Form 10-Q
period 1996-06-30
CARROLLTON BANCORP
filed 1996-08-02
CIK 859222

                       U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                     FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended   JUNE 30, 1996
                                  ---------------------
               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT
    For the transition period from .......to.......

      Commission file number     0-23090
                             --------------------------

                                  Carrollton Bancorp
- --------------------------------------------------------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)

     Maryland                                                  52-1660951
- --------------------------------------------------------------------------------
(State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                           Identification No.)

             15 Charles Plaza, Suite 200, Baltimore, Maryland 21201-3936
         -------------------------------------------------------------------
                       (Address of principal executive offices)

                                    (410) 536-4600
- -----------------------------------------------------------------------
                             (Issuer's telephone number)

 ................................................................................
                (Former name, former address and former fiscal year,
                            if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes       No
                                                -----    -----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:     1,328,565 common shares outstanding at July 31, 1996
      ------------------------------------------------------------

    Transitional Small Business Disclosure Format (check one):
Yes       No    X
    -----    -------

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CONSOLIDATED BALANCE SHEETS

                                  Carrollton Bancorp
                                    and Subsidiary

                                                                   June 30,               December 31,
                                                                    1996                     1995
                                                                  --------                 --------
Assets                                                          (Unaudited)

Cash and due from banks                                    $    17,750,229         $     16,203,646

Federal funds sold                                                       0                3,700,000

Interest-bearing deposits with financial institutions              100,000                  100,000

Investment securities:

  Available for sale                                            71,976,985               62,320,889

  Held to maturity                                              20,291,173               24,101,374
    (approximate market value of $20,260,372
    and $24,428,685)

Loans, less allowance for loan losses of                       145,952,028              134,194,025
  $2,264,795 and $2,243,472

Bank premises and equipment                                      4,253,016                4,051,205

Deferred income taxes                                            1,140,620                  506,169

Accrued interest receivable                                      2,135,976                2,045,660

Other assets                                                     2,439,720                2,530,956
                                                              ------------             ------------
                                                           $   266,039,747         $    249,753,924
                                                              ------------             ------------
                                                              ------------             ------------
Liabilities and Shareholders' Equity

Deposits

  Noninterest-bearing                                      $    26,519,593         $     30,027,955

  Interest-bearing                                             200,166,298              187,181,343
                                                              ------------             ------------
    Total deposits                                             226,685,891              217,209,298

Federal funds purchased and securities
  sold under agreements to repurchase                            8,223,382                3,203,849

Advances from the Federal Home Loan Bank                         2,000,000                        0

Notes payable - U. S. Treasury                                   1,445,608                1,387,611

Accrued interest payable                                           225,135                  237,101

Other liabilities                                                  957,521                  898,038
                                                              ------------             ------------
                                                               239,537,537              222,935,897
                                                              ------------             ------------
Shareholders' equity
  Common stock, par value $10.00 per share;
  authorized 5,000,000 shares; issued
  and outstanding 1,328,565 shares                              13,285,650               13,285,650

  Surplus                                                        6,079,950                6,079,950

  Net unrealized holding gains on
  available for sale securities                                   (612,371)                 395,981

  Retained earnings                                              7,748,981                7,056,446
                                                              ------------             ------------
                                                                26,502,210               26,818,027
                                                              ------------             ------------
                                                           $   266,039,747         $    249,753,924
                                                              ------------             ------------
                                                              ------------             ------------

  Note: Balances at December 31, 1995 are derived from audited financial statements.

                                     - 1 -

                    CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                  Carrollton Bancorp
                                    and Subsidiary

                                            Quarter Ended June 30,             Six Months Ended June 30,
                                               1996             1995             1996               1995
                                              --------        --------         --------           --------
Interest income

   Interest and Fees on Loans             $   3,155,825   $   3,000,361        6,222,763      $   5,871,409

   Interest and Dividends on Securities:

     Taxable interest income                  1,146,479         896,352        2,258,370          1,687,194

     Nontaxable interest income                 207,553         149,282          384,379            298,197

     Dividends                                   10,399          20,784           23,473             27,755

   Interest on Federal funds sold and
     other interest income                       53,759         101,483          120,375            228,932

                                            ------------    ------------     ------------       ------------
     Total interest income                    4,574,015       4,168,262        9,009,360          8,113,487
                                            ------------    ------------     ------------       ------------
Interest expense

   Deposits                                   2,019,648       1,699,310        4,002,890          3,183,928

   Other                                         63,503         197,520          117,009            458,858
                                            ------------    ------------     ------------       ------------
    Total interest expense                    2,083,151       1,896,830        4,119,899          3,642,786
                                            ------------    ------------     ------------       ------------
     Net interest income                      2,490,864       2,271,432        4,889,461          4,470,701

Provision for loan losses                        37,500               0           72,500                  0
                                            ------------    ------------     ------------       ------------
     Net interest income after
       provision for loan losses              2,453,364       2,271,432        4,816,961          4,470,701
                                            ------------    ------------     ------------       ------------
Other operating income

  Service charges on deposit accounts           316,829         267,468          620,093            520,852

  Brokerage commissions                         177,803         158,525          344,688            299,232

  Other fees and commissions                    266,964         179,587          486,828            324,164

  Gains (losses) on security sales               14,688         (28,534)          17,526            (28,534)
                                            ------------    ------------     ------------       ------------
    Total other income                          776,284         577,046        1,469,135          1,115,714
                                            ------------    ------------     ------------       ------------
Other expenses

  Salaries                                      924,759         776,807        1,856,192          1,582,036

  Employee benefits                             247,233         199,159          478,499            412,028

  Occupancy                                     312,605         289,939          627,183            587,279

  Furniture and equipment                       190,762         143,902          358,890            289,218

  Other operating expenses                      895,857         778,155        1,606,765          1,508,601

                                            ------------    ------------     ------------       ------------
    Total other expenses                      2,571,216       2,187,962        4,927,529          4,379,162
                                            ------------    ------------     ------------       ------------
Income before income taxes                      658,432         660,516        1,358,567          1,207,253

Income taxes                                    168,774         205,191          383,635            369,835
                                            ------------    ------------     ------------       ------------
Net income                                 $    489,658    $    455,325     $    974,932       $    837,418
                                            ------------    ------------     ------------       ------------
                                            ------------    ------------     ------------       ------------
Earnings per common share

Net income                                 $       0.37    $       0.34     $       0.73       $       0.63
                                            ------------    ------------     ------------       ------------
                                            ------------    ------------     ------------       ------------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                  Carrollton Bancorp
                                    and Subsidiary

                                                                 Six Months Ended June 30,
                                                                    1996                1995
                                                                  --------            --------
Cash flows from operating activities

 Interest received                                             $     8,925,409   $       8,002,725

 Fees and commissions received                                       1,340,344           1,158,435

 Interest paid                                                      (4,131,865)         (3,548,913)

 Cash paid to suppliers and employees                               (4,256,690)         (4,271,086)

 Income taxes paid                                                    (410,032)           (331,720)
                                                                  ------------        ------------
                                                                     1,467,166           1,009,441
                                                                  ------------        ------------
Cash Flows from investing activities

 Proceeds from maturities of securities held to maturity             4,100,000           1,125,000

 Purchases of securities held to maturity                             (298,688)         (8,251,953)

 Proceeds from sales of securities available for sale                2,474,187           2,415,256

 Proceeds from maturities of securities available for sale          10,191,301           5,420,228

 Purchases of securities available for sale                        (23,944,337)        (21,442,119)

 Net decrease in interest-bearing deposits                                   0             476,977

 Loans made, net of principal collected                            (11,830,503)         (2,269,862)

 Purchases of premises and equipment                                  (584,269)         (1,377,530)
                                                                  ------------        ------------
                                                                   (19,892,309)        (23,904,003)
                                                                  ------------        ------------
Cash flows from financing activities

 Net (decrease) increase in deposits                                 9,476,593          19,186,734

 Acquired deposits                                                           0          22,765,077

 Premium on acquired deposits                                                0          (1,847,663)

 Net increase (decrease) in other borrowed funds                     7,077,530          (6,234,159)

 Dividends paid                                                       (282,397)           (269,150)

 Common stock repurchase and retirement                                      0            (459,140)
                                                                  ------------        ------------
                                                                    16,271,726          33,141,699
                                                                  ------------        ------------
Net increase (decrease) in cash and cash
 equivalents                                                        (2,153,417)         10,247,137

Cash and cash equivalents at beginning of year                      19,903,646          11,559,967
                                                                  ------------        ------------
Cash and cash equivalents at June 30th                         $    17,750,229   $      21,807,104
                                                                  ------------        ------------
                                                                  ------------        ------------
Reconciliation of net income to net cash
provided by operating activities

  Net income                                                   $       974,932   $         837,418

Adjustments to reconcile net income to
net cash provided by operating activities

 Provision for loan losses                                              72,500                   0

 Depreciation and amortization                                         389,361             260,224

 Amortization of premiums and discounts                                  6,365             (36,763)

 Gain on disposal of securities                                        (17,526)             28,534

(Increase) decrease in
   Accrued interest receivable                                         (90,316)            (73,999)

   Other assets                                                         84,333              14,187

Increase (decrease) in
   Accrued interest payable                                            (11,966)             93,873

   Income taxes payable                                                (26,397)             38,115

   Other liabilities                                                    85,880            (152,148)
                                                                  ------------        ------------
                                                               $     1,467,166   $       1,009,441
                                                                  ------------        ------------
                                                                  ------------        ------------

                 NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  CARROLLTON BANCORP

                              Period ended June 30, 1996


The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended June 30, 1996 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings

Summary

    Carrollton Bancorp's net income for the first half of 1996 was $975,000, or $.73 per share as compared to $837,000, or $.63 per share, for the same period of 1995. Net income for the second quarter of 1996 was $490,000, or $.37 per share, as compared to $455,000, or $.34 per share, for the second quarter of 1995. The increase in earnings was due to several major factors. Net interest income increased as a result of growth in the loan and security portfolios, while a significant portion of non-interest income growth resulted from fees generated by the Company's expanding ATM network.

Net Interest Income

    Because of volume growth in the loan and investment securities portfolios since June, 1995, net interest income increased for the Company by 10% for the second quarter and 9% for the first six months of 1996 as compared to the same periods of 1995. Total interest income increased 11% for the first six months of 1996 and increased 10% for the second quarter of 1996 as a result of volume increases in the two portfolios as previously mentioned. Total assets grew by 8% for the first half of 1996 as compared to 1995, driven by 14% growth in the loan portfolio and 6% growth in the securities portfolio.

    An increase in deposits caused total interest expense to increase for the first six months of 1996 as compared to 1995. The rate of interest expense to interest-bearing liabilities was 4.17% for the first half of 1996 as compared to 4.32% for 1995. The rate of interest expense to interest-bearing liabilities for the second quarter of 1996 was 4.14% compared to 4.41% for the same period in 1995.

    Due to the increase in earning assets, net interest income on a taxable equivalent basis increased by 10% for the second quarter and first six months of 1996 as compared to the same periods of 1995. However, the net yield on average earning assets decreased to 4.37% in the second quarter of 1996 from 4.51% for the same period in 1995, and decreased to 4.35% in the first half of 1996 from 4.48% for the same period in 1995.

Provision for Loan Losses

    During the first half of 1996, the provision for loan losses was $72,500. The provision was made based on a thorough evaluation of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to .68% in the first half of 1996 from .56% in the same period of 1995. The main reason for this increase was one commercial real estate loan for $829,000 which was restructured in late 1995.

Non-Interest Income

    For the first six months of 1996, non-interest income, excluding securities gains, increased 26.9% over the same period of 1995. The increase in service charges on deposit accounts came mainly from the volume of deposit accounts acquired from a branch acquisition in the second quarter of 1995. The continued surge in the stock market and an increase in sales personnel has resulted in an increase of $45,000 in brokerage commissions in the first half of 1996 over the same period in 1995. Other fees and commissions increased $163,000 principally due to increases in ATM fee income generated by additional machines placed in service.

    In the first six months of 1996, the sale of $2.5 million of available for sale securities resulted in security gains of $17,500. This occurred principally from a yield swap transaction.

Non-Interest Expenses

    Non-interest expenses increased in both the second quarter and first six months of 1996 as compared to the same periods of 1995 by 15.3% and 11.4%. Increases in salaries, employee benefits, occupancy, furniture and equipment, and other operating expenses were due to growth in staff, branches, new ATM installations, and expenses related to additional card service capabilities. Increases in expenses were offset by the reduction in the FDIC insurance premium.


Income Tax Provision

    For the first six months of 1996, the effective tax rate was 28.2% as compared to 30.6% for the same period in 1995. The effective tax rate has declined primarily as a result of a change in the state law, subject to a three year phase in, which enables financial institutions to exclude from taxable income interest earned on certain investment securities. In addition, the ratio of federal tax free income to total income has increased as the municipal bond portfolio has grown, thereby reducing the tax rate. The increase in the amount of income tax during the first half of 1996 as compared to 1995 was due to the increase in the amount of income before tax.

Financial Condition

Summary

    Total assets for the Company were $266.0 million at June 30, 1996 as compared to $249.8 million at the end of 1995. Loans increased by 8.6% while investment securities increased by 6.5%. In addition, deposits grew by 4.4% since December 31, 1995.

Short-Term Investments

    In total, short-term investments decreased $3.7 million from December 31, 1995 to June 30, 1996. The majority of these funds were used for branch and ATM operations and invested in investment securities for a better return.

Investment Securities

    In the aggregate, investment securities increased $5.8 million or 6.5% at June 30,

1996. The additional investments were funded by the decrease in short-term investments and additional deposits.

Loans

    At June 30, 1996, total loans increased $11.8 million or 8.6% to $148.2 million from the end of 1995. Consumer loan growth in home equity loans and residential real estate loans continued. In addition, the Company continues to grow the commercial loan portfolio due to its emphasis on services to small to medium sized businesses.

    At June 30, 1996, home equity and residential real estate loans increased by $6.3 million to $73.7 million. On the other hand, installment loans decreased by $831,000 to $15.6 million for the same period.

    In the commercial loan portfolio, business loans and lines of credit increased $1.9 million to $26.3 million at June 30, 1996. Meanwhile, commercial mortgage loans had an aggregate increase of $4.0 million and amounted to $32.5 million at June 30, 1996.

Allowance for Loan Losses

    The allowance for loan losses increased $21,000 from December 31, 1995 and amounted to $2.3 million at June 30, 1996. The ratio of the allowance to total loans was 1.64% at December 31, 1995 and 1.53% at June 30, 1996. This ratio fell due to loan growth. The ratio of net loan losses to average loans outstanding increased to .07% for the first half of 1996. This ratio was below 0% at the end of 1995 due to a large recovery received in 1995. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans decreased to .68% at March 31, 1996 from .96% at December 31, 1995, the improvement coming from a reduction in non-accrual loans.

Funding Sources

    Total deposits increased by $9.5 million or 4.4% from the end of 1995 to $226.7 million at June 30, 1996. Interest-bearing accounts increased by $13.0 million while non-interest bearing accounts decreased by $3.5 million. This increase mainly helped to fund investment securities and new loans.

    Other borrowings increased significantly by $7.1 million to $11.7 million at June 30, 1996 from $4.6 million at December 31, 1995. Borrowings for federal funds purchased and securities sold under agreements to repurchase increased to $8.2 million at June 30, 1996 from $3.2 million at the end of 1995. Borrowings from the FHLB increased from $0 at December 31, 1995 to $2.0 million at June 30, 1996. These borrowings helped to fund the increased lending activities.

Capital

    Shareholders' equity decreased by $316,000 or 1.2% for the first six months of 1996 compared to the end of 1995. This was primarily due to a $1.0 million increase of unrealized losses since December 31, 1995, net of tax, on securities classified as available for sale. Net income for the first half of 1996 was $975,000. Shareholders were paid a dividend totalling $282,000 for the first six months of 1996. At June 30, 1996, shareholders' equity amounted to 9.96% of total assets as compared to 10.7% at December 31, 1995. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios were 15.7% and 16.9%, respectively. The risked-based capital ratios were slightly below levels at December 31, 1995; nevertheless, they still far exceeded regulatory minimums. The Company's leverage ratio decreased slightly to 9.90% at June 30,1996 from 9.95% at year end 1995.

Liquidity

    As of June 30, 1996, outstanding loan commitments and unused lines of credit for the Company totalled $53.5 million. Management places a high probability for required funding within 1 year on approximately $11.7 million of this total. The remaining amount is mainly unused home equity lines and credit card lines on which management places a low probability for required funding.
At June 30, 1996, the Company's liquidity position continues to be solid. The Company also had additional borrowing capacity of approximately $30 million at June 30, 1996.

Interest Rate Risk

    The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. The Company's liability sensitive position at June 30, 1996 as measured by the level of rate sensitive assets to rate sensitive liabilities increased slightly from December 31, 1995. This position contributed somewhat to a marginal decline in the net yield on interest earning assets of 4.35% for the first half of 1996 from 4.39% at December 31, 1995. Theoretically, a liability sensitive position is favorable in a falling interest rate environment since more liabilities will reprice in a given time frame as interest rates fall than assets. The Company was able to reduce interest rates on deposits in the second quarter of 1996. Management continually seeks methods to reduce its exposure to interest rate shifts.

                              PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

There is no information to be reported under this item for the quarter ended June 30, 1996.


Item 2.  Changes in Securities

There is no information to be reported under this item for the quarter ended June 30, 1996.


Item 3.  Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended June 30, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended June 30, 1996.


Item 5.  Other Information

There is no information to be reported under this item for the quarter ended June 30, 1996.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 11- Statement re: Computation of per share
                          earnings

         (b) There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Carrollton Bancorp
                                       ------------------
                                       (Registrant)



Date   8/6/96                          /s/ Dallas R. Arthur
                                       --------------------
                                       Dallas R. Arthur
                                       President and Chief Executive
                                       Officer


Date   8/6/96                          /s/ David L. Costello III
                                       -------------------------
                                       David L. Costello III
                                       Treasurer and Chief Financial
                                       Officer

                                    EXHIBIT INDEX

                                                 Sequentially
Exhibit                                            Numbered
Number        Description                            Page
- ------        -------------------------              ----

11            Statement Re: Computation of
                   Per Share Earnings                 12