Form 10-Q/A
period 1996-06-30
CARROLLTON BANCORP
filed 1996-10-16
CIK 859222

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
                             --------------------------

                                  Carrollton Bancorp
--------------------------------------------------------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)

     Maryland                                                  52-1660951
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

                                    (410) 536-4600
-----------------------------------------------------------------------
                             (Issuer's telephone number)

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

                                       Carrollton Bancorp
                                       ------------------
                                       (Registrant)



Date   10/16/96                        /s/ Dallas R. Arthur
                                       --------------------
                                       Dallas R. Arthur
                                       President and Chief Executive
                                       Officer


Date   10/16/96                        /s/ David L. Costello III
                                       -------------------------
                                       David L. Costello III
                                       Treasurer and Chief Financial
                                       Officer

                                    EXHIBIT INDEX

                                                 Sequentially
Exhibit                                            Numbered
Number        Description                            Page
------        -------------------------              ----

27            Financial Data Schedule                 13