Form 10KSB40
period 1996-12-31
CARROLLTON BANCORP
filed 1997-03-27
CIK 859222

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

    For the fiscal year ended    December 31, 1996
                                 -----------------

    Commission file number:      0-23090
                                 -------

                               Carrollton Bancorp
------------------------------------------------------------------------------
                  (Name of Small Business Issuer in Its Charter)

                 Maryland                          52-1660951
---------------------------------------------      ----------------
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer
             or Organization)                      Identification No.)

         15 Charles Plaza, Suite 200
            Baltimore, Maryland                     21201-3936
 --------------------------------------------       ---------------
 (Address of Principal Executive Offices)           (Zip Code)

                  (410) 536-4600
 --------------------------------------------
          (Issuer's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act:
                                                 Name of Each Exchange
        Title of Each Class                       on Which Registered
        -------------------                      --------------------
               None                                     None
 --------------------------------------------    --------------------
       Securities registered under Section 12(g) of the Exchange Act:

                                Common Stock
 --------------------------------------------------------------------
                              (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X       No
    ----         ----

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for its most recent fiscal year.  $22,339,046.

    Aggregate market value of the voting stock held by non-affiliates:
$24,465,281.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,394,758 shares as of March 14, 1997.

    Transitional Small Business Disclosure Format (check one):

Yes          No   X
    ----        ----

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                    PART I

                       ITEM 1:  DESCRIPTION OF BUSINESS

Generally. Carrollton Bancorp (the "Company") is a bank holding company registered as such under the Bank Holding Company Act of 1956, as amended, and was organized on January 11, 1990. Carrollton Bank (the "Bank") is a commercial bank and the principal subsidiary of the Company. The Bank was incorporated under the laws of the State of Maryland in 1903 and is engaged in a general commercial and retail banking business.

Service Area. The service area for the Bank is defined both in terms of geographic area and by the specific types of customers the Bank seeks to attract by implementing its banking services and programs. Geographically, the Bank's twelve bank branches are located in Baltimore City, Baltimore County, Anne Arundel County, and Carroll County, Maryland. The Bank attracts deposits and generates loan activity throughout this area primarily through its branch network. In addition, the Bank has made loans in Harford County, Howard County and Prince George's County, Maryland, and has deposit customers who live in Harford County and Howard County, Maryland. Bank management believes that the Bank is able to attract customers from outside of its geographic branch location by strategically locating branches in certain commercial areas of central Maryland, thereby appealing to customers who bank where they work.

Description of Services. The Bank provides a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to consumers and business principals.

    The loan portfolio of the Bank consists primarily of loans for which the cash flow of the borrower serves as the principal source of debt service and loan retirement, with secondary emphasis on asset-collateral and other forms of secondary support. In this regard, many small businesses require short-term inventory financing which can be supported by cash flow and individual assets. The Bank also engages in asset-based lending, traditional real estate loans and general consumer loans to individuals. The loan portfolio is approximately 35% adjustable rate loans and 65% fixed rate in terms of its repricing mix.

    The Bank has established and implemented lending policies and procedures, underwriting guidelines and internal control systems in order to conduct its business in a sound and prudent manner. Potential loan customers are carefully evaluated in order to assess risk and to expedite any later loan approval process. The Bank monitors and assesses the performance of the smaller businesses to which it provides funding.

    The following is a partial listing of the types of services and products which the Bank offers:

    . Commercial loans for businesses, including those for working capital purposes, equipment purchases and accounts receivable and inventory financing.

    . Commercial and residential real estate loans for acquisition, refinancing and construction.

    . Selected consumer loans including automobile loans, residential mortgages, home equity loans and lines of credit.

    .   Loans guaranteed by the United States Small Business Administration.

    . Money market deposits, demand deposits and NOW accounts and certificates of deposit.

    .   Letters of credit and remittance services.

    .   Credit and charge card services.

    .   Merchant credit card deposit processing.

    .   Brokerage services for stocks, bonds, mutual funds and annuities.

    .   A 24-hour ATM and affiliation with the MOST ATM Network.

    .   Credit life insurance.

    .   After-hours depository services.

    .   Safe deposit boxes.

    . Other services, such as direct deposit services, travelers checks and IRA accounts.

     Customer service hours for the Bank are fully competitive with other institutions in the market area. The Bank also acts as a reseller of services purchased from other financial institutions for customers requiring services not offered directly by the Bank.

Lending Activities. The Bank makes various types of loans to borrowers based on, among other things, an evaluation of the borrowers' net asset value, cash flow, security and indicated ability to repay. Loans to consumers include residential mortgages, home equity loans, home improvement loans, overdraft loans, credit card loans, and installment loans for automobiles, boats and recreational vehicles. The Bank also makes loans secured by deposit accounts and common stocks. The Bank's commercial loan product line includes first mortgage loans, time and demand loans, lines and letters of credit, and asset based financing. The Notes to the Consolidated Financial Statements contained in Part II, Item 7 show the classification by type of loan for the whole portfolio.

     First mortgage residential loans are loans made to enable customers to purchase or refinance primary residences. These loans are secured by a first mortgage lien on the property. The Bank typically finances 80% of the purchase price or appraised value, whichever is less, and requires the borrower to meet minimum income and debt criteria consistent with the underwriting standards of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The Bank also reviews the credit history of each mortgage applicant. The Bank does have a first time home buyer program for qualifying purchasers whose family incomes are under $49,000, with the loan amount not to exceed $80,750, and with a purchase price not to exceed $85,000. The Bank will finance 95% of the purchase price or appraised value. First mortgage residential loans are considered low risk based on the type of collateral obtained (residential property) and the underwriting standards used (financing only 80% of the value). The Bank experienced net losses on residential mortgage loans during 1996 of $34,000 and 1994 of $11,000. There were no losses during 1995. There were no residential mortgage loans delinquent more than 90 days at December 31, 1996. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

     Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 3.0%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance and depending on the rate and program. As with first mortgage residential loans, borrowers are required to meet certain income and debt ratios. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property behind the first mortgage, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced net losses on home equity loans during 1996 of $19,000 and 1994 of $29,000, and net recoveries on home equity loans during 1995 of $10,000. There were no home equity loans delinquent more than 90 days at December 31, 1996. There are no discernible delinquency or loss trends relating to home equity loans known to management.

     Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the variability of the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 100% coverage of the business debt service, and to the income-producing property to be self-supporting generally with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. First, commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. Second, the repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business depending on the type of business. Therefore, business risk to the Bank's customer is involved. The Bank did not experience any losses on commercial mortgage loans during 1996, 1995 or 1994. There were no commercial mortgage loans past due more than 90 days at December 31, 1996. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

     Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank's financing of these types of transactions principally relates to projects for residential housing development and construction. The Bank typically will finance 70% to 75% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan because often the end result is an anticipated future event, the timing of which is not always controllable. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses on construction and land development loans during 1996, 1995 or 1994. There were no construction and land development loans past due more than 90 days at December 31, 1996. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

     Time and demand loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but also may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. Time and demand loans and lines of credit are more risky than secured commercial real estate lending transactions. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate, or the collateral may be used for other purposes if not subject to Uniform Commercial Code filings. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had net recoveries of $6,000 in 1996 and did not experience any time and demand loan or line of credit losses in 1995 or 1994. Approximately $31,000, or .11%, of the time and demand and line of credit loan portfolios were delinquent more than 90 days at December 31, 1996.
There are no discernible delinquency or loss trends relating to time and demand loans or lines of credit known to management.

     Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. Home improvement loans include those made directly to customers and those made indirectly or originated through an approved home improvement dealer. The Bank makes unsecured home improvement loans to a maximum amount of $12,500, and any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the income-and-debt-ratio requirement helps determine the borrower's current ability to repay the loan. In 1995, the Bank had net recoveries of home improvement loans of approximately $350,000. This was the result of a recovery on an insurance claim of $414,000 for fraudulent loans written off by the Bank in 1990. In 1996 and 1994, the Bank had net charge-offs of home improvement loans of approximately $34,000 and $68,000, respectively. Approximately $3,000, or .12%, of the home improvement portfolio was delinquent more than 90 days at December 31, 1996. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

     The remainder of the consumer loan portfolio is composed of installment loans for automobiles, boats and recreational vehicles, credit card lines, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance 85% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had net losses on automobile loans in 1996 of $11,000 and in 1995 of $5,000. The Bank did not experience any losses on automobile or other vehicle loans during 1994. There were no automobile or other vehicle loans past due more than 90 days at December 31, 1996. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

     Credit card, overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. The line amounts are subject to fairly low limits based on an assessment of the customer's credit history and income and debt ratios. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank works to mitigate this risk by establishing fairly low credit limits. Net charge-offs in 1996, 1995 and 1994 were approximately $98,000, $30,000, and $7,000, respectively. There were approximately $26,000 of credit card, overdraft loans and other personal loans past due more than 90 days at December 31, 1996. There are no discernible delinquency or loss trends relating to credit card or overdraft lines known to management, however, the increased losses for 1996 relate primarily to a higher level of personal bankruptcy filings.

     Loans secured by savings accounts in the Bank and stock and bond certificates are very secure forms of lending. The Bank will advance funds for up to 100% of balances in savings or certificates of deposit accounts in the Bank. The Bank will advance funds up to 70% of the market value of actively traded stock certificates and bonds or 60% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 1996, 1995 or 1994. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 1996. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

     Reference is also made to Note 4 of the Notes to Consolidated Financial Statements included on page F-9 in this Report for the composition of the loan portfolio by type of loan. This Note will indicate the relative size of the various types of loans to the portfolio in total. Reference is made to the Statistical Disclosures on page 16 of this Report for an allocation of the allowance for loan losses by type of loan which also indicates management's assessment of the degree of risk that each type of loan carries.

     The Bank is the principal originator of all of the loans it makes, although it increasingly purchases loans and loan participations from brokers and other institutions. The Bank currently does not sell loans into the secondary market. Since the Company does not currently sell loans in the secondary market, it does not service loans for others to derive noninterest income from loans. Noninterest income related to loans is derived from commissions on credit life insurance sold to borrowers and letter of credit fees. These income amounts are not significant to the amounts of noninterest income derived from other sources.

     Reference is made to Note 4 of the Notes to Consolidated Financial Statements which contains the amounts of nonaccrual and delinquent loans at December 31, 1996.

Investment Activities. The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 32% of total assets, and is invested primarily in U.S. Treasury, U.S. Government Agency, state and municipal, and mortgage backed securities with maturities varying from 1997 to 2023. Reference is made to Note 3 of the Notes to Consolidated Financial Statements included on page F-7 of this Report and to the Statistical Disclosures on page 16 for additional information concerning the investment portfolio.

Deposit Services. The Bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Types of deposit accounts available include noninterest bearing demand checking, interest bearing checking (NOW accounts), savings, money market, certificates of deposit, individual retirement accounts, and Christmas Club accounts. These accounts carry varying fee structures depending on the level of services desired by the customer and varying interest rates depending on the balance in the account maintained by the customer. Commercial deposit customers may also choose an overnight investment account which automatically invests excess balances available in demand accounts on a daily basis in repurchase agreements. The Bank's customer base for deposits is primarily retail in nature. The Bank does offer certificates of deposit over $100,000 to its retail and commercial customers. The Bank does not actively solicit these types of deposits through deposit brokers or otherwise and does not currently consider these types of deposits as necessary sources of funds given its liquidity position. Accordingly, the balance of accounts over $100,000 is not significant, and these accounts are offered principally as accommodations to existing customers.

     Reference is also made to Note 8 of the Notes to Consolidated Financial Statements included on page F-11 of this Report for additional information concerning deposits on the Bank.

Brokerage Activities. Carrollton Financial Services, Inc., a subsidiary of the Bank, provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 1995, commission and other income totalled $843,069 and income after taxes was $194,925.

Sources of Business. The major focus of the Bank's marketing efforts is both on individual consumers and on small to medium-sized businesses and professionals in the Bank's service area. The Bank's ability to generate deposits, loans and service income is dependent upon the growth of its market and the development and execution of a marketing strategy. Marketing primarily involves the print, television and radio media. Direct mail is used on a sporadic basis, and direct calling on business customers is performed by branch and commercial lending personnel. The Bank's customers also promote the bank through word of mouth referral. In its marketing efforts, the Bank emphasizes the advantages of dealing with a locally-owned institution which provides personalized service and is sensitive to the particular needs of consumers and businesses.

Competition. The Bank faces strong competition in all areas of its operations. This competition comes from entities operating in Baltimore City, Baltimore County and Anne Arundel County and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions operating in Baltimore City, Baltimore County and Anne Arundel County. The Bank also competes for deposits with money market funds, mutual funds and corporate and government securities.
The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors, including, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.
Some of the Bank's competitors have greater assets and operating capacity than the Bank.

Asset Management. The Bank makes available several types of loan services to its customers as described above, depending on customer needs. Recent emphasis has been made on originating short-term (one year or less), variable rate commercial loans and variable rate home equity lines of credit, with the balance of its funds invested in consumer/installment loans and real estate loans. In addition, a portion of the Bank's assets is invested in high grade securities and other investments in order to provide income, liquidity and safety. Such investments include U.S. government and U.S. government agency securities, mortgage backed securities and collateralized mortgage obligations, as well as advances of federal funds to other member banks of the Federal Reserve System. Subject to the effects of taxes, the Bank also invests in tax-exempt state and municipal securities with a minimum rating of "A" by a recognized ratings agency. The Bank's primary source of funds is customer deposits.

     The risk of non-repayment (or deferred payment) of loans is inherent in the business of commercial banking, regardless of the type of loan or borrower. The Bank's efforts to expand its loan portfolio to small and medium-sized businesses may result in the Bank undertaking certain lending risks which are somewhat different from those involved in loans made to larger businesses. The Bank's management evaluates all loan applications and seeks to minimize the exposure to credit risks through the use of thorough loan application, approval and monitoring procedures. However, there can be no assurance that such procedures significantly reduce all risks.

Employees. As of December 31, 1996, the Bank and its subsidiaries had 144 full time equivalent employees, 27 of whom were officers. Each officer generally has responsibility for one or more loan, banking or operation functions. Non-officer employees are employed in a variety of administrative capacities. Management does not anticipate any inordinate difficulty in recruiting and training such additional officers and employees as it may need in the future. Management believes that relations with its employees are good.

SUPERVISION AND REGULATION

Supervision and Regulation of the Company. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA is administered by the Board of Governors of the Federal Reserve System (the "Board of Governors"), and the Company is required to file with the Board of Governors such reports and information as may be required pursuant to the BHCA. The Board of Governors also may examine the Corporation and any of its nonbank subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Board of Governors before: (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than five percent of the voting shares of such bank; or (iii) it merges or consolidates with any other bank holding company.

     Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in, non-banking activities. A major exception to this prohibition is for activities the Board of Governors finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Board of Governors has determined by regulation to be properly incident to the business of a bank holding company are: making or servicing loans and certain types of leases; engaging in certain investment advisory and discount brokerage activities; performing certain data processing services; acting in certain circumstances as a fiduciary or as an investment or financial advisor; ownership of certain types of savings associations; engaging in certain insurance activities; and making investments in certain corporations or projects designed primarily to
promote community welfare.    The Board of Governors has added ownership of
certain types of savings associations to the list of permissible activities of a bank holding company.

     Certain provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") also may impact the operations of the Company. FDICIA requires that the Board of Governors adopt regulations establishing safety and soundness standards for bank holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. The Board of Governors proposed regulations to implement this requirement in April 1993. Final regulations were to become effective by December 1,1993. FDICIA also requires any bank holding company which controls an undercapitalized insured bank to act as a "source of strength" to such bank. See "Holding Company Guaranty" below. Finally, FDICIA permits the appropriate federal bank regulatory agency to require a bank holding company to divest itself of a bank subsidiary in certain circumstances. See "Prompt Corrective Action" below.

     The Company is an "affiliate" of the Bank under the Federal Reserve Act, which imposes certain restrictions on: (i) loans by the Bank to the Company;
(ii) investments in the stock or securities of the Company; and (iii) the Bank taking stock or securities of the Company as collateral for loans by it to a borrower. See "Transactions with Affiliates" below.

     The Company also is an affiliate of the Bank under the Maryland Financial Institutions Article of the Annotated Code of Maryland (the "Financial Institutions Article"). As such, the Commissioner of Financial Regulation for the State of Maryland (the "Commissioner") has the same authority to examine the business of the Company that it has to examine the business of the Bank.

     Federal law generally prohibits the current acquisition of banks or bank holding companies in Maryland by out-of-state banks or bank holding companies, although the Financial Institutions Article allows regional interstate banking by permitting banking organizations in certain states to acquire Maryland banking organizations if Maryland banking associations are allowed to acquire banking organizations in their states. As a result of this provision, banking organizations in other states, most significantly North Carolina, Pennsylvania and Virginia, have entered the Maryland market through acquisitions of Maryland institutions. Those acquisitions are subject to federal and Maryland approval. The so-called "Douglas Amendment" to the Bank Holding Company Act was amended effective September 29, 1995 to allow an "adequately capitalized and adequately managed" bank holding company to acquire a bank or substantially all of its assets located in any other state regardless of whether the acquisition is expressly authorized under state law.

     President Clinton also signed into law a bill which, among other things, allows interstate branching by banking organizations as early as June 1, 1997, subject to each states' separate decision to allow interstate branch banking within the state. The effects of such legislation cannot yet be determined, but it is anticipated that competition by financial institutions within Maryland may increase due to entrance into the market place by branches of out-of-state banks. Such legislation could also spur increased acquisition activity of Maryland institutions by out-of-state organizations. During the 1995 legislative session, the State of Maryland passed legislation to allow interstate branch banking within Maryland.

Supervision and Regulation of the Bank. The Bank is the only direct subsidiary of the Company. The Bank operates as a banking institution incorporated under the laws of the State of Maryland and is subject to examination by the Commissioner. The Bank is not a member of the Federal Reserve System (an "insured nonmember bank") and as such, its primary federal regulator is the Federal Deposit Insurance Corporation (the "FDIC").
Deposits in the Bank are insured by the FDIC. The Commissioner and the FDIC regulate or monitor all areas of the Bank's operations, including reserves, loans, loans to directors, officers or principal shareholders, loans to one borrower, capital, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records.

     Examinations. Pursuant to FDICIA, examinations of insured nonmember banks having assets of $100,000,000 or more must be conducted no less frequently than every 18 months until December 31, 1993 and no less frequently than every 12 months thereafter. The Bank is subject to assessments by the FDIC to cover the costs of such examinations. As a result of such examinations, the FDIC may revalue assets of the Bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

     Safety and Soundness. The FDIC is authorized to promulgate regulations to ensure the safe and sound operations of insured nonmember banks and may impose various requirements and restrictions on the activities of insured nonmember banks. Additionally, under FDICIA, the FDIC was required to prescribe safety and soundness regulations no later than December 1, 1993 relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders.

     Loans and Deposit Products. Interest and certain other charges collected or contracted for by the Bank are subject to state usury and consumer protection laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the Truth-in-Lending Act (governing disclosures of credit terms to consumer borrowers), the Equal Credit Opportunity Act (prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit), the Fair Credit Reporting Act (governing the use of information from and provision of information to credit reporting agencies and others), the Fair Debt Collection Practices Act (governing the manner in which consumer debts may be collected), and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Electronic Funds Transfer Act (governing automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services), the Truth-in-Savings Act (governing disclosures of terms applicable to deposit accounts), the Expedited Funds Availability Act (governing the availability of certain funds deposited into transaction accounts), and the rules and regulations of the Board of Governors implementing such acts.

     Pursuant to FDICIA, the FDIC has adopted regulations prescribing standards for extensions of credit by insured nonmember banks secured by liens on or interests in real estate and made for the purpose of financing the construction of a building or other improvements to real estate. The FDIC regulations require insured nonmember banks to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the bank. These policies must include loan portfolio diversification standards, prudent underwriting standards (including clear and measurable loan-to-value limits), loan administration procedures, and documentation, approval and reporting requirements to monitor compliance with the policies. Finally, the regulations require insured nonmember banks to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriately based on current market conditions.

     Capital Requirements. Under regulations promulgated by the FDIC, insured nonmember banks currently are required to maintain "core" or "tier 1" capital of at least 3% of total assets (the "Leverage Ratio"). For all but the most highly rated banks, the minimum Leverage Ratio requirement will be 4% to 5% of total assets. Tier 1 capital consists of: (i) common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries; (ii) minus intangible assets (other than certain purchased mortgage and credit card servicing rights); (iii) minus certain losses, and minus investments in certain securities subsidiaries.

     In addition, each insured nonmember bank also must maintain a "tier 1 risk-based capital ratio" of 4%. The "tier 1 risk-based capital ratio" is defined in FDIC regulations as the ratio of tier 1 capital to "risk-weighted assets." A bank's total risk-weighted assets are determined by: (i) converting each of its off-balance sheet items to an on-balance sheet credit equivalent amount; (ii) assigning each on-balance sheet asset and the credit equivalent amount of each off-balance sheet item to one of the five risk categories established in the FDIC's regulations; and (iii) multiplying the amounts in each category by the risk factor assigned to that category. The sum of the resulting amounts constitutes total risk-weighted assets.

     Finally, each insured nonmember bank is required to maintain a "total risk-based capital ratio" of at least 8%. The "total risk-based capital ratio" is defined in FDIC regulations as the ratio of total qualifying capital to risk-weighted assets (as defined above). Total capital, for purposes of the risk-based capital requirement, consists of the sum of tier 1 capital (as defined for purposes of the Leverage Ratio) and supplementary capital. Supplementary capital includes such items as cumulative perpetual preferred stock, long-term and intermediate-term preferred stock, term subordinated debt and general valuation loan and lease loss allowances (but only in an amount of up to 1.25% of total risk-weighted assets). The maximum amount of supplementary capital that may be counted towards satisfaction of the total capital requirement is limited to 100% of core capital. Additionally, term subordinated debt and intermediate-term preferred stock only may be included in supplementary capital up to 50% of tier 1 capital.

     Capital requirements higher than the generally applicable minimum requirements may be established for a particular insured nonmember bank if the FDIC determines that the bank's capital is or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be imposed where a bank is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. Deficient capital may result in the suspension of an institution's deposit insurance.

     Under FDICIA, the FDIC was required to revise its risk-based capital standard no later than June 19, 1993 to ensure that such standard takes adequate account of: (i) interest rate risk; (ii) concentration of credit risk; and (iii) the risk of nontraditional activities and to adequately reflect the actual performance and expected risk of loss on multifamily mortgages. Although the FDIC, together with the Office of the Comptroller of the Currency and the Board of Governors published a joint notice of proposed rulemaking addressing the interest rate risk issue, no final action has occurred with respect thereto nor has the FDIC taken any action to date with respect to concentration of credit risk, the risk of nontraditional activities or the expected risk on multifamily mortgages.

     Prompt Corrective Action. Under FDIC regulations, any insured nonmember bank that receives notice from the FDIC that it is undercapitalized, significantly undercapitalized or critically undercapitalized must file a capital restoration plan with the FDIC addressing, among other things, the manner in which the bank will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulation adopted by the FDIC, an institution will be considered: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a Leverage Ratio of 5% or greater (provided the institution is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a Leverage Ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio of less than 8%, or a tier 1 risk-based capital ratio of less than 4%, or a Leverage Ratio of less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 3%, or a Leverage Ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulation also permits the FDIC to determine that an institution should be placed in a lower category based on the existence of an unsafe and unsound condition or on other information, such as the institution's examination report, after written notice.

     The degree of regulatory intervention mandated by FDICIA and the prompt corrective action regulation is tied to an insured nonmember bank's capital category, with increasing scrutiny and more stringent restrictions being imposed as a bank's capital declines. The prompt corrective actions specified by FDICIA for undercapitalized banks include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital restoration plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branches and engaging in acquisitions and new lines of business) without FDIC approval. Banks that are significantly undercapitalized or critically undercapitalized may be required to raise additional capital so that the bank will be adequately capitalized or be acquired by, or combined with, another bank if grounds exist for appointing a receiver. Further, the FDIC may restrict such banks from (i) entering into any material transaction without the prior approval of the FDIC; (ii) making payments on subordinated debt; (iii) extending credit for any highly leveraged transaction; (iv) making any material change in accounting methods; (v) engaging in certain affiliate transactions; (vi) paying interest on deposits in excess of the prevailing rates of interest in the region where the institution is located; (vii) paying excess compensation or bonuses; and (viii) accepting deposits from correspondent depository institutions. In addition, the FDIC may require that such banks: (a) hold a new election for directors, dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, or employ qualified senior executive officers; and (b) divest or liquidate any subsidiary which the FDIC determines poses a significant risk to the institution.

     Any company which controls a significantly undercapitalized insured nonmember bank may be required to: (i) divest or liquidate any affiliate other than an insured depository institution; or (ii) divest the bank if the FDIC determines that divestiture would improve the bank's financial condition and future prospects. Generally a conservator or receiver must be appointed for a critically undercapitalized bank no later than 90 days after the bank becomes critically undercapitalized, subject to a limited exception for banks which are in compliance with an approved capital restoration plan and which the FDIC certifies as not likely to fail. Additionally, the FDIC may impose such other restrictions on a capital-deficient bank as the FDIC deems necessary or appropriate for the safety and soundness of the bank, its depositors and investors, including limitations on investments and lending activities. The failure by a bank to materially comply with an approved capital plan constitutes an unsafe or unsound practice.

     Holding Company Guaranty. FDICIA and the regulations promulgated by the FDIC pursuant thereto also require any company that has control of an "undercapitalized" insured nonmember bank, in conjunction with the submission of a capital restoration plan by the bank, to guarantee that the bank will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of: (i) 5% of the bank's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the bank into capital compliance at the time the bank fails to comply with the terms of its capital plan.

     Brokered and Other Deposits. Under applicable FDIC regulations, only well-capitalized depository institutions may solicit, accept, renew or roll over any brokered deposit. Adequately-capitalized depository institutions may accept, renew or roll over brokered deposits only after obtaining a waiver from the FDIC. Adequately-capitalized institutions are subject to limits on rates of interest they may pay on brokered deposits. Undercapitalized institutions are subject to limits on rates of interest they may pay on deposits in general.

     Limitation on Bank Activities. The scope of activities in which an insured nonmember bank may engage and the permissible investments which an insured nonmember bank may make are subject to federal and Maryland law. Further, pursuant to FDICIA and the regulations of the FDIC promulgated pursuant thereto, an insured nonmember bank may engage only in those activities, and make only those investments, as are permissible for national banks. National banks generally are permitted to engage in certain enumerated banking functions and all such activities as are incidental thereto. Further, national banks, and as a result of FDICIA, insured nonmember banks are severely limited as to the types of debt and equity securities in which such banks may invest.

     Transactions with Affiliates. Transactions engaged in by an insured nonmember bank or one of its subsidiaries with affiliates of such bank are subject to the affiliate transactions restrictions contained in Section 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions apply to transactions engaged in by a Federal Reserve System member bank or one of its subsidiaries with affiliates of that member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, or at least as favorable to the member bank or the subsidiary, as the terms that would apply, or would be offered in, a comparable transaction with an unaffiliated party.

     Loans made by an insured nonmember bank to its directors, executive officers and principal shareholders, to the directors, executive officers and principal shareholders of its affiliates, or to the related interests of any of the foregoing (collectively, "insiders") must comply with Maryland law and the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and certain of the regulations of the Board of Governors promulgated pursuant thereto, except to the extent more stringent requirements are established by the FDIC. Among other things, Sections 22(g) and 22(h) of the Federal Reserve Act require that all loans to insiders be made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated borrowers and not involve more than the normal risk of repayment or present other unfavorable features. Maryland law further requires that such loans with limited exceptions be approved by the board of directors or executive committee and be reviewed every six months by the board. Additionally, the aggregate amount of loans or extensions of credit outstanding to any insider may not exceed the loans to one borrower limitation applicable to national banks. Further, FDICIA limits the aggregate amount of loans or extension of credit outstanding to all insiders to 100% of the amount of unimpaired capital and unimpaired surplus of the institution.

     Regulatory Restrictions on the Payment of Dividends by the Bank to the Company. FDICIA restricts the ability of federally-insured banks to pay any dividend (other than a dividend in the form of additional shares, or options to purchase additional shares, of the bank) if, after paying the dividend, the bank would be undercapitalized.

     Community Reinvestment. The Community Reinvestment Act (the "CRA") and the regulations of the FDIC promulgated pursuant thereto require each insured nonmember bank to delineate its local community, adopt a CRA statement listing the local community and the types of credit the bank is prepared to extend in that community and to make its CRA statement available for public inspection. The FDIC periodically evaluates performance and compliance with the CRA statement. The failure to adequately perform community reinvestment activities could result in the denial of applications to acquire banking and non-banking institutions, establish branches, obtain deposit insurance for newly-chartered banks, or to relocate the main office or a branch office of a bank.

     Insurance of Deposits. The Bank's deposits are insured by the FDIC through the Bank Insurance Fund (the "BIF") up to a maximum of $100,000 for each insured depositor. The insurance premium payable by each BIF member is based on the institution's assessment base (generally total deposit accounts subject to certain adjustments). The premiums are paid in quarterly assessments. The FDIC promulgated regulations establishing a risk-based assessment system commencing in 1993.

     Under the risk-based assessment system, each institution is assigned to one of three capital groups and to one of three supervisory subgroups for purposes of determining an assessment rate. The capital group is determined by the institution's regulatory capital position. The supervisory subgroup assignments are based on a determination by the FDIC's Director of the Division of Supervision. Institutions can request a review of the supervisory subgroup assignment. Under this formula, well-capitalized institutions classified as Subgroup "A" (financially sound institutions with only a few minor weaknesses) will pay the most favorable assessment rate of 0%, subject to a minimum assessment, while undercapitalized institutions classified as Subgroup "C" (institutions which pose a substantial probability of loss to the BIF unless corrective action is taken) will pay the least favorable assessment rate of 0.27%. In addition, as a result of federal legislation during 1996, BIF insured financial institutions are assessed for repayment of the Financing Corporation (FICO) bonds. For the second quarter of 1997, the assessed annual FICO BIF rate is .013%. The Company's subsidiary bank total insurance premium (FDIC and FICO combined) is currently the minimum required by the FDIC and amounts to approximately $30,000 annually based on the Bank's current deposit level.

     Insurance of deposits may be terminated by the FDIC after notice and hearing, upon a finding by the FDIC that an insured nonmember bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, the FDIC may temporarily suspend insurance on new deposits received by an insured nonmember bank that has no tangible capital and no goodwill includible in core capital.

Income Taxes. The Company and its subsidiaries are required to file annual income tax returns with both the Internal Revenue Service (the "IRS") and the taxing authorities in any state in which they are qualified to do business, or franchise tax returns in Maryland in the case of the Bank. Because the Bank is under $500 million in asset size, it is permitted to use the reserve method of tax accounting for determining bad debt deductions for income tax purposes. At December 31, 1996, the Bank had a tax bad debt reserve of $731,000 and a book bad debt reserve of $2.2 million. The Bank has provided a deferred tax asset on its books for the difference between its tax and book bad debt reserves. If the Bank were to grow to a size of $500 million or greater, it would be required to recapture its tax bad debt reserve over a four year period and pay taxes on that amount. For financial accounting purposes, the payment of these taxes would be offset by an increase in the deferred tax asset related to the difference between tax and book bad debt reserves, potentially subject to a total deferred tax asset limitation based on reasonable recovery under current accounting literature.

     Although the Company currently pays income taxes based on current marginal rates, the Bank has a portfolio of state and municipal securities which earn interest which is not taxed for federal income tax purposes. For that reason, the Bank may be subject to the Alternative Minimum Tax ("AMT") provisions of the Internal Revenue Code. The AMT provisions in general limit the benefit available from investing in tax free obligations, and require companies to pay the higher of taxes computed at 34% of income less the tax free income, or 20% of total income. Any amounts paid under the AMT are carried over and are available as a credit in future years.

     Beginning in 1996, the State of Maryland began assessing an income tax and personal property tax on financial institutions in lieu of a franchise tax. Such changes are being phased in over a three year period and will be fully effective in 1998. These changes are not expected to have an adverse effect on Carrollton Bank or the Company.

Securities Laws. The Company and certain of its directors, officers and shareholders are subject to the Securities Act of 1934 and a broad range of both federal and state securities laws including, by way of example, the obligation to file annual, quarterly and other periodic reports with the appropriate authorities, soliciting proxies and conducting shareholders' meetings in accordance with the 1934 Act's proxy rules, and complying with the reporting and "short-swing" profit recovery provisions imposed by 1934 Act Section 16.

Monetary Policies. Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and other borrowings and the interest received by the bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings. Consequently, the earnings growth of the Bank is influenced by economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means, including open market transactions in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted, although this instrument of monetary policy may cause volatile fluctuations in short term interest rates, and it can have a direct, adverse effect on the operating results of financial institutions generally. Consequently, Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

     During the last several years, federal legislation and actions by various federal regulatory authorities have significantly increased the competition among commercial banks, savings and loan associations, savings bank, and other financial institutions through, among other things, the elimination of virtually all rate ceilings on interest-bearing deposits.

                       ITEM 2:  DESCRIPTION OF PROPERTY

     Both the Bank's main branch and the Company's principal executive and administrative offices are located in downtown Baltimore, in leased space. The Bank also leases space for eight of its remaining eleven branches, and for its operations center which primarily houses back-office functions. Current lease terms expire in 1998 through 2014 and contain renewal options ranging from 5 to 20 years. The Bank owns three of its branch office buildings.

     The Bank has purchased the furniture and fixtures required for its headquarters, operations center and branch network. The Bank has purchased the computer/teller equipment in its branch network and the equipment used for administrative functions. The Bank leases the computer equipment used in the data processing department which supports its operations.


                           ITEM 3:  LEGAL PROCEEDINGS

     There are no pending legal proceedings in which the Company or any of its subsidiaries is a defendant for claims or damages which exceed $50,000.



          ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable.


                            STATISTICAL DISCLOSURES

     The following statistical information should be read in conjunction with the Audited Consolidated Financial Statements contained in Section F of this document and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 27 of this document. The following statistical information contained herein is presented to help the reader gain additional insight to information and discussion presented in the Audited Consolidated Financial Statements and in Management's Discussion and Analysis.

     Item 1:  Distribution of Assets, Liabilities, and Shareholders' Equity;
                      Interest Rates and Interest Differential

Average Balances, Interest and Yields

     The following chart contains average balance sheet information for 1996, 1995 and 1994, and indicates the related interest income or expense and calculated yield. Non-accruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on non-accrual loans is included in the interest income column.

                       Average Balances, Interest, and Yields

                                                       1996
                                       -------------------------------------
                                         Average
                                         balance         Interest     Yield
                                       ------------    -----------    ------
Assets
   Federal funds sold                  $  2,000,000    $   107,404     5.37%
   Interest-bearing deposits                 80,328          4,781     5.95

   Investment securities
      U.S. Treasury                       6,287,274        406,733    6.47
      U.S. Government agency             40,287,442      2,568,964    6.38
      State and municipal                17,076,309      1,221,347    7.15
      Mortgage-backed securities         23,609,276      1,563,854    6.62
      Other                               2,829,995        148,756    5.26
                                       ------------    -----------   -----
                                         90,090,296      5,909,654    6.56
                                       ------------    -----------   -----

   Loans
      Demand and time                    26,141,357      2,708,450   10.36
      Mortgage and construction         104,423,480      8,860,566    8.49
      Installment and credit card        15,730,078      1,349,889    8.58
                                       ------------    -----------   -----
                                        146,294,915     12,918,905    8.83
                                       ------------    -----------   -----
   Total interest-earning assets        238,465,539     18,940,744    7.94

   Non-interest-bearing cash             15,289,149
   Bank premises and equipment            4,324,119
   Other assets                           5,054,500
   Allowance for loan losses             (2,256,400)
   Unrealized gains (losses) on
    available for sale securities            26,752
                                       ------------    -----------
                                       $260,903,659    $18,940,744
                                       ------------    -----------
                                       ------------    -----------

Liabilities and Shareholders' Equity

   Interest-bearing deposits
      Savings and NOW                  $ 70,472,716    $ 1,740,092    2.47%
      Money market                       61,690,578      2,669,164    4.33
      Other time                         63,379,561      3,698,671    5.84
                                       ------------    -----------   -----
                                        195,542,855      8,107,927    4.15
      Borrowed funds                      8,512,282        440,815    5.18
                                       ------------    -----------   -----
                                        204,055,137      8,548,742    4.19

   Non-interest-bearing deposits         28,169,827
   Other liabilities                      1,510,893
   Shareholders' equity                  27,167,802
                                       ------------    -----------
      Total liabilities and equity     $260,903,659    $ 8,548,742
                                       ------------    -----------
                                       ------------    ------------

Net yield on interest-earning assets   $238,465,539    $10,392,002    4.36%
                                       ------------    -----------   -----
                                       ------------    -----------   -----
Interest on investments is presented on a fully taxable equivalent basis, using regular income tax rates.

                       Average Balances, Interest, and Yields
                                    (Continued)


                                                       1995
                                       -------------------------------------
                                         Average
                                         balance         Interest     Yield
                                       ------------    -----------    ------

Assets
   Federal funds sold                   $ 5,594,131      $ 331,642      5.93%
   Interest-bearing deposits                 95,210          6,615      6.95
   Investment securities
      U.S. Treasury                       8,828,105        553,776      6.27
      U.S. Government agency             41,828,062      2,455,983      5.87
      State and municipal                11,902,569        904,594      7.60
      Mortgage-backed securities         15,813,197      1,082,165      6.84
      Other                               2,134,974        157,606      7.28
                                         ----------      ---------     -----
                                         80,536,907      5,154,124      6.40
                                         ----------      ---------     -----
Loans
   Demand and time                       20,675,685      2,215,907     10.72
   Mortgage and construction             93,358,237      8,260,579      8.85
   Installment and credit card           17,571,425      1,465,906      8.34
                                        -----------     ----------     -----
                                        131,605,347     11,942,392      9.07
                                        -----------     ----------     -----
Total interest-earning assets           217,831,595     17,434,773      8.00

Non-interest-bearing cash                12,044,235
Bank premises and equipment               3,796,228
Other assets                              4,328,016
Allowance for loan losses                (2,242,169)
Unrealized gains (losses) on
 available for sale securities             (845,595)
                                        -----------     ----------
                                       $234,912,310    $17,434,818
                                        -----------     ----------
                                        -----------     ----------

Liabilities and Shareholders' Equity

   Interest-bearing deposits
      Savings and NOW                   $ 64,530,682   $ 1,715,235      2.66%
      Money market                        47,418,472     2,022,416      4.27
      Other time                          57,729,997     3,409,167      5.91
                                        ------------   -----------      ----
                                         169,679,151     7,146,818      4.21
      Borrowed funds                      11,274,640       720,570      6.39
                                        ------------   -----------      ----
                                         180,953,791     7,867,388      4.35
   Non-interest-bearing deposits          27,258,698
   Other liabilities                       1,471,765
   Shareholders' equity                   25,228,056
                                        ------------   -----------
      Total liabilities and equity      $234,912,310   $ 7,867,388
                                        ------------   -----------
                                        ------------   -----------
   Net yield on interest-earning
      assets                            $217,831,595   $ 9,567,385      4.39%
                                        ------------   -----------      ----
                                        ------------   -----------      ----

Interest on investments is presented on a fully taxable equivalent basis, using regular income tax rates.

                       Average Balances, Interest, and Yields
                                    (Continued)

                                                                                 1994
                                                            -----------------------------------------

                                                            Average balance       Interest      Yield
                                                            ---------------       --------      -----
Assets
   Federal funds sold                                       $  1,582,192     $    62,258     3.93%
   Interest-bearing deposits                                   4,466,250         188,130     4.21
   Investment securities
      U.S. Treasury                                           13,275,631         782,092     5.89
      U.S. Government agency                                  38,516,949       2,035,793     5.29
      State and municipal                                     10,661,316         877,412     8.23
      Mortgage-backed securities                               4,196,667         270,644     6.45
      Other                                                    1,376,251         107,171     7.79
                                                            ------------     -----------     -----
                                                              68,026,814       4,073,112     5.99
                                                            ------------     -----------     -----
Loans
      Demand and time                                         14,613,807       1,356,410     9.28
      Mortgage and construction                               88,151,061       7,322,430     8.31
      Installment and credit card                             17,805,104       1,565,048     8.79
                                                            ------------     -----------     -----
                                                             120,569,972      10,243,888     8.50
                                                            ------------     -----------     -----
Total interest-earning assets                                194,645,228      14,567,388     7.48

Non-interest-bearing cash                                      8,344,064
Bank premises and equipment                                    2,947,579
Other assets                                                   3,323,975
Allowance for loan losses                                     (1,905,091)
Unrealized gains (losses) on available for sale securities    (1,031,705)
                                                            ------------     -----------
                                                            $206,324,050     $14,567,388
                                                            ------------     -----------
                                                            ------------     -----------

Liabilities and Shareholders' Equity

   Interest-bearing deposits
      Savings and NOW                                       $ 61,541,421     $ 1,625,674     2.64%
      Money market                                            34,401,236         924,101     2.69
      Other time                                              49,790,762       2,481,648     4.98
                                                            ------------     -----------     -----
                                                             145,733,419       5,031,423     3.45
      Borrowed funds                                           9,082,550         416,192     4.58
                                                            ------------     -----------     -----
                                                             154,815,969       5,447,615     3.52
   Non-interest-bearing deposits                              25,801,883
   Other liabilities                                           1,534,896
   Shareholders' equity                                       24,171,302
                                                            ------------     -----------
      Total liabilities and equity                          $206,324,050     $ 5,447,615
                                                            ------------     -----------
                                                            ------------     -----------
Net yield on interest-earning assets                        $194,645,228     $ 9,119,773     4.69%
                                                            ------------     -----------     -----
                                                            ------------     -----------     -----

Interest on investments is presented on a fully taxable equivalent basis, using regular income tax rates.

Rate and Volume Variance

     The following chart shows the changes in interest income and interest expense for the last two years resulting from changes in volume and changes in rates.

                                          Rate and Volume Variance Analysis

                                         1996 Compared to 1995                    1995 Compared to 1994
                                   -----------------------------------     --------------------------------------
                                        Change Due to Variance In               Change Due to Variance In

                                      Rates      Volumes       Total        Rates       Volumes         Total
                                    --------   ----------   -----------   ----------  -------------  ------------

Interest earned on
 Federal funds sold               $ (11,164)   $ (213,074)  $(224,238)    $  111,517      $157,867    $  269,384
 Interest-bearing deposits             (800)       (1,034)     (1,834)         2,605      (184,120)     (181,515)
 Investment securities
  U.S. Treasury                      12,340      (159,383)   (147,043)        33,696      (262,012)     (228,316)
  U.S. Government agency            203,440       (90,459)    112,981        245,183       175,007       420,190
  State and municipal               (76,451)      393,204     316,753        (74,971)      102,153        27,182
  Mortgage backed securities        (51,831)      533,520     481,689         62,369       749,153       811,522
  Other                             (57,262)       48,412      (8,850)       (10,984)       61,419        50,435
                                  ------------  -----------  ----------   ------------  -------------  -----------
                                     30,236       725,294     755,530        255,293       825,720     1,081,013
                                  ------------  -----------  ----------   ------------  -------------  ------------

 Loans
  Demand and time                   (93,238)      585,781     492,543       296,851       562,645        859,496
  Mortgage and construction        (373,890)      973,877     599,984       489,494       448,655        938,149
  Installment and credit card        37,598      (153,615)   (116,017)      (78,602)      (20,540)       (99,142)
                                  ------------  -----------  ----------   ------------  -------------  ------------
                                   (429,530)    1,406,043     976,513       707,743       990,760      1,698,503
                                  ------------  -----------  ----------   ------------  -------------  ------------
    Total interest earned          (411,258)    1,917,229    1,505,971    1,077,158     1,790,227      2,867,385
                                  ------------  -----------  ----------   ------------  -------------  ------------
Interest expense on
 Deposits
  Savings and NOW                  (133,083)      157,940       24,857       10,597        78,964         89,561
  Money market                       38,037       608,711      646,748      748,640       349,675      1,098,315
  Other time                        (44,123)      333,627      289,504      531,815       395,704        927,519
 Borrowed funds                    (103,211)     (176,544)    (279,755)     203,929       100,449        304,378
                                  ------------  -----------  ----------   ------------  -------------  ------------
    Total interest expense         (242,380)      923,734      681,354    1,494,981       924,792      2,419,773
                                  ------------  -----------  ----------   ------------  -------------  ------------
    Net interest income           $(168,878)     $993,495     $824,617    $(417,823)     $865,435      $ 447,612
                                  ------------  -----------  ----------   ------------  -------------  ------------
                                  ------------  -----------  ----------   ------------  -------------  ------------


Interest on investments is presented on a fully taxable equivalent basis. The change in rate/volume has been allocated wholly to the change in rates for both years presented.

                           Item 2:  Investment Portfolio

Amortized Cost of Investments

     Reference is made to Note 3 of Notes to Consolidated Financial Statements on page F-7 for the amortized cost of investments at the end of 1996 and 1995. The amortized cost of investments at the end of 1994 was as follows:

                                                 Book Value
                                                 ----------
Available for Sale
------------------

U.S. Treasury                                    $ 2,484,132

U.S. Government Agency                            28,094,481

Mortgage backed securities                         6,096,107

State and municipal                                5,589,462

Federal Home Loan Bank Stock                       1,234,800

Equity securities                                    951,355
                                                 -----------
                                                 $44,450,337
                                                 -----------
                                                 -----------

Available for Sale
------------------

U.S. Treasury                                    $ 7,887,342

U.S. Government agency                             5,324,026

Mortgage backed securities                           990,160

State and municipal                                4,699,790

Foreign bonds                                         50,000

                                                 -----------
                                                 $19,117,073
                                                 -----------
                                                 -----------

Note: Investments classified as available for sale are carried at market value whereas investments classified as held to maturity are carried at amortized cost.


Maturity and Weighted Average Yields

     The following charts show the maturity distribution for amortized cost and weighted average yields of debt securities in the Company's investment portfolio at December 31, 1996. Separate charts are presented for securities classified as available for sale and held to maturity. Because the amortized cost is shown and not market value, the totals of the available for sale securities will not agree with the amount shown on the Consolidated Balance Sheet for 1996 in Part II, Item 7.

                      MATURITY DISTRIBUTION - AMORTIZED COST

                                            Available for Sale
                          -----------------------------------------------------
Description               < 1 year   1 to 5 years   5 to 10 years    > 10 years
-----------               --------   ------------   -------------   -----------

U.S. Treasury             $      -   $         -     $         -    $         -

U.S. Government agency     500,000    14,644,398      16,758,541        500,060

Mortgage backed
  securities (1)                 -     7,650,502       3,743,339     10,930,071

State and municipal              -     1,198,086       3,458,532      6,979,312
                          --------   ------------   -------------   -----------
                          $500,000   $23,492,986    $23,960,412     $18,409,443
                          --------   ------------   -------------   -----------
                          --------   ------------   -------------   -----------

                                         Held to Maturity
                        -------------------------------------------------------
Description              < 1 year    1 to 5 years   5 to 10 years    > 10 years
-----------             ----------   ------------   -------------   -----------

U.S. Treasury           $1,499,312    $2,796,553     $       -       $        -

U.S. Government Agency   1,300,026     1,499,832        993,753               -

Mortgage backed
  securities (1)           832,114             -              -               -

State and municipal        280,316     1,325,505      3,623,977       2,114,428

Foreign                          -             -              -          50,000
                        ----------   ------------   -------------   -----------
                        $3,911,768    $5,621,890     $4,617,730      $2,164,428
                        ----------   ------------   -------------   -----------
                        ----------   ------------   -------------   -----------

(1) Mortgage backed securities are included in the maturity distribution table based on the average life of the security using anticipated prepayment rates.

                                WEIGHTED AVERAGE YIELD




                                            Available for Sale
                            ----------------------------------------------------
Description                 < 1 year   1 to 5 years   5 to 10 years   > 10 years
-----------                 --------   ------------   -------------   ----------

U.S. Treasury                      -              -               -            -

U.S. Government agency         4.98%          5.71%           7.31%        6.64%

Mortgage backed securities         -          6.56%           6.49%        6.80%

State and municipal (1)            -          6.42%           6.97%        7.90%
                               -----          -----           -----        -----

                               4.98%          6.02%           7.13%        7.21%
                               -----          -----           -----        -----
                               -----          -----           -----        -----


                                               Held to Maturity
                            ----------------------------------------------------
Description                 < 1 year   1 to 5 years   5 to 10 years   > 10 years
-----------                 --------   ------------   -------------   ----------

U.S. Treasury                  6.20%          7.07%               -            -

U.S. Government Agency         5.02%          5.08%           7.35%            -

Mortgage backed securities     7.71%              -               -            -

State and municipal (1)        6.81%          7.66%           7.63%        8.11%

Foreign                            -              -               -        5.50%
                               -----          -----           -----        -----

                               6.17%          6.68%           7.57%        8.05%
                               -----          -----           -----        -----
                               -----          -----           -----        -----

(1) Yields on state and municipal obligations are computed on a tax equivalent basis using a 34% federal income tax rate.

There are no securities of any issuer in the investment portfolio which exceeds ten percent of shareholders' equity.

                            Item 3:  Loan Portfolio

Classification of Loans

     Reference is made to Note 4 of Notes to Consolidated Financial Statements on page F-9 for the classification of loans at the end of 1996 and 1995. In addition to that information, the following information concerning loans is presented.



                                            1994          1993          1992
                                       ------------   ------------   -----------


Real Estate:

   Residential                         $ 69,158,861   $ 64,227,030  $ 61,174,602

   Commercial                            26,751,432     21,995,974    24,377,230

   Construction & land development          780,254      1,204,388             -

Demand and time                          14,911,369     13,175,668    11,182,897

Installment & credit card                16,317,472     12,362,361    15,349,041
                                       ------------   ------------   -----------
                                        127,919,388    112,965,421   112,083,770

Allowance for loan losses                 1,931,345      1,902,507     1,881,787
                                       ------------   ------------   -----------

Loans, net                             $125,988,043   $111,062,914  $110,201,983
                                       ------------   ------------  ------------
                                       ------------   ------------  ------------

Maturities and Interest Rate Sensitivities


     The maturities and sensitivities to changes in interest rates for commercial demand and time loans and real estate - construction loans at December 31, 1996 is presented below:

                                           Contractually Due
                          ------------------------------------------------------
                          One year or   After one year through
                             less           five years          After five years
                          -----------   ----------------------  ----------------
                                        Variable         Fixed  Variable   Fixed
                                        --------         -----  --------   -----

Construction and
  land development            -            -               -     $291,000     -

Commercial demand
  and time               $18,344,338       -               -        -         -


Risk Elements


     Reference is made to Note 4 of Notes to Consolidated Financial Statements on page F-9 for nonaccrual, past due and restructured loans at the end of 1996, 1995 and 1994. In addition to that information, the following information concerning risk elements is presented.

                                              1993               1992
                                              ----               ----

Nonaccrual                                  $352,607           $  5,891

Restructured                                       -                  -
                                            --------           --------

                                            $352,607           $  5,891
                                            --------           --------
                                            --------           --------

Accruing loans past due more than 90 days   $ 76,247           $228,555
                                            --------           --------
                                            --------           --------

As of December 31, 1996, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms. There are no other interest-bearing assets that would be required to be reported under this section if such assets were loans.

                      Item 4:  Summary of Loan Loss Experience

     The following charts show the level of loan losses recorded by the Company for the past five years, management's allocation of the allowance for loan losses by type of loan as of the end of each year, and other statistical information. The allocation of the allowance reflects management's analysis of economic risk potential by type of loan, and is not intended as a forecast of loan losses.

Analysis of the Allowance for Loan Losses

                                         Years Ended December 31
                          ------------------------------------------------------
Description               1996       1995          1994         1993        1992
-----------             -------    -------      -------      -------     -------

Balance at
beginning
 of year            $2,243,472  $1,931,345   $1,902,507   $1,881,787  $1,244,174

Charge-offs:

   Commercial                -           -        4,318            -       5,407

   Real Estate:

     Residential        52,613           -       69,452            -           -

     Commercial              -           -            -            -           -

     Construction            -           -            -            -           -

   Installment          218,950    172,375      151,108      129,193     177,442
                        -------    -------      -------      -------     -------

                        271,563    172,375      224,878      129,193     182,849
                        -------    -------      -------      -------     -------

Recoveries:

   Commercial                 -          -       23,466            -           -

   Real Estate:

      Residential         2,000     10,134       29,155        3,655       1,534

      Commercial          6,406          -            -            -           -

      Construction            -          -            -            -           -

   Installment           73,333    474,368       75,095       81,258      93,928
                        -------    -------       ------       ------      ------

                         81,739    484,502      127,716       84,913      95,462
                         ------    -------      -------       ------      ------


Net charge-offs         189,824   (312,127)      97,162       44,280      87,387
                        -------   --------       ------       ------      ------

Provision charged
 to operations          187,500          -      126,000       65,000     725,000
                        -------   --------      -------       ------     -------

Balance at end of
 the year            $2,241,148 $2,243,472   $1,931,345   $1,902,507  $1,881,787
                     ---------- ----------   ----------   ----------  ----------
                     ---------- ----------   ----------   ----------  ----------

Ratio of net charge-offs
to average loans
outstanding                .13%       .00%         .08%        .04%         .08%

The provision charged to operations for 1994, 1995 and 1996 is discussed in the section on Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 27 of this document. The Company's provision in 1993 related to the level of losses incurred during the year. The Company's provision in 1992 reflected management's concern about worsening economic conditions in the Bank's market area and the potential impact that could have on loan losses. Additionally, the Company had experienced substantial loan portfolio growth in prior years.

Allocation of the Allowance for Loan Losses


                 December 31, 1996      December 31, 1995      December 31, 1994        December 31, 1993
               ---------------------   --------------------  ---------------------      -------------------
                          Percent of             Percent of             Percent of               Percent of
                           Loans in               Loans in               Loans in                 Loans in
                            each                   each                   each                      each
                          Category               Category               Category                  Category
               Allocated  to Total    Allocated  to Total    Allocated  to Total      Allocated   to Total
Portfolio      Allowance    Loans     Allowance    Loans     Allowance    Loans       Allowance    Loans
---------      ---------  ----------  ---------  ----------  ---------  ---------     ---------   --------
Commercial    $  563,820      15.3%    $289,203      17.8%   $  388,420     11.7%     $  629,942      11.6%

Real Estate:
 Residential     433,873       54.4%     531,480     49.1%      436,614     54.1%        339,641      56.9%
 Commercial      386,825       20.2%     357,384     18.6%      278,181     20.9%        413,526      19.4%
 Construction      7,610        1.3%      15,805      2.3%       15,605       .6%         24,087       1.1%
Installment      269,147        8.8%     219,159     12.2%      181,315     12.7%        196,959      11.0%
Unallocated      579,873       -         830,441       -        631,210       -          298,352        -
               ----------     ------   ----------    ------ ----------    ------     ----------      ------
              $2,241,148      100.0%   $2,243,472   100.0%   $1,931,345    100.0%     $1,902,507     100.0%
               ---------     -------   ----------   ------   ----------    ------     ----------     ------
               ---------     -------   ----------   ------   ----------    ------     ----------     ------



     The Company did not prepare internal allocations by portfolio of the allowance for loan losses for any year prior to December 31, 1993.

                                 Item 5:  Deposits

     Reference is made to the tables for Average Balances, Interest and Yields under Item 1 of this section on page 16. Reference is made to Note 8 of Notes to Consolidated Financial Statements on page F-11 for additional information concerning deposits.

                        Item 6:  Return on Equity and Assets


Description                              1996           1995           1994
-----------                           -----------   -------------   -----------
Return on average assets                    .78%           .81%           .92%
Return on average equity                   7.47%          7.50%          7.83%
Dividend payout ratio                     28.99%         28.67%         27.98%
Average equity to average assets          10.41%         10.74%         11.72%


                           Item 7:  Short-term Borrowings

     Reference is made to Note 10 of Notes to Consolidated Financial Statements on page F-12 for description of the general terms of short-term borrowings, and for information related to repurchase agreements.

                                        1996           1995           1994
                                     -----------   -------------   -----------
Other short-term borrowings:
Total outstanding at period-end       $6,646,478     $1,387,611     $1,247,591
Average amount outstanding during
 period                                3,780,494      7,974,469      1,009,928
Maximum amount outstanding
 at any period-end                     8,702,977      14,005,097     1,974,776
Weighted average interest
 rate at period-end                        6.16%           5.15%         5.20%
Weighted average interest
 rate for the period                       5.42%           6.63%         3.43%



                                      PART II

         ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Trading and Dividends

     As of December 31, 1996, there were approximately 557 shareholders of record of the Company. Since May 1994, the Company's Common Stock has traded on the Nasdaq National Market Tier of The Nasdaq Stock Market under the symbol "CRRB". Currently, there are three broker-dealers who make a market in the Common Stock.

     The table below sets forth the high and low sales price for each quarter in the last two years, and cash dividends paid per share, adjusted to reflect the effect of the 5% stock dividend declared by the Company in January 1997.


                                                              Cash Dividends
                                                              --------------
Period                   Price per Share                      Paid per Share
--------        --------------------------------              --------------
                      1995              1996                   1995     1996
                     ------            ------                 ------   ------
                  High     Low       High    Low
                  ----    -----     ------  -----

1st Quarter      $26.85  $21.01      $24.77  $23.10            $.10      $.10

2nd Quarter       22.64   20.08       24.53   23.10             .10       .10

3rd Quarter       22.64   20.55       24.77   20.96             .10       .10

4th Quarter       24.05   21.48       22.86   20.48             .10       .11


     The ability of the Company to pay dividends in the future will be dependent on the earnings, if any, financial condition and business of the Company, as well as other relevant factors, such as regulatory requirements. No assurance can be given either that the Company's future earnings, if any, will be of sufficient level to enable it to pay dividends, or that if such earnings are sufficient, that the Company will not decide to retain such earnings for general working capital and other funding needs. In addition, the Company is highly dependent on dividends received from the Bank to enable it to pay dividends to shareholders. No assurance can be given that the Bank will continue to generate sufficient earnings to enable it to pay dividends to the Company, or that it will continue to meet regulatory capital requirements which, if not met, could prohibit payment of dividends to the Company.

     ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           1996 AS COMPARED TO 1995
                                    Earnings

Summary

Carrollton Bancorp reported net income for 1996 of $2,028,000, or $1.45 per share, representing a 7% increase over 1995 net income of $1,893,000, or $1.36 per share. The loan portfolio grew 11% to $152,000,000, and net interest income grew by 8%. During 1996, the Company opened two new branches. In addition, the Company installed twenty eight off-site ATM machines, principally in Target Stores in Maryland and Virginia. The branch growth should enhance the Company's ability to obtain stable, core deposits and increase the distribution network for making loans. The additional ATMs will serve to increase fee based income as the volume of those transactions grows.


Net Interest Income

Net interest income is the principal source of earnings for a banking company. It represents the difference between the interest income earned on loans and other investments, and the interest paid on deposits and borrowed funds. For analysis, net interest income is measured on a fully taxable equivalent basis. To determine the taxable equivalent basis, an adjustment is made to income from investments in state and municipal securities which achieve a federal tax benefit, to dividends from equity stocks which achieve a dividend exclusion, and to certain loans which are tax exempt.

In 1996, net interest income on a taxable equivalent basis increased by $825,000 over 1995 to $10.4 million as a result primarily of increased volume for loans and investment securities. On average, the loan portfolio increased 11% and the investment portfolio increased 13% for 1996 over 1995. These volume gains were reduced by the lower interest rate environment in 1996 as compared to 1995. In 1996, the yield on the loan portfolio decreased to 8.83% from 9.07% in 1995. Decreases in the prime lending rate in December, 1995 and in January, 1996 combined with strong competition for loans in the Company's market area caused the aggregate loan yield to fall. The yield on investment securities increased to 6.56% in 1996 from 6.40% in 1995. The Company was able to reinvest maturities from the securities portfolio into agency issues with imbedded options (callable agency securities) to increase the yield on the securities portfolio. In addition, investments in mortgage backed securities during 1995 and early 1996 to change the structure of the investment portfolio helped improved the overall yield in 1996. These factors helped total interest income on a tax equivalent basis to rise from $17.4 million in 1995 to $18.9 million in 1996.



Interest expense increased $0.6 million to $8.5 million in 1996 from $7.9 million in 1995. Interest expense increased because of increased average borrowings and increased deposits, and was moderated by falling rates. The cost of interest-bearing deposits fell to 4.15% in 1996 from 4.21% in 1995. The cost of borrowed funds also fell to 5.18% in 1996 from 6.39% in 1995. The table for Rate and Volume Variance Analysis included in the financial statements shows the majority of the increase in interest expense resulted from increased volumes. Volume was affected by continued growth from a new money market product introduced in 1995, and from the two new branches. The growth in interest-bearing liabilities supported the investment and loan portfolio growth.

Provision for Loan Losses

The provision for loan losses was $187,500 for 1996 compared to no provision for 1995. A large recovery in 1995 of $414,000 for a loan charged off in a prior year more than offset charge-offs in 1995. Nonaccrual, restructured, and delinquent loans over 90 days to total loans decreased to .63% in 1996 from .96% in 1995. Nonaccrual loans fell significantly in 1996 from 1995.

On a monthly basis, management reviews all loan portfolios to determine trends and monitor asset quality. For consumer loan portfolios, this review generally consists of reviewing delinquency levels on an aggregate basis with timely follow-up on accounts that become delinquent. In commercial loan portfolios, delinquency information is monitored and periodic reviews of business and property leasing operations are performed on an individual loan basis to determine potential collection and repayment problems.

Non-Interest Income

For 1996, non-interest income excluding securities gains increased by 48.4% over 1995. Service charges on deposit accounts increased $96,000 or 8.2% as a result of greater activity by the Company's commercial deposit account customers. Brokerage commissions rose $233,000 or 38.4% in 1996 due to the continued strong stock market and improved sales performance. Other fees and commissions jumped $899,000 due to increases in ATM fee income generated by instituting an ATM surcharge fee, by additional machines placed in service and by an increase in the number of merchants receiving credit card deposit services.

Net securities gains in 1996 were $57,000 compared to $2,000 in 1995. The gains in 1996 came primarily from the sale of one equity security. The sale of $2.6 million of government agency and mortgage-backed securities classified as available for sale also resulted in net gains. Security sale transactions were generally undertaken to increase portfolio yield or to provide liquidity, but were not significant activities for the Company in 1996.


Non-Interest Expenses

In 1996, non-interest expenses increased by $1.8 million or 20%. The majority of the increases related to the addition of two new branches in 1996 and the installation of twenty eight new off-site ATMs during 1996. This growth in staff, locations, and electronic network resulted in increases in salaries, employee benefits, occupancy, furniture and equipment, and other operating expenses. Increases in other operating expenses included costs of marketing, printing and stationery, data processing, and servicing related to both the new branches and the new ATMs. Offsetting the increases in other operating expenses in 1996 compared to 1995 were decreases in the FDIC insurance premium and professional fees.


Income Tax Provision

For 1996, the effective tax rate for the Company decreased to 27.2% as compared to 31.8% for 1995. During 1996, the Company increased the benefit from tax exempt income by increasing its investment in municipal bonds. In addition, the Maryland tax laws for banks were revised to provide an exemption from state tax on the income earned on certain qualifying investments. The change in the state tax laws is being phased in over a three year period beginning in 1996.

                                Financial Condition


Summary

Total assets of the Company increased by 7.0% to $267.2 million at December 31, 1996 versus $249.8 million at the end of 1995. Investment securities declined slightly to $86.3 million at December 31, 1996. Total loans at December 31, 1996 grew 11.4% to $152.0 million as compared to $136.4 million at the end of 1995. Interest earning assets increased to $238.6 million and were 89.3% of total assets.

Short Term Investments

Federal funds sold and interest-bearing deposits with financial institutions are considered short term investments since maturities are generally less than one year. Short term investments decreased $3.1 million from the end of 1995 to December 31, 1996. The decrease resulted because short term investments were used to fund loans.


Investment Securities

Securities were basically level at $86.3 million from December 31, 1995 to December 31, 1996. The portfolio consists mainly of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and state and municipal obligations. The income from state and municipal obligations is exempt from federal income tax. The Company uses its investment portfolio as a source of both earnings and liquidity.

The Company liquidated $2.6 million of available for sale government agency securities during 1996. These transactions were undertaken to increase yield or provide liquidity.


Loans

Total loans increased $15.6 million or 11.4% from 1995 to $152.0 million at December 31, 1996. Approximately 35% of the growth resulted from increased commercial loan relationships. One of the main objectives for the Company is to become a major lender to small and medium sized businesses. Commercial loans increased by $4.6 million to $23.3 million, while commercial mortgage loans increased by $0.8 million to $32.7 million. Commercial loans equalled 37% of total loans at the end of the year.

The Company's consumer loan portfolio in total also grew in 1996 principally as a result of an emphasis on home equity lines of credit. At December 31, 1996, residential real estate loans, including home equity loans, increased to $82.6 million from $70.8 million at the end of 1995. Home equity loans purchased through broker relationships was the main source for this increase. Management continues to introduce alternative customer service channels to increase the consumer loan portfolio. Consumer loans amounted to 63% of total loans at December 31, 1996 and totalled $96.0 million.

Allowance for Loan Losses

At December 31, 1996, the allowance for loan losses was $2.2 million, and was basically unchanged from the end of 1995. At December 31, 1996, the ratio of the allowance to total loans was 1.47% as compared to 1.64% at December 31, 1995. This ratio fell as a result of portfolio growth. The ratio of net loan losses to average loans outstanding for 1996 was .13% as compared to below 0% for 1995. The ratio of loan losses to average loans for 1995 was below 0% because of a large recovery during the year on a loan charged off in a prior year that was in excess of charge offs during 1995. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans decreased to .63% at December 31, 1996 from .96% at the end of 1995. This was primarily due to a reduction in nonaccrual loans.

Management believes that it has adequately assessed the risk of loss in the loan portfolios based on a subjective evaluation and has provided an allowance which is appropriate based on that assessment. Because the allowance is an estimate based on current conditions, any change in the economic conditions of the Company's market area or change within a borrower's business could result in a revised evaluation which could alter the Company's earnings.

Funding Sources

Total deposits at December 31, 1996 increased by $8.6 million to $225.8 million from the end of 1995. Interest-bearing accounts increased by $8.4 million and non-interest bearing deposits increased by $0.2 million. Deposit growth is attributed primarily to interest credits retained and two new branches opened in 1996.

Other borrowings increased significantly in 1996 to fund loan growth. Advances from the Federal Home Loan Bank increased to $5.0 million at the end of 1996 compared to no outstanding advances at the end of 1995. Borrowings for federal funds purchased and securities sold under agreements to repurchase, which are principally customer accommodation accounts, increased by $2.1 million at December 31, 1996.


Capital

At December 31, 1996, shareholders' equity was $28.1 million, an increase of $1.3 million over 1995. The Company paid shareholders dividends totalling $588,000, and net income for 1996 was $2.0 million. Although stockholders' equity was not affected in total, the Company declared a 5% stock dividend in January, 1997. The effects of the dividend were recorded retroactively in the financial statements as of December 31, 1996. This resulted in the addition of 66,193 shares for a total of 1,394,758 shares outstanding after the dividend was distributed on March 14, 1997. Stockholders' equity amounted to 10.51% of total assets at December 31, 1996 as compared to 10.74% at the end of 1995. The decrease in this ratio was caused by asset growth in the balance sheet.

Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by stockholders' equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet transactions are assigned to one of five different risk weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company at December 31, 1996 and 1995. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the bank are well capitalized.

                                                        December 31

Ratio                                 Minimum            1996            1995
------                                -------            ----            ----
Leverage Ratio                          4%               10.0%           10.0%
Risk-based Capital:
   Tier 1 (Core)                        4%               16.8%           16.2%
   Tier 2 (Total)                       8%               18.0%           17.4%


Liquidity

Liquidity management ensures that funds are available when required to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities and can be raised by liquidating assets or through additional borrowings. Available for sale securities can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has unsecured lines of credit outstanding under which it could borrow $6 million, and has borrowing capacity with the Federal Home Loan Bank of approximately $26 million which is collateralized by a blanket security interest in the Company's residential first mortgage loans.

At December 31, 1996, the Company had outstanding loan commitments and unused lines of credit totalling $59.3 million. Of this total, management places a high probability for funding within 1 year on approximately $13.8 million. The remaining amount is mainly unused home equity lines of credit and credit card lines on which management places a low probability for required funding.

Interest Rate Risk

The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. This is referred to as interest rate risk. Financial institutions allocate significant time and resources to managing interest rate risk because of the impact that interest rate changes can have on the net interest margin and earnings. Management continues to seek reasonable ways to reduce its exposure to interest rate shifts. A static gap analysis is used by the Company as one tool to monitor interest rate risk. A static gap analysis measures the difference, or the "gap", between the amount of assets and liabilities repricing within a given time period. The Company also performs rate shock analyses which estimate changes in the net interest margin for parallel rising and falling interest rate environments. This information, together with information about forecasted future interest rate trends, is used to manage the Company's asset and liability positions. Management uses this information as a factor in decisions made about maturities for investment of cash flows, classification of investment securities purchases as available for sale or held to maturity, emphasis of variable rate or fixed rate loans and short or longer term deposit products in marketing campaigns, and deposit account pricing to alter asset and liability repricing characteristics.

At December 31, 1996, the Company was in a liability sensitive position amounting to 6% of assets within a one year time horizon. This is within the targets as established for the Asset/Liability Management Policy approved by the Board of Directors. In a theoretical environment, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets.

The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 1996. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been adjusted based on account age. All accounts open less than two years are reflected in the one year time horizon in the gap table. Accounts that were opened between two and five years are reflected in the 1 to 2 year time horizon in the table. Accounts opened between five and ten years are reflected in the 2 to 5 year horizon and accounts opened over 10 years are reflected in the over 5 year time horizon. Management has taken a conservative approach by using a lower time horizon in the gap table than the time the account has been opened. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.


                                 Period from December 31, 1996 in
                               which assets and liabilities reprice
                             ----------------------------------------

                       0 to 90     91 to 365    > 1 to 2    > 2 to 5    > 5
($000)                  days         days         years      years      years
---------            ---------    ----------    --------   ---------   -------
ASSETS:
Short term
investments          $   700
Securities            13,824         16,506       20,743      16,808     18,397
Loans                 61,278         12,332       12,898      26,812     38,674
                    ---------    ----------    ---------   ---------  ----------
                      75,802         28,838       33,641      43,620     57,071
                    ---------    ----------    ---------   ---------  ----------

LIABILITIES:
Deposits              55,484         53,276       27,059      29,547     30,189
Borrowings            10,943          1,000
                    ---------    ----------    ---------   ---------   ---------
                      66,427         54,276       27,059      29,547     30,189
                    ---------    ----------    ---------   ---------   ---------

Gap position:
   Period              9,375        (25,438)        6,582     14,073     26,882
   % of Assets          3.5%          (9.5%)         2.5%       5.3%      10.1%
   Cumulative          9,375        (16,063)      (9,481)     4,592      31,474
   % of Assets          3.5%          (6.0%)       (3.5%)       1.7%      11.8%


Cumulative risk
sensitive assets to
risk sensitive
liabilities            1.14          .87        .94        1.03      1.15



New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued two standards that become effective for years beginning after December 15, 1996. Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, requires a company to distinguish between and appropriately account for transfers of financial assets that are sales and transfers of financial assets that are secured borrowing arrangements. The Company does not in the normal course of business enter into transactions in which there may be some question as to which entity has control over the asset or has incurred a liability, and therefore does not expect that this Statement will have any significant impact. Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 delays the effective date for certain provisions of Statement No. 125. Management does not expect these statements to have any material effect on the Company's financial position or results of operations

                              1995 AS COMPARED TO 1994

                                      Earnings

Summary

Carrollton Bancorp reported net income for 1995 was $1,893,000, or $1.36 per share, compared to 1994 net income of $1,892,000, or $1.33 per share. Although the year to year earnings for 1995 and 1994 showed little change, significant growth occurred beginning in late 1994. Carrollton Bank opened two new branches in the fourth quarter of 1994, and purchased a branch in June, 1995. In addition, the Bank installed thirty-two off-site ATMs in Wal-Mart Stores and Sam's Club Stores in Maryland, as well as Valu Food Stores in the metropolitan area. The branch growth should enhance the Company's ability to obtain stable, core deposits and increase the distribution network for making loans. The additional ATMs will serve to increase fee based income as the volume of those transactions grows.


Net Interest Income

Net interest income is the principal source of earnings for a banking company. It represents the difference between the interest income earned on loans and other investments, and the interest paid on deposits and borrowed funds. For analysis, net interest income is measured on a fully taxable equivalent basis. In order to determine the taxable equivalent basis, an adjustment is made to income from investments in state and municipal securities which achieve a federal tax benefit, and to dividends from equity stocks which achieve a dividend exclusion.

In 1995, net interest income on a taxable equivalent basis increased by $448,000 over 1994 to $9.6 million as a result of increased volume for loans and investment securities. This was offset by the rising interest rate environment of 1994 and early 1995. The Company's liability sensitive balance sheet resulted in increased funding costs in excess of rate gains on interest earning assets. As a result, the net yield on average earning assets decreased to 4.39% in 1995 from 4.69% in 1994. In 1995, the yield on the loan portfolio increased to 9.07% from 8.50% in 1994. Aggregate increases in interest rates and a shift of the mix of the loan portfolio resulting from commercial loan growth caused the increased yield. The aggregate yield on investment securities increased to 6.40% in 1995 from 5.99% in 1994. As with loans, the increase in interest rates in 1995 provided higher yielding reinvestment opportunities. Additionally, a higher percentage of the portfolio was invested in mortgage backed securities which improved the overall yield. These factors helped total interest income on a tax equivalent basis rise from $14.6 million in 1994 to $17.4 million in 1995. Interest expense increased $2.4 million to $7.9 million in 1995 from $5.5 million in 1994. Interest expense increased because of rising interest rates, increased average borrowings, and increased deposits. The rising interest rate environment combined with new product promotions resulted in the cost of interest-bearing deposits rising to 4.21% in 1995 from 3.45% in 1994. The cost of borrowed funds also rose to 6.39% in 1995 from 4.58% in 1994. The table for Rate and Volume Variance Analysis included in the financial statements shows the majority of the increase in interest expense resulted from rising rates. The remainder of the increase was volume related. Volume was affected by growth from a new money market product, the Company's branch acquisition in June 1995, and from increased borrowing levels. The growth in interest-bearing liabilities supported the investment and loan portfolio growth.

Provision for Loan Losses

During 1995, no provision for loan losses was made. A large recovery of $414,000 for a loan charged off in a prior year resulted in a net increase in the allowance. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to .96% in 1995 from .22% in 1994. One commercial real estate loan for $831,000 which was restructured during the year was the main reason for the significant increase.

On a monthly basis, management reviews all loan portfolios to determine trends and monitor asset quality. For consumer loan portfolios, this review generally consists of reviewing delinquency levels on an aggregate basis with timely follow-up on accounts that become delinquent. In commercial loan portfolios, delinquency information is monitored and periodic reviews of business and property leasing operations are performed on an individual loan basis to determine potential collection and repayment problems.


Non-Interest Income

For 1995, non-interest income excluding securities gains increased by 28.7% over 1994. Service charges on deposit accounts increased $192,000 or 19.7% primarily due to the Bank's latest branch acquisition. Brokerage commissions rose $50,000 or 9% in 1995 due to the upswing in the stock market and expansion of the number of sales personnel. Other fees and commissions jumped $324,000 due to increases in ATM fee income generated by additional machines placed in service and an increase in the number of merchants receiving credit card deposit services.

Net securities gains in 1995 were $2,000 compared to $1,000 in 1994. The sale of $3.9 million of government agency and mortgage-backed securities classified as available for sale resulted in net gains of $2,000. Security sale transactions were undertaken to increase portfolio yield or to provide liquidity, but were not significant activities for the Company in 1995.


Non-Interest Expenses

In 1995, non-interest expenses increased by $1.1 million or 13.7%. The majority of the increases related to the addition of two new branches in the fourth quarter of 1994, a branch acquisition in the second quarter of 1995, and the installation of thirty-two new off-site ATMs during 1995 and late 1994. This growth in staff, locations, and electronic network resulted in increases in salaries, employee benefits, occupancy, furniture and equipment, and other operating expenses. Increases in other operating expenses included costs of marketing, printing and stationery, data processing, and servicing related to the new ATMs. Offsetting the increases in other operating expenses in 1995 compared to 1994 were decreases in the FDIC insurance premium, legal fees, and insurance expense.


Income Tax Provision

For 1995, the effective tax rate for the Company increased marginally to 31.8% as compared to 31.3% for 1994. During 1995, the Company was able to maintain the same benefit level from tax exempt income as was achieved in 1994, and this stopped a trend of decreasing benefits from prior years. The Company did this by increasing its investment in municipal bonds. The increase in the amount of income before tax between 1995 and 1994 combined with a marginally higher effective tax rate resulted in a provision increase of $22,000 in 1995.

                                Financial Condition

Summary

Total assets of the Company increased substantially by 19.7% to $249.8 million at December 31, 1995 versus $208.7 million at the end of 1994. Investment securities increased by 36% mainly due to the branch acquisition during the second quarter of 1995. At December 31, 1995, total loans grew to $136.4 million as compared to $127.9 million at the end of 1994. Interest earning assets increased to $226.7 million and were 89.9% of total assets.


Short Term Investments

Since maturities are generally less than one year, federal funds sold and interest-bearing deposits with financial institutions are considered short term investments. In total, short term investments increased $1.6 million from the end of 1994 to December 31, 1995. The increase occurred primarily as a result of issuer call options that were exercised on certain available for sale securities just prior to year end.


Investment Securities

Securities increased in the aggregate by $22.9 million or 36% to $86.4 million at December 31, 1995. The significant increase was mainly due to the acquisition of a new branch in June, 1995. The portfolio consists mainly of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and state and municipal obligations. The income from state and municipal obligations is exempt from federal income tax. The Company uses its investment portfolio as a source of both earnings and liquidity.

The Company liquidated $3.9 million of available for sale government agencies and mortgage-backed securities at a net gain of $2,000. These transactions were undertaken to increase yield or provide liquidity.



Loans

In total, loans increased $8.5 million or 6.7% from 1994 to $136.4 million at December 31, 1995. Much of the growth resulted from increased commercial loan relationships. One of the main objectives of the Company is for the Bank to become a major lender to small and medium sized businesses. Commercial mortgage loans increased by $4.4 million to $31.9 million, while other commercial loans increased by $3.8 million to $18.7 million. Commercial loans equalled 37% of total loans at the end of the year.

The Company's consumer loan portfolio in total did not grow in 1995 principally as a result of increased retail competition from larger financial institutions, and automobile manufacturers offering attractive financing to sell cars. At December 31, 1995, residential real estate loans, including home equity loans, increased to $70.8 million from $69.2 million at the end of 1994. Home equity loans purchased through broker relationships was the main reason for this increase. Management continues to introduce customer service channels to increase the consumer loan portfolio. Consumer loans amounted to 63% of total loans at December 31, 1995.


Allowance for Loan Losses

At December 31, 1995, the allowance for loan losses increased $312,000 or 16.2% to $2.2 million from $1.9 million at the end of 1994 due to a large recovery on a loan charged off in a prior year. At December 31, 1994, the ratio of the allowance to total loans was 1.51% as compared to 1.64% at December 31, 1995. Because of the large recovery, the ratio of net loan losses to average loans outstanding for 1995 decreased below 0% as compared to .08% for 1994. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to .96% at December 31, 1995 from .22% at the end of 1994. This was resulting from a commercial real estate loan for $831,000 which was restructured during the year.

Management believes that it has adequately assessed the risk of loss in the loan portfolios based on a subjective evaluation and has provided an allowance which is appropriate based on that assessment. Because the allowance is an estimate based on current conditions, any change in the economic conditions of the Company's market area or change within a borrower's business could result in a revised evaluation which could alter the Company's earnings.


Funding Sources

Total deposits at December 31, 1995 increased by $49.8 million or 29.7% to $217.2 million from the end of 1994. Interest-bearing accounts increased by $47.5 million because of the branch acquisition in June, 1995 and the introduction of a new higher yielding money market product earlier in the year. Non-interest bearing deposits increased by $2.3 million.

Other borrowings decreased significantly in 1995 due to the increase in deposits. Total advances of $12.1 million from the Federal Home Loan Bank were repaid in 1995. Borrowings for federal funds purchased and securities sold under agreements to repurchase, which are principally customer accommodation accounts, increased slightly to $3.2 million at December 31, 1995.


Capital

At December 31, 1995, shareholders' equity increased by $2.9 million. A $2.0 million reduction of unrealized losses, net of tax, on securities classified as available for sale was the primary reason for the increase. At the end of 1994, the Company had a net unrealized loss of $1.6 million. The Company paid shareholders dividends totalling $543,000 and net income was $1.9 million. The Company purchased and retired 20,870 shares of stock for $459,000 in May 1995. Although stockholders' equity was not affected in total, the Company declared a 2% stock dividend in January, 1996. The effects of the dividend were recorded retroactively in the financial statements as of December 31, 1995. This resulted in the addition of 25,820 shares for a total of 1,328,565 shares outstanding after the dividend was distributed on March 8, 1996. Stockholders' equity amounted to 10.74% of total assets at December 31, 1995 as compared to 11.44% at the end of 1994. The decrease in this ratio was caused by asset growth.

Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by stockholders' equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet transactions are assigned to one of five different risk weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company at December 31, 1995 and 1994. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the bank are well capitalized.


                                              December 31

Ratio                        Minimum           1995          1994
--------                    ---------         ------        ------
Leverage Ratio                 4%              10.0%         12.3%
Risk-based Capital:
    Tier 1 (Core)              4%              16.2%         19.8%
    Tier 2 (Total)             8%              17.4%         21.1%


Liquidity

Liquidity management continues to make certain that monies are available to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities and can be raised by liquidating assets or through additional borrowings. Available for sale securities can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has lines of credit outstanding under which it could borrow $8 million, and has borrowing capacity with the Federal Home Loan Bank of approximately $26 million which is collateralized by a blanket security interest in the Company's residential first mortgage loans.

At December 31, 1995, the Company had outstanding loan commitments and unused lines of credit totalling $47.5 million. Of this total, management places a high probability for funding within 1 year on approximately $11.8 million. The remaining amount is mainly unused home equity lines of credit and credit card lines on which management places a low probability for required funding.


Interest Rate Risk

The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. This is referred to as interest rate risk. Financial institutions allocate significant time and resources to managing interest rate risk because of the impact that interest rate changes can have on the net interest margin and earnings. Management continues to seek reasonable ways to reduce its exposure to interest rate shifts. A static gap analysis is used by the Company as its primary tool to monitor interest rate risk. A static gap analysis measures the difference, or the "gap", between the amount of assets and liabilities repricing within a given time period. This information, together with information about forecasted future interest rate trends, is used to manage the Company's asset and liability positions. Management uses this information as a factor in decisions made about maturities for investment of cash flows, classification of investment securities purchases as available for sale or held to maturity, emphasis of variable rate or fixed rate loans and short or longer term deposit products in marketing campaigns, and deposit account pricing to alter asset and liability repricing characteristics.

The Company was in a liability sensitive position at December 31, 1995. Competitive pressures caused the Company to increase deposit rates in early 1995. A portion of the interest-bearing deposit gains during 1995 was invested in adjustable rate securities and loans to somewhat mitigate interest rate risk. In a theoretical environment, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets.

The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 1995. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been adjusted based on account age. For accounts that were opened between 2 and 5 years, 50% of the balances or, $13 million, are reflected in the 2 to 5 year category, with the remaining $13 million in the 0 to 90 day category. For accounts opened over 5 years, 50% of those balances, or $27 million, are reflected in the 5 year category. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.



                                  Contractual period from December 31,1995 in which assets and liabilities reprice
                                  -------------------------------------------------------------
($000)                        0-90 days       91-365 days       >1-2 years     >2-5 years    >5 years
---------                   ------------    ---------------    -------------  ------------  ----------
ASSETS:
Short term investments        $  3,700          $   100
Securities                      18,431           18,247          $ 7,580         $25,602       $16,562
Loans                           50,540           11,303           13,020          25,770        35,804
                            ------------     ---------------   --------------  -----------   -----------
  Subtotal                    $ 72,671          $29,650          $20,600         $51,372       $52,366
                            ------------     ---------------   --------------  -----------   -----------

LIABILITIES:
Deposits                      $ 99,239          $30,906          $ 8,730         $20,475       $27,832

                                         -36-

Borrowed funds                4,592
                           ----------     -----------         ----------    ----------    ------------
   Subtotal                $103,831        $30,906              $ 8,730      $20,475        $27,832
                           ----------     -----------         ----------    ----------    ------------
Gap position:
   Period                  $(31,160)       $(1,256)             $11,870      $30,897        $24,534
   % of Assets               (12.5%)         (0.5%)                4.8%        12.4%           9.8%

   Cumulative              $(31,160)      $(32,416)            $(20,546)     $10,351        $34,885
   % of Assets               (12.5%)        (13.0%)               (8.2%)        4.1%          14.0%
Cumulative risk sensitive
 assets/risk sensitive
 liabilities                    .70             .76                  .86        1.06           1.18



New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued three standards that become effective for years beginning after December 15, 1995. Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, requires that long-lived assets be reviewed for write-down whenever there is a change in circumstances that indicate the carrying value of the asset may not be recoverable. Statement No. 122, Accounting for Mortgage Servicing Rights, requires a company to recognize the value of rights to service mortgage loans for others as a separate asset. The Company currently does not service mortgage loans for others. Statement No. 123, Accounting for Stock-based Compensation, requires use of a fair value based method of accounting for certain employee stock compensation plans. The Company currently has no stock based compensation plans. Management does not expect these statements to have any material effect on the Company's financial position or results of operations.

                           ITEM 7:  FINANCIAL STATEMENTS

                           REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders


Carrollton Bancorp and Subsidiary
Baltimore, Maryland


We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/ Rowles & Company




Baltimore, Maryland
February 5, 1997

                         Carrollton Bancorp and Subsidiary

                            Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                 December 31
                                                      1996              1995
--------------------------------------------------------------------------------
Assets
------

Cash and due from banks                           $20,391,197        $16,203,646

Interest-bearing deposits with financial
institutions                                                -            100,000

Federal funds sold                                    700,000          3,700,000

Investment securities

   Available for sale                              69,961,952         62,320,889

   Held to maturity (approximate market
     value of $16,537,179 and $24,428,685)         16,315,816         24,101,374

Loans less allowance for loan losses of
   $2,241,148 and $2,243,472                      149,753,004        134,194,025

Bank premises and equipment                         4,868,469          4,051,205

Accrued interest receivable                         1,956,674          2,045,660

Deferred income taxes                                 524,439            506,169

Other assets                                        2,685,609          2,530,956
                                                  -----------        -----------

                                                 $267,157,160       $249,753,924
                                                 ------------       ------------
                                                 ------------       ------------

Liabilities and Shareholders' Equity
------------------------------------

Deposits

   Non-interest-bearing                           $30,229,596       $ 30,027,955

   Interest-bearing                              195,555,484         187,181,343
                                                 -----------         -----------

   Total deposits                                225,785,080         217,209,298

Federal funds purchased and securities
sold under agreements to repurchase                5,296,743           3,203,849

Notes payable - U.S. Treasury                      1,646,478           1,387,611

Advances from Federal Home Loan Bank               5,000,000                   -

Accrued interest payable                             207,666             237,101

Other liabilities                                  1,150,743             898,038
                                                   ---------           ---------

                                                 239,086,710         222,935,897
                                                 -----------         -----------

Shareholders' equity

Common stock, par value $10.00 per
share; authorized 5,000,000 shares;
issued and outstanding 1,394,758 in 1996
and 1,328,565 in 1995                             13,947,580          13,285,650

Surplus                                            6,973,556           6,079,950

Retained earnings                                  6,941,366           7,056,446

Net unrealized holding gains (losses) on
available for sale securities                        207,948             395,981
                                                 -----------         -----------
                                                  28,070,450          26,818,027
                                                 -----------         -----------
                                                $267,157,160        $249,753,924
                                                 -----------         -----------
                                                 -----------         -----------

     The accompanying notes are an integral part of these financial statements.

                         Carrollton Bancorp and Subsidiary

                         Consolidated Statements of Income
--------------------------------------------------------------------------------
                                      Years Ended December 31

                                              1996           1995           1994
--------------------------------------------------------------------------------
Interest income

   Loans, including fees               $12,898,277    $11,942,392    $10,243,887

   U.S. Treasury securities                406,733        553,776        782,092

   U.S. Government agency securities     2,568,964      2,455,983      2,035,793

   State and municipal securities          844,158        624,513        616,521

   Mortgage backed securities            1,563,854      1,082,165        270,644

   Other securities, including dividends   124,734        131,583         89,982

   Federal funds sold                      107,404        331,642         62,258

   Deposits with financial institutions      4,781          6,615        188,130
                                        ----------     ----------     ----------

      Total interest income             18,518,905     17,128,669     14,289,307
                                        ----------     ----------     ----------

Interest expense

   Deposits                              8,107,927      7,146,818      5,031,423

   Other                                   440,815        720,570        416,192
                                         ---------      ---------      ---------

      Total interest expense             8,548,742      7,867,388      5,447,615
                                         ---------      ---------      ---------

      Net interest income                9,970,163      9,261,281      8,841,692

Provision for loan losses                  187,500              -        126,000
                                         ---------      ---------      ---------

   Net interest income after provision
     for loan losses                     9,782,663      9,261,281      8,715,692

Other operating income

   Service charges on deposit accounts   1,263,484      1,167,855        976,029

   Brokerage commissions                   839,289        606,522        556,426

   Other fees and commissions            1,660,464        761,158        437,318

   Security gains                           56,904          2,278          1,213
                                         ---------      ---------      ---------

      Total other income                 3,820,141      2,537,813      1,970,986

                                         ---------      ---------      ---------

Other expenses

   Salaries                              4,073,251      3,354,434      3,053,983

   Employee benefits                       982,507        826,515        810,432

   Occupancy                             1,321,776      1,216,350      1,005,051

   Furniture and equipment                 814,559        617,165        517,365

   Other operating expenses              3,626,248      3,006,914      2,545,138
                                         ---------      ---------      ---------

      Total other expenses              10,818,341      9,021,378      7,931,969
                                        ----------      ---------      ---------

Income before income taxes               2,784,463      2,777,716      2,754,709

Income taxes                               756,040        884,397        862,780
                                         ---------      ---------      ---------

Net income                              $2,028,423     $1,893,319     $1,891,929
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------

Earnings per common share                $    1.45       $   1.36      $    1.33
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------

     The accompanying notes are an integral part of these financial statements.

                         Carrollton Bancorp and Subsidiary

             Consolidated Statements of Changes in Shareholders' Equity


                                                             Net
                                                         unrealized
                                                           holding
                                                            gains
                                                           (losses)
                                                              on
                                                          available
                             Common Stock                    for
                       ---------------------                 sale      Retained
                         Shares    Par Value  Surplus   securities     earnings
                       ----------  ---------  -------- ------------  -----------

Balance, December 31,
   1993                1,103,013  $11,030,130  $5,917,270  $326,101  $7,220,714

Net income                             -           -            -     1,891,929

Stock split in the form of
a 20% stock dividend     220,602    2,206,020      -            -    (2,206,020)

Cash dividends, $0.37
per share                              -           -            -      (529,447)

Change in net unrealized
holding gains on available
for sale securities                    -           -    (1,970,557)        -
                       ----------   ---------  -------- ----------   -----------

Balance, December 31,
  1994                  1,323,615  13,236,150  5,917,270 (1,644,456)  6,377,176

Net income                             -          -          -        1,893,319

Shares acquired and
canceled                  (20,870)   (208,700)  (250,440)    -           -

Stock dividend, 2%         25,820     258,200    413,120     -         (671,320)

Cash dividends, $0.39 per
share                                   -          -         -         (542,729)

Change in net unrealized
holding gains (losses) on
available for sale
securities                              -          -      2,040,437         -

                       ----------   ---------  -------- ----------   -----------
Balance, December 31,
 1995                    1,328,565   13,285,650 6,079,950   395,981   7,056,446

Net income                                                            2,028,423

Stock dividend, 5%          66,193      661,930   893,606            (1,555,536)
Cash dividends, $.42 per
share                                                                  (587,967)

Change in net unrealized
holding gains (losses)
on available for sale
securities                                   -        -   (188,033)           -
                         ---------  ----------- ---------- --------  ----------
Balance, December 31,
  1996                   1,394,758  $13,947,580 $6,973,556 $207,948  $6,941,366
                         ---------  ----------- ---------- --------  ----------
                         ---------  ----------- ---------- --------  ----------

     The accompanying notes are an integral part of these financial statements.

                         Carrollton Bancorp and Subsidiary

                       Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------
Years Ended December 31                    1996         1995           1994
-------------------------------------------------------------------------------
Cash flows from operating activities
   Interest received                  $18,614,576    $16,732,878   $14,164,668
   Fees and commissions received         3,730,618     2,481,860     1,961,860
   Interest paid                        (8,578,177)   (7,790,876)   (5,429,376)
   Cash paid to suppliers and
    employees                           (9,912,396)   (8,586,439)   (7,437,870)
   Income taxes paid                      (725,103)     (719,171)     (797,688)
                                      -------------  ------------  ------------
                                         3,129,518     2,118,252     2,461,594
                                      -------------  ------------  ------------

Cash flows from investing activities
   Proceeds from maturities of
    securities held to maturity          7,900,000     5,925,000     2,781,250
   Purchases of securities held to
    maturity                              (298,688)  (10,870,504)   (4,894,278)
   Proceeds from sales of
    securities available for sale        2,642,196     3,873,492     3,911,669
   Proceeds from maturities of
    securities available for sale       15,525,721    11,719,130    14,547,096
   Purchases of securities
    available for sale                 (25,880,858)  (30,119,456)  (15,055,631)
   Proceeds from sale of loans                  --     2,424,396       433,214
   Net decrease in interest-bearing
    deposits                               100,000       376,977     8,003,133
   Loans made, net of principal
    collected                           (7,109,287)   (5,219,950)  (14,191,167)
   Purchases of loans                   (8,637,192)   (5,410,428)   (1,293,176)
   Purchases of premises and
    equipment                           (1,523,435)   (1,617,621)     (490,333)
                                     --------------  ------------  ------------
                                       (17,281,543)  (28,918,964)   (6,248,223)
                                     --------------  ------------  ------------

Cash flows from financing
 activities
   Net increase (decrease) in
    deposits                             8,575,782    27,025,520    (7,132,540)
   Acquired deposits                            --    22,765,077            --
   Premium on acquired deposits                 --    (1,847,663)           --
   Net increase (decrease) in
    other borrowed funds                 7,351,761   (11,796,674)   10,231,593
   Common stock repurchase and
    retirement                                  --      (459,140)            --
   Dividends paid                         (587,967)     (542,729)     (529,447)
                                      -------------  ------------  ------------
                                        15,339,576    35,144,391     2,569,606
                                      -------------  ------------  ------------
Net increase (decrease) in cash
 and cash equivalents                    1,187,551     8,343,679    (1,217,023)
Cash and cash equivalents at
 beginning of year                      19,903,646    11,559,967    12,776,990
                                      -------------  ------------  ------------
Cash and cash equivalents at end
 of year                               $21,091,197   $19,903,646   $11,559,967
                                      -------------  ------------  ------------
                                      -------------  ------------  ------------


     The accompanying notes are an integral part of these financial statements.

                         Carrollton Bancorp and Subsidiary

                       Consolidated Statements of Cash Flows
                                    (Continued)



-------------------------------------------------------------------------------
Years Ended December 31                    1996         1995           1994
-------------------------------------------------------------------------------
Reconciliation of net income to
 net cash provided by operating
 activities
   Net income                          $2,028,423     $1,893,319    $1,891,929
Adjustments to reconcile net
 income to net cash provided
 by operating activities
   Provision for loan losses              187,500             --       126,000
   Depreciation and amortization          710,176        649,352       495,176
   Deferred income taxes                  100,039        241,328        93,036
   Amortization of premiums and
    discounts                               6,685        (55,966)      (22,848)
   Gain on disposal of securities         (56,904)        (2,278)       (1,213)
   (Increase) decrease in:
      Accrued interest receivable          88,986       (339,825)     (101,791)
      Other assets                       (214,490)       (53,675)       59,280
   Increase (decrease) in:
      Accrued interest payable            (29,435)        76,512        18,239
      Income taxes payable                (69,102)       (76,102)      (27,944)
      Other liabilities                   377,640       (214,413)      (68,270)
                                       ------------  ------------   -----------
                                       $3,129,518     $2,118,252    $2,461,594
                                       ------------  ------------   -----------
                                       ------------  ------------   -----------








     The accompanying notes are an integral part of these financial statements.

                         Carrollton Bancorp and Subsidiary

                     Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

           The accounting and reporting policies reflected in the financial statements conform to generally accepted accounting principles and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of commitments and contingent liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.

    Business

           The Company provides commercial banking and brokerage services to businesses and individuals in Baltimore and surrounding areas of central Maryland.

    Principles Of Consolidation

           The consolidated financial statements include the accounts of Carrollton Bancorp (the Company) and its subsidiary Carrollton Bank (the
    Bank). Intercompany balances and transactions have been eliminated.

           The Parent Only financial statements of the Company account for the Bank using the equity method of accounting.

    Cash Equivalents

           For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

    Investment Securities

           Investment securities in the portfolio are classified as either available for sale or held to maturity. The Company does not currently conduct short term purchase and sale transactions of investment securities which would be classified as trading securities.

           The Company classifies investments as available for sale based principally on the Company's asset/liability position and potential liquidity needs. These securities are available for sale in response to changes in market interest rates or in the event the Company needs funds to meet loan demand or deposit withdrawals. Securities classified as available for sale are carried at market value. The unrealized holding gain or loss, net of taxes, related to securities classified as available for sale is reflected as a component of shareholders' equity. Gains or losses on securities sales are determined by the specific-identification method.

           The remaining securities in the investment portfolio are classified as held to maturity. These securities are carried at amortized cost. The Company has the ability and the intent to hold these securities to maturity.

    Ground Rents

           Ground rents are recorded at cost less an allowance for unrealized losses of $140,131 at December 31, 1996 and 1995.

    Loans and Allowance For Loan Losses

           Loans are stated at face value, plus deferred origination costs, less unearned discount, deferred origination fees, and the allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. Origination fees and costs are deferred and amortized to income over the estimated terms of the loans. Accrual of interest is discontinued generally when the collection of principal or interest reaches 90 days past due, or earlier if collection becomes uncertain based upon the financial weakness of the borrower or the realizable value of the collateral. Nonaccrual loans are returned to accrual status when all past due principal and interest has been collected, and the remainder of the loan is judged to be fully collectible.

                         Carrollton Bancorp and Subsidiary

                     Notes to Consolidated Financial Statements
                                    (Continued)

1.  Summary of Significant Accounting Policies (Continued)

           The allowance for loan losses represents an estimate which, in management's judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, and review of specific problem areas. Actual loan performance may differ from estimates used by management.

    Bank Premises and Equipment

           Bank premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives using the straight-line method. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Accumulated depreciation includes a provision for a decline in the value of land recorded in prior years.

    Intangible Assets

           Intangible assets are predominantly the premium paid for deposits acquired. The premium is being amortized to expense on the straight line basis over 15 years.

    Income Taxes

           The provision for income taxes includes taxes payable for the current year and deferred income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets may also include tax credit carryovers that the Company expects to offset against future tax obligations.

    Per Share Data

           Earnings per common share and dividends per common share are determined by dividing net income and dividends by the 1,394,758 shares of common stock outstanding giving retroactive effect to a 5% stock dividend declared January 23, 1997. The Consolidated Balance Sheet at December 31, 1996 reflects the additional shares resulting from the dividend as outstanding at that date.

    Reclassification

           Certain information related to an estimate of shares outstanding as a result of the stock dividend declared on January 17, 1996 have been adjusted in the December 31, 1995 Consolidated Balance Sheet and Statement of Changes in Stockholders' Equity to reflect the actual number of shares issued.

2. Restrictions on Cash and Due from Banks

    Banks are required to carry cash reserves with the Federal Reserve Bank or maintain cash on hand of specified percentages of deposit balances. The Bank's normal amount of cash on hand, which averaged $9,000,000 during 1996, is sufficient to satisfy the reserve requirements.

    In order to cover the costs of services provided by correspondent banks, the Company maintains compensating balance arrangements at these correspondent banks, or pays fees in the event the credit earned on balances is not sufficient to cover activity charges. During 1996 and 1995, the Company maintained average compensating balances of approximately $1,373,000 and $1,451,000, respectively, of which $1,000,000 in each year was maintained at the Federal Reserve Bank. In addition, the Company paid $11,649 and $4,673, respectively, in account charges in 1996 and 1995.

                         Carrollton Bancorp and Subsidiary

3. Investment Securities

    Investment securities are summarized as follows:


                               Amortized   Unrealized   Unrealized    Market
December 31, 1996                cost         gains       losses       value
-----------------              ---------   ----------   ----------  -----------

Available for sale

  U.S. Government Agency     $32,403,001   $100,478     $193,254    $32,310,225

  Mortgage backed
    securities                22,323,913    230,338      114,589     22,439,662

  State and municipal         11,635,927    145,408       92,385     11,688,950

  Federal Home Loan
    Bank stock                   799,200          -            -        799,200

  Equity securities            2,461,123    385,104      122,312      2,723,915
                             -----------   --------     --------    -----------
                             $69,623,164   $861,328     $522,540    $69,961,952
                             -----------   --------     --------    -----------
                             -----------   --------     --------    -----------

Held to Maturity

  U.S. Treasury              $ 4,295,866   $ 58,841     $  2,585    $ 4,352,122

  U.S. Government agency       3,793,612      2,599       11,445      3,784,766

  Mortgage backed
    securities                   832,114      3,782            -        835,896

  State and municipal          7,344,224    177,720        7,549      7,514,395

  Foreign bonds                   50,000          -            -         50,000
                             -----------   --------     --------    -----------
                             $16,315,816   $242,942     $ 21,579    $16,537,179
                             -----------   --------     --------    -----------
                             -----------   --------     --------    -----------

December 31, 1995

Available for sale

  U.S. Government agency     $33,714,658   $303,537     $235,537    $33,782,658

  Mortgage backed
    securities                19,909,547    296,957       27,194     20,179,310

  State and municipal          6,009,337     46,337       27,886      6,027,788

  Federal Home Loan
    Bank stock                   743,700          -            -        743,700

  Equity securities            1,298,516    296,879         7,962     1,587,433
                             -----------   --------     --------    -----------
                             $61,675,758   $943,710     $298,579    $62,320,889
                             -----------   --------     --------    -----------
                             -----------   --------     --------    -----------

Held to maturity

  U.S. Treasury              $ 7,892,471   $137,949     $ 10,115    $ 8,020,305

  U.S. Government agency       7,803,241     26,124       21,697      7,807,668

  Mortgage backed
    securities                   992,200     16,646            -      1,008,846

  State and municipal          7,363,462    187,353        8,949      7,541,866

  Foreign bonds                   50,000          -            -         50,000
                             -----------   --------     --------    -----------
                             $24,101,374   $368,072     $ 40,761    $24,428,685
                             -----------   --------     --------    -----------
                             -----------   --------     --------    -----------


                         Carrollton Bancorp and Subsidiary

3. Investment Securities (Continued)

    Contractual maturities of debt securities at December 31, 1996 and 1995 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                       December 31, 1996

                          Available for sale             Held to maturity
                     Amortized Cost  Market Value  Amortized Cost  Market Value
                     --------------  ------------  --------------  ------------

Maturing

Within one year        $   500,000    $   499,915    $ 3,079,654   $ 3,086,173

Over one to five years  15,842,485     15,752,232      5,621,891     5,670,572

Over five to ten years  20,217,073     20,234,953      4,617,729     4,711,074

Over ten years           7,479,370      7,512,075      2,164,428     2,233,464

Mortgage backed
  securities            22,323,913     22,439,662        832,114       835,896
                       -----------    -----------    -----------   -----------
                       $66,362,841    $66,438,837    $16,315,816   $16,537,179
                       -----------    -----------    -----------   -----------
                       -----------    -----------    -----------   -----------



                                       December 31, 1995

                          Available for sale             Held to maturity
                     Amortized Cost  Market Value  Amortized Cost  Market Value
                     --------------  ------------  --------------  ------------

Maturing

Within one year        $ 2,099,780    $ 2,086,647    $ 5,898,517   $ 5,915,693

Over one to five years  20,149,193     19,981,226      9,060,705     9,178,803

Over five to ten years  14,886,496     15,133,095      8,149,952     8,325,343

Over ten years           2,588,526      2,609,478              -             -

Mortgage backed
  securities            19,909,547     20,179,310        992,200     1,008,846
                       -----------    -----------    -----------   -----------
                       $59,633,542    $59,989,756    $24,101,374   $24,428,685
                       -----------    -----------    -----------   -----------
                       -----------    -----------    -----------   -----------


     At December 31, 1996 and 1995, securities with a cost basis of $7,789,478 (market value of $7,836,567), and $8,603,126 were pledged as collateral for government deposits and for securities sold under repurchase agreements.

     In 1996, 1995, and 1994, the Company realized gains on sales of securities of $63,467, $40,585, and $25,798, respectively, and losses of $6,563, $38,307, and $24,585 on securities sales. Income taxes on net security gains were $21,976, $880, and $468 in 1996, 1995, and 1994, respectively.

                         Carrollton Bancorp and Subsidiary
               Notes to Consolidated Financial Statements (Continued)
4. Loans

   Major classifications of loans are as follows:

                                                    1996            1995
                                                ------------    ------------
Real estate
   Residential                                  $ 82,576,975    $ 70,754,025
   Commercial                                     30,761,597      29,019,857
   Construction and land development               1,942,861       2,904,008
Demand and time                                   23,302,636      18,718,070
Installment and credit card                       13,410,083      15,041,537
                                                ------------    ------------
                                                 151,994,152     136,437,497

Allowance for loan losses                          2,241,148       2,243,472
                                                ------------    ------------
Loans, net                                      $149,753,004    $134,194,025
                                                ------------    ------------
                                                ------------    ------------

    The Bank makes loans to customers located primarily in the central Maryland region. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

    The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year           $ 73,611,421    $ 51,012,584
Maturing over one to five years                   39,672,657      49,677,221
Maturing over five years                          38,710,074      35,747,692
                                                ------------    ------------
                                                $151,994,152    $136,437,497
                                                ------------    ------------
                                                ------------    ------------

  Loan balances have been adjusted by the following deferred amounts:


Deferred origination costs and premiums         $  1,020,526    $    693,642
Deferred origination fees and unearned
 discounts                                        (1,009,019)     (1,032,715)
                                                ------------    ------------
Net deferred (fees) costs                       $     11,507    $   (339,073)
                                                ------------    ------------
                                                ------------    ------------

  Transactions in the allowance for loan losses were as follows:

                                      1996       1995           1994
                                      ----       ----           ----

Beginning balance                 $2,243,472   $1,931,345    $1,902,507

Provision charged to operations      187,500       --           126,000

Recoveries                            81,739      484,502       127,716
                                  ----------   ----------    ----------
                                   2,512,711    2,415,847     2,156,223

Loans charged off                    271,563      172,375       224,878
                                  ----------   ----------    ----------
Ending balance                    $2,241,148   $2,243,472    $1,931,345
                                  ----------   ----------    ----------
                                  ----------   ----------    ----------

    At December 31, 1996, 1995, and 1994, the accrual of interest has been discontinued on loans of $84,312, $447,073, and $256,858, respectively. The amount of interest income that would have been recorded in 1996, 1995 and 1994 on non-accrual loans if those loans had been handled in accordance with their contractual terms totaled $10,339, $34,479 and $41,133. The amount of interest income actually recorded on non-accrual loans totaled $6,880, $13,068 and $4,473 for 1996, 1995 and 1994, respectively.

                         Carrollton Bancorp and Subsidiary
            Notes to Consolidated Financial Statements (Continued)

4. Loans (Continued)

     At December 31, 1996, the Company had one loan amounting to $812,072 that was classified as impaired because it had been restructured to accept interest only payments for a period of time. The average balance of the loan amounted to $828,155 and $842,041 in 1996 and 1995, respectively. The Company has not provided for a specific allowance for this loan. During 1996, the Company received $121,910 in payments on the loan, of which $20,222 was applied to reduce principal, and $101,688 was recorded as interest income. During 1995, the Company received $101,768 in payments on the loan, of which $17,044 was applied to reduce principal, and $84,724 was recorded as interest income. The loan was current in accordance with its modified terms at the end of both 1996 and 1995.

     Amounts past due 90 days or more, excluding nonaccrual loans are as follows:


                                           1996        1995          1994
                                           ----        ----          ----

Mortgage                                   $ --       $87,767        $ --

Demand and time                             30,604     10,944          --

Installment and credit card                 32,384     27,182         22,898
                                           -------    --------       -------
                                           $62,988    $121,893       $22,898
                                           -------    --------       -------
                                           -------    --------       -------

5. Credit Commitments

     Outstanding loan commitments, unused lines and letters of credit were as follows:


                                                1996                  1995
                                                ----                  ----

Loan commitments

   Mortgage loans                              $910,400            $4,870,800

   Construction and land development          4,636,931             5,280,094

   Commercial loans                           2,070,000             1,235,403

   Installment loans                            235,640               386,483
                                             ----------           -----------
                                             $7,852,971           $11,772,780
                                             ----------           -----------
                                             ----------           -----------

Unused lines of credit

   Home equity lines                        $36,027,020           $27,546,269

   Commercial lines                          11,993,901             5,815,903

   Unsecured consumer lines                   2,508,658             2,404,671
                                            -----------           -----------
                                            $50,529,579           $35,766,843
                                            -----------           -----------
                                            -----------           -----------

Letters of credit                              $927,947              $484,427
                                            -----------           -----------
                                            -----------           -----------

     Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

     The Company's exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company is not aware of any accounting loss it would incur by funding the above commitments.

                         Carrollton Bancorp and Subsidiary
                Notes to Consolidated Financial Statements (Continued)

6. Related Party Transactions

     The Company's executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. At December 31, 1996, 1995 and 1994, the amounts of such loans outstanding were $6,031,967, $5,849,790, and $6,711,554, respectively. During 1996, 1995 and 1994 additions to loans outstanding were $1,066,260, $3,492,140, and $4,020,798, respectively, and repayments of loans were $884,083, $4,353,904, and $358,781.

7. Bank Premises and Equipment

     A summary of bank premises and equipment is as follows:



                                           1996                      1995
                                           ----                      ----

Land and improvements                    $464,474                  $464,474

Bank buildings                          1,759,509                 1,759,509

Leasehold improvements                  2,698,934                 2,467,629

Equipment and fixtures                  5,764,215                 4,593,043
                                       ----------                ----------
                                       10,687,132                 9,284,655

Accumulated depreciation
 and amortization                       5,818,663                 5,233,450
                                       ----------                ----------
                                       $4,868,469                $4,051,205
                                       ----------                ----------
                                       ----------                ----------

    Depreciation and amortization of bank premises and equipment was $678,786, $557,757, and $467,367 for 1996, 1995, and 1994, respectively.
Amortization of intangible assets, excluding amortization of deposit premiums, was $31,390, $30,005 and $27,809, for 1996, 1995, and 1994,
respectively.

8. Deposits

     Major classifications of interest-bearing deposits are as follows:


                                             1996                 1995
                                             ----                 ----

NOW and SuperNOW                            $26,323,859        $24,523,735

Money market                                 58,817,398         58,135,870

Savings                                      44,714,354         43,267,896

Certificates of deposit of
$100,000 or more                              6,882,212          6,060,462

Other time deposits                          58,817,661         55,193,380
                                           ------------       ------------
                                           $195,555,484       $187,181,343
                                           ------------       ------------
                                           ------------       ------------

    Certificates of deposit of $100,000 or more mature as follows:


Three months or less                         $2,097,388         $1,787,425

Over three through twelve months              3,740,304          2,925,669

Over one to five years                        1,044,520          1,347,368
                                             ----------         ----------
                                             $6,882,212         $6,060,462
                                             ----------         ----------
                                             ----------         ----------

    Interest expense associated with certificates of deposit of $100,000 or more was $388,157, $356,796, and $253,560 for the years ended December 31, 1996, 1995, and 1994, respectively.

                         Carrollton Bancorp and Subsidiary
               Notes to Consolidated Financial Statements (Continued)

8. Deposits (continued)

Other time deposits mature as follows:

                                                  1996             1995
                                                  ----             ----

Maturing within one year                        $44,114,096      $39,781,956

Maturing over one to five years                  14,420,710       14,571,618

Maturing over five years                             82,855          839,806
                                                -----------      -----------
                                                $58,817,661      $55,193,380
                                                -----------      -----------
                                                -----------      -----------

9. Branch Acquisition

      On June 23, 1995, the Company acquired a branch office from First Union National Bank of Maryland. This branch had total deposits at the date of acquisition of $22,765,077. The Company also acquired related real estate and equipment of $530,000 and loans of $17,303. The deposit premium of $1,847,663 is being amortized using the straight line method over 15 years. Amortization expense recorded amounted to $123,180 and $61,590 for 1996 and 1995, respectively. The remaining unamortized balance at December 31, 1996 was $1,662,893.

10. Borrowings

     Federal funds purchased and securities sold under agreements to repurchase represent transactions with customers for correspondent or commercial account cash management services. These are overnight borrowing arrangements with interest rates discounted from the federal funds sold rate.
 Securities underlying the repurchase agreements are maintained in the Company's control. Additional information is as follows:


                                              1996          1995         1994
                                              ----          ----         ----


Total outstanding at period end            $5,296,743    $3,203,849  $3,090,543

Average amount outstanding
during period                               4,731,779     3,862,087   4,413,546

Maximum amount outstanding
at any month end                            9,254,123     4,019,026  10,504,538

Weighted average interest
rate at period end                               4.64%         4.97%      5.79%

Weighted average interest
rate for the period                              4.80%         4.63%      3.82%

     Notes payable - U.S. Treasury are Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve Bank on a periodic basis. The Company pays interest on these deposits at a slight discount to the federal funds sold rate.

     Advances from the Federal Home Loan Bank (FHLB) of Atlanta amounted to $5,000,000 at December 31, 1996. There was no balance outstanding at December 31, 1995. At December 31, 1996, the advances carried a weighted average interest rate of 5.61% and mature within one year. The Bank has a total available secured line of $26 million with the FHLB for which the Bank granted the FHLB a blanket security interest in its residential first mortgage loans.

     The Company also has available unsecured federal funds lines of credit of $6 million and secured lines of credit of $2 million with other institutions. These lines were unused at December 31, 1996 and 1995.

                         Carrollton Bancorp and Subsidiary
                Notes to Consolidated Financial Statements (Continued)

11. Other Operating Expenses

Other operating expenses include the following:



                                       1996        1995        1994
                                       ----        ----        ----

ATM services                         $762,617    $374,439    $112,258

Data processing services              488,465     478,453     361,030

Professional services                 119,643     173,018     229,345

Marketing                             343,535     309,130     216,890

Printing, stationery, and supplies    284,912     252,429     147,274

Credit card                           238,268     144,668     126,085

Telephone                             120,437     123,881     121,544

Liability insurance                    78,064      73,196     120,873

FDIC assessment                         2,000     197,272     387,558

Postage and freight                   149,200     131,032     108,027

Directors' fees                        97,239      90,090      84,550

Deposit premium amortization          123,180      61,590        --

Other                                 818,688     597,716     529,704
                                     --------    --------    --------
                                   $3,626,248   $3,006,914  $2,545,138
                                   ----------   ----------  ----------
                                   ----------   ----------  ----------

                             Carrollton Bancorp and Subsidiary
                     Notes to Consolidated Financial Statements (Continued)

12. Capital Standards

     The Federal Reserve Board and the Federal Deposit Insurance Corporation
(FDIC) have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 1996, the capital ratios and minimum capital requirements are as follows.



                                                                   Capital               To be well
                                       Actual                     Adequacy              Capitalized
                                ----------------------     ---------------------    --------------------
(in thousands)                  Amount           Ratio     Amount          Ratio    Amount         Ratio
--------------                  ------           -----     ------          -----    ------         -----

December 31, 1996

Total Capital

(to risk-weighted assets)       $28,180,322      18.01%    $12,516,560      >=8.0%    $15,645,700    >=10.0%

Tier 1 Capital

(to risk-weighted assets)       $26,224,609      16.76%     $6,258,280       >=4.0%      $9,387,420   >=6.0%

Tier 1 Capital

(to average assets)             $26,224,609      10.05%    $10,436,146      >=4.0%     $13,045,183     >=5.0%


     Tier 1 capital consists of capital stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for credit losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

    Failure to meet the capital requirements could affect the Company's ability to pay dividends and accept deposits and may significantly affect the operations of the Company.

13. Pension Plans

     The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee's highest average rate of earnings for the three consecutive years during the last five full years before retirement. The Company's funding policy is to contribute annually the amount recommended by the Plan's independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company. Approximately 78% of the trust assets are invested in an immediate participation guarantee fund, and the balance is invested in a common stock fund.

                         Carrollton Bancorp and Subsidiary
              Notes to Consolidated Financial Statements (Continued)

13. Pension Plans (Continued)

    The following table sets forth the financial status of the plan:

                                        1996           1995           1994
                                      --------       --------       --------
Accumulated benefit obligation

  Vested                             $3,719,484     $ 3,726,634     $3,375,730
  Nonvested                              60,781          76,432         49,255
                                     ----------     -----------     ----------
                                     $3,780,265     $ 3,803,066     $3,424,985
                                     ----------     -----------     ----------
                                     ----------     -----------     ----------
Plan assets at fair value            $4,288,052     $ 3,846,702     $3,488,330
Projected benefit obligation          4,888,812       4,942,444      4,219,295
                                     ----------     -----------     ----------
Plan assets (less than) projected
 benefit obligation                    (600,760)     (1,095,742)      (730,965)
Prior service cost                      404,950         456,015        507,080
Unrecognized net loss                   388,935         828,070        356,334
Unamortized net asset from
 transition                            (145,941)       (192,420)      (238,899)
                                     ----------     -----------     ----------
(Accrued) prepaid pension expense    $   47,184     $    (4,077)    $ (106,450)
                                     ----------     -----------     ----------
                                     ----------     -----------     ----------

Assumptions used in measuring the projected benefit obligation were as follows:

   Discount rates                          7.75%           7.25%          8.00%
   Rates of increase in compensation
    levels                                 5.50%           5.50%          5.50%
   Long-term rate of return on assets      9.00%           9.00%          9.00%
Net pension expense includes the
 following components:

   Service cost                      $  211,181     $   153,123     $  187,774
   Interest cost                        351,902         328,026        295,204
   Actual return on assets             (337,765)       (306,394)      (288,753)
   Net amortization and deferral         29,675           4,586         17,465
                                     ----------     -----------     ----------
   Net pension expense               $  254,993     $   179,341     $  211,690
                                     ----------     -----------     ----------
                                     ----------     -----------     ----------

     The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. The Company's contributions to this plan, included in expenses, were $63,542, $53,734 and $47,645, for 1996, 1995, and 1994, respectively.

14. Contingencies

     The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

                         Carrollton Bancorp and Subsidiary
                Notes to Consolidated Financial Statements (Continued)

15. Income Taxes

     The components of income tax expense are as follows:

                                          1996         1995          1994
                                          ----         ----          ----
Current

   Federal                             $ 540,934      $ 476,530   $  615,478
   State                                 115,067        166,539      154,266
                                       ---------      ---------   ----------
                                         656,001        643,069      769,744
Deferred                                 100,039        241,328       93,036
                                       ---------      ---------   ----------
                                       $ 756,040      $ 884,397   $  862,780
                                       ---------      ---------   ----------
                                       ---------      ---------   ----------

    The components of the deferred tax charge (benefits) were as follows:

Provision for loan losses              $ (72,412)     $    --     $  (11,137)
Deferred origination fees and costs       72,457        167,680       78,460
Deferred compensation plan               (12,497)        (8,700)      (8,606)
Depreciation                              73,331         26,054      (23,062)
Discount accretion                         2,107         (1,329)       1,809
Retirement benefits                       37,053         55,025       58,430
FHLB Stock dividends                        --            2,019       (3,360)
Ground rent losses                          --              579          502
                                       ---------      ---------   ----------
                                       $ 100,039      $ 241,328   $   93,036
                                       ---------      ---------   ----------
                                       ---------      ---------   ----------

     The components of the net deferred tax assets were as follows:

Deferred tax assets

   Allowance for loan losses           $ 583,163      $ 510,751   $  510,751
   Deferred origination fees and
     costs                                 --            22,544      190,224
   Accrued retirement benefits            15,123         52,176      107,201
   Deferred compensation plan            167,631        155,134      146,434
   Allowance for ground rent losses       54,119         54,119       54,698
   Unrealized losses on available
     for sale investment securities         --             --      1,034,685
                                       ---------      ---------   ----------
                                         820,036        794,724    2,043,993
                                       ---------      ---------   ----------
Deferred tax liabilities

   Deferred origination fees and
     costs                               (49,913)         --          --
   Unrealized gains on available for
     sale investment securities         (130,840)      (249,149)      --
   Depreciation                          (99,385)       (26,054)      --
   Discount accretion                    (13,440)       (11,333)     (12,662)
   FHLB Stock dividends                   (2,019)        (2,019)      --
                                       ---------      ---------   ----------
                                        (295,597)      (288,555)     (12,662)
                                       ---------      ---------   ----------
Net deferred tax asset                 $ 524,439      $ 506,169   $2,031,331
                                       ---------      ---------   ----------
                                       ---------      ---------   ----------

                         Carrollton Bancorp and Subsidiary
               Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

     The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:



                                           1996           1995          1994
                                           ----           ----          ----

Statutory federal income tax rate          34.0%          34.0%         34.0%

Increase (decrease) resulting from:

   Tax-exempt income                      (10.0)          (7.2)         (7.2)

   State income taxes, net of
     federal income tax benefit             3.0            4.6           4.6

   Other                                     .2             .4           (.1)
                                          -----           ----          ----
                                           27.2%          31.8%         31.3%
                                          -----           ----          ----
                                          -----           ----          ----

16. Lease Commitments

    The Company leases facilities under the following terms:



                           Current annual rental          Expiration date          Renewal options
                           ---------------------          ---------------          ---------------

Two and Six Charles Plaza        $46,493                  November 30, 1998

15 Charles Plaza                 164,817                  April 30, 1999            2 terms of 5 years

Arbutus Shopping Center           90,600                  April 30, 2001            1 term of 5 years

Liberty Plaza                     19,500                  February 28, 2005

Joppa Road                        26,400                  September 30, 2002        1 term of 10 years

Northway Shopping Center          44,000                  April 30, 1999            3 terms of 5 years

Arbutus Business Center           74,880                  February 28, 2009         2 terms of 5 years

Wilkens Plaza                     74,500                  September 30, 2014        2 terms of 5 years

Ridgeview Plaza                   40,000                  October 31, 2004          2 terms of 10 years

Towson                            51,100                  April 30, 2006            1 term of 5 years

Hampstead                         21,600                  November 30, 2011         2 terms of 5 years


    Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates. All renewal options are exercisable at increased rates.

    Lease obligations will require rent payments as follows:

                  Period                            Minimum rentals
                  ------                            ---------------

                   1997                               $  653,889
                   1998                                  651,377
                   1999                                  476,980
                   2000                                  428,831
                   2001                                  377,793
            Remaining years                            2,455,483
                                                      ----------
                                                      $5,044,353
                                                      ----------
                                                      ----------

    The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $634,376, $604,187, and $462,643 for 1996, 1995, and 1994, respectively.

                         Carrollton Bancorp and Subsidiary
               Notes to Consolidated Financial Statements (Continued)

17. Parent Company Financial Information

     The balance sheets for 1996 and 1995 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 1996, 1995, and 1994, are presented below:

                                   Balance Sheets
------------------------------------------------------------------------------
December 31                                            1996             1995
------------------------------------------------------------------------------

Assets

   Cash                                        $       275         $     5,000
   Interest-bearing deposits in subsidiary         576,635           1,609,753
   Investment in subsidiary                     24,867,282          23,730,073
   Investment securities available for sale      2,723,916           1,587,433
   Other assets                                        483                --
                                               -----------         -----------
                                               $28,168,591         $26,932,259
                                               -----------         -----------
                                               -----------         -----------

Liabilities and Shareholders' Equity

   Liabilities                                     $98,141            $114,232
                                               -----------         -----------
Shareholders' Equity

   Common Stock                                 13,947,580          13,287,990
   Surplus                                       6,973,556           6,083,694
   Retained earnings                             6,941,366           7,050,362
   Net unrealized holding gains (losses)
     on available for sale securities              207,948             395,981
                                               -----------         -----------
                                                28,070,450          26,818,027
                                               -----------         -----------
                                               $28,168,591         $26,932,259
                                               -----------         -----------
                                               -----------         -----------

                                   Statements of Income
------------------------------------------------------------------------------
Years Ended December 31                    1996         1995          1994
------------------------------------------------------------------------------

Income

   Dividends from subsidiary           $670,631       $644,173      $1,220,663
   Interest and dividends                83,954        111,895         104,114
   Security gains                        39,377           --             9,779
                                     ----------    -----------      ----------
                                        793,962        756,068       1,334,556
Expenses                                 66,161         58,423          68,229
                                     ----------    -----------      ----------
Income before income taxes and
  equity in undistributed net income
  of subsidiary                         727,801       697,645        1,266,327
Income tax expense                        8,585           820           13,312
                                     ----------    ----------       ----------
                                        719,216       696,825        1,253,015
Equity in undistributed net
  income of subsidiary                1,309,207     1,196,494          638,914
                                     ----------    ----------       ----------
Net income                           $2,028,423    $1,893,319       $1,891,929
                                     ----------    ----------       ----------
                                     ----------    ----------       ----------

                         Carrollton Bancorp and Subsidiary
               Notes to Consolidated Financial Statements (Continued)

17. Parent Company Financial Information (Continued)


                              Statements of Cash Flows
------------------------------------------------------------------------------
Years Ended December 31                    1996         1995          1994
------------------------------------------------------------------------------

Cash flows from operating activities

   Cash dividends from subsidiary    $  670,631      $644,173      $1,220,663
   Interest and dividends received       44,577       111,895          70,376
   Cash paid to suppliers               (32,241)      (49,601)        (59,076)
   Income taxes (paid) refunded          (9,612)       (7,628)        (14,999)
                                     ----------    ----------     -----------
                                        673,355       698,839       1,216,964
                                     ----------    ----------     -----------

Cash flows from investing activities

   Net (increase) decrease in
     interest-bearing deposits        1,033,117        34,132       (881,872)
   Proceeds from sales of
     securities available for sale       68,008         --            19,327
   Proceeds from maturities of
     securities available for sale        --            --         2,800,000
   Purchases of securities available
     for sale                        (1,191,238)     (358,630)    (2,664,059)
                                     ----------    ----------     ----------
                                        (90,113)     (324,498)      (726,604)
                                     ----------    ----------     ----------

Cash flows from financing activities

   Dividends paid                      (587,967)     (542,729)      (529,447)
   Common stock repurchase and
     retirement                            --        (459,140)          --
                                     ----------    ----------     ----------
                                       (587,967)   (1,001,869)      (529,447)
                                     ----------    ----------     ----------
Net (decrease) increase in cash          (4,725)     (627,528)       (39,087)
Cash at beginning of year                 5,000       632,528        671,615
                                     ----------    ----------     ----------
Cash at end of year                        $275        $5,000       $632,528
                                     ----------    ----------     ----------
                                     ----------    ----------     ----------

Reconciliation of net income to net cash provided by operating activities

Net income                           $2,028,423    $1,893,319     $1,891,929
Adjustments to reconcile net
 income to net cash provided by
 operating activities

  Equity in undistributed income of
    subsidiary                       (1,309,207)   (1,196,494)    (638,914)

  Amortization of premiums and
    discounts                             --            --         (35,363)
  Security gains                        (39,377)        --          (9,779)
  Amortization of organization costs      --            3,847        9,233
  Decrease (increase) in accounts
    receivable                             (483)        --           1,625
  Increase (decrease) in accounts
    payable                              (6,001)       (1,833)      (1,767)
                                     -----------   ----------    ----------
                                       $673,355      $698,839    $1,216,964
                                     -----------   ----------    ----------
                                     -----------   ----------    ----------

                         Carrollton Bancorp and Subsidiary
             Notes to Consolidated Financial Statements (Continued)

18. Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.



                                          December 31, 1996                           December 31, 1995
                              Carrying amount          Fair value         Carrying amount           Fair value
                              ---------------          ----------         ---------------           ----------
Financial assets

   Cash and due from banks     $ 20,391,197            $ 20,391,197        $ 16,203,646             $ 16,203,646
   Federal funds sold               700,000                 700,000           3,700,000                3,700,000
   Interest-bearing deposits         --                       --                100,000                   99,886
   Investment securities
    (total)                      86,277,768              86,499,131          86,422,263               86,749,574
   Loans, net                   149,753,004             149,408,516         134,194,025              133,870,591
   Accrued interest
    receivable                    1,956,674               1,956,674           2,045,660                2,045,660

Financial liabilities

   Noninterest-bearing
    deposits                   $ 30,229,596            $ 30,229,596        $ 30,027,955             $ 30,027,955
   Interest-bearing
    deposits                    195,555,484             196,738,850         187,181,343              188,106,209
   Federal funds purchased        1,949,809               1,949,809           1,369,724                1,369,724
   Notes payable - U.S.
    Treasury                      1,646,478               1,646,478           1,387,611                1,387,611
   Securities sold under
    agreements to repurchase      3,346,934               3,346,934           1,834,125                1,834,125
   Advances from the
    Federal Home Loan Bank        5,000,000               5,001,524               --                        --
   Accrued interest payable         207,666                 207,666             237,101                  237,101


     The fair value of interest-bearing deposits with other financial institutions is estimated based on quoted interest rates for certificates of deposit with similar remaining terms.

     The fair values of U.S. Treasury and Government agency securities and listed equity securities are determined using market quotations. For state and municipal securities, the fair values are estimated using a matrix that considers yield to maturity, credit quality, and marketability.

     The fair value of fixed-term loans is estimated to be the present value of scheduled payments, and anticipated prepayments in the case of residential mortgages, discounted using interest rates currently in effect for loans of the same class and term. The fair value of variable-rate loans is estimated to equal the carrying amount. The valuations of fixed-term and variable-rate loans are adjusted for possible loan losses.

     The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

     It is not practicable to estimate the fair value of outstanding loan commitments, unused lines, and letters of credit.

                         Carrollton Bancorp and Subsidiary
             Notes to Consolidated Financial Statements (Continued)

19. Consolidated Quarterly Results of Operations (Unaudited)

Year Ended December 31, 1996:



                       First Quarter     Second Quarter    Third Quarter   Fourth Quarter
                       -------------     --------------    -------------   --------------

Interest income        $ 4,435,346        $ 4,574,015       $ 4,726,666       $ 4,782,878
Interest expense        (2,036,747)        (2,083,151)       (2,235,035)       (2,193,809)
                       -----------        -----------       -----------       -----------
Net interest income      2,398,599          2,490,864         2,491,631         2,589,069
Provision for
  loan losses              (35,000)           (37,500)          (55,000)          (60,000)
Security gains
  (losses)                   2,839             14,688            39,377              --
Other income               690,012            761,596         1,165,262         1,146,367
Operating expenses      (2,356,315)        (2,571,216)       (2,867,069)       (3,023,741)
                       -----------        -----------       -----------       -----------
Income before taxes        700,135            658,432           774,201           651,695
Tax provision             (214,861)          (168,774)         (210,161)         (162,244)
                       -----------        -----------       -----------       -----------
Net income                $485,274           $489,658          $564,040          $489,451
                       -----------        -----------       -----------       -----------
                       -----------        -----------       -----------       -----------
Earnings per share           $0.35              $0.35             $0.40             $0.35
                       -----------        -----------       -----------       -----------
                       -----------        -----------       -----------       -----------

Cash dividends
 per share                   $0.10              $0.10             $0.10             $0.11
                       -----------        -----------       -----------       -----------
                       -----------        -----------       -----------       -----------
Market prices: high         $24.77             $24.53            $24.77            $22.86

                low         $23.10             $23.10            $20.96            $20.48
                       -----------        -----------       -----------       -----------
                       -----------        -----------       -----------       -----------


Year Ended December 31, 1995:



                       First Quarter     Second Quarter    Third Quarter   Fourth Quarter
                       -------------     --------------    -------------   --------------

Interest income        $ 3,945,226        $ 4,168,262       $ 4,483,959       $ 4,531,222
Interest expense        (1,745,957)        (1,896,830)       (2,114,841)       (2,109,760)
Net interest income      2,199,269          2,271,432         2,369,118         2,421,462
Provision for
  loan losses               --                 --                 --               --
Security gains
  (losses)                  --                (28,534)              149            30,663
Other income               538,669            605,580           696,842           694,444
Operating expenses      (2,191,200)        (2,187,962)       (2,277,483)       (2,364,733)
                       -----------        -----------       -----------       -----------
Income before taxes        546,738            660,516           788,626           781,836
Tax provision             (164,644)          (205,191)         (261,091)         (253,471)
                       -----------        -----------       -----------       -----------
Net income                $382,094           $455,325          $527,535          $528,365
                       -----------        -----------       -----------       -----------
                       -----------        -----------       -----------       -----------

Earnings per share           $0.27              $0.33             $0.38             $0.38
                       -----------        -----------       -----------       -----------
                       -----------        -----------       -----------       -----------
Cash dividends
 per share                   $0.10              $0.10             $0.10             $0.10
                       -----------        -----------       -----------       -----------
                       -----------        -----------       -----------       -----------
Market price: high          $26.85             $22.64            $22.64            $24.05

               low          $21.01             $20.08            $20.55            $21.48
                       -----------        -----------       -----------       -----------
                       -----------        -----------       -----------       -----------


     All per share amounts have been adjusted to reflect the 5% stock dividend declared in January, 1997.

               ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     At no time whatsoever during the Company's two most recent fiscal years or any subsequent interim period, an independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, or an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned, declined to stand for reelection or been dismissed.

                                      PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Corporation are as follows:

Directors Whose Terms Expire in 1997

    Albert R. Counselman.......Mr. Counselman, age 48, has served as a director of Carrollton Bank, a Maryland state chartered commercial bank, and the principal subsidiary of the Company (the "Bank"), since April 1985, and of the Company since its inception in 1990. He has been President of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm, since September 1987, and served in various executive positions with that firm from 1972 to September 1987. (1)

    John P. Hauswald...........Mr. Hauswald, age 74, has served as a director of the Bank since 1964 and of the Company since its inception in 1990. He was, until his retirement in October 1989, President of The Hauswald Bakery. Since October 1989, he has been President of The Hauswald Company, Inc. (1)
(2)

     Samuel D. Miller...........Mr. Miller, age 58, has served as a director of the Bank and the Company since December 1992. He has been Executive Vice President of the Bank since June 1994. Previously Mr. Miller had been Senior Vice President and Cashier of the Bank since December 1990, having served as Vice President - Operations from December 1982 until December 1990. Mr. Miller has served as Vice President of the Company since October 1993, having served as Treasurer of the Company from October 1991 until October 1993.

     William C. Rogers, Jr......Mr. Rogers, age 70, has served as a director of the Bank since 1955 and of the Company since its inception in 1990. He has been a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, since 1970. He has been Chairman of the Board of The Security Title Guarantee Corporation of Baltimore since 1970 and a director since 1952, and was President from 1970 until March 1989. Mr. Rogers is President of Maryland Mortgage Company where he has been a director since 1953. He is also President of Moreland Memorial Park Cemetery, Inc. where he has been a director since 1959. He is the brother of John Paul Rogers, a director of the Bank and the Company.

Directors Whose Terms Expire in 1998

    Dallas R. Arthur.............Mr. Arthur, age 52, has served as a director of the Bank and the Company since October 1991. He has been President of both the Company and the Bank since October 1993, and Chief Executive Officer of both the Company and the Bank since February 1994. Mr. Arthur was Executive Vice President of the Bank from October 1991 until October 1993, and had served as First Senior Vice President of the Bank from December 1990 until October 1991, and as Vice President and Cashier of the Bank from December 1984 until December 1990. He had served as Vice President and Secretary of the Company from October 1991 until October 1993, and as Treasurer of the Company from its inception in 1990 until October 1991.

    C. Edward Hoerichs...........Mr. Hoerichs, age 85, has served as a director of the Bank since 1970 and of the Company since its inception in 1990. He is the founder of Edward Hoerichs & Sons, Inc., a mechanical contracting firm, and was its President from 1975 to its dissolution in 1993.

    Allen Quille................Mr. Quille, age 77, has served as a director of the Bank since 1976 and of the Company since its inception in 1990. He has been President of Quille's Parking, Inc. since 1933. Mr. Quille has also been Secretary of Quille-Crown Parking of Maryland since 1983, and Secretary of The Forum Caterers since 1983. (1)

    John Paul Rogers.............Mr. Rogers, age 61, has served as a director of the Bank since 1970 and of the Company since its inception in 1990. Mr. Rogers has been Chairman of the Bank since February 1994. He was a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, from 1970 until December 1992. Mr. Rogers was senior title officer of The Security Title Guarantee Corporation of Baltimore from May 1991 until December 1992, having served as President from March 1989 until May 1991, and as Executive Vice President from March 1970 until March 1989. He is Vice President and Treasurer of Moreland Memorial Park Cemetery, Inc., and a Director of Maryland Mortgage Company and The Security Title Guarantee Corporation of Baltimore. He is the brother of William C. Rogers, Jr., a director of the Bank and the Company.

Directors Whose Terms Expire in 1999

    Steven K. Breeden..........Mr. Breeden, age 38, has served as a director of the Bank since June 1994, and of the Company since October 1995. Mr. Breeden is currently Vice President and Secretary of Security Development Corporation, a real estate development company, a position he has held for the past five years. (2)

    David L. Costello, III.....Mr. Costello, age 45, has been a director of the Company since February 1994. Mr. Costello is not a director of the Bank. Mr. Costello has been Senior Vice President and Chief Financial Officer of the Bank since June 1994 and previously was Vice President-Finance and Chief Financial Officer of the Bank since July 1993. Mr. Costello has served as Treasurer of the Company since October 1993. He was Senior Vice President and Controller of the Bank of Baltimore from March 1988 to September 1992.

    Samuel M. Dell, Jr.........Mr. Dell, age 88, has served as a director of the Bank since 1974 and of the Company since its inception in 1990. He is the founder of Crest Contracting Company, Inc., and has been its President and Treasurer since 1948. Mr. Dell is also the founder of Carrollton Equipment Company, and has been a partner of Dellcrest Realty Company, a real estate investment partnership, since 1977.

   Leo A. O'Dea...............Mr. O'Dea, age 66, has served as a director of the Bank since 1983 and of the Company since its inception in 1990. Mr. O'Dea was elected Chairman of the Company in February 1994. He has been President of Hamilton & Spiegel, Inc., a sheet metal contractor, since 1979.
(2)

---------------------------------
(1) -- Member of the Audit Committee
(2) -- Member of the Compensation Committee

                OTHER EXECUTIVE OFFICERS AND DIRECTORS OF THE BANK

Certain information regarding directors and significant employees of the Bank other than those previously mentioned is set forth below.

Robert A. Altieri..........Mr. Altieri, age 35, has been Senior Vice
President - Lending of the Bank since June 1994 and previously was Vice President - Commercial Lending since September 1991. He was Vice President -Commercial Lending of Suburban Bank of Virginia, N.A. from January 1989 until August 1991.

Edward R. Bootey...........Mr. Bootey, age 50, has been Senior Vice President
- Automation & Technology since October , 1995, and was Senior Vice President
- Operations of the Bank from June 1994 to October 1995. Mr. Bootey previously was Vice President - Operations since January 1991. He served as Assistant Vice President - Operations from December 1987 until January 1991.

Jeffrey E. Brown...........Mr. Brown, age 55, has been Vice President
-Consumer Lending of the Bank since July 1991, and was Assistant Vice President - Consumer Lending from March 1990 until July 1991. He was Vice President - Consumer Lending of Sharon Federal Savings Bank, F.S.B. from August 1988 until March 1990, and served in various management positions with the Bank of Baltimore from March 1968 to August 1988.

Dr. Thelma T. Daley........Dr. Daley, age 65, has been a director of the Bank since November 1995. Dr. Daley is not a director of the Company. Dr. Daley retired as the Coordinator of Counseling and Guidance for The Baltimore County Board of Education.

Eunice W. Taylor...........Ms. Taylor, age 43, has been Vice President
-Electronic Banking since October, 1996. Prior to that date, she had been Vice President - Marketing and Sales since January 1995. She also served as Secretary of the Bank from November 1993 to January, 1997, and was Secretary of the Company from October 1993 to January, 1997. Ms. Taylor first joined the Bank in October 1985.

Board Committees

The Board of Directors of the Company met six times and the Board of Directors of the Bank met 36 times during the year ended December 31, 1996. Since May, 1996, the Board of Directors has met twice a month. Prior to June, 1996, the Board of Directors met weekly. No director attended fewer than 75% of the total number of meetings of both Boards and committees to which they were assigned during the year ended December 31, 1996.

The Board of Directors does not have a standing nominating committee.

The Audit Committee held four meetings during 1996. Its current members are Messrs. Counselman, Hauswald and Quille. Only nonemployee directors are eligible to serve on the Audit Committee. The duties of the Audit Committee include reviewing the annual financial statements of the Company and the scope of the independent annual audit and internal audits. It also reviews the independent accountant's letter to management concerning the effectiveness of the Company's internal financial and accounting controls and management's response to that letter. In addition, the Committee reviews and recommends to the Board the firm to be engaged as the Company's independent accountants. The Committee may also examine and consider other matters relating to the financial affairs of the Company as it determines appropriate.

The Compensation Committee met three times during 1996. Its current members are Messrs. Breeden, Hauswald, and O'Dea. The purpose of the Compensation Committee is to review and approve major compensation and benefit policies of the Company and the Bank. In addition, the committee recommends to the Board the compensation to be paid to all officers of the Bank.

                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock ("a Section 16 Insider") to file monthly and annual reports with both the Securities and Exchange Commission and the National Association of Securities Dealers. Based on a review of the reports submitted to the Company, the Company believes that all Section 16(a) reporting requirements applicable to the Company's directors, officers and 10% shareholders were satisfied on a timely basis.

                          ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or allocated for services rendered to the Company in all capacities during the years ended December 31, 1994, 1995 and 1996 to the chief executive officer of the Company. The compensation of the other members of executive management is not required to be provided because the base compensation of each of such individuals does not exceed $100,000.

                             SUMMARY COMPENSATION TABLE

Name and Principal Position          Year         Salary($)        Bonus($)
------------------------------------------------------------------------------
Dallas R. Arthur,                    1996         $109,140           $-0-
President and Chief                  1995          103,000            -0-
Executive Officer                    1994           95,241           9,500
------------------------------------------------------------------------------

Directors' Fees

Directors who are not employees of the Bank receive a monthly fee of $760 for Board meetings, and $175 per committee meeting attended. Prior to June, 1996, directors received $160 per meeting held of the Board of Directors of the Bank and $160 per committee meeting attended. Directors do not receive additional fees for their service as directors of the Company. Employee directors are not compensated for attendance at Board meetings.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1996, certain information concerning shares of the Common Stock of the Company beneficially owned by
(i) the chief executive officer of the Company; (ii) all directors and nominees for directors of the Company and the Bank; (iii) all directors and officers of the Company and the Bank as a group; and (iv) other significant shareholders.

                                     Amount and
Name and address of             Nature of Beneficial        Percent of
Beneficial Owner (11)             Ownership (1)(10)          Class (1)
---------------------           --------------------        ----------

Directors:
----------

Dallas R. Arthur                       2,119(2)                  *
Steven K. Breeden                      1,820                     *
David L. Costello, III                 1,463                     *
Albert R. Counselman                  10,710                     *
Thelma T. Daley                           53                     *
Samuel M. Dell, Jr.                    7,087                     *
John P. Hauswald                      11,620(3)                  *
C. Edward Hoerichs                     2,027                     *
Samuel D. Miller                       1,346(4)                  *
Leo A. O'Dea                           8,350(5)                  *
Allen Quille                           1,853                     *
John Paul Rogers                     119,391(6)(7)              8.56%
William C. Rogers, Jr.               142,402(7)(8)             10.22%

All Directors and Executive
Officers of the Company as
a group (17 persons)                 253,121                   18.15%

Other Significant Shareholder:
------------------------------

Edward Q. Rogers                      69,447(9)                 4.98%

------------------------------
* Less than 1%

(1) Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.

(2) Includes 1,289 shares owned jointly by Mr. Arthur and his wife. Excludes 451 shares owned by Mr. Arthur's wife.

(3) Includes 5,472 shares owned jointly by Mr. Hauswald and his wife and 5,999 shares owned by a trust for the benefit of Margaret V. Hauswald, for which Mr. Hauswald serves as trustee. Excludes 5,019 shares owned by Mr. Hauswald's wife.

(4) Includes 938 shares owned jointly by Mr. Miller and his wife. Excludes 166 shares owned by Mr. Miller's wife.

(5)  Excludes 11,040 shares owned by Mr. O'Dea's wife.

(6) Includes 56,334 shares owned jointly by Mr. Rogers and his wife, 1,208 shares owned by a trust for the benefit of John Paul Rogers, Jr., and 951 shares owned by a trust for the benefit of Elizabeth B. Seuferling, for which Mr. Rogers and his wife serve as trustees. Excludes 5,524 shares owned by Mr. Rogers' wife.

(7) Includes 21,574 shares owned by the Moreland Memorial Park Cemetery, Inc. Perpetual Care Fund and 3,746 shares owned by Moreland Memorial Park, Inc. Bronze Perpetual Care Fund, for which John Paul Rogers and William C. Rogers, Jr. serve as trustees. Also includes 30,431 shares owned by The Security Title Guarantee Corporation of Baltimore and 4,337 shares owned by Maryland Mortgage Company, of which John Paul Rogers is a director, and of which William C. Rogers, Jr. is Chairman and President, respectively, as well as a director.

(8) Includes 61,238 shares owned jointly by Mr. Rogers and his wife and 20,466 shares owned by Mr. Rogers as trustee for the William E. Long Trust. Excludes 5,348 shares owned by Mr. Roger's wife.

(9) Includes 34,679 shares owned jointly by Mr. Rogers and his wife. Also includes 30,431 shares owned by The Security Title Guarantee Corporation of Baltimore and 4,337 shares owned by Maryland Mortgage Company, of which Mr. Rogers is a principal shareholder. Excludes 42,411 shares owned by Mr. Roger's wife which, if included, would result in Mr. Rogers beneficially owning a total of 111,858 shares or 8.02% of shares outstanding.

(10) Reflects the effect of a 5% stock dividend declared January 23, 1997 and distributed March 14, 1997.

(12) All directors, executive officers and other significant shareholders may be contacted at the Company's corporate offices by addressing correspondence to the appropriate person, care of Carrollton Bancorp, 15 Charles Plaza, Suite 200, Baltimore, Maryland 21201

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past year the Bank has had banking transactions in the ordinary course of its business with: (i) its directors and nominees for directors;
(ii) its executive officers; (iii) its 5% or greater shareholders; (iv) members of the immediate family of its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1996, the balance of loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $6,031,967, which represented approximately 21.5% of the Company's equity capital accounts.

William C. Rogers, Jr., a director of both the Company and the Bank, is a partner of the law firm of Rogers, Moore and Rogers which performs legal services for the Company and its subsidiaries. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

Albert R. Counselman, a director of both the Company and the Bank, is President of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm through which the Company and the Bank place various insurance policies. The Company and the Bank paid total premiums for insurance policies placed by Riggs, Counselman, Michaels & Downes, Inc in 1996 of $30,376. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

                                 PART IV
             ITEM 13:  EXHIBITS LIST and REPORTS ON FORM 8-K

a) List of Exhibits:

Exhibit Number      Description
--------------      -----------

3(i)                Articles of Incorporation of Carrollton Bancorp *

3(ii)               By-Laws of Carrollton Bancorp *

10.1 Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore. *

10.2 Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore. *

10.3 Lease dated October 30, 1959 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore, as amended. *

10.4 Lease dated August 3, 1976 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore. *

10.5 Lease dated March 28, 1968 by and between Charles Towers Partnership and The Carrollton Bank of Baltimore. *

10.6 Lease dated November 18, 1983 by and between Charles Towers Partnership and The Carrollton Bank of Baltimore. *

10.7 Lease dated May 20, 1971 by and between Home Mutual Life Insurance Company and The Carrollton Bank of Baltimore. *

10.8 Lease dated April 17, 1974 by and between Liberty Plaza Enterprises, Inc. and The Carrollton Bank of Baltimore. *

10.9 Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore. *

10.10 Lease dated August 11, 1994 by and between Kensington Associates Limited Partnership and Carrollton Bank. **

10.11 Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank. **

21.1                Subsidiaries of Carrollton Bancorp

23                  Consent of Accountant

27                  Financial Data Schedule

* Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

** Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.:0-23090).

b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CARROLLTON BANCORP


March 27, 1997                     By:/s/ Dallas R. Arthur
                                      ---------------------------
                                      Dallas R. Arthur
                                      President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                                   Principal Executive Officer


March 27, 1997                     By:/s/ Dallas R. Arthur
                                      ---------------------------
                                      Dallas R. Arthur
                                      President and Chief Executive Officer


                                   Principal Financial and Accounting Officer


March 27, 1997                     By:/s/ David L. Costello, III
                                      ---------------------------
                                      David L. Costello, III
                                      Treasurer


                                   Board of Directors


March 27, 1997                     /s/ Dallas R. Arthur
                                   ------------------------------
                                   Dallas R. Arthur
                                   Director


March 27, 1997                     /s/ Steven K. Breeden
                                   ------------------------------
                                   Steven K. Breeden
                                   Director

March 27, 1997                     /s/ David L. Costello, III
                                   ------------------------------
                                   David L. Costello, III
                                   Director


March 27, 1997                     /s/ Albert R. Counselman
                                   ------------------------------
                                   Albert R. Counselman
                                   Director


March 27, 1997                     /s/ Samuel M. Dell, Jr.
                                   ------------------------------
                                   Samuel M. Dell, Jr.
                                   Director


March 27, 1997                     /s/ John P. Hauswald
                                   ------------------------------
                                   John P. Hauswald
                                   Director


March 27, 1997                     /s/ C. Edward Hoerichs
                                   ------------------------------
                                   C. Edward Hoerichs
                                   Director


March 27, 1997                     /s/ Samuel D. Miller
                                   ------------------------------
                                   Samuel D. Miller
                                   Director


March 27, 1997                     /s/ Leo A. O'Dea
                                   ------------------------------
                                   Leo A. O'Dea
                                   Director


March 27, 1997                     /s/ Allen Quille
                                   ------------------------------
                                   Allen Quille
                                   Director


March 27, 1997                     /s/ John Paul Rogers
                                   ------------------------------
                                   John Paul Rogers
                                   Director


March 27, 1997                     /s/ William C. Rogers, Jr.
                                   ------------------------------
                                   William C. Rogers, Jr.
                                   Director

                                   EXHIBIT INDEX

                                                                Sequentially
Exhibit                                                         Numbered
Number        Description                                       Page
------        -----------                                       ----

3(i)          Articles of Incorporation of Carrollton Bancorp    *
3(ii)         By-Laws of Carrollton Bancorp                      *
10.1          Lease dated January 24, 1989 by and between        *
              Hill Management Services, Inc. and The
              Carrollton Bank of Baltimore.
10.2          Lease dated July 21, 1989 by and between           *
              Hill Management Services, Inc. and The
              Carrollton Bank of Baltimore.
10.3          Lease dated October 30, 1959 between               *
              Arbutus Shopping Plaza, Inc. and The
              Carrollton Bank of Baltimore, as amended.
10.4          Lease dated August 3, 1976 between Arbutus         *
              Shopping Plaza, Inc. and The Carrollton
              Bank of Baltimore.
10.5          Lease dated March 28, 1968 by and between          *
              Charles Towers Partnership and The
              Carrollton Bank of Baltimore.
10.6          Lease dated November 18, 1983 by and               *
              between Charles Towers Partnership and The
              Carrollton Bank of Baltimore.
10.7          Lease dated May 20, 1971 by and between            *
              Home Mutual Life Insurance Company and The
              Carrollton Bank of Baltimore.
10.8          Lease dated April 17, 1974 by and between          *
              Liberty Plaza Enterprises, Inc. and The
              Carrollton Bank of Baltimore.
10.9          Lease dated July 19, 1988 by and between           *
              Northway Limited Partnership and The
              Carrollton Bank of Baltimore.
10.10         Lease dated August 11, 1994 by and between         **
              Kensington Associates Limited Partnership
              and Carrollton Bank.
10.11         Lease dated October 11, 1994 by and between        **
              Ridgeview Associates Limited Partnership
              and Carrollton Bank.
21.1          Subsidiaries of Carrollton Bancorp
23            Consent of Accountant
27            Financial Data Schedule

* Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

** Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).