Form 10QSB
period 1997-03-31
CARROLLTON BANCORP
filed 1997-05-09
CIK 859222

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997
              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
          For the transition period from ___________ to ___________

              Commission file number 0-23090

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

           15 Charles Plaza, Suite 200, Baltimore, Maryland 21201-3936
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 536-4600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

________________________________________________________________________________
                 (Former name, former address and former fiscal
                       year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,394,758 common shares outstanding at May 9, 1997

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                               Carrollton Bancorp
                                 and Subsidiary

                                                     March 31,      December 31,

                                                       1997            1996
                                                   -------------    ------------
Assets                                              (Unaudited)

Cash and due from banks                            $  17,513,256    $ 20,391,197

Federal funds sold                                     5,200,000         700,000

Interest-bearing deposits with financial
  institutions                                                 0               0

Investment securities:

   Available for sale                                 68,953,340      69,961,952

   Held to maturity                                   15,023,480      16,315,816
    (approximate market value of $15,134,939
     and $16,537,179)

Loans, less allowance for loan losses of             150,995,807     149,753,004
   $2,275,985 and $2,241,148

Bank premises and equipment                            4,794,141       4,868,469

Deferred income taxes                                    767,425         524,439

Accrued interest receivable                            1,990,880       1,956,674

Other assets                                           2,378,908       2,685,609
                                                   -------------    ------------
                                                   $ 267,617,237    $267,157,160
                                                   =============    ============
Liabilities and Shareholders' Equity

Deposits

  Noninterest-bearing                              $  29,636,293    $ 30,229,596

  Interest-bearing                                   198,361,852     195,555,484
                                                   -------------    ------------
    Total deposits                                   227,998,145     225,785,080

Federal funds purchased and securities
  sold under agreements to repurchase                  5,230,990       5,296,743

Advances from the Federal Home Loan Bank               3,000,000       5,000,000

Notes payable - U. S. Treasury                         1,420,490       1,646,478

Accrued interest payable                                 223,791         207,666

Other liabilities                                      1,734,797       1,150,743
                                                   -------------    ------------
                                                     239,608,213     239,086,710
                                                   -------------    ------------
Shareholders' equity
  Common stock, par value $10.00 per share;
   authorized 5,000,000 shares; issued
   and outstanding 1,394,758 shares                   13,947,580      13,947,580

  Surplus                                              6,973,556       6,973,556

  Net unrealized holding gains on
   available for sale securities                        (178,237)        207,948

  Retained earnings                                    7,266,125       6,941,366
                                                   -------------    ------------
                                                      28,009,024      28,070,450
                                                   -------------    ------------

                                                   $ 267,617,237    $267,157,160
                                                   =============    ============

Note: Balances at December 31, 1996 are derived from audited financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Carrollton Bancorp
                                 and Subsidiary

                                                         Quarter Ended March 31,

                                                             1997        1996
                                                          ----------  ----------
Interest income

   Interest and Fees on Loans                             $3,277,053  $3,066,939

   Interest and Dividends on Securities:

     Taxable interest income                               1,008,902   1,111,891

     Nontaxable interest income                              239,978     176,826

     Dividends                                                18,256      13,074

   Interest on Federal funds sold and
     other interest income                                    58,711      66,616

                                                          ----------  ----------
     Total interest income                                 4,602,900   4,435,346
                                                          ----------  ----------
Interest expense

   Deposits                                                1,991,519   1,983,241

   Other                                                     120,326      53,506
                                                          ----------  ----------
    Total interest expense                                 2,111,845   2,036,747
                                                          ----------  ----------
     Net interest income                                   2,491,055   2,398,599

Provision for loan losses                                     60,000      35,000
                                                          ----------  ----------
     Net interest income after provision for loan losses   2,431,055   2,363,599
                                                          ----------  ----------
Other operating income

  Service charges on deposit accounts                        317,469     303,264

  Brokerage commissions                                      213,360     166,884

  Other fees and commissions                                 655,692     219,864

  Gains (losses) on security sales                            28,885       2,839
                                                          ----------  ----------
    Total other income                                     1,215,406     692,851
                                                          ----------  ----------
Other expenses

  Salaries                                                 1,086,511     931,434

  Employee benefits                                          268,931     231,266

  Occupancy                                                  349,960     314,578

  Furniture and equipment                                    213,880     168,128

  Other operating expenses                                 1,062,297     710,909

                                                          ----------  ----------
    Total other expenses                                   2,981,579   2,356,315
                                                          ----------  ----------
Income before income taxes                                   664,882     700,135

Income taxes                                                 161,882     214,861
                                                          ----------  ----------

Net income                                                $  503,000  $  485,274
                                                          ==========  ==========
Earnings per common share

Net income                                                $     0.36  $     0.35
                                                          ==========  ==========

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               Carrollton Bancorp
                                 and Subsidiary

                                                            Three Months Ended March 31,
                                                                 1997           1996
                                                            ------------   ------------
Cash flows from operating activities

 Interest received                                          $  4,576,020   $  4,553,700

 Fees and commissions received                                 1,257,318        748,230

 Interest paid                                                (2,095,720)    (2,032,001)

 Cash paid to suppliers and employees                         (2,088,914)    (1,903,671)

 Income taxes paid                                               (10,905)      (159,506)
                                                            ------------   ------------
                                                               1,637,799      1,206,752
                                                            ------------   ------------
Cash Flows from investing activities

 Proceeds from maturities of securities held to maturity       1,200,000      1,300,000

 Purchases of securities held to maturity                              0              0

 Proceeds from sales of securities available for sale          1,772,766        459,500

 Proceeds from maturities of securities available for sale     1,370,646      7,808,577

 Purchases of securities available for sale                   (2,650,075)   (12,858,635)

 Loans made, net of principal collected                        6,772,257      3,540,208

 Purchase of loans                                            (8,075,060)    (7,203,150)

 Purchases of premises and equipment                            (149,356)      (251,124)
                                                            ------------   ------------
                                                                 241,178     (7,204,624)
                                                            ------------   ------------
Cash flows from financing activities

 Net (decrease) increase in deposits                           2,213,065      3,687,667

 Net increase (decrease) in other borrowed funds              (2,291,741)      (232,734)

 Dividends paid                                                 (178,242)      (136,789)
                                                            ------------   ------------
                                                                (256,918)     3,318,144
                                                            ------------   ------------
Net increase (decrease) in cash and cash equivalents           1,622,059     (2,679,728)

Cash and cash equivalents at beginning of year                21,091,197     19,903,646
                                                            ------------   ------------
Cash and cash equivalents at March 31st                     $ 22,713,256   $ 17,223,918
                                                            ============   ============
Reconciliation of net income to net cash
provided by operating activities

  Net income                                                $    503,000   $    485,274

Adjustments to reconcile net income to
net cash provided by operating activities

 Provision for loan losses                                        60,000         35,000

 Depreciation and amortization                                   232,810        159,146

 Amortization of premiums and discounts                            7,326          5,373

 Gain on disposal of securities                                  (28,885)        (2,839)

(Increase) decrease in
   Accrued interest receivable                                   (34,206)       112,981

   Other assets                                                  353,407         58,218

Increase (decrease) in
   Accrued interest payable                                       16,125          4,746

   Income taxes payable                                          150,977         55,355

   Other liabilities                                             377,245        293,498
                                                            ------------   ------------
                                                            $  1,637,799   $  1,206,752
                                                            ============   ============

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                          Quarter ended March 31, 1997

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended March 31, 1997 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Operating Results and Financial Condition

Earnings

Summary

      Carrollton Bancorp reported net income for the first quarter of 1997 of $503,000, or $.36 on a per share basis. For the same period of 1996, net income amounted to $485,000, or $.35 on a per share basis. As a result of loan portfolio growth, net interest income increased $92,000, or 4%, in the first quarter of 1997 over 1996. Non-interest income increased 75% from continued expansion of the off-site ATM network, and from strong commission growth in the Company's brokerage subsidiary. Offsetting some of these income gains were increased expenses related to the two additional branches opened in 1996, and to the expansion of the ATM network.

Net Interest Income

      Net interest income for the company on a tax equivalent basis increased by $122,000 to $2.6 million for the first quarter in 1997 from the first quarter of 1996. The net yield on average earning assets increased to 4.35% in the first quarter of 1997 from 4.34% for the same period in 1996. These increases occurred from increased volume of earning assets.

      Interest income on loans increased 6% in the first quarter of 1997 as compared to the first quarter of 1996 due to the increase in the loan portfolio. Interest income from investment securities declined as the portfolio on average fell. The Company emphasized loan production which was funded by securities. The result was that total interest income increased 4% for the first quarter of 1997 as compared to 1996.

      Interest expense increased $75,000 to $2.1 million in 1997 from $2.0 million in 1996. Interest expense increased because of the growth in average borrowings and deposits, and was offset by aggregate falling rates over the last twelve months.

Provision for Loan Losses

      The provision for loan losses during the first quarter of 1997 was $60,000. The provision was determined based on management's review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans decreased to .70% in the first quarter of 1997 from
 .95% in the same period of 1996.

Non-interest Income

      Non-interest income, excluding securities gains, increased 72% in the first quarter of 1997 over the first quarter of 1996. This increase is principally attributed to the $436,000 jump in other fees and commissions because of an increase in ATM fee income due to surcharges and additional machines placed in service, and by the increase in volume of merchants receiving credit card deposit services. Brokerage commissions for the first three months of 1997 increased 28% from the same period in 1996 because of strong sales performance. Service charges on deposit accounts increased $14,000 or 5% due to commercial account activity.

      The sales of mortgage-backed securities and equity securities classified as available for sale resulted in a gain of $29,000 in the first quarter of 1997. The transactions were undertaken to enhance yield and shorten duration.

Non-Interest Expenses

      In the first quarter 1997, non-interest expenses increased 27% over the same period in 1996. The majority of the increases related to the latest branch openings and ATM installations. The growth in staff, locations, and electronic network resulted in increases in salaries and employee benefits, occupancy, furniture and equipment, and other operating expenses. Other operating expenses increased $351,000, or 49%, and principally was caused by increases in marketing, data processing, and servicing related to the ATM network.

Income Tax Provision

      The effective tax rate for the company was 24.3% for the first quarter of 1997 as compared to 30.1% for the first quarter of 1996. The effective tax rate declined primarily as a result of a change in the state law, subject to a three year phase in, which enables financial institutions to exclude from taxable income interest earned on certain qualifying investments. The decrease in the tax provision also was partially due to the decrease in the amount of income before tax.

Financial Condition

Summary

      Total assets grew $460,000 to $267.6 million at March 31, 1997 compared to $267.2 million at the end of 1996. Federal funds sold increased $4.5 million to $5.2 million while loans increased by .8% to $153.3 million. Deposits grew by 1% to $228.0 million.

Short-Term Investments

      In total, short-term investments increased $4.5 million from the end of 1996 to March 31, 1997. A portion of the growth derived from interest-bearing deposits, investment securities maturities which were temporarily invested in federal funds sold, and a reduction of cash in the ATM network at year end 1996 which had been increased for the holiday season.

Investment Securities

      In aggregate, investment securities decreased $2.3 million or 2.7% at March 31, 1997. A portion of the investment security maturities helped to fund loan growth and the remainder was placed temporarily in federal funds sold.

Loans

      Total loans increased $1.3 million or .84% to $153.3 million at March 31, 1997 from the end of 1996. The Company continues to grow the commercial loan portfolio due to its emphasis on services to small and medium sized businesses. Approximately 60% of the growth in the loan portfolio was commercial loan growth. In addition, consumer loan demand was strong in home equity loans.

      In the first quarter of 1997 in the commercial loan portfolio, business loans and lines of credit increased $625,000 and were $27.3 million at March 31, 1997. Commercial mortgages, in total, increased $705,000 in 1997 and amounted to $34.4 million at March 31, 1997.

      Meanwhile, home equity loans and residential mortgages increased by $1.2 million to $42.8 million at March 31, 1997. Installment loans and personal lines, on the other hand, decreased by $1.2 million to $48.8 million.

Allowance for Loan Losses

      The allowance for loan losses remained approximately the same from the end of 1996 and amounted to $2.3 million at March 31, 1997. The ratio of the allowance to total loans was 1.47% at year end 1996 and 1.48% at the end of the first quarter of 1997. The ratio of net loan losses to average loans outstanding decreased to .07% for the first quarter of 1997 from .13% for the year ended December 31, 1996. In addition, the ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to .70% at March 31, 1997 from .63% at December 31, 1996 as a result of higher nonaccrual loans.

Funding Sources

      Total deposits at March 31, 1997 increased by $2.2 million to $228.0 million from December 31, 1996. Interest-bearing accounts increased by $2.8 million while non-interest bearing accounts decreased by $0.6 million. This increase was placed temporarily in federal funds sold.

      Other borrowings were reduced by $2.2 million to $4.4 million from the end of 1996 to March 31, 1997. Borrowings for federal funds purchased and securities sold under agreements to repurchase decreased by $66,000 to $5.2 million. Advances from the Federal Home Loan Bank were reduced by $2.0 million due to the decreased cash needed in the ATM network from the end of 1996.

Capital

      For the first quarter of 1997, shareholders' equity decreased by $61,000 compared to December 31, 1996. This resulted mainly from a $386,000 increase of unrealized losses, net of tax, on securities classified as available for sale. The company paid shareholders a dividend totalling $178,000 for the first three months of 1997. This was offset by the net income for the first quarter of 1997 of $503,000. Shareholders' equity to total assets remained the same from the end of 1996 to March 31, 1997 at 10.5%. Meanwhile, Tier

1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased from the end of 1996 to 17.1% and 18.4%, respectively. In addition, the Company's leverage ratio for the first three months of 1997 was 10.1% as compared to 10.0% at December 31, 1996.
These ratios exceed regulatory minimums.

Liquidity

      At March 31, 1997, outstanding loan commitments and unused lines of credit for the Company totalled $63.6 million. Of this total, management places a high probability of required funding within one year on approximately $13.4 million. The amount remaining is mainly unused home equity lines and other consumer lines on which management places a low probability for required funding. At March 31, 1997, the Company's liquidity position continues to be strong. The Company also had additional borrowing capacity of approximately $29 million at March 31, 1997.

Interest Rate Risk

      Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 1997, the Company's liability sensitive position decreased from December 31, 1996 due to the increase in variable rate earning assets and decrease in other borrowings. A liability sensitive position, theoretically, is favorable in a falling rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Management works hard to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. However, the net yield on interest earning assets of 4.35% for the first quarter of 1997 was slightly below the 4.36% net interest margin achieved for all of 1996. In an attempt to reduce its exposure to interest rate shifts, the Company continues to investigate reasonable alternatives and adopt additional measures.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

There is no information to be reported under this item for the quarter ended March 31, 1997.

Item 2. Changes in Securities

There is no information to be reported under this item for the quarter ended March 31, 1997.

Item 3. Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended March 31, 1997.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 29, 1997. At such meeting, the following matters were addressed, and the related ballots were cast as indicated:

      1. Election of Directors

            The following nominees were elected as directors of the Company for a three year term expiring at the Annual Meeting of Shareholders in 2000:

            Albert R. Counselman;    Votes for-       992,933
                                     Votes withheld-      102

            John P. Hauswald;        Votes for-       992,532
                                     Votes withheld-      503

            Samuel D. Miller;        Votes for-       992,933
                                     Votes withheld-      102

            William C. Rogers, Jr.;  Votes for-       992,532
                                     Votes withheld-      503

            The following remaining directors terms of office continue to the next annual meeting of shareholders indicated.

            Continuing until the 1998 Annual Meeting:
                  Dallas R. Arthur
                  C. Edward Hoerichs
                  Allen Quille
                  John Paul Rogers

            Continuing until the 1999 Annual Meeting:
                  Steven K. Breeden
                  David L. Costello III
                  Samuel M. Dell, Jr.
                  Leo A. O'Dea

      2. Election of Director Emeritus

            On nomination from the floor, Mr. William McCallister was reelected Director Emeritus of the Company:

                                    Votes for-       993,035
                                    Votes withheld-        0

      3. Vote to Approve and Ratify the Acts of Officers & Directors for the past year:

                                    Votes for-       993,035
                                    Votes withheld-        0

Item 5. Other Information

There is no information to be reported under this item for the quarter ended March 31, 1997.

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


                                          Carrollton Bancorp
                                          -----------------------------
                                          (Registrant)


Date    May 9, 1997                       /s/ Dallas R. Arthur
    ------------------                    -----------------------------
                                          Dallas R. Arthur
                                          President and Chief Executive
                                          Officer


Date    May 9, 1997                       /s/ David L. Costello III
    ------------------                    -----------------------------
                                          David L. Costello III
                                          Treasurer and Chief Financial
                                          Officer

                                  EXHIBIT INDEX

                                                            Sequentially
Exhibit                                                      Numbered
Number            Description                                  Page
------            ------------------------                     ----

11                Statement Re: Computation of
                        Per Share Earnings                      13

27                Financial Data Schedule                       14