Form 10QSB
period 1997-06-30
CARROLLTON BANCORP
filed 1997-08-08
CIK 859222

             U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           Form 10-QSB

      [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended   June 30, 1997

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT
     For the transition period from...........to............

              Commission file number     0-23090


                      Carrollton Bancorp
-----------------------------------------------------------
         (Exact name of small business issuer as
                specified in its charter)

             Maryland                        52-1660951
  (State or other jurisdiction             (IRS Employer
of incorporation or organization)        Identification No.)

15 Charles Plaza, Suite 200, Baltimore, Maryland 21201-3936
-----------------------------------------------------------
        (Address of principal executive offices)

                    (410) 536-4600
-----------------------------------------------------------
              (Issuer's telephone number)

 ............................................................
    (Former name, former address and former fiscal year,
               if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   x    No ___

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and
reports required to be filed by Section 12, 13 or 15(d) of
the Exchange Act after the distribution of securities under
a plan confirmed by court.  Yes ..... No .....

           APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,394,747 common shares outstanding at August 6, 1997

     Transitional Small Business Disclosure Format (check
one): Yes ..... No    x

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                              Carrollton Bancorp
                                and Subsidiary


                                                                                      JUNE 30,       DECEMBER 31,
ASSETS                                                                                  1997            1996
                                                                                   --------------  --------------
                                                                                     (UNAUDITED)
Cash and due from banks..........................................................  $   17,599,423  $   20,391,197
Federal funds sold...............................................................       1,800,000         700,000
Investment securities:
  Available for sale.............................................................      74,322,424      69,961,952
  Held to maturity (approximate market value of $15,143,864 and $16,537,179).....      14,905,868      16,315,816
Loans, less allowance for loan losses of $2,287,429 and $2,241,148...............     156,414,561     149,753,004
Bank premises and equipment......................................................       5,487,017       4,868,469
Deferred income taxes............................................................         411,732         524,439
Accrued interest receivable......................................................       2,022,642       1,956,674
Other assets.....................................................................       2,233,533       2,685,609
                                                                                   --------------  --------------
                                                                                   $  275,197,200  $  267,157,160
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Liabilities and Shareholders' Equity
Deposits
  Noninterest-bearing............................................................  $   30,411,009  $   30,229,596
  Interest-bearing...............................................................     199,790,535     195,555,484
                                                                                   --------------  --------------
    Total deposits...............................................................     230,201,544     225,785,080
Federal funds purchased and securities sold under agreements to repurchase.......       5,734,260       5,296,743
Advances from the Federal Home Loan Bank.........................................       7,000,000       5,000,000
Notes payable--U. S. Treasury....................................................       1,698,880       1,646,478
Accrued interest payable.........................................................         215,732         207,666
Other liabilities................................................................       1,339,317       1,150,743
                                                                                   --------------  --------------
                                                                                      246,189,733     239,086,710
                                                                                   --------------  --------------
Shareholders' equity Common stock, par value $10.00 per share; authorized
  5,000,000 shares; issued and outstanding 1,394,747 shares......................      13,947,470      13,947,470
  Surplus........................................................................       6,973,666       6,973,666
  Net unrealized holding gains on available for sale securities..................         387,078         207,948
  Retained earnings..............................................................       7,699,253       6,941,366
                                                                                   --------------  --------------
                                                                                       29,007,467      28,070,450
                                                                                   --------------  --------------
                                                                                   $  275,197,200  $  267,157,160
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    Note: Balances at December 31, 1996 are derived from audited financial statements.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                              Carrollton Bancorp
                               and Subsidiary

                                                             QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Interest income
  Interest and Fees on Loans.............................  $  3,458,194  $  3,155,825  $  6,735,246  $  6,222,763
  Interest and Dividends on Securities:
    Taxable interest income..............................     1,036,675     1,146,479     2,045,577     2,258,370
    Nontaxable interest income...........................       256,280       207,553       496,258       384,379
    Dividends............................................        12,395        10,399        30,651        23,473
Interest on Federal funds sold and other interest
  income.................................................        59,884        53,759       118,596       120,375
                                                           ------------  ------------  ------------  ------------
  Total interest income..................................     4,823,428     4,574,015     9,426,328     9,009,360
                                                           ------------  ------------  ------------  ------------
Interest expense
  Deposits...............................................     2,033,736     2,019,648     4,025,255     4,002,890
  Other..................................................       144,727        63,503       265,053       117,009
                                                           ------------  ------------  ------------  ------------
   Total interest expense................................     2,178,463     2,083,151     4,290,308     4,119,899
                                                           ------------  ------------  ------------  ------------
   Net interest income...................................     2,644,965     2,490,864     5,136,020     4,889,461
Provision for loan losses................................        60,000        37,500       120,000        72,500
                                                           ------------  ------------  ------------  ------------
    Net interest income after provision for loan losses..     2,584,965     2,453,364     5,016,020     4,816,961
                                                           ------------  ------------  ------------  ------------
Other operating income
  Service charges on deposit accounts....................       328,110       316,829       645,578       620,093
  Brokerage commissions..................................       210,747       177,803       424,107       344,688
  Other fees and commissions.............................       773,955       266,964     1,429,647       486,828
  Gains (losses) on security sales.......................        72,349        14,688       101,234        17,526
                                                           ------------  ------------  ------------  ------------
   Total other income....................................     1,385,161       776,284     2,600,566     1,469,135
                                                           ------------  ------------  ------------  ------------
Other expenses
  Salaries...............................................     1,119,363       924,759     2,205,874     1,856,192
  Employee benefits......................................       259,791       247,233       528,723       478,499
  Occupancy..............................................       339,510       312,605       689,469       627,183
  Furniture and equipment................................       198,997       190,762       412,877       358,890
  Other operating expenses...............................     1,207,230       895,857     2,269,526     1,606,765
                                                           ------------  ------------  ------------  ------------
   Total other expenses..................................     3,124,891     2,571,216     6,106,469     4,927,529
                                                           ------------  ------------  ------------  ------------
Income before income taxes...............................       845,235       658,432     1,510,117     1,358,567
Income taxes.............................................       230,528       168,774       392,410       383,635
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $    614,707  $    489,658  $  1,117,707  $    974,932
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Earnings per common share
Net income...............................................  $       0.44  $       0.35  $       0.80  $       0.70
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               Carrollton Bancorp
                                 and Subsidiary

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Cash flows from operating activities
  Interest received.................................................................  $   9,359,812  $   8,925,409
  Fees and commissions received.....................................................      2,586,053      1,340,344
  Interest paid.....................................................................     (4,282,242)    (4,131,865)
  Cash paid to suppliers and employees..............................................     (5,183,996)    (4,256,690)
  Income taxes paid.................................................................       (324,894)      (410,032)
                                                                                      -------------  -------------
                                                                                          2,154,733      1,467,166
                                                                                      -------------  -------------
Cash Flows from investing activities
  Proceeds from maturities of securities held to maturity...........................      1,200,000      4,100,000
  Purchases of securities held to maturity..........................................              0       (298,688)
  Proceeds from sales of securities available for sale..............................      2,343,865      2,474,187
  Proceeds from maturities of securities available for sale.........................      6,087,107     10,191,301
  Purchases of securities available for sale........................................    (12,187,876)   (23,944,337)
  Loans made, net of principal collected............................................     (2,004,499)    (5,039,382)
  Purchase of loans.................................................................     (4,777,058)    (6,791,121)
  Purchases of premises and equipment...............................................     (1,054,609)      (584,269)
                                                                                      -------------  -------------
                                                                                        (10,393,070)   (19,892,309)
                                                                                      -------------  -------------
Cash flows from financing activities
  Net (decrease) increase in deposits...............................................      4,416,464      9,476,593
  Net increase (decrease) in other borrowed funds...................................      2,489,919      7,077,530
  Dividends paid....................................................................       (359,820)      (282,397)
                                                                                      -------------  -------------
                                                                                          6,546,563     16,271,726
                                                                                      -------------  -------------
Net increase (decrease) in cash and cash equivalents................................     (1,691,774)    (2,153,417)
Cash and cash equivalents at beginning of year......................................     21,091,197     19,903,646
                                                                                      -------------  -------------
Cash and cash equivalents at June 30................................................  $  19,399,423  $  17,750,229
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Reconciliation of net income to net cash provided by operating activities
  Net income........................................................................  $   1,117,707  $     974,932
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses.........................................................        120,000         72,500
  Depreciation and amortization.....................................................        452,043        389,361
  Amortization of premiums and discounts............................................           (548)         6,365
  Gain on disposal of securities....................................................       (101,234)       (17,526)
(Increase) decrease in Accrued interest receivable..................................        (65,968)       (90,316)
  Other assets......................................................................        491,926         84,333
Increase (decrease) in Accrued interest payable.....................................          8,066        (11,966)
  Income taxes payable..............................................................        123,669        (26,397)
  Other liabilities.................................................................          9,072         85,880
                                                                                      -------------  -------------
                                                                                      $   2,154,733  $   1,467,166
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       3

       NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CARROLLTON BANCORP

                    Period ended June 30, 1997


The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended June 30, 1997 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1997.



NOTE A-- In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." This statement is effective for 1997 for the Company, and requires restatement of all prior period earnings per share data, including interim periods. However, based on the current capital structure of the Company, this statement will have no effect on the Company's reported earnings per share information.

Item 2.   Management's Discussion and Analysis
          of Operating Results and Financial Condition

Earnings

Summary

     Carrollton Bancorp's net income for the first half of 1997 was $1,118,000, or $.80 per share as compared to $975,000, or $.70 per share, for the same period of 1996.
Net income for the second quarter of 1996 was $615,000, or $.44 per share, as compared to $490,000, or $.35 per share, for the second quarter of 1996. The increase in earnings was due to several factors. Other income increased significantly, principally from fees generated by the Company's ATM network. Net interest income also increased as a result of growth in the loan portfolio.

Net Interest Income

     Because of growth in the loan portfolio since June, 1996, net interest income increased for the Company by 6.2% for the second quarter and 5.0% for the first six months of 1997 as compared to the same periods of 1996. Total interest income increased 4.6% for the first six months of 1997 and increased 5.4% for the second quarter of 1997 as a result of growth in the loan portfolio as previously mentioned. Total assets grew by 5.3% on average for the first half of 1997 as compared to 1996, driven by 9.5% growth in the average loan portfolio. Securities declined by 4.2% as the Company worked to increase its loan portfolio. The tax equivalent yield on earning assets increased to 8.01% for the first six months of 1997 as compared to 7.88% for 1996, and increased to 8.09% in the second quarter of 1997 compared to 7.88% for the same period of 1996. A portion of this improvement is attributed to the prime rate increase occurring in March, 1997.

     Total interest expense increased by 4.1% in the first half of 1997 as compared to 1996 as a result of increases in borrowed funds. Interest bearing deposits increased marginally. However, the rate of interest expense to interest-bearing liabilities fell to 4.11% in the first half of 1997 as compared to 4.17% for 1996. The rate of interest expense to interest-bearing liabilities for the second quarter of 1997 also fell to was 4.13% compared to 4.14% for the same period in 1996.

     Due to the increase in the interest rate spread and to increased state tax benefits, the net yield on average earning assets increased to 4.55% in the second quarter of 1997 and to 4.48% year to date as compared to 4.37% and 4.35% for the comparable periods of 1996.


Provision for Loan Losses

     During the first half of 1997, the provision for loan losses was $120,000 compared to $72,500 for the first half of 1996. The provision was made based on a thorough evaluation of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to .79% at June 30, 1997 from .68% a year earlier. This ratio increased slightly because of increased delinquencies.

Non-Interest Income

     For the first six months of 1997, non-interest income, excluding securities gains, increased 72.2% over the same period of 1996. Other fees and commissions increased
$943,000 principally due to increases in ATM fee income generated by additional machines placed in service and to implementation of transaction surcharges. The increase in service charges on deposit accounts came mainly from growth of deposit accounts resulting from two new branches opened in 1996. The Company's brokerage subsidiary has increased commission income by $79,000 over 1996, partly as a result of the continued surge in the stock market.

     Security gains in the first six months of 1997 came principally from the restructuring and repositioning of an equity security portfolio by an outside fund manager. The fund manager was hired in early 1997.

Non-Interest Expenses

     Non-interest expenses increased in both the second quarter and first six months of 1997 as compared to the same periods of 1996 by 21.5% and 23.9%. Increases in salaries, employee benefits, occupancy, furniture and equipment, and other operating expenses were due to growth in staff, branches, new ATM installations, and expenses related to additional card service capabilities. Staff additions came in the form of two new branches opened in 1996, and from expansion of the Company's Electronic Banking Group. The new branches also resulted in increased occupancy and equipment expense. The Company almost doubled the size of its ATM network from June 30, 1996.


Income Tax Provision

     For the first six months of 1997, the effective tax rate was 26.0% as compared to 28.2% for the same period in 1996. The effective tax rate has declined primarily as a result of a change in the state law, subject to a three year phase in, which enables financial institutions to exclude from taxable income interest earned on certain investment securities. In addition, the ratio of federal tax free income to total income has increased as the municipal bond portfolio has grown, thereby reducing the tax rate. The increase in the amount of income tax during the first half of 1997 as compared to 1996 was due to the increase in the amount of income before tax.


Financial Condition

Summary

     Total assets for the Company were $275.2 million at June 30, 1997 as compared to $267.2 million at the end of 1996. Loans increased by 4.4% while investment securities increased by 3.4%. In addition, deposits grew by 2.0% and borrowed funds grew by 20.8% since December 31, 1996.

Short-Term Investments

     Short-term investments increased $1.1 million from December 31, 1996 to June 30, 1997. This increase came from better use of funds for operations and ATM machines thereby generating funds for investment.


Investment Securities

     Investment securities increased $2.9 million or 3.4% at June 30, 1997. The additional investments were funded principally by the decrease in operating funds.


Loans

     At June 30, 1997, total loans increased $6.7 million or 4.4% to $158.7 million from the end of 1996. Approximately 65% of the Company's loan growth year to date in 1997 came from commercial loans, including commercial real estate loans. The Company continues to grow the commercial loan portfolio due to its emphasis on services to small and medium sized businesses. Consumer loan growth in home equity loans and lines of credit continued at a strong pace in the first half of the year.

     At June 30, 1997, home equity and residential real estate loans increased by $3.6 million to $80.8 million. On the other hand, installment loans decreased by $2.3 million to $12.0 million for the same period.

     In the commercial loan portfolio, business loans and lines of credit, SBA loans, leases and asset-based loans increased $1.8 million to $28.9 million at June 30, 1997.
Meanwhile, commercial mortgage loans increased $3.6 million and amounted to $36.9 million at June 30, 1997.


Allowance for Loan Losses

     The allowance for loan losses increased $46,000 from December 31, 1996 and amounted to $2.3 million at June 30, 1997. The ratio of the allowance to total loans was 1.47% at December 31, 1996 and 1.44% at June 30, 1997. This ratio fell due to loan growth. The ratio of net loan losses to average loans outstanding decreased to .10% for the first half of 1997 compared to .13% for the year ended December 31, 1996. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to .79% at June 30, 1997 from .63% at December 31, 1996. The decline in this ratio came from a slight increase in delinquencies.

Funding Sources

     Total deposits increased by $4.4 million or 2.0% from the end of 1996 to $230.2 million at June 30, 1997.
Interest-bearing accounts increased by $4.2 million while non-interest bearing accounts increased marginally. This increase in deposits helped to fund loan growth.

     Other borrowings increased significantly by $2.5 million to $14.4 million at June 30, 1997 from $11.9 million at December 31, 1996. Borrowings for federal funds purchased and securities sold under agreements to repurchase increased to $5.7 million at June 30, 1997 from $5.3 million at the end of 1996. Borrowings from the FHLB increased from $5.0 million at December 31, 1996 to $7.0 million at June 30, 1997. These borrowings helped to fund the increase in loans.


Capital

     Shareholders' equity increased by $937,000 or 3.3% for the first six months of 1997 compared to the end of 1996.
This was primarily due to the strong earnings for the first half of 1997. Net income for the first six months of 1997 was $1,117,000. Shareholders were paid dividends totalling
$360,000. Shareholders' equity amounted to 10.5% of total assets at June 30, 1997 and at December 31, 1996. Tier 1
(Core) and Tier 2 (Total) capital to risk-adjusted assets ratios were 16.3% and 17.6%, respectively. Although the risked-based capital ratios were slightly below levels at December 31, 1996, they still far exceeded regulatory minimums. The Company's leverage ratio was 10.0% at June
30, 1997 and at year end 1996.


Liquidity

     As of June 30, 1997, outstanding loan commitments and unused lines of credit for the Company totalled $57.0 million. Management places a high probability for required funding within 1 year on approximately $12.3 million of this total. The remaining amount is mainly unused home equity lines and credit card lines on which management places a low probability for required funding. At June 30, 1997, the Company's liquidity position continues to be solid. The Company also had additional borrowing capacity of approximately $27 million at June 30, 1997.


Interest Rate Risk

     The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. The Company's liability sensitive position at June 30, 1997 as measured by the level of rate sensitive assets to rate sensitive liabilities was basically unchanged from December 31, 1996. Theoretically, a liability sensitive position is favorable in a falling interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. The Company was able to maintain the level of interest rates on deposits and borrowed funds in the second quarter of 1997 while increasing slightly the rates earned on assets. Management continually seeks methods to reduce its exposure to interest rate shifts.

                    PART II--OTHER INFORMATION


Item 1.   Legal Proceedings

There is no information to be reported under this item for the quarter ended June 30, 1997.


Item 2.   Changes in Securities

There is no information to be reported under this item for the quarter ended June 30, 1997.


Item 3.   Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended June 30, 1997.


Item 4.   Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended June 30, 1997.


Item 5.   Other Information

There is no information to be reported under this item for the quarter ended June 30, 1997.


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

                                   Carrollton Bancorp
                                   -------------------------------
                                   (Registrant)



Date  8/8/97                       /s/ Dallas R. Arthur
     --------                      -------------------------------
                                   Dallas R. Arthur
                                   President and Chief Executive
                                   Officer


Date  8/8/97                     /s/ David L. Costello III
     --------                      --------------------------------
                                   David L. Costello III
                                   Treasurer and Chief Financial
                                   Officer

                          EXHIBIT INDEX

                                                  Sequentially
Exhibit                                             Numbered
Number         Description                           Page
-------        ----------------                   ------------

11             Statement Re: Computation of
                    Per Share Earnings                 12


27             Financial Data Schedule                 13