Form 10QSB
period 1997-09-30
CARROLLTON BANCORP
filed 1997-11-10
CIK 859222

                    U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                   Form 10-QSB

                [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended   September 30, 1997
               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT
        For the transition period from ...........to...............

            Commission file number     0-23090

                                Carrollton Bancorp
------------------------------------------------------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)

        Maryland                                          52-1660951
------------------------------------------------------------------------------
(State or other jurisdiction                           (IRS Employer
 of incorporation or organization)                   Identification No.)

        15 Charles Plaza, Suite 200, Baltimore, Maryland 21201-3936
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (410) 536-4600
------------------------------------------------------------------------------
                        (Issuer's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No
    -----     -----


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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:     1,394,747 common shares outstanding at November 7, 1997
     -------------------------------------------------------------------------

    Transitional Small Business Disclosure Format (check one):
Yes       No   x
   -----     -----

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                              Carrollton Bancorp
                                and Subsidiary

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                                                    (UNAUDITED)
Assets

Cash and due from banks..........................................................  $   19,350,459  $   20,391,197
Federal funds sold...............................................................               0         700,000
Investment securities:
  Available for sale.............................................................      80,563,483      69,961,952
  Held to maturity (approximate market value of $13,958,099 and $16,537,179).....      13,706,287      16,315,816
Loans, less allowance for loan losses of $2,296,764 and $2,241,148...............     163,267,908     149,753,004
Bank premises and equipment......................................................       5,541,049       4,868,469
Deferred income taxes............................................................         229,151         524,439
Accrued interest receivable......................................................       2,217,479       1,956,674
Other assets.....................................................................       1,966,052       2,685,609
                                                                                   --------------  --------------
                                                                                   $  286,841,868  $  267,157,160
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Liabilities and Shareholders' Equity

Deposits
  Noninterest-bearing............................................................  $   30,579,629  $   30,229,596
  Interest-bearing...............................................................     195,417,561     195,555,484
                                                                                   --------------  --------------
    Total deposits...............................................................     225,997,190     225,785,080
Federal funds purchased and securities sold under agreements to repurchase.......       9,856,712       5,296,743
Advances from the Federal Home Loan Bank.........................................      18,000,000       5,000,000
Notes payable--U. S. Treasury....................................................       1,416,627       1,646,478
Accrued interest payable.........................................................         242,886         207,666
Other liabilities................................................................       1,598,477       1,150,743
                                                                                   --------------  --------------
                                                                                      257,111,892     239,086,710
                                                                                   --------------  --------------
Shareholders' equity
  Common stock, par value $10.00 per share; authorized 5,000,000 shares;
    issued and outstanding 1,394,747 shares......................................      13,947,470      13,947,470
  Surplus........................................................................       6,973,666       6,973,666
  Net unrealized holding gains (losses) on available for sale securities.........         677,261         207,948
  Retained earnings..............................................................       8,131,579       6,941,366
                                                                                   --------------  --------------
                                                                                       29,729,976      28,070,450
                                                                                   --------------  --------------
                                                                                   $  286,841,868  $  267,157,160
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    Note: Balances at December 31, 1996 are derived from audited financial statements.

                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                              Carrollton Bancorp
                                and Subsidiary


                                                          QUARTER ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------  -------------------------------
                                                              1997          1996            1997             1996
                                                          ------------  -------------  ---------------  --------------
Interest income
  Interest and Fees on Loans..............................  $  3,609,082  $  3,287,949   $  10,344,329    $  9,510,713
  Interest and Dividends on Securities:
    Taxable interest income...............................     1,077,720     1,164,769       3,123,297       3,423,141
    Nontaxable interest income............................       271,979       229,323         768,237         613,702
    Dividends.............................................        32,340        17,096          56,455          40,569
  Interest on Federal funds sold and other interest
    income................................................        47,897        27,529         173,028         147,902
                                                            ------------  ------------   -------------    ------------
    Total interest income.................................     5,039,018     4,726,666      14,465,346      13,736,027
                                                            ------------  ------------   -------------    ------------
Interest expense
  Deposits................................................     2,057,416     2,077,419       6,082,671       6,080,308
  Other...................................................       246,125       157,616         511,178         274,626
                                                            ------------  ------------   -------------    ------------
    Total interest expense................................     2,303,541     2,235,035       6,593,849       6,354,934
                                                            ------------  ------------   -------------    ------------
    Net interest income...................................     2,735,477     2,491,631       7,871,497       7,381,093
Provision for loan losses.................................        60,000        55,000         180,000         127,500
                                                            ------------  ------------   -------------    ------------
    Net interest income after provision for loan losses...     2,675,477     2,436,631       7,691,497       7,253,593
                                                            ------------  ------------   -------------    ------------
Other operating income
  Service charges on deposit accounts.....................       362,298       323,412       1,007,877         943,505
  Brokerage commissions...................................       265,488       299,075         689,595         643,763
  Other fees and commissions..............................       851,136       542,775       2,280,783       1,029,603
  Gains (losses) on security sales........................        32,566        39,377         133,800          56,904
                                                            ------------  ------------   -------------    ------------
    Total other income....................................     1,511,488     1,204,639       4,112,055       2,673,775
                                                            ------------  ------------   -------------    ------------
Other expenses
  Salaries................................................     1,228,856     1,104,382       3,434,730       2,960,574
  Employee benefits.......................................       252,835       246,518         781,557         725,017
  Occupancy...............................................       381,315       336,061       1,070,785         963,244
  Furniture and equipment.................................       263,411       209,702         676,288         568,592
  Other operating expenses................................     1,211,795       970,406       3,481,321       2,577,172
                                                            ------------  ------------   -------------    ------------
    Total other expenses..................................     3,338,212     2,867,069       9,444,681       7,794,599
                                                            ------------  ------------   -------------    ------------
Income before income taxes................................       848,753       774,201       2,358,871       2,132,769
Income taxes..............................................       221,163       210,161         613,573         593,796
                                                            ------------  ------------   -------------    ------------
Net income................................................  $    627,590  $    564,040   $   1,745,298    $  1,538,973
                                                            ------------  ------------   -------------    ------------
                                                            ------------  ------------   -------------    ------------
Earnings per common share
Net income................................................  $       0.45  $       0.40   $        1.25    $       1.10
                                                            ------------  ------------   -------------    ------------
                                                            ------------  ------------   -------------    ------------


                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                              Carrollton Bancorp
                                and Subsidiary


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         1997           1996
                                                                                     --------------   --------------
Cash flows from operating activities
  Interest received................................................................  $  14,210,400    $  13,646,797
  Fees and commissions received....................................................      4,071,940        2,586,388
  Interest paid....................................................................     (6,558,629)      (6,340,955)
  Cash paid to suppliers and employees.............................................     (8,168,974)      (6,679,782)
  Income taxes paid................................................................       (272,481)        (610,910)
                                                                                     -------------    -------------
                                                                                         3,282,256        2,601,538
                                                                                     -------------    -------------
Cash Flows from investing activities
  Proceeds from maturities of securities held to maturity..........................      2,299,551        5,400,000
  Purchases of securities held to maturity.........................................              0         (298,688)
  Proceeds from sales of securities available for sale.............................      4,031,554        2,642,196
  Proceeds from maturities of securities available for sale........................      6,742,269       11,884,085
  Purchases of securities available for sale.......................................    (20,172,833)     (25,712,812)
  Loans made, net of principal collected...........................................     (2,898,163)      (9,040,071)
  Purchase of loans................................................................    (10,796,741)      (7,674,051)
  Purchases of premises and equipment..............................................     (1,308,159)        (994,688)
                                                                                     -------------    -------------
                                                                                       (22,102,522)     (23,794,029)
                                                                                     -------------    -------------
Cash flows from financing activities
  Net (decrease) increase in deposits..............................................        212,110       10,067,743
  Net increase (decrease) in other borrowed funds..................................     17,422,503        9,066,367
  Dividends paid...................................................................       (555,085)        (428,539)
                                                                                     -------------    -------------
                                                                                        17,079,528       18,705,571
                                                                                     -------------    -------------
Net increase (decrease) in cash and cash equivalents...............................     (1,740,738)      (2,486,920)
Cash and cash equivalents at beginning of year.....................................     21,091,197       19,903,646
                                                                                     -------------    -------------
Cash and cash equivalents at September 30th........................................  $  19,350,459    $  17,416,726
                                                                                     -------------    -------------
                                                                                     -------------    -------------
Reconciliation of net income to net cash provided by operating activities
  Net income.......................................................................  $   1,745,298    $   1,538,973
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses........................................................        180,000          127,500
  Depreciation and amortization....................................................        656,739          605,447
  Amortization of premiums and discounts...........................................          5,859            2,320
  Gain on disposal of securities...................................................       (133,800)         (56,904)
  (Increase) decrease in Accrued interest receivable...............................       (260,805)         (91,550)
    Other assets...................................................................        606,012          214,514
  Increase (decrease) in Accrued interest payable..................................         35,220           13,979
    Income taxes payable...........................................................        341,092          (17,114)
    Other liabilities..............................................................        106,641          264,373
                                                                                     -------------    -------------
                                                                                     $   3,282,256    $   2,601,538
                                                                                     -------------    -------------
                                                                                     -------------    -------------


              NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                       Period ended September 30, 1997

    The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended September 30, 1997 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1997.

Item 2.  Management's Discussion and Analysis
         of Operating Results and Financial Condition

Earnings

Summary


    Carrollton Bancorp had net income for the third quarter of 1997 of $628,000, or $.45 a share, an 11% increase over the third quarter of 1996, in which earnings amounted to $564,000, or $.40 a share. Year to date 1997 net income was $1,745,000, or $1.25 per share, compared to $1,539,000, or $1.10 per share, in 1996, a 13% increase. Because of loan growth, the net interest margin increased both in the third quarter and year to date over 1996. Significant increases in ATM fee income and merchant deposit service fees during the current quarter and year to date over 1996 helped to increase non-interest income.

Net Interest Income

    Net interest income increased 10% for the third quarter of 1997 and 7% for the first nine months of 1997 compared to the same periods in 1996 due to loan portfolio growth over the last twelve months. Average loans grew by 9% for the first nine months of 1997 as compared to 1996. Average investment securities decreased modestly to help fund loan growth. Average total assets grew by 5% for the first nine months of 1997 as compared to 1996.

    Total interest expense increased for the first nine months of 1997 as compared to 1996 because of an increase in borrowed funds. Since deposit growth has been slight, borrowed money was used to fund loan growth. In the third quarter of 1997, the rate of interest expense to interest-bearing liabilities decreased to 4.20% from 4.24% for the same period in 1996. The rate of interest expense to interest-bearing liabilities was 4.14% for the first nine months of 1997, down from 4.19% for the same period in 1996.

    Net interest income on a taxable equivalent basis increased by 10% for the third quarter and 8% for the first nine months of 1997 as compared to the same periods of 1996, principally from the growth in earning assets. The net yield on average earning assets increased to 4.58% in the third quarter of 1997 from 4.29% for the third quarter of 1996, and increased to 4.51% in the first nine months of 1997 from 4.33% for the same period in 1996.

Provision for Loan Losses

    The provision for loan losses for the first nine months of 1997 was $180,000 versus $127,500 for 1996. The provision was assessed based on a careful evaluation of the allowance for loan losses, and considers growth in the loan portfolio over last year. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 1.11% at September 30, 1997 from .88% a year earlier. An increase in non-accrual loans and delinquencies explains this rise. Included in the delinquency amounts are two commercial real estate loans on which management believes there is little risk of loss based on collateral values.

Non-Interest Income

    Non-interest income for the first nine months of 1997, excluding securities gains, increased 52% over the same period of 1996 due principally to increases in ATM fee income, point of sale and point of purchase transaction fees resulting from debit card use, and fees assessed merchants for credit card transaction processing. A significant increase in ATM fee income of $721,000 was generated by additional machines placed in service and the implementation of surcharges in July 1996. Brokerage commissions and service charges on deposit accounts increased modestly in the period.

    In the first nine months of 1997, security gains totalled $133,800. Approximately $100,000 of this total resulted from the sale of equity securities by an independent equity portfolio management firm which repositioned a portfolio that was primarily invested in bank stocks. Sales of fixed income securities which gave rise to the remaining gain during the year have been minimal.

Non-Interest Expenses

    For the third quarter and first nine months of 1997, non-interest expenses increased 16% and 21%, respectively, over 1996. The growth in electronic banking operations, opening of additional branches during 1996, and expansion of the ATM network caused increases in salaries and employee benefits, furniture and equipment costs, occupancy, and other operating expenses.

Income Tax Provision

    The effective tax rate was 26.0% for the first nine months of 1997 as compared to 27.8% for the first nine months of 1996. The effective tax rate declined primarily as a result of a change in the state law in 1996, subject to a three year phase in, which enables financial institutions to exclude from taxable income interest earned on certain investment securities. In addition, the ratio of federal tax free income to total income has increased as the municipal bond portfolio has grown, thereby reducing the tax rate.

Financial Condition

Summary

    At September 30, 1997, total assets for the company increased to $286.8 million from $267.2 at December 31, 1996. Loans increased 8.9% while investment securities increased by 9.2%. Deposits were flat during the period.

Short-Term Investments

    Short-term investments decreased $0.7 million from December 31, 1996 to September 30, 1997. These funds were redeployed primarily into loans and investment securities for a better return.

Investment Securities

    At September 30, 1997, investment securities in total increased $8.0 million or 9.2% from December 31, 1996. The increase in securities came as the Company took advantage of borrowing opportunities in this period to leverage capital and to improve the return on equity by buying securities with a locked in spread over the borrowing costs.

Loans

    Total loans increased $13.6 million or 8.9% to $165.6 million at September 30, 1997 from the end of 1996. The Company continues to grow the commercial loan portfolio due to its emphasis on services to small and medium sized businesses. In addition, retail loan demand in home equity loans, residential mortgages, and personal credit lines helped to grow the consumer loan portfolio.

    In 1997 in the commercial loan portfolio, business loans and lines of credit increased $2.8 million and were $29.9 million at September 30. Commercial mortgages increased $3.0 million in 1997 and amounted to $36.3 million at September 30, 1997.

    Meanwhile, home equity and residential real estate loans increased by $9.9 million to $87.1 million at September 30, 1997, aided in part by the purchase of a $3 million residential loan package in the third quarter. Installment loans, on the other hand, decreased by $2.2 million to $12.2 million.

Allowance for Loan Losses

    From December 31, 1996, the allowance for loan losses increased $56,000 and amounted to $2.3 million at September 30, 1997. The ratio of the allowance to total loans was 1.47% at December 31, 1996 and 1.39% at September 30, 1997. This ratio fell due to loan growth. The ratio of net loan losses to average loans outstanding was .11% for the first nine months of 1997. For 1996 this ratio was .13%. The ratio of nonaccrual, restructured and delinquent loans more than 90 days to total loans increased to 1.11% at September 30, 1997 from .63% at December 31, 1996. This increase was caused by a rise in delinquencies and nonaccrual loans. Included in delinquent loans were two commercial loans totalling $520,000 which management believes are subject to little risk of loss based on collateral values.

Funding Sources

    At September 30, 1997, total deposits were basically unchanged from December 31, 1996 and amounted to $226.0 million. Interest-bearing accounts decreased by $138,000 while non-interest bearing accounts increased by $350,000. This likely reflects the competitive pressures of other financial institutions in the Company's market area, and the effects of a strong stock market.

    At the end of the third quarter of 1997, other borrowings increased substantially to $29.3 million as compared to $11.9 million at December 31, 1996. Borrowings for federal funds purchased and securities sold under agreements to repurchase increased to $9.9 million at September 30, 1997 from $5.3 million at December 31, 1996. This was principally die to increases in customer sweep account. Borrowings from the FHLB increased from $5.0 million at the end of 1996 to $18.0 million at September 30, 1997. These borrowings funded loan growth.

Capital

    For the first nine months of 1997, shareholders' equity increased by $1.7 million compared to December 31, 1996. Net income for the first nine months of 1997 was $1,745,000. Shareholders' equity was also increased by a $469,000 increase in unrealized gains since December 31, 1996, net of tax, on securities classified as available for sale. In addition, the Company paid dividends totalling $555,000 for the first nine months of 1997.
Shareholders' equity amounted to 10.36% of total assets as compared to 10.51% at the end of 1996. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios were 16.12% and 17.37%, respectively, at September 30, 1997. The risked-based capital ratios were below December 31, 1996 levels because of asset growth, but far exceed regulatory requirements. The Company's leverage ratio at September 30, 1997 was 9.99% as compared to 10.05% at December 31, 1996.

Liquidity

    The Company's liquidity position remains strong at September 30, 1997. Outstanding loan commitments and unused lines of credit for the Company totalled $73.9 million as of September 30, 1997. Of this total, management places a high probability of required funding within 1 year on approximately $17.3 million. Management places a low probability on the remaining amount which is mainly unused home equity lines and other consumer lines. At September 30, 1997, the Company had additional borrowing capacity of approximately $14 million, and had projected securities portfolio maturities within one year of approximately $25 million.

Interest Rate Risk

    Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 1997, the Company's liability sensitive position increased slightly from December 31, 1996. A liability sensitive position, theoretically, is favorable in a falling rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Management is diligent in its efforts to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. In an attempt to better manage its exposure to interest rate shifts, the Company continues to investigate reasonable alternatives and adopt additional measures.

                         PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There is no information to be reported under this item for the quarter ended September 30, 1997.

ITEM 2. CHANGES IN SECURITIES

    There is no information to be reported under this item for the quarter ended September 30, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    There is no information to be reported under this item for the quarter ended September 30, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There is no information to be reported under this item for the quarter ended September 30, 1997.

ITEM 5. OTHER INFORMATION

    There is no information to be reported under this item for the quarter ended September 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 11- Statement re: Computation of per share earnings

            Exhibit 27- Financial Data Schedule

        (b) There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Carrollton Bancorp
                                       -------------------------
                                        (Registrant)


Date November 7, 1997                  /s/ Dallas R. Arthur
     -------------------               -------------------------
                                       Dallas R. Arthur
                                       President and Chief Executive
                                       Officer


Date November 7, 1997                  /s/ David L. Costello III
     -------------------               -------------------------
                                       David L. Costello III
                                       Treasurer and Chief Financial
                                       Officer

                                  EXHIBIT INDEX

                                                           Sequentially
Exhibit                                                    Number
Number             Description                             Page
------             ----------------------                  ----

11                 Statement Re: Computation of             12
                        Per Share Earnings

27                 Financial Data Schedule                  13

EXHIBIT 11- Statement Re: Computation of Per Share Earnings

CARROLLTON BANCORP


                                                   QUARTER ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30              SEPTEMBER 30
                                               ----------------------  --------------------------
                                                  1997        1996         1997          1996
                                               ----------  ----------  ------------  ------------
Average Shares Outstanding (A)...............   1,394,747   1,394,747     1,394,747     1,394,747
                                               ----------  ----------  ------------  ------------
                                               ----------  ----------  ------------  ------------

Net income...................................  $  627,590  $  564,040  $  1,745,298  $  1,538,973

Divide by average shares outstanding.........   1,394,747   1,394,747     1,394,747     1,394,747
                                               ----------  ----------  ------------  ------------
Earnings per share...........................  $     0.45  $     0.40  $       1.25  $       1.10
                                               ----------  ----------  ------------  ------------
                                               ----------  ----------  ------------  ------------

(A) Adjusted to reflect the effect of a 5% stock dividend declared January 24, 1997.