Form 10KSB40
period 1997-12-31
CARROLLTON BANCORP
filed 1998-03-27
CIK 859222

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

    For the fiscal year ended December 31, 1997
                              -----------------

   Commission file number: 0-23090
                          ----------

                             Carrollton Bancorp
-------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

              Maryland                                   52-1660951
  ----------------------------------             ------------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

344 North Charles Street, Suite 300
Baltimore, Maryland                                    21201-4301
---------------------------------------            -----------------
(Address of Principal Executive Offices)               (Zip Code)

       (410) 536-4600
 ----------------------------
  (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

                                         Name of Each Exchange
      Title of Each Class                on Which Registered
  -----------------------               -----------------------
           None                                None
 -----------------------                -----------------------

Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock
-------------------------------------------------------------------------------
                           (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes X     No
   -----     -----

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for its most recent fiscal year. $25,168,081.

    Aggregate market value of the voting stock held by non-affiliates: $36,018,581.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,454,288 shares as of March 16, 1998.

    Transitional Small Business Disclosure Format (check one):

Yes      No X
  ----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                     PART I

                        ITEM 1: DESCRIPTION OF BUSINESS

GENERALLY. Carrollton Bancorp (the "Company") is a bank holding company registered as such under the Bank Holding Company Act of 1956, as amended, and was organized on January 11, 1990. Carrollton Bank (the "Bank") is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business.

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

    The following is a partial listing of the types of services and products which the Bank offers:

     - Commercial loans for businesses, including those for working capital purposes, equipment purchases and accounts receivable and inventory financing.

     - Commercial and residential real estate loans for acquisition, refinancing and construction.

     - Selected consumer loans including automobile loans, residential mortgages, home equity loans and lines of credit.

     -  Loans  guaranteed by the United States Small Business Administration.

     - Money market deposits, demand deposits and NOW accounts and certificates of deposit.

     -  Letters of credit and remittance services.

     -  Credit and charge card services.

     -  Merchant credit card deposit processing.

     -  Brokerage services for stocks, bonds, mutual funds and annuities.

     -  A 24-hour ATM Network.

     -  After-hours depository services.

     -  Safe deposit boxes.

     - Other services, such as direct deposit services, travelers checks and IRA accounts.

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

    First mortgage residential loans, made principally through a new subsidiary, Carrollton Mortgage Services Inc., enable customers to purchase or refinance primary residences. These loans are secured by a first mortgage lien on the property. The Bank typically finances 80% of the purchase price or appraised value, whichever is less, and requires the borrower to meet minimum income and debt criteria consistent with the underwriting standards of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The Bank also reviews the credit history of each mortgage applicant. The Bank does have a first time home buyer program for qualifying purchasers whose family incomes are under $49,000, with the loan amount not to exceed $80,750, and with a purchase price not to exceed $85,000. The Bank will finance 95% of the purchase price or appraised value. First mortgage residential loans are considered low risk based on the type of collateral obtained (residential property) and the underwriting standards used (financing only 80% of the value). The Bank experienced net losses on residential mortgage loans during 1996 of $34,000. There were no losses during 1997 and 1995. There were $50,000 of residential mortgage loans delinquent more than 90 days at December 31, 1997. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

    Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance and depending on the rate and program. As with first mortgage residential loans, borrowers are required to meet certain income and debt ratios. The Bank also has a program which will finance up to 125% of the value of the home, subject to stricter income and debt ratios, with a maximum loan amount of $25,000. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property behind the first mortgage, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced net losses on home equity loans during 1996 of $19,000, and net recoveries on home equity loans during 1997 and 1995 of $12,000 and $10,000, respectively. There were no home equity loans delinquent more than 90 days at December 31, 1997. There are no discernible delinquency or loss trends relating to home equity loans known to management.

    Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the variability of the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 100% coverage of the business debt service, and to income-producing property to be self-supporting generally with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. First, commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. Second, the repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business depending on the type of business. Therefore, business risk to the Bank's customer is involved. The Bank did not experience any losses on commercial mortgage loans during 1997, 1996 or 1995. There were $213,000 of commercial mortgage loans past due more than 90 days at December 31, 1997. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

    Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank's financing of these types of transactions principally relates to projects for residential housing development and construction. The Bank typically will finance 70% to 75% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan because often the end result is an anticipated future event, the timing of which is not always controllable. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses on construction and land development loans during 1997, 1996 or 1995. There were no construction and land development loans past due more than 90 days at December 31, 1997. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

    Time and demand loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but also may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. Time and demand loans and lines of credit are more risky than secured commercial real estate lending transactions. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate, or the collateral may be used for other purposes if not subject to Uniform Commercial Code filings. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The

Bank had net losses of $24,000 in 1997, net recoveries of $6,000 in 1996, and did not experience any time and demand loan or line of credit losses in 1995. There were no time and demand and line of credit loans delinquent more than 90 days at December 31, 1997. There are no discernible delinquency or loss trends relating to time and demand loans or lines of credit known to management.

    Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. Home improvement loans include those made directly to customers and those made indirectly or originated through an approved home improvement dealer. The Bank makes unsecured home improvement loans to a maximum amount of $12,500, and any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the income-and-debt-ratio requirement helps determine the borrower's current ability to repay the loan. In 1997 and 1996, the Bank had net charge-offs of home improvement loans of approximately $49,000 and $34,000, respectively. In 1995, the Bank had net recoveries of home improvement loans of approximately $350,000. This was the result of a recovery on an insurance claim of $414,000 for fraudulent loans written off by the Bank in 1990. There were no home improvement loans delinquent more than 90 days at December 31, 1997. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

    The remainder of the consumer loan portfolio is composed of installment loans for automobiles, boats and recreational vehicles, credit card lines, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance 85% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association
(NADA) publication for used cars. The Bank will finance 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had net losses on automobile loans in 1997 of $5,000, in 1996 of $11,000 and in 1995 of $5,000. There were no automobile or other vehicle loans past due more than 90 days at December 31, 1997. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

    Credit card, overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. The line amounts are subject to fairly low limits based on an assessment of the customer's credit history and income and debt ratios. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank works to mitigate this risk by establishing fairly low credit limits. Net charge-offs in 1997, 1996 and 1995 were approximately $113,000, $98,000, and $30,000, respectively. There were approximately $6,000 of credit card, overdraft loans and other personal loans past due more than 90 days at December 31, 1997. There are no discernible delinquency or loss trends relating to credit card or overdraft lines known to management, however, the increased losses for 1997 and 1996 relate primarily to a higher level of personal bankruptcy filings.

    Loans secured by savings accounts in the Bank and stock and bond certificates are very secure forms of lending. The Bank will advance funds for up to 100% of balances in savings or certificates of deposit accounts in the Bank. The Bank will advance funds up to 70% of the market value of actively traded stock certificates and bonds or 60% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 1997, 1996 or 1995. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 1997. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

    Reference is also made to Note 4 of the Notes to Consolidated Financial Statements included on page F-11 in this Report for the composition of the loan portfolio by type of loan. This Note will indicate the relative size of the various types of loans to the portfolio in total. Reference is made to the Statistical Disclosures on page 14 of this Report for an allocation of the allowance for loan losses by type of loan which also indicates management's assessment of the degree of risk that each type of loan carries.

    The Bank is the principal originator of the loans it makes, with the exception of residential mortgage loans and home equity loans and lines of credit. These types of loans are predominately loans purchased from a network of brokers or other types of originators with whom the Bank does business. The Bank currently does not sell loans into the secondary market. Since the Company does not currently sell loans in the secondary market, it does not service loans for others to derive noninterest income from loans. Noninterest income related to loans is derived from commissions on credit life insurance sold to borrowers and letter of credit fees. These income amounts are not significant to the amounts of noninterest income derived from other sources.

    Reference is made to Note 4 of the Notes to Consolidated Financial Statements which contains the amounts of nonaccrual and delinquent loans at December 31, 1997.

INVESTMENT ACTIVITIES. The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 29% of total assets, and is invested primarily in U.S. Treasury, U.S. Government Agency, state and municipal bonds, and mortgage backed securities with maturities varying from 1998 to 2023. Reference is made to Note 3 of the Notes to Consolidated Financial Statements included on page F-9 of this Report and to the Statistical Disclosures on page 14 for additional information concerning the investment portfolio.

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

    Reference is also made to Note 8 of the Notes to Consolidated Financial Statements included on page F-14 of this Report for additional information concerning deposits on the Bank.

BROKERAGE ACTIVITIES. Carrollton Financial Services, Inc., a subsidiary of the Bank, provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 1997, commission and other income totalled $869,689 and income after taxes was $193,447.

SOURCES OF BUSINESS. The major focus of the Bank's marketing efforts is both on individual consumers and on small to medium-sized businesses and professionals in the Bank's service area. The Bank's ability to generate deposits, loans and service income is dependent upon the growth of its market and the development and execution of a marketing strategy. Marketing primarily involves the print, television and radio media, and sponsorships of various prominent events in the Bank's market area. Direct mail is used on a sporadic basis, and direct calling on business customers is performed by branch and commercial lending personnel. The Bank's customers also promote the bank through word of mouth referral. In its marketing efforts, the Bank emphasizes the advantages of dealing with a locally-owned institution which provides personalized service and is sensitive to the particular needs of consumers and businesses.

COMPETITION. The Bank faces strong competition in all areas of its operations. This competition comes from entities operating in Baltimore City, Baltimore County, Anne Arundel County and Carroll County, and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions operating in Baltimore City, Baltimore County, Anne Arundel County and Carroll County. The Bank also competes for deposits with money market funds, mutual funds and corporate and government securities. The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors, including, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable. Some of the Bank's competitors have greater assets and operating capacity than the Bank.

ASSET MANAGEMENT. The Bank makes available several types of loan services to its customers as described above, depending on customer needs. Recent emphasis has been made on originating short-term (one year or less), variable rate commercial loans and variable rate home equity lines of credit, with the balance of its funds invested in consumer/installment loans and real estate loans. The recent addition of a mortgage subsidiary is expected to result in growth in residential mortgage lending. In addition, a portion of the Bank's assets is invested in high grade securities and other investments in order to provide income, liquidity and safety. Such investments include U.S. government and U.S. government agency securities, mortgage backed securities and collateralized mortgage obligations, as well as advances of federal funds to other member banks of the Federal Reserve System. Subject to the effects of taxes, the Bank also invests in tax-exempt state and municipal securities with a minimum rating of "A" by a recognized ratings agency. The Bank's primary source of funds is customer deposits. Increased usage of wholesale funding sources over the past two years has been necessary to support growth in the loan portfolio.

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

EMPLOYEES. As of December 31, 1997, the Bank and its subsidiaries had 157 full time equivalent employees, 29 of whom were officers. Each officer generally has responsibility for one or more loan, banking or operation functions. Non-officer employees are employed in a variety of administrative capacities. Management does not anticipate any inordinate difficulty in recruiting and training such additional officers and employees as it may need in the future. Management believes that relations with its employees are good.

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

EXAMINATIONS. Pursuant to FDICIA and subsequent amendments thereto, examinations of insured nonmember banks having assets of $250,000,000 or more must be conducted no less frequently than every 12 months,and examinations of insured nonmember banks having assets of less than $250,000,000 must be conducted no less frequently than every 18 months.

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

    Under FDICIA, the FDIC was required to revise its risk-based capital standard no later than June 19, 1993 to ensure that such standard takes adequate account of: (i) interest rate risk; (ii) concentration of credit risk; and (iii) the risk of nontraditional activities and to adequately reflect the actual performance and expected risk of loss on multifamily mortgages. Although the FDIC, together with the Office of the Comptroller of the Currency and the Board of Governors published a joint notice of proposed rule making addressing the interest rate risk issue, no final action has occurred with respect thereto nor has the FDIC taken any action to date with respect to concentration of credit risk, the risk of nontraditional activities or the expected risk on multifamily mortgages.

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

    Under the risk-based assessment system, each institution is assigned to one of three capital groups and to one of three supervisory subgroups for purposes of determining an assessment rate. The capital group is determined by the institution's regulatory capital position. The supervisory subgroup assignments are based on a determination by the FDIC's Director of the Division of Supervision. Institutions can request a review of the supervisory subgroup assignment. Under this formula, well-capitalized institutions classified as Subgroup "A" (financially sound institutions with only a few minor weaknesses) will pay the most favorable assessment rate of 0%, subject to a minimum assessment, while undercapitalized institutions classified as Subgroup "C" (institutions which pose a substantial probability of loss to the BIF unless corrective action is taken) will pay the least favorable assessment rate of 0.27%. In addition, as a result of federal legislation during 1996, BIF insured financial institutions are assessed for repayment of the Financing Corporation (FICO) bonds. The currently assessed annual FICO BIF rate is .013% of deposits. The Company's subsidiary bank total insurance premium (FDIC and FICO combined) is currently the minimum required by the FDIC and amounts to approximately $30,000 annually based on the Bank's current deposit level.

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

INCOME TAXES. The Company and its subsidiaries are required to file annual income tax returns with both the Internal Revenue Service (the "IRS") and the taxing authorities in any state in which they are qualified to do business, or franchise tax returns in Maryland in the case of the Bank. Because the Bank is under $500 million in asset size, it is permitted to use the reserve method of tax accounting for determining bad debt deductions for income tax purposes. At December 31, 1997, the Bank had a tax bad debt reserve of $608,000 and a book bad debt reserve of $2.3 million. The Bank has provided a deferred tax asset on its books for the difference between its tax and book bad debt reserves. If the Bank were to grow to a size of $500 million or greater, it would be required to recapture its tax bad debt reserve over a four year period and pay taxes on that amount. For financial accounting purposes, the payment of these taxes would be offset by an increase in the deferred tax asset related to the difference between tax and book bad debt reserves, potentially subject to a total deferred tax asset limitation based on reasonable recovery under current accounting literature.

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

                      ITEM 2: DESCRIPTION OF PROPERTY

    Both the Bank's main branch and certain of the Company's administrative offices are located in downtown Baltimore, in leased space. The Bank also leases space for eight of its remaining eleven branches, and for its operations center which primarily houses back-office functions. Current lease terms expire in 1998 through 2014 and contain renewal options ranging from 5 to 20 years. The Bank owns its headquarters building in Baltimore City, and three branch office buildings.

    The Bank has purchased the furniture and fixtures required for its headquarters, operations center and branch network. The Bank has purchased the computer/teller equipment in its branch network and the equipment used for administrative functions. The Bank purchased new computer equipment used in the data processing department which supports its operations in early 1998.

              ITEM 3: LEGAL PROCEEDINGS

   There are no pending legal     proceedings in which the Company or any of
its subsidiaries is a defendant for claims or damages which exceed $50,000.

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable.

                            STATISTICAL DISCLOSURES

    The following statistical information should be read in conjunction with the Audited Consolidated Financial Statements contained in Section F of this document and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26 of this document. The following statistical information contained herein is presented to help the reader gain additional insight to information and discussion presented in the Audited Consolidated Financial Statements and in Management's Discussion and Analysis.

ITEM 1: DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES, INTEREST AND YIELDS

    The following chart contains average balance sheet information for 1997, 1996 and 1995, and indicates the related interest income or expense and calculated yield. Non-accruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on non-accrual loans is included in the interest income column.

                            AVERAGE BALANCES, INTEREST, AND YIELDS

                                                                                                1997
                                                                             -------------------------------------------
                                                                             AVERAGE BALANCE    INTEREST        YIELD
                                                                             ---------------  -------------     -----
Assets
  Federal funds sold.......................................................   $   2,879,315   $     158,874        5.52%
  Interest-bearing deposits................................................        --              --            --
  Investment securities
    U.S. Treasury..........................................................       3,664,192         255,452        6.97
    U.S. Government agency.................................................      36,833,642       2,534,690        6.88
    State and municipal....................................................      21,046,244       1,515,037        7.20
    Mortgage-backed securities.............................................      22,295,487       1,462,834        6.56
    Other..................................................................       4,123,865         259,251        6.29
                                                                             ---------------  -------------         ---
                                                                                 87,963,430       6,027,264        6.85
                                                                             ---------------  -------------         ---
  Loans
    Demand and time........................................................      29,086,133       2,969,332       10.21
    Mortgage and construction..............................................     117,434,568       9,936,247        8.46
    Installment and credit card............................................      12,678,653       1,163,251        9.17
                                                                             ---------------  -------------         ---
                                                                                159,199,354      14,068,830        8.84
                                                                             ---------------  -------------         ---
  Total interest-earning assets............................................     250,042,099      20,254,968        8.10
  Non-interest-bearing cash................................................      17,516,297
  Bank premises and equipment..............................................       5,400,850
  Other assets.............................................................       4,387,500
  Allowance for loan losses................................................      (2,289,402)
  Unrealized gains available for sale (losses) on securities...............         509,357
                                                                             ---------------  -------------         ---
    Total assets...........................................................   $ 275,566,701   $  20,254,968
                                                                             ---------------  -------------         ---
                                                                             ---------------  -------------         ---
Liabilities and Shareholders' Equity
  Interest-bearing deposits
    Savings and NOW........................................................   $  71,913,572   $   1,632,158        2.27%
    Money market...........................................................      58,261,504       2,580,236        4.43
    Other time.............................................................      68,450,581       3,915,808        5.72
                                                                             ---------------  -------------         ---
                                                                                198,625,657       8,128,202        4.09
    Borrowed funds.........................................................      16,221,009         847,610        5.23
                                                                             ---------------  -------------         ---
                                                                                214,846,666       8,975,812        4.18
  Non-interest-bearing deposits............................................      30,438,957
  Other liabilities................ .......................................       1,321,627
  Shareholders' equity.....................................................      28,959,451
                                                                             ---------------  -------------         ---
    Total liabilities and equity...........................................   $ 275,566,701   $   8,975,812
                                                                             ---------------  -------------         ---
                                                                             ---------------  -------------         ---
Net yield on interest-earning assets.......................................   $ 250,042,099   $  11,279,156        4.51%
                                                                             ---------------  -------------         ---
                                                                             ---------------  -------------         ---

    Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

                      Average Balances, Interest, and Yields
                                   (Continued)

                                                                                                1996
                                                                             ------------------------------------------
                                                                            AVERAGE BALANCE     INTEREST          YIELD
                                                                            ---------------     --------         ------
Assets
  Federal funds sold.......................................................  $    2,000,000  $     107,404        5.37%
  Interest-bearing deposits................................................          80,328          4,781        5.95
  Investment securities
    U.S. Treasury..........................................................       6,287,274        406,733        6.47
    U.S. Government agency.................................................      40,287,442      2,568,964        6.38
    State and municipal....................................................      17,076,309      1,221,347        7.15
    Mortgage-backed securities.............................................      23,609,276      1,563,854        6.62
    Other..................................................................       2,829,995        148,756        5.26
                                                                             --------------  -------------         ---
                                                                                 90,090,296      5,909,654        6.56
                                                                             --------------  -------------         ---
  Loans
    Demand and time........................................................      26,141,357      2,708,450       10.36
    Mortgage and construction..............................................     104,423,480      8,860,566        8.49
    Installment and credit card............................................      15,730,078      1,349,889        8.58
                                                                             --------------  -------------         ---
                                                                                146,294,915     12,918,905        8.83
                                                                             --------------  -------------         ---
  Total interest-earning assets............................................     238,465,539     18,940,744        7.94
  Non-interest-bearing cash................................................      15,289,149
  Bank premises and equipment..............................................       4,324,119
  Other assets.............................................................       5,054,500
  Allowance for loan losses................................................      (2,256,400)
  Unrealized gains (losses) on available for sale securities...............          26,752
                                                                             --------------  -------------         ---
    Total assets...........................................................  $  260,903,659  $  18,940,744
                                                                             --------------  -------------         ---
                                                                             --------------  -------------         ---
Liabilities and Shareholders' Equity
  Interest-bearing deposits
    Savings and NOW........................................................  $   70,472,716  $   1,740,092        2.47%
    Money market...........................................................      61,690,578      2,669,164        4.33
    Other time.............................................................      63,379,561      3,698,671        5.84
                                                                             --------------  -------------         ---
                                                                                195,542,855      8,107,927        4.15
    Borrowed funds.........................................................       8,512,282        440,815        5.18
                                                                             --------------  -------------         ---
                                                                                204,055,137      8,548,742        4.19
  Non-interest-bearing deposits............................................      28,169,827
  Other liabilities........................................................       1,510,893
  Shareholders' equity.....................................................      27,167,802
                                                                             --------------  -------------         ---
    Total liabilities and equity...........................................  $  260,903,659  $   8,548,742
                                                                             --------------  -------------         ---
                                                                             --------------  -------------         ---
Net yield on interest-earning assets.......................................  $  238,465,539  $  10,392,002        4.36%
                                                                             --------------  -------------         ---
                                                                             --------------  -------------         ---

Interest on investments is presented on a fully taxable equivalent basis, using regular income tax rates.

                                                                                               1995
                                                                            ----------------------------------------
                                                                            AVERAGE BALANCE    INTEREST        YIELD
                                                                            ---------------    -----------     -----
Assets
  Federal funds sold.......................................................  $    5,594,131  $     331,642        5.93%
  Interest-bearing deposits................................................          95,210          6,615        6.95
  Investment securities
    U.S. Treasury..........................................................       8,828,105        553,776        6.27
    U.S. Government agency.................................................      41,828,062      2,455,983        5.87
    State and municipal....................................................      11,902,569        904,594        7.60
    Mortgage-backed securities.............................................      15,813,197      1,082,165        6.84
    Other..................................................................       2,164,974        157,606        7.28
                                                                             --------------  -------------         ---
                                                                                 80,536,907      5,154,124        6.40
                                                                             --------------  -------------         ---
  Loans
    Demand and time........................................................      20,675,685      2,215,907       10.72
    Mortgage and construction..............................................      93,358,237      8,260,579        8.85
    Installment and credit card............................................      17,571,425      1,465,906        8.34
                                                                             --------------  -------------         ---
                                                                                131,605,347     11,942,392        9.07
                                                                             --------------  -------------         ---
  Total interest-earning assets............................................     217,831,595     17,434,773        8.00
  Non-interest-bearing cash................................................      12,044,235
  Bank premises and equipment..............................................       3,796,228
  Other assets.............................................................       4,328,016
  Allowance for loan losses................................................      (2,242,169)
  Unrealized gains (losses) on available for sale securities...............        (845,595)
                                                                             --------------  -------------         ---
    Total assets...........................................................  $  234,912,310  $  17,434,773
                                                                             --------------  -------------         ---
                                                                             --------------  -------------         ---
Liabilities and Shareholders' Equity
  Interest-bearing deposits
    Savings and NOW........................................................  $   64,530,682  $   1,715,235        2.66%
    Money market...........................................................      47,418,472      2,022,416        4.27
    Other time.............................................................      57,729,997      3,409,167        5.91
                                                                             --------------  -------------         ---
                                                                                169,679,151      7,146,818        4.21
    Borrowed funds.........................................................      11,274,640        720,570        6.39
                                                                             --------------  -------------         ---
                                                                                180,953,791      7,867,388        4.35
  Non-interest-bearing deposits............................................      27,258,698
  Other liabilities........................................................       1,471,765
  Shareholders' equity.....................................................      25,228,056
                                                                             --------------  -------------         ---
    Total liabilities and equity...........................................  $  234,912,310  $   7,867,388
                                                                             --------------  -------------         ---
                                                                             --------------  -------------         ---
Net yield on interest-earning assets.......................................  $  217,831,595  $   9,567,385        4.39%
                                                                             --------------  -------------         ---
                                                                             --------------  -------------         ---

Interest on investments is presented on a fully taxable equivalent basis, using regular income tax rates.

RATE AND VOLUME VARIANCE

    The following chart shows the changes in interest income and interest expense for the last two years resulting from changes in volume and changes in rates.

                       RATE AND VOLUME VARIANCE ANALYSIS


                                         1997 COMPARED TO 1996             1996 COMPARED TO 1995
                                        ----------------------            -----------------------
                                         CHANGE DUE TO VARIANCE IN          CHANGE DUE TO VARIANCE IN
                                       RATES      VOLUMES      TOTAL        RATES         VOLUMES        TOTAL
                                     ----------  ----------  ----------  ----------      -----------   ----------
Interest earned on
Federal funds sold.................  $    4,249  $   47,221  $   51,470  $   (11,164)  $  (213,074)   $  (224,238)
Interest-bearing deposits..........      --          (4,781)     (4,781)        (800)       (1,034)        (1,834)
Investment securities
U.S. Treasury......................      18,410    (169,691)   (151,281)      12,340      (159,383)      (147,043)
U.S. Government agency.............     185,961    (220,235)    (34,274)     203,440       (90,459)       112,981
State and municipal................       9,748     283,942     293,690      (76,451)      393,204        316,753
Mortgage backed securities.........     (13,996)    (87,024)   (101,020)     (51,831)      533,520        481,689
Other..............................      42,484      68,011     110,495      (57,262)       48,412         (8,850)
                                     ----------  ----------  ----------  -----------     ----------     -----------
                                        242,607    (124,997)    117,610       30,236       725,294        755,530
                                     ----------  ----------  ----------  -----------     ----------      -----------
Loans
Demand and time....................      (4,763)    265,645     260,882      (93,238)      585,781        492,543
Mortgage and construction..........     (26,564)  1,102,245   1,075,681     (373,890)      973,877        599,987
Installment and credit card........      75,223    (261,861)   (186,638)      37,598      (153,615)      (116,017)
                                     ----------  ----------  ----------  -----------     ----------      -----------
                                         43,896   1,106,029   1,149,925     (429,530)    1,406,043        976,513
                                     ----------  ----------  ----------  -----------     ----------      -----------
Total interest earned..............     290,752   1,023,472   1,314,224     (411,258)    1,917,229       1,505,971
                                     ----------  ----------  ----------  -----------     ----------      -----------
Interest expense on
Deposits
Savings and NOW....................    (143,511)     35,577    (107,934)    (133,083)      157,940          24,857
Money market.......................      59,438    (148,366)    (88,928)      38,037       608,711         646,748
Other time.........................     (78,796)    295,933     217,137      (44,123)      333,627         289,504
Borrowed funds.....................       7,593     399,202     406,795     (103,211)     (176,544)       (279,755)
                                     ----------  ----------  ----------  -----------      ----------     -----------
Total interest expense.............    (155,276)    582,346     427,070     (242,380)      923,734         681,354
                                     ----------  ----------  ----------  -----------      ----------     -----------
Net interest income................  $  446,028  $  441,126  $  887,154  $  (168,878)  $   993,495   $     824,617
                                     ----------  ----------  ----------  -----------      ----------     -----------
                                     ----------  ----------  ----------  -----------      ----------     -----------

Interest on investments is presented on a fully taxable equivalent basis. The change in rate/volume has been allocated wholly to the change in rates for both years presented.

ITEM 2: INVESTMENT PORTFOLIO

AMORTIZED COST OF INVESTMENTS

    Reference is made to Note 3 of Notes to Consolidated Financial Statements on page F-9 for the amortized cost of investments at the end of 1997 and 1996. The amortized cost of investments at the end of 1995 was as follows:

                                                                BOOK VALUE
                                                               -------------
Available for Sale
U.S. Government agency...................................      $  33,782,658
Mortgage backed securities...............................         20,179,310
State and municipal......................................          6,027,788
Federal Home Loan Bank Stock.............................            743,700
Equity securities........................................          1,587,433
                                                                -------------
                                                               $  62,320,889
                                                                -------------
                                                                -------------
Held to Maturity
U.S. Treasury.............................................     $   7,892,471
U.S. Government agency....................................         7,803,241
Mortgage backed securities................................           992,200
State and municipal.......................................         7,363,462
Foreign bonds.............................................            50,000
                                                                -------------
                                                               $  24,101,374
                                                                -------------
                                                                -------------

Note: Investments classified as available for sale are carried at market value whereas investments classified as held to maturity are carried at amortized cost.

MATURITY AND WEIGHTED AVERAGE YIELDS

    The following charts show the maturity distribution for amortized cost and weighted average yields of debt securities in the Company's investment portfolio at December 31, 1997. Separate charts are presented for securities classified as available for sale and held to maturity. Because the amortized cost is shown and not market value, the totals of the available for sale securities will not agree with the amount shown on the Consolidated Balance Sheet for 1997 in Part II, Item 7.

                     MATURITY DISTRIBUTION--AMORTIZED COST

                                                                     AVAILABLE FOR SALE
                                                                ----------------------------
DESCRIPTION                                  LESS THAN 1 YEAR   1 TO 5 YEARS   5 TO 10 YEARS   GREATER THAN 10 YEARS
------------                                 -----------------  -------------  -------------   ----------------------
U.S. Government agency....................   $  6,899,376       $  11,746,755  $  10,767,432    $     500,000
Mortgage backed securities (1)............      2,117,303           7,493,864        649,652        9,833,095
State and municipal.......................          --              1,967,124      4,824,776        8,813,662
                                              ------------      -------------   -------------   -------------
                                             $  9,016,679       $  21,207,743  $  16,241,860    $  19,146,757
                                              ------------      -------------  -------------    -------------
                                              ------------      -------------  -------------    -------------

                                                                     HELD TO MATURITY
                                                                ----------------------------
DESCRIPTION                                  LESS THAN 1 YEAR   1 TO 5 YEARS   5 TO 10 YEARS   GREATER THAN 10 YEARS
------------                                 -----------------  -------------  -------------   ----------------------
U.S. Treasury.............................   $  1,999,597       $     798,573   $    --        $          --
U.S. Government Agency....................      1,499,990               --           --                   --
Mortgage backed securities (1)............        426,155               --           --                   --
State and municipal.......................          --              2,023,640      4,548,414           479,238
Foreign.....................................        --                  --            50,000              --
                                             ------------       -------------   ------------    --------------
                                             $  3,925,742       $   2,822,213   $  4,598,414    $      479,238
                                             ------------       -------------   ------------    --------------
                                             ------------       -------------   ------------    --------------

(1) Mortgage backed securities are included in the maturity distribution table based on the average life of the security using anticipated prepayment rates.

                                                          WEIGHTED AVERAGE YIELD

                                                                     AVAILABLE FOR SALE
                                                                ----------------------------
DESCRIPTION                                  LESS THAN 1 YEAR   1 TO 5 YEARS   5 TO 10 YEARS   GREATER THAN 10 YEARS
------------                                 -----------------  -------------  -------------   ----------------------
U.S. Government agency...................          5.33%            6.48%           6.88%             6.83%
Mortgage backed securities...............          5.94%            6.71%           7.43%             6.91%
State and municipal (1)..................           --              6.37%           7.36%             7.76%
                                                  -------          -------         -------           -------
                                                   5.47%            6.55%           7.04%             7.30%
                                                  -------          -------         -------           -------
                                                  -------          -------         -------           -------


                                                                          HELD TO MATURITY
                                                                    ----------------------------
DESCRIPTION                                  LESS THAN 1 YEAR   1 TO 5 YEARS   5 TO 10 YEARS   GREATER THAN 10 YEARS
------------                                 -----------------  -------------  -------------   ----------------------
U.S. Treasury...........................          7.30%             6.40%           --                  --
U.S. Government Agency..................          5.06%              --             --                  --
Mortgage backed securities..............          6.99%              --             --                  --
State and municipal (1).................           --               7.33%          7.96%               8.33%
Foreign.................................           --                --            5.50%                --
                                                  -------          -------         -------           -------
                                                  6.41%             7.06%          7.93%               8.33%
                                                  -------          -------         -------           -------
                                                  -------          -------         -------           -------


(1) Yields on state and municipal obligations are computed on a tax equivalent basis using a 34% federal income tax rate.

There are no securities of any issuer in the investment portfolio which exceeds ten percent of shareholders' equity.

                            ITEM 3: LOAN PORTFOLIO

Classification of Loans

     Reference is made to Note 4 of Notes to Consolidated Financial
Statements on page F-11 for the classification of loans at the end of 1997 and 1996. In addition to that information, the following information concerning loans is presented.

                                               1995             1994              1993
                                           -------------   --------------   --------------
Real Estate:
  Residential...........................   $  70,754,025   $   69,158,861   $   64,227,030
  Commercial............................      29,019,851       26,751,432       21,995,974
  onstruction & land development........       2,904,008          780,254        1,204,388
Demand and time.........................      18,718,070       14,911,369       13,175,668
Installment & credit card...............      15,041,537       16,317,472       12,362,361
Lease financing.........................          --               --               --
                                           --------------  ---------------  --------------
                                             136,437,497      127,919,388      112,965,421
Allowance for loan losses...............       2,243,472        1,931,345        1,902,507
                                           --------------  ---------------  --------------
Loans, net..............................   $ 134,194,025   $  125,988,043   $  111,062,914
                                           --------------  ---------------  --------------
                                           --------------  ---------------  --------------

MATURITIES AND INTEREST RATE SENSITIVITIES

    The maturities and sensitivities to changes in interest rates for commercial demand and time loans and real estate - construction loans at December 31, 1997 is presented below:

                                                       CONTRACTUALLY DUE
                                                       ------------------
                                           ONE YEAR OR    AFTER ONE YEAR THROUGH     AFTER FIVE YEARS
                                              LESS           FIVE YEARS
                                                        VARIABLE      FIXED       VARIABLE      FIXED
                                                        ---------     -------     --------     -------
Construction and land development....... $   1,356,111      --          --       $  506,187      --
Commercial demand and time.............  $  22,586,144      --          --            --         --


RISK ELEMENTS

    Reference is made to Note 4 of Notes to Consolidated Financial Statements on page F-11 for nonaccrual, past due and restructured loans at the end of 1997, 1996 and 1995. In addition to that information, the following information concerning risk elements is presented.

                                                        1994        1993
                                                     ----------  ----------
Nonaccrual....................................       $  256,858  $  352,607
Restructured..................................            --          --
                                                     ----------  ----------
                                                     $  256,858  $  352,607
                                                     ----------  ----------
                                                     ----------  ----------
Accruing loans past due more than 90 days......      $   22,898  $   76,247
                                                     ----------  ----------
                                                     ----------  ----------

    As of December 31, 1997, there is one loan amounting to $788,841 known to management other than those previously disclosed about which management has any information about possible credit problems of borrower's which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms. While the loan has ranged from current to 60 days past due over the last year, the borrower's business has been deteriorating steadily. Any further deterioration in the borrower's business would cause management to question how much longer the borrower could sustain the cash flow necessary to service the debt. There are no other interest-bearing assets that would be required to be reported under this section if such assets were loans.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                             YEARS ENDED DECEMBER 31
DESCRIPTION                                  1997        1996           1995          1994          1993
-----------                                 -----        -----          ----          -----         -----
Balance at beginning of year...         $  2,241,148  $  2,243,472   $  1,931,345  $  1,902,507  $  1,881,787
Charge-offs:
  Commercial.....................             35,914       --            --               4,318        --
  Real Estate:
   Residential...................               --          52,613       --              69,452        --
   Commercial....................               --         --            --                --          --
   Construction..................               --         --            --                --          --
  Installment....................            221,855       218,950        172,375       151,108       129,193
                                         -----------  ------------   ------------   ------------  ------------
                                             257,769       271,563        172,375       224,878       129,193
                                         -----------  ------------   ------------   ------------  ------------
Recoveries:
  Commercial.....................             12,051       --            --              23,466
  Real Estate:
   Residential...................               --          2,000          10,134        29,155         3,655
   Commercial....................               --          6,406        --                --           --
   Construction..................               --         --            --                --           --
  Installment....................             67,551       73,333         474,368        75,095        81,258
                                          -----------  ------------  ------------  ------------  ------------
                                              79,602       81,739         484,502       127,716        84,913
                                         ------------  ------------  ------------  ------------  ------------
Net charge-offs................              178,167      189,824       (312,127)        97,162        44,280
                                          -----------  ------------   ------------ ------------  ------------
Provision charged to operations              240,000      187,500        --             126,000        65,000
                                         ------------  ------------  ------------  ------------  ------------
Balance at end of the year.....         $  2,302,981  $ 2,241,148    $ 2,243,472   $  1,931,345  $  1,902,507
                                         ------------  ------------  ------------  ------------  ------------
                                         ------------  ------------  ------------  ------------  ------------



Ratio of net charge-offs to
average loans outstanding......                 .11%         .13%           .00%           .08%         .04%

The provision charged to operations for 1995, 1996 and 1997 is discussed in the section on Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26 of this document. The Company's provisions in 1994 and 1993 related to the level of net losses incurred and to loan portfolio growth in each year.

   Allocation of the Allowance for Loan Losses

Allocated Amount of the Allowance--Years Ended December 31

PORTFOLIO                                           1997           1996           1995         1994           1993
--------------------------------------------     ---------      ---------      ---------    ---------      ---------
Commercial(a)...............................  $      423,782  $    563,820  $    289,203  $    388,420  $    629,942
Real Estate:
  Residential...............................         565,113       433,873       531,480       436,614       339,641
  Commercial................................         682,604       386,825       357,384       278,181       413,526
  Construction..............................           9,311         7,610        15,805        15,605        24,087
Installment.................................         211,704       269,147       219,159       181,315       196,959
Unallocated.................................         410,467       579,873       830,441       631,210       298,352
                                              --------------  ------------  ------------  ------------  ------------
                                              $    2,302,981  $  2,241,148  $  2,243,472  $  1,931,345  $  1,902,507
                                              --------------  ------------  ------------  ------------  ------------
                                              --------------  ------------  ------------  ------------  ------------

    Percent of Loans in Each Category to Total Loans--Years Ended December 31

PORTFOLIO                                            1997       1996       1995       1994       1993
-------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Commercial (a)...................................       15.5%      15.3%      17.8%      11.7%      11.6%
Real Estate:
  Residential....................................       57.2%      54.4%      49.1%      54.1%      56.9%
  Commercial.....................................       20.0%      20.2%      18.6%      20.9%      19.4%
  Construction...................................        1.1%       1.3%       2.3%        .6%       1.1%
Installment......................................        6.2%       8.8%      12.2%      12.7%      11.0%
                                                   ---------  ---------  ---------  ---------  ---------
                                                       100.0%     100.0%     100.0%     100.0%     100.0%
                                                   ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------

------------------------

(a) Commercial loans includes lease financing.

                               ITEM 5: DEPOSITS

    Reference is made to the tables for Average Balances, Interest and Yields under Item 1 of this section on page 14. Reference is made to Note 8 of Notes to Consolidated Financial Statements on page F-14 for additional information concerning deposits.

                      ITEM 6: RETURN ON EQUITY AND ASSETS

DESCRIPTION                                                                                  1997       1996       1995
-----------------------------------------------------------------------------------------  ---------  ---------  ---------
Return on average assets.................................................................        .78%       .78%       .81%
Return on average equity.................................................................       7.39%      7.47%      7.50%
Dividend payout ratio....................................................................      35.07%     28.99%     28.67%
Average equity to average assets.........................................................      10.51%     10.41%     10.74%

                        ITEM 7: SHORT-TERM BORROWINGS

    Reference is made to Note 10 of Notes to Consolidated Financial Statements on page F-15 for description of the general terms of short-term borrowings, and for information related to repurchase agreements.

    Other short term borrowings, consisting of the combined amounts for Advances from the Federal Home loan Bank and Notes Payable-U.S. Treasury, are as follows.

                                                                            1997           1996          1995
                                                                        -------------  ------------  ------------
Other short-term borrowings:
Total outstanding at period-end.......................................  $  11,706,255  $  6,646,478  $  1,387,611
Average amount outstanding during period..............................      9,121,290     3,780,494     7,974,469
Maximum amount outstanding at any period-end..........................     19,416,627     8,702,977    14,005,097
Weighted average interest rate at period-end..........................           5.55%         6.16%         5.15%
Weighted average interest rate for the period.........................           5.68%         5.42%         6.63%

                                    PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

TRADING AND DIVIDENDS

    As of December 31, 1997, there were approximately 550 shareholders of record of the Company. Since May 1994, the Company's Common Stock has traded on the Nasdaq National Market Tier of The Nasdaq Stock Market under the symbol "CRRB". Currently, there are two broker-dealers who make a market in the Common Stock.

    The table below sets forth the high and low sales price for each quarter in the last two years, and cash dividends paid per share, adjusted to reflect the effect of the 5% stock dividend declared by the Company in January, 1998.

                            PRICE PER SHARE
               ------------------------------------------    CASH DIVIDENDS PAID
                       1997                  1996                 PER SHARE
               --------------------  --------------------  ------------------------
PERIOD           HIGH        LOW       HIGH        LOW         1997         1996
-------------  ---------  ---------  ---------  ---------  -------------  ---------
1st Quarter..  $   23.23  $   20.42  $   23.60  $   22.01    $     .12    $     .10
2nd Quarter..      27.63      22.15      23.37      22.01          .12          .10
3rd Quarter..      28.35      24.77      23.60      19.97          .13          .10
4th Quarter..      34.78      27.87      21.78      19.51          .13          .11

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

                           1997 AS COMPARED TO 1996

                                EARNINGS

SUMMARY

    Carrollton Bancorp reported net income for 1997 of $2,139,000, or $1.46 per share (as adjusted for a 5% stock dividend declared in January, 1998), representing a 5.5% increase over 1996 net income of $2,028,000, or $1.39 per share (as adjusted). The loan portfolio grew 12.4% to $170,800,000 which resulted in a 6% increase in the net interest margin. Non-interest income continued its strong growth trend, increasing by 46% over 1996. In addition to fees generated by the ATM network of 85 machines, income from merchant services and national point of sale sponsorships grew significantly during 1997. Included in expense growth in 1997 was a non-recurring charge for relocation of a branch, and start up expenses for a mortgage subsidiary.

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

    In 1997, net interest income on a taxable equivalent basis increased by $887,000 over 1996 to $11.3 million as a result of increased volume in the loan portfolio, an improvement in the yield on securities, and a reduction of the rates paid on deposit accounts. On average, the loan portfolio increased 9% over 1996 while the investment portfolio decreased by 3%. The yield on the loan portfolio held at 8.84% in 1997 compared to 8.83% in 1996. The prime rate increase in March, 1997 helped maintain the yield of the loan portfolio in a very competitive loan market. The yield on investment securities increased to 6.85% in 1997 from 6.56% in 1996. The Company continued to invest in agency issues with imbedded options (callable agency securities) to increase the yield on the securities portfolio. In addition, purchases of municipal bonds during late 1996 and the first half of 1997 helped improved the yield in 1997. These factors resulted in a rise in total interest income on a tax equivalent basis from $18.9 million in 1996 to $20.3 million in 1997.

    Interest expense increased $0.5 million to $9.0 million in 1997 from $8.5 million in 1996. Interest expense increased primarily due to increased borrowings. Interest expense on deposits increased only slightly from 1996 to 1997. The cost of interest-bearing deposits fell to 4.09% in 1997 from 4.15% in 1996. The cost of borrowed funds increased slightly from 5.18% in 1996 to 5.23% in 1997. The table for Rate and Volume Variance Analysis shows the increase in interest expense resulted from increased borrowings. The growth in interest-bearing liabilities supported loan portfolio growth.

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $240,000 for 1997 compared to $187,500 for 1996. Nonaccrual, restructured, and delinquent loans over 90 days to total loans stayed level at .61% in 1997 and .63% in 1996. Restructured loans decreased from 1996 to 1997 while nonaccrual loans increased.

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

NON-INTEREST INCOME

    For 1997, non-interest income excluding securities gains increased by 43.5% over 1996. Service charges on deposit accounts increased $60,000 or 4.7% as a result of increased numbers of accounts. Brokerage commissions rose $25,000 or 3.0% in 1997 due to the continued strong stock market. Other fees and commissions increased $1.6 million due to increases in ATM fee income generated by instituting an ATM surcharge fee, by additional machines placed in service, by an increase in the number of merchants receiving credit card deposit services, and as a result of an increase in point of sale/debit card activities.

    Net securities gains in 1997 were $175,000 compared to $57,000 in 1996. The gains in 1997 came principally from the restructuring of an equity portfolio which was moved to outside management. These gains amounted to $142,000. The remaining net gains of $33,000 were generated on sales of securities with a book value of $3.8 million. Security sale transactions were generally undertaken to increase portfolio yield or to provide liquidity, but were not significant activities for the Company in 1997.

NON-INTEREST EXPENSES

    In 1997, non-interest expenses increased by $2.3 million or 21.4%. Salaries and benefits increased by $697,000, or 13.8% due to staff additions and merit increases. Full time equivalent staff increased from 144 positions at the end of 1996 to 157 positions at December 31, 1997. Most of this increase is attributable to the new mortgage unit added in November, 1997. Other staff additions occurred in the branch system in preparation of opening a new branch in February, 1998, and in the electronic banking area to support the merchant services business growth. Occupancy expenses increased $246,000, or 18.6%. This included a non-recurring charge of $91,000 related to the relocation of a branch. In addition, two leased branch locations opened in 1996 were leased for the full year of 1997. The Company also purchased a building in April, 1997 and is in the process of relocating various departments from leased facilities. Furniture and equipment expense increased due to the equipment and furnishings in the branches opened in 1996 and depreciated for a full year in 1997, and in the building acquired in April, 1997. These increases were partially offset by the change in the useful life of ATM machines from five to ten years. Other operating expenses increased $1.3 million, or 34.6%. Approximately half of this increase relates to increased volumes of fee generating activities, in particular merchant services and ATM transactions. As fee income grows in those areas, related expenses will grow, but the Company earns a spread. Many other expenses also increased modestly during 1997 related to the Company's growth. During 1997, the Company experienced a significant increase in robbery and fraud losses as well as expenses related to security. These trends occurred throughout the financial services industry.

INCOME TAX PROVISION

    For 1997, the effective tax rate for the Company decreased to 24.1% as compared to 27.2% for 1996. During 1997, the Company increased the benefit from tax exempt income by increasing its investment in municipal bonds. In addition, the Maryland tax laws for banks were revised to provide an exemption from state tax on the income earned on certain qualifying investments. The change in the state tax laws is being phased in over a three year period beginning in 1996. In 1997, the benefit of this change was 75% compared to 50% in 1996. The full benefit is available in 1998.

                          FINANCIAL CONDITION

SUMMARY

    Total assets of the Company increased by 7.8% to $287.9 million at December 31, 1997 versus $267.2 million at the end of 1996. Investment securities declined slightly to $83.6 million at December 31, 1997. Total loans at December 31, 1997 grew 12.4% to $170.8 million as compared to $152.0 million at the end of 1996. Interest earning assets increased to $254.4 million and were 87.7% of total assets.

SHORT TERM INVESTMENTS

    Federal funds sold and interest-bearing deposits with financial institutions are considered short term investments since maturities are generally less than one year. Short term investments decreased $700,000 from the end of 1996. The decrease resulted because short term investments were used to fund loans.

INVESTMENT SECURITIES

    Securities decreased from $86.3 million at December 31, 1996 to $83.6 million at December 31, 1997. The portfolio consists mainly of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and state and municipal obligations. The income from state and municipal obligations is exempt from federal income tax. The Company uses its investment portfolio as a source of both earnings and liquidity.

    The Company liquidated $4.3 million of available for sale securities during 1997. These transactions were principally undertaken to increase yield or provide liquidity.

LOANS

    Total loans increased $18.8 million or 12.4% from 1996 to $170.8 million at December 31, 1997. Approximately 25% of the growth resulted from increased commercial loan relationships. One of the main objectives for the Company is to become a major lender to small and medium sized businesses. Commercial loans and leases increased by $3.2 million to $26.5 million, while commercial mortgage loans increased by $3.4 million to $36.1 million. Commercial loans equalled 37% of total loans at the end of the year.

    The Company's consumer loan portfolio in total also grew in 1997 principally as a result of an emphasis on home equity lines of credit. At December 31, 1997, residential real estate loans, including home equity loans, increased to $97.7 million from $82.6 million at the end of 1996. Home equity loans purchased through broker relationships was the main source for this increase. Management continues to introduce alternative customer service channels to increase the consumer loan portfolio. Consumer loans amounted to 63% of total loans at December 31, 1997 and totalled $108.3 million.

ALLOWANCE FOR LOAN LOSSES

    At December 31, 1997, the allowance for loan losses was $2.3 million, a slight increase from the end of 1996. At December 31, 1997, the ratio of the allowance to total loans was 1.35% as compared to 1.47% at December 31, 1996. This ratio fell as a result of portfolio growth. The ratio of net loan losses to average loans outstanding for 1997 was .11% as compared to .13% for 1996. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans decreased to .61% at December 31, 1997 from .63% at the end of 1996.

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

Funding Sources

    Total deposits at December 31, 1997 increased by $8.7 million to $234.5 million from the end of 1996. Interest-bearing accounts increased by $5.5 million and non-interest bearing deposits increased by $3.2 million. Deposit growth is attributed primarily to new account relationships and interest credits retained.

    Other borrowings increased significantly in 1997 to fund loan growth. Advances from the Federal Home Loan Bank increased to $9.0 million at the end of 1997 compared to $5.0 million at the end of 1996. Borrowings for federal funds purchased and securities sold under agreements to repurchase increased by $5.7 million at December 31, 1997. Part of this increase occurred as the Company accessed other available short term borrowing lines.

Capital

    At December 31, 1997, shareholders' equity was $29.8 million, an increase of $1.7 million over 1996. The Company paid shareholders dividends totalling $750,000, and net income for 1997 was $2.1 million. Although stockholders' equity was not affected in total, the Company declared a 5% stock dividend in January, 1998. The effects of the stock dividend were recorded retroactively in the financial statements as of December 31, 1997. This resulted in the addition of 69,017 shares for a total of 1,454,288 shares outstanding after the dividend was distributed on March 13, 1998. Stockholders' equity amounted to 10.35% of total assets at December 31, 1997 as compared to 10.51% at the end of 1996. The decrease in this ratio was caused by asset growth in the balance sheet.

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

    In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company at December 31, 1997 and 1996. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the bank are well capitalized.

                                                                          AT DECEMBER 31,
                                                                        --------------------
RATIO                                                      MINIMUM        1997       1996
-----------------------------------------------------  ---------------  ---------  ---------
Leverage Ratio.......................................             4%          9.5%      10.0%
Risk-based Capital:
    Tier 1 (Core)....................................             4%         15.9%      16.8%
    Tier 2 (Total)...................................             8%         17.1%      18.0%

Liquidity

    Liquidity management ensures that funds are available when required to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities and can be raised by liquidating assets or through additional borrowings. Securities classified as available for sale can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has unsecured lines of credit outstanding under which it could borrow $7 million, secured lines of $6.0 million, and has borrowing capacity with the Federal Home Loan Bank of $30 million which is collateralized by a blanket security interest in the Company's residential first mortgage loans.

    At December 31, 1997, the Company had outstanding loan commitments and unused lines of credit totalling $78.0 million. Of this total, management places a high probability for funding within 1 year on approximately $13.8 million. The remaining amount is mainly unused home equity lines of credit and credit card lines on which management places a low probability for required funding.

Interest Rate Risk

    The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. This is referred to as interest rate risk. Financial institutions allocate significant time and resources to managing interest rate risk because of the impact that interest rate changes can have on the net interest margin and earnings. Management continues to seek reasonable ways to reduce its exposure to interest rate shifts. A static gap analysis is used by the Company as one tool to monitor interest rate risk. A static gap analysis measures the difference, or the "gap", between the amount of assets and liabilities repricing within a given time period. The Company also performs rate shock analyses which estimate changes in the net interest margin for parallel rising and falling interest rate environments. Management also calculates and monitors other ratios on a monthly basis that provide additional information relating to certain aspects of asset/liability management. This information, together with information about forecasted future interest rate trends, is used to manage the Company's asset and liability positions. Management uses this information as a factor in decisions made about maturities for investment of cash flows, classification of investment securities purchases as available for sale or held to maturity, emphasis of variable rate or fixed rate loans and short or longer term deposit products in marketing campaigns, and deposit account pricing to alter asset and liability repricing characteristics.

    At December 31, 1997, the Company was in a liability sensitive position amounting to 2.3% of assets within a one year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. In a theoretical environment, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets.

    The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 1997. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been adjusted based on account age. All accounts open less than two years are reflected in the one year time horizon in the gap table. Accounts that have been opened between two and five years are reflected in the 1 to 2 year time horizon in the table. Accounts opened between five and ten years are reflected in the 2 to 5 year horizon, and accounts opened over 10 years are reflected in the over 5 year time horizon. Management has taken a conservative approach by using a lower time horizon in the gap table than the age of the account. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

                                                                              Period from December 31, 1997 in
                                                                            which assets and liabilities reprice
                                                           -----------------------------------------------------------------
                                                           0 TO 90        91 TO       > 1 TO 2       > 2 TO 5         > 5
($000)                                                       DAYS        365 DAYS       YEARS          YEARS         YEARS
                                                           ---------    ----------    ----------     ---------     ---------
ASSETS:
Short term investments
Securities...............................................  $  15,756    $   23,028    $   11,090     $  14,025     $  19,709
Loans....................................................     71,348        13,249        13,019        28,545        44,673
                                                           ---------    ----------    ----------     ---------     ---------
                                                              87,104        36,277        24,109        42,570        64,382
                                                           ---------    ----------    ----------     ---------     ---------
LIABILITIES:
Deposits.................................................     61,954        54,771        24,795        28,363        31,161
Borrowings...............................................     16,730         1,000                       5,000
                                                           ---------    ----------    ----------     ---------     ---------
                                                           $  78,684    $   55,771    $   24,795     $  33,363     $  31,161
                                                           ---------    ----------    ----------     ---------     ---------
Gap position:
  Period.................................................  $   8,420    $  (19,494)   $     (686)    $   9,207     $  33,221
  % of Assets............................................        2.9%         (6.8%)        (0.2%)         3.2%        11.5%
  Cumulative.............................................  $   8,420    $  (11,074)   $   (11,760)   $  (2,553)    $  30,668
  % of Assets............................................        2.9%         (3.8%)         (4.1%)       (0.9%)       10.7%
Cumulative risk sensitive assets to risk sensitive
  liabilities............................................       1.11           .92            .93          .99         1.14

New Accounting Pronouncements

    The Financial Accounting Standards Board (FASB) issued four standards during 1997. Statement No. 128, Earnings per Share, and Statement No. 129, Disclosure of Information about Capital Structure, are effective for the accompanying financial statements, and the Company has complied with the provisions of these statements where applicable. Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related

Information, become effective for years beginning after December 15, 1997. Statement No. 130 requires disclosure of a supplemental income statement and balance sheet based on the concept of comprehensive income. For financial institutions, the supplemental financial statements for comprehensive income will include the unrealized gains and losses on investments. Statement No. 131 requires public enterprises to report financial and descriptive information about reportable operating segments. Operating segments are deemed reportable if separate financial information is available that is evaluated regularly by the chief operating decision maker. For financial institutions, this may require disclosure about geographic operations and greater information about fee based lines of business within an organization. Management does not expect these statements to have any material effect on the Company's financial position or results of operations since they are ultimately concerned with increased disclosures.

The Year 2000 Issue

    This issue relates to computer programs which use only two digits to identify a year in the date field. Unless corrected, these programs will read the year 2000 as the year 1900, and likely will adversely affect any number of calculations that are made using that date field.

    The Company has formed a committee of the Board of Directors for purposes of oversight of management's efforts in addressing this issue. Within the Company, a committee of senior managers was formed which has developed a plan to address this issue and a timetable by which certain key tasks will need to be performed. In general, the Company buys most data processing services, software programs and personal computers from outside vendors. The vendors are generally large, reputable companies with products generally accepted and widely used by other financial institutions. Not withstanding this fact, the Company's plan requires each vendor with whom it deals to notify the Company whether or not their products are Year 2000 compliant. The Company is also developing testing procedures to be able to test all of the programs and personal computers it uses. The Company expects that it may be billed for certain costs incurred by the vendors who provide software services and programs for their costs in addressing the Year 2000 issue, but management does not anticipate the costs to the Company will be significant.

                         1996 AS COMPARED TO 1995
                                 EARNINGS

Summary

    Carrollton Bancorp reported net income for 1996 of $2,028,000, or $1.39 per share, representing a 7% increase over 1995 net income of $1,893,000, or $1.30 per share. The loan portfolio grew 11% to $152,000,000, and net interest income grew by 8%. During 1996, the Company opened two new branches. In addition, the Company installed twenty eight off-site ATM machines, principally in Target Stores in Maryland and Virginia. The additional ATMs will serve to increase fee based income as the volume of those transactions grows.

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

    In 1996, net interest income on a taxable equivalent basis increased by $825,000 over 1995 to $10.4 million as a result primarily of increased volume for loans and investment securities. On average, the loan portfolio increased 11% and the investment portfolio increased 12% for 1996 over 1995. These volume gains were reduced by the lower interest rate environment in 1996 as compared to 1995. In 1996, the yield on the loan portfolio decreased to 8.83% from 9.07% in 1995. Decreases in the prime lending rate in December, 1995 and in January, 1996 combined with strong competition for loans in the Company's market area caused the aggregate loan yield to fall. The yield on investment securities increased to 6.56% in 1996 from 6.40% in 1995. The Company was able to reinvest maturities from the securities portfolio into agency issues with imbedded options (callable agency securities) to increase the yield on the securities portfolio. In addition, investments in mortgage backed securities during 1995 and early 1996 to change the structure of the investment portfolio helped improved the overall yield in 1996. These factors helped total interest income on a tax equivalent basis to rise from $17.4 million in 1995 to $18.9 million in 1996.

    Interest expense increased $0.6 million to $8.5 million in 1996 from $7.9 million in 1995. Interest expense increased because of increased average borrowings and increased deposits, and was moderated by falling rates. The cost of interest-bearing deposits fell to 4.15% in 1996 from 4.21% in 1995. The cost of borrowed funds also fell to 5.18% in 1996 from 6.39% in 1995. The table for Rate and Volume Variance Analysis shows the majority of the increase in interest expense resulted from increased volumes. Volume was affected by continued growth from a new money market product introduced in 1995, and from the two new branches. The growth in interest-bearing liabilities supported the investment and loan portfolio growth.

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

Non-Interest Income

    For 1996, non-interest income excluding securities gains increased by 48.4% over 1995. Service charges on deposit accounts increased $96,000 or 8.2% as a result of greater activity by the Company's commercial deposit account customers. Brokerage commissions rose $233,000 or 38.4% in 1996 due to the continued strong stock market and improved sales performance. Other fees and commissions jumped $899,000 due to increases in ATM fee income generated by instituting an ATM convenience fee, by additional machines placed in service and by an increase in the number of merchants receiving credit card deposit services.

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

                             FINANCIAL CONDITION

Summary

    Total assets of the Company increased by 7.0% to $267.2 million at December 31, 1996 versus $249.8 million at the end of 1995. Investment securities declined slightly to $86.3 million at December 31, 1996. Total loans at December 31, 1996 grew 11.4% to $152.0 million as compared to $136.4 million at the end of 1995. Interest earning assets increased to $239.0 million and were 88.7% of total assets.

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

Capital

    At December 31, 1996, shareholders' equity was $28.1 million, an increase of $1.3 million over 1995. The Company paid shareholders dividends totalling $588,000, and net income for 1996 was $2.0 million. Although stockholders' equity was not affected in total, the Company declared a 5% stock dividend in January, 1997. The effects of the dividend were recorded retroactively in the financial statements as of December 31, 1996. This resulted in the addition of 66,182 shares for a total of 1,394,747 shares outstanding after the dividend was distributed on March 14, 1997. Stockholders' equity amounted to 10.51% of total assets at December 31, 1996 as compared to 10.74% at the end of 1995. The decrease in this ratio was caused by asset growth in the balance sheet.

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

                                                                          DECEMBER 31
                                                                 --------------------------
RATIO                                               MINIMUM           1996          1995
----------------------------------------------  ---------------  ---------------  ---------
Leverage Ratio................................             4%            10.0%         10.0%
Risk-based Capital:
    Tier 1 (Core).............................             4%            16.8%         16.2%
    Tier 2 (Total)............................             8%            18.0%         17.4%

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

                       Period from December 31, 1996 in
                    which assets and liabilities reprice


                                                             0 TO 90   91 TO 365   > 1 TO 2   > 2 TO 5      > 5
($000)                                                         DAYS       DAYS       YEARS      YEARS      YEARS
----------------------------------------------------------  ---------  ----------  ---------  ---------  ---------
ASSETS:
Short term investments....................................  $     700
Securities................................................     13,824  $   16,506  $  20,743  $  16,808  $  18,397
Loans.....................................................     61,278      12,332     12,898     26,812     38,674
                                                            ---------  ----------  ---------  ---------  ---------
                                                            $  75,802  $   28,838  $  33,641  $  43,620  $  57,071
LIABILITIES:
Deposits..................................................  $  55,484  $   53,276  $  27,059  $  29,547  $  30,189
Borrowings................................................     10,943       1,000
                                                            ---------  ----------  ---------  ---------  ---------
                                                            $  66,427  $   54,276  $  27,059  $  29,547  $  30,189
                                                            ---------  ----------  ---------  ---------  ---------
Gap position:
  Period..................................................  $   9,375  ($  25,438) $   6,582  $  14,073  $  26,882
  % of Assets.............................................       3.5%       (9.5%)      2.5%       5.3%      10.1%
  Cumulative..............................................  $   9,375  ($  16,063) ($  9,481) $   4,592  $  31,474
  % of Assets.............................................       3.5%       (6.0%)     (3.5%)      1.7%      11.8%

Cumulative risk sensitive assets to risk sensitive
  liabilities.............................................       1.14         .87        .94       1.03       1.15

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Carrollton Bancorp and Subsidiary
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Rowles & Company, LLP
-------------------------

Baltimore, Maryland
February 27, 1998

                       Carrollton Bancorp and Subsidiary
                           Consolidated Balance Sheets

                                                                                    DECEMBER 31
                                                                                        1997            1996
                                                                                   --------------  --------------
Assets
Cash and due from banks..........................................................  $ 25,063,180    $   20,391,197
Federal funds sold...............................................................          --         700,000
Investment securities
  Available for sale.............................................................    71,782,023        69,961,952
  Held to maturity (approximate market value of $12,092,724 and $16,537,179).....    11,825,605        16,315,816
Loans less allowance for loan losses of $2,302,981 and $2,241,148................   168,531,267       149,753,004
Bank premises and equipment......................................................     5,973,203         4,868,469
Accrued interest receivable......................................................     2,147,801         1,956,674
Deferred income taxes............................................................          --             524,439
Other assets.....................................................................     2,584,313         2,685,609
                                                                                   --------------  --------------
                                                                                   $287,907,392    $  267,157,160
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Liabilities and Shareholders' Equity
Deposits
  Non-interest-bearing...........................................................  $ 33,426,327    $   30,229,596
  Interest-bearing...............................................................   201,044,078       195,555,484
                                                                                   --------------  --------------
  Total deposits.................................................................   234,470,405       225,785,080
Federal funds purchased and securities sold under agreements to repurchase.......    11,024,441         5,296,743
Notes payable--U.S. Treasury.....................................................     2,706,255         1,646,478
Advances from Federal Home Loan Bank.............................................     9,000,000         5,000,000
Accrued interest payable.........................................................       204,617          207,666
Deferred income taxes............................................................        92,105             --
Other liabilities................................................................       617,335        1,150,743
                                                                                   --------------  --------------
                                                                                    258,115,158      239,086,710
                                                                                   --------------  --------------
Shareholders' equity
Common stock, par value $10.00 per share; authorized 5,000,000 shares; issued and
  outstanding 1,454,288 in 1997 and 1,394,747 in 1996............................    14,542,880        13,947,470
Surplus..........................................................................     8,594,145         6,973,666
Retained earnings................................................................     5,811,387         6,941,366
Net unrealized holding gains on available for sale securities....................       843,822           207,948
                                                                                   --------------  --------------
                                                                                     29,792,234        28,070,450
                                                                                   --------------  --------------
                                                                                   $287,907,392    $  267,157,160
                                                                                   --------------  --------------
                                                                                   --------------  --------------

   The accompanying notes are an integral part of these financial statements.

                                                                                YEARS ENDED DECEMBER 31
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Interest income
  Interest and fees on loans........................................  $  14,038,685  $  12,898,277  $  11,942,392
  Interest and dividends on securities:
    Taxable interest income.........................................      4,142,274      4,539,551      4,091,924
    Nontaxable interest income......................................      1,046,628        844,158        624,513
    Dividends.......................................................        118,360         54,542         59,084
  Interest on federal funds sold and other interest income..........        247,635        182,377        410,756
                                                                      -------------  -------------  -------------
    Total interest income...........................................     19,593,582     18,518,905     17,128,669
                                                                      -------------  -------------  -------------
Interest expense
  Deposits..........................................................      8,128,202      8,107,927      7,146,818
  Other.............................................................        847,610        440,815        720,570
                                                                      -------------  -------------  -------------
    Total interest expense..........................................      8,975,812      8,548,742      7,867,388
                                                                      -------------  -------------  -------------
    Net interest income.............................................     10,617,770      9,970,163      9,261,281
Provision for loan losses...........................................        240,000        187,500       --
                                                                      -------------  -------------  -------------
  Net interest income after provision for loan losses...............     10,377,770      9,782,663      9,261,281
Other operating income
  Service charges on deposit accounts...............................      1,323,396      1,263,484      1,167,855
  Brokerage commissions.............................................        863,797        839,289        606,522
  Other fees and commissions........................................      3,211,929      1,660,464        761,158
  Security gains....................................................        175,377         56,904          2,278
                                                                      -------------  -------------  -------------
    Total other income..............................................      5,574,499      3,820,141      2,537,813
                                                                      -------------  -------------  -------------
Other expenses
  Salaries..........................................................      4,708,188      4,073,251      3,354,434
  Employee benefits.................................................      1,044,119        982,507        826,515
  Occupancy.........................................................      1,567,594      1,321,776      1,216,350
  Furniture and equipment...........................................        932,892        814,559        617,165
  Other operating expenses..........................................      4,882,434      3,626,248      3,006,914
                                                                      -------------  -------------  -------------
    Total other expenses............................................     13,135,227     10,818,341      9,021,378
                                                                      -------------  -------------  -------------
Income before income taxes..........................................      2,817,042      2,784,463      2,777,716
Income taxes........................................................        677,550        756,040        884,397
                                                                      -------------  -------------  -------------
Net income..........................................................  $   2,139,492  $   2,028,423  $   1,893,319
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Earnings per share--basic...........................................  $        1.46  $        1.39  $        1.30
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                          CARROLLTON BANCORP AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                    NET UNREALIZED
                                                                                    HOLDING GAINS
                                                                                       (LOSSES)
                                                                                     ON AVAILABLE
                                                 COMMON STOCK                            FOR
                                           -------------------------                     SALE         RETAINED
                                             SHARES      PAR VALUE      SURPLUS       SECURITIES      EARNINGS
                                           ----------  -------------  ------------  --------------  ------------
Balance, December 31, 1994...............   1,323,615  $  13,236,150  $  5,917,270   $ (1,644,456)  $  6,377,176
Net income...............................                     --           --             --           1,893,319
Shares acquired and canceled.............     (20,870)      (208,700)     (250,440)       --             --
Stock dividend, 2%.......................      25,820        258,200       413,120        --            (671,320)
Cash dividends, $0.37 per share..........                     --           --             --            (542,729)
Change in net unrealized holding gains on
  available for sale securities..........                     --           --           2,040,437        --
                                           ----------  -------------  ------------  --------------  ------------
Balance, December 31, 1995...............   1,328,565     13,285,650     6,079,950        395,981      7,056,446
Net income...............................                     --           --             --           2,028,423
Stock dividend, 5%.......................      66,182        661,820       893,716        --          (1,555,536)
Cash dividends, $0.40 per share..........                     --           --             --            (587,967)
Change in net unrealized holding gains on
  available for sale securities..........                     --           --            (188,033)       --
                                           ----------  -------------  ------------  --------------  ------------
Balance, December 31, 1996...............   1,394,747     13,947,470     6,973,666        207,948      6,941,366
Net income...............................                     --           --             --           2,139,492
Shares acquired and canceled.............      (9,476)       (94,760)     (208,472)       --             --
Stock dividend, 5%.......................      69,017        690,170     1,828,951        --          (2,519,121)
Cash dividends, $0.51 per share..........                     --           --             --            (750,350)
Change in net unrealized holding gains on
  on available for sale securities.......                     --           --             635,874        --
                                           ----------  -------------  ------------  --------------  ------------
Balance, December 31, 1997...............   1,454,288  $  14,542,880  $  8,594,145   $    843,822   $  5,811,387
                                           ----------  -------------  ------------  --------------  ------------
                                           ----------  -------------  ------------  --------------  ------------

   The accompanying notes are an integral part of these financial statements.

                         CARROLLTON BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                   1997           1996           1995
--------------------------------------------------------------------  -------------  -------------  -------------
Cash flows from operating activities
  Interest received.................................................  $  19,407,645  $  18,614,576  $  16,732,878
  Fees and commissions received.....................................      5,354,162      3,730,618      2,481,860
  Interest paid.....................................................     (8,978,860)    (8,578,177)    (7,790,876)
  Cash paid to suppliers and employees..............................    (12,553,563)    (9,912,396)    (8,586,439)
  Income taxes paid.................................................       (549,109)      (725,103)      (719,171)
                                                                      -------------  -------------  -------------
                                                                          2,680,275      3,129,518      2,118,252
                                                                      -------------  -------------  -------------
Cash flows from investing activities
  Proceeds from maturities of securities held to maturity...........      4,482,897      7,900,000      5,925,000
  Purchases of securities held to maturity..........................       --             (298,688)   (10,870,504)
  Proceeds from sales of securities available for sale..............      4,336,419      2,642,196      3,873,492
  Proceeds from maturities of securities available for sale.........     16,471,626     15,525,721     11,719,130
  Purchases of securities available for sale........................    (21,414,652)   (25,880,858)   (30,119,456)
  Proceeds from sale of loans.......................................       --             --            2,424,396
  Net decrease in interest-bearing deposits.........................       --              100,000        376,977
  Loans made, net of principal collected............................     (5,351,561)    (7,109,287)    (5,219,950)
  Purchase of loans.................................................    (13,666,702)    (8,637,192)    (5,410,428)
  Purchases of premises and equipment...............................     (1,985,537)    (1,523,435)    (1,617,621)
                                                                      -------------  -------------  -------------
                                                                        (17,127,510)   (17,281,543)   (28,918,964)
                                                                      -------------  -------------  -------------
Cash flows from financing activities
  Net increase in time deposits.....................................      7,541,439      4,446,031      9,275,221
  Net increase in other deposits....................................      1,143,886      4,129,751     17,750,299
  Acquired deposits.................................................       --             --           22,765,077
  Premium on acquired deposits......................................       --             --           (1,847,663)
  Net increase (decrease) in other borrowed funds...................     10,787,475      7,351,761    (11,796,674)
  Common stock repurchase and retirement............................       (303,232)      --             (459,140)
  Dividends paid....................................................       (750,350)      (587,967)      (542,729)
                                                                      -------------  -------------  -------------
                                                                         18,419,218     15,339,576     35,144,391
                                                                      -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents................      3,971,983      1,187,551      8,343,679
Cash and cash equivalents at beginning of year......................     21,091,197     19,903,646     11,559,967
                                                                      -------------  -------------  -------------
Cash and cash equivalents at end of year............................  $  25,063,180  $  21,091,197  $  19,903,646
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                         CARROLLTON BANCORP AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                   (Continued)

YEARS ENDED DECEMBER 31                                                       1997          1996          1995
------------------------------------------------------------------------  ------------  ------------  ------------
Reconciliation of net income to net cash provided by operating activities
  Net income............................................................  $  2,139,492  $  2,028,423  $  1,893,319
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses.............................................       240,000       187,500       --
  Depreciation and amortization.........................................       876,362       710,176       649,352
  Deferred income taxes.................................................       216,457       100,039       241,328
  Amortization of premiums and discounts................................         5,190         6,685       (55,966)
  Gain on disposal of securities........................................      (175,377)      (56,904)       (2,278)
  (Increase) decrease in:
    Accrued interest receivable.......  ................................      (191,127)       88,986      (339,825)
    Other assets........................  ..............................       105,737      (214,490)      (53,675)
  Increase (decrease) in:
    Accrued interest payable............................................        (3,048)      (29,435)       76,512
    Income taxes payable................................................      (166,246)      (69,102)      (76,102)
    Other liabilities...................................................      (367,165)      377,640      (214,413)
                                                                          ------------  ------------  ------------
                                                                          $  2,680,275  $  3,129,518  $  2,118,252
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

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

    The Company classifies investments as available for sale based principally on the Company's asset/ liability position and potential liquidity needs. These securities are available for sale in response to changes in market interest rates or in the event the Company needs funds to meet loan demand or deposit withdrawals. Securities classified as available for sale are carried at market value. The unrealized holding gain or loss, net of taxes, related to securities classified as available for sale is reflected as a component of shareholders' equity. Gains or losses on securities sales are determined by the specific-identification method.

    The remaining securities in the investment portfolio are classified as held to maturity. These securities are carried at amortized cost. The Company has the ability and the intent to hold these securities to maturity.

LOANS AND ALLOWANCE FOR LOAN LOSSES

    Loans are stated at face value, plus deferred origination costs, less unearned discount, deferred origination fees, and the allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. Origination fees and costs are deferred and amortized to income over the estimated terms of the loans. Accrual of interest is discontinued generally when the collection of principal or interest reaches 90 days past due, or earlier if collection becomes uncertain based upon the financial weakness of the borrower or the realizable value of the collateral.
Nonaccrual loans are returned to accrual status when all past due principal and interest has been collected, and the remainder of the loan is judged to be fully collectible. Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal.

                       CARROLLTON BANCORP AND SUBSIDIARY

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

PER SHARE DATA

    Earnings per common share and dividends per common share are determined by dividing net income and dividends by the average shares of common stock outstanding giving retroactive effect to a 5% stock dividend declared January 22, 1998. The Consolidated Balance Sheet at December 31, 1997 reflects the additional shares resulting from the dividend as outstanding at that date.

RECLASSIFICATION

    Certain information related to an estimate of shares outstanding as a result of the stock dividend declared on January 23, 1997 have been adjusted in the December 31, 1996 Consolidated Balance Sheet and Statement of Changes in Stockholders' Equity to reflect the actual number of shares issued.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

    Banks are required to carry cash reserves with the Federal Reserve Bank or maintain cash on hand of specified percentages of deposit balances. The Bank's normal amount of cash on hand, which averaged $11,900,000 during 1997 and $9,000,000 during 1996, was sufficient to satisfy the reserve requirements.

    In order to cover the costs of services provided by correspondent banks, the Company maintains compensating balance arrangements at these correspondent banks, or pays fees in the event the credit earned on balances is not sufficient to cover activity charges. During 1997 and 1996, the Company maintained average compensating balances of approximately $1,607,000 and $1,373,000, respectively, of which $1,000,000 in each year was maintained at the Federal Reserve Bank. In addition, the Company paid $18,298, $11,673 and $4,673, respectively, in account charges in 1997, 1996 and 1995.

                       CARROLLTON BANCORP AND SUBSIDIARY

3. INVESTMENT SECURITIES

    Investment securities are summarized as follows:

                                                               AMORTIZED    UNREALIZED  UNREALIZED          MARKET
  DECEMBER 31, 1997                                                 COST         GAINS      LOSSES           VALUE
  -----------------                                        -------------  ------------  -----------  -------------


Available for sale
  U.S. Government agency.................................  $  29,913,564  $     77,210   $  56,333   $  29,934,441
  Mortgage backed securities.............................     20,228,300       433,818      20,998      20,641,120
  State and municipal....................................     15,605,559       406,458       7,707      16,004,310
  Federal Home Loan Bank stock...........................      1,448,200            --          --       1,448,200
  Equity securities......................................      3,211,649       823,752     281,449       3,753,952
                                                           -------------  ------------  -----------  -------------
                                                           $  70,407,272  $  1,741,238   $ 366,487   $  71,782,023
                                                           -------------  ------------  -----------  -------------
                                                           -------------  ------------  -----------  -------------
Held to Maturity
  U.S. Treasury..........................................  $   2,798,169  $     22,988   $     435   $   2,820,722
  U.S. Government agency.................................      1,499,990            --       3,640       1,496,350
  Mortgage backed securities.............................        426,155           903          --         427,058
  State and municipal....................................      7,051,291       247,316          13       7,298,594
  Foreign bonds..........................................         50,000            --          --          50,000
                                                           -------------  ------------  -----------  -------------
                                                           $  11,825,605  $    271,207   $   4,088   $  12,092,724
                                                           -------------  ------------  -----------  -------------
                                                           -------------  ------------  -----------  -------------
December 31, 1996

Available for sale
  U.S. Government agency.................................  $  32,403,001  $    100,478   $ 193,254   $  32,310,225
  Mortgage backed securities.............................     22,323,913       230,338     114,589      22,439,662
  State and municipal....................................     11,635,927       145,408      92,385      11,688,950
  Federal Home Loan Bank stock...........................        799,200            --          --         799,200
  Equity securities......................................      2,461,123       385,104     122,312       2,723,915
                                                           -------------  ------------  -----------  -------------
                                                           $  69,623,164  $    861,328   $ 522,540   $  69,961,952
                                                           -------------  ------------  -----------  -------------
                                                           -------------  ------------  -----------  -------------
Held to maturity
  U.S. Treasury..........................................  $   4,295,866  $     58,841   $   2,585   $   4,352,122
  U.S. Government agency.................................      3,793,612         2,599      11,445       3,784,766
  Mortgage backed securities.............................        832,114         3,782          --         835,896
  State and municipal....................................      7,344,224       177,720       7,549       7,514,395
  Foreign bonds..........................................         50,000            --          --          50,000
                                                           -------------  ------------  -----------  -------------
                                                           $  16,315,816  $    242,942   $  21,579   $  16,537,179
                                                           -------------  ------------  -----------  -------------
                                                           -------------  ------------  -----------  -------------

                       CARROLLTON BANCORP AND SUBSIDIARY

3. INVESTMENT SECURITIES (CONTINUED)


    Contractual maturities of debt securities at December 31, 1997 and 1996 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              DECEMBER 31, 1997
                                                           -------------------------------------------------------
                                                           AVAILABLE FOR SALE             HELD TO MATURITY
                                                      ----------------------------  ----------------------------
                                                          AMORTIZED         MARKET      AMORTIZED         MARKET
                                                               COST          VALUE           COST          VALUE
                                                      -------------  -------------  -------------  -------------
Maturing
Within one year.....................................  $   6,899,376  $   6,886,724  $   3,499,587  $   3,507,135
Over one to five years..............................     13,713,878     13,724,080      2,822,213      2,856,690
Over five to ten years..............................     15,592,207     15,737,853      4,598,412      4,791,864
Over ten years......................................      9,313,662      9,590,094        479,238        509,977
Mortgage backed securities..........................     20,228,300     20,641,120        426,155        427,058
                                                      -------------  -------------  -------------  -------------
                                                      $  65,747,423  $  66,579,871  $  11,825,605  $  12,092,724
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

                                                                                DECEMBER 31, 1996
                                                            ----------------------------------------------------------
                                                                 AVAILABLE FOR SALE             HELD TO MATURITY
                                                            ----------------------------  ----------------------------

                                                                AMORTIZED         MARKET      AMORTIZED         MARKET
                                                                     COST          VALUE           COST          VALUE
                                                            -------------  -------------  -------------  -------------
Maturing
Within one year...........................................  $     500,000  $     499,915  $   3,079,654  $   3,086,173
Over one to five years                                         15,842,485     15,752,232      5,621,891      5,670,572
Over five to ten years....................................     20,217,073     20,234,953      4,617,729      4,711,074
Over ten years............................................      7,479,370      7,512,075      2,164,428      2,233,464
Mortgage backed securities................................     22,323,913     22,439,662        832,114        835,896
                                                            -------------  -------------  -------------  -------------
                                                            $  66,362,841  $  66,438,837  $  16,315,816  $  16,537,179
                                                            -------------  -------------  -------------  -------------
                                                            -------------  -------------  -------------  -------------

    At December 31, 1997 and 1996, securities with a cost basis of $10,548,160 (market value of $10,561,905), and $7,789,478 (market value of $7,836,567) were pledged as collateral for government deposits and for securities sold under repurchase agreements.

    In 1997, 1996, and 1995, the Company realized gains on sales of securities of $193,580, $63,467, and $40,585, respectively, and losses of $18,203, $6,563, and $38,307 on securities sales. Income taxes on net security gains were $67,731, $21,976, and $880 in 1997, 1996, and 1995, respectively.

                       CARROLLTON BANCORP AND SUBSIDIARY

4. LOANS

    Major classifications of loans are as follows:

                                                                                        1997            1996
                                                                                   --------------  --------------
Real estate
  Residential....................................................................  $   97,681,753  $   82,576,975
  Commercial.....................................................................      34,247,855      30,761,597
  Construction and land development..............................................       1,862,298       1,942,861
Demand and time..................................................................      22,586,144      19,937,561
Lease financing..................................................................       3,872,327       3,365,075
Installment and credit card......................................................      10,583,871      13,410,083
                                                                                   --------------  --------------
                                                                                      170,834,248     151,994,152
Allowance for loan losses........................................................       2,302,981       2,241,148
                                                                                   --------------  --------------
Loans, net.......................................................................  $  168,531,267  $  149,753,004
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    The Bank makes loans to customers located primarily in the central Maryland region. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

    The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year............................  $84,013,124  $73,611,421
Maturing over one to five years..................................   41,563,765   39,672,657
Maturing over five years.........................................   45,257,359   38,710,074
                                                                   -----------  -----------
                                                                   $170,834,248 $151,994,152
                                                                   -----------  -----------
                                                                   -----------  -----------

    Loan balances have been adjusted by the following deferred amounts:

Deferred origination costs and premiums..............................  $1,458,422 $1,020,526
Deferred origination fees and unearned discounts.....................   (918,322) (1,009,019)
                                                                       ---------- ----------
Net deferred (fees) costs............................................  $ 540,100  $  11,507
                                                                       ---------- ----------
                                                                       ---------- ----------



    Transactions in the allowance for loan losses were as follows:

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Beginning balance.......................................................  $  2,241,148  $  2,243,472  $  1,931,345
Provision charged to operations.........................................       240,000       187,500       --
Recoveries..............................................................        79,602        81,739       484,502
                                                                          ------------  ------------  ------------
                                                                             2,560,750     2,512,711     2,415,847
Loans charged off.......................................................       257,769       271,563       172,375
                                                                          ------------  ------------  ------------
Ending balance..........................................................  $  2,302,981  $  2,241,148  $  2,243,472
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                   CARROLLTON BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LOANS (CONTINUED)

    At December 31, 1997, 1996, and 1995, the accrual of interest has been discontinued on loans of $357,621, $84,312, and $447,073, respectively. The amount of interest income that would have been recorded in 1997, 1996 and 1995 on non-accrual loans if those loans had been handled in accordance with their contractual terms totaled $36,312, $10,339 and $34,479. The amount of interest income actually recorded on non-accrual loans totaled $28,576, $6,880 and $13,068 for 1997, 1996 and 1995, respectively.

    At December 31, 1997 and 1996, the Company had impaired loans amounting to $408,565 and $812,072, respectively, that were classified as impaired because they had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $412,915, $828,155 and $842,041 in 1997, 1996 and 1995, respectively. The Company has not provided for a specific allowance for impaired loans. During 1997, 1996 and 1995, the Company received total payments on impaired loans amounting to $53,947, $121,910 and $101,768, respectively. Of these amounts, $49,698, $101,688, and $84,724 was recorded as interest income for 1997, 1996 and 1995, respectively. The remainder was applied to reduce principal.

    Amounts past due 90 days or more, excluding nonaccrual loans are as follows:

                                                                                 1997         1996         1995
                                                                              ----------  ------------  ----------
Mortgage....................................................................  $  263,059  $      --     $   83,767
Demand and time.............................................................      --            30,604      10,944
Installment and credit card.................................................       5,872        32,384      27,182
                                                                              ----------  ------------  ----------
                                                                              $  268,931  $     62,988  $  121,893
                                                                              ----------  ------------  ----------
                                                                              ----------  ------------  ----------

5. CREDIT COMMITMENTS

    Outstanding loan commitments, unused lines and letters of credit were as follows:

                                                                                         1997           1996
                                                                                     -------------  -------------
Loan commitments
  Mortgage loans...................................................................  $   4,726,038  $     910,400
  Construction and land development................................................      2,339,201      4,636,931
  Commercial loans.................................................................      3,952,974      2,070,000
  Installment loans................................................................      1,165,040        235,640
                                                                                     -------------  -------------
                                                                                     $  12,183,253  $   7,852,971
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Unused lines of credit
  Home equity lines................................................................  $  50,636,921  $  36,027,020
  Commercial lines.................................................................     10,506,283     11,993,901
  Unsecured consumer lines.........................................................      3,219,138      2,508,658
                                                                                     -------------  -------------
                                                                                     $  64,362,342  $  50,529,579
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Letters of credit..................................................................  $   1,416,000  $     927,947
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                   CARROLLTON BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. CREDIT COMMITMENTS (CONTINUED)

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

6. RELATED PARTY TRANSACTIONS

    The Company's executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. At December 31, 1997, 1996 and 1995, the amounts of such loans outstanding were $2,776,990, $6,031,967, and $5,849,790, respectively. During 1997, 1996 and 1995, additions to loans outstanding were $1,194,850, $1,066,260, and $3,492,140, respectively, and repayments of loans were $4,449,827, $884,083, and $4,353,904.

7. BANK PREMISES AND EQUIPMENT

    A summary of bank premises and equipment is as follows:

                                                                                            1997          1996
                                                                                        ------------  ------------
Land and improvements.................................................................  $    464,474  $    464,474
Bank buildings........................................................................     2,484,216     1,759,509
Leasehold improvements................................................................     2,864,581     2,698,934
Equipment and fixtures................................................................     6,785,462     5,764,215
                                                                                        ------------  ------------
                                                                                          12,598,733    10,687,132
Accumulated depreciation and amortization.............................................     6,625,530     5,818,663
                                                                                        ------------  ------------
                                                                                        $  5,973,203  $  4,868,469
                                                                                        ------------  ------------
                                                                                        ------------  ------------


    Depreciation and amortization of bank premises and equipment was $841,833, $678,786, and $557,757 for 1997, 1996, and 1995, respectively. Amortization of intangible assets, excluding amortization of deposit premiums, was $33,617, $31,390 and $30,005, for 1997, 1996, and 1995, respectively.

    The Company increased the depreciable life of ATM machines in March, 1997 from five to ten years based on its actual experience. This change reduced depreciation expense that would have been recorded in 1997 on ATM machines by $114,000. In addition, at December 31, 1997, the Company has a commitment to purchase equipment for its proof operations which amounts to $535,000.

                   CARROLLTON BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. DEPOSITS

    Major classifications of interest-bearing deposits are as follows:

                                                                                        1997            1996
                                                                                   --------------  --------------
NOW and SuperNOW.................................................................  $   29,091,540  $   26,323,859
Money market.....................................................................      55,292,824      58,817,398
Savings..........................................................................      43,418,402      44,714,354
Certificates of deposit of $100,000 or more......................................      12,181,703       6,882,212
Other time deposits..............................................................      61,059,609      58,817,661
                                                                                   --------------  --------------
                                                                                   $  201,044,078  $  195,555,484
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    Certificates of deposit of $100,000 or more mature as follows:

Three months or less......................................  $9,632,870  $ 2,097,388
Over three through twelve months..........................   1,822,548    3,740,304
Over one to five years....................................     726,285    1,044,520
                                                            -----------   ---------
                                                            $12,181,703  $6,882,212
                                                            -----------  ----------
                                                            -----------  ----------


    Interest expense associated with certificates of deposit of $100,000 or more was $453,459, $388,157, and $356,796 for the years ended December 31, 1997,
1996, and 1995, respectively.

    Other time deposits mature as follows:

Maturing within one year...........................................  $48,587,645   $44,114,096
Maturing over one to five years....................................   12,137,806    14,420,710
Maturing over five years...........................................      334,158       282,855
                                                                     -----------   -----------
                                                                     $61,059,609   $58,817,661
                                                                     -----------   -----------
                                                                     -----------   -----------

9. BRANCH ACQUISITION

    On June 23, 1995, the Company acquired a branch office from First Union National Bank of Maryland. This branch had total deposits at the date of acquisition of $22,765,077. The Company also acquired related real estate and equipment of $530,000 and loans of $17,303. The deposit premium of $1,847,663 is being amortized using the straight line method over 15 years. Amortization expense recorded amounted to $123,180 for both 1997 and 1996, respectively, and $61,590 for 1995. The remaining unamortized balance at December 31, 1997 was $1,539,713. This amount is included in other assets in the Consolidated Balance Sheet.

                   CARROLLTON BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. BORROWINGS

    Federal funds purchased and securities sold under agreements to repurchase represent both transactions with customers for correspondent or commercial account cash management services, and borrowings by the Company under lines of credit with other institutions. The transactions with customers are overnight borrowing arrangements with interest rates discounted from the federal funds sold rate. Securities underlying the customer repurchase agreements are maintained in the Company's control. Additional information is as follows:

                                                                            1997           1996          1995
                                                                        -------------  ------------  ------------
Total outstanding at period end.......................................  $  11,024,441  $  5,296,743  $  3,203,849
Average amount outstanding during period..............................      7,098,332     4,731,779     3,862,087
Maximum amount outstanding at any month end...........................     11,024,441     9,254,123     4,019,026
Weighted average interest rate at period end..........................           4.82%         4.64%         4.97%
Weighted average interest rate for the period.........................           4.56%         4.80%         4.63%

    Notes payable--U.S. Treasury are Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve Bank on a periodic basis. The Company pays interest on these deposits at a slight discount to the federal funds sold rate.

    Advances from the Federal Home Loan Bank (FHLB) of Atlanta amounted to $9,000,000 and $5,000,000 at December 31, 1997 and 1996, respectively. Advances averaged $8,282,192 and $2,986,339 for 1997 and 1996, respectively, with weighted average costs of 5.75% for 1997 and 5.57% for 1996. At December 31, 1997, the advances carried a weighted average interest rate of 5.83%, and matured at various dates through September 24, 2002. At December 31, 1996, the advances carried a weighted average interest rate of 5.61% and matured within one year. The Bank has a total available secured line of $30 million with the FHLB for which the Bank granted the FHLB a blanket security interest in its residential first mortgage loans.

    As noted above, the Company borrows under available unsecured federal funds lines of credit of $7 million and secured lines of credit of $6 million with other institutions. The balance outstanding under these lines was $4,500,000 at December 31, 1997. These lines were unused at December 31, 1996.

                        CARROLLTON BANCORP AND SUBSIDARY

11. OTHER OPERATING EXPENSES

    Other operating expenses include the following:

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
ATM services............................................................  $  1,272,969  $    762,617  $    374,439
Data processing services................................................       551,878       488,465       478,453
Professional services...................................................       133,749       119,643       173,018
Marketing...............................................................       280,733       343,535       309,130
Printing, stationery, and supplies......................................       260,121       284,912       252,429
Credit card.............................................................       577,500       238,268       144,668
Telephone...............................................................       128,871       120,437       123,881
Liability insurance.....................................................        91,357        78,064        73,196
FDIC assessment.........................................................        27,893         2,000       197,272
Postage and freight.....................................................       167,828       149,200       131,032
Directors' fees.........................................................       116,126        97,239        90,090
Deposit premium amortization............................................       123,180       123,180        61,590
Other...................................................................     1,150,229       818,688       597,716
                                                                          ------------  ------------  ------------
                                                                          $  4,882,434  $  3,626,248  $  3,006,914
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

12. CAPITAL STANDARDS

    The Federal Reserve Board and the Federal Deposit Insurance Corporation
(FDIC) have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 1997 and 1996, the capital ratios and minimum capital requirements are as follows.

                                                                                CAPITAL                   TO BE WELL
                                                      ACTUAL                    ADEQUACY                 CAPITALIZED
                                             ------------------------  --------------------------  ------------------------
                                                AMOUNT        RATIO       AMOUNT         RATIO        AMOUNT        RATIO
                                             -------------  ---------  -------------     -----     -------------  ---------
December 31, 1997
Total Capital
(to risk-weighted assets)..................  $  29,564,359      17.14% $  13,796,196    Greater    $  17,245,245   Greater
                                                                                        than or                    than or
                                                                                         equal                      equal
                                                                                        to 8.0%                    to 10.0%

Tier 1 Capital
(to risk-weighted assets)..................  $  27,408,699      15.89% $   6,898,098    Greater    $  10,347,147   Greater
                                                                                        than or                    than or
                                                                                         equal                      equal
                                                                                        to 4.0%                    to 6.0%
Tier 1 Capital
(to average assets)........................  $  27,408,699       9.54% $  11,490,592    Greater    $  14,363,240   Greater
                                                                                        than or                    than or
                                                                                         equal                      equal
                                                                                        to 4.0%                    to 5.0%

                        CARROLLTON BANCORP AND SUBSIDARY

December 31, 1996
Total Capital
(to risk-weighted assets)..................  $  28,180,322      18.01% $  12,516,560   Greater     $  15,645,700  Greater
                                                                                       than or                    than or
                                                                                        equal                      equal
                                                                                       to 8.0%                    to 10.0%

Tier 1 Capital
(to risk-weighted assets)..................  $  26,224,609      16.76% $   6,258,280    Greater  $   9,387,420    Greater
                                                                                       than or                    than or
                                                                                        equal                      equal
                                                                                       to 4.0%                    to 6.0%

Tier 1 Capital
(to average assets)........................  $  26,224,609      10.05% $  10,436,146   Greater  $  13,045,183     Greater
                                                                                       than or                    than or
                                                                                        equal                      equal
                                                                                       to 4.0%                    to 5.0%


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

13. PENSION PLANS

    The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee's highest average rate of earnings for the three consecutive years during the last five full years before retirement. The Company's funding policy is to contribute annually the amount recommended by the Plan's independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company. Approximately 69% of the trust assets are invested in an immediate participation guarantee fund, and the balance is invested in equity funds.

                        CARROLLTON BANCORP AND SUBSIDARY

    The following table sets forth the financial status of the plan:

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Accumulated benefit obligation
  Vested................................................................  $  4,169,435  $  3,719,484  $  3,726,634
  Nonvested.............................................................        95,399        60,781        76,432
                                                                          ------------  ------------  ------------
                                                                          $  4,264,834  $  3,780,265  $  3,803,066
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Plan assets at fair value...............................................  $  5,021,786  $  4,288,052  $  3,846,702
Projected benefit obligation............................................     5,707,644     4,888,812     4,942,444
                                                                          ------------  ------------  ------------
Plan assets (less than) projected benefit obligation....................      (685,858)     (600,760)   (1,095,742)
Prior service cost......................................................       353,885       404,950       456,015
Unrecognized net loss...................................................       595,081       388,935       828,070
Unamortized net asset from transition...................................       (99,462)     (145,941)     (192,420)
                                                                          ------------  ------------  ------------
(Accrued) prepaid pension expense.......................................  $    163,646  $     47,184  $     (4,077)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Assumptions used in measuring the projected benefit obligation were as follows:
  Discount rates........................................................          7.25%         7.75%         7.25%
  Rates of increase in compensation levels..............................          5.50%         5.50%         5.50%
  Long-term rate of return on assets....................................          9.00%         9.00%         9.00%
Net pension expense includes the following components:
  Service cost..........................................................  $    262,076  $    211,181  $    153,123
  Interest cost.........................................................       372,592       351,902       328,026
  Actual return on assets...............................................      (375,427)     (337,765)     (306,394)
  Net amortization and deferral.........................................         4,586        29,675         4,586
                                                                          ------------  ------------  ------------
  Net pension expense...................................................  $    263,827  $    254,993  $    179,341
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. The Company's contributions to this plan, included in expenses, were $72,205, $63,542 and $53,734, for 1997, 1996, and
1995, respectively.

14. CONTINGENCIES

    The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

                        CARROLLTON BANCORP AND SUBSIDARY

15. INCOME TAXES

    The components of income tax expense are as follows:

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Current
Federal......................................................................  $  407,013  $  540,934  $  476,530
State........................................................................      54,080     115,067     166,539
                                                                               ----------  ----------  ----------
                                                                                  461,093     656,001     643,069
Deferred.....................................................................     216,457     100,039     241,328
                                                                               ----------  ----------  ----------
                                                                               $  677,550  $  756,040  $  884,397
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

     The components of the deferred tax charge (benefits) were as follows:

Provision for loan losses ...................................................  $  (71,113) $ (72,412)  $     --
Deferred origination fees and costs..........................................     139,393      72,457     167,680
Deferred compensation plan...................................................      (8,139)    (12,497)     (8,700)
Depreciation.................................................................      94,002      73,331      26,054
Discount accretion...........................................................       1,449       2,107      (1,329)
Retirement benefits..........................................................      60,247      37,053      55,025
FHLB Stock dividends.........................................................      --          --           2,019
Ground rent losses...........................................................         618      --             579
                                                                               ----------  ----------  ----------
                                                                               $  216,457  $  100,039  $  241,328
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

     The components of the net deferred tax assets were as follows:

Deferred tax assets
  Allowance for loan losses..................................................  $  654,276  $  583,163  $  510,751
  Deferred origination fees and costs........................................      --          --          22,544
  Accrued retirement benefits................................................      --          15,123      52,176
  Deferred compensation plan.................................................     175,770     167,631     155,134
  Allowance for ground rent losses...........................................      53,501      54,119      54,119
                                                                               ----------  ----------  ----------
                                                                                  883,547     820,036     794,724
                                                                               ----------  ----------  ----------
Deferred tax liabilities
  Accrued retirement benefits................................................     (45,124)     --          --
  Deferred origination fees and costs........................................    (189,304)    (49,913)     --
  Unrealized gains on available for sale investment securities...............    (530,929)   (130,840)   (249,149)
  Depreciation...............................................................    (193,386)    (99,385)    (26,054)
  Discount accretion.........................................................     (14,890)    (13,440)    (11,333)
  FHLB Stock dividends.......................................................      (2,019)     (2,019)     (2,019)
                                                                               ----------  ----------  ----------
                                                                                 (975,652)   (295,597)   (288,555)
                                                                               ----------  ----------  ----------
Net deferred tax asset (liability) .................................            $ (92,105) $  524,439  $  506,169
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                       CARROLLTON BANCORP AND SUBSIDIARY

    The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

                                                                                                 1997        1996       1995
                                                                                              ----------  ---------  ---------
Statutory federal income tax rate...........................................................       34.0%      34.0%      34.0%
Increase (decrease) resulting from:
  Tax-exempt income.........................................................................      (12.8)     (10.0)      (7.2)
  State income taxes, net of federal income tax benefit.....................................        2.2        3.0        4.6
Other.......................................................................................         .7         .2         .4
                                                                                              ----------  ---------  ---------
                                                                                                   24.1%      27.2%      31.8%
                                                                                              ----------  ---------  ---------
                                                                                              ----------  ---------  ---------

16. LEASE COMMITMENTS

    The Company leases various branch and general office facilities to conduct its operations. The leases have remaining terms which range from a period of 11 months to 16 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

    The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $675,283, $634,376, and $604,187 for 1997, 1996, and 1995,
respectively.

    Lease obligations will require rent payments as follows:

     PERIOD                             MINIMUM RENTALS
---------------------------             ----------------
    1998                                $    659,767
    1999                                     513,504
    2000                                     468,849
    2001                                     419,659
    2002                                     386,337
Remaining years                            2,464,274
                                         -----------------
                                        $  4,912,390
                                         -----------------
                                         -----------------

                       CARROLLTON BANCORP AND SUBSIDIARY

17. PARENT COMPANY FINANCIAL INFORMATION

    The balance sheets for 1997 and 1996 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 1997, 1996, and 1995, are presented below:

                                                 BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                                              1997           1996
-----------------------------------------------------------------------------------  -------------  -------------
Assets
  Cash.............................................................................  $      26,098  $         275
  Interest-bearing deposits in subsidiary..........................................        285,983        576,635
  Investment in subsidiary.........................................................     25,955,896     24,867,282
  Investment securities available for sale.........................................      3,659,917      2,723,916
  Other assets.....................................................................         19,869            483
                                                                                     -------------  -------------
                                                                                     $  29,947,763  $  28,168,591
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Liabilities and Shareholders' Equity
  Liabilities......................................................................  $     155,529  $      98,141
Shareholders' Equity
  Common Stock.....................................................................     14,542,880     13,947,470
  Surplus..........................................................................      8,594,145      6,973,666
  Retained earnings................................................................      5,811,387      6,941,366
  Net unrealized holding gains on available for sale securities....................        843,822        207,948
                                                                                     -------------  -------------
                                                                                        29,792,234     28,070,450
                                                                                     -------------  -------------
                                                                                     $  29,947,763  $  28,168,591
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                               STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                                       1997          1996          1995
------------------------------------------------------------------------  ------------  ------------  ------------
Income
  Dividends from subsidiary.............................................  $  1,370,657  $    670,631  $    644,173
  Interest and dividends................................................       126,014        83,954       111,895
  Security gains........................................................       142,363        39,377       --
                                                                          ------------  ------------  ------------
                                                                             1,639,034       793,962       756,068
Expenses................................................................        83,464        66,161        58,423
                                                                          ------------  ------------  ------------
Income before income taxes and equity in undistributed net income of
  subsidiary............................................................     1,555,570       727,801       697,645
Income tax expense......................................................        40,381         8,585           820
                                                                          ------------  ------------  ------------
                                                                             1,515,189       719,216       696,825
Equity in undistributed net income of subsidiary........................       624,303     1,309,207     1,196,494
                                                                          ------------  ------------  ------------
Net income..............................................................  $  2,139,492  $  2,028,423  $  1,893,319
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                       CARROLLTON BANCORP AND SUBSIDIARY

17. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                               STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                                       1997         1996          1995
------------------------------------------------------------------------  ------------  -----------  ------------
Cash flows from operating activities
  Cash dividends from subsidiary........................................  $  1,370,657  $   670,631  $    644,173
  Interest and dividends received.......................................       107,107       44,577       111,895
  Cash paid to suppliers................................................       (83,909)     (32,241)      (49,601)
  Income taxes (paid) refunded..........................................       (90,974)      (9,612)       (7,628)
                                                                          ------------  -----------  ------------
                                                                             1,302,881      673,355       698,839
                                                                          ------------  -----------  ------------
Cash flows from investing activities
  Net (increase) decrease in interest-bearing deposits..................       290,652    1,033,117        34,132
  Proceeds from sales of securities available for sale..................       492,636       68,008       --
  Purchases of securities available for sale............................    (1,006,764)  (1,191,238)     (358,630)
                                                                          ------------  -----------  ------------
                                                                              (223,476)     (90,113)     (324,498)
                                                                          ------------  -----------  ------------
Cash flows from financing activities
  Dividends paid........................................................      (750,350)    (587,967)     (542,729)
  Common stock repurchase and retirement................................      (303,232)     --           (459,140)
                                                                          ------------  -----------  ------------
                                                                            (1,053,582)    (587,967)   (1,001,869)
                                                                          ------------  -----------  ------------
Net (decrease) increase in cash.........................................        25,823       (4,725)     (627,528)
Cash at beginning of year...............................................           275        5,000       632,528
                                                                          ------------  -----------  ------------
Cash at end of year.....................................................  $     26,098  $       275  $      5,000
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------
Reconciliation of net income to net cash provided by operating activities
Net income..............................................................  $  2,139,492  $ 2,028,423  $  1,893,319
Adjustments to reconcile net income to net cash provided by operating activities
  Equity in undistributed income of subsidiary..........................      (624,303)  (1,309,207)   (1,196,494)
  Security gains........................................................      (142,363)     (39,377)           --
  Amortization of organization costs....................................            --           --         3,847
  Decrease (increase) in accounts receivable............................       (19,386)        (483)           --
  Increase (decrease) in accounts payable...............................       (50,559)      (6,001)       (1,833)
                                                                          ------------  -----------  ------------
                                                                          $  1,302,881  $   673,355  $    698,839
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------

                                       F-22

                       CARROLLTON BANCORP AND SUBSIDIARY

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



                                                         DECEMBER 31, 1997               DECEMBER 31, 1996
                                                 ------------------------------   -------------------------------
                                                  CARRYING AMOUNT    FAIR VALUE    CARRYING AMOUNT    FAIR VALUE
                                                 ----------------  -------------  ----------------  -------------
Financial assets
  Cash and due from banks......................   $   25,063,180   $  25,063,180   $   20,391,197   $  20,391,197
  Federal funds sold...........................         --              --                700,000         700,000
  Investment securities (total)................       83,607,628      83,874,747       86,277,768      86,499,131
  Loans, net...................................      168,531,267     169,305,234      149,753,004     149,408,516
  Accrued interest receivable..................        2,147,801       2,147,801        1,956,674       1,956,674
Financial liabilities
  Noninterest-bearing deposits.................   $   33,426,327   $  33,426,327   $   30,229,596   $  30,229,596
  Interest-bearing deposits....................      201,044,078     202,019,117      195,555,484     196,738,850
  Federal funds purchased......................        5,265,753       5,265,753        1,949,809       1,949,809
  Notes payable--U.S. Treasury.................        2,706,255       2,706,255        1,646,478       1,646,478
  Securities sold under agreements to
    repurchase.................................        5,758,688       5,758,688        3,346,934       3,346,934
  Advances from the Federal Home Loan Bank.....        9,000,000       8,870,702        5,000,000       5,001,524
  Accrued interest payable.....................          204,617         204,617          207,666         207,666

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

    The fair value of advances from the Federal Home Loan Bank is estimated based on interest rates currently offered for advances of similar remaining terms.

    It is not practicable to estimate the fair value of outstanding loan commitments, unused lines, and letters of credit.

                       CARROLLTON BANCORP AND SUBSIDIARY

19. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Year Ended December 31, 1997:

                                                    FIRST QUARTER  SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER
                                                    -------------  --------------  -------------  --------------
Interest income...................................  $   4,602,900   $  4,823,428    $ 5,039,018    $  5,128,236
Interest expense..................................     (2,111,845)    (2,178,463)    (2,303,541)     (2,381,963)
                                                    -------------  --------------  -------------  --------------
Net interest income...............................      2,491,055      2,644,965      2,735,477       2,746,273
Provision for loan losses.........................        (60,000)       (60,000)       (60,000)        (60,000)
Security gains (losses)...........................         28,885         72,349         32,566          41,577
Other income......................................      1,186,521      1,312,812      1,478,922       1,420,867
Operating expenses................................     (2,981,579)    (3,124,891)    (3,338,212)     (3,690,545)
                                                    -------------  --------------  -------------  --------------
Income before taxes...............................        664,882        845,235        848,753         458,172
Tax provision.....................................       (161,882)      (230,528)      (221,163)        (63,977)
                                                    -------------  --------------  -------------  --------------
Net income........................................  $     503,000   $    614,707    $   627,590    $    394,195
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
Earnings per share................................          $0.34          $0.42          $0.43           $0.27
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
Cash dividends per share..........................          $0.12          $0.12          $0.13           $0.13
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
Market prices: high...............................         $23.23         $27.63         $28.35          $34.78
               low................................         $20.42         $22.15         $24.77          $27.87
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------

Year Ended December 31, 1996:

                                                    FIRST QUARTER  SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER
                                                    -------------  --------------  -------------  --------------
Interest income...................................  $   4,435,346   $  4,574,015    $ 4,726,666    $  4,782,878
Interest expense..................................     (2,036,747)    (2,083,151)    (2,235,035)     (2,193,809)
                                                    -------------  --------------  -------------  --------------
Net interest income...............................      2,398,599      2,490,864      2,491,631       2,589,069
Provision for loan losses.........................        (35,000)       (37,500)       (55,000)        (60,000)
Security gains (losses)...........................          2,839         14,688         39,377              --
Other income......................................        690,012        761,596      1,165,262       1,146,367
Operating expenses................................     (2,356,315)    (2,571,216)    (2,867,069)     (3,023,741)
                                                    -------------  --------------  -------------  --------------
Income before taxes...............................        700,135        658,432        774,201         651,695
Tax provision.....................................       (214,861)      (168,774)      (210,161)       (162,244)
                                                    -------------  --------------  -------------  --------------
Net income........................................  $     485,274   $    489,658    $   564,040    $    489,451
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
Earnings per share................................          $0.33          $0.33          $0.39           $0.33
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
Cash dividends per share..........................          $0.10          $0.10          $0.10           $0.11
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------
Market price: high................................         $23.60         $23.37         $23.60          $21.78
              low.................................         $22.01         $22.01         $19.97          $19.51
                                                    -------------  --------------  -------------  --------------
                                                    -------------  --------------  -------------  --------------

All earnings per share amounts have been adjusted to reflect the 5% stock dividend declared in January, 1998.

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

                                    PART III

       ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       The Directors and Executive Officers of the Corporation are as follows:

DIRECTORS WHOSE TERMS EXPIRE IN 1998

Dallas R. Arthur.......... Mr. Arthur, age 53, has served as a director of
Carrollton Bank, a Maryland state chartered commercial bank, and the principal subsidiary of the Company (the "Bank"), and the Company since October 1991. He has been President of both the Company and the Bank since October 1993, and Chief Executive Officer of both the Company and the Bank since February 1994. Mr. Arthur was Executive Vice President of the Bank from October 1991 until October 1993. Mr Arthur has been with the Bank since 1964.

C. Edward Hoerichs.......... Mr. Hoerichs, age 86, has served as a director of the Bank since 1970 and of the Company since its inception in 1990. He is the founder of Edward Hoerichs & Sons, Inc., a mechanical contracting firm, and was its President from 1975 to its dissolution in 1993.


Allen Quille.......... Mr. Quille, age 78, has served as a director of the
Bank since 1976 and of the Company since its inception in 1990. He has been President of Quille's Parking, Inc. since 1933. Mr. Quille has also been Secretary of Quille-Crown Parking of Maryland since 1983, and Secretary of The Forum Caterers since 1983. (1)


John Paul Rogers.......... Mr. Rogers, age 62, has served as a director of the Bank since 1970 and of the Company since its inception in 1990. Mr. Rogers has been Chairman of the Bank since February 1994. He was a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, from 1970 until December 1992. Mr. Rogers was senior title officer of The Security Title Guarantee Corporation of Baltimore from May 1991 until December 1992, having served as President from March 1989 until May 1991, and as Executive Vice President from March 1970 until March 1989. He is a Director of Maryland Mortgage Company and The Security Title Guarantee Corporation of Baltimore. He is the brother of William C. Rogers, Jr., a director of the Bank and the Company.

DIRECTORS WHOSE TERMS EXPIRE IN 1999

    Steven K. Breeden Mr. Breeden, age 39, has served as a director of the Bank since June 1994, and of the Company since October 1995. Mr. Breeden is currently
Vice President and Secretary of Security Development Corporation, a real estate development company, a position he has held for the past five years. (2)


David L. Costello, III.......... Mr. Costello, age 46, has been a director of the Company since February 1994. Mr. Costello is not a director of the Bank. Mr. Costello has been Senior Vice President and Chief Financial Officer of the Bank since June 1994 and previously was Vice President-Finance and Chief Financial Officer of the Bank since July 1993. Mr. Costello has served as Treasurer of the Company since October 1993.


Samuel M. Dell, Jr........... Mr. Dell, age 89, has served as a director of the Bank since 1974 and of the Company since its inception in 1990. He is the founder of Crest Contracting Company, Inc., and has been its President and Treasurer since 1948. Mr. Dell is also the founder of Carrollton Equipment Company, and has been a partner of Dellcrest Realty Company, a real estate investment partnership, since 1977.


Leo A. O'Dea.......... Mr. O'Dea, age 67, has served as a director of the
Bank since 1983 and of the Company since its inception in 1990. Mr. O'Dea was elected Chairman of the Company in February 1994. He was President of Hamilton & Spiegel, Inc., a sheet metal contractor, from 1979 until his retirement in 1997. (2)

DIRECTORS WHOSE TERMS EXPIRE IN 2000

Albert R. Counselman.......... Mr. Counselman, age 49, has served as a director of the Bank since April 1985, and of the Company since its inception in 1990. He has been President of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm, since September 1987, and served in various executive positions with that firm from 1972 to September 1987. (1)

John P. Hauswald.......... Mr. Hauswald, age 75, has served as a director of the Bank since 1964 and of the Company since its inception in 1990. He was, until his retirement in October 1989, President of The Hauswald Bakery. Since October 1989, he has been President of The Hauswald Company, Inc. (1) (2)


Samuel D. Miller.......... Mr. Miller, age 59, has served as a director of the Bank and the Company since December 1992. He has been Executive Vice President of the Bank since June 1994. Previously Mr. Miller had been Senior Vice President and Cashier of the Bank. Mr. Miller has been with the Bank since 1970.


William C. Rogers, Jr........... Mr. Rogers, age 71, has served as a director of the Bank since 1955 and of the Company since its inception in 1990. He has been a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, since 1970. He has been Chairman of the Board of The Security Title Guarantee Corporation of Baltimore since 1970 and a director since 1952, and was President from 1970 until March 1989. Mr. Rogers is President of Maryland Mortgage Company where he has been a director since 1953. He is also President of Moreland Memorial Park Cemetery, Inc. where he has been a director since 1959. He is the brother of John Paul Rogers, a director of the Bank and the Company.

------------------------

(1) --Member of the Audit Committee

(2) --Member of the Compensation Committee

               OTHER EXECUTIVE OFFICERS AND DIRECTORS OF THE BANK

Certain information regarding directors and significant employees of the Bank other than those previously mentioned is set forth below.


Robert A. Altieri.......... Mr. Altieri, age 36, has been Senior Vice
President--Lending of the Bank since June 1994 and previously was Vice President--Commercial Lending since September 1991. He was Vice
President--Commercial Lending of Suburban Bank of Virginia, N.A. from January 1989 until August 1991.


Edward R. Bootey.......... Mr. Bootey, age 51, has been Senior Vice
President--Automation & Technology since October, 1995, and was Senior Vice President--Operations of the Bank from June 1994 to October 1995. Mr. Bootey previously was Vice President--Operations since January 1991. He served as Assistant Vice President--Operations from December 1987 until January 1991.


Jeffrey E. Brown.......... Mr. Brown, age 56, has been Vice
President--Consumer Lending of the Bank since July 1991, and was Assistant Vice President--Consumer Lending from March 1990 until July 1991. He was Vice President--Consumer Lending of Sharon Federal Savings Bank, F.S.B. from August 1988 until March 1990, and served in various management positions with the Bank of Baltimore from March 1968 to August 1988.

Dr. Thelma T. Daley.......... Dr. Daley, age 66, has been a director of the
Bank since November 1995. Dr. Daley is not a director of the Company. Dr. Daley retired as the Coordinator of Counseling and Guidance for The Baltimore County Board of Education.

BOARD COMMITTEES

The Board of Directors of the Company met nine times and the Board of Directors of the Bank met 25 times during the year ended December 31, 1997. The Board of Directors of the Bank meets twice a month. No director attended fewer than 75% of the total number of meetings of both Boards and committees to which they were assigned during the year ended December 31, 1997.

As of the date of this report, the Board of Directors does not have a standing nominating committee.

The Audit Committee held four meetings during 1997. Its current members are Messrs. Counselman, Hauswald and Quille. Only nonemployee directors are eligible to serve on the Audit Committee. The duties of the Audit Committee include reviewing the annual financial statements of the Company and the scope of the independent annual audit and internal audits. It also reviews the independent accountant's letter to management concerning the effectiveness of the Company's internal financial and accounting controls and management's response to that letter. In addition, the Committee reviews and recommends to the Board the firm to be engaged as the Company's independent accountants. The Committee may also examine and consider other matters relating to the financial affairs of the Company as it determines appropriate.

The Compensation Committee met six times during 1997. Its current members are Messrs. Breeden, Hauswald, and O'Dea. The purpose of the Compensation Committee is to review and approve major compensation and benefit policies of the Company and the Bank. In addition, the committee recommends to the Board the compensation to be paid to all officers of the Bank.

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

                        ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or allocated for services rendered to the Company in all capacities during the years ended December 31, 1995, 1996 and 1997 to the chief executive officer of the Company. The compensation of the other members of executive management is not required to be provided because the base compensation of each of such individuals does not exceed $100,000.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                                                           YEAR     SALARY ($)    BONUS ($)
----------------------------------------------------------------------------------------------------------------------
Dallas R. Arthur,.................................................................       1997  $  119,911    $     -0-
President and Chief                                                                      1996     109,140          -0-
Executive Officer                                                                        1995     103,000          -0-

DIRECTORS' FEES

Directors who are not employees of the Bank receive a monthly fee of $790 for Board meetings, and $150 per committee meeting attended. The Chairman of the Board of the Bank receives a monthly fee of $990. Directors do not receive additional fees for their service as directors of the Company. Employee directors are not compensated for attendance at Board meetings.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of December 31, 1997, certain information concerning shares of the Common Stock of the Company beneficially owned by (i) the chief executive officer of the Company; (ii) all directors and nominees for directors of the Company and the Bank; (iii) all directors and officers of the Company and the Bank as a group; and (iv) other significant shareholders.


                                                                AMOUNT AND NATURE OF     PERCENT OF CLASS
           NAME AND ADDRESS OF BENEFICIAL OWNER(1)             BENEFICIAL OWNERSHIP(1)         (1)
-------------------------------------------------------------  -----------------------  ------------------

DIRECTORS:
Dallas R. Arthur.............................................        2,150(2)                  *
Steven K. Breeden............................................        1,820                     *
David L. Costello III........................................        1,663                     *
Albert R. Counselman.........................................       11,710                     *
Thelma T. Daley..............................................           53                     *
Samuel M. Dell, Jr...........................................        7,087                     *
John P. Hauswald.............................................        5,621(3)                  *
C. Edward Hoerichs...........................................        2,127                     *
Samuel D. Miller.............................................        1,164(4)                  *
Leo A. O'Dea.................................................        5,341(5)                  *
Allen Quille.................................................        1,853                     *
John Paul Rogers.............................................       92,863(6)(8)             6.70%
William C. Rogers............................................      141,430(7)(8)(9)         10.21%
All Directors and Executive Officers of the Company as a
group (17 persons)...........................................      241,824                  17.46%
Other Significant Shareholder:

Edward Q. Rogers ............................................        69,446(10)               5.01%

------------------------

*   Less than 1%

(1) Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.

(2) Includes 1,300 shares owned jointly by Mr. Arthur and his wife. Excludes 465 shares owned by Mr. Arthur's wife.

(3) Includes 5,472 shares owned jointly by Mr. Hauswald and his wife. Excludes 5,019 shares owned by Mr. Hauswald's wife.

(4) Includes 938 shares owned jointly by Mr. Miller and his wife. Excludes 194 shares owned by Mr. Miller's wife.

(5)  Excludes 8,466 shares owned by Mr. O'Dea's wife.

(6) Includes 951 shares owned by a trust for the benefit of Elizabeth B. Seuferling, for which Mr. Rogers serves as trustee.

(7) Includes 22,157 shares owned by the Moreland Memorial Park Cemetery, Inc. Perpetual Care Fund and 2,191 shares owned by Moreland Memorial Park, Inc. Bronze Perpetual Care Fund, for which William C. Rogers, Jr. serves as a trustee.

(8) Includes 30,431 shares owned by The Security Title Guarantee Corporation of Baltimore and 4,337 shares owned by Maryland Mortgage Company, of which John Paul Rogers is a director, and of which William C. Rogers, Jr. is Chairman and President, respectively, as well as a director.

(9) Includes 61,238 shares owned jointly by Mr. Rogers and his wife and 20,466 shares owned by Mr. Rogers as trustee for the William E. Long Trust. Excludes 5,392 shares owned by Mr. Roger's wife.

(10) Includes 32,937 shares owned jointly by Mr. Rogers and his wife. Also includes 30,431 shares owned by The Security Title Guarantee Corporation of Baltimore and 4,337 shares owned by Maryland Mortgage Company, of which Mr. Rogers is a principal shareholder. Excludes 42,411 shares owned by Mr. Roger's wife which, if included, would result in Mr. Rogers beneficially owning a total of 111,857 shares or 8.07% of shares outstanding.

(11) All directors, executive officers and other significant shareholders may be contacted at the Company's corporate offices by addressing correspondence to the appropriate person, care of Carrollton Bancorp, 344 North Charles Street, Suite 300, Baltimore, Maryland 21201.

         ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past year the Bank has had banking transactions in the ordinary course of its business with: (i) its directors and nominees for directors;
(ii) its executive officers; (iii) its 5% or greater shareholders; (iv) members of the immediate family of its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1997, the balance of loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $2,776,990, which represented approximately 9.3% of the Company's equity capital accounts.

William C. Rogers, Jr., a director of both the Company and the Bank, is a partner of the law firm of Rogers, Moore and Rogers which performs legal services for the Company and its subsidiaries. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

Albert R. Counselman, a director of both the Company and the Bank, is President of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm through which the Company and the Bank place various insurance policies. The Company and the Bank paid total premiums for insurance policies placed by Riggs, Counselman, Michaels & Downes, Inc in 1997 of $88,077. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

                                   PART IV
              ITEM 13: EXHIBITS LIST and REPORTS ON FORM 8-K

a) List of Exhibits:


EXHIBIT NUMBER                                                DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------

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

------------------------

* Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

** Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.:0-23090).

b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CARROLLTON BANCORP

March 26, 1998                By:/s/ Dallas R. Arthur
                              Dallas R. Arthur
                              President and Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


                                  Principal Executive Officer

March 26, 1998                    By:/s/ Dallas R. Arthur
                                     ---------------------------
                                     Dallas R. Arthur
                                     President and Chief Executive Officer


                                  Principal Financial and Accounting Officer


March 26, 1998                    By:/s/ David L. Costello, III
                                     ---------------------------
                                     David L. Costello, III
                                     Treasurer


                                  Board of Directors


March 26, 1998                    /s/ Dallas R. Arthur
                                  ------------------------------
                                  Dallas R. Arthur
                                  Director


March 26, 1998                    /s/ Steven K. Breeden
                                  ------------------------------
                                  Steven K. Breeden
                                  Director

March 26, 1998                    /s/ David L. Costello, III
                                  ------------------------------
                                  David L. Costello, III
                                  Director


March 26, 1998                    /s/ Albert R. Counselman
                                  ------------------------------
                                  Albert R. Counselman
                                  Director


March 26, 1998                    /s/ Samuel M. Dell, Jr.
                                  ------------------------------
                                  Samuel M. Dell, Jr.
                                  Director


March 26, 1998                    /s/ John P. Hauswald
                                  ------------------------------
                                  John P. Hauswald
                                  Director


March 26, 1998                    /s/ C. Edward Hoerichs C.
                                  ------------------------------
                                  Edward Hoerichs
                                  Director


March 26, 1998                    /s/ Samuel D. Miller
                                  ------------------------------
                                  Samuel D. Miller
                                  Director


March 26, 1998                    /s/ Leo A. O'Dea
                                  ------------------------------
                                  Leo A. O'Dea
                                  Director


March 26, 1998                    /s/ Allen Quille
                                  ------------------------------
                                  Allen Quille
                                  Director


March 26, 1998                    /s/ John Paul Rogers
                                  ------------------------------
                                  John Paul Rogers
                                  Director


March 26, 1998                    /s/ William C. Rogers, Jr.
                                  ------------------------------
                                  William C. Rogers, Jr.
                                  Director

                           EXHIBIT INDEX


  EXHIBIT
  NUMBER                                      DESCRIPTION                                     SEQUENTIALLY NUMBERED PAGE
-----------  -----------------------------------------------------------------------------  -------------------------------
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

------------------------

* Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

** Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).