Form 10QSB
period 1998-03-31
CARROLLTON BANCORP
filed 1998-05-12
CIK 859222

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended   March 31, 1998
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
        For the transition period from ...........to...............

           Commission file number     0-23090
                                      -------

                               Carrollton Bancorp
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Maryland                                            52-1660951
----------------------------------                     --------------------
(State or other jurisdiction                           (IRS Employer
 of incorporation or organization)                      Identification No.)

         344 North Charles Street, Suite 300, Baltimore, Maryland 21201
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 536-4600
                           ---------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,452,689 common shares outstanding at May 9, 1998
--------------------------------------------------

           Transitional Small Business Disclosure Format (check one):
Yes       No    x
   ------    ------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        CONSOLIDATED BALANCE SHEETS

                           Carrollton Bancorp
                            and Subsidiary


                                                                   March 31,    December 31,
                                                                     1998          1997
                                                                   --------      --------
                                                                  (Unaudited)
Assets

Cash and due from banks                                         $ 28,770,895   $ 25,063,180

Federal funds sold                                                      --             --

Investment securities:

   Available for sale                                             67,836,239     71,782,023

   Held to maturity                                               10,173,685     11,825,605
    (approximate market value of $10,454,830 and $12,092,724)

Loans, less allowance for loan losses of                         182,888,709    168,531,267
   $2,169,290 and $2,302,981

Bank premises and equipment                                        6,885,578      5,973,203

Deferred income taxes                                                   --             --

Accrued interest receivable                                        2,088,546      2,147,801

Other assets                                                       2,886,499      2,584,313
                                                                ------------   ------------
                                                                $301,530,151   $287,907,392
                                                                ------------   ------------
                                                                ------------   ------------
Liabilities and Shareholders' Equity

Deposits

  Noninterest-bearing                                           $ 38,566,621   $ 33,426,327

  Interest-bearing                                               198,529,035    201,044,078
                                                                ------------   ------------
    Total deposits                                               237,095,656    234,470,405

Federal funds purchased and securities
  sold under agreements to repurchase                             14,459,740     11,024,441

Advances from the Federal Home Loan Bank                          17,000,000      9,000,000

Notes payable - U. S. Treasury                                       761,038      2,706,255

Accrued interest payable                                             207,653        204,617

Deferred income taxes                                                228,369         92,105

Other liabilities                                                  1,549,892        617,335
                                                                ------------   ------------
                                                                 271,302,348    258,115,158
                                                                ------------   ------------
Shareholders' equity
  Common stock, par value $10.00 per share;
   authorized 5,000,000 shares; issued
   and outstanding 1,452,689 and 1,454,275 shares                 14,526,890     14,542,750

  Surplus                                                          8,552,563      8,593,801

  Net unrealized holding gains on
   available for sale securities                                   1,060,391        843,822

  Retained earnings                                                6,087,959      5,811,861
                                                                ------------   ------------
                                                                  30,227,803     29,792,234
                                                                ------------   ------------


                                                                $301,530,151   $287,907,392
                                                                ------------   ------------
                                                                ------------   ------------


     Note: Balances at December 31, 1997 are derived from audited financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Carrollton Bancorp
                                 and Subsidiary


                                                             Quarter Ended March 31,
                                                                1998         1997
                                                             --------     --------
Interest income

   Interest and Fees on Loans                           $   3,748,849 $   3,277,053

   Interest and Dividends on Securities:

     Taxable interest income                                  863,228    1,008,902

     Nontaxable interest income                               282,978      239,978

     Dividends                                                 14,322       18,256

   Interest on Federal funds sold and
     other interest income                                     50,583       58,711

                                                            ----------   ----------
     Total interest income                                  4,959,960    4,602,900
                                                            ----------   ----------
Interest expense

   Deposits                                                 2,012,985    1,991,519

   Other                                                      317,611      120,326
                                                            ----------   ----------
    Total interest expense                                  2,330,596    2,111,845
                                                            ----------   ----------
     Net interest income                                    2,629,364    2,491,055

Provision for loan losses                                      75,000       60,000
                                                            ----------   ----------
     Net interest income after provision for loan losses    2,554,364    2,431,055
                                                            ----------   ----------
Other operating income

  Service charges on deposit accounts                         325,510      317,469

  Brokerage commissions                                       208,719      213,360

  Other fees and commissions                                  927,560      655,692

  Gains (losses) on security sales                             88,514       28,885
                                                            ----------   ----------
    Total other income                                      1,550,303    1,215,406
                                                            ----------   ----------
Other expenses

  Salaries                                                  1,259,155    1,086,511

  Employee benefits                                           307,447      268,931

  Occupancy                                                   388,758      349,960

  Furniture and equipment                                     265,295      213,880

  Other operating expenses                                  1,288,929    1,062,297

                                                            ----------   ----------
    Total other expenses                                    3,509,584    2,981,579
                                                            ----------   ----------
Income before income taxes                                    595,083      664,882

Income taxes                                                  115,575      161,882
                                                            ----------   ----------

Net income                                                $   479,508    $ 503,000
                                                            ----------   ----------
                                                            ----------   ----------
Earnings per common share

Net income - basic                                        $      0.33    $    0.34
                                                            ----------   ----------
                                                            ----------   ----------


                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   Carrollton Bancorp
                                    and Subsidiary



                                                               Three Months Ended March 31,
                                                                  1998            1997
                                                                --------        --------
Cash flows from operating activities

 Interest received                                           $  5,038,298    $  4,576,020

 Fees and commissions received                                  1,324,355       1,257,318

 Interest paid                                                 (2,327,560)     (2,095,720)

 Cash paid to suppliers and employees                          (2,478,701)     (2,088,914)

 Income taxes paid                                               (115,576)        (10,905)
                                                             ------------    ------------
                                                                1,440,816       1,637,799
                                                             ------------    ------------
Cash Flows from investing activities

 Proceeds from maturities of securities held to maturity        1,649,135       1,200,000

 Proceeds from sales of securities available for sale             150,914       1,772,766

 Proceeds from maturities of securities available for sale      5,644,706       1,370,646

 Purchases of securities available for sale                    (1,424,787)     (2,650,075)

 Loans made, net of principal collected                       (15,789,164)      6,772,257

 Purchase of loans                                              1,356,722      (8,075,060)

 Purchases of premises and equipment                           (1,206,248)       (149,356)
                                                             ------------    ------------
                                                               (9,618,722)        241,178
                                                             ------------    ------------
Cash flows from financing activities

 Net (decrease) increase in deposits                            2,656,046       2,213,065

 Net increase (decrease) in other borrowed funds                9,490,082      (2,291,741)

 Dividends paid                                                  (203,411)       (178,242)

 Common stock repurchased                                         (57,096)              0
                                                             ------------    ------------

                                                               11,885,621        (256,918)
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents            3,707,715       1,622,059

Cash and cash equivalents at beginning of year                 25,063,180      21,091,197
                                                             ------------    ------------

Cash and cash equivalents at March 31st                      $ 28,770,895    $ 22,713,256
                                                             ------------    ------------
                                                             ------------    ------------

Reconciliation of net income to net cash provided by operating activities

  Net income                                              $       479,508    $    503,000

Adjustments to reconcile net income to
net cash provided by operating activities

 Provision for loan losses                                         75,000          60,000

 Depreciation and amortization                                    265,808         232,810

 Amortization of premiums and discounts                            19,083           7,326

 Gain on disposal of securities                                   (88,514)        (28,885)

(Increase) decrease in
   Accrued interest receivable                                     59,255         (34,206)

   Other assets                                                  (304,916)        353,407

Increase (decrease) in
   Accrued interest payable                                         3,036          16,125

   Income taxes payable                                           108,596         150,977

   Other liabilities                                              823,960         377,245
                                                             ------------    ------------
                                                             $  1,440,816    $  1,637,799
                                                             ------------    ------------
                                                             ------------    ------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                          Quarter ended March 31, 1998



The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended March 31, 1998 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1998.

Item 2.           Management's Discussion and Analysis
                  of Operating Results and Financial Condition

Earnings

Summary

         Carrollton Bancorp reported net income for the first quarter of 1998 of $480,000, or $.33 on a per share basis. For the same period of 1997, net income amounted to $503,000, or $.34 on a per share basis. As a result of loan portfolio growth, net interest income increased $138,000, or 6%, in the first quarter of 1998 over 1997. Non-interest income increased 28% from continued expansion of the merchant services business and point of sale business. Offsetting some of these income gains were increased expenses related to the start of Carrollton Mortgages Services, Inc., a residential mortgage operation, in November, 1997, and a new branch opened in February, 1998.

Net Interest Income

         Net interest income for the Company on a tax equivalent basis increased by $172,000 to $2.8 million for the first quarter in 1998 from the first quarter of 1997. The net yield on average earning assets stayed level at 4.36%. The increase in net interest income therefore came principally from a higher level of earning assets.

         Interest income on loans increased 14% in the first quarter of 1998 as compared to the first quarter of 1997 due to a 21% increase in the loan portfolio. Interest income from investment securities declined as the portfolio on average fell. The Company emphasized loan production which was funded by securities. The result was that total interest income increased 8% for the first quarter of 1998 as compared to 1997.

         Interest expense increased $219,000 to $2.3 million in 1998 from $2.1 million in 1996. Interest expense increased primarily because a large portion of the asset growth was funded with borrowings. Deposits grew on average about 3% since March, 1997. In addition, the cost of interest bearing funds increased from 4.09% in the first quarter of 1997 to 4.20% in the first quarter of 1998. This increase is attributable to deposit disintermediation and to greater use of borrowed funds more than to changes in market rates.

Provision for Loan Losses

         The provision for loan losses during the first quarter of 1998 was $75,000. The provision was determined based on management's review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans decreased to .61% in the first quarter of 1998 from
 .70% in the same period of 1997. Net loan losses to average loans increased from .07% to .48% for the same periods.

Non-interest Income

         Non-interest income, excluding securities gains, increased 23% in the first quarter of 1998 over the first quarter of 1997. This increase is derived solely from other fees and commissions, and is principally due to an increase in the merchant service and point of sale business. The rate of growth in ATM fee income was marginal. Brokerage commissions and service charges on deposit accounts were about level with the prior year quarter.

         The sales of equity securities classified as available for sale resulted in a gain of $88,000 in the first quarter of 1998. The transaction was undertaken because there was judged to be limited further appreciation potential for this issue.

Non-Interest Expenses

         In the first quarter 1998, non-interest expenses increased 18% over the same period in 1997. Expense increases in all categories related to the overall growth of the Company's assets, operations and lines of business. In particular, the newest branch opened in February, 1998, and the mortgage subsidiary started in November, 1997, did not have equivalent expenses in the first quarter of 1997. Other operating expenses increased $227,000, or 21%, and relates in large measure to the direct variable cost of fee based income such as merchant services and ATM fees.

Income Tax Provision

         The effective tax rate for the Company was 19.3% for the first quarter of 1998 as compared to 24.3% for the first quarter of 1997. The effective tax rate declined primarily as a result of a change in the state law, subject to a three year phase in, which enables financial institutions to exclude from taxable income interest earned on certain qualifying investments. In addition, the amount of federally tax free municipal bond income increased as the municipal bond portfolio grew. The decrease in the tax provision also was partially due to the decrease in the amount of income before tax.


Financial Condition

Summary

         Total assets grew $13.6 million to $301.5 million at March 31, 1998 compared to $287.9 million at the end of 1997. Loans increased by $14.4 million or 9%, while most other asset categories changed only marginally. Deposits grew by 1% to $237.1 million and borrowed funds grew by $9.5 million to support the loan portfolio growth.


Investment Securities

         Investment securities decreased $5.6 million or 6.7% from December 31, 1997 to March 31, 1998. This was planned and helped fund a portion of the loan growth.

Loans

         Total loans increased $14.2 million or 8.3% to $185.1 million at March 31, 1998 from the end of 1997. The growth in the first quarter was primarily in consumer loans with residential mortgage loans showing the most significant increase. This was partially the result of starting Carrollton Mortgage Services, Inc. in late 1997 to focus on residential mortgage lending, and partially due to a very soft commercial loan market.


Allowance for Loan Losses

         The allowance for loan losses decreased slightly from the end of 1997 as losses increased in the first quarter. The allowance was $2.3 million at December 31, 1997 and $2.2 million at March 31, 1998. The ratio of the allowance to total loans was 1.35% at year end 1997 and 1.17% at the end of the first quarter of 1998. The ratio of net loan losses to average loans outstanding increased to .48% for the first quarter of 1998 from .11% for the year ended December 31, 1997. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans stayed level at .61% for both March 31, 1998 and December 31, 1997.

Funding Sources

         Total deposits at March 31, 1998 increased by $2.6 million to $237.1 million from December 31, 1997. Interest-bearing accounts decreased by $2.6 million while non-interest bearing accounts increased by $5.1 million.

         Other borrowings increased significantly to fund loan growth, and were $32.2 million at March 31, 1998 compared to $22.7 million at the end of 1997. The Company has additional borrowing capacity to be able to fund continued loan growth.

Capital

         For the first quarter of 1998, shareholders' equity increased by $436,000 compared to December 31, 1997. This resulted from earnings during the quarter in excess of dividends, and from an increase of unrealized gains, net of tax, on securities classified as available for sale. The company paid shareholders a dividend totalling $203,000 for the first three months of 1998. Net income for the first quarter of 1998 was $480,000. Shareholders' equity to total assets remained strong at 10.0% at March 31, 1998. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios decreased modestly as a result of asset growth to 15.3% and 16.5%, respectively, at March 31, 1998. The Company's leverage ratio for the first three months of 1998 was 9.6%. These ratios exceed regulatory minimums.

Liquidity

         At March 31, 1998, outstanding loan commitments and unused lines of credit for the Company totalled $65.9 million. Of this total, management places a high probability of required funding within one year on approximately $15.2 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability for required funding. At March 31, 1998, the Company's liquidity position continues to be strong. The Company also had additional borrowing capacity of approximately $35 million at March 31, 1998.

Interest Rate Risk

         Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 1998, the Company's liability sensitive position increased modestly from December 31, 1997 due to the increase in residential mortgage loans and higher short term borrowings. A liability sensitive position, theoretically, is favorable in a falling rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. However, the net yield on interest earning assets fell in the first quarter of 1998 to 4.36% from 4.52% in the fourth quarter of 1997. In an attempt to reduce its exposure to interest rate shifts, the Company continues to investigate reasonable alternatives and adopt additional measures.

                           PART II--OTHER INFORMATION


Item 1.           Legal Proceedings

There is no information to be reported under this item for the quarter ended March 31, 1998.


Item 2.           Changes in Securities

There is no information to be reported under this item for the quarter ended March 31, 1998.


Item 3.           Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended March 31, 1998.


Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 28, 1998. At such meeting, the following matters were addressed, and the related ballots were cast as indicated:

          1.      Election of Directors

                  The following nominees were elected as directors of the Company for a three year term expiring at the Annual Meeting of Shareholders in 2001:

                  Dallas R. Arthur;       Votes for-        1,219,834
                                          Votes withheld-       8,726

                  C. Edward Hoerichs;     Votes for-        1,225,620
                                          Votes withheld-       2,940

                  Allen Quille;           Votes for-        1,227,702
                                          Votes withheld-         858

                  John Paul Rogers;       Votes for-        1,228,535
                                          Votes withheld-         535

                  The following remaining directors terms of office continue to the next annual meeting of shareholders indicated.

                  Continuing until the 1999 Annual Meeting:
                           Steven K. Breeden
                           David L. Costello III
                           Samuel M. Dell, Jr.
                           Leo A. O'Dea

                  Continuing until the 2000 Annual Meeting:
                           Albert R. Counselman
                           John P. Hauswald
                           Samuel D. Miller
                           William C. Rogers, Jr.

         2.       Election of Director Emeritus

                  On nomination from the floor, Mr. William McCallister was reelected Director Emeritus of the Company:
                                                     Votes for-     1,228,560
                                                     Votes withheld-        0

         3.       Vote to Approve the Carrollton Bancorp 1998 Long-Term
                  Incentive Plan:
                                                     Votes for- 1,098,867
                                                     Votes withheld- 33,101

         4. Vote to Approve and Ratify the Acts of Officers & Directors for the past year:
                                                     Votes for-     1,228,560
                                                     Votes withheld-        0

Item 5.           Other Information

There is no information to be reported under this item for the quarter ended March 31, 1998.

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

                                              Carrollton Bancorp
                                              ------------------
                                              (Registrant)



Date    May 12, 1998              /s/ Dallas R. Arthur
        ------------              --------------------
                                  Dallas R. Arthur
                                  President and Chief Executive
                                  Officer


Date    May 12, 1998              /s/ David L. Costello III
        ------------              -------------------------
                                  David L. Costello III
                                  Treasurer and Chief Financial
                                  Officer

                                  EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                            Numbered
Number                     Description                               Page
-------                    ------------                         ------------
11                         Statement Re: Computation of
                                    Per Share Earnings                13

27                         Financial Data Schedule                    14

