Form 10QSB
period 1998-06-30
CARROLLTON BANCORP
filed 1998-08-13
CIK 859222

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
        For the transition period from            to
                                       -----------  ---------------

            Commission file number     0-23090

                                Carrollton Bancorp
                     (Exact name of small business issuer as
                            specified in its charter)

     Maryland                                        52-1660951
(State or other jurisdiction                       (IRS Employer
 of incorporation or organization)               Identification No.)

                      344 North Charles Street, Suite 300,
                           Baltimore, Maryland 21201
                    (Address of principal executive offices)

                                 (410) 536-4600
                           (Issuer's telephone number)


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                      ----  ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes    No
                                                               ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,439,923 common shares outstanding at August 5, 1998

         Transitional Small Business Disclosure Format (check one):
Yes     No   x
   -----   -----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                               Carrollton Bancorp
                                 and Subsidiary


                                                       June 30,    December 31,
                                                        1998          1997
                                                    ------------   ------------
Assets                                                (Unaudited)
Cash and due from banks                             $ 28,671,608   $ 25,063,180

Federal funds sold                                          --             --

Investment securities:

   Available for sale                                 57,566,639     71,782,023

   Held to maturity                                    8,411,836     11,825,605
    (approximate market value
    of $8,661,979 and $12,092,724)

Loans, less allowance for loan losses
of $1,999,596 and $2,302,981                         199,370,177    168,531,267

Bank premises and equipment                            6,834,100      5,973,203

Accrued interest receivable                            2,215,232      2,147,801

Other assets                                           3,472,568      2,584,313
                                                    ------------   ------------
                                                    $306,542,160   $287,907,392
                                                    ------------   ------------
                                                    ------------   ------------
Liabilities and Shareholders' Equity

Deposits

  Noninterest-bearing                               $ 31,896,701   $ 33,426,327

  Interest-bearing                                   199,863,690    201,044,078
                                                    ------------   ------------
    Total deposits                                   231,760,391    234,470,405

Federal funds purchased and securities
  sold under agreements to repurchase                 15,175,481     11,024,441

Advances from the Federal Home Loan Bank              25,000,000      9,000,000

Notes payable - U. S. Treasury                         1,449,809      2,706,255

Accrued interest payable                                 213,577        204,617

Deferred income taxes                                    233,483         92,105

Other liabilities                                      2,313,928        617,335
                                                    ------------   ------------
                                                     276,146,669    258,115,158
                                                    ------------   ------------
Shareholders' equity
  Common stock, par value $10.00 per share;
   authorized 5,000,000 shares; issued
   and outstanding 1,449,923 and 1,454,275 shares     14,499,230     14,542,750

  Surplus                                              8,475,082      8,593,801

  Net unrealized holding gains on
   available for sale securities                       1,073,106        843,822

  Retained earnings                                    6,348,073      5,811,861
                                                    ------------   ------------
                                                      30,395,491    29,792,234
                                                    ------------   ------------


                                                    $306,542,160   $287,907,392
                                                    ------------   ------------
                                                    ------------   ------------





Note: Balances at December 31, 1997 are derived from audited financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Carrollton Bancorp
                                 and Subsidiary


                                                            Quarter Ended June 30,       Six Months Ended June 30,
                                                               1998          1997          1998           1997
                                                             ---------     ---------     ---------     ---------
Interest income

   Interest and Fees on Loans                              $ 4,085,770   $ 3,458,194   $ 7,834,618   $ 6,735,246

   Interest and Dividends on Securities:

     Taxable interest income                                   681,710     1,036,675     1,544,939     2,045,577

     Nontaxable interest income                                293,251       256,280       576,228       496,258

     Dividends                                                  18,308        12,395        32,630        30,651

   Interest on Federal funds sold and
     other interest income                                      50,778        59,884       101,362       118,596
                                                             ---------     ---------     ---------     ---------

     Total interest income                                   5,129,817     4,823,428    10,089,777     9,426,328
                                                             ---------     ---------     ---------     ---------
Interest expense

   Deposits                                                  2,029,622     2,033,736     4,042,606     4,025,255

   Other                                                       435,643       144,727       753,255       265,053
                                                             ---------     ---------     ---------     ---------
    Total interest expense                                   2,465,265     2,178,463     4,795,861     4,290,308
                                                             ---------     ---------     ---------     ---------
     Net interest income                                     2,664,552     2,644,965     5,293,916     5,136,020

Provision for loan losses                                       90,000        60,000       165,000       120,000
                                                             ---------     ---------     ---------     ---------
     Net interest income after provision for loan losses     2,574,552     2,584,965     5,128,916     5,016,020
                                                             ---------     ---------     ---------     ---------
Other operating income

  Service charges on deposit accounts                          320,638       328,110       646,148       645,578

  Brokerage commissions                                        275,312       210,747       484,032       424,107

  Other fees and commissions                                 1,072,355       773,955     1,999,915     1,429,647

  Gains (losses) on security sales                             195,995        72,349       284,509       101,234
                                                             ---------     ---------     ---------     ---------
    Total other income                                       1,864,300     1,385,161     3,414,604     2,600,566
                                                             ---------     ---------     ---------     ---------

Other expenses

  Salaries                                                   1,306,549     1,119,363     2,565,705     2,205,874

  Employee benefits                                            296,008       259,791       603,455       528,723

  Occupancy                                                    398,473       339,510       787,230       689,469

  Furniture and equipment                                      304,540       198,997       569,836       412,877

  Other operating expenses                                   1,559,101     1,207,230     2,848,030     2,269,526
                                                             ---------     ---------     ---------     ---------

    Total other expenses                                     3,864,671     3,124,891     7,374,256     6,106,469
                                                             ---------     ---------     ---------     ---------
Income before income taxes                                     574,181       845,235     1,169,264     1,510,117

Income taxes                                                   110,691       230,528       226,267       392,410
                                                             ---------     ---------     ---------     ---------

Net income                                                 $   463,490   $   614,707   $   942,997  $  1,117,707
                                                             ---------     ---------     ---------     ---------
                                                             ---------     ---------     ---------     ---------
Earnings per common share

Net income                                                 $      0.32   $      0.42   $      0.65  $       0.76
                                                             ---------     ---------     ---------     ---------
                                                             ---------     ---------     ---------     ---------


                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   Carrollton Bancorp
                                    and Subsidiary


                                                            Six Months Ended June 30,
                                                                1998            1997
                                                             ------------    ------------
Cash flows from operating activities

 Interest received                                           $ 10,050,585    $  9,359,812


 Fees and commissions received                                  2,650,776       2,586,053

 Interest paid                                                 (4,786,901)     (4,282,242)

 Cash paid to suppliers and employees                          (5,575,766)     (5,183,996)

 Income taxes paid                                               (229,153)       (324,894)
                                                             ------------    ------------
                                                                2,109,541       2,154,733
                                                             ------------    ------------
Cash Flows from investing activities

 Proceeds from maturities of securities held to maturity        3,408,368       1,200,000

 Purchases of securities held to maturity                               0               0

 Proceeds from sales of securities available for sale           8,870,037       2,343,865

 Proceeds from maturities of securities available for sale     17,240,991       6,087,107

 Purchases of securities available for sale                   (11,259,975)    (12,187,876)

 Loans made, net of principal collected                       (26,540,823)     (2,004,499)

 Purchase of loans                                             (4,463,087)     (4,777,058)

 Purchases of premises and equipment                           (1,433,770)     (1,054,609)
                                                             ------------    ------------
                                                              (14,178,259)    (10,393,070)
                                                             ------------    ------------
Cash flows from financing activities

 Net (decrease) increase in deposits                           (2,648,424)      4,416,464

 Net increase (decrease) in other borrowed funds               18,894,594       2,489,919

 Dividends paid                                                  (406,785)       (359,820)

 Common stock repurchased                                        (162,239)
                                                             ------------    ------------
                                                               15,677,146       6,546,563
                                                             ------------    ------------
Net increase (decrease) in cash and cash equivalents            3,608,428      (1,691,774)

Cash and cash equivalents at beginning of year                 25,063,180      21,091,197
                                                             ------------    ------------
Cash and cash equivalents at June 30                         $ 28,671,608    $ 19,399,423
                                                             ------------    ------------
                                                             ------------    ------------
Reconciliation of net income to net cash
provided by operating activities

  Net income                                                 $    942,997    $  1,117,707

Adjustments to reconcile net income to
net cash provided by operating activities

 Provision for loan losses                                        165,000         120,000

 Depreciation and amortization                                    555,450         452,043

 Amortization of premiums and discounts                            28,239            (548)

 Gain on disposal of securities                                  (284,509)       (101,234)

(Increase) decrease in
   Accrued interest receivable                                    (67,431)        (65,968)

   Other assets                                                  (932,872)        491,926

Increase (decrease) in
   Accrued interest payable                                         8,960           8,066

   Income taxes payable                                           141,378         123,669

   Other liabilities                                            1,552,329           9,072
                                                             ------------    ------------
                                                             $  2,109,541    $  2,154,733
                                                             ------------    ------------
                                                             ------------    ------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                           Period ended June 30, 1998


The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended June 30, 1998 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1998.


Note A -- Comprehensive Income

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes requirements for the disclosure of comprehensive income in interim financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on debt securities that will be accumulated with net income in determining comprehensive income. This statement is effective for years beginning after December 15, 1997. Adoption of this standard did not have an impact on the Company's historical results of operations. Presented below is a reconcilement of net income to comprehensive income indicating the components of other comprehensive income.


For the six month periods ended:                June 30, 1998        June 30, 1997
--------------------------------                -------------        -------------
Net income                                      $  942,997           $1,117,707
Other comprehensive income:
  Unrealized holding gains during the period       658,857              393,072
  Less: Adjustment for security gains             (284,509)            (101,234)
                                                ----------           ----------
Other comprehensive income, before tax             373,548              291,838
Income taxes on items of comprehensive income     (144,264)            (112,708)
                                                ----------           ----------
Other comprehensive income, after tax              229,284              179,130
                                                ----------           ----------
Comprehensive income                            $1,172,281           $1,296,837
                                                ----------           ----------
                                                ----------           ----------


Item 2. Management's Discussion and Analysis of Operating Results and Financial Condition

Earnings

Summary

         Carrollton Bancorp's net income for the first half of 1998 was $943,000, or $.65 per share as compared to $1,118,000, or $.76 per share, for the same period of 1997. Net income for the second quarter of 1998 was $463,000, or $.32 per share, as compared to $615,000, or $.42 per share, for the second quarter of 1997. The decrease in earnings was due principally to increased expenses in excess of revenue growth. The Company put in place certain marketing and other plans at the beginning of the year based on anticipated revenue growth. Actual revenue growth in the first half fell short of expectations, but the marketing plan had already been implemented.

Net Interest Income

         Because of growth in the loan portfolio since June, 1997, net interest income increased for the Company by 3% for the first six months of 1998 as compared to the same period of 1997. Total interest income increased 7% for the first six months of 1998 and increased 6% for the second quarter of 1998 as a result of growth in the loan portfolio. Total assets grew by 10% on average for the first half of 1998 as compared to 1997, driven by 18% growth in the average loan portfolio. Securities declined by 10% as the Company worked to increase its loan portfolio. The tax equivalent yield on earning assets increased to 8.02% for the first six months of 1998 as compared to 8.01% for 1997, but decreased to 8.05% in the second quarter of 1998 compared to 8.09% for the same period of 1997.

         Total interest expense increased by 13% in the first half of 1998 as compared to 1997 as a result of increased use of wholesale funds to support asset growth. Interest bearing deposits were basically level for the periods. However, the rate of interest expense to interest-bearing liabilities in total increased to 4.22% in the first half of 1998 as compared to 4.11% for 1997. The rate of interest expense to interest-bearing liabilities for the second quarter of 1998 also increased to 4.24% compared to 4.13% for the same period in 1997. As mentioned, the Company is using borrowings to fund asset growth.

         Due to the decrease in the interest rate spread, the net yield on average earning assets decreased to 4.31% in the second quarter of 1998 and to 4.34% year to date as compared to 4.55% and 4.48% for the comparable periods of 1997.


Provision for Loan Losses

         During the first half of 1998, the provision for loan losses was $165,000 compared to $120,000 for the first half of 1997. The provision was made based on a thorough evaluation of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to .81% at June 30, 1998 from .79% a year earlier. This ratio increased slightly because of increased delinquencies.

Non-Interest Income

         For the first six months of 1998, non-interest income, excluding securities gains, increased 25% over the same period of 1997. Other fees and commissions increased $567,000 principally due to increases in merchant discount income. Service charges on deposit accounts were about equal in both periods. The Company's brokerage subsidiary has increased commission income by $60,000 over 1997, partly as a result of the continued growth in the stock market.

         Security gains in the first six months of 1998 came principally from the restructuring and repositioning of an equity security portfolio by an outside fund manager. The fund manager was hired in early 1997, and decided to sell certain issues in 1998 based on valuation models. Some gains were taken on fixed income securities as the Company moved out of issues that are non-state tax exempt into issues that are.

Non-Interest Expenses

         Non-interest expenses increased in both the second quarter and first six months of 1998 as compared to the same periods of 1997 by 24% and 21%. Increases in salaries, employee benefits, occupancy, furniture and equipment, and other operating expenses were due to growth in staff, branches, new ATM installations, and expenses related to additional card service capabilities. Staff additions came in the form of one new branch opened in 1998, and from expansion of the Company's Electronic Banking Group. The new branch, along with the new building purchased for the Company's Corporate headquarters, also resulted in increased occupancy and equipment expense. The Company also significantly increased spending in the first half of 1998 for marketing programs to promote name awareness and new products and services.


Income Tax Provision

         For the first six months of 1998, the effective tax rate was 19% as compared to 26% for the same period in 1997. The effective tax rate has declined primarily as a result of a change in the state law, subject to a three year phase in, which enables financial institutions to exclude from taxable income interest earned on certain investment securities. In addition, the ratio of federal tax free income to total income has increased as the municipal bond portfolio has grown, thereby reducing the tax rate. The decrease in the amount of income tax during the first half of 1998 as compared to 1997 was also partly due to the decrease in the amount of income before tax.


Financial Condition

Summary

         Total assets for the Company were $306.5 million at June 30, 1998 as compared to $287.9 million at the end of 1997. Loans increased by 18% while investment securities decreased by 21%. In addition, deposits declined by 1% and borrowed funds grew by 83% since December 31, 1997.

Investment Securities

         Investment securities decreased $17.6 million or 21% from December 31, 1997 to June 30, 1998. The decrease resulted from maturities or calls of securities, and the funds were used to support loan portfolio growth.


Loans

         At June 30, 1998, total loans increased $30.5 million or 18% to $201.4 million from the end of 1997. The Company's loan growth in 1998 has been strictly retail in nature. The mortgage subsidiary, started in late 1997, has generated 83% of the growth in the portfolio for the year, with home equity loans growing another 25%. Installment loans have declined 8%, and commercial loans are level with the start of the year. This indicates a very competitive commercial loan market. The Company has not reduced its underwriting standards in an attempt to originate commercial loans.

         From December 31, 1997 to June 30, 1998, residential real estate loans increased by $24.8 million to $64.7 million through the efforts of the Company's new mortgage subsidiary, Carrollton Mortgage Services, Inc. Home Equity loans and lines of credit grew by $7.7 million to $57.2 million. Installment loans decreased by $2.2 million.

         In the commercial loan portfolio, modest growth in commercial mortgages and tax free loans and leases has been offset by equal declines in commercial loans, SBA loans, and accounts receivable loans. As a result, the commercial loan portfolio in total showed no growth for the period.


Allowance for Loan Losses

         The allowance for loan losses decreased $300,000 from December 31, 1997 and amounted to $2.0 million at June 30, 1998. The decrease was the result of commercial loan charge-offs during the six month period. The ratio of the allowance to total loans was 1.35% at December 31, 1997 and 0.99% at June 30, 1998. This ratio fell primarily due to significant loan growth, but was also affected by the charge-offs for the period. Part of the fall in the ratio of the allowance to loans is attributable to an increase in the percentage of real estate collateralized loans in the portfolio from 75% at December 31, 1997 to 80% at June 30, 1998. The ratio of net loan losses to average loans outstanding increased to .51% for the first half of 1998 compared to .11% for the year ended December 31, 1997 as a result of the commercial loan charge-offs. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to .81% at June 30, 1998 from .61% at December 31, 1997. The decline in this ratio came from an increase in delinquencies.

Funding Sources

         Total deposits decreased by $2.7 million or 1% from the end of 1997 to $231.7 million at June 30, 1998. Interest-bearing accounts decreased by $1.2 million while non-interest bearing accounts decreased by $1.5 million. Management does not consider this to be a negative trend in deposits. The growth in the deposit base over the last few years has caused greater variability in deposit balances which affects comparisons between periods.

         Other borrowings increased by $18.9 million to $41.6 million at June 30, 1998 from $22.7 million at December 31, 1997. Borrowings for federal funds purchased and securities sold under agreements to repurchase increased to $15.1 million at June 30, 1998 from $11.0 million at the end of 1997. Borrowings from the FHLB increased from $9.0 million at December 31, 1997 to $25.0 million at June 30, 1998. As previously noted, the Company used more wholesale funds to support asset growth than in past years as the growth rate of deposits has slowed.


Capital

         Shareholders' equity increased by $603,000 or 2% for the first six months of 1998 compared to the end of 1997. This was primarily due to earnings for the first half of 1998. Net income for the first six months of 1998 was $943,000. Shareholders were paid dividends totalling $407,000, and the Company reacquired shares on the open market. Shareholders' equity amounted to 9.9% of total assets at June 30, 1998 compared to 10.5% at December 31, 1997. Tier 1
(Core) and Tier 2 (Total) capital to risk-adjusted assets ratios were 14.2% and 15.2%, respectively. Although the risked-based capital ratios were slightly below levels at December 31, 1997, they still far exceeded regulatory minimums. The Company's leverage ratio was 9.3% at June 30, 1998 and 10.0% at year end 1997.


Liquidity

         As of June 30, 1998, outstanding loan commitments and unused lines of credit for the Company totalled $78.2 million. Management places a high probability for required funding within 1 year on approximately $14.0 million of this total. The remaining amount is mainly unused home equity lines and credit card lines on which management places a low probability for required funding. At June 30, 1998, the Company's liquidity position continues to be solid. The Company also had additional borrowing capacity of approximately $33 million at June 30, 1998.


Interest Rate Risk

         The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. The Company's liability sensitive position at June 30, 1998 as measured by the level of rate sensitive assets to rate sensitive liabilities was slightly more liability sensitive than at December 31, 1997 due to growth in residential mortgages. In theory, a liability sensitive position is favorable in a falling interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Because of the greater use of wholesale funds to support asset growth, the margin slipped from previous levels. Management continually seeks methods to reduce its exposure to interest rate shifts.

The Year 2000 Issue

         This issue relates to computer programs which use only two digits to identify a year in the date field. Unless corrected, these programs will read the year 2000 as the year 1900, and likely will adversely affect any number of calculations that are made using that date field. For financial institutions, this may affect interest calculations on loans and deposits, due dates for loans and maturity dates for deposits.

         As noted in the Company's Annual Report on Form 10-KSB for 1997, the Company has begun to address this issue. A committee of members of the Board of Directors and senior managers has developed an action plan and meets monthly to evaluate progress. All software and hardware that is critical to the company's operations has been identified. The appropriate vendor has been contacted to determine if the product is year 2000 compliant, and the Company has received responses from most vendors. The Company has already tested its hardware, and is in the process of designing tests for all critical software, to determine the validity of the vendors' claims.

         Most of the company's data processing services are purchased from a third party service provider which provides an integrated system for loan and deposit accounting, proof operations, statement rendering, and ATM machine transactions, all of which is downloaded to a general ledger package for accounting information processing. The Company has been in close contact with the third party service provider as it has addressed year 2000 issues. The third party service provider has engaged one of the large international accounting firms to assist it in this process. The third party servicer has in place scheduled dates during which the Company will process test transactions designed to determine whether or not the third party servicer's software and related year 2000 changes have appropriately addressed the problems. The testing should be completed by the end of 1998.

         The Company also faces credit or repayment risk from its loan customers that may have a year 2000 problem in their computer operations. The loan staff is in the process of determining which customers represent a higher risk profile as a result of the year 2000 issue, and the means of monitoring the customers' progress in dealing with the issues. A year 2000 review has been put in place as part of the underwriting criteria for all new loans being made.

         The Company is being billed currently for its pro-rata share of costs expected to be incurred by its third party service provider. Based on the current billing level, and assurances from the third party service provider, the cost to the Company is not significant. The Company views the cost of internal staff use and hardware replacement as part of ongoing operations and not specifically applicable to the year 2000 issue. The Company may need to acquire temporary staff assistance when transaction testing begins on a full scale, but at the present this is not anticipated.

         Financial institutions are highly computerized organizations, and the year 2000 issue represents significant risk to the industry. The Company faces the same risks as the industry. The financial institution regulatory agencies have increased their efforts to monitor and evaluate each institution's plan to address year 2000 issues. The Company has undergone two of these reviews from its regulator. The potential risk of any major loan or deposit systems failure of the year 2000 issue are that loan interest and balances could not be accurately calculated, billed and collected, and deposit interest and balances could not be accurately calculated and paid to customers. These failures could have a significant impact on a financial institutions operations and liquidity.

         The Company's contingency plan is currently in design, but basically would return the Company to manual systems which were used prior to the use of computers. Certain applications could be switched to spreadsheet programs which are year 2000 compliant already, and it is expected that more PC based alternatives will be identified in the future. Based on the progress to date of the third party service provider and the Company, there appears to be little probability of a major systems failure.

                           PART II--OTHER INFORMATION


Item 1.  Legal Proceedings

There is no information to be reported under this item for the quarter ended June 30, 1998.


Item 2.  Changes in Securities

There is no information to be reported under this item for the quarter ended June 30, 1998.


Item 3.  Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended June 30, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended June 30, 1998.


Item 5.  Other Information

There is no information to be reported under this item for the quarter ended June 30, 1998.


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

                                      Carrollton Bancorp
                                      -----------------------------
                                      (Registrant)



Date    8/12/98                       /s/ Dallas R. Arthur
        -------                       -----------------------------
                                      Dallas R. Arthur
                                      President and Chief Executive
                                      Officer


Date    8/12/98                       /s/ David L. Costello III
        -------                       -----------------------------
                                      David L. Costello III
                                      Treasurer and Chief Financial
                                      Officer

                                  EXHIBIT INDEX


                                                       Sequentially
Exhibit                                                Numbered
Number            Description                          Page
------            -----------                          ----
11                Statement Re: Computation of
                  Per Share Earnings                     14

27                Financial Data Schedule                15


EXHIBIT 11-  Statement Re: Computation of Per Share Earnings

CARROLLTON BANCORP




                         Quarter Ended            Six Months Ended
                            June 30                  June 30
                        1998        1997         1998         1997
                    ----------   ----------   ----------   ----------
Average Shares
 Outstanding (A)     1,451,998    1,463,738    1,452,968    1,463,738
                    ----------   ----------   ----------   ----------
                    ----------   ----------   ----------   ----------
Net income          $  463,490   $  614,707   $  942,997   $1,117,707

Divide by average
 shares
 outstanding         1,451,998    1,463,738    1,452,968    1,463,738
                    ----------   ----------   ----------   ----------
Earnings
 per share--Basic   $     0.32   $     0.42   $     0.65   $     0.76
                    ----------   ----------   ----------   ----------
                    ----------   ----------   ----------   ----------




(A) Adjusted to reflect the effect of a 5% stock dividend declared January 22, 1998.