Form 10QSB
period 1998-09-30
CARROLLTON BANCORP
filed 1998-11-12
CIK 859222

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
           For the transition period from ____________to_____________

                Commission file number     0-23090
                                       ----------------------------

                               Carrollton Bancorp
-------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

     Maryland                                           52-1660951
-------------------------------------------------------------------------------
(State or other jurisdiction                           (IRS Employer
 of incorporation or organization)                      Identification No.)

         344 North Charles Street, Suite 300, Baltimore, Maryland 21201
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                              (410) 536-4600
-------------------------------------------------------------------------------
                         (Issuer's telephone number)


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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes     No
                                                               ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:     1,417,244 common shares outstanding at November 5, 1998
     ------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one):
Yes    No x
   ---   ---

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                               Carrollton Bancorp
                                 and Subsidiary

                                                                                   September 30,    December 31,
                                                                                        1998            1997
                                                                                   --------------  --------------
                                                                                    (Unaudited)
Assets

Cash and due from banks                                                            $   24,973,712  $   25,063,180

Federal funds sold                                                                             --              --

Investment securities:

  Available for sale                                                                   57,868,743      71,782,023

  Held to maturity                                                                      8,390,077      11,825,605
    (approximate market value of $8,738,125 and $12,092,724)

Loans, less allowance for loan losses of $2,361,753 and $2,302,981                    197,195,727     168,531,267

Bank premises and equipment                                                             7,030,077       5,973,203

Accrued interest receivable                                                             1,940,353       2,147,801

Other assets                                                                            2,846,641       2,584,313
                                                                                   --------------  --------------
                                                                                   $  300,245,330  $  287,907,392
                                                                                   --------------  --------------
                                                                                   --------------  --------------

Liabilities and Shareholders' Equity

Deposits

  Noninterest-bearing                                                              $   36,097,262  $   33,426,327

  Interest-bearing                                                                    197,296,710     201,044,078
                                                                                   --------------  --------------

    Total deposits                                                                    233,393,972     234,470,405

Federal funds purchased and securities sold under agreements to repurchase             15,007,712      11,024,441

Advances from the Federal Home Loan Bank                                               17,000,000       9,000,000

Notes payable -- U. S. Treasury                                                           481,784       2,706,255

Accrued interest payable                                                                  190,511         204,617

Deferred income taxes                                                                     272,291          92,105

Other liabilities                                                                       2,967,055         617,335
                                                                                   --------------  --------------
                                                                                      269,313,325     258,115,158
                                                                                   --------------  --------------

Shareholders' equity

  Common stock, par value $10.00 per share; authorized 5,000,000 shares; issued
    and outstanding 1,423,474 and 1,454,275 shares                                     14,234,740      14,542,750

  Surplus                                                                               7,769,979       8,593,801

  Net unrealized holding gains on available for sale securities                         1,130,196         843,822

  Retained earnings                                                                     7,797,090       5,811,861
                                                                                   --------------  --------------
                                                                                       30,932,005      29,792,234
                                                                                   --------------  --------------
                                                                                   $  300,245,330  $  287,907,392
                                                                                   --------------  --------------
                                                                                   --------------  --------------

Note: Balances at December 31, 1997 are derived from audited financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Carrollton Bancorp
                                 and Subsidiary

                                                                   Quarter Ended September 30,   Nine Months Ended September 30,
                                                                       1998            1997            1998            1997
                                                                     --------        --------        --------        --------
Interest income

  Interest and Fees on Loans                                      $  4,327,870    $  3,609,082    $ 12,162,488    $ 10,344,329

  Interest and Dividends on Securities:

    Taxable interest income                                            577,281       1,077,720       2,122,218       3,123,297

    Nontaxable interest income                                         310,075         271,979         886,304         768,237

    Dividends                                                           23,749          32,340          56,379          56,455

  Interest on Federal funds sold and
    other interest income                                               55,832          47,897         157,195         173,028
                                                                  ------------    ------------     -----------    ------------
    Total interest income                                            5,294,807       5,039,018      15,384,584      14,465,346
                                                                  ------------    ------------     -----------    ------------
Interest expense

  Deposits                                                           2,048,720       2,057,416       6,091,326       6,082,671

  Other                                                                465,537         246,125       1,218,791         511,178
                                                                  ------------    ------------     -----------    ------------
    Total interest expense                                           2,514,257       2,303,541       7,310,117       6,593,849
                                                                  ------------    ------------     -----------    ------------
     Net interest income                                             2,780,550       2,735,477       8,074,467       7,871,497

Provision for loan losses                                              315,000          60,000         480,000         180,000
                                                                  ------------    ------------     -----------    ------------
     Net interest income after provision for loan losses             2,465,550       2,675,477       7,594,467       7,691,497
                                                                  ------------    ------------     -----------    ------------
Other operating income

  Service charges on deposit accounts                                  322,043         362,298         968,192       1,007,877

  Brokerage commissions                                                231,570         265,488         715,601         689,595

  Other fees and commissions                                         1,258,427         851,136       3,511,972       2,280,783

  Gains (losses) on security sales                                   2,063,947          32,566       2,094,826         133,800

  Gains (losses) on loan sales                                         253,630               0         253,630               0
                                                                  ------------    ------------     -----------    ------------
    Total other income                                               4,129,617       1,511,488       7,544,221       4,112,055
                                                                  ------------    ------------     -----------    ------------
Other expenses

  Salaries                                                           1,365,929       1,228,856       3,931,634       3,434,730

  Employee benefits                                                    303,146         252,835         906,602         781,557

  Occupancy                                                            424,884         381,315       1,212,114       1,070,785

  Furniture and equipment                                              328,498         263,411         898,334         676,288

  Other operating expenses                                           1,670,772       1,211,795       4,518,802       3,481,321
                                                                  ------------    ------------     -----------    ------------
    Total other expenses                                             4,093,229       3,338,212      11,467,486       9,444,681
                                                                  ------------    ------------     -----------    ------------
Income before income taxes                                           2,501,938         848,753       3,671,202       2,358,871

Income taxes                                                           844,130         221,163       1,070,397         613,573
                                                                  ------------    ------------     -----------    ------------
Net income                                                        $  1,657,808    $    627,590    $  2,600,805    $  1,745,298
                                                                  ------------    ------------     -----------    ------------
                                                                  ------------    ------------     -----------    ------------
Earnings per common share

Net income--basic and diluted                                     $       1.16    $       0.43    $       1.80    $       1.19
                                                                  ------------    ------------     -----------    ------------
                                                                  ------------    ------------     -----------    ------------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 Carrollton Bancorp
                                   and Subsidiary




                                                                                            Nine Months Ended September 30,
                                                                                            1998                     1997
                                                                                      -----------------          -------------
Cash flows from operating activities
  Interest received                                                                   $   15,634,818             $   14,210,400
  Fees and commissions received                                                            4,901,803                  4,071,940
  Interest paid                                                                           (7,324,223)                (6,558,629)
  Cash paid to suppliers and employees                                                    (9,189,068)                (8,168,974)
  Income taxes paid                                                                         (146,225)                  (272,481)
                                                                                       -------------               ------------
                                                                                          3,877,105                  3,282,256
                                                                                       -------------               ------------
Cash Flows from investing activities
  Proceeds from maturities of securities held to maturity                                 3,926,155                  2,299,551
  Purchases of securities held to maturity                                                 (499,688)                         0
  Proceeds from sales of securities available for sale                                   10,994,962                  4,031,554
  Proceeds from maturities of securities available for sale                              25,617,711                  6,742,269
  Purchases of securities available for sale                                            (19,918,103)               (20,172,833)
  Loans made, net of principal collected                                                (40,412,229)                (2,898,163)
  Purchase of loans                                                                      (7,683,806)               (10,796,741)
  Sale of loans                                                                          18,951,575                          0
  Purchases of premises and equipment                                                    (1,970,494)                (1,308,159)
                                                                                       -------------               ------------
                                                                                        (10,993,917)               (22,102,522)
                                                                                       -------------               ------------
Cash flows from financing activities
  Net (decrease) increase in deposits                                                    (1,076,433)                   212,110
  Net increase (decrease) in other borrowed funds                                         9,851,185                 17,422,503
  Dividends paid                                                                           (615,576)                  (555,085)
  Common stock purchase and retirement                                                   (1,131,832)                         0
                                                                                       -------------               ------------
                                                                                          7,027,344                 17,079,528
                                                                                       -------------               ------------
Net increase (decrease) in cash and cash equivalent                                         (89,468)                (1,740,738)
Cash and cash equivalents at beginning of year                                           25,063,180                 21,091,197
                                                                                       -------------               ------------
Cash and cash equivalents at September 30th                                           $  24,973,712             $   19,350,459
                                                                                       -------------               ------------
                                                                                       -------------               ------------
Reconciliation of net income to net cash
provided by operating activities

  Net income                                                                          $    2,600,805            $    1,745,298

Adjustments to reconcile net income to
net cash provided by operating activities

  Provision for loan losses                                                                  480,000                   180,000
  Depreciation and amortization                                                              876,235                   656,739
  Amortization of premiums and discounts                                                      42,786                     5,859
  Gain on disposal of securities                                                          (2,348,456)                 (133,800)
  (Increase) decrease in
     Accrued interest receivable                                                             207,448                  (260,805)
     Other assets                                                                           (317,328)                  606,012
Increase (decrease) in
     Accrued interest payable                                                                (14,106)                   35,220
     Income taxes payable                                                                    924,172                   341,092
     Other liabilities                                                                     1,425,549                   106,641
                                                                                        -------------             ------------
                                                                                       $   3,877,105            $    3,282,256
                                                                                        -------------             ------------
                                                                                        -------------             ------------

               NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                         Period ended September 30, 1998



The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended September 30, 1998 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1998.


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


For the nine month periods ended:                        September 30,   September 30,
                                                              1998            1997
                                                         -------------   -------------
Net income                                                 $2,600,805      $1,745,298
Other comprehensive income:
  Unrealized holding gains during the period                  524,826         898,402
  Less: Adjustment for security gains                        ( 58,267)       (133,800)
                                                         -------------   -------------
Other comprehensive income, before tax                        466,559         764,602
Income taxes on items of comprehensive income                (180,185)       (295,289)
                                                         -------------   -------------
Other comprehensive income, after tax                         286,374         469,313
                                                         -------------   -------------
Comprehensive income                                       $2,887,179      $2,214,611
                                                         -------------   -------------
                                                         -------------   -------------

Item 2.  Management's Discussion and Analysis
         of Operating Results and Financial Condition

Earnings

Summary

         Carrollton Bancorp had net income for the third quarter of 1998 of $1,658,000, or $1.16 a share. The third quarter of 1997 earnings amounted to $628,000, or $.43 a share. Year to date 1998 net income was $2,601,000, or $1.80 per share, compared to $1,745,000, or $1.19 per share, in 1997. Earnings are up dramatically over last years equivalent periods because of a non-recurring, one time gain recorded by the Company in the third quarter of 1998. The gain relates to the sale of an equity position, and amounted to $1,250,000 on an after tax basis.

Net Interest Income

         Net interest income increased for the third quarter of 1998 and for the first nine months of 1998 compared to the same periods in 1997 due to loan portfolio growth. Average loans grew by 20% for the first nine months of 1998 as compared to 1997. Average investment securities decreased 15% to help fund loan growth. Average total assets grew by 9% for the first nine months of 1998 as compared to 1997.

         Total interest expense increased for the first nine months of 1998 as compared to 1997 because of an increase in borrowed funds. Since deposit growth has been modest, borrowed money was used to fund loan growth. In the third quarter of 1998, the rate of interest expense to interest-bearing liabilities increased to 4.27% from 4.20% for the same period in 1997. The rate of interest expense to interest-bearing liabilities was 4.24% for the first nine months of 1998, up from 4.14% for the same period in 1997.

         Net interest income on a taxable equivalent basis increased marginally for the third quarter for the first nine months of 1998 over 1997, principally from the growth in earning assets. The net yield on average earning assets decreased to 4.46% in the third quarter of 1998 from 4.58% for the third quarter of 1997, and decreased to 4.38% in the first nine months of 1998 from 4.51% for the same period in 1997.

Provision for Loan Losses

         The provision for loan losses for the first nine months of 1998 was $480,000 versus $180,000 for 1997. The provision was assessed based on a careful evaluation of the allowance for loan losses, and considers growth in the loan portfolio over last year as well as loss experience. The ratio of loan losses to average loans increased to .30% for the nine months ended September 30, 1998 from .11% for the 1997 period as a result of commercial loan losses suffered early in the year. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 1.22% at September 30, 1998 from 1.11% a year earlier.

Non-Interest Income

         Non-interest income for the first nine months of 1998, excluding securities gains, increased 31% over the same period of 1997 due principally to increases in fees assessed merchants for credit card transaction processing, point of sale and point of purchase transaction fees resulting from debit card use, and ATM fee income. Merchant discount fees more than doubled over 1997 to $1,002,000 for 1998 as a result of an increase in the number of merchants serviced. Brokerage commissions increased modestly in the period.

         In the first nine months of 1998, security gains amounted to $2,095,000 compared to $134,000 in 1997. The increase is primarily attributed to the equity sale mentioned in the summary, on which the gain was $2,036,000. This one time gain was generated by a holding in a non-publicly traded company that operated as a regional switch for electronic banking transactions, such as ATM and point of sale transactions. The sale was also subject to a bidding process among existing shareholders. Because the stock was not publicly traded and there did not exist a ready market for it, the Company carried the stock at cost. The Company also had a very low basis in the stock because it had owned the stock for some time. An aggressive bid by an existing shareholder of the sold company stock resulted in the gain.

The Company also began in the current period to sell loans generated by its mortgage unit as well as other residential mortgage loans held in the portfolio. The loans through September 30, 1998 were sold servicing released, and generated gains of $254,000. The Company expects to sell loans servicing retained beginning in the fourth quarter of 1998 which will derive service fee income in the future.

Non-Interest Expenses

         For the third quarter and first nine months of 1998, non-interest expenses increased 23% and 21%, respectively, over 1997. The growth in electronic banking operations, opening of an additional branch during 1998, the addition of the mortgage unit, and expansion of the ATM network caused increases in salaries and employee benefits, furniture and equipment costs, occupancy, and other operating expenses.

Income Tax Provision

         The effective tax rate was 29.2% for the first nine months of 1998 as compared to 26.0% for the first nine months of 1997. The effective tax rate increased primarily due to the one time, non-recurring gain on the sale of the equity. This gain increased income before taxes substantially, and had taxes provided at the marginal tax rate. The ratio of federal and state tax free income to total income decreased as a result of this one time gain in 1998, but continues to increase on an absolute dollar basis as investments increase in municipal bonds and state tax free agency issues.

Financial Condition

Summary

         At September 30, 1998, total assets for the company increased to $300.2 million from $287.9 million at December 31, 1997. Loans increased 16.8% while investment securities decreased by 20.8%. Deposits were flat during the period.

Investment Securities

         At September 30, 1998, investment securities in total decreased $17.3 million or 20.8% from December 31, 1997. The decrease in securities occurred as interest rates declined, and the callable agencies the Company had in the portfolio were called away. This was part of the overall plan to reduce securities to help fund loans in 1998.

Loans

         Total loans increased $28.7 million or 16.8% to $199.6 million at September 30, 1998 from the end of 1997. The Company's residential mortgage portfolio represented the bulk of this growth as residential mortgage loans grew from $39.9 million at December 31, 1997 to $57.9 million at September 30, 1998. In addition, the Company's home equity line and loan portfolio grew by $11.0 million, and stood at $64.1 million at September 30, 1998. The commercial loan portfolio grew in total by 1.3%, while other loan segments declined. The Company is experiencing significant competition in its market for commercial loans and for consumer loans, especially as interest rates decline.

The Company also sold loans during the period amounting to $19.0 million. The sale of these loans generated gains of $254,000. These were residential mortgage loans originated by the residential mortgage unit or that were held in the Company's portfolio, and they were sold into the secondary market. The goal is to begin to sell mortgage loans servicing retained and build a servicing portfolio.

Allowance for Loan Losses

         From December 31, 1997, the allowance for loan losses increased $59,000 and amounted to $2.4 million at September 30, 1998. The ratio of the allowance to total loans was 1.35% at December 31, 1997 and 1.18% at September 30, 1998. This ratio fell because of loan growth, and was impacted by losses incurred on commercial loans in the period. The ratio of net loan losses to average loans outstanding was .30% for the first nine months of 1998. For 1997 this ratio was
 .11%. The ratio of nonaccrual, restructured and delinquent loans more than 90 days to total loans increased to 1.22% at September 30, 1998 from .61% at December 31, 1997. This increase was caused by a rise in delinquencies and nonaccrual loans. Included in delinquent loans were two commercial loans which management believes are subject to little risk of loss based on collateral values.

Funding Sources

         At September 30, 1998, total deposits were down slightly from December 31, 1998 and amounted to $233.3 million. Interest-bearing accounts decreased by $3.7 million while non-interest bearing accounts increased by $2.7 million. This likely reflects the competitive pressures caused by other financial institutions in the Company's market area.

         At the end of the third quarter of 1998, other borrowings increased substantially to $32.4 million as compared to $22.7 million at December 31, 1997. Borrowings for federal funds purchased and securities sold under agreements to repurchase increased to $15.0 million at September 30, 1998 from $11.0 million at December 31, 1997. This was principally due to increases in customer sweep accounts. Borrowings from the FHLB increased from $9.0 million at the end of 1997 to $17.0 million at September 30, 1998. These borrowings funded loan growth.

Capital

         For the first nine months of 1998, shareholders' equity increased by $1.1 million compared to December 31, 1997. Net income for the first nine months of 1998 was $2.6 million. Shareholders' equity was also increased by a $286,000 increase in unrealized gains since December 31, 1997, net of tax, on securities classified as available for sale. In addition, the Company paid dividends totalling $616,000 for the first nine months of 1998, and purchased and retired 30,801 shares of Company stock amounting to $1.1 million. Shareholders' equity amounted to 10.30% of total assets as compared to 10.35% at the end of 1997. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios were 13.61% and 15.04%, respectively, at September 30, 1998. The risked-based capital ratios were below December 31, 1997 levels because of loan growth, but far exceed regulatory requirements. The Company's leverage ratio at September 30, 1998 was 8.98% as compared to 9.54% at December 31, 1997.

Liquidity

         The Company's liquidity position remains strong at September 30, 1998. Outstanding loan commitments and unused lines of credit for the Company totalled $76.2 million as of September 30, 1998. Of this total, management places a high probability of required funding within 1 year on approximately $23.5 million. Management places a low probability on the remaining amount which is mainly unused home equity lines and other consumer lines. At September 30, 1998, the Company had additional borrowing capacity of approximately $38 million. In addition, the Company's securities portfolio could be used to collateralize additional borrowings.

Interest Rate Risk

         Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 1998, the Company's liability sensitive position increased slightly from December 31, 1997 as a result of growth in residential mortgage loans. A liability sensitive position, theoretically, is favorable in a falling rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Management is diligent in its efforts to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. In an attempt to better manage its exposure to interest rate shifts, the Company continues to investigate reasonable alternatives and adopt additional measures.

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

                           PART II--OTHER INFORMATION


Item 1.  Legal Proceedings

There is no information to be reported under this item for the quarter ended September 30, 1998.


Item 2.  Changes in Securities

There is no information to be reported under this item for the quarter ended September 30, 1998.


Item 3.  Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended September 30, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended September 30, 1998.


Item 5.  Other Information

There is no information to be reported under this item for the quarter ended September 30, 1998.


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

                                               Carrollton Bancorp
                                               ------------------
                                               (Registrant)



Date    November 10, 1998                      /s/ Dallas R. Arthur
    ------------------------                   --------------------
                                               Dallas R. Arthur
                                               President and Chief Executive
                                               Officer


Date    November 10, 1998                      /s/ David L. Costello III
    ------------------------                   -------------------------
                                               David L. Costello III
                                               Treasurer and Chief Financial
                                               Officer

                                  EXHIBIT INDEX


                                                                 Sequentially
Exhibit                                                             Numbered
Number            Description                                         Page
-------           ------------------                                  ----
11                Statement Re: Computation of
                       Per Share Earnings                              14

27                Financial Data Schedule                              15
