Form 10KSB40
period 1998-12-31
CARROLLTON BANCORP
filed 1999-03-29
CIK 859222

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

         For the fiscal year ended    December 31, 1998
                                   -----------------------
         Commission file number:   0-23090
                                 -----------

                               CARROLLTON BANCORP
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                     MARYLAND                              52-1660951
----------------------------------------------         -------------------
 (State or Other Jurisdiction of Incorporation         (I.R.S. Employer
  or Organization)                                     Identification No.)

344 NORTH CHARLES STREET, SUITE 300
BALTIMORE, MARYLAND                                         21201-4301
----------------------------------------------         -------------------
(Address of Principal Executive Offices)                    (Zip Code)

       (410) 536-4600
----------------------------------------------
 (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
         -------------------                      ---------------------

                   NONE                                     NONE
----------------------------------------------         -------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X      No
    ------      -------

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

         Issuer's revenues for its most recent fiscal year.  $30,116,590.

         Aggregate market value of the voting stock held by non-affiliates:
         $37,593,397.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,412,672 shares as of March 16, 1999.

         Transitional Small Business Disclosure Format (check one):

Yes          No    X
    ------      -------


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

SERVICE AREA. The service area for the Bank is defined principally by geographic area. The Bank's twelve bank branches are located in Baltimore City, Baltimore County, Anne Arundel County, and Carroll County, Maryland. The Bank attracts deposits and generates loan activity throughout this area primarily through its branch network. In addition, the Bank has made loans in Harford County, Howard County and Prince George's County, Maryland, and in Southern Pennsylvania.
The Bank also has deposit customers who live in Harford County and Howard County, Maryland. The Bank also operates an ATM network of 120 machines in Maryland, Virginia, Pennsylvania and Delaware, and performs credit card servicing for merchants throughout Maryland. The Bank also sponsors national retailers in various electronic networks operating as regional switches for electronic transactions throughout the country.

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

         First and second residential mortgage loans, made principally through a subsidiary of the Bank, Carrollton Mortgage Services Inc., ("CMSI") enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value greater then 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. CMSI offers a wide variety of adjustable rate and fixed rate mortgage products. The borrower is required to meet the income and debt criteria consistent with the underwriting standards of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. CMSI also reviews the credit history of each applicant. CMSI offers a community homebuyer program for qualified purchasers whose income is less than or equal to 115% of the median income for the Baltimore Metropolitan Statistical Area. Under this program, CMSI will finance 100% of the purchase price, plus up to $5,000 toward closing costs. The customer must pay their pre-paids out of their own funds, and must have two months cash reserves. The borrower(s) must also obtain homebuyer counseling. While the primary emphasis of this program is first time homebuyer, low to moderate income move-up borrowers may still qualify for the program. It is intended for those homeowners that will not experience a significant gain on the sale of their current residence. They cannot own any other real estate at the time of settlement of the community homebuyer loan. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used. The Bank experienced net losses on residential mortgage loans during 1996 of $34,000. There were no losses during 1997 and 1998. There were $164,000 of residential mortgage loans delinquent more than 90 days at December 31, 1998. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

         Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance and depending on the rate and program. As with first mortgage residential loans, borrowers are required to meet certain income and debt ratios. The Bank also has a program which will finance up to 125% of the value of the home, subject to stricter income and debt ratios, with a maximum loan amount of $25,000. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property behind the first mortgage, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced net losses on home equity loans during 1996 of $19,000, and net recoveries on home equity loans during 1997 of $12,000. There were no losses or recoveries on home equity loans during 1998. There were approximately $82,000 of home equity loans delinquent more than 90 days at December 31, 1998. There are no discernible delinquency or loss trends relating to home equity loans known to management.

         Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the variability of the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 100% coverage of the business debt service, and to income-producing property to be self-supporting generally with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. First, commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. Second, the repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business depending on the type of business. Therefore, business risk to the Bank's customer is involved. The Bank experienced net losses on commercial mortgage loans in 1998 of $81,000. The Bank did not experience any losses on commercial mortgage loans during 1997 and 1996. There were $1,046,000 of commercial mortgage loans past due more than 90 days at December 31, 1998. This balance was paid off in January, 1999. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

         Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank's financing of these types of transactions principally relates to projects for residential housing development and construction. The Bank typically will finance 70% to 75% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan because often the end result is an anticipated future event, the timing of which is not always controllable. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses on construction and land development loans during 1998, 1997 or 1996. There were no construction and land development loans past due more than 90 days at December 31, 1998. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

         Time and demand loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but also may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. Time and demand loans and lines of credit are more risky than secured commercial real estate lending transactions. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate, or the collateral may be used for other purposes if not subject to Uniform Commercial Code filings. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had net losses of $236,000 and $24,000 in 1998 and 1997, respectively, and net recoveries of $6,000 in 1996. There were $232,000 of time and demand and line of credit loans delinquent more than 90 days at December 31, 1998. There are no discernible delinquency or loss trends relating to time and demand loans or lines of credit known to management.

         Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. Home improvement loans include those made directly to customers and those made indirectly or originated through an approved home improvement dealer. The Bank makes unsecured home improvement loans to a maximum amount of $12,500, and any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the income-and-debt-ratio requirement helps determine the borrower's current ability to repay the loan. In 1998, 1997 and 1996, the Bank had net charge-offs of home improvement loans of approximately $4,000, $49,000 and $34,000, respectively. There were no home improvement loans delinquent more than 90 days at December 31, 1998. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

         The remainder of the consumer loan portfolio is composed of installment loans for automobiles, boats and recreational vehicles, credit card lines, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance 85% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association
(NADA) publication for used cars. The Bank will finance 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had net losses on automobile loans in 1998, 1997 and 1996 of $1,000, $5,000 and $11,000, respectively. There were no automobile or other vehicle loans past due more than 90 days at December 31, 1998. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

         Credit card, overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. The line amounts are subject to fairly low limits based on an assessment of the customer's credit history and income and debt ratios. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 1998, 1997 and 1996 were approximately $209,000, $113,000, and $98,000, respectively. There were approximately $12,000 of credit card, overdraft loans and other personal loans past due more than 90 days at December 31, 1998. There are no discernible delinquency or loss trends relating to credit card or overdraft lines known to management, however, the increased losses for the three year period relate primarily to a higher level of personal bankruptcy filings.

         Loans secured by savings accounts in the Bank and stock and bond certificates are very secure forms of lending. The Bank will advance funds for up to 100% of balances in savings or certificates of deposit accounts in the Bank. The Bank will advance funds up to 70% of the market value of actively traded stock certificates and bonds or 60% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 1998, 1997 or 1996. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 1998. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

         Reference is also made to Note 4 of the Notes to Consolidated Financial Statements included on page F-13 in this Report for the composition of the loan portfolio by type of loan. This Note will indicate the relative size of the various types of loans to the portfolio in total. Reference is made to the Statistical Disclosures on page 18 of this Report for an allocation of the allowance for loan losses by type of loan which also indicates management's assessment of the degree of risk that each type of loan carries.

         The Bank is the principal originator of the loans it makes, with the exception of residential mortgage loans and home equity loans and lines of credit. These types of loans are predominately loans purchased from a network of brokers or other types of originators with whom the Bank does business. The Bank has begun to sell loans into the secondary market and therefore derives a small amount of noninterest income from serviced loans. These income amounts are not significant to the amounts of noninterest income derived from other sources.

         Reference is made to Note 4 of the Notes to Consolidated Financial Statements which contains the amounts of nonaccrual and delinquent loans at December 31, 1998.

INVESTMENT ACTIVITIES. The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 20% of total assets, and is invested primarily in U.S. Treasury, U.S. Government Agency, state and municipal bonds, and mortgage backed securities with maturities varying from 1999 to 2023. Reference is made to Note 3 of the Notes to Consolidated Financial Statements included on page F-11 of this Report and to the Statistical Disclosures on page 18 for additional information concerning the investment portfolio.

DEPOSIT SERVICES. The Bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Types of deposit accounts available include noninterest bearing demand checking, interest bearing checking (NOW accounts), savings, money market, certificates of deposit, individual retirement accounts, and Christmas Club accounts. These accounts carry varying fee structures depending on the level of services desired by the customer and varying interest rates depending on the balance in the account maintained by the customer. Commercial deposit customers may also choose an overnight investment account which automatically invests excess balances available in demand accounts on a daily basis in repurchase agreements. The Bank's customer base for deposits is primarily retail in nature. The Bank does offer certificates of deposit over $100,000 to its retail and commercial customers. The Bank does not currently solicit these types of deposits through deposit brokers or otherwise, but may do so in the future to meet liquidity needs. The balance of accounts over $100,000 is not significant, and these accounts are offered principally as accommodations to existing customers.

         Reference is also made to Note 8 of the Notes to Consolidated Financial Statements included on page F-17 of this Report for additional information concerning deposits on the Bank.

BROKERAGE ACTIVITIES. Carrollton Financial Services, Inc., a subsidiary of the Bank, provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 1998, commission and other income totaled $926,160 and income after taxes was $191,074.

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

COMPETITION. The Bank faces strong competition in all areas of its operations. This competition comes from entities operating in Baltimore City, Baltimore County, Anne Arundel County and Carroll County, and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions. The Bank also competes for deposits with money market funds, mutual funds and corporate and government securities. The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors, including, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable. Some of the Bank's competitors have greater assets and operating capacity than the Bank.

ASSET MANAGEMENT. The Bank makes available several types of loan services to its customers as described above, depending on customer needs. Recent emphasis has been made on originating short-term (one year or less), variable rate commercial loans and variable rate home equity lines of credit, with the balance of its funds invested in consumer/installment loans and real estate loans, both commercial and residential. The addition of a mortgage subsidiary in late 1997 resulted in growth in residential mortgage lending during 1998, and this is expected to continue. In addition, a portion of the Bank's assets is invested in high-grade securities and other investments in order to provide income, liquidity and safety. Such investments include U.S. government and U.S. government agency securities, mortgage-backed securities and collateralized mortgage obligations, as well as advances of federal funds to other member banks of the Federal Reserve System. Subject to the effects of taxes, the Bank also invests in tax-exempt state and municipal securities with a minimum rating of "A" by a recognized ratings agency. The Bank's primary source of funds is customer deposits. Increased usage of wholesale funding sources over the past two years has been necessary to support growth in the loan portfolio.

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

EMPLOYEES. As of December 31, 1998, the Bank and its subsidiaries had 161 full time equivalent employees, 37 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management does not anticipate any inordinate difficulty in recruiting and training such additional officers and employees as it may need in the future. Management believes that relations with its employees are good.

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

         President Clinton also signed into law a bill which, among other things, allows interstate branching by banking organizations June 1, 1997, subject to each states' separate decision to allow interstate branch banking within the state. As a result of such legislation, it is anticipated that competition by financial institutions within Maryland may increase due to entrance into the market place by branches of out-of-state banks. Such legislation could also spur increased acquisition activity of Maryland institutions by out-of-state organizations. During the 1995 legislative session, the State of Maryland passed legislation to allow interstate branch banking within Maryland.

SUPERVISION AND REGULATION OF THE BANK. The Bank is the only direct subsidiary of the Company. The Bank operates as a banking institution incorporated under the laws of the State of Maryland and is subject to examination by the Commissioner. The Bank is not a member of the Federal Reserve System (an "insured nonmember bank") and as such, its primary federal regulator is the Federal Deposit Insurance Corporation (the "FDIC"). Deposits in the Bank are insured by the FDIC. The Commissioner and the FDIC regulate or monitor all areas of the Bank's operations, including reserves, loans, loans to directors, officers or principal shareholders, loans to one borrower, capital, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records.

         EXAMINATIONS. Pursuant to FDICIA, and subsequent amendments thereto, examinations of insured nonmember banks having assets of $250,000,000 or more must be conducted no less frequently than every 12 months, and examinations of insured nonmember banks having assets of less than $250,000 must be conducted no less frequently than every 18 months. The Bank is subject to assessments by the FDIC to cover the costs of such examinations. As a result of such examinations, the FDIC may revalue assets of the Bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

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

INCOME TAXES. The Company and its subsidiaries are required to file annual income tax returns with both the Internal Revenue Service (the "IRS") and the taxing authorities in any state in which they are qualified to do business. Because the Bank is under $500 million in asset size, it is permitted to use the reserve method of tax accounting for determining bad debt deductions for income tax purposes. At December 31, 1998, the Bank had a tax bad debt reserve of $608,000 and a book bad debt reserve of $2.4 million. The Bank has provided a deferred tax asset on its books for the difference between its tax and book bad debt reserves. If the Bank were to grow to a size of $500 million or greater, it would be required to recapture its tax bad debt reserve over a four year period and pay taxes on that amount. For financial accounting purposes, the payment of these taxes would be offset by an increase in the deferred tax asset related to the difference between tax and book bad debt reserves, potentially subject to a total deferred tax asset limitation based on reasonable recovery under current accounting literature.

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



                         ITEM 2: DESCRIPTION OF PROPERTY

         Both the Bank's main branch and certain of the Company's executive and administrative offices are located in the Bank's headquarters building which it owns in downtown Baltimore, Maryland. The Bank owns buildings for three of its other branch office locations as well. The Bank leases space for the remaining eight branches, and for its operations center which primarily houses back-office functions. Current lease terms expire in 1999 through 2014 and contain renewal options ranging from 5 to 20 years.

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


           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

                             STATISTICAL DISCLOSURES

         The following statistical information should be read in conjunction with the Audited Consolidated Financial Statements contained in Section F of this document and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 34 of this document. The following statistical information contained herein is presented to help the reader gain additional insight to information and discussion presented in the Audited Consolidated Financial Statements and in Management's Discussion and Analysis.

     ITEM 1: DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES, INTEREST AND YIELDS

         The following chart contains average balance sheet information for 1998, 1997 and 1996, and indicates the related interest income or expense and calculated yield. Non-accruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on non-accrual loans is included in the interest income column.

                     Average Balances, Interest, and Yields


                                                                               1998
                                                         ------------------------------------------------
                                                         AVERAGE BALANCE            INTEREST        YIELD
                                                         ---------------            --------        -----
ASSETS

   Federal funds sold                                     $  1,762,230            $    115,545      6.56%

   Investment securities

      U.S. Treasury                                          1,963,488                 134,260       6.84

      U.S. Government agency                                24,681,036               1,678,398       6.80

      State and municipal                                   24,570,127               1,755,723       7.15

      Mortgage-backed securities                            14,277,000                 915,588       6.41

      Other                                                  4,838,476                 268,689       5.55
                                                          ------------            ------------      -----

                                                            70,330,127               4,752,658       6.76
                                                          ------------            ------------      -----

   Loans

      Demand and time                                       26,357,879               2,610,069       9.90

      Residential mortgage                                 114,356,278               8,907,738       7.79

      Commercial mortgage and construction                  37,011,680               3,518,657       9.51

      Installment and credit card                            9,718,837                 906,869       9.33

      Lease financing                                        3,764,111                 311,465       8.27
                                                          ------------            ------------      -----

                                                           191,208,785              16,254,798       8.50
                                                          ------------            ------------      -----

   Total interest-earning assets                           263,301,142              21,123,001       8.02

   Non-interest-bearing cash                                22,365,140

   Bank premises and equipment                               6,816,953

   Other assets                                              5,029,286

   Allowance for loan losses                                (2,250,497)

   Unrealized gains on available for sale securities         1,669,556
                                                          -------------           ------------

                                                          $296,931,580             $21,123,001
                                                          ------------            ------------
                                                          ------------            ------------


LIABILITIES AND SHAREHOLDERS' EQUITY

   Interest-bearing deposits

      Savings and NOW                                     $ 73,497,430             $ 1,566,593       2.13%

      Money market                                          55,545,497               2,404,556       4.33

      Other time                                            69,855,240               3,950,261       5.65
                                                          ------------            ------------      -----

                                                           198,898,167               7,921,410       3.98

      Borrowed funds                                        32,087,248               1,675,313       5.22
                                                          ------------            ------------      -----

                                                           230,985,415               9,596,723       4.15

   Non-interest-bearing deposits                            32,968,381

   Other liabilities                                         2,339,801

   Shareholders' equity                                     30,637,983
                                                          ------------            ------------
                                                          ------------

      Total liabilities and equity                        $296,931,580             $ 9,596,723
                                                          ------------            ------------
                                                          ------------            ------------

NET YIELD ON INTEREST-EARNING ASSETS                      $263,301,142            $ 11,526,278      4.38%
                                                          ------------            ------------
                                                          ------------            ------------


Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

                     Average Balances, Interest, and Yields
                                   (Continued)



                                                                               1997
                                                         ------------------------------------------------
                                                         AVERAGE BALANCE            INTEREST        YIELD
                                                         ---------------            --------        -----

ASSETS
   Federal funds sold                                     $  2,879,315            $    158,874      5.52%
   Interest-bearing deposits                                         -                       -          -

   Investment securities
      U.S. Treasury                                          3,664,192                 255,452       6.97
      U.S. Government agency                                36,833,642               2,534,690       6.88
      State and municipal                                   21,046,244               1,515,037       7.20
      Mortgage-backed securities                            22,295,487               1,462,834       6.56
      Other                                                  4,123,865                 259,251       6.29
                                                         -------------             -----------      -----
                                                            87,963,430               6,027,264       6.85
                                                         -------------             -----------      -----
   Loans
      Demand and time                                       29,086,133               2,969,332      10.21
      Mortgage and construction                            117,434,568               9,936,247       8.46
      Installment and credit card                           12,678,653               1,163,251       9.17
                                                         -------------             -----------      -----
                                                           159,199,354              14,068,830       8.84
                                                         -------------             -----------      -----
   Total interest-earning assets                           250,042,099              20,254,968       8.10

   Non-interest-bearing cash                                17,516,297
   Bank premises and equipment                               5,400,850
   Other assets                                              4,387,500
   Allowance for loan losses                                (2,289,402)
   Unrealized gains on available for sale securities           509,357
                                                         -------------            ------------

      Total assets                                        $275,566,701             $20,254,968
                                                         -------------            ------------
                                                         -------------            ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-bearing deposits
      Savings and NOW                                     $ 71,913,572             $ 1,632,158       2.27%
      Money market                                          58,261,504               2,580,236       4.43
      Other time                                            68,450,581               3,915,808       5.72
                                                         -------------            ------------      -----
                                                           198,625,657               8,128,202       4.09
      Borrowed funds                                        16,221,009                 847,610       5.23
                                                         --------------             ----------      -----
                                                           214,846,666               8,975,812       4.18
   Non-interest-bearing deposits                            30,438,957
   Other liabilities                                         1,321,627




   Shareholders' equity                                     28,959,451
                                                         -------------             -----------

      Total liabilities and equity                        $275,566,701             $ 8,975,812
                                                         -------------             -----------
                                                         -------------             -----------
NET YIELD ON INTEREST-EARNING ASSETS                      $250,042,099             $11,279,156      4.51%
                                                         --------------             ----------      -----
                                                         --------------             ----------      -----



Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

                     Average Balances, Interest, and Yields
                                   (Continued)

                                                                               1996
                                                         ------------------------------------------------
                                                         AVERAGE BALANCE            INTEREST       YIELD
                                                         ---------------            --------       -----
ASSETS
   Federal funds sold                                       $  2,000,000         $   107,404       5.37%
   Interest-bearing deposits                                      80,328               4,781       5.95
   Investment securities
      U.S. Treasury                                            6,287,274             406,733       6.47
      U.S. Government agency                                  40,287,442           2,568,964       6.38
      State and municipal                                     17,076,309           1,221,347       7.15
      Mortgage-backed securities                              23,609,276           1,563,854       6.62
      Other                                                    2,829,995             148,756       5.26
                                                             ------------         ----------       ----
                                                              90,090,296           5,909,654       6.56
                                                             ------------         ----------       ----
   Loans
      Demand and time                                         26,141,357           2,708,450      10.36
      Mortgage and construction                              104,423,480           8,860,566       8.49
      Installment and credit card                             15,730,078           1,349,889       8.58
                                                            -------------         ----------       ----
                                                             146,294,915          12,918,905       8.83
                                                            -------------        -----------       ----
   Total interest-earning assets                             238,465,539          18,940,744       7.94

   Non-interest-bearing cash                                  15,289,149
   Bank premises and equipment                                 4,324,119
   Other assets                                                5,054,500
   Allowance for loan losses                                  (2,256,400)
   Unrealized gains on available for sale securities              26,752
                                                            -------------        -----------

      Total assets                                          $260,903,659         $18,940,744
                                                            -------------        -----------
                                                            -------------        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-bearing deposits
      Savings and NOW                                       $ 70,472,716         $ 1,740,092       2.47%
      Money market                                            61,690,578           2,669,164       4.33
      Other time                                              63,379,561           3,698,671       5.84
                                                            -------------        -----------       ----
                                                             195,542,855           8,107,927       4.15
      Borrowed funds                                           8,512,282             440,815       5.18
                                                            -------------         ----------       ----
                                                             204,055,137           8,548,742       4.19
   Non-interest-bearing deposits                              28,169,827
   Other liabilities                                           1,510,893
   Shareholders' equity                                       27,167,802
                                                            -------------         ----------






      Total liabilities and equity                          $260,903,659        $  8,548,742
                                                            -------------         ----------
                                                            -------------         ----------
NET YIELD ON INTEREST-EARNING ASSETS                        $238,465,539        $ 10,392,002       4.36%
                                                            -------------         ----------       -----
                                                            -------------         ----------       -----



Interest on investments is presented on a fully taxable equivalent basis, using regular income tax rates.

RATE AND VOLUME VARIANCE

         The following chart shows the changes in interest income and interest expense for the last two years resulting from changes in volume and changes in rates.

                                                  1998 Compared to 1997                      1997 Compared to 1996
                                                Change Due to Variance In                   Change Due to Variance In
                                           Rates         Volumes         Total         Rates          Volumes         Total
                                           -----         -------         -----         -----          -------         -----
INTEREST EARNED ON

 Federal funds sold                    $    18,309    $   (61,638)   $   (43,329)   $     4,249    $    47,221    $    51,470

 Interest-bearing deposits                    --             --             --             --           (4,781)        (4,781)

 Investment securities

  U.S. Treasury                             (2,626)      (118,566)      (121,192)        18,410       (169,691)      (151,281)

  U.S. Government agency                   (20,016)      (836,276)      (856,292)       185,961       (220,235)       (34,274)

  State and municipal                      (12,985)       253,671        240,686          9,748        283,942        293,690

  Mortgage backed securities               (21,143)      (526,103)      (547,246)       (13,996)       (87,024)      (101,020)

  Other                                    (35,487)        44,925          9,438         42,484         68,011        110,495
                                       -----------    -----------    -----------    -----------    -----------    -----------

                                           (92,257)    (1,182,349)    (1,274,606)       242,607       (124,997)       117,610
                                       -----------    -----------    -----------    -----------    -----------    -----------

 Loans

  Demand and time                         (158,710)       110,209        (48,501)       (14,331)       125,876        111,545

  Residential mortgage                    (184,754)     2,552,026      2,367,272         31,688        727,685        759,373

  Commercial mortgage and                  (54,424)       177,300        122,876        (58,252)       374,560        316,308
construction

  Installment and credit card               15,178       (271,560)      (256,382)        75,223       (261,861)      (186,638)

  Lease financing                            1,797         (1,094)           703          9,568        139,769        149,337
                                       -----------    -----------    -----------    -----------    -----------    -----------

                                          (380,913)     2,566,881      2,185,968         43,896     1,106,029   1,149,925
                                       -----------    -----------    -----------    -----------    -----------    -----------

    Total interest earned                 (454,861)     1,322,894        868,033        290,752      1,023,472      1,314,224
                                       -----------    -----------    -----------    -----------    -----------    -----------

INTEREST EXPENSE ON

 Deposits

  Savings and NOW                         (101,512)        35,947        (65,565)      (143,511)        35,577       (107,934)

  Money market                             (55,396)      (120,284)      (175,680)        59,438       (148,366)       (88,928)

  Other time                               (45,902)        80,355         34,453        (78,796)       295,933        217,137

 Borrowed funds                             (1,369)       829,072        827,703          7,593        399,202        406,795
                                       -----------    -----------    -----------    -----------    -----------    -----------

    Total interest expense                (204,179)       825,090        620,911       (155,276)       582,346        427,070
                                       -----------    -----------    -----------    -----------    -----------    -----------


    Net interest income                $  (250,682)   $   497,804    $   247,122    $   446,028    $   441,126    $   887,154
                                       -----------    -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------    -----------



Interest on investments and loans is presented on a fully taxable equivalent basis. The change in rate/volume has been allocated wholly to the change in rates for both years presented.

                          ITEM 2: INVESTMENT PORTFOLIO

AMORTIZED COST OF INVESTMENTS

         Reference is made to Note 3 of Notes to Consolidated Financial Statements on page F-11 for the amortized cost of investments at the end of 1998 and 1997. The carrying value of investments at the end of 1996 was as follows:


AVAILABLE FOR SALE
U.S. Government agency                                 $ 32,310,225
Mortgage backed securities                               22,439,662
State and municipal                                      11,688,950
Federal Home Loan Bank Stock                                799,200
Equity securities                                         2,723,915
                                                       ------------

                                                       $ 69,961,952
                                                       ------------
                                                       ------------
HELD TO MATURITY
U.S. Treasury                                          $  4,295,866
U.S. Government agency                                    3,793,612
Mortgage backed securities                                  832,114
State and municipal                                       7,344,224
Foreign bonds                                                50,000
                                                       ------------

                                                       $ 16,315,816
                                                       ------------
                                                       ------------



Note: Investments classified as available for sale are carried at market value whereas investments classified as held to maturity are carried at amortized cost.

MATURITY AND WEIGHTED AVERAGE YIELDS

         The following charts show the maturity distribution for amortized cost and weighted average yields of debt securities in the Company's investment portfolio at December 31, 1998. Separate charts are presented for securities classified as available for sale and held to maturity. Because the amortized cost is shown and not market value, the totals of the available for sale securities will not agree with the amount shown on the Consolidated Balance Sheet for 1998 in Part II, Item 7.


                                                               MATURITY DISTRIBUTION - AMORTIZED COST
                                                               --------------------------------------

                                                                        Available for Sale
                                                                        ------------------
Description                          Less Than 1 Year        1 to 5 Years      5 to 10 Years        Greater Than 10 Years
-----------                          ----------------        ------------      -------------        ---------------------
U.S. Treasury                                $     --        $    500,567       $         --                 $         --
U.S. Government agency                             --           6,946,791         13,500,732                           --
Mortgage backed securities (1)                 93,496           2,727,590            340,969                    5,960,616
State and municipal                                --           2,688,020          5,303,732                   11,160,676
                                     ----------------        ------------      -------------                -------------

                                             $ 93,496        $ 12,862,968       $ 19,145,433                 $ 17,121,292
                                     ----------------        ------------      -------------                -------------





                                                                        Held to Maturity
                                                                        ----------------

Description                          Less Than 1 Year        1 to 5 Years      5 to 10 Years        Greater Than 10 Years
-----------                          ----------------        ------------      -------------        ---------------------
U.S. Treasury                                $499,818          $  799,038         $       --                    $      --
U.S. Government Agency                             --                  --                 --                           --
Mortgage backed securities (1)                     --                  --                 --                           --
State and municipal                           150,000           2,636,862          3,971,193                      280,000
Foreign                                            --                  --                 --                       50,000
                                            ---------        ------------      -------------                    ---------

                                             $649,818          $3,435,900         $4,598,414                    $ 330,000
                                            ---------        ------------      -------------                    ---------
                                            ---------        ------------      -------------                    ---------




(1) Mortgage backed securities are included in the maturity distribution table based on the average life of the security using anticipated prepayment rates.

                                                             WEIGHTED AVERAGE YIELD
                                                             ----------------------

                                                                Available for Sale
                                                                ------------------

Description                            Less Than 1 Year      1 to 5 Years      5 to 10 Years    Greater than 10 Years
-----------                            ----------------      ------------      -------------    ---------------------
U.S. Treasury                                      --               5.39%                 --                --
U.S. Government agency                             --               6.08%              6.32%
Mortgage backed securities                      5.99%               6.22%              6.08%             6.42%
State and municipal (1)                            --               6.51%              7.40%             7.42%
                                            ---------            --------             ------            ------

                                                5.49%               6.17%              6.61%             7.07%
                                            ---------            --------             ------            ------
                                            ---------            --------             ------            ------

                                                                 Held to Maturity
                                                                 ----------------

Description                            Less than 1 Year        1 to 5 Years      5 to 10 Years       Greater than 10 Years
-----------                            ----------------        ------------      -------------       ---------------------
U.S. Treasury                                   6.43%               5.75%                 --                --
U.S. Government Agency                             --                  --                 --                --
Mortgage backed securities                         --                  --                 --                --
State and municipal (1)                        12.12%               7.13%              8.12%             8.56%
Foreign                                            --                  --                 --             5.50%
                                           ----------         -----------         ----------           -------

                                                7.74%               6.81%              8.12%             8.10%
                                            ---------            --------             ------            ------
                                            ---------            --------             ------            ------


(1) Yields on state and municipal obligations are computed on a tax equivalent basis using a 34% federal income tax rate.

There are no securities of any issuer in the investment portfolio which exceeds ten percent of shareholders' equity.

                             ITEM 3: LOAN PORTFOLIO

CLASSIFICATION OF LOANS

         Reference is made to Note 4 of Notes to Consolidated Financial Statements on page F-13 for the classification of loans at the end of 1998 and 1997. In addition to that information, the following information concerning loans is presented.

                                                              1996                  1995                   1994
                                                              ----                  ----                   ----
Real Estate:
   Residential                                            $ 82,576,975          $ 70,754,025           $ 69,158,861
   Commercial                                               30,761,597            29,019,857             26,751,432
   Construction & land development                           1,942,861             2,904,008                780,254
Demand and time                                             19,937,561            18,718,070             14,911,369
Installment & credit card                                   13,410,083            15,041,537             16,317,472
Lease financing                                             3,365,075                      -                      -
                                                            ----------            ----------             ----------



                                                           151,994,152           136,437,497            127,919,388

Allowance for loan losses                                    2,241,148             2,243,472              1,931,345
                                                            ----------            ----------             ----------
Loans, net                                                $149,753,004          $134,194,025           $125,988,043
                                                          ------------          ------------           ------------
                                                          ------------          ------------           ------------


MATURITIES AND INTEREST RATE SENSITIVITIES
------------------------------------------

         The maturities and sensitivities to changes in interest rates for commercial demand and time loans and real estate - construction loans at December 31, 1998 is presented below:


                                                                      Contractually Due
                                                                      -----------------

                                           One year or      After one year through           After five years
                                               less                five years
                                           -----------      ----------------------           ----------------
                                                             Variable       Fixed        Variable         Fixed
                                                             --------       ------       --------         -----
Construction and land development            $227,800           -             -              -              -
Commercial demand and time                  $20,957,194         -             -              -              -


RISK ELEMENTS

         Reference is made to Note 4 of Notes to Consolidated Financial Statements on page F-13 for nonaccrual, past due and restructured loans at the end of 1998, 1997 and 1996. In addition to that information, the following information concerning risk elements is presented.


                                          1995                  1994
                                          ----                  ----
Nonaccrual                               $ 447,073              $256,858
Restructured                               834,341                    --
                                      ------------            ----------

                                       $ 1,281,414              $256,858
                                      ------------            ----------
                                      ------------            ----------

Accruing loans past due more than
 90 days                                 $ 121,893              $ 22,898
                                      ------------            ----------
                                      ------------            ----------


         Other than those previously mentioned, as of December 31, 1998, there is one loan amounting to $742,349 about which management has serious doubts as to the borrower's ability to comply with present loan repayment terms. While the loan has ranged from current to 60 days past due over the last year, the borrower's business has been deteriorating steadily. Any further deterioration in the borrower's business would cause management to question how much longer the borrower could sustain the cash flow necessary to service the debt. There are no other interest-bearing assets that would be required to be reported under this section if such assets were loans.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                 YEARS ENDED DECEMBER 31
Description                                     1998          1997           1996           1995            1994
-----------                                     ----          ----           ----           ----            ----
Balance at beginning of year              $2,302,981    $2,241,148     $2,243,472     $1,931,345      $1,902,507
Charge-offs:
   Commercial                                294,432        35,914              -              -           4,318
   Real Estate:
      Residential                                  -             -         52,613              -          69,452
      Commercial                             102,300             -              -              -               -
      Construction                                 -             -              -              -               -
   Installment                               276,951       221,855        218,950       172,375          151,108
                                             -------       -------        -------       --------         -------
                                             673,683       257,769        271,563       172,375          224,878
                                             -------       -------        -------       --------         -------
Recoveries:
   Commercial                                 57,710        12,051              -              -          23,466
   Real Estate:
      Residential                                  -             -          2,000         10,134          29,155
      Commercial                              22,258             -          6,406              -               -
      Construction                                 -             -              -              -               -
   Installment                                63,466        67,551         73,333       474,368           75,095
                                              ------        ------         ------       --------          ------
                                             143,434        79,602         81,739       484,502          127,716
                                             -------        ------         ------       --------         -------

Net charge-offs                              530,249       178,167        189,824      (312,127)          97,162
                                             -------       -------        -------      ---------          ------
Provision charged to operations              615,000       240,000        187,500             -          126,000
                                             -------       -------        -------      ---------          ------
Balance at end of the year                $2,387,732    $2,302,981     $2,241,148    $2,243,472       $1,931,345
                                          ----------    ----------     ----------     ----------      ----------
                                          ----------    ----------     ----------     ----------      ----------

Ratio of net charge-offs to average             .28%          .11%           .13%           .00%            .08%
loans outstanding

The provision charged to operations for 1996, 1997 and 1998 is discussed in the section on Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 34 of this document. The Company's provisions in 1995 and 1994 related to the level of net losses incurred and to loan portfolio growth in each year.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


Allocated Amount of the Allowance--Years Ended December 31

Portfolio                1998           1997            1996           1995           1994
---------                ----           ----            ----           ----           ----
Commercial(a)           $  739,235     $  423,782     $  563,820      $  289,203    $  388,420
Real Estate:
 Residential               508,999        565,113        433,873         531,480       436,614
 Commercial                955,747        682,604        386,825         357,384       278,181
 Construction                6,767          9,311          7,610          15,805        15,605
Installment                116,312        211,704        269,147         219,159       181,315
Unallocated                 60,672        410,467        579,873         830,441       631,210
                            ------        -------        -------      ----------    ----------

                        $2,387,732     $2,302,981     $2,241,148      $2,243,472    $1,931,345
                        ----------     ----------     ----------      ----------    ----------
                        ----------     ----------     ----------      ----------    ----------





Percent of Loans in Each Category to Total Loans--Years Ended December 31

Portfolio                 1998          1997            1996       1995       1994
---------                 ----          ----            ----       ----       ----
Commercial (a)           14.7%        15.5%            15.3%       17.8%      11.7%
Real Estate:
 Residential             63.0%        57.2%            54.4%       49.1%      54.1%
 Commercial              16.0%        20.0%            20.2%       18.6%      20.9%
 Construction              .6%         1.1%             1.3%        2.3%        .6%

Installment               5.7%         6.2%             8.8%       12.2%      12.7%
                        -----        -----            -----       -----      -----
                        100.0%       100.0%           100.0%      100.0%     100.0%
                        -----        -----            -----       -----      -----
                        -----        -----            -----       -----      -----



(a)  Commercial loans includes lease financing.

                                ITEM 5: DEPOSITS

         Reference is made to the tables for Average Balances, Interest and Yields under Item 1 of this section on page 19. Reference is made to Note 8 of Notes to Consolidated Financial Statements on page F-17 for additional information concerning deposits.



                       ITEM 6: RETURN ON EQUITY AND ASSETS

Description                                1998               1997             1996
-----------                                ----               ----             ----
Return on average assets                    1.00%               .78%             .78%
Return on average equity                    9.71%              7.39%            7.47%
Dividend payout ratio                      27.63%             35.07%           28.99%
Average equity to average assets           10.32%             10.51%           10.41%



                          ITEM 7: SHORT-TERM BORROWINGS

         Reference is made to Note 10 of Notes to Consolidated Financial Statements on page F-18 for a description of the general terms of short-term borrowings, and for information related to repurchase agreements.

         Other short term borrowings, consisting of the combined amounts for Advances from the Federal Home Loan Bank and Notes Payable-U.S. Treasury, are as follows.


Other short-term borrowings:                        1998           1997           1996
                                                    ----           ----           ----
Total outstanding at period-end                 $35,414,906    $11,706,255    $ 6,646,478
Average amount outstanding during period         19,414,143      9,121,290      3,780,494
Maximum amount outstanding at any period-end     35,414,906     19,416,627      8,702,977
Weighted average interest rate at period-end           5.11%          5.55%          6.16%
Weighted average interest rate for the period          5.68%          5.68%          5.42%


                                     PART II

        ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

TRADING AND DIVIDENDS

         As of December 31, 1998, there were approximately 528 shareholders of record of the Company. Since May 1994, the Company's Common Stock has traded on the Nasdaq National Market Tier of The Nasdaq Stock Market under the symbol "CRRB". Currently, there are two broker-dealers who make a market in the Common Stock.

         The table below sets forth the high and low sales price for each quarter in the last two years, and cash dividends paid per share, adjusted to reflect the effect of the 5% stock dividend declared by the Company in January, 1998.


Period                                         Price Per Share               Cash Dividends Paid
                                                                             Per Share
------                                         ---------------               -------------------
                                1997                      1998               1997         1998
                                ----                      ----               ----         ----
                        High           Low         High          Low
                        ----           ---         ----          ---
1st Quarter             $37.50        $33.33      $23.23       $20.42        $.14         $.12
2nd Quarter              39.00         35.25       27.63        22.15         .14          .12
3rd Quarter              38.25         32.50       28.35        24.77         .15          .13
4th Quarter              34.31         32.50       34.78        27.87         .15          .13



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

 ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                            1998 as compared to 1997

                                    EARNINGS

Summary

         Carrollton Bancorp reported net income for 1998 of $2,974,000, or $2.07 per share, representing a 39% increase over 1997 net income of $2,139,000, or $1.46 per share. Part of the earnings increase resulted from a nonrecurring, one-time gain on an equity position that was sold in the third quarter of 1998. This nonrecurring gain amounted to $1,250,000, or $.87 per share, on an after tax basis. The loan portfolio grew 23% to $210,800,000 as a result of residential mortgage production. The loan portfolio growth resulted in a 4% increase in interest income over 1997. Non-interest income from fees continued its trend, increasing by 28% over 1997. In addition to fees generated by the ATM network of 120 machines, income from merchant services and national point of sale sponsorships grew significantly during 1998. Included in expense growth in 1998 were the variable cost components of fee income which grew in relation to fee growth.

Net Interest Income

         Net interest income is the principal source of earnings for a banking company. It represents the difference between the interest income earned on loans and other investments, and the interest paid on deposits and borrowed funds. For analysis, net interest income is measured on a fully taxable equivalent basis. To determine the taxable equivalent basis, an adjustment is made to income from investments in state and municipal securities which achieve a federal or state tax benefit, to dividends from equity stocks which achieve a dividend exclusion, and to certain loans which are tax exempt.

         In 1998, net interest income on a taxable equivalent basis increased by $247,000 over 1997 to $11.5 million as a result of increased volume in the loan portfolio and a reduction of the rates paid on deposit accounts. On average, the loan portfolio increased 20% over 1997 while the investment portfolio decreased by 20%. The yield on the loan portfolio decreased from 8.84% in 1997 to 8.50% in 1998. The prime rate decreases in late 1998 and a very competitive loan market caused the loan yield to fall. The yield on investment securities also decreased to 6.76% in 1998 from 6.85% in 1997. The securities portfolio yield declined as a result of general declines in market rates from 1997. The growth in the loan portfolio overshadowed the falling yields to cause total interest income on a tax equivalent basis to rise from $20.3 million in 1997 to $21.1 million in 1998.

Interest expense increased $0.6 million to $9.6 million in 1998 from $9.0 million in 1997. Interest expense increased primarily due to increased borrowings, which increased on average by 98%. Interest expense on deposits decreased from 1997 to 1998 as the cost of interest-bearing deposits fell from 4.09% in 1997 to 3.98% in 1998. The cost of borrowed funds was about the same at 5.22% in 1998 and 5.23% in 1997. The table for Rate and Volume

Variance Analysis shows the increase in interest expense resulted from increased volume of borrowings. The growth in interest-bearing liabilities supported loan portfolio growth.

Provision for Loan Losses

         The provision for loan losses was $615,000 for 1998 compared to $240,000 for 1997. Non accrual, restructured, and delinquent loans over 90 days to total loans increased to 1.02% at the end of 1998 compared to .61% in 1997. This rise was from increased delinquencies and non-accrual loans. The ratio of loan losses to average loans also increased in 1998 to .28% compared to .11% for 1997. This increase was attributable to various commercial loan losses recognized.

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


Non-Interest Income

         For 1998, non-interest income excluding securities gains and gains on loan sales increased by 28% over 1997. Brokerage commissions increased $57,000 or 7% in 1998 due to the continued strong stock market. Other fees and commissions increased $1.5 million principally as a result of increased merchant services income and ATM fees. Merchant services income rose due to an increase in the number of merchants receiving credit card deposit services. ATM fee income growth came about from an increase in the convenience fee and by additional machines placed in service.

         Net securities gains in 1998 were $2,404,000 compared to $175,000 in 1997. The gains in 1998 included $2,036,000 on the sale of an equity position in a non-public company that operated as a regional switch for electronic banking transactions, such as ATM and point of sale transactions. Other equity gains from the restructuring of an equity portfolio by an outside manager amounted to $273,000. The remaining net gains of $95,000 were generated on sales of debt securities with a book value of $9.4 million. The debt security sales were undertaken to move into issues that are state tax exempt in Maryland.

         The Company also began in this year to sell loans generated by its mortgage unit, as well as other loans held in its portfolio. These transactions generated gains of $448,000 on principal balances sold of $24,377,000. At December 31, 1998, the Company serviced loans totaling $5,379,000.


Non-Interest Expenses

         In 1998, non-interest expenses increased by $2.7 million or 20%. Salaries and benefits increased by $692,000, or 12% due to staff additions and merit increases. Full time equivalent staff increased from 157 positions at the end of 1997 to 161 positions at December 31, 1998. Most of this increase is attributable to the branch opened in the White Marsh area in February, 1998. In certain areas of the Company, staff reductions occurred through attrition and the positions were eliminated. Occupancy expenses increased $78,000 over 1997 due to rents incurred for the new branch, and expenses related to the headquarters office building purchased and occupied in late 1997. These expenses were offset by a reduction in expenses from 1997 for the write-off of leasehold improvements in a branch that was required to be relocated. Furniture and equipment expense increased for depreciation on the imaging equipment and ATM machines purchased in late 1997 and early 1998, plus the related maintenance contracts expense. Other operating expenses increased $1.6 million, or 32%. Approximately half of this increase relates to increased volumes of fee generating activities, in particular merchant services and ATM transactions. As fee income grows in those areas, related expenses will grow, but the Company earns a spread. Many other expenses also increased during 1998 related to the Company's growth, such as data processing, marketing, carrier services, telephone and postage.


Income Tax Provision

            For 1998, the effective tax rate for the Company increased to 27% as compared to 24% for 1997. This increase was primarily due to an increase in income before taxes. During 1998, the Company increased the benefit from tax exempt income by increasing its investment in municipal bonds. In addition, the Maryland tax laws for banks were revised in 1996 to provide an exemption from state tax on the income earned on certain qualifying investments, which was 100% effective for 1998 compared to 75% effective for 1997. However, the increased benefit from investment income was not sufficient to offset the increase in taxes due to a higher pre-tax income amount.


                               FINANCIAL CONDITION


Summary

         Total assets of the Company increased by 10% to $317.9 million at December 31, 1998 versus $287.9 million at the end of 1997. Investment securities declined to $65.1 million at December 31, 1998. Total loans at December 31, 1998 grew 23% to $210.8 million as compared to $170.8 million at the end of 1997. Interest earning assets increased to $274.0 million and were 86.2% of total assets at December 31, 1998.


Investment Securities

         Securities decreased from $83.6 million at December 31, 1997 to $65.1 million at December 31, 1998. The portfolio consists mainly of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and state and municipal obligations. The income from state and municipal obligations is exempt from federal income tax. Certain agency securities are exempt from state income taxes. The Company uses its investment portfolio as a source of both liquidity and earnings.

         The Company liquidated $9.4 million of available for sale securities during 1998. These transactions were principally undertaken to increase yield or provide liquidity. The security which generated the significant gain on sale in the third quarter was classified as available for sale, but had no published market value and was therefore carried at cost.


Loans

         Total loans increased $40 million or 23% from 1997 to $210.8 million at December 31, 1998. Approximately 82% of the growth came from residential loan production by the mortgage unit, which was added in late 1997. The remaining growth was in equity loans and lines of credit with other consumer products declining during the year. Both the residential mortgage and equity loan units are principally wholesale operations. The commercial lines of business declined in the aggregate by 1%. Commercial loans equaled 29% of total loans at the end of the year and amounted to $62 million. Consumer loans amounted to $149 million and were 71% of total loans.

Allowance for Loan Losses

         At December 31, 1998, the allowance for loan losses was $2.4 million, a slight increase from the end of 1997. At December 31, 1998, the ratio of the allowance to total loans was 1.13% as compared to 1.35% at December 31, 1997. This ratio fell as a result of portfolio growth. The ratio of net loan losses to average loans outstanding for 1998 was .28% as compared to .11% for 1997. The ratio of non-accrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to 1.02% at December 31, 1998 from .45% at the end of 1997. The ratio of real estate secured loans to total loans increased to 82% at the end of 1998 from 78% at the end of 1997.

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

Funding Sources

         Total deposits at December 31, 1998 increased by $2.6 million to $237.0 million from the end of 1997. Interest-bearing accounts decreased by $1.9 million and non-interest bearing deposits increased by $4.4 million. Deposit growth is attributed primarily to new account relationships resulting from the opening of a new branch in a new market area, and implementation of a retail division sales force.

         Other borrowings increased significantly in 1998 to fund loan growth. Advances from the Federal Home Loan Bank increased to $35 million at the end of 1998 compared to $9 million at the end of 1997, and this increase principally funded residential mortgage loan growth. Borrowings for federal funds purchased and securities sold under agreements to repurchase increased by $1.8 million at December 31, 1998.

Capital

         At December 31, 1998, shareholders' equity was $30.9 million, an increase of $1.1 million over 1997. The Company paid shareholders dividends totaling $822,000, and net income for 1998 was $3.0 million. In addition, the Company purchased and retired common stock for $1.0 million in 1998. Stockholders' equity amounted to 9.71% of total assets at December 31, 1998 as compared to 10.35% at the end of 1997. The decrease in this ratio was caused by asset growth in the balance sheet, but is still at a very strong level.

         Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by stockholders' equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

         In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company at December 31, 1998 and 1997. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the bank are well capitalized.

                                                 At December 31
                                        Carrollton            Carrollton
                                         Bancorp                  Bank
Ratio                      Minimum   1998       1997         1998      1997
-----                      -------   ----       ----         ----      ----
Leverage Ratio             4%         9.4%       9.4%         8.1%      8.4%
Risk-based Capital:
         Tier 1 (Core)     4%        15.0%      15.9%        13.3%     14.2%
         Tier 2 (Total)    8%        16.8%      17.1%        14.6%     15.5%


Liquidity

         Liquidity management ensures that funds are available when required to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities and can be raised by liquidating assets or through additional borrowings. Securities classified as available for sale can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has unsecured lines of credit outstanding under which it could borrow $7 million, secured lines of $6 million, and has borrowing capacity with the Federal Home Loan Bank of $45 million which is collateralized by a blanket security interest in the Company's residential first mortgage loans.

         At December 31, 1998, the Company had outstanding loan commitments and unused lines of credit totaling $85.9 million. Of this total, management places a high probability for funding within 1 year on approximately $21.4 million. The remaining amount is mainly unused home equity lines of credit and credit card lines on which management places a low probability for required funding.


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

         At December 31, 1998, the Company was in a slightly liability sensitive position amounting to 1.8% of assets within a one year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. Although the Company was at a slightly negative asset/liability position at December 31, 1998, the Company can experience significant volatility in its asset/liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management works to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment.

         The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 1998. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been adjusted based on account age. All accounts open less than two years are reflected in the one year time horizon in the gap table. Accounts that have been open between two and five years are reflected in the 1 to 2 year time horizon in the table. Accounts open over five years are reflected in the 2 to 5 year horizon. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

      PERIOD FROM DECEMBER 31, 1998 IN WHICH ASSETS AND LIABILITIES REPRICE
----------------------------------------------------------------------------

                                    0 to 90      91 to 365    greater than1 to 2  greater than 2 to 5     greater than 5
($000)                                 days           days    years                             years              years
------------                           ----           ----    -----                             -----              -----
ASSETS:

Short term investments          $        22

Securities                           16,922   $     11,677          $      2,862         $     15,278          $  18,394

Loans                                99,782         23,332                17,159               33,492             37,036
                               ------------   ------------          ------------         ------------          ---------

                                    116,726         35,009                20,021               48,770             55,430
                               ------------   ------------          ------------         ------------          ---------

LIABILITIES:

Deposits                             58,053         66,184                34,305               39,651                968

Borrowings                           33,231                                                    10,000              5,000
                               ------------   ------------          ------------         ------------          ---------

                               $     91,284   $     66,184          $     34,305         $     49,651          $   5,968
                               ------------   ------------          ------------         ------------          ---------

Gap position:

   Period                      $     25,442   $   (31,175)          $   (14,284)         $      (881)          $  49,462

   % of Assets                         8.0%         (9.8%)                (4.5%)               (0.3%)              15.6%

   Cumulative                  $     25,442   $    (5,753)          $   (20,017)         $   (20,898)          $  28,564

   % of Assets                         8.0%         (1.8%)                (6.3%)               (6.6%)               9.0%

Cumulative risk sensitive
assets to risk sensitive
liabilities                            1.28          0.96                  0.90                 0.91                1.12


New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued three standards during 1998, and one in early 1999. Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS--AN AMENDMENT OF FASB STATEMENTS NO. 87, 88 AND 106, is effective for the accompanying financial statements, and the Company has complied with the provisions of this statements where applicable. Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and Statement No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, become effective for fiscal quarters beginning after June 15, 1999 and December 15, 1998, respectively. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Statement No. 134 amends Statements No. 65 and 115 regarding accounting for mortgage backed securities. Statement No. 135, RESCISSION OF FASB STATEMENT NO 75 AND TECHNICAL CORRECTIONS, is effective for fiscal years beginning after February 15, 1999, and rescinds FASB Statement No.
75. Management does not expect these statements to have any material effect on the Company's financial position or results of operations.



The Year 2000 Issue

         The following information is provided as a "Year 2000 Readiness Disclosure" in compliance with the Year 2000 Information and Readiness Disclosure Act of 1998.

         The Year 2000 issue relates to computer programs that use only two digits to identify a year in the date field. Unless corrected, these programs could read the year 2000 as the year 1900, and likely would adversely affect any number of calculations that are made using that date field. Financial institutions are highly computerized organizations, and the year 2000 issue represents a significant risk to the industry. The Company faces the same risks as the industry. The potential risk of any major loan or deposit systems failure of the year 2000 issue are that loan interest and balances could not be accurately calculated, billed and collected, and deposit interest and balances could not be accurately calculated and paid to customers. These failures could have a significant impact on a financial institutions operations and liquidity.

         The Company adopted a Year 2000 Action Plan ("the Plan") during 1997. This Plan is consistent with the mandates and guidelines set forth by the FDIC and the FFIEC. As part of the Plan, the Company formed a committee of the Board of Directors for purposes of oversight of management's efforts in addressing this issue. Within the Company, a committee of senior managers was formed to address this issue. The management committee identified five major phases of an action plan: Awareness, Assessment, Renovation, Validation, and Implementation.

         The awareness phase is a continuing effort to educate employees, customers, business partners and vendors of the impact of the Year 2000 issue. The effort is well under way through communication with the appropriate constituencies and training for all employees.

         During the assessment phase, which was completed by March 31, 1998, a detailed listing was compiled of all hardware, software, equipment, and vendors owned or used by the Company. Each item was assigned a priority based on its importance to the operations of the company and the risk associated with non-compliance. All manufacturers, software providers and vendors were requested to provide information relating to the readiness of their product or process for the Year 2000. The critical areas were identified as the core banking system of deposits and loans, the ATM network, the loan documentation and compliance software, and the proof and transit operating systems. The Company has also assessed non-information technology systems as well, including the alarm systems at the various locations of the Company.


         On completion of the assessment phase, any hardware or software that was determined not year 2000 compliant was slated for replacement or renovation. During the renovation phase, the appropriate fixes or patches were put in place to make these items compliant.

         The validation phase consisted of testing all hardware and software for Year 2000 readiness. A testing committee was established within the Company to oversee this process. Validation of the core banking systems has been completed. In November and December, 1998, test transactions were processed to validate changes made to the core banking system of deposits and loans of our primary data processing third party service provider. Validation tests were also run on the loan documentation and compliance software. The tests were a success, and no Year 2000 problems were indicated. However, future testing to assure integration with other key systems of the Company is anticipated for early 1999. In addition, validation of the proof and transit operating system is to be completed by March, 1999. All of the Company's ATM machines have been upgraded to be compliant with year 2000 requirements, and are also being tested in early 1999. The validation and renovation, if necessary, of other material operation and support systems will continue through June, 1999. If these systems are found to be non-compliant, they will be renovated, modified or replaced with validation tests conducted to assure future compliance.

         Contingency planning for all mission critical functions is underway and will be completed by June 1999. Management's current estimate at this time of the worst case scenario that may occur would be that the branch banking network, including deposit processing, could be off-line immediately following year end, 1999. This off-line processing would have minimal impact if the length of time that this condition existed is limited. To plan for this scenario, the company will provide every branch with the necessary data to process transactions at their locations. In addition, to accommodate all branches, the deposit servicing center located at the operations center will have a complete trial balance of all accounts for all branch locations.

         Of concern to management is the amount of funds which may be necessary in the branches and in ATM machines at the end of 1999 in the event customers desire to withdraw extra cash over the millennium change. The Company is currently working to estimate the most likely level of cash requirements, the source of these funds, and the required level of security and insurance for this additional cash. It may be necessary to build significant levels of cash at the end of 1999 which could reduce earning assets or increase borrowings for a period of time, thereby negatively affecting earnings. In addition, it may be necessary to purchase commitments from current cash sources to guarantee funds availability, and to purchase commitments from vendors who transport cash.

         Another concern is the ability of commercial loan customers to repay the Company if their business is negatively impacted by this issue. Loan underwriting for the past year has included issues relating to the customer's preparedness for the Year 2000, and their reliance on computers in their business operations. The loan group has worked also to assess the preparedness of customers whose loans pre-existed current underwriting standards, and determine what potential problems may exist.

         Total costs associated with the plan will primarily include costs incurred to upgrade the existing software and hardware not currently Year 2000 compliant. The company expects that these costs would be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances, but estimates that $40,000 has been incurred to date which could be related to the Year 2000 issue. This excludes the cost allocated by the Company's primary data processing third party service provider, whose costs to date for Year 2000 issues are $25,000. The Company has spent approximately $50,000 on software to make its ATM's Year 2000 compliant and approximately $3,000 on education and seminars for Company personnel. The Company does not track internal costs for personnel devoted to Year 2000 issues; however, three individuals have spent significant time on the project, and many other individuals have spent numerous hours to ensure the Company will be compliant. Actual costs, including personnel related costs, are not expected to exceed $500,000 over a period of eighteen months, some of which would be capitalized and amortized to future periods. This does not include any negative impact on earnings for significant liquidity needs at the end of 1999, which cannot be reasonably estimated at this time.


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

Net Interest Income

         In 1997, net interest income on a taxable equivalent basis increased by $887,000 over 1996 to $11.3 million as a result of increased volume in the loan portfolio, an improvement in the yield on securities, and a reduction of the rates paid on deposit accounts. On average, the loan portfolio increased 9% over 1996 while the investment portfolio decreased by 3%. The yield on the loan portfolio held at 8.84% in 1997 compared to 8.83% in 1996. The prime rate increase in March, 1997 helped maintain the yield of the loan portfolio in a very competitive loan market. The yield on investment securities increased to 6.85% in 1997 from 6.56% in 1996. The Company continued to invest in agency issues with imbedded options (callable agency securities) to increase the yield on the securities portfolio. In addition, purchases of municipal bonds during late 1996 and the first half of 1997 helped improve the yield in 1997. These factors resulted in a rise in total interest income on a tax equivalent basis from $18.9 million in 1996 to $20.3 million in 1997.

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


Loans

         Total loans increased $18.8 million or 12.4% from 1996 to $170.8 million at December 31, 1997. Approximately 25% of the growth resulted from increased commercial loan relationships. Commercial loans and leases increased by $3.2 million to $26.5 million, while commercial mortgage loans increased by $3.4 million to $36.1 million. Commercial loans equaled 37% of total loans at the end of the year.

         The Company's consumer loan portfolio in total also grew in 1997 principally as a result of an emphasis on home equity lines of credit. At December 31, 1997, residential real estate loans, including home equity loans, increased to $97.7 million from $82.6 million at the end of 1996. Home equity loans purchased through broker relationships was the main source for this increase. Management continues to introduce alternative customer service channels to increase the consumer loan portfolio. Consumer loans amounted to 63% of total loans at December 31, 1997 and totaled $108.3 million.


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

Capital

         At December 31, 1997, shareholders' equity was $29.8 million, an increase of $1.7 million over 1996. The Company paid shareholders dividends totaling $750,000, and net income for 1997 was $2.1 million. Stockholders' equity amounted to 10.35% of total assets at December 31, 1997 as compared to 10.51% at the end of 1996. The decrease in this ratio was caused by asset growth in the balance sheet.

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


                                                   At December 31,
   Ratio                     Minimum           1997               1996
   -----                     -------           ----              -----
   Leverage Ratio                 4%            9.4%             10.0%
   Risk-based Capital:
            Tier 1 (Core)         4%           15.9%             16.8%
            Tier 2 (Total)        8%           17.1%             18.0%


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

   At December 31, 1997, the Company had outstanding loan commitments and unused lines of credit totaling $78.0 million. Of this total, management places a high probability for funding within 1 year on approximately $13.8 million. The remaining amount is mainly unused home equity lines of credit and credit card lines on which management places a low probability for required funding.


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

   At December 31, 1997, the Company was in a liability sensitive position amounting to 3.8% of assets within a one year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. In a theoretical environment, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets.

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


                                         Period from December 31, 1997 in
                                       which assets and liabilities reprice
                                       -------------------------------------
                                  0 to 90       91 to 365        greater 1 to 2      greater than 2 to 5      greater than 5
($000)                               days            days                 years                    years               years
------------                      -------       ---------       ---------------      -------------------      --------------
ASSETS:
Securities                        $15,756         $23,028               $11,090                  $14,025             $19,709
Loans                              71,348          13,249                13,019                   28,545              44,673
                                   ------          ------                ------                   ------              ------
                                   87,104          36,277                24,109                   42,570              64,382
                                   ------          ------                ------                   ------              ------
LIABILITIES:
Deposits                           61,954          54,771                24,795                   28,363              31,161
Borrowings                         16,730           1,000                                          5,000
                                   ------          ------                ------                   ------              ------
                                  $78,684         $55,771               $24,795                  $33,363             $31,161
                                  -------         -------                -------                  ------              -------
Gap position:
   Period                          $8,420        ($19,494)                ($686)                  $9,207             $33,221
   % of Assets                       2.9%           (6.8%)                (0.2%)                    3.2%               11.5%
   Cumulative                      $8,420        ($11,074)             ($11,760)                 ($2,553)            $30,668
   % of Assets                       2.9%           (3.8%)                (4.1%)                   (0.9%)              10.7%
Cumulative risk sensitive
assets to risk sensitive
liabilities
                                     1.11             .92                   .93                      .99                1.14


                          ITEM 7: Financial Statements

                         REPORT OF INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
CARROLLTON BANCORP AND SUBSIDIARY
BALTIMORE, MARYLAND


WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF CARROLLTON BANCORP AND SUBSIDIARY AS OF DECEMBER 31, 1998 AND 1997, AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, CHANGES IN SHAREHOLDERS' EQUITY, AND CASH FLOWS FOR THE THREE YEARS ENDED DECEMBER 31, 1998. THESE CONSOLIDATED FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF CARROLLTON BANCORP AND SUBSIDIARY AS OF DECEMBER 31, 1998 AND 1997, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR THE THREE YEARS ENDED DECEMBER 31, 1998, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.



/s/ Rowles & Company, LLP
-------------------------



BALTIMORE, MARYLAND
FEBRUARY 11, 1999

                        CARROLLTON BANCORP AND SUBSIDIARY

                           Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------------
                                                                                       December 31
                                                                                           1998           1997
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                $ 32,524,320   $ 25,063,180
Federal funds sold                                                                           22,145           --
Investment securities
   Available for sale                                                                    56,745,748     71,782,023
   Held to maturity (approximate market value of
      $8,737,125 and $12,092,724)                                                         8,386,910     11,825,605
Loans held for sale                                                                       3,493,960
Loans less allowance for loan losses of
   $2,387,732 and $2,302,981                                                            204,919,155    168,531,267
Bank premises and equipment                                                               6,894,713      5,973,203
Accrued interest receivable                                                               2,060,746      2,147,801
Other assets                                                                              2,806,292      2,584,313
                                                                                       ------------   ------------
                                                                                       $317,853,989   $287,907,392
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest-bearing                                                                $ 37,817,737   $ 33,426,327
   Interest-bearing                                                                     199,161,288    201,044,078
                                                                                       ------------   ------------
   Total deposits                                                                       236,979,025    234,470,405
Federal funds purchased and securities sold under agreements to repurchase
                                                                                         12,816,453     11,024,441
Notes payable - U.S. Treasury                                                               414,906      2,706,255
Advances from Federal Home Loan Bank                                                     35,000,000      9,000,000
Accrued interest payable                                                                    235,696        204,617
Deferred income taxes                                                                       426,947         92,105
Other liabilities                                                                         1,108,434        617,335
                                                                                       ------------   ------------
                                                                                        286,981,461    258,115,158
                                                                                       ------------   ------------
Shareholders' equity
Common stock, par value $10.00 per share; authorized 5,000,000 shares;
issued and outstanding 1,414,744 in 1998 and 1,454,275 in 1997

                                                                                         14,147,440     14,542,750
Surplus                                                                                   7,559,137      8,593,801
Retained earnings                                                                         7,964,293      5,811,861
Accumulated other comprehensive income                                                    1,201,658        843,822
                                                                                       ------------   ------------
                                                                                         30,872,528     29,792,234
                                                                                       ------------   ------------
                                                                                       $317,853,989   $287,907,392
                                                                                       ------------   ------------
                                                                                       ------------   ------------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        CARROLLTON BANCORP AND SUBSIDIARY

                        Consolidated Statements of Income

-----------------------------------------------------------------------------------------------------------------------------------
        Years Ended December 31
                                                                                                1998           1997            1996
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                                            $16,196,046    $14,038,685     $12,898,277
   Interest and dividends on securities:
       Taxable interest income                                                             2,619,672      4,142,274       4,539,551
       Nontaxable interest income                                                          1,207,758      1,046,628         844,158
       Dividends                                                                             110,140        118,360          54,542
   Interest on federal funds sold and other interest income                                  225,586        247,635         182,377
                                                                                          ----------     ----------      ----------
      Total interest income                                                               20,359,202     19,593,582      18,518,905
                                                                                          ----------     ----------      ----------

INTEREST EXPENSE
   Deposits                                                                                7,921,410      8,128,202       8,107,927
   Other                                                                                   1,675,312        847,610         440,815
                                                                                          ----------     ----------      ----------
      Total interest expense                                                               9,596,722      8,975,812       8,548,742
                                                                                          ----------     ----------      ----------
      Net interest income                                                                 10,762,480     10,617,770       9,970,163
PROVISION FOR LOAN LOSSES                                                                    615,000        240,000         187,500
                                                                                          ----------     ----------      ----------
   Net interest income after provision for loan losses                                    10,147,480     10,377,770       9,782,663

OTHER OPERATING INCOME
   Service charges on deposit accounts                                                     1,305,099      1,323,396       1,263,484
   Brokerage commissions                                                                     921,048        863,797         839,289
   Other fees and commissions                                                              4,678,062      3,201,713       1,660,464
   Security gains                                                                          2,404,348        175,377          56,904
   Gains on loan sales                                                                       448,831         10,216              --
                                                                                          ----------     ----------      ----------
      Total other income                                                                   9,757,388      5,574,499       3,820,141
                                                                                          ----------     ----------      ----------

OTHER EXPENSES
   Salaries                                                                                5,261,730      4,708,188       4,073,251
   Employee benefits                                                                       1,183,459      1,044,119         982,507
   Occupancy                                                                               1,645,755      1,567,594       1,321,776
   Furniture and equipment                                                                 1,279,403        932,892         814,559
   Other operating expenses                                                                6,456,389      4,882,434       3,626,248
                                                                                          ----------     ----------      ----------
      Total other expenses                                                                15,826,736     13,135,227      10,818,341
                                                                                          ----------     ----------      ----------
Income before income taxes                                                                 4,078,132      2,817,042       2,784,463
INCOME TAXES                                                                               1,103,783        677,550         756,040
                                                                                          ----------     ----------      ----------
NET INCOME                                                                                $2,974,349     $2,139,492     $ 2,028,423
                                                                                          ----------     ----------      ----------
                                                                                          ----------     ----------      ----------
NET INCOME PER SHARE - BASIC                                                              $     2.07     $     1.46     $      1.39
                                                                                          ----------     ----------      ----------
                                                                                          ----------     ----------      ----------
NET INCOME PER SHARE - DILUTED                                                            $     2.07     $     1.46     $      1.39
                                                                                          ----------     ----------      ----------
                                                                                          ----------     ----------      ----------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        CARROLLTON BANCORP AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity


                                           Common Stock
                                           ------------
                                                                                                   Accumulated
                                        Shares         Par Value         Surplus                      Other
                                                                                       Retained   Comprehensive       Comprehensive
                                                                                       earnings      Income                  income
                                     ---------       -----------      ----------    ----------    -------------       -------------
 BALANCE, DECEMBER 31, 1995          1,328,565       $13,285,650      $6,079,950    $7,056,446         $395,981
 Net income                                                   --              --     2,028,423               --          $2,028,423
 Change in net unrealized                                     --              --            --         (188,033)           (188,033)
 holding gains (losses) on                                                                                            --------------
 available for sale securities
 Comprehensive income                                                                                                    $1,840,390
                                                                                                                      --------------

                                                                                                                      --------------
 Stock dividend, 5%                     66,182           661,820         893,716    (1,555,536)              --
 Cash dividends, $0.40 per share                              --              --      (587,967)              --
                                     ---------       -----------      ----------    ----------    -------------

 BALANCE, DECEMBER 31, 1996          1,394,747        13,947,470       6,973,666     6,941,366          207,948
 Net income                                                   --              --     2,139,492               --          $2,139,492
 Change in net unrealized
 holding gains (losses) on                                    --              --            --          635,874             635,874
 available for sale securities                                                                                        --------------

 Comprehensive income                                                                                                    $2,775,366
                                                                                                                      --------------
                                                                                                                      --------------
 Shares acquired and cancelled          (9,476)          (94,760)       (208,472)           --               --
 Stock dividend, 5%                     69,004           690,040       1,828,607    (2,518,647)              --
 Cash dividends, $0.51 per share                              --              --      (750,350)              --
                                     ---------       -----------      ----------    ----------    -------------
 BALANCE, DECEMBER 31, 1997          1,454,275        14,542,750       8,593,801     5,811,861          843,822
 Net income                                                   --              --     2,974,349               --          $2,974,349
 Change in net unrealized                                     --              --            --          357,836             357,836
 holding gains (losses) on
 available for sale securities
 Comprehensive income                                                                                                    $3,332,185
                                                                                                                      -------------
                                                                                                                      -------------
                                                                                                                      -------------
 Shares acquired and cancelled         (39,531)         (395,310)    (1,034,664)            --               --
 Cash dividends, $0.57 per share                              --             --       (821,917)              --
                                   -----------   --------------- ---------------    -----------   -------------
 BALANCE, DECEMBER 31, 1998          1,414,744       $14,147,440     $7,559,137      $7,964,293      $1,201,658
                                   -----------   --------------- ---------------    -----------   -------------       -------------
                                   -----------   --------------- ---------------    -----------   -------------       -------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        CARROLLTON BANCORP AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


-----------------------------------------------------------------------------------------------------------
Years Ended December 31                                                1998            1997            1996
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Interest received                                           $ 20,506,896    $ 19,407,645    $ 18,614,576
   Fees and commissions received                                  6,429,072       5,354,162       3,730,618
   Interest paid                                                 (9,565,643)     (8,978,860)     (8,578,177)
   Cash paid to suppliers and employees                         (13,817,726)    (12,553,563)     (9,912,396)
   Income taxes paid                                             (1,082,194)       (549,109)       (725,103)
                                                               ------------    ------------    ------------
                                                                  2,470,405       2,680,275       3,129,518
                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities held to maturity        3,926,155       4,482,897       7,900,000
   Purchases of securities held to maturity                        (499,688)           --          (298,688)
   Proceeds from sales of securities available for sale          11,817,767       4,336,419       2,642,196
   Proceeds from maturities of securities available for sale     34,661,946      16,471,626      15,525,721
   Purchases of securities available for sale                   (28,055,686)    (21,414,652)    (25,880,858)
   Proceeds from sale of loans                                   24,377,361            --              --
   Net decrease in interest-bearing deposits                           --              --           100,000
   Loans made, net of principal collected                       (55,801,920)     (5,351,561)     (7,109,287)
   Purchase of loans                                             (9,071,839)    (13,666,702)     (8,637,192)
   Purchases of premises and equipment                           (2,098,608)     (1,985,537)     (1,523,435)
                                                               ------------    ------------    ------------
                                                                (20,744,512)    (17,127,510)    (17,281,543)
                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in time deposits                      (3,578,200)      7,541,439       4,446,031
   Net increase in other deposits                                 6,086,820       1,143,886       4,129,751
   Net increase in other borrowed funds                          25,500,663      10,787,475       7,351,761
   Common stock repurchase and retirement                        (1,429,974)       (303,232)           --
   Dividends paid                                                  (821,917)       (750,350)       (587,967)
                                                               ------------    ------------    ------------
                                                                 25,757,392      18,419,218      15,339,576
                                                               ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         7,483,285       3,971,983       1,187,551
Cash and cash equivalents at beginning of year                   25,063,180      21,091,197      19,903,646
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $ 32,546,465    $ 25,063,180    $ 21,091,197
                                                               ------------    ------------    ------------
                                                               ------------    ------------    ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        CARROLLTON BANCORP AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Continued)


---------------------------------------------------------------------------------------------
Years Ended December 31                                    1998           1997           1996
---------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
   Net income                                       $ 2,974,349    $ 2,139,492    $ 2,028,423
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
   Provision for loan losses                            615,000        240,000        187,500
   Depreciation and amortization                      1,079,583        876,362        710,176
   Deferred income taxes                                109,694        216,457        100,039
   Amortization of premiums and discounts                60,639          5,190          6,685
   Gain on disposal of securities                    (2,404,348)      (175,377)       (56,904)
   Gain on sale of loans                               (448,831)          --             --
   (Increase) decrease in:
      Accrued interest receivable                        87,055       (191,127)        88,986
      Other assets                                     (124,914)       105,737       (214,490)
   Increase (decrease) in:
      Accrued interest payable                           31,079         (3,048)       (29,435)
      Income taxes payable                              (88,105)      (166,246)       (69,102)
      Other liabilities                                 579,204       (367,165)       377,640
                                                    -----------    -----------    -----------
                                                    $ 2,470,405    $ 2,680,275    $ 3,129,518
                                                    -----------    -----------    -----------
                                                    -----------    -----------    -----------



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

    BUSINESS

        The Company provides commercial banking and brokerage services to businesses and individuals in Baltimore and surrounding areas of central Maryland, and also makes residential mortgage loans in Virginia, Pennsylvania and Delaware.

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

    LOANS HELD FOR SALE

        Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined using the specific-identification method.

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

    INTANGIBLE ASSETS

        Intangible assets are predominantly the premium paid for deposits acquired. The premium is being amortized to expense on the straight line basis over 15 years. The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced. The amortization period is adjusted quarterly for changes in the prepayment speed of the loans serviced.

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

    PER SHARE DATA

      Basic net income per common share and dividends per common share are determined by dividing net income and dividends by the average shares of common stock outstanding giving retroactive effect to any stock dividends declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed by using the "treasury stock" method.

    COMPREHENSIVE INCOME

      The Company adopted Statement No. 130 of the Financial Accounting Standards Board, REPORTING COMPREHENSIVE INCOME, in 1998. Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale. The statements of changes in shareholders' equity have been restated to include comprehensive income for the three years ended December 31, 1998.

    RECLASSIFICATION

        Certain information related to an estimate of shares outstanding as a result of the stock dividend declared on January 22, 1998 have been adjusted in the December 31, 1997 Consolidated Balance Sheet and Statement of Changes in Shareholders' Equity to reflect the actual number of shares issued.


2. RESTRICTIONS ON CASH AND DUE FROM BANKS

    Banks are required to carry cash reserves with the Federal Reserve Bank or maintain cash on hand of specified percentages of deposit balances. The Bank's normal amount of cash on hand, which averaged $14,800,000 during 1998, is sufficient to satisfy the reserve requirements.

    In order to cover the costs of services provided by correspondent banks, the Company maintains compensating balance arrangements at these correspondent banks, or pays fees in the event the credit earned on balances is not sufficient to cover activity charges. During 1998 and 1997, the Company maintained average compensating balances of approximately $1,369,000 and $1,607,000, respectively, of which $1,000,000 in each year was maintained at the Federal Reserve Bank. In addition, the Company paid $31,144, $18,298, and $11,673 respectively, in account charges in 1998, 1997 and 1996.

                        CARROLLTON BANCORP AND SUBSIDIARY

3. INVESTMENT SECURITIES

      Investment securities are summarized as follows:


      December 31, 1998                           Amortized Cost    Unrealized Gains    Unrealized Losses      Market Value
      -----------------                           --------------    ----------------    -----------------      ------------
      Available for sale

          U.S. Treasury                              $   500,567          $    4,588             $     --       $   505,155

          U.S. Government Agency                      20,447,524              66,123               58,110        20,455,537

          Mortgage backed securities                   9,122,671              97,861                1,507         9,219,025

          State and municipal                         19,152,428             683,530               17,554        19,818,404

          Federal Home Loan Bank stock                 1,750,000                  --                   --         1,750,000

          Equity securities                            3,814,822           1,365,035              182,230         4,997,627
                                                     -----------          ----------             --------       -----------

                                                     $54,788,012          $2,217,137             $259,401       $56,745,748
                                                     -----------          ----------             --------       -----------
                                                     -----------          ----------             --------       -----------

      Held to Maturity

          U.S. Treasury                               $1,298,856            $ 24,524             $     --        $1,323,380

          State and municipal                          7,038,054             325,691                   --         7,363,745

          Foreign bonds                                   50,000                  --                   --            50,000
                                                     -----------          ----------             --------       -----------

                                                      $8,386,910            $350,215             $     --        $8,737,125
                                                     -----------          ----------             --------       -----------
                                                     -----------          ----------             --------       -----------

      DECEMBER 31, 1997

      Available for sale

         U.S. Government agency                      $29,913,564          $   77,210             $ 56,333       $29,934,441

         Mortgage backed securities                   20,228,300             433,818               20,998        20,641,120

         State and municipal                          15,605,559             406,458                7,707        16,004,310

         Federal Home Loan Bank stock                  1,448,200                  --                   --         1,448,200

         Equity securities                             3,211,649             823,752              281,449         3,753,952
                                                     -----------          ----------             --------       -----------

                                                     $70,407,272          $1,741,238             $366,487       $71,782,023
                                                     -----------          ----------             --------       -----------
                                                     -----------          ----------             --------       -----------

      Held to maturity

         U.S. Treasury                                $2,798,169            $ 22,988                $ 435        $2,820,722

         U.S. Government agency                        1,499,990                  --                3,640         1,496,350

         Mortgage backed securities                      426,155                 903                   --           427,058

         State and municipal                           7,051,291             247,316                   13         7,298,594

         Foreign bonds                                    50,000                  --                   --            50,000
                                                     -----------          ----------             --------       -----------

                                                     $11,825,605            $271,207               $4,088       $12,092,724
                                                     -----------          ----------             --------       -----------
                                                     -----------          ----------             --------       -----------


                        CARROLLTON BANCORP AND SUBSIDIARY

3. INVESTMENT SECURITIES (CONTINUED)

    Contractual maturities of debt securities at December 31, 1998 and 1997 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                              DECEMBER 31, 1998
                                           Available for sale                     Held to maturity
                                     Amortized Cost    Market Value      Amortized Cost      Market Value
Maturing
Within one year                          $        --       $       --         $  649,818       $   654,891
Over one to five years                    10,135,379       10,183,677          3,435,899         3,523,508
Over five to ten years                    18,804,464       19,019,048          3,971,193         4,203,355
Over ten years                            11,160,676       11,576,371            330,000           355,371
Mortgage backed securities                 9,122,671        9,219,025                  -                 -
                                         -----------      -----------         ----------        ----------
                                         $49,223,190      $49,998,121         $8,386,910        $8,737,125
                                         -----------      -----------         ----------        ----------
                                         -----------      -----------         ----------        ----------



                                                              DECEMBER 31, 1997
                                           Available for sale                   Held to maturity
Maturing                              Amortized Cost     Market Value     Amortized Cost      Market Value
--------                              --------------     ------------     --------------      ------------
Within one year                           $6,899,376       $6,886,724         $3,499,587       $3,507,135
Over one to five years                    13,713,878       13,724,080          2,822,213        2,856,690
Over five to ten years                    15,592,207       15,737,853          4,598,412        4,791,864
Over ten years                             9,313,662        9,590,094            479,238          509,977
Mortgage backed securities                20,228,300       20,641,120            426,155          427,058
                                         -----------      -----------         ----------        ----------
                                         $65,747,423      $66,579,871        $11,825,605      $12,092,724
                                         -----------      -----------         ----------        ----------
                                         -----------      -----------         ----------        ----------




    At December 31, 1998 and 1997, securities with a cost basis of $14,909,829 (market value of $14,928,176), and $10,548,160 (market value of $10,561,905)
were pledged as collateral for government deposits and for securities sold under repurchase agreements.

    In 1998, 1997, and 1996, the Company realized gains on sales of securities of $2,407,223, $193,580, and $63,467, respectively, and losses of $2,875,
$18,203, and $6,563. Income taxes on net security gains were $928,556, $67,731, and $21,976 in 1998, 1997, and 1996, respectively.

                        CARROLLTON BANCORP AND SUBSIDIARY

4. LOANS

    Major classifications of loans are as follows:


                                                                 1998                 1997
                                                            --------------       ---------
Real estate

   Residential                                               $ 137,646,465     $ 97,681,753

   Commercial                                                   37,227,415       34,247,855

   Construction and land development                               227,800        1,862,298

Demand and time                                                 20,957,194       22,586,144

Lease financing                                                  3,233,883        3,872,327

Installment and credit card                                      8,014,130       10,583,871
                                                                ----------      -----------

                                                               207,306,887      170,834,248

Allowance for loan losses                                        2,387,732        2,302,981
                                                               -----------      -----------

Loans, net                                                    $204,919,155     $168,531,267
                                                               -----------      -----------
                                                               -----------      -----------



    The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

    The maturity and rate repricing distribution of the loan portfolio is as follows:


Repricing or maturing within one year          $ 77,447,888       $ 84,013,124

Maturing over one to five years                  47,262,745         41,563,765

Maturing over five years                         82,596,254         45,257,359
                                               ------------       ------------

                                               $207,306,887       $170,834,248
                                               ------------       ------------
                                               ------------       ------------



    Loan balances have been adjusted by the following deferred amounts:


Deferred origination costs and premiums                       $ 1,997,384        $ 1,458,422

Deferred origination fees and unearned discounts                 (972,936)          (918,322)
                                                              ------------       ------------

Net deferred (fees) costs                                     $ 1,024,448       $    540,100
                                                              ------------       ------------
                                                              ------------       ------------



    Transactions in the allowance for loan losses were as follows:


                                               1998               1997                1996
                                               ----               ----                ----
Beginning balance                        $2,302,981         $2,241,148          $2,243,472

Provision charged to operations             615,000            240,000             187,500

Recoveries                                  143,434             79,602              81,739
                                         ----------         ----------          ----------

                                          3,061,415          2,560,750           2,512,711
Loans charged off                           673,683            257,769             271,563
                                         ----------         ----------          ----------

Ending balance                           $2,387,732         $2,302,981          $2,241,148
                                         ----------         ----------          ----------
                                         ----------         ----------          ----------

                        CARROLLTON BANCORP AND SUBSIDIARY

4. LOANS (CONTINUED)

    At December 31, 1998, 1997, and 1996, the accrual of interest has been discontinued on loans of $205,074, $84,312, and $447,073, respectively. The amount of interest income that would have been recorded in 1998, 1997 and 1996 on non-accrual loans if those loans had been handled in accordance with their contractual terms totaled $29,395, $10,339 and $34,479. The amount of interest income actually recorded on non-accrual loans totaled $16,841, $6,880 and $13,068 for 1998, 1997 and 1996, respectively.

    At both December 31, 1998 and 1997, the Company had an impaired loan amounting to $408,565 that was classified as impaired because it had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $408,565, $412,915, and $828,155 in 1998, 1997, and 1996, respectively. The Company has not provided for a specific allowance for impaired loans. During 1998, 1997 and 1996, the Company received total payments on impaired loans of $7,612, $53,947, and $121,910, respectively. Of these amounts, $7,612, $49,698, and $101,688 was recorded as interest income for 1998, 1997 and 1996, respectively. The remainder was applied to reduce principal.

    Amounts past due 90 days or more, excluding nonaccrual loans are as follows:

                                         1998                  1997                   1996
                                     ------------          ------------           --------
Mortgage                               $1,293,078           $   263,059           $     --
Demand and time                           232,167                    --             30,604
Installment and credit card                11,557                 5,872             32,384
                                     ------------          ------------           --------
                                       $1,536,802           $   268,931           $ 62,988
                                     ------------          ------------           --------
                                     ------------          ------------           --------



5. CREDIT COMMITMENTS

    Outstanding loan commitments, unused lines and letters of credit were as follows:

                                                       1998                1997
                                                    ----------          -------
Loan commitments
   Mortgage loans                                  $16,589,977         $ 4,726,038
   Construction and land development                 2,375,000           2,339,201
   Commercial loans                                    300,000           3,952,974
   Installment loans                                    43,186           1,165,040
                                                 -------------       -------------
                                                   $19,308,163         $12,183,253
                                                 -------------       -------------
                                                 -------------       -------------

Unused lines of credit
   Home equity lines                               $49,051,584         $50,636,921
   Commercial lines                                 13,753,319          10,506,283



   Unsecured consumer lines                          2,259,443           3,219,138
                                                 -------------       -------------
                                                   $65,064,346         $64,362,342
                                                 -------------       -------------
                                                 -------------       -------------
Letters of credit                                $   1,487,000       $   1,416,000
                                                 -------------       -------------
                                                 -------------       -------------




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


6. RELATED PARTY TRANSACTIONS

    The Company's executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. At December 31, 1998, 1997 and 1996, the amounts of such loans outstanding were $2,533,672, $2,776,990, and $6,031,967, respectively. During 1998, 1997 and 1996 additions to loans outstanding were $1,619,154, $1,194,850, and $1,066,260, respectively, and repayments of loans were $1,862,472, $4,449,827, and $884,083.

7. BANK PREMISES AND EQUIPMENT

    A summary of bank premises and equipment is as follows:

                                                    1998                      1997
                                                  ----------               ----------
Land and improvements                             $  464,474               $  464,474
Bank buildings                                     2,791,241                2,484,216
Leasehold improvements                             2,916,925                2,864,581
Equipment and fixtures                             8,295,848                6,785,462
                                                  ----------               ----------
                                                  14,468,488               12,598,733
Accumulated depreciation and amortization          7,573,775                6,625,530
                                                  ----------               ----------
                                                  $6,894,713               $5,973,203
                                                  ----------               ----------
                                                  ----------               ----------



    Depreciation and amortization of bank premises and equipment was $1,025,796, $841,833, and $678,786 for 1998, 1997, and 1996, respectively. Amortization of intangible assets, excluding amortization of deposit premiums, was $53,787, $33,617 and $31,390, for 1998, 1997, and 1996, respectively.

    At December 31, 1998, the Company has a commitment to purchase additional ATM machines amounting to $735,000.

    The Company increased the depreciable life of ATM machines in March, 1997 from five to ten years based on its actual experience. This change reduced depreciation expense that would have been recorded in 1997 on ATM machines by $114,000. The Company uses a 10 year life currently for all ATM machines.

8. DEPOSITS

    Major classifications of interest-bearing deposits are as follows:


                                                             1998                      1997
                                                         ------------              --------
NOW and SuperNOW                                         $ 33,191,119              $ 29,091,540
Money market                                               51,714,305                55,292,824
Savings                                                    44,592,752                43,418,402
Certificates of deposit of $100,000 or more                10,072,456                12,181,703
Other time deposits                                        59,590,656                61,059,609
                                                         ------------              ------------
                                                         $199,161,288              $201,044,078
                                                         ------------              ------------
                                                         ------------              ------------


    Certificates of deposit of $100,000 or more mature as follows:

Three months or less                                       $7,479,658                $9,632,870
Over three through twelve months                            1,874,337                 1,822,548
Over one to five years                                        718,461                   726,285
                                                         ------------              ------------

                                                          $10,072,456               $12,181,703
                                                         ------------              ------------
                                                         ------------              ------------


    Interest expense associated with certificates of deposit of $100,000 or more was $531,200, $453,459, and $388,157 for the years ended December 31, 1998,
1997, and 1996, respectively.

Other time deposits mature as follows:


                                                                 1998               1997
                                                                 ----               ----
Maturing within one year                                  $47,606,008     $48,587,645
Maturing over one to five years                            11,967,224      12,137,806
Maturing over five years                                       17,424         334,158
                                                           ----------     -----------

                                                          $59,590,656     $61,059,609
                                                           ----------     -----------
                                                           ----------     -----------

9. BRANCH ACQUISITION

On June 23, 1995, the Company acquired a branch office from First Union National Bank of Maryland. This branch had total deposits at the date of acquisition of $22,765,077. The Company also acquired related real estate and equipment of $530,000 and loans of $17,303. The deposit premium of $1,847,663 is being amortized using the straight line method over 15 years. Amortization expense recorded amounted to $123,180 for 1998, 1997 and 1996, respectively. The remaining unamortized balance at December 31, 1998 was $1,416,533. This amount is included in other assets in the

Consolidated Balance Sheets.


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


                                                           1998                  1997                    1996
                                                           ----                  ----                    ----
Total outstanding at period end                     $12,816,453           $11,024,441              $5,296,743
Average amount outstanding during period             11,138,269             7,098,332               4,731,779
Maximum amount outstanding at any month end          15,425,304            11,024,441               9,254,123
Weighted average interest rate at period end              4.07%                 4.82%                   4.64%
Weighted average interest rate for the period             5.18%                 4.56%                   4.80%


    Notes payable - U.S. Treasury are Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve Bank on a periodic basis. The Company pays interest on these deposits at a slight discount to the federal funds sold rate.

    Advances from the Federal Home Loan Bank (FHLB) of Atlanta amounted to $35,000,000 and $9,000,000 at December 31, 1998 and 1997, respectively. Advances averaged $18,733,330 and $8,282,192 for 1998 and 1997, respectively, with weighted average costs of 5.68% for 1998 and 5.75% for 1997. At December 31, 1998, the advances carried a weighted average interest rate of 5.25%, and matured at dates ranging from September 2, 1999 through March 26, 2008. At December 31, 1997, the advances carried a weighted average interest rate of 5.83% and matured at various dates through September 24, 2002. The Bank has a total secured line of $45 million with the FHLB for which the Bank granted the FHLB a blanket security interest in its residential first mortgage loans.

    As noted above, the Company borrows under available unsecured federal funds lines of credit of $7 million and secured lines of credit of $6 million with other institutions. The balance outstanding under these lines was $1,075,000 and $4,500,000 at December 31, 1998 and 1997, respectively. These lines bear interest at the then current federal funds rate of the correspondent bank.

                        CARROLLTON BANCORP AND SUBSIDIARY

11. OTHER OPERATING EXPENSES

    Other operating expenses include the following:

                                                   1998                    1997                 1996
                                               ------------            ------------         --------
ATM services                                   $  1,366,754            $  1,272,969           $  762,617
Merchant credit card services                     1,234,137                 577,500              238,268
Marketing                                           730,554                 280,733              343,535
Data processing services                            677,113                 551,878              488,465
Printing, stationery, and supplies                  315,911                 260,121              284,912
Telephone                                           212,148                 128,871              120,437
Postage and freight                                 187,508                 167,828              149,200
Professional services                               185,950                 133,749              119,643
Deposit premium amortization                        123,180                 123,180              123,180
Directors' fees                                     116,750                 116,126               97,239
Liability insurance                                  76,123                  91,357               78,064
FDIC assessment                                      27,565                  27,893                2,000
Other                                             1,202,696               1,150,229              818,688
                                                -----------             -----------           ----------

                                                 $6,456,389              $4,882,434           $3,626,248
                                                -----------             -----------           ----------
                                                -----------             -----------           ----------


12. STOCK OPTIONS

The Company adopted a stock option incentive plan in 1998 which provides for the granting of common stock options to directors and key employees. These stock option awards contain a serial feature whereby one third of the options granted vest and can be exercised after each year. Option prices are equal to the estimated fair market value of the common stock at the date of the grant. Options expire ten years after the date of grant if not exercised.

Information with respect to options outstanding is as follows for the year ended December 31:

                                               1998
                                         Shares        Option Price Range
Outstanding at beginning of year                 -


                                               1998

    Granted                                  35,200      $35.08 to $38.00
    Exercised                                     -
    Expired/Canceled                              -
                                          ----------
 Outstanding at end of year                   35,200     $35.08 to $38.00
                                          ----------
 Exercisable at December 31                       -
                                          ----------



The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the year ended December 31, 1998:

Dividend yield              1.53% to 1.65%
Expected volatility         30%
Risk free rate               5.50%
Expected lives              10 years


The Company uses the intrinsic value method to account for stock based compensation plans. Because the option price of stock options granted was equal to the market price of the common stock at the date of grant for all options granted, no compensation expense related to the options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the year ended December 31, 1998:

     Net income                       $2,769,375

     Earnings per share-basic             $1.92
     Earnings per share-diluted           $1.92



13.  NET INCOME PER SHARE

The calculation of net income per common share is as follows for the years ended December 31:


                                                    1998              1997            1996
                                                    ----              ----            ----

Basic:
  Net income (applicable to common stock)           $2,974,349       $2,139,492        $2,028,423
  Average common shares outstanding                  1,439,106        1,463,009          1,463,764
  Basic net income per share                           $2.07             $1.46              $1.39

Diluted:

Net income (applicable to common stock)              $2,974,349         $2,139,492        $2,028,423
  Average common shares outstanding                   1,439,106          1,463,009         1,463,764


Stock option adjustment                                -                     -              -
                                                     ---------          ---------           ---------
  Average common shares outstanding -diluted         1,439,106          1,463,009           1,463,764
  Diluted net income per share                          $2.07              $1.46               $1.39


14. COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on debt securities that will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income for the years ended December 31:


                                                                    1998                     1997                    1996

Net Income                                                       $2,974,349               $2,139,492            $2,028,423
Other comprehensive income:
  Unrealized holding gains (losses) during the period             2,987,333                1,211,340              (249,438)
  Less: Adjustment for security gains                            (2,404,348)                (175,377)              (56,904)
                                                                -----------               ----------              --------
Other comprehensive income before tax                               582,985                1,035,963              (306,342)
Income taxes on comprehensive income                               (225,149)                (400,089)              118,309
                                                                 ----------                ---------              -------
Other comprehensive income after tax                                357,836                  635,874              (188,033)
                                                                  ---------                ---------             ---------

Comprehensive income                                             $3,332,185               $2,775,366            $1,840,390
                                                                 ----------               ----------            ----------
                                                                 ----------               ----------            ----------




15. CAPITAL STANDARDS

    The Federal Reserve Board and the Federal Deposit Insurance Corporation
(FDIC) have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 1998 and 1997, the capital ratios and minimum capital requirements are as follows.

                                                                         Minimum Capital
                                                                                                      To be well
                                                      Actual                   Adequacy               Capitalized
 (In Thousands)                               Amount           Ratio     Amount           Ratio    Amount          Ratio
                                              ------           -----     ------           -----    ------          -----
 DECEMBER 31, 1998
 Total Capital (to risk-weighted assets)
   Consolidated                               $31,523,051      16.75%    $15,051,740      8.0%     $18,814,675     10.0%
   Carrollton Bank                            $26,321,708      14.64%    $14,379,727      8.0%     $17,974,659     10.0%
 Tier 1 Capital  (to risk-weighted assets)

   Consolidated                               $28,254,337      15.02%    $ 7,525,870      4.0%     $11,288,805     6.0%
   Carrollton Bank                            $23,933,976      13.32%    $ 7,189,864      4.0%     $10,784,795     6.0%
 Tier 1 Capital (to average assets)
   Consolidated                               $28,254,337       9.39%    $12,029,943      4.0%     $15,037,429     5.0%
   Carrollton Bank                            $23,933,976       8.09%    $11,832,024      4.0%     $14,790,030     5.0%




 DECEMBER 31, 1997
 Total Capital (to risk-weighted assets)
   Consolidated                               $29,564,359      17.14%    $13,796,196      8.0%     $17,245,245     10.0%
   Carrollton Bank                            $26,294,558      15.49%    $13,577,812      8.0%     $16,972,265     10.0%
 Tier 1 Capital  (to risk-weighted assets)
   Consolidated                               $27,408,699      15.89%    $ 6,898,098      4.0%     $10,347,147     6.0%
   Carrollton Bank                            $24,173,028      14.24%    $ 6,788,906      4.0%     $10,183,359     6.0%
 Tier 1 Capital (to average assets)
   Consolidated                               $27,408,699       9.43%    $11,623,994      4.0%     $14,529,992     5.0%
   Carrollton Bank                            $24,173,028       8.43%    $11,470,803      4.0%     $14,342,254     5.0%

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

As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

16. PENSION PLANS

    The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee's highest average rate of earnings for the three consecutive years during the last five full years before retirement. The Company's funding policy is to contribute annually the amount recommended by the Plan's independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company. Approximately 61% of the trust assets are invested in an immediate participation guarantee fund, and the balance is invested in equity funds.

The following table sets forth the financial status of the plan:

                                                                    1998            1997             1996
                                                                ------------    ------------     --------

Change in benefit obligation:

   Benefit obligation at beginning of year                      $5,707,644        $4,888,812      $4,942,444

   Service cost                                                    313,141           262,076         211,181

   Interest cost                                                   402,508           372,592         351,902

   Actuarial gain                                                   40,515           445,744        (370,971)

   Benefits paid                                                  (247,962)         (261,580)       (245,744)
                                                             ---------------     -----------      ----------


   Benefit obligation at end of year                            $6,215,846        $5,707,644      $4,888,812
                                                             ---------------     -----------      ----------
                                                             ---------------     -----------      ----------


Change in plan assets:

   Fair value of plan assets at beginning of year               $5,021,786        $4,288,052      $3,846,702

   Actual return on plan assets                                    858,086           615,025         380,840

   Employer contribution                                           329,737           380,289         306,254

   Benefits paid                                                  (247,962)         (261,580)       (245,744)
                                                            ---------------       -----------      ----------


   Fair value of plan assets at end of year                     $5,961,647        $5,021,786      $4,288,052
                                                            ---------------      -----------      ----------
                                                            ---------------      -----------      ----------



   Funded status                                                 $(254,199)        $(685,858)      $(600,760)

   Unrecognized net actuarial loss                                 218,677           595,081         388,935

   Unrecognized prior service cost                                 302,820           353,885         404,950


   Unrecognized net transition (asset)                              (52,983)        (99,462)        (145,941)
                                                             ---------------     -----------      ----------


   Prepaid benefit cost                                          $  214,315      $  163,646         $ 47,184
                                                             ---------------     -----------      ----------
                                                             ---------------     -----------      ----------


Assumptions used in measuring the projected benefit obligation were as follows:

   Discount rates                                                      7.00%           7.25%            7.75%

   Rates of increase in compensation levels                            5.50%           5.50%            5.50%

   Long-term rate of return on assets                                  9.00%           9.00%            9.00%

Net pension expense includes the following components:

   Service cost                                                   $ 313,141       $ 262,076        $ 211,181

   Interest cost                                                    402,508         372,592          351,902

   Actual return on assets                                         (441,167)       (375,427)        (337,765)

   Net amortization and deferral                                      4,586           4,586           29,675
                                                             ---------------     -----------      ----------


   Net pension expense                                            $ 279,068       $ 263,827        $ 254,993
                                                             ---------------     -----------      ----------
                                                             ---------------     -----------      ----------


    The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. The Company's contributions to this plan, included in expenses, were $85,518, $72,205 and $63,542, for 1998, 1997, and
1996, respectively.

17. CONTINGENCIES

    The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

18. INCOME TAXES

    The components of income tax expense are as follows:


                                                      1998              1997               1996
                                                  ------------      ------------       --------
Current
   Federal                                          $ 823,249         $ 407,013          $ 540,934
   State                                              170,841            54,080            115,067
                                                   ----------          --------          ---------
                                                      994,090           461,093            656,001
Deferred                                              109,693           216,457            100,039
                                                   ----------          --------          ---------

                                                   $1,103,783          $677,550          $ 756,040
                                                   ----------          --------          ---------
                                                   ----------          --------          ---------

    The components of the deferred tax charge (benefits) were as follows:

Provision for loan losses                                                $  (32,731)       $  (71,113)         $ (72,412)

Deferred origination fees and costs                                           75,896           139,393             72,457
Deferred compensation plan                                                    (8,805)           (8,139)           (12,497)
Depreciation                                                                  45,523            94,002             73,331
Discount accretion                                                            (2,096)            1,449              2,107
Retirement benefits                                                           31,848            60,247             37,053
Ground rent losses                                                                58               618                  -
                                                                            --------         ---------        -----------

                                                                            $109,693          $216,457           $100,039
                                                                            --------         ---------        -----------
                                                                            --------         ---------        -----------



    The components of the net deferred tax asset (liability) were as follows:

Deferred tax assets
   Allowance for loan losses                                              $  687,007         $  654,276        $  583,163
   Accrued retirement benefits                                                     -                  -            15,123
   Deferred compensation plan                                                184,575            175,770           167,631
   Allowance for ground rent losses                                           53,443             53,501            54,119
                                                                          ----------           --------          --------
                                                                             925,025            883,547           820,036
                                                                          ----------           --------          --------
Deferred tax liabilities
   Accrued retirement benefits                                               (76,972)           (45,124)                 -
   Deferred origination fees and costs                                      (265,200)          (189,304)          (49,913)
   Unrealized gains on available for sale investment securities             (756,078)          (530,929)         (130,840)
   Depreciation                                                             (238,909)          (193,386)          (99,385)
   Discount accretion                                                        (12,794)           (14,890)          (13,440)
   FHLB Stock dividends                                                       (2,019)            (2,019)           (2,019)
                                                                          ----------           --------          --------
                                                                          (1,351,972)          (975,652)         (295,597)
                                                                          ----------           --------          --------

Net deferred tax asset (liability)                                         $(426,947)          $(92,105)         $524,439
                                                                          ----------           --------          --------
                                                                          ----------           --------          --------



    The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

                                                                   1998          1997        1996
                                                                   ----          ----        ----
Statutory federal income tax rate                                  34.0%         34.0%       34.0%
Increase (decrease) resulting from:
   Tax-exempt income                                              (10.5)        (12.8)      (10.0)
   State income taxes, net of federal income tax benefit            2.9           2.2         3.0
   Other                                                             .7            .7          .2
                                                                   ----          ----        ----

                                                                   27.1%         24.1%       27.2%
                                                                   ----          ----        ----
                                                                   ----          ----        ----



19. LEASE COMMITMENTS

    The Company leases various branch and general office facilities to conduct its operations. The leases have remaining terms which range from a period of 4 months to 15 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

    The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $716,525, $666,851, and $634,376 for 1998, 1997, and 1996,
respectively.

    Lease obligations will require rent payments as follows:

                 PERIOD                   MINIMUM RENTALS

                  1999                    $   513,504

                  2000                        468,849

                  2001                        419,659

                  2002                        386,337

                  2003                        373,150

            Remaining years                 2,091,124
                                            ---------


                                           $4,252,623
                                           ----------
                                           ----------


20. PARENT COMPANY FINANCIAL INFORMATION

    The balance sheets for 1998 and 1997 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 1998, 1997, and 1996, are presented below:

                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------
December 31                                                               1998               1997
-------------------------------------------------------------------------------------------------------
Assets

   Cash                                                                  $  6,341          $  26,098

   Interest-bearing deposits in subsidiary                                423,711            285,983

   Investment in subsidiary                                            25,826,162         25,955,896

   Investment securities available for sale                             4,997,626          3,659,917

   Other assets                                                             5,130             19,869
                                                                       -----------       -----------

                                                                      $31,258,970        $29,947,763
                                                                       -----------       -----------
                                                                       -----------       -----------


Liabilities and Shareholders' Equity

   Liabilities                                                          $ 386,442          $ 155,529
                                                                        ----------         ---------

Shareholders' Equity

   Common Stock                                                        14,147,440         14,542,750

   Surplus                                                              7,559,137          8,593,801

   Retained earnings                                                    7,964,293          5,811,861

   Accumulated other comprehensive income                               1,201,658            843,822
                                                                       -----------       -----------


                                                                       30,872,528         29,792,234
                                                                       -----------       -----------

                                                                      $31,258,970        $29,947,763
                                                                       -----------       -----------
                                                                       -----------       -----------

                              STATEMENTS OF INCOME


------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                                     1998            1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Income
   Dividends from subsidiary                                                              $1,617,751      $1,370,657       $670,631
   Interest and dividends                                                                    129,491         126,014         83,954
   Security gains                                                                          2,308,818         142,363         39,377
                                                                                          ----------      ----------     ----------
                                                                                           4,056,060       1,639,034        793,962
Expenses                                                                                     116,517          83,464         66,161
                                                                                          -----------      ----------    ----------
Income before income taxes and equity in undistributed net income of subsidiary            3,939,543       1,555,570        727,801
Income tax expense                                                                           870,763          40,381          8,585
                                                                                          ----------      ----------     ----------
                                                                                           3,068,780       1,515,189        719,216

Equity in undistributed net income of subsidiary                                            (94,431)         624,303      1,309,207
                                                                                          -----------      ----------    ----------
Net income                                                                                $2,974,349      $2,139,492     $2,028,423
                                                                                          ----------      ----------     ----------
                                                                                          ----------      ----------     ----------

                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                                      1998           1997        1996
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities

   Cash dividends from subsidiary                                                         $1,617,751     $1,370,657    $670,631

   Interest and dividends received                                                           143,268        107,107      44,577

   Cash paid to suppliers                                                                   (112,818)       (83,909)    (32,241)

   Income taxes paid                                                                        (889,950)       (90,974)     (9,612)
                                                                                           ---------        --------    -------

                                                                                             758,251      1,302,881     673,355
                                                                                           ---------       ---------    -------

Cash flows from investing activities

   Net (increase) decrease in interest-bearing deposits                                     (429,852)       290,652   1,033,117

   Proceeds from sales of securities available for sale                                    2,630,807        492,636      68,008

   Purchases of securities available for sale                                               (727,072)    (1,006,764) (1,191,238)
                                                                                           ---------     -----------   --------

                                                                                           1,473,883       (223,476)    (90,113)
                                                                                           ---------        --------   --------


Cash flows from financing activities

   Dividends paid                                                                           (821,917)     (750,350)    (587,967)

   Common stock repurchase and retirement                                                 (1,429,974)     (303,232)           -
                                                                                          ----------     ---------     --------

                                                                                          (2,251,891)   (1,053,582)    (587,967)
                                                                                          -----------    ---------     --------

Net (decrease) increase in cash                                                              (19,757)       25,823       (4,725)

Cash at beginning of year                                                                     26,098           275        5,000
                                                                                          -----------     --------     --------


Cash at end of year                                                                         $  6,341      $ 26,098       $  275
                                                                                           ---------       --------      ------
                                                                                           ---------       --------      ------


Reconciliation of net income to net cash provided by operating activities
Net income                                                                                $2,974,349    $2,139,492   $2,028,423
Adjustments to reconcile net income to net cash provided by operating activities
   Equity in undistributed income of subsidiary                                               94,431      (624,303)  (1,309,207)
   Security gains                                                                         (2,308,818)     (142,363)     (39,377)
   Decrease (increase) in accounts receivable                                                 14,739       (19,386)        (483)
   Increase (decrease) in accounts payable                                                   (16,450)      (50,559)      (6,001)
                                                                                            ---------     ---------    --------

                                                                                            $758,251    $1,302,881     $673,355
                                                                                            ---------    ----------    --------
                                                                                            ---------    ----------    --------


21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                DECEMBER 31, 1998            December 31, 1997



                                                        Carrying Amount        Fair Value     Carrying Amount        Fair Value
                                                        ---------------        ----------     ---------------        -----------
Financial assets

   Cash and due from banks                                 $  32,524,320      $ 32,524,320       $  25,063,180       $25,063,180

   Federal funds sold                                             22,145            22,145                   -                 -

   Investment securities (total)                              65,132,658        65,482,873          83,607,628        83,874,747

   Loans, net                                                204,919,155       209,945,276         168,531,267       169,305,234

   Accrued interest receivable                                 2,060,746         2,060,746           2,147,801         2,147,801

Financial liabilities

   Noninterest-bearing deposits                             $ 37,817,737      $ 37,817,737        $ 33,426,327       $33,426,327

   Interest-bearing deposits                                 199,161,288       200,230,465         201,044,078       202,019,117

   Federal funds purchased                                     2,545,640         2,545,640           5,265,753         5,265,753

   Notes payable - U.S. Treasury                                 414,906           414,906           2,706,255         2,706,255

   Securities sold under agreements to repurchase             10,270,813        10,270,813           5,758,688         5,758,688

   Advances from the Federal Home Loan Bank                   35,000,000        35,276,070           9,000,000         8,870,702

   Accrued interest payable                                      235,696           235,696             204,617           204,617

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

                        CARROLLTON BANCORP AND SUBSIDIARY

22.  SEGMENT INFORMATION

The Company has reportable segments that are strategic business units offering complimentary products and services to the core business of banking. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company provides the accounting for all segments and charges a management fee for this service to the other segments. The Company has also lent money to various segments with terms similar to those offered third parties.

Segment information for the Company is as follows:



                            Commercial/   Electronic                    Mortgage       Segment
                            Retail Bank   Banking       Brokerage       Unit           Totals           Eliminations   Consolidated
  Interest income          $20,336,274     $       -      $ 5,112       $1,837,418     $22,178,804    $(1,819,602)      $20,359,202
  Interest expense          (9,626,450)     (333,925)           -       (1,455,949)    (11,416,324)     1,819,602        (9,596,722)
                            ----------      --------      --------        ---------      ----------     ---------        ----------
  Net interest income       10,709,824      (333,925)       5,112          381,469      10,762,480              -        10,762,480
  Provision   for   loan
  losses                      (570,000)            -            -          (45,000)       (615,000)             -          (615,000)
  Other income               4,502,718     4,141,367      921,048          192,255       9,757,388              -         9,757,388
  Intersegment income           49,694             -            -                -          49,694        (49,694)                -
  Operating expenses       (11,144,772)   (3,826,799)    (614,860)        (289,999)    (15,876,430)        49,694       (15,826,736)
                          ------------    -----------    ---------        ---------    ------------       --------      -----------
  Income before tax          3,547,464       (19,357)     311,300          238,725       4,078,132              -         4,078,132
  Tax provision               (898,836)        7,476     (120,226)         (92,197)     (1,103,783)                      (1,103,783)
                             ---------        -------    ---------        ---------     -----------       --------      -----------
                                                                                                                -

  Net income (loss)         $2,648,628      $(11,881)    $191,074        $ 146,528      $2,974,349       $      -        $2,974,349
                            ----------      --------     ---------        ---------     ----------        --------      -----------
                            ----------      --------     ---------        ---------     ----------        --------      -----------


  Segment assets          $304,271,843   $13,804,997     $288,326      $42,958,314    $361,323,480    $(43,469,491)    $317,853,989
  Expenditures       for
  segment  purchases  of
  premises,    equipment
  and software              $1,732,065      $341,198      $17,685          $60,534      $2,151,482                       $2,151,482



Other income for the commercial/retail bank includes $2,404,348 in gains on security sales.

A reconciliation of total segment assets to consolidated total assets follows:

    Total segment assets                                         $361,323,480
    Elimination of intersegment loans                             (42,025,412)
    Elimination of intersegment deposit accounts                   (1,444,079)
                                                                  -----------

                                                                 $317,853,989
                                                                 ------------
                                                                 ------------


                        CARROLLTON BANCORP AND SUBSIDIARY

23. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Year Ended December 31, 1998:


                                           First Quarter         Second Quarter           Third Quarter         Fourth Quarter
                                           -------------         --------------           -------------         --------------
Interest income                              $4,959,960             $5,129,817              $5,294,807             $4,974,618

Interest expense                             (2,330,595)            (2,465,265)             (2,514,257)            (2,286,605)
                                             -----------            -----------             -----------            -----------

Net interest income                           2,629,365              2,664,552               2,780,550              2,688,013

Provision for loan losses                       (75,000)               (90,000)               (315,000)              (135,000)

Security gains (losses)                          88,514                195,995               2,063,947                 55,892

Gains on loan sales                                   -                      -                 253,630                195,201

Other income                                  1,461,790              1,668,305               1,812,040              1,962,074

Operating expenses                           (3,509,586)            (3,864,671)             (4,093,229)            (4,359,250)
                                             -----------            -----------             -----------            -----------

Income before taxes                             595,083                574,181               2,501,938                406,930

Tax provision                                  (115,576)              (110,691)               (844,130)               (33,386)
                                             -----------            -----------             -----------            -----------


Net income                                     $479,507               $463,490              $1,657,808               $373,544
                                             -----------            -----------             -----------            -----------
                                             -----------            -----------             -----------            -----------

Earnings per share                                $0.33                  $0.32                   $1.16                  $0.26
                                             -----------            -----------             -----------            -----------
                                             -----------            -----------             -----------            -----------

Cash dividends per share                          $0.14                  $0.14                   $0.15                  $0.15
                                             -----------            -----------             -----------            -----------
                                             -----------            -----------             -----------            -----------


Market prices:  high                             $37.50                 $39.00                  $38.25                 $34.31


                      low                        $33.33                 $35.25                  $32.50                 $32.50
                                             -----------            -----------             -----------            -----------
                                             -----------            -----------             -----------            -----------


Year Ended December 31, 1997:

                                           First Quarter         Second Quarter           Third Quarter         Fourth Quarter

Interest income                              $4,602,900             $4,823,428              $5,039,018             $5,128,236

Interest expense                             (2,111,845)            (2,178,463)             (2,303,541)            (2,381,963)
                                             -----------            -----------             -----------            -----------

Net interest income                           2,491,055              2,644,965               2,735,477              2,746,273

Provision for loan losses                       (60,000)               (60,000)                (60,000)               (60,000)

Security gains (losses)                          28,885                 72,349                  32,566                41,577

Other income                                  1,186,521              1,312,812               1,478,922              1,420,867

Operating expenses                           (2,981,579)            (3,124,891)             (3,338,212)            (3,690,545)
                                             -----------            -----------             -----------            -----------

Income before taxes                             664,882                845,235                 848,753                458,172

Tax provision                                  (161,882)              (230,528)               (221,163)               (63,977)
                                             -----------            -----------             -----------            -----------


Net income                                     $503,000               $614,707                $627,590               $394,195
                                             -----------            -----------             -----------            -----------
                                             -----------            -----------             -----------            -----------

Earnings per share                                $0.34                  $0.42                   $0.43                  $0.27
                                             -----------            -----------             -----------            -----------
                                             -----------            -----------             -----------            -----------

Cash dividends per share                          $0.12                  $0.12                   $0.13                  $0.13
                                             -----------            -----------             -----------            -----------
                                             -----------            -----------             -----------            -----------


Market prices:  high                              $23.23                 $27.63                  $28.35                 $34.78


                      low                         $20.42                 $22.15                  $24.77                 $27.87
                                             -----------            -----------             -----------            -----------
                                             -----------            -----------             -----------            -----------

All earnings per share amounts have been adjusted to reflect the 5% stock dividend declared in January, 1998.

              ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         At no time whatsoever during the Company's two most recent fiscal years or any subsequent interim period, has an independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, or an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, resigned, declined to stand for reelection or been dismissed.

                                    PART III

      ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Corporation are as follows:


DIRECTORS WHOSE TERMS EXPIRE IN 1999

STEVEN K. BREEDEN.......... Mr. Breeden, age 40, has served as a director of
Carrollton Bank, a Maryland state chartered commercial bank, and the principal subsidiary of the Company (the "Bank") since June 1994, and of the Company since October 1995. Mr. Breeden is currently Vice President and Secretary of Security Development Corporation, a real estate development company, a position he has held for the past five years (2).

THELMA T. DALEY............. Dr. Daley, age 67, has served as a director of the
Bank since November 1995, and of the Company since May 1998. Dr. Daley currently serves as Assistant Professor at Loyola College in the Graduate School. She was formerly a Coordinator of Guidance and Counseling for the Baltimore County Public Schools.

SAMUEL M. DELL, JR.......... Mr. Dell, age 90, has served as a director of the Bank since 1974 and of the Company since its inception in 1990. He is the founder of Crest Contracting Company, Inc., and has been its President and Treasurer since 1948. Mr. Dell is also the found of Carrollton Equipment Company, and has been a partner of Dellcrest Realty Company, a real estate investment partnership, since 1977.

LEO A. O'DEA............... Mr. O'Dea, age 68, has served as a director of the
Bank since 1983 and of the Company since its inception in 1990. Mr. O'Dea was elected Chairman of the Company in February 1994. He was President of Hamilton & Spiegel, Inc., a sheet metal contractor, from 1979 until his retirement in 1997.
(2)


DIRECTORS WHOSE TERMS EXPIRE IN 2000

ALBERT R. COUNSELMAN....... Mr. Counselman, age 50, has served as a director of the Bank since April 1985, and of the Company since its inception in 1990. He has been President of Riggs,

Counselman, Michaels & Downes, Inc., an insurance brokerage firm, since September 1987, and served in various executive positions with that firm from 1972 to September 1987. (1)(2)

JOHN P. HAUSWALD........... Mr. Hauswald, age 76, has served as a director of the Bank since 1964 and of the Company since its inception in 1990. He was, until his retirement in October 1989, President of The Hauswald Bakery. Since October 1989, he has been President of The Hauswald Company, Inc. (1) (2)

SAMUEL D. MILLER........... Mr. Miller, age 60, has served as a director of the
Bank and the Company since December 1992. He retired as Executive Vice President of the Bank in February 1999 after 29 years of service.

WILLIAM C. ROGERS, JR...... Mr. Rogers, age 72, has served as a director of the
Bank since 1955 and of the Company since its inception in 1990. He has been a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, since 1970. He has been Chairman of the Board of The Security Title Guarantee Corporation of Baltimore since 1970 and a director since 1952, and was President from 1970 until March 1989. Mr. Rogers is President of Maryland Mortgage Company where he has been a director since 1953. He is also President of Moreland Memorial Park Cemetery, Inc. where he has been a director since 1959. He is the brother of John Paul Rogers, a director of the Bank and the Company.


DIRECTORS WHOSE TERMS EXPIRE IN 2001

DALLAS R. ARTHUR............. Mr. Arthur, age 54, has served as a director of
Carrollton Bank, and the Company since October 1991. He has been President of both the Company and the Bank since October 1993, and Chief Executive Officer of both the Company and the Bank since February 1994. Mr. Arthur was Executive Vice President of the Bank from October 1991 until October 1993, and had served as First Senior Vice President of the Bank from December 1990 until October 1991. Mr. Arthur has been with the Bank since 1964.

C. EDWARD HOERICHS........... Mr. Hoerichs, age 87, has served as a director of the Bank since 1970 and of the Company since its inception in 1990. He is the founder of Edward Hoerichs & Sons, Inc., a mechanical contracting firm, and was its President from 1975 to its dissolution in 1993.

ALLEN QUILLE................ Mr. Quille, age 79, has served as a director of the
Bank since 1976 and of the Company since its inception in 1990. He has been President of Quille's Parking, Inc. since 1933. Mr. Quille has also been Secretary of Quille-Crown Parking of Maryland since 1983, and Secretary of The Forum Caterers since 1983. (1)

JOHN PAUL ROGERS............. Mr. Rogers, age 63, has served as a director of the Bank since 1970 and of the Company since its inception in 1990. Mr. Rogers has been Chairman of the Bank since February 1994. He was a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, from 1970 until December 1992. Mr. Rogers was senior title officer of The Security Title Guarantee Corporation of Baltimore from May 1991 until December 1992, having served as President from March 1989 until May 1991, and as Executive Vice President from March 1970 until March 1989. He is a Director of Maryland Mortgage Company and The Security Title Guarantee Corporation of Baltimore. He is the brother of William C. Rogers, Jr., a director of the Bank and the Company.

------------------------
(1) -- Member of the Audit Committee
(2) -- Member of the Compensation Committee




               OTHER EXECUTIVE OFFICERS AND DIRECTORS OF THE BANK

Certain information regarding directors and significant employees of the Bank other than those previously mentioned is set forth below.

ROBERT A. ALTIERI.......... Mr. Altieri, age 37, has been Senior Vice President
- Lending of the Bank since June 1994 and previously was Vice President - Commercial Lending since September 1991.

EDWARD R. BOOTEY........... Mr. Bootey, age 52, has been Senior Vice President -
Automation & Technology since October, 1995, and was Senior Vice President - Operations of the Bank from June 1994 to October 1995. Mr. Bootey previously served as Vice President - Operations from January 1991. He served as Assistant Vice President - Operations from December 1987 until January 1991.

JEFFREY E. BROWN........... Mr. Brown, age 57, has been Vice President -
Consumer Lending of the Bank since July 1991, and was Assistant Vice President - Consumer Lending from March 1990 until July 1991. He was Vice President - Consumer Lending of Sharon Federal Savings Bank, F.S.B. from August 1988 until March 1990, and served in various management positions with the Bank of Baltimore from March 1968 to August 1988.

DAVID L. COSTELLO, III...... Mr. Costello, age 47, has been Senior Vice
President and Chief Financial Officer of the Bank since June 1994. Mr. Costello has served as Treasurer of the Company since October 1993.

GARY M. JEWELL.............. Mr. Jewell, age 52, has been Senior Vice President and Retail Delivery Group Manager since July 1998. He was previously Senior Vice President Electronic Banking from March 1996 to July 1998. Prior to joining Carrollton Bank, Mr. Jewell was Director of Product Management and Point of Sale Services for the MOST EFT network in Reston, Virginia from March 1995 to March 1996 and prior to that Director/Manager of Merchant Services for the Farmers and Mechanics National Bank from 1993 to March 1995.

BOARD COMMITTEES

The Board of Directors of the Company met 10 times and the Board of Directors of the Bank met 24 times during the year ended December 31, 1998. The Board of Directors of the Bank meets twice a month. No director attended fewer than 75% of the total number of meetings of both Boards and committees to which they were assigned during the year ended December 31, 1998.

As of this date, the Board of Directors does not have a standing nominating committee.

The Audit Committee held 5 meetings during 1998. Its current members are Messrs. Counselman, Hauswald and Quille. Only nonemployee directors are eligible to serve on the Audit Committee. The duties of the Audit Committee include reviewing the annual financial statements of the Company and the scope of the independent annual audit and internal audits. It also reviews the independent accountant's letter to management concerning the effectiveness of the Company's internal financial and accounting controls and management's response to that letter. In addition, the Committee reviews and recommends to the Board the firm to be engaged as the Company's independent accountants. The Committee may also examine and consider other matters relating to the financial affairs of the Company as it determines appropriate.
The Compensation Committee met 6 times during 1998. Its current members are Messrs. Breeden, Counselman, Hauswald, and O'Dea. The purpose of the Compensation Committee is to review and approve major compensation and benefit policies of the Company and the Bank. In addition, the committee recommends to the Board the compensation to be paid to all officers of the Bank.


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



                         ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or allocated for services rendered to the Company in all capacities during the years ended December 31, 1996, 1997 and 1998 to the chief executive officer of the Company. The compensation of the other members of executive management is not required to be provided because the base compensation of each of such individuals does not exceed $100,000.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------
      Name and Principal Position           Year         Salary ($)        Long-Term Incentive Plan     Bonus ($)
                                                                         Stock Option Grants (Shares)
-----------------------------------------------------------------------------------------------------------------
Dallas R. Arthur, President and Chief       1998          $126,757                  8,000                  -0-
Executive Officer                           1997          $119,911                   -0-                   -0-
                                            1996          $109,140                   -0-                   -0-
-----------------------------------------------------------------------------------------------------------------


-------------------
The Company has no employment agreements, termination of employment, or change-in-control agreements or understandings with any of its directors, executive officers or any other party whatsoever, except that the President of Carrollton Mortgage Services, Inc., a new subsidiary of the Bank, has an employment contract that provides for a termination settlement of $50,000 if terminated by the Bank.


DIRECTORS' FEES

Directors who are not employees of the Bank receive a monthly fee of $850 for Board meetings, and $150 per committee meeting attended. The Chairman of the Board of the Bank receives a monthly fee of $1,050. Directors do not receive additional fees for their service as directors of the Company. Employee directors are not compensated for attendance at Board meetings.

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1998, certain information concerning shares of the Common Stock of the Company beneficially owned by (i) the chief executive officer of the Company; (ii) all directors and nominees for directors of the Company and the Bank; (iii) all directors and officers of the Company and the Bank as a group; and (iv) other significant shareholders.


                                                        Amount And
                                              Nature of Beneficial
Name and Address of Beneficial Owner(1)                Ownership(1)              Percent of Class
                                                                                        (1)
--------------------------------------        ---------------------              ----------------
DIRECTORS:
Dallas R. Arthur                                             1,652   (2)                     *
Steven K. Breeden                                            1,910                           *
Albert R. Counselman                                        13,183                           *
Thelma T. Daley                                                 55                           *
Samuel M. Dell, Jr.                                          7,441                           *
John P. Hauswald                                             5,901   (3)                     *
C. Edward Hoerichs                                           2,233                           *
Samuel D. Miller                                               702   (4)                     *
Leo A. O'Dea                                                 5,603   (5)                     *
Allen Quille                                                 1,945                           *
John Paul Rogers                                            97,704   (6)(8)                6.91%
William C. Rogers, Jr.                                     128,686   (7)(8)(9)             9.10%
All Directors and Executive Officers of the
Company as a group (17 persons)
                                                           267,015                        18.90%
OTHER SIGNIFICANT SHAREHOLDER:
Edward Q. Rogers                                            71,470   (10)                  5.05%


------------------
* Less than 1%

(1) Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.

(2) Includes 839 shares owned jointly by Mr. Arthur and his wife. Excludes 488 shares owned by Mr. Arthur's wife.

(3) Includes 5,745 shares owned jointly by Mr. Hauswald and his wife. Excludes 5,269 shares owned by Mr. Hauswald's wife.

(4) Includes 574 shares owned jointly by Mr. Miller and his wife. Excludes 203 shares owned by Mr. Miller's wife.

(5) Excludes 7,867 shares owned by Mr. O'Dea's wife.

(6) Includes 988 shares owned by a trust for the benefit of Elizabeth B. Seuferling, for which Mr. Rogers serves as trustee.

(7) Includes 3,247 shares owned by the Moreland Memorial Park Cemetery, Inc., 5,875 shares owned by the Moreland Memorial Park Cemetery, Inc. Perpetual Care Fund, 1,613 shares owned by Moreland Memorial Park, Inc. Bronze Perpetual Care Fund, and 16,207 shares owned by the Moreland Memorial Park, Inc. Perpetual Care Trust Agreement for which William C. Rogers, Jr. serves as a trustee.

(8) Includes 31,952 shares owned by The Security Title Guarantee Corporation of Baltimore and 4,753 shares owned by Maryland Mortgage Company, of which John Paul Rogers is a director, and of which William C. Rogers, Jr. is Chairman and President, respectively, as well as a director.

(9) Includes 64,299 shares owned jointly by Mr. Rogers and his wife. Excludes 5,713 shares owned by Mr. Roger's wife.

(10) Includes 32,937 shares owned jointly by Mr. Rogers and his wife. Also includes 31,952 shares owned by The Security Title Guarantee Corporation of Baltimore and 4,753 shares owned by Maryland Mortgage Company, of which Mr. Rogers is a principal shareholder. Excludes 42,411 shares owned by Mr. Roger's wife which, if included, would result in Mr. Rogers beneficially owning a total of 112,053 shares or 7.92% of shares outstanding.

(11) All directors, executive officers and other significant shareholders may be contacted at the Company's corporate offices by addressing correspondence to the appropriate person, care of Carrollton Bancorp, 344 North Charles Street, Suite 300, Baltimore, Maryland 21201.

             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past year the Bank has had banking transactions in the ordinary course of its business with: (i) its directors and nominees for directors; (ii) its executive officers; (iii) its 5% or greater shareholders; (iv) members of the immediate family of its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1998, the balance of loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $2,533,672, which represented approximately 8.2% of the Company's equity capital accounts.

William C. Rogers, Jr., a director of both the Company and the Bank, is a partner of the law firm of Rogers, Moore and Rogers which performs legal services for the Company and its subsidiaries. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

Albert R. Counselman, a director of both the Company and the Bank, is President of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm through which the Company and the Bank place various insurance policies. The Company and the Bank paid total premiums for insurance policies placed by Riggs, Counselman, Michaels & Downes, Inc. in 1998 of $110,528. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

                                     PART IV
                 ITEM 13: EXHIBITS LIST AND REPORTS ON FORM 8-K

a) List of Exhibits:


Exhibit Number    Description
--------------    ------------
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

                                CARROLLTON BANCORP


March 25, 1999                  By:/s/ Dallas R. Arthur
                                   ---------------------------
                                   Dallas R. Arthur
                                   President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                                Principal Executive Officer


March 25, 1999                  By:/s/ Dallas R. Arthur
                                   ----------------------------
                                   Dallas R. Arthur
                                   President and Chief Executive Officer


                                   Principal Financial and Accounting Officer


March 25, 1999                  By:/s/ David L. Costello, Iii
                                   ----------------------------
                                   David L. Costello, III
                                   Treasurer


                                Board of Directors


March 25, 1999                     /s/ Dallas R. Arthur
                                   ---------------------------------
                                   Dallas R. Arthur
                                   Director


March 25, 1999                     /s/ Steven K. Breeden
                                   ---------------------------------
                                   Steven K. Breeden
                                   Director

March 25, 1999
                                   -----------------------------
                                   Albert R. Counselman
                                   Director


March 25, 1999
                                   -----------------------------
                                   Thelma T. Daley
                                   Director


March 25, 1999
                                   --------------------------------
                                   Samuel M. Dell, Jr.
                                   Director


March 25, 1999
                                   ------------------------------
                                   John P. Hauswald
                                   Director


March 25, 1999                     /s/ C. Edward Hoerichs
                                   ------------------------------
                                   C. Edward Hoerichs
                                   Director


March 25, 1999
                                   ---------------------------------
                                   Samuel D. Miller
                                   Director


March 25, 1999                     /s/ Leo A. O'dea
                                   ---------------------------------
                                   Leo A. O'Dea
                                   Director


March 25, 1999                     /s/ Allen Quille
                                   -------------------------------
                                   Allen Quille
                                   Director


March 25, 1999                     /s/ John Paul Rogers
                                   -------------------------------
                                   John Paul Rogers
                                   Director

March 25, 1999                     /s/ William C. Rogers, Jr.
                                   -------------------------------
                                   William C. Rogers, Jr.
                                   Director

                                  EXHIBIT INDEX

                                                                                             Sequentially
Exhibit                                                                                      Numbered
Number           Description                                                                 Page
-------          -----------                                                                 ------------
3(i)             Articles of Incorporation of Carrollton Bancorp                                *
3(ii)            By-Laws of Carrollton Bancorp                                                  *
10.1             Lease dated January 24, 1989 by and between Hill Management Services, Inc.     *
                 and The Carrollton Bank of Baltimore.
10.2             Lease dated July 21, 1989 by and between Hill Management Services, Inc. and    *
                 The Carrollton Bank of Baltimore.
10.3             Lease dated October 30, 1959 between Arbutus Shopping Plaza, Inc. and The      *
                 Carrollton Bank of Baltimore, as amended.
10.4             Lease dated August 3, 1976 between Arbutus Shopping Plaza, Inc. and The        *
                 Carrollton Bank of Baltimore.
10.5             Lease dated March 28, 1968 by and between Charles Towers Partnership and The   *
                 Carrollton Bank of Baltimore.
10.6             Lease dated November 18, 1983 by and between Charles Towers Partnership and    *
                 The Carrollton Bank of Baltimore.
10.7             Lease dated May 20, 1971 by and between Home Mutual Life Insurance Company     *
                 and The Carrollton Bank of Baltimore.
10.8             Lease dated April 17, 1974 by and between Liberty Plaza Enterprises, Inc.      *
                 and The Carrollton Bank of Baltimore.
10.9             Lease dated July 19, 1988 by and between Northway Limited Partnership and      *
                 The Carrollton Bank of Baltimore.
10.10            Lease dated August 11, 1994 by and between Kensington Associates Limited       **
                 Partnership and Carrollton Bank.
10.11            Lease dated October 11, 1994 by and between Ridgeview Associates Limited       **
                 Partnership and Carrollton Bank.
21.1             Subsidiaries of Carrollton Bancorp
23               Consent of Accountant



* Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

** Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).