Form 10-Q
period 1999-03-31
CARROLLTON BANCORP
filed 1999-05-12
CIK 859222

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999
                                       --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
        For the transition period from           to
                                       ---------    ------------

            Commission file number     0-23090
                                   --------------

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

344 NORTH CHARLES STREET, SUITE 300, BALTIMORE, MARYLAND 21201
--------------------------------------------------------------------------------
(Address of principal executive offices)

                                          (410) 536-4600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes   No
                                                               ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,409,494 common shares outstanding at May 3, 1999
---------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEETS

                               Carrollton Bancorp
                                 and Subsidiary

                                                                    March 31,               December 31,
                                                                      1999                    1998
                                                                 ------------               ------------
Assets                                                            (Unaudited)

Cash and due from banks                                          $ 24,212,021             $   32,524,320

Federal funds sold                                                    880,644                     22,145

Investment securities:

   Available for sale                                              57,571,157                 56,745,748

   Held to maturity                                                 7,813,854                  8,386,910
    (approximate market value of $8,127,632 and $8,737,125)

Loans held for sale                                                 3,002,474                  3,493,960

Loans, less allowance for loan losses of                          197,319,435                204,919,155
   $2,461,885 and $2,387,732

Bank premises and equipment                                         7,927,038                  6,894,713

Deferred income taxes                                                       -                          -

Accrued interest receivable                                         1,824,139                  2,060,746

Other assets                                                        3,008,285                  2,806,292
                                                                 ------------               ------------
                                                                  303,559,047                317,853,989
                                                                 ------------               ------------
                                                                 ------------               ------------
Liabilities and Shareholders' Equity

Deposits

  Noninterest-bearing                                            $ 39,212,695              $  37,817,737

  Interest-bearing                                                200,343,002                199,161,288
                                                                 ------------               ------------
    Total deposits                                                239,555,697                236,979,025

Federal funds purchased and securities
  sold under agreements to repurchase                              15,772,792                 12,816,453


Advances from the Federal Home Loan Bank                           15,000,000                 35,000,000

Notes payable - U. S. Treasury                                        471,042                    414,906

Accrued interest payable                                              172,199                    235,696

Deferred income taxes                                                 389,931                    426,947

Other liabilities                                                   1,256,889                  1,108,434
                                                                 ------------               ------------
                                                                  272,618,550                286,981,461
                                                                 ------------               ------------
Shareholders' equity
  Common stock, par value $10.00 per share;
   authorized 5,000,000 shares; issued
   and outstanding 1,409,494 and 1,414,744 shares                  14,094,940                 14,147,440



  Surplus                                                           7,435,840                  7,559,137

  Net unrealized holding gains on
   available for sale securities                                    1,142,827                  1,201,658

  Retained earnings                                                 8,266,890                  7,964,293
                                                                 ------------               ------------
                                                                   30,940,497                 30,872,528
                                                                 ------------               ------------


                                                                 $303,559,047               $317,853,989
                                                                 ------------               ------------
                                                                 ------------               ------------


 Note: Balances at December 31, 1998 are derived from audited financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Carrollton Bancorp
                                 and Subsidiary

                                                                 Quarter Ended March 31,
                                                                    1999         1998
                                                                -----------  -------------
Interest income

   Interest and Fees on Loans                                   $4,024,912   $3,748,849

   Interest and Dividends on Securities:

     Taxable interest income                                       447,394      863,228

     Nontaxable interest income                                    318,277      282,978

     Dividends                                                      17,446       14,322

   Interest on Federal funds sold and
     other interest income                                          53,204       50,583
                                                                -----------  -------------

     Total interest income                                       4,861,233    4,959,960
                                                                -----------  -------------
Interest expense

   Deposits                                                      1,829,664    2,012,985

   Other                                                           428,514      317,611
                                                                -----------  -------------
    Total interest expense                                       2,258,178    2,330,596
                                                                -----------  -------------
     Net interest income                                         2,603,055    2,629,364

Provision for loan losses                                          144,900       75,000
                                                                -----------  -------------
     Net interest income after provision for loan losses         2,458,155    2,554,364
                                                                -----------  -------------
Other operating income

  Service charges on deposit accounts                              342,693      325,510

  Brokerage commissions                                            239,417      208,719

  Other fees and commissions                                     1,474,421      925,064

  Gains (losses) on security sales                                  41,780       88,514

  Gains on loan sales                                              249,939        2,496
                                                                -----------  -------------
    Total other income                                           2,348,250    1,550,303
                                                                -----------  -------------
Other expenses

  Salaries                                                       1,447,057    1,259,155

  Employee benefits                                                333,331      307,447

  Occupancy                                                        445,744      388,758

  Furniture and equipment                                          350,171      265,295

  Other operating expenses                                       1,598,647    1,288,929

                                                                -----------  -------------
    Total other expenses                                         4,174,950    3,509,584
                                                                -----------  -------------
Income before income taxes                                         631,455      595,083


Income taxes                                                       124,038      115,575
                                                                -----------  -------------

Net income                                                      $  507,417   $  479,508
                                                                -----------  -------------
                                                                -----------  -------------

Net income per share - basic and diluted                        $     0.36   $     0.33
                                                                -----------  -------------
                                                                -----------  -------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        Carrollton Bancorp and Subsidiary

                                                                            Three Months Ended March 31,
                                                                                1999            1998
                                                                            ------------    ------------
Cash flows from operating activities

 Interest received                                                          $  5,115,022    $  5,038,298

 Fees and commissions received                                                 2,062,491       1,324,355

 Interest paid                                                                (2,321,675)     (2,327,560)

 Origination of loans held for sale                                           (9,618,814)              0

 Sale of loans held for sale                                                  10,118,692               0

 Gains on sale of loans held for sale                                           (249,939)              0

 Cash paid to suppliers and employees                                         (3,896,339)     (2,478,701)

 Income taxes paid                                                              (163,154)       (115,576)
                                                                            ------------    ------------
                                                                               1,046,284       1,440,816
                                                                            ------------    ------------
Cash Flows from investing activities

 Proceeds from maturities of securities held to maturity                         570,000       1,649,135

 Proceeds from sales of securities available for sale                          1,367,282         150,914

 Proceeds from maturities of securities available for sale                     7,619,799       5,644,706

 Purchases of securities available for sale                                   (9,630,744)     (1,424,787)

 Sale of loans                                                                 9,111,230

 Loans made, net of principal collected                                       (1,414,863)    (14,432,442)

 Purchases of premises and equipment                                          (1,362,113)     (1,206,248)
                                                                            ------------    ------------
                                                                               6,260,591      (9,618,722)
                                                                            ------------    ------------
Cash flows from financing activities

 Net increase (decrease) in time deposits                                      4,445,134      (4,483,389)

 Net increase (decrease) in other deposits                                    (1,837,667)      7,139,435

 Net increase (decrease) in other borrowed funds                             (16,987,525)      9,490,082

 Dividends paid                                                                 (204,820)       (203,411)

 Common stock repurchase and retirement                                         (175,797)        (57,096)
                                                                            ------------    ------------
                                                                             (14,760,675)     11,885,621
                                                                            ------------    ------------
Net increase (decrease) in cash and cash equivalents                          (7,453,800)      3,707,715

Cash and cash equivalents at beginning of year                                32,546,465      25,063,180
                                                                            ------------    ------------
Cash and cash equivalents at March 31st                                     $ 25,092,665    $ 28,770,895
                                                                            ------------    ------------
                                                                            ------------    ------------
Reconciliation of net income to net cash
provided by operating activities
 Net income                                                                 $    507,417    $    479,508

Adjustments to reconcile net income to
net cash provided by operating activities
 Provision for loan losses                                                       144,900          75,000

 Depreciation and amortization                                                   345,155         265,808

 Amortization of premiums and discounts                                           17,182          19,083


 Gain on disposal of securities                                                  (41,780)        (88,514)

(Increase) decrease in:
   Accrued interest receivable                                                   236,607          59,255

   Other assets                                                                 (248,155)       (304,916)

Increase (decrease) in:
   Accrued interest payable                                                      (63,497)          3,036

   Income taxes payable                                                          (39,116)        108,596

   Other liabilities                                                             187,571         823,960
                                                                            ------------    ------------
                                                                             $ 1,046,284    $  1,440,816
                                                                            ------------    ------------
                                                                            ------------    ------------

                                      - 3 -

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                          Quarter ended March 31, 1999



The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended March 31, 1999 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1999.



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



For the Three Month Periods Ended:                   March 31, 1999             March 31, 1998
----------------------------------                   --------------             ---------------
Net income                                            $ 507,417                 $  479,508
Other comprehensive income:
  Unrealized holding gains during the period            (54,067)                   441,347
  Less: Adjustment for security gains                   (41,780)                   (88,514)
                                                        --------                  ---------
Other comprehensive income, before tax                  (95,847)                   352,833
Income taxes on comprehensive income                    (37,016)                  (136,264)
                                                        --------                 ----------
Other comprehensive income, after tax                   (58,374)                   216,569
                                                        --------                 ----------
Comprehensive income                                  $ 449,043                 $  696,077
                                                        --------                 ----------
                                                        --------                 ----------

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings

Summary

         Carrollton Bancorp reported net income for the first quarter of 1999 of $507,000, or $.36 on a per share basis. For the same period of 1998, net income amounted to $480,000, or $.33 on a per share basis. Interest income on loans increased 7% as a result of loan portfolio growth, although total interest income decreased because of the decrease in the investment portfolio and market interest rate declines. Net interest income fell 1%. Other operating income increased 51% compared to first quarter of 1998, including gains on loan sales. Offsetting some of these income gains were increased expenses related to fee business lines which have a variable cost component, and accrual of severance benefits.


Net Interest Income

         Net interest income for the Company on a tax equivalent basis was identical for the first quarter of 1999 compared to 1998 at $2.8 million. The net yield on average earning assets declined from 4.36% in the first quarter of 1998 to 4.16% in 1999. The decrease in the net yield came principally from the 75 basis point decline in the prime rate in October and November, 1998, and from a higher level of earning assets.

         Interest income on loans increased 7% in the first quarter of 1999 as compared to the first quarter of 1998 due to an 8% increase in the loan portfolio. Interest income from investment securities declined as the portfolio on average fell. The Company emphasized loan production which was funded partially by securities. The rate decline and the securities portfolio decline offset the increase in interest resulting from the loan portfolio growth such that total interest income decreased 2% for the first quarter of 1999 as compared to 1998.

         Interest expense decreased $72,000 to $2.26 million in 1999 from $2.33 million in 1998. Interest expense on deposits decreased primarily because of declines in market interest rates. Deposits grew on average about 1% since March, 1998. As rates on loans and securities fell management reduced deposit rates. Because a larger portion of the asset growth was funded with borrowings in 1999 as compared to 1998, other interest expense increased. The cost of interest bearing funds decreased from 4.20% in the first quarter of 1998 to 3.82% in the first quarter of 1999.

Provision for Loan Losses

         The provision for loan losses during the first quarter of 1999 was $145,000 compared to $75,000 in 1998. The provision was determined based on management's review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to .88% in the first quarter of 1999 from .61% in the same period of 1998. Net loan losses to average loans decreased from .48% to .14% for the same periods, but the loan portfolio increased 8% as previously noted.

Non-interest Income

         Non-interest income, excluding securities gains and loan sales, increased 41% in the first quarter of 1999 over 1998. This increase was derived from a 5% increase in service charges on deposits, 15% increase in brokerage commissions, 73% increase in the merchant service and point of sale business, and 52% increase in ATM fee income. Most of these increases were the result of volume increases in the transaction levels, and a 50% increase in the fee charged at ATM machines.

         The sales of equity securities classified as available for sale resulted in a gain of $42,000 in the first quarter of 1999. The transaction was undertaken because there was judged to be limited further appreciation potential for this issue.

         Gains on loan sales amounted to $250,000 in the first quarter of 1999 as the Company continued to build a loan servicing portfolio to provide future fee income.

Non-Interest Expenses

         In the first quarter 1999, non-interest expenses increased 19% over the same period in 1998. Included in the quarter's expenses was a severance accrual of $83,000 for a reduction in staff. Without the severance accrual, the expense increase would have been 17%. Most increases in expenses related to the overall growth of the Company's assets, operations and transactional lines of business. Other operating expenses increased $310,000, or 24%, and relates in large measure to the direct variable cost of fee based income such as merchant services and ATM fees.

Income Tax Provision

         The effective tax rate for the Company was about level at 19.6% for the first quarter of 1999 compared to 19.4% for the first quarter of 1998.


Financial Condition

Summary

         Total assets decreased $14.3 million to $303.6 million at March 31, 1999 compared to $317.9 million at the end of 1998. Loans decreased by $7.6 million or 4%, principally as a result of loan sales. Cash also decreased as the ATM network reduced cash levels after the holiday shopping period in December. Most other asset categories changed only marginally. Deposits grew by 1% to $239.6 million and borrowed funds decreased by $20.0 million. The Company used the proceeds of the loan sale to pay down borrowings.


Investment Securities

         Investment securities increased $0.3 million from December 31, 1998 to March 31, 1999. The Company increased purchases of securities to leverage capital slightly.

Loans

         Total loans decreased $7.6 million or 3.7% to $197.3 million at March 31, 1999 from the end of 1998. The decline was due to sales of residential mortgages and significant payoffs on commercial loans. The mortgage market was particularly soft in the first quarter, so mortgage production was light. The commercial market was very competitive in the period, and certain payoffs were the result of the customer refinancing at a lower rate.


Allowance for Loan Losses

         The allowance for loan losses increased slightly from the end of 1998. The allowance was $2.4 million at December 31, 1998 and $2.5 million at March 31, 1999. The ratio of the allowance to total loans was 1.13% at year end 1998 and 1.23% at the end of the first quarter of 1999. The ratio of net loan losses to average loans outstanding decreased to .14% for the first quarter of 1999 from .28% for the year ended December 31, 1998. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans decreased slightly to .88% for March 31, 1999 compared to 1.02% at year end 1998.

Funding Sources

         Total deposits at March 31, 1999 increased by $2.6 million to $239.6 million from December 31, 1998. Interest-bearing accounts increased by $1.2 million while non-interest bearing accounts increased by $1.4 million.

         Other borrowings decreased significantly as the proceeds of the loan sales were used to pay down debt. Total borrowings decreased $17.0 million and were $30.8 million at March 31, 1999 compared to $47.8 million at the end of 1998. The Company has significant additional borrowing capacity to be able to fund loan growth.

Capital

         For the first quarter of 1999, shareholders' equity increased by $68,000 compared to December 31, 1998. This resulted from earnings during the quarter in excess of dividends, and was net of a decrease in unrealized gains, net of tax, on securities classified as available for sale and common stock repurchases. The company paid shareholders a dividend totalling $205,000 for the first three months of 1999. Net income for the first quarter of 1999 was $507,000. Shareholders' equity to total assets remained strong at 10.2% at March 31, 1999. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios decreased as a result of changes in the asset mix to 14.3% and 16.0%, respectively, at March 31, 1999. The Company's leverage ratio for the first three months of 1999 was 9.2%. These ratios exceed regulatory minimums.

Liquidity

         At March 31, 1999, outstanding loan commitments and unused lines of credit for the Company totalled $92.6 million. Of this total, management places a high probability of required funding within one year on approximately $30 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability for required funding. At March 31, 1999, the Company's liquidity position continues to be strong. The Company also had additional borrowing capacity of approximately $55 million at March 31, 1999.

Interest Rate Risk

         Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 1999, the Company's liability sensitive position decreased modestly from December 31, 1998 due to the decrease in residential mortgage loans and lower short term borrowings that both resulted from the loan sale. A liability sensitive position, theoretically, is favorable in a falling rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. However, the net yield on interest earning assets fell in the first quarter of 1999 to 4.16% from 4.37% in the fourth quarter of 1998. This was principal caused by the 75 basis point drop in the prime rate in October and November, 1998. The Company constantly works to manage its exposure to interest rate shifts, and minimize the effect on earnings.

The Year 2000 Issue

The following information is provided as a "Year 2000 Readiness Disclosure" in compliance with the Year 2000 Information and Readiness Disclosure Act of 1998. It should be read in conjunction with the information under "The Year 2000 Issue" contained in the 1998 Annual Report to Shareholders.

As of March 31, 1999, the Company is on target with the timetable as described in the 1998 Annual Report to Shareholders. All critical functions have been tested and found to be Year 2000 ready. Certain peripheral functions remain to be tested, and will be completed before June 30, 1999. No problems are anticipated. The Company is in the process of documenting its contingency plans for all mission critical systems which will also be completed by June 30, 1999. The Company expects that the possible worst case scenario continues to be accurately described in the 1998 Annual Report to Shareholders. The Company is also making plans to provide for adequate levels of liquidity, security and insurance for the period surrounding the millennium date change. Total cost estimates have not changed from that described in the 1998 Annual Report to Shareholders.

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

There is no information to be reported under this item for the quarter ended March 31, 1999.


Item 2.   Changes in Securities

There is no information to be reported under this item for the quarter ended March 31, 1999.


Item 3.   Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended March 31, 1999.


Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 27, 1999. At such meeting, the following matters were addressed, and the related ballots were cast as indicated:

         1.       Election of Directors

                  The following nominees were elected as directors of the Company for a three year term expiring at the Annual Meeting of Shareholders in 2002:

                  Steven K. Breeden;                          Votes for-     1,239,566
                                                              Votes withheld-   16,701

                  Thelma T. Daley;                            Votes for-     1,226,406
                                                              Votes withheld-   29,861

                  Howard S. Klein;                            Votes for-     1,226,327
                                                              Votes withheld-   29,940

                  Leo A. O'Dea;                               Votes for-     1,239,566
                                                              Votes withheld-   16,701

                  The following remaining directors terms of office continue to the next annual meeting of shareholders indicated.

                  Continuing until the 2000 Annual Meeting:

                           Albert R. Counselman
                           John P. Hauswald
                           Samuel D. Miller
                           William C. Rogers, Jr.


                  Continuing until the 2001 Annual Meeting:

                           Dallas R. Arthur
                           C. Edward Hoerichs
                           Allen Quille
                           John Paul Rogers

         2.       Election of Director Emeritus

                  On nomination from the floor, Mr. William McCallister was reelected Director Emeritus of the Company:
                                                     Votes for-     1,256,267
                                                     Votes withheld-        0

         3. Vote to Approve an amendment to the Charter of the Company to reduce the par value of the authorized shares of common stock from $10 per share to $1 per share and to increase the number of authorized shares of common stock from 5,000,000 to 10,000,000:
                                                     Votes for-     1,187,904
                                                     Votes withheld-   68,363

         4. Vote to Approve and Ratify the Acts of Officers & Directors for the past year:
                                                     Votes for-     1,256,267
                                                     Votes withheld-        0

Item 5.           Other Information

There is no information to be reported under this item for the quarter ended March 31, 1999.

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

                                                  Carrollton Bancorp
                                                  ------------------
                                                  (Registrant)



Date    May 11, 1999                              /s/ Dallas R. Arthur
      -------------------                         --------------------
                                                  Dallas R. Arthur
                                                  President and Chief Executive
                                                  Officer


Date    May 11, 1999                              /s/ David L. Costello III
      -------------------                         -------------------------
                                                  David L. Costello III
                                                  Treasurer and Chief Financial
                                                  Officer

                                  EXHIBIT INDEX


                                                                                        Sequentially
Exhibit                                                                                   Numbered
Number                     Description                                                      Page
-------                    -----------------------------                                ------------

11                         Statement Re: Computation of
                                    Per Share Earnings                                        14


27                         Financial Data Schedule                                            15

EXHIBIT 11- Statement Re: Computation of Per Share Earnings

CARROLLTON BANCORP






                               Three Months Ended
                                    March 31
                               ----------------------
                                  1999         1998
                               ----------    ---------
Average Shares
 Outstanding                    1,412,396     1,453,869
                               ----------    ----------
                               ----------    ----------



Net income                     $  507,417    $  479,508

Divide by average
 shares
 outstanding                    1,412,396     1,453,869
                               ----------    ----------
Net income per
  share: basic and
     diluted                        $0.36         $0.33
                               ----------    ----------
                               ----------    ----------