Form 10-Q
period 1999-06-30
CARROLLTON BANCORP
filed 1999-08-11
CIK 859222

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from ...........to...............

                         Commission file number     0-23090
                                                ----------------


                               Carrollton Bancorp
--------------------------------------------------------------------------------
               (Exact name of issuer as specified in its charter)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:     2,818,988 common shares outstanding at July 29, 1999
     ---------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                               Carrollton Bancorp
                                 and Subsidiary


                                                                                     June 30,       December 31,

                                                                                       1999             1998
                                                                                   ------------     ------------
Assets                                                                              (Unaudited)

Cash and due from banks                                                            $ 25,519,453     $ 32,524,320

Federal funds sold                                                                    1,836,062           22,145

Investment securities:

   Available for sale                                                                74,947,850       56,745,748

   Held to maturity                                                                   7,510,715        8,386,910
    (approximate market value of $7,691,532 and $8,737,125)

Loans held for sale                                                                   3,179,792        3,493,960

Loans, less allowance for loan losses of                                            219,464,493      204,919,155
   $2,675,585 and $2,387,732

Bank premises and equipment                                                           7,695,150        6,894,713

Deferred income taxes                                                                   108,642             --

Accrued interest receivable                                                           2,558,055        2,060,746

Other assets                                                                          3,531,120        2,806,292
                                                                                   ------------     ------------
                                                                                   $346,351,332     $317,853,989
                                                                                   ------------     ------------
                                                                                   ------------     ------------

Liabilities and Shareholders' Equity

Deposits

  Noninterest-bearing                                                              $ 38,132,388     $ 37,817,737

  Interest-bearing                                                                  205,019,810      199,161,288
                                                                                   ------------     ------------
    Total deposits                                                                  243,152,198      236,979,025

Federal funds purchased and securities
  sold under agreements to repurchase                                                16,296,587       12,816,453

Advances from the Federal Home Loan Bank                                             53,000,000       35,000,000

Notes payable - U. S. Treasury                                                        1,092,334          414,906

Accrued interest payable                                                                272,069          235,696

Deferred income taxes                                                                      --            426,947

Other liabilities                                                                     2,023,234        1,108,434
                                                                                   ------------     ------------
                                                                                    315,836,422      286,981,461
                                                                                   ------------     ------------
Shareholders' equity

  Common stock, par value $5.00 per share;
   authorized 5,000,000 shares; issued
   and outstanding 2,818,988 and 2,829,488 shares                                    14,094,940       14,147,440

  Surplus                                                                             7,435,840        7,559,137

  Accumulated other comprehensive income                                                350,428        1,201,658

  Retained earnings                                                                   8,633,702        7,964,293
                                                                                   ------------     ------------
                                                                                     30,514,910       30,872,528
                                                                                   ------------     ------------

                                                                                   $346,351,332     $317,853,989
                                                                                   ------------     ------------
                                                                                   ------------     ------------


Note: Balances at December 31, 1998 are derived from audited financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Carrollton Bancorp
                                 and Subsidiary


                                                                  Quarter Ended June 30,         Six Months Ended June 30,
                                                                   1999            1998            1999            1998
                                                               -----------     -----------     -----------     -----------

Interest income

   Interest and Fees on Loans                                  $ 4,260,270     $ 4,085,770     $ 8,285,182     $ 7,834,618

   Interest and Dividends on Securities:

     Taxable interest income                                       620,861         681,710       1,068,256       1,544,939

     Nontaxable interest income                                    317,943         293,251         636,219         576,228

     Dividends                                                      59,891          18,308          77,337          32,630

   Interest on Federal funds sold and
     other interest income                                          53,816          50,778         107,020         101,362
                                                               -----------     -----------     -----------     -----------
     Total interest income                                       5,312,781       5,129,817      10,174,014      10,089,777
                                                               -----------     -----------     -----------     -----------
Interest expense
   Deposits                                                      1,890,632       2,029,622       3,720,296       4,042,606

   Other                                                           554,891         435,643         983,405         753,255
                                                               -----------     -----------     -----------     -----------
    Total interest expense                                       2,445,523       2,465,265       4,703,701       4,795,861
                                                               -----------     -----------     -----------     -----------
     Net interest income                                         2,867,258       2,664,552       5,470,313       5,293,916

Provision for loan losses                                          144,900          90,000         289,800         165,000
                                                               -----------     -----------     -----------     -----------
     Net interest income after provision for loan losses         2,722,358       2,574,552       5,180,513       5,128,916
                                                               -----------     -----------     -----------     -----------
Other operating income

  Service charges on deposit accounts                              328,106         320,638         670,799         646,148

  Brokerage commissions                                            272,624         275,312         512,040         484,032

  Other fees and commissions                                     1,767,802       1,071,979       3,242,223       1,997,043

  Gains on sales of loans                                                0             376         249,940           2,872

  Gains (losses) on security sales                                  35,950         195,995          77,729         284,509
                                                               -----------     -----------     -----------     -----------
    Total other income                                           2,404,482       1,864,300       4,752,731       3,414,604
                                                               -----------     -----------     -----------     -----------
Other expenses

  Salaries                                                       1,296,737       1,306,549       2,743,793       2,565,705

  Employee benefits                                                316,725         296,008         650,056         603,455

  Occupancy                                                        405,503         398,473         851,247         787,230

  Furniture and equipment                                          369,541         304,540         719,712         569,836

  Other operating expenses                                       2,059,337       1,559,101       3,657,983       2,848,030
                                                               -----------     -----------     -----------     -----------
    Total other expenses                                         4,447,843       3,864,671       8,622,791       7,374,256
                                                               -----------     -----------     -----------     -----------
Income before income taxes                                         678,997         574,181       1,310,453       1,169,264

Income taxes                                                       108,107         110,691         232,146         226,267
                                                               -----------     -----------     -----------     -----------
Net income                                                     $   570,890     $   463,490     $ 1,078,307     $   942,997
                                                               -----------     -----------     -----------     -----------
                                                               -----------     -----------     -----------     -----------

Net income per share: basic and diluted                        $      0.20     $      0.16     $      0.38     $      0.32
                                                               -----------     -----------     -----------     -----------
                                                               -----------     -----------     -----------     -----------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               Carrollton Bancorp
                                 and Subsidiary

                                                                                  Six Months Ended June 30,
                                                                                   1999              1998
                                                                               ------------      ------------
Cash flows from operating activities:
 Interest received                                                             $  9,704,242      $ 10,050,585

 Fees and commissions received                                                    4,475,489         2,650,776

 Interest paid                                                                   (4,667,328)       (4,786,901)

 Origination of loans held for sale                                             (18,730,042)

 Sale of loans held for sale                                                     19,229,922

 Gain on sale of loans held for sale                                               (249,940)

 Cash paid to suppliers and employees                                            (8,005,336)       (5,575,766)

 Income taxes paid                                                                  (42,288)         (229,153)
                                                                               ------------      ------------
                                                                                  1,714,719         2,109,541
                                                                               ------------      ------------
Cash Flows from investing activities:
 Proceeds from maturities of securities held to maturity                            870,000         3,408,368

 Proceeds from sales of securities available for sale                             1,794,528         8,870,037

 Proceeds from maturities of securities available for sale                       10,004,025        17,240,991

 Purchases of securities available for sale                                     (31,081,148)      (11,259,975)

 Loans made, net of principal collected                                         (14,759,978)      (26,540,823)

 Purchase of loans                                                                  (10,932)       (4,463,087)

 Purchases of premises and equipment                                             (1,529,794)       (1,433,770)
                                                                               ------------      ------------
                                                                                (34,713,299)      (14,178,259)
                                                                               ------------      ------------
Cash flows from financing activities
 Net (decrease) increase in time deposits                                         5,587,546        (3,869,255)

 Net (decrease) increase in other deposits                                          585,627         1,159,241

 Net increase (decrease) in other borrowed funds                                 22,219,152        18,956,184

 Dividends paid                                                                    (408,898)         (406,785)

 Common stock repurchased                                                          (175,797)         (162,239)
                                                                               ------------      ------------
                                                                                 27,807,630        15,677,146
                                                                               ------------      ------------
Net increase (decrease) in cash and cash equivalents                             (5,190,950)        3,608,428

Cash and cash equivalents at beginning of year                                   32,546,465        25,063,180
                                                                               ------------      ------------
Cash and cash equivalents at June 30                                           $ 27,355,515      $ 28,671,608
                                                                               ------------      ------------
                                                                               ------------      ------------

Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                   $  1,078,307      $    942,997

Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                          289,800           165,000

 Depreciation and amortization                                                      687,770           555,450

 Amortization of premiums and discounts                                              27,537            28,239

 Gain on disposal of securities                                                     (77,729)         (284,509)

(Increase) decrease in
   Accrued interest receivable                                                     (497,309)          (67,431)

   Other assets                                                                    (744,831)         (932,872)

Increase (decrease) in
   Accrued interest payable                                                          36,373             8,960

   Income taxes payable                                                             189,858           141,378

   Other liabilities                                                                724,943         1,552,329
                                                                               ------------      ------------
                                                                               $  1,714,719      $  2,109,541
                                                                               ------------      ------------
                                                                               ------------      ------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                           Period ended June 30, 1999


The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended June 30, 1999 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1999.


Note A -- Comprehensive Income

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on debt securities that will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income for the interim periods:



For the six month periods ended:                                           June 30, 1999           June 30, 1998
--------------------------------                                           -------------           -------------

Net income                                                                 $1,078,307              $  942,997

Other comprehensive income (loss):

  Unrealized holding gains during the period                               (1,309,091)                658,857

  Less: Adjustment for security gains                                         (77,729)               (284,509)
                                                                           ----------              ----------
Other comprehensive income (loss), before tax                              (1,386,820)                373,548

Income taxes on items of comprehensive income                                 535,590                (144,264)
                                                                           ----------              ----------
Other comprehensive income (loss), after tax                                 (851,230)                229,284
                                                                           ----------              ----------
Comprehensive income                                                       $  227,077              $1,172,281
                                                                           ----------              ----------
                                                                           ----------              ----------

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings


Summary

         Carrollton Bancorp's net income for the first half of 1999 was $1,078,000, or $.38 per share as compared to $943,000, or $.32 per share, for the same period of 1998. Net income for the second quarter of 1998 was $571,000, or $.20 per share, as compared to $463,000, or $.16 per share, for the second quarter of 1998. The increase in earnings was due principally to increases in the margin and to growth of fee income.


Net Interest Income

         Net interest income increased for the Company by 3% for the first six months of 1999 as compared to the same period of 1998 because of growth in average loans outstanding and a reduction in funding costs. Total interest income increased 1% for the first six months of 1999 and increased 4% for the second quarter of 1999 as a result of growth in the loan portfolio. Total assets grew by 6% on average for the first half of 1999 as compared to 1998, driven by 14% growth in the average loan portfolio. Average securities declined by 12% as the Company worked to redeploy those invested dollars into loans. The tax equivalent yield on earning assets decreased to 7.64% for the first six months of 1999 as compared to 8.02% for 1998, and was 7.77% in the second quarter of 1999 compared to 8.05% for the same period of 1998. This decrease principally resulted from the 75 basis point decline in the prime rate which occurred in October and November, 1998.

         Total interest expense decreased by 2% in the first half of 1999 as compared to 1998 as a result of a lower interest rate environment. Average interest bearing deposits increased 1% in 1999 compared to 1998, but the cost of those funds decreased from 4.06% to 3.70%. Average borrowed funds increased by 45%, but again the cost of those funds declined from 5.30% for 1998 to 4.77% in 1999. The Company is using borrowings to fund asset growth. The rate of interest expense to interest-bearing liabilities in total decreased to 3.88% in the first half of 1999 as compared to 4.22% for 1998. The rate of interest expense to interest-bearing liabilities for the second quarter of 1999 also decreased to 3.94% compared to 4.24% for the same period in 1998.

         Due to compression of the interest margin, the net yield on average earning assets decreased to 4.25% in the first half of 1999 as compared to 4.34% for the comparable period of 1998.


Provision for Loan Losses

         During the first half of 1999, the provision for loan losses was $290,000 compared to $165,000 for the first half of 1998. The provision was made based on a thorough evaluation of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to .75% at June 30, 1999 from .62% a year earlier. This ratio increased slightly because of increased delinquencies. In addition, growth of the loan portfolio since June, 1998 necessitated an increased provision to maintain a ratio of allowance for loan losses to loans that was prudent.


Non-Interest Income

         For the first six months of 1999, non-interest income, excluding securities and loan sale gains, increased 42% over the same period of 1998. Other fees and commissions increased $1,245,000 principally due to increases in ATM fees and merchant discount income. The growth in the number of ATMs combined with an increase in the pricing of transactions helped boost ATM fee income. Merchant discount income grew as a result of an increase in the number of merchants. Service charges on deposit accounts grew modestly as the number of accounts grew, and the Company's brokerage subsidiary increased commission income as a result of the continued growth in the investment markets.

         Security gains decreased in 1999 from 1998. During 1998, a fund manager restructured an equity portfolio. The fund manager was hired in late 1997.

         Gains on loan sales amounted to $250,000 in the first half of 1999 as the Company continued to build a loan servicing portfolio to provide future servicing income. The Company services loans for others totalling $12,400,000.


Non-Interest Expenses

         Non-interest expenses increased 17% for the first half of 1999 over the same period of 1998. Salaries increased by 7% over 1998 as a result of merit increases, and includes a severance accrual for a reduction in staff. Employee benefits costs increased principally from increases in pension and health benefit costs. Occupancy increased principally due to the cost of leasing space for the increased number of ATM machines deployed. Furniture and equipment costs also increased primarily from growth in the ATM network. Other operating expenses increased from transaction volume growth in the Electronic Banking area, principally ATM and merchant services transactions.


Income Tax Provision

         For the first six months of 1999, the effective tax rate was 17.7% as compared to 19.3% for the same period in 1998. The effective tax rate has declined primarily as a result of the growth of tax free income to total income before taxes. The Company derives federal tax free income from the municipal bond portfolio, and state tax free income from certain agency securities.

Financial Condition

Summary

         Total assets for the Company were $346.4 million at June 30, 1999 as compared to $317.9 million at the end of 1998. Loans increased by 7% while investment securities increased by 27%. In addition, deposits increased by 3% and borrowed funds grew by 46% since December 31, 1998.


Investment Securities

         Investment securities increased $17.3 million or 27% from December 31, 1998 to June 30, 1999. The increase resulted from a decision to accelerate security purchases to replace a shortfall in loan production during the first quarter. Most of the security growth came in the second quarter. In addition, securities were purchased to help provide for liquidity needs for the Year 2000 Change as the end of the year approaches.


Loans

         At June 30, 1999, total loans increased $15.5 million or 7% to $225.3 million from the end of 1998. This growth occurred on top of loan sales of $19.2 million. The Company's loan growth in 1999, before the impact of the loan sales, has been approximately 33% in commercial portfolio loans and 67% in retail loans. Virtually all of the growth has been real estate related, principally in either commercial mortgages or residential mortgages. The mortgage subsidiary, started in late 1997, is the reason for the growth in residential mortgages. The Company has been successful in growing the commercial mortgage portfolio in a very competitive market. The Company has not reduced its underwriting standards in an attempt to originate commercial loans.


Allowance for Loan Losses

         The allowance for loan losses increased $288,000 from December 31, 1998 and amounted to $2.7 million at June 30, 1999. The increase was the result of provisions for loan losses in excess of net charge-offs, and is commensurate with growth in the loan portfolio. The ratio of the allowance to total loans was 1.13% at December 31, 1998 and 1.19% at June 30, 1999. Part of the increase in this ratio relates to the fact the Company experienced net recoveries for the six months ended June, 1999 rather than net charge-offs. The loan portfolio continues to hold a significant percentage of real estate collateralized loans, amounting to 82% at June 30, 1999. The ratio of net loan losses to average loans outstanding decreased to 0% for the first half of 1999 compared to .28% for the year ended December 31, 1998. Charge-offs in 1998 were primarily related to commercial loans. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans decreased to .75% at June 30, 1999 from 1.02% at December 31, 1998. The improvement in this ratio came from a decrease in delinquencies.

Funding Sources

         Total deposits increased by $6.2 million or 3% from the end of 1998 to $243.2 million at June 30, 1999. Interest-bearing accounts increased by $5.9 million while non-interest bearing accounts increased by $0.3 million. The growth in the deposit base over the last few years has caused greater variability in deposit balances which affects comparisons between periods, however, management does not consider this variability to be a negative trend. Deposits for the Company continue to provide a stable source of funds to support assets.

         Other borrowings increased by $22.2 million to $70.4 million at June 30, 1999 from $48.2 million at December 31, 1998. Borrowings for federal funds purchased and securities sold under agreements to repurchase increased to $16.3 million at June 30, 1999 from $12.8 million at the end of 1998. Borrowings from the FHLB increased from $35.0 million at December 31, 1998 to $53.0 million at June 30, 1999. As previously noted, the Company used more wholesale funds to support asset growth than in past years as the growth rate of deposits has slowed.


Capital

         Shareholders' equity decreased by $358,000 or 1% for the first six months of 1999 compared to the end of 1998. This was primarily due to the decrease of $851,000 in accumulated other comprehensive income for the six month period as interest rate increases caused a drop in the market value of investment securities classified as available for sale. Net income for the first half of 1999 was $1,078,000, and dividends paid were $409,000. The Company also reacquired shares on the open market totalling $176,000. Shareholders' equity amounted to 8.8% of total assets at June 30, 1999 compared to 9.7% at December 31, 1998. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios were 13.5% and 14.9%, respectively. Although the risked-based capital ratios were below levels at December 31, 1998 because of asset growth, they still far exceeded regulatory minimums. The Company's leverage ratio was 8.9% at June 30, 1999 and 9.4% at year end 1998.


Liquidity

         As of June 30, 1999, outstanding loan commitments and unused lines of credit for the Company totalled $91.8 million. Management places a high probability for required funding within 1 year on approximately $24.0 million of this total. The remaining amount is mainly unused home equity lines and credit card lines on which management places a low probability for required funding. At June 30, 1999, the Company's liquidity position continues to be adequate. The Company also had additional borrowing capacity of approximately $30 million at June 30, 1999.

         The Company is currently completing its plans for satisfying liquidity requirements for the Year 2000 millennium change, and these actions may reduce liquidity temporarily near the end of 1999.

Interest Rate Risk

         The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. The Company's liability sensitive position at June 30, 1999 as measured by the level of rate sensitive assets to rate sensitive liabilities was slightly more liability sensitive than at December 31, 1998 due to growth in residential mortgages. In theory, a liability sensitive position is favorable in a falling interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Because of interest rate declines in assets that could not be totally passed through as reductions in deposit costs, and due to the greater use of wholesale funds to support asset growth, the margin slipped from previous levels. Management continually seeks methods to reduce its exposure to interest rate shifts.


The Year 2000 Issue

         The following information is provided as a "Year 2000 Readiness Disclosure" in compliance with the Year 2000 Information and Readiness Disclosure Act of 1998. It should be read in conjunction with the information under "The Year 2000 Issue" contained in the 1998 Annual Report to Shareholders.

         The Year 2000 issue relates to computer programs which use only two digits to identify a year in the date field. Unless corrected, these programs could read the year 2000 as the year 1900, and likely would adversely affect any number of calculations that are made using that date field. For financial institutions, this may affect interest calculations on loans and deposits, due dates for loans and maturity dates for deposits. Additional issues surrounding the millennium change relate to liquidity, security, and earnings.

         As of June 30, 1999, the Company is on target with the timetable as described in the 1998 Annual Report to Shareholders. All critical systems have been tested and determined to be Year 2000 compliant. The Company has completed documentation of the business resumption and contingency plan, and management has moved to implement its requirements. Complete readiness under the business resumption and contingency plan is expected by September 30, 1999. The Company has also continued to promote a customer and associate awareness program to provide information about the Company's readiness for the millennium change.

         The Company continues to expect that the worst possible scenario that may occur will be imposed by an outside source. In that event, the Company's business resumption and contingency plan addresses telecommunications and power issues such that each location would have access to all customer information to be able to provide customer service after the millennium date change. This is intended to provide a short term solution to potential operating problems. In addition, backup processing systems and procedures have been developed as part of the plan. Plans addressing concerns over liquidity, security and insurance coverage have also been developed and implemented.

         Total cost estimates of addressing all Year 2000 issues and concerns remain as stated in the 1998 Annual Report to Shareholders.

                           PART II--OTHER INFORMATION


Item 1.  Legal Proceedings

There is no information to be reported under this item for the quarter ended June 30, 1999.


Item 2.  Changes in Securities

There is no information to be reported under this item for the quarter ended June 30, 1999.


Item 3.  Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended June 30, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended June 30, 1999.


Item 5.  Other Information

There is no information to be reported under this item for the quarter ended June 30, 1999.


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

                                                   Carrollton Bancorp
                                                   ------------------
                                                   (Registrant)



Date    8/9/99                                     /s/ Dallas R. Arthur
    -----------------------                        --------------------
                                                   Dallas R. Arthur
                                                   President and Chief Executive
                                                   Officer


Date    8/9/99                                     /s/ David L. Costello III
    -----------------------                        -------------------------
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