Form 10-Q
period 1999-09-30
CARROLLTON BANCORP
filed 1999-11-15
CIK 859222

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from ...........to...............

                         Commission file number 0-23090

                               CARROLLTON BANCORP
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

         Maryland                                           52-1660951
---------------------------------                        -------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)

                                         344 North Charles Street, Suite 300,
                                      ----------------------------------------
Baltimore, Maryland                   (Address of principal executive offices)

                                 (410) 536-4600
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

 ...............................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,810,480 COMMON SHARES OUTSTANDING AT SEPTEMBER 30, 1999

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Carrollton Bancorp
     and Subsidiary

                                                                          September 30   December 31
                                                                             1999           1998
                                                                         ------------   ------------
ASSETS
Cash and due from banks                                                  $ 24,368,340   $ 32,524,320
Federal funds sold                                                            941,766         22,145
Investment securities:
      Available for sale                                                   80,037,977     56,745,748
      Held to maturity                                                      7,007,449      8,386,910
          (approximate market value of $7,052,511;
           $8,737,125; and $8,738,125)
Loans held for sale                                                         3,167,442      3,493,960
Loans, less allowance for loan losses of                                  236,544,785    204,919,155
      $2,781,952; $2,387,732; and $2,361,753
Bank premises and equipment                                                 7,560,228      6,894,713
Deferred income taxes                                                         281,008
Accrued interest receivable                                                 2,687,254      2,060,746
Other assets                                                                2,725,108      2,806,292
                                                                         ------------   ------------

                                                                         $365,321,357    317,853,989
                                                                         ============   ============


LIABILITES AND SHAREHOLDERS' EQUITY
Deposits
      Noninterest bearing                                                  42,286,792     37,817,737
      Interest-bearing                                                    204,173,966    199,161,288
                                                                         ------------   ------------
          Total deposits                                                  246,460,758    236,979,025
Federal funds purchased and securities
      sold under agreement to repurchase                                   18,912,001     12,816,453
Advances from the Federal Home Loan Bank                                   65,000,000     35,000,000
Notes payable - U.S. Treasury                                               1,796,767        414,906
Accrued Interest payable                                                      433,938        235,696
Income taxes payable                                                          384,177        426,947
Other liabilities                                                           1,114,551      1,108,434
                                                                         ------------   ------------
                                                                          334,102,192    286,981,461
                                                                         ------------   ------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share;                                          2,810,480     14,147,440
      authorized 10,000,000 shares; issued and outstanding
      2,810,480; 2,829,488; and 2,846,948
Surplus                                                                    18,558,470      7,559,137
Accumulated other comprehensive income                                         76,482      1,201,658
Retained earnings                                                           9,773,733      7,964,293
                                                                         ------------   ------------
                                                                           31,219,165     30,872,528
                                                                         ------------   ------------

                                                                          365,321,357    317,853,989
                                                                         ============   ============




Note: Balances at December 31, 1998 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Carrollton Bancorp
     and Subsidiary


                                                        Quarter Ended September 30               Nine Months Ended September 30
                                                        1999                   1998                1999           1998
                                                     ..........             ...........         ..........      .........

INTEREST INCOME
     Interest and Fees on Loans                       $ 4,610,409   $ 4,327,870               $12,895,591   $12,162,488
     Interest and Dividends on Securities:
         Taxable interest income                          815,646       577,281                 1,883,902     2,122,218
         Nontaxable interest income                       317,412       310,075                   953,631       886,304
         Dividends                                         39,831        23,749                    99,722        56,379
     Interest on Federal funds sold and
         other interest income                             65,197        55,832                   189,663       157,195
                                                      -----------   -----------               -----------   -----------

         Total interest income                          5,848,495     5,294,807                16,022,509    15,384,584
                                                      -----------   -----------               -----------   -----------

INTEREST EXPENSE
     Deposits                                           1,992,077     2,048,720                 5,712,373     6,091,326
     Other                                                949,835       465,537                 1,933,240     1,218,791
                                                      -----------   -----------               -----------   -----------

         Total interest expense                         2,941,912     2,514,257                 7,645,613     7,310,117
                                                      -----------   -----------               -----------   -----------

            Net interest income                         2,906,583     2,780,550                 8,376,896     8,074,467
Provision for loan losses                                 149,450       315,000                   439,250       480,000
                                                      -----------   -----------               -----------   -----------

Net interest income after provision for loan losses     2,757,133     2,465,550                 7,937,646     7,594,467
                                                      -----------   -----------               -----------   -----------


OTHER OPERATING INCOME
     Service charges on deposit accounts                  334,454       322,043                 1,005,253       968,192
     Brokerage commissions                                283,246       231,570                   795,286       715,601
     Other fees and commissions                         1,708,704     1,258,427                 4,950,927     3,511,972
     Gains on sale of business segment                  1,554,526             0                 1,554,526             0
     Gains on security sales                                7,995     2,063,947                    85,724     2,094,826
     Gains on loan sales                                        0       253,630                   249,940       253,630
                                                      -----------   -----------               -----------   -----------

         Total other income                             3,888,925     4,129,617                 8,641,656     7,544,221
                                                      -----------   -----------               -----------   -----------


OTHER EXPENSES
     Salaries                                           1,380,607     1,365,929                 4,124,400     3,931,634
     Employee benefits                                    332,668       303,146                   982,724       906,602
     Occupency                                            365,576       424,884                 1,216,823     1,212,114
     Furniture and equipment                              386,358       328,498                 1,112,703       898,334
     Other operating expenses                           2,193,208     1,670,772                 5,844,558     4,518,802
                                                      -----------   -----------               -----------   -----------

         Total other expenses                           4,658,417     4,093,229                13,281,208    11,467,486
                                                      -----------   -----------               -----------   -----------

Income before Taxes                                     1,987,641     2,501,938                 3,298,094     3,671,202
Income taxes                                              622,150       844,130                   854,296     1,070,397
                                                      -----------   -----------               -----------   -----------

Net income                                            $ 1,365,491   $ 1,657,808               $ 2,443,798   $ 2,600,805
                                                      ===========   ===========               ===========   ===========


EARNINGS PER COMMON SHARE
Net income - basic and diluted                        $      0.48   $      0.58               $      0.87   $      0.90
                                                      ===========   ===========               ===========   ===========


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
   Carrollton Bancorp
    and Subsidiary

                                                             Nine Months Ended September 30,
                                                                 1999             1998
                                                             -----------      --------------

Cash flows from operating activities
 Interest received                                           $ 15,436,411    $ 15,634,818
 Fees and commissions received                                  7,190,932       4,901,803
 Origination of loans held for sale                           (18,730,042)              0
 Sale of loans held for sale                                   19,229,922               0
 Gain on sale of loans held for sale                             (249,940)              0
 Interest paid                                                 (7,447,371)     (7,324,223)
 Cash paid to suppliers and employees                         (12,789,953)     (9,189,068)
 Income taxes paid                                               (282,774)       (146,225)
                                                             ------------    ------------
                                                                2,357,185       3,877,105
                                                             ------------    ------------
 Cash flows from investing activities
 Proceeds from maturities of securities held to maturity        1,370,000       3,926,155
 Purchases of securities held to maturity                               0        (499,688)
 Proceeds from sales of securities available for sale           2,703,826      10,994,962
 Proceeds from maturities of securities available for sale     11,124,596      25,617,711
 Purchases of securities available for sale                   (38,649,067)    (19,918,103)
 Loans made, net of principal collected                       (25,714,653)    (40,412,229)
 Purchase of loans                                             (4,719,123)     (7,683,806)
 Sale of loans held for sale                                            0      18,951,575
 Purchases of premises and equipment                           (1,788,665)     (1,970,494)
                                                             ------------    ------------
                                                              (55,673,086)    (10,993,917)
                                                             ------------    ------------
Cash flows from financing activities
 Net (decrease) increase in deposits                            9,481,733      (1,076,433)
 Net increase (decrease) in other borrowed funds               37,569,794       9,851,185
 Dividends paid                                                  (634,357)       (615,576)
 Common stock purchase and retirement                            (337,628)     (1,131,832)
                                                             ------------    ------------
                                                               46,079,542       7,027,344
                                                             ------------    ------------
Net increase (decrease) in cash and cash equivalents           (7,236,359)        (89,468)
Cash and cash equivalents at beginning of year                 32,546,465      25,063,180
                                                             ============    ============
Cash and cash equivalents at September 30th                  $ 25,310,106    $ 24,973,712
                                                             ============    ============

Reconciliation of net income to net cash
provided by operating activities
  Net income                                                 $  2,433,798    $  2,600,805
Adjustments to reconcile net income to
net cash provided by operating activities
 Provision for loan losses                                        439,250         480,000
 Depreciation and amortization                                  1,032,507         876,235
 Amortization of premiums and discounts                            40,410          42,786
 Gain on disposal of securities                                   (85,724)     (2,348,456)
 Gain on sale of business unit                                 (1,554,526)              0
(Increase) decrease in
   Accrued interest receivable                                   (626,508)        207,448
   Other assets                                                    78,757        (317,328)
Increase (decrease) in
   Accrued interest payable                                       198,242         (14,106)
   Income taxes payable                                           571,522         924,172
   Other liabilities                                             (170,543)      1,425,549
                                                             ============    ============
                                                             $  2,357,185    $  3,877,105
                                                             ============    ============


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                         Period ended September 30, 1999

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended September 30, 1999 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 1999.

Note A -- Comprehensive Income

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of non-owner changes in equity. For the Company, non-owner equity changes are comprised of unrealized gains or losses on debt securities that will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income for the interim periods:

FOR THE NINE MONTH PERIODS ENDED:                           SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
---------------------------------                           ------------------           ------------------

Net income                                                       $2,443,798              $  2,600,805
Other comprehensive income (loss):

  Unrealized holding gains during the period                     (1,747,407)                524,826
  Less: Adjustment for security gains                               (85,724)               (58,267)
                                                                    --------               --------
Other comprehensive income (loss), before tax                    (1,833,131)                466,559
Income taxes on items of comprehensive income                       707,955                (180,185)
                                                                    -------               ----------
Other comprehensive income (loss), after tax                       (1,125,176)              286,374
                                                                   -----------            ---------
Comprehensive income                                             $1,318,622              $2,887,179
                                                                 ===========             ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings

Summary

    Carrollton Bancorp's net income for the first nine months of 1999 was $2,444,000 or $.87 per share as compared to $2,601,000 or $.90 per share, for the same period of 1998. Net income for the third quarter of 1999 was $1,365,000, or $.48 per share, as compared to $1,658,000, or $.58 per share, for the third quarter of 1998. The decrease in earnings is primarily due to the impact of non-recurring items on the comparable periods.

Net Interest Income

    Net interest income increased for the Company by 4% for the first nine months of 1999 as compared to the same period of 1998 because of growth in average loans outstanding and a reduction in funding costs. Total interest income increased 4% for the first nine months of 1999 and increased 10% for the third quarter of 1999 as a result of growth in the loan portfolio. Total assets grew by 11% on average for the first nine months of 1999 as compared to 1998, driven by 15% growth in the average loan portfolio. The tax equivalent yield on earning assets decreased to 7.43% for the first nine months of 1999 as compared to 7.848% for 1998, and was 7.58% for the third quarter of 1999.

    Total interest expense increased by 4.6% in the nine months of 1999 as compared to 1998 due primarily to increased borrowing levels. Average deposits increased 6% for the first nine months of 1999 compared to 1998 while average borrowed funds increased by 45% compared to the same period in 1998. The Company is using borrowings to fund asset growth.

    Due to compression of the interest margin, the net yield on average earning assets decreased to 3.61% in the first nine months of 1999 as compared to 3.86% for the comparable period of 1998.

Provision for Loan Losses

    During the first nine months of 1999, the provision for loan losses was $439,250 compared to $480,000 for the first nine months of 1998. The provision was made based on a thorough evaluation of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans decreased to .44% at September 30, 1999 from 1.02% at December 31, 1998. In addition, growth of the loan portfolio since September 30, 1998 necessitated maintaining the current provision level to maintain a ratio of allowance for loan losses to loans that was prudent.

Non-Interest Income

    For the first nine months of 1999, non-interest income, excluding non-recurring items, increased 30% over the same period of 1998. Other fees and commissions increased $1,439,000 principally due to increases in ATM fees and merchant discount income. The growth in the number of ATMs combined with an increase in the pricing of transactions helped boost ATM fee income. Merchant discount income grew as a result of an increase in the number of merchants. Service charges on deposit accounts grew modestly as the number of accounts grew, and the Company's brokerage subsidiary increased commission income as a result of the continued growth in the investment markets.

    Security gains decreased in 1999 from 1998. During 1998, a fund manager restructured an equity portfolio.

    Gains on loan sales amounted to $250,000 in the nine months of 1999 as the Company continued to build a loan servicing portfolio to provide future servicing income.

Non-Interest Expenses

    Non-interest expenses increased 16% for the first nine months of 1999 over the same period of 1998. Salaries increased by 5% over 1998 as a result of merit increases, and includes a severance accrual for a reduction in staff. Employee benefits costs increased principally from increases in pension and health benefit costs. Occupancy increased principally due to the cost of leasing space for the increased number of ATM machines deployed. Furniture and equipment costs also increased primarily from growth in the ATM network. Other operating expenses increased from transaction volume growth in the Electronic Banking area, principally ATM and merchant services transactions.

Income Tax Provision

    For the first nine months of 1999, the effective tax rate was 25.9% as compared to 29.2% for the same period in 1998. The effective tax rate has declined primarily as a result of the growth of tax free income to total income before taxes. The Company derives federal tax free income from the municipal bond portfolio, and state tax free income from certain agency securities.


Financial Condition

Summary

    Total assets for the Company were $365.3 million at September 30, 1999 as compared to $317.9 million at the end of 1998. Loans increased by 15% while investment securities increased by 18%. In addition, deposits increased by 4% and borrowed funds grew by 77% since December 31, 1998.

Investment Securities

     Investment securities increased $11.9 million or 18% from December 31, 1998 to September 30, 1999. The increase resulted from a decision to accelerate security purchases to replace a shortfall in loan production during the first quarter. Most of the security growth came in the second quarter. In addition, securities were purchased to help provide for liquidity needs for the Year 2000 Change as the end of the year approaches.


Loans

     At September 30, 1999, total loans increased $31.7 million or 15% to $242.5 million from the end of 1998. This growth occurred on top of loan sales of $19.2 million. Virtually all of the growth has been real estate related, principally in either commercial mortgages or residential mortgages. The mortgage subsidiary, started in late 1997, is the reason for the growth in residential mortgages. The Company has been successful in growing the commercial mortgage portfolio in a very competitive market. The Company has not reduced its underwriting standards in an attempt to originate commercial loans.

Allowance for Loan Losses

     The allowance for loan losses increased $394,000 from December 31, 1998 and amounted to $2.8 million at September 30, 1999. The increase was the result of provisions for loan losses in excess of net charge-offs, and is commensurate with growth in the loan portfolio. The ratio of the allowance to total loans was 1.13% at December 31, 1998 and 1.15% at September 30, 1999. The loan portfolio continues to hold a significant percentage of real estate collateralized loans, amounting to 84% at September 30, 1999. The ratio of net loan losses to average loans outstanding decreased to 0% for the first nine months of 1999 compared to .28% for the year ended December 31, 1998. Charge-offs in 1998 were primarily related to commercial loans. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans decreased to .44% at September 30, 1999 from 1.02% at December 31, 1998. The improvement in this ratio came from a decrease in delinquencies.

Funding Sources

     Total deposits increased by $9.5 million or 4% from the end of 1998 to $246.5 million at September 30, 1999. Interest-bearing accounts increased by $5.0 million while non-interest bearing accounts increased by $4.5 million. The growth in the deposit base over the last few years has caused greater variability in deposit balances which affects comparisons between periods, however, management does not consider this variability to be a negative trend. Deposits for the Company continue to provide a stable source of funds to support assets.

    Other borrowings increased by $37.5 million to $85.7 million at September 30, 1999 from $48.2 million at December 31, 1998. Borrowings for federal funds purchased and securities sold under agreements to repurchase increased to $18.9 million at September 30, 1999 from $12.8 million at the end of 1998. Borrowings from the FHLB increased from $35.0 million at December 31, 1998 to $65.0 million at September 30, 1999. As previously noted, the Company used more wholesale funds to support growth than in past years as the growth rate of deposits has slowed.

Capital

     Shareholders' equity decreased by $356,000 or 1.15% for the first nine months of 1999 compared to the end of 1998. This was primarily due to the decrease of $1,125,000 in accumulated other comprehensive income for the six month period as interest rate increases caused a drop in the market value of investment securities classified as available for sale. Net income for the first nine months of 1999 was $2,444,000, and dividends paid were $634,000. The Company also reacquired shares on the open market totaling $338,000. Shareholders' equity amounted to 8.5% of total assets at September 30, 1999 compared to 9.7% at December 31, 1998. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios were 12.6% and 14.3%, respectively. Although the risk-based capital ratios were below levels at December 31, 1998 because of asset growth, they still far exceeded regulatory minimums. The Company's leverage ratio was 8.6% at September 30, 1999 and 9.4% at year end 1998.

Liquidity

     As of September 30, 1999, outstanding loan commitments and unused lines of credit for the Company totaled $92.2 million. Management places a high profitability for required funding within 1 year on approximately $34.20 million of this total. The remaining amount is mainly unused home equity lines and credit card lines on which management places a low probability for required funding. At September 30, 1999, the Company's liquidity position continues to be adequate. The Company also continues to have additional borrowing capacity sufficient to meet funding needs.

     The Company is currently completing its plans for satisfying liquidity requirements for the Year 2000 millennium change, and these actions may reduce liquidity temporarily near the end of 1999.

Interest Rate Risk

     The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. The Company's liability sensitive position at September 30, 1999 as measured by the level of rate sensitive assets to rate sensitive liabilities continues to increase from December 31, 1998 due to growth in residential mortgages. In theory, a liability sensitive position is favorable in a falling interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Because of interest rate declines in assets that could not be totally passed through as reductions in deposit costs, and due to the greater use of wholesale funds to support asset growth, the margin slipped from previous levels. Management continually seeks methods to reduce its exposure to interest rate shifts.

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

     As of September 30, 1999, the Company is on target with the timetable as described in the 1998 Annual Report to Shareholders. All critical systems have been tested and determined to be Year 2000 compliant. The Company has completed documentation of the business resumption and contingency plan, and management has moved to implement its requirements. Complete readiness under the business resumption and contingency plan is expected prior to December 31, 1999. The Company has also continued to promote a customer and associate awareness program to provide information about the Company's readiness for the millennium change.

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

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

There is no information to be reported under this item for the quarter ended September 30, 1999.

Item 2.  Changes in Securities

There is no information to be reported under this item for the quarter ended September 30, 1999.

Item 3.  Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended September 30, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended September 30, 1999.

Item 5.  Other Information

There is no information to be reported under this item for the quarter ended September 30, 1999.

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

                                         Carrollton Bancorp
                                         ------------------
                                         (Registrant)

Date    11/12/99                         /s/ Dallas R. Arthur
    -------------                        --------------------
                                         Dallas R. Arthur
                                         President and Chief Executive
                                         Officer

Date    11/12/99                         /s/ Randall M. Robey
    -------------                        --------------------
                                         Randall M. Robey
                                         Treasurer and Chief Financial
                                         Officer

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
