Form 10-K405
period 1999-12-31
CARROLLTON BANCORP
filed 2000-03-28
CIK 859222

U.S. SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------

WASHINGTON, D.C. 20549
FORM 10-K
--------------------------------------------------------------------------------

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 1999

Commission file number: 0-23090

                               Carrollton Bancorp
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                          Maryland                                             52-1660951
       ---------------------------------------------          ---------------------------------------------
      (State or Other Jurisdiction of Incorporation or            (I.R.S. Employer Identification No.)
                       Organization)
            344 North Charles Street, Suite 300                                21201-4301
                    Baltimore, Maryland                       ---------------------------------------------
       ---------------------------------------------                           (Zip Code)
          (Address of Principal Executive Offices)
                      (410) 536-4600
       ---------------------------------------------
                (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

                    Title of Each Class                                   Name of Each Exchange
                            None                                           on Which Registered
       ---------------------------------------------                              None
                                                              ---------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
Yes X       No
---


Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. / /
Issuer's revenues for its most recent fiscal year. $33,167,339.

As of February 29, 2000, the aggregate market value of the voting stock held by non-directors and executive officers: $34,185,605.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,771,029 shares as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

PART I
-------------------

ITEM 1: DESCRIPTION OF BUSINESS

 GENERAL. - Carrollton Bancorp (the "Company") is a bank holding company registered as such under the Bank Holding Company Act of 1956, as amended, and was organized on January 11, 1990. Carrollton Bank (the "Bank") is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business.

 SERVICE AREA. - The service area for the Bank is defined principally by geographic area. The Bank's twelve bank branches are located in Baltimore City, Baltimore County, Anne Arundel County, and Carroll County, Maryland. The Bank attracts deposits and generates loan activity throughout this area primarily through its branch network. In addition, the Bank has made loans in Harford County, Howard County and Prince George's County, Maryland, and in southern Pennsylvania. The Bank also has deposit customers who live in Harford County and Howard County, Maryland. The Bank also operates an ATM network of 164 machines in Maryland, Virginia, Pennsylvania, West Virginia, and Delaware, and performs credit card servicing for merchants throughout Maryland. The Bank also sponsors national retailers in various electronic networks operating as regional switches for electronic transactions throughout the country.

 DESCRIPTION OF SERVICES. - The Bank provides a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to consumers and business principals.

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

- Credit and debit card services.

- Merchant credit card deposit servicing.

- Brokerage services for stocks, bonds, mutual funds and annuities.

- A 24-hour ATM Network.

- After-hours depository services.

- Safe deposit boxes.

- Other services, such as direct deposit services, travelers checks and IRA accounts.

 Customer service hours for the Bank are fully competitive with other institutions in the market area. The Bank also acts as a reseller of services purchased from third party vendors for customers requiring services not offered directly by the Bank.

 LENDING ACTIVITIES. - The Bank makes various types of loans to borrowers based on, among other things, an evaluation of the borrowers' net asset value, cash flow, security and indicated ability to repay. Loans to consumers include residential mortgages, home equity loans, home improvement loans, overdraft loans, and installment loans for automobiles, boats and recreational vehicles. The Bank also makes loans secured by deposit accounts and common stocks. The Bank's commercial loan product line includes first mortgage loans, time and demand loans, lines and letters of credit, and asset based financing. The Notes to the Consolidated Financial Statements contained in Part II, Item 8 show the classification by type of loan for the whole portfolio.

 First and second residential mortgage loans, made principally through a subsidiary of the Bank, Carrollton Mortgage Services Inc., ("CMSI") enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a

      loan to value greater then 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. CMSI offers a wide variety of adjustable rate and fixed rate mortgage products. The borrower is required to meet the income and debt criteria consistent with the underwriting standards of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. CMSI also reviews the credit history of each applicant. CMSI offers a community homebuyer program for qualified purchasers whose income is less than or equal to 115% of the median income for the Baltimore Metropolitan Statistical Area. Under this program, CMSI will finance 100% of the purchase price, plus up to $5,000 toward closing costs. The customer must pay their pre-paids out of their own funds, and must have two months cash reserves. The borrower(s) must also obtain homebuyer counseling. While the primary emphasis of this program is first time homebuyer, low to moderate income move-up borrowers may still qualify for the program. It is intended for those homeowners that will not experience a significant gain on the sale of their current residence. They cannot own any other real estate at the time of settlement of the community homebuyer loan. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used. The Bank experienced no losses on residential mortgage loans during 1999, 1998 and 1997. There were no residential mortgage loans delinquent more than 90 days at December 31, 1999. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

 Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance and depending on the rate and program. As with first mortgage residential loans, borrowers are required to meet certain income and debt ratios. The Bank also has a program which will finance up to 125% of the value of the home, subject to stricter income and debt ratios, with a maximum loan amount of $25,000. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property behind the first mortgage, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced net losses on home equity loans during 1999 of $44,000 and net recoveries on home equity loans during 1997 of $12,000. There were no losses or recoveries on home equity loans during 1998. There were approximately $305,000 of home equity loans delinquent more than 90 days at December 31, 1999. There are no discernible delinquency or loss trends relating to home equity loans known to management.

 Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the variability of the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 100% coverage of the business debt service, and to income-producing property to be self-supporting generally with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. First, commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. Second, the repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business depending on the type of business. Therefore, business risk to the Bank's customer is involved. The Bank experienced net losses on commercial mortgage loans in 1998 of $81,000. The Bank did not experience any losses on commercial mortgage loans during 1999 and 1997. There were $193,000 of commercial mortgage loans past due more than 90 days at December 31, 1999. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

 Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank's financing of these types of transactions principally relates to projects for residential housing development and construction. The Bank typically will finance 70% to 75% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan because often the end result is an anticipated future event, the timing of which is not always controllable. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses on construction and land development loans during 1999, 1998 or 1997. There were no construction and land development loans past due more than 90 days at December 31, 1999. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

 Time and demand loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but also may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. Time and demand loans and lines of credit are more risky than secured commercial real estate lending transactions. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate, or the collateral may be used for other purposes if not subject to Uniform Commercial Code filings. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had net losses of $71,000, $236,000 and $24,000 in 1999, 1998 and 1997, respectively. There were
$531,000 of time and demand and line of credit loans delinquent more than 90 days at December 31, 1999. There are no discernible delinquency or loss trends relating to time and demand loans or lines of credit known to management.

 Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. Home improvement loans include those made directly to customers and those made indirectly or originated through an approved home improvement dealer. The Bank makes unsecured home improvement loans to a maximum amount of $12,500, and any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the income-and-debt-ratio requirement helps determine the borrower's current ability to repay the loan. In 1998 and 1997, the Bank had net charge-offs of home improvement loans of approximately $4,000, and $49,000 respectively and net recoveries in 1999 of $5,000. There were no home improvement loans delinquent more than 90 days at December 31, 1999. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

 The remainder of the consumer loan portfolio is composed of installment loans for automobiles, boats and recreational vehicles, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance 85% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had no net losses on automobile loans in 1999, and net losses for 1998 and 1997 of $1,000, and $5,000, respectively. There were no automobile or other vehicle loans past due more than 90 days at December 31, 1999. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

 Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. The line amounts are subject to fairly low limits based on an assessment of the customer's credit history and income and debt ratios. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 1999, 1998 and 1997 were approximately $60,000, $209,000, and $113,000, respectively. There were no overdraft loans and other personal loans past due more than 90 days at December 31, 1999. There are no discernible delinquency or loss trends relating to overdraft lines and other Personal Loans known to management, however, the increased losses for the three year period relate primarily to a higher level of personal bankruptcy filings.

 Loans secured by savings accounts in the Bank and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 100% of balances in savings or certificates of deposit accounts in the Bank. The Bank will advance funds up to 70% of the market value of actively traded stock certificates and bonds or 60% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 1999, 1998 or 1997. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 1999. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

 Reference is also made to Note 4 of the Notes to Consolidated Financial Statements included in this Report for the composition of the loan portfolio by type of loan. This Note will indicate the relative size of the various types of loans to the portfolio in total. Reference is made to the Statistical Disclosures in this Report for an allocation of the allowance for loan losses by type of loan which also indicates management's assessment of the degree of risk that each type of loan carries.

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

 Reference is made to Note 4 of the Notes to Consolidated Financial Statements which contains the amounts of nonaccrual and delinquent loans at December 31, 1999.

 INVESTMENT ACTIVITIES. - The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 20% of total assets, and is invested primarily in U.S. Treasury, U.S. Government Agencies, state and municipal bonds, and mortgage backed securities with maturities varying from 2000 to 2024. Reference is made to Note 3 of the Notes to Consolidated Financial Statements included in this Report and Statistical Disclosures for additional information concerning the investment portfolio.

 DEPOSIT SERVICES. - The Bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Types of deposit accounts available include noninterest bearing demand checking, interest bearing checking (NOW accounts), savings, money market, certificates of deposit, individual retirement accounts, and Christmas Club accounts. These accounts carry varying fee structures depending on the level of services desired by the customer and varying interest rates depending on the balance in the account maintained by the customer. Commercial deposit customers may also choose an overnight investment account which automatically invests excess balances available in demand accounts on a daily basis in repurchase agreements. The Bank's customer base for deposits is primarily retail in nature. The Bank does offer certificates of deposit over $100,000 to its retail and commercial customers. The Bank has used deposit brokers in the past and may do so in the future to meet liquidity needs. The balance of accounts over $100,000 is not significant, and these accounts are offered principally as accommodations to existing customers.

 Reference is also made to Note 8 of the Notes to Consolidated Financial Statements included in this Report for additional information concerning deposits of the Bank.

 BROKERAGE ACTIVITIES. - Carrollton Financial Services, Inc., a subsidiary of the Bank, provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 1999, commission and other income totaled $1,013,251 and income after taxes was $197,374.

 SOURCES OF BUSINESS. - The major focus of the Bank's marketing efforts is both on individual consumers and on small to medium-sized businesses and professionals in the Bank's service area. The Bank's ability to generate deposits, loans and service income is dependent upon the growth of its market and the development and execution of a marketing strategy. Marketing primarily involves the print, television and radio media, and sponsorships of various prominent events in the Bank's market area. Direct mail is used on a sporadic basis, and direct calling on business customers is performed by branch and commercial lending personnel. The Bank's customers also promote the bank through word of mouth referral. In its marketing efforts, the Bank emphasizes the advantages of dealing with a locally-owned institution which provides personalized service and is sensitive to the particular needs of consumers and businesses.

 COMPETITION. - The Bank faces strong competition in all areas of its operations. This competition comes from entities operating in Baltimore City, Baltimore County, Anne Arundel County and Carroll County, and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions. The Bank also competes for deposits with money market funds, mutual funds and corporate and government securities. The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors, including, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable. Some of the Bank's competitors have greater assets and operating capacity than the Bank.

 ASSET MANAGEMENT. - The Bank makes available several types of loan services to its customers as described above, depending on customer needs. Recent emphasis has been made on originating short-term (one year or less), variable rate commercial loans and variable rate home equity lines of credit, with the balance of its funds invested in consumer/installment loans and real estate loans, both commercial and residential. The addition of a mortgage subsidiary in late 1997 resulted in growth in residential mortgage lending during 1998 and 1999; due to the company's liability sensitive position in an increasing rate environment a decision to place the mortgage subsidiary in an inactive status has been made. In addition, a portion of the Bank's assets is invested in high-grade securities and other investments in order to provide income, liquidity and safety. Such investments include U.S. government and U.S. government agency securities, mortgage-backed securities and collateralized mortgage obligations, as well as advances of federal funds to other member banks of the Federal Reserve System. Subject to the effects of taxes, the Bank also invests in tax-exempt state and municipal securities with a minimum rating of "A" by a recognized ratings agency. The Bank's primary source of funds is customer deposits. Increased usage of wholesale funding sources over the past two years has been necessary to support growth in the loan portfolio.

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

 EMPLOYEES. - As of December 31, 1999, the Bank and its subsidiaries had 155 full time equivalent employees, 44 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management does not anticipate any inordinate difficulty in recruiting and training such additional officers and employees as it may need in the future. Management believes that relations with its employees are good.

SUPERVISION AND REGULATION

 SUPERVISION AND REGULATION OF THE COMPANY. - As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA is administered by the Board of Governors of the Federal Reserve System (the "Board of Governors"), and the Company is required to file with the Board of Governors such reports and information as may be required pursuant to the BHCA. The Board of Governors also may examine the Corporation and any of its nonbank subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Board of Governors before: (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than five percent of the voting shares of such bank; or
(iii) it merges or consolidates with any other bank holding company.

 Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. A major exception to this prohibition is for activities the Board of Governors finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Board of Governors has determined by regulation to be properly incident to the business of a bank holding company are: making or servicing loans and certain types of leases; engaging in certain investment advisory and discount brokerage activities; performing certain data processing services; acting in certain circumstances as a fiduciary or as an investment or financial advisor; ownership of certain types of savings associations; engaging in certain insurance activities; and making investments in certain corporations or projects designed primarily to promote community welfare.

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

 The Company is an "affiliate" of the Bank under the Federal Reserve Act, which imposes certain restrictions on: (i) loans by the Bank to the Company;
(ii) investments in the stock or securities of theCompany; and (iii) the Bank taking stock or securities of the Company as collateral for loans by it to a borrower. See "Transactions with Affiliates" below.

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

 SUPERVISION AND REGULATION OF THE BANK. - The Bank is the only direct subsidiary of the Company. The Bank operates as a banking institution incorporated under the laws of the State of Maryland and is subject to examination by the Commissioner. The Bank is not a member of the Federal Reserve System (an "insured nonmember bank") and as such, its primary federal regulator is the Federal Deposit Insurance Corporation (the "FDIC"). Deposits in the Bank are insured by the FDIC. The Commissioner and the FDIC regulate or monitor all areas of the Bank's operations, including reserves, loans, loans to directors, officers or principal shareholders, loans to one borrower, capital, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records.

 EXAMINATIONS. - Pursuant to FDICIA, and subsequent amendments thereto, examinations of insured nonmember banks having assets of $250,000,000 or more must be conducted no less frequently than every 12 months, and examinations of insured nonmember banks having assets of less than $250,000 must be conducted no less frequently than every 18 months. The Bank is subject to assessments by the FDIC to cover the costs of such examinations. As a result of such examinations, the FDIC may revalue assets of the Bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

 SAFETY AND SOUNDNESS. - The FDIC is authorized to promulgate regulations to ensure the safe and sound operations of insured nonmember banks and may impose various requirements and restrictions on the activities of insured nonmember banks. Additionally, under FDICIA, the FDIC was required to prescribe safety and soundness regulations no later than December 1, 1993 relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure;
(v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders.

 LOANS AND DEPOSIT PRODUCTS. - Interest and certain other charges collected or contracted for by the Bank are subject to state usury and consumer protection laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the Truth-in-Lending Act (governing disclosures of credit terms to consumer borrowers), the Equal Credit Opportunity Act (prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit), the Fair Credit Reporting Act (governing the use of information from and provision of information to credit reporting agencies and others), the Fair Debt Collection Practices Act (governing the manner in which consumer debts may be collected), and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The deposit operations of the Bank also are subject to the Electronic Funds Transfer Act (governing automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services), the Truth-in-Savings Act (governing disclosures of terms applicable to deposit accounts), the Expedited Funds Availability Act (governing the availability of certain funds deposited into transaction accounts), and the rules and regulations of the Board of Governors implementing such acts.

 Pursuant to FDICIA, the FDIC has adopted regulations prescribing standards for extensions of credit by insured nonmember banks secured by liens on orinterests in real estate and made for the purpose of financing the construction of a building or other improvements to real estate. The FDIC regulations require insured nonmember banks to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the bank. These policies must include loan portfolio diversification standards, prudent underwriting standards (including clear and measurable loan-to-value limits), loan administration procedures, and documentation, approval and reporting requirements to monitor compliance with the policies. Finally, the regulations require insured nonmember banks to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriately based on current market conditions.

 CAPITAL REQUIREMENTS. - Under regulations promulgated by the FDIC, insured nonmember banks currently are required to maintain "core" or "tier 1" capital of at least 3% of total assets (the "Leverage Ratio"). For all but the most highly rated banks, the minimum Leverage Ratio requirement will be 4% to 5% of total assets. Tier 1 capital consists of: (i) common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries; (ii) minus intangible assets (other than certain purchased mortgage and credit card servicing rights); (iii) minus certain losses, and minus investments in certain securities subsidiaries.

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

 PROMPT CORRECTIVE ACTION. - Under FDIC regulations, any insured nonmember bank that receives notice from the FDIC that it is undercapitalized, significantly undercapitalized or critically undercapitalized must file a capital restoration plan with the FDIC addressing, among other things, the manner in which the bank will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulation adopted by the FDIC, an institution will be considered: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a Leverage Ratio of 5% or greater (provided the institution is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a Leverage Ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio of less than 8%, or a tier 1 risk-based capital ratio of less than 4%, or a Leverage Ratio of less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 3%, or a Leverage Ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulation also permits the FDIC to determine that an institution should be placed in a lower category based on the existence of an unsafe and unsound condition or on other information, such as the institution's examination report, after written notice.

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

 HOLDING COMPANY GUARANTY. - FDICIA and the regulations promulgated by the FDIC pursuant thereto also require any company that has control of an "undercapitalized" insured nonmember bank, in conjunction with the submission of a capital restoration plan by the bank, to guarantee that the bank will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of: (i) 5% of the bank's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the bank into capital compliance at the time the bank fails to comply with the terms of its capital plan.

 BROKERED AND OTHER DEPOSITS. - Under applicable FDIC regulations, only well-capitalized depository institutions may solicit, accept, renew or roll over any brokered deposit. Adequately-capitalized depository institutions may accept, renew or roll over brokered deposits only after obtaining a waiver from the FDIC. Adequately-capitalized institutions are subject to limits on rates of interest they may pay on brokered deposits. Undercapitalized institutions are subject to limits on rates of interest they may pay on deposits in general.

 LIMITATION ON BANK ACTIVITIES. - The scope of activities in which an insured nonmember bank may engage and the permissible investments which an insured nonmember bank may make are subject to federal and Maryland law. Further, pursuant to

FDICIA and the regulations of the FDIC promulgated pursuant thereto, an insured nonmember bank may engage only in those activities, and make only those investments, as are permissible for national banks. National banks generally are permitted to engage in certain enumerated banking functions and all such activities as are incidental thereto. Further, national banks, and as a result of FDICIA, insured nonmember banks are severely limited as to the types of debt and equity securities in which such banks may invest.

 TRANSACTIONS WITH AFFILIATES. - Transactions engaged in by an insured nonmember bank or one of its subsidiaries with affiliates of such bank are subject to the affiliate transactions restrictions contained in Section 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions apply to transactions engaged in by a Federal Reserve System member bank or one of its subsidiaries with affiliates of that member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, or at least as favorable to the member bank or the subsidiary, as the terms that would apply, or would be offered in, a comparable transaction with an unaffiliated party.

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

 REGULATORY RESTRICTIONS ON THE PAYMENT OF DIVIDENDS BY THE BANK TO THE
COMPANY. - FDICIA restricts the ability of federally-insured banks to pay any dividend (other than a dividend in the form of additional shares, or options to purchase additional shares, of the bank) if, after paying the dividend, the bank would be undercapitalized.

 COMMUNITY REINVESTMENT. - The Community Reinvestment Act (the "CRA") and the regulations of the FDIC promulgated pursuant thereto require each insured nonmember bank to delineate its local community, adopt a CRA statement listing the local community and the types of credit the bank is prepared to extend in that community and to make its CRA statement available for public inspection. The FDIC periodically evaluates performance and compliance with the CRA statement. The failure to adequately perform community reinvestment activities could result in the denial of applications to acquire banking and non-banking institutions, establish branches, obtain deposit insurance for newly-chartered banks, or to relocate the main office or a branch office of a bank.

 INSURANCE OF DEPOSITS. - The Bank's deposits are insured by the FDIC through the Bank Insurance Fund (the "BIF") up to a maximum of $100,000 for each insured depositor. The insurance premium payable by each BIF member is based on the institution's assessment base (generally total deposit accounts subject to certain adjustments). The premiums are paid in quarterly assessments. The FDIC promulgated regulations establishing a risk-based assessment system commencing in 1993.

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

 INCOME TAXES. - The Company and its subsidiaries are required to file annual income tax returns with both the Internal Revenue Service (the "IRS") and the taxing authorities in any state in which they are qualified to do business. Because the Bank is under $500 million in asset size, it is permitted to use the reserve method of tax accounting for determining bad debt deductions for income tax purposes. At December 31, 1999, the Bank had a tax bad debt reserve of $608,000 and a book bad debt reserve of $2.8 million. The Bank has provided a deferred tax asset on its books for the difference between its tax and book bad debt reserves. If the Bank were to grow to a size of $500 million or greater, it would be required to recapture its tax bad debt reserve over a four year period and pay taxes on that amount. For financial accounting purposes, the payment of these taxes would be offset by an increase in the deferred tax asset related to the difference between tax and book bad debt reserves, potentially subject to a total deferred tax asset limitation based on reasonable recovery under current accounting literature.

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

 SECURITIES LAWS. - The Company and certain of its directors, officers and shareholders are subject to the Securities Act of 1934 and a broad range of both federal and state securities laws including, by way of example, the obligation to file annual, quarterly and other periodic reports with the appropriate authorities, soliciting proxies and conducting shareholders' meetings in accordance with the 1934 Act's proxy rules, and complying with the reporting and "short-swing" profit recovery provisions imposed by 1934 Act Section 16.

 MONETARY POLICIES. - Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and other borrowings and the interest received by the bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings. Consequently, the earnings growth of the Bank is influenced by economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means, including open market transactions in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted, although this instrument of monetary policy may cause volatile fluctuations in short term interest rates, and it can have a direct, adverse effect on the operating results of financial institutions generally. Consequently, Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

 During the last several years, federal legislation and actions by various federal regulatory authorities have significantly increased the competition among commercial banks, savings and loan associations, savings bank, and other financial institutions through, among other things, the elimination of virtually all rate ceilings on interest-bearing deposits.

ITEM 2: DESCRIPTION OF PROPERTY

 Both the Bank's main branch and certain of the Company's executive and administrative offices are located in the Bank's headquarters building which it owns in downtown Baltimore, Maryland. The Bank owns buildings for three of its other branch office locations as well. The Bank leases space for the remaining eight branches, and for its operations center which primarily houses support functions. Current lease terms expire in 2000 through 2014 and contain renewal options ranging from 5 to 20 years.

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

PART II
-------------------

ITEM 5: MARKET FOR COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

TRADING AND DIVIDENDS

 As of December 31, 1999, there were approximately 528 shareholders of record of the Company. Since May 1994, the Company's Common Stock has traded on the NASDAQ National Market Tier of The NASDAQ Stock Market under the symbol "CRRB". Currently, there are two broker-dealers who make a market in the Common Stock.

 The table below sets forth the high and low sales price for each quarter in the last two years, and cash dividends paid per share, adjusted to reflect the effect of the 2 for 1 stock split declared in May, 1999 and a 5% stock dividend declared by the Company in January, 1998.

                                                                                                            CASH
                                                                                                          DIVIDENDS
                                                                                                            PAID
PERIOD                                                                  PRICE PER SHARE                   PER SHARE
                                                         --------------------------------------      ----------------
                                                                1999                  1998            1999       1998
                                                            High        Low       High       Low
                                                            ----        ---       ----       ---
1st Quarter                                              $  18.00   $  16.25   $  18.75   $ 16.665   $  .0725   $    .07
2nd Quarter                                                 18.00     16.125      19.50     17.625      .0725        .07
3rd Quarter                                                 19.25      17.25     19.125      16.25      .08          .07
4th Quarter                                                 18.00      14.25     17.155      16.25      .0825       .075

ITEM 6: SELECTED FINANCIAL DATA

 The following statistical information should be read in conjunction with the Audited Consolidated Financial Statements contained in Section F of this document and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following statistical information contained herein is presented to help the reader gain additional insight to information and discussion presented in the Audited Consolidated Financial Statements and in Management's Discussion and Analysis.

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

ITEM 6A: DISTRIBUTION OF ASSETS,
LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES, INTEREST AND YIELDS

 The following chart contains average balance sheet information for 1999, 1998 and 1997, and indicates the related interest income or expense and calculated yield. Non-accruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on non-accrual loans is included in the interest income column.

1999 AVERAGE BALANCES, INTEREST, AND YIELDS

                                                                                1999

                                                              Average balance    Interest      Yield
-----------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold                                             $  1,828,582     $   100,572     5.50%

Investment securities
U.S. Treasury                                                     1,566,850          97,391     6.22
U.S. Government agency                                           33,942,948       2,264,792     6.67
State and municipal                                              25,626,795       1,807,008     7.05
Mortgage-backed securities                                        7,944,031         498,237     6.27
Other                                                             6,397,245         311,266     4.87
                                                               ------------     -----------    -----
                                                                 75,477,869       4,978,694     6.60
                                                               ------------     -----------    -----
Loans
Demand and time                                                  20,660,078       2,518,184    12.19
Residential mortgage                                            151,981,178      10,618,154     6.99
Commercial mortgage and construction                             42,649,999       3,851,809     9.03
Installment and credit card                                       6,965,809         672,279     9.65
Lease financing                                                   2,333,351         334,229    14.32
                                                               ------------     -----------    -----
                                                                224,590,415      17,994,655     8.01
                                                               ------------     -----------    -----
Total interest-earning assets                                   301,896,866      23,073,921     7.64
Non-interest-bearing cash                                        22,658,844
Premises and equipment                                            7,709,859
Other assets                                                      5,084,922
Allowance for loan losses                                        (2,633,176)
Unrealized gains on available for sale securities                   978,015
                                                               ------------     -----------
                                                               $335,695,330     $23,073,921
                                                               ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing deposits
Savings and NOW                                                $ 75,424,807     $ 1,488,646     1.97%
Money market                                                     52,409,615       2,164,581     4.13
Other time                                                       78,044,054       4,331,174     5.55
                                                               ------------     -----------    -----
                                                                205,878,476       7,984,401     3.88
Borrowed funds                                                   58,298,888       2,969,248     5.09
                                                               ------------     -----------    -----
                                                                264,177,364      10,953,649     4.15
Non-interest-bearing deposits                                    38,549,704
Other liabilities                                                 1,873,242
Shareholders' equity                                             31,095,020
                                                               ------------     -----------
Total liabilities and equity                                   $335,695,330     $10,953,649
                                                               ============     ===========
NET YIELD ON INTEREST-EARNING ASSETS                           $301,896,866     $12,120,272     4.01%
                                                               ============     ===========    =====

INTEREST ON INVESTMENTS AND LOANS IS PRESENTED ON A FULLY TAXABLE EQUIVALENT BASIS, USING REGULAR INCOME TAX RATES.

1998 AVERAGE BALANCES, INTEREST, AND YIELDS

                                                                                1998

                                                              Average balance    Interest      Yield
-----------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold                                             $  1,762,230     $   115,545     6.56%

Investment securities
U.S. Treasury                                                     1,963,488         134,260     6.84
U.S. Government agency                                           24,681,036       1,678,398     6.80
State and municipal                                              24,570,127       1,755,723     7.15
Mortgage-backed securities                                       14,277,000         915,588     6.41
Other                                                             4,838,476         268,689     5.55
                                                               ------------     -----------     ----
                                                                 70,330,127       4,752,658     6.76
                                                               ------------     -----------     ----
Loans
Demand and time                                                  26,357,879       2,610,069     9.90
Residential mortgage                                            114,356,278       8,907,738     7.79
Commercial mortgage and construction                             37,011,680       3,518,657     9.51
Installment and credit card                                       9,718,837         906,869     9.33
Lease financing                                                   3,764,111         311,465     8.27
                                                               ------------     -----------     ----
                                                                191,208,785      16,254,798     8.50
                                                               ------------     -----------     ----
Total interest-earning assets                                   263,301,142      21,123,001     8.02
Non-interest-bearing cash                                        22,365,140
Premises and equipment                                            6,816,953
Other assets                                                      5,029,286
Allowance for loan losses                                        (2,250,497)
Unrealized gains on available for sale securities                 1,669,556
                                                               ------------     -----------
                                                               $296,931,580     $21,123,001
                                                               ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing deposits
Savings and NOW                                                $ 73,497,430     $ 1,566,593     2.13%
Money market                                                     55,545,497       2,404,556     4.33
Other time                                                       69,855,240       3,950,261     5.65
                                                               ------------     -----------     ----
                                                                198,898,167       7,921,410     3.98
Borrowed funds                                                   32,087,248       1,675,313     5.22
                                                               ------------     -----------     ----
                                                                230,985,415       9,596,723     4.15
Non-interest-bearing deposits                                    32,968,381
Other liabilities                                                 2,339,801
Shareholders' equity                                             30,637,983
                                                               ------------     -----------
  Total liabilities and equity                                 $296,931,580     $ 9,596,723
                                                               ============     ===========
NET YIELD ON INTEREST-EARNING ASSETS                           $263,301,142     $11,526,278     4.38%
                                                               ============     ===========     ====

INTEREST ON INVESTMENTS AND LOANS IS PRESENTED ON A FULLY TAXABLE EQUIVALENT BASIS, USING REGULAR INCOME TAX RATES.

1997 AVERAGE BALANCES, INTEREST, AND YIELDS


                                                                                1997

                                                              Average balance    Interest      Yield
-----------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold                                            $  2,879,315   $   158,874     5.52%
Interest-bearing deposits                                                -             -        -

Investment securities
U.S. Treasury                                                    3,664,192       255,452     6.97
U.S. Government agency                                          36,833,642     2,534,690     6.88
State and municipal                                             21,046,244     1,515,037     7.20
Mortgage-backed securities                                      22,295,487     1,462,834     6.56
Other                                                            4,123,865       259,251     6.29
                                                              ------------   -----------    -----
                                                                87,963,430     6,027,264     6.85
                                                              ------------   -----------    -----
Loans
Demand and time                                                 29,086,133     2,969,332    10.21
Mortgage and construction                                      117,434,568     9,936,247     8.46
Installment and credit card                                     12,678,653     1,163,251     9.17
                                                              ------------   -----------    -----
                                                               159,199,354    14,068,830     8.84
                                                              ------------   -----------    -----
Total interest-earning assets                                  250,042,099    20,254,968     8.10
Non-interest-bearing cash                                       17,516,297
Premises and equipment                                           5,400,850
Other assets                                                     4,387,500
Allowance for loan losses                                       (2,289,402)
Unrealized gains on available for sale securities                  509,357
                                                              ------------   -----------
Total assets                                                  $275,566,701   $20,254,968
                                                              ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing deposits
Savings and NOW                                               $ 71,913,572   $ 1,632,158     2.27%
Money market                                                    58,261,504     2,580,236     4.43
Other time                                                      68,450,581     3,915,808     5.72
                                                              ------------   -----------    -----
                                                               198,625,657     8,128,202     4.09
Borrowed funds                                                  16,221,009       847,610     5.23
                                                              ------------   -----------    -----
                                                               214,846,666     8,975,812     4.18
Non-interest-bearing deposits                                   30,438,957
Other liabilities                                                1,321,627
Shareholders' equity                                            28,959,451
                                                              ------------   -----------
Total liabilities and equity                                  $275,566,701   $ 8,975,812
                                                              ============   ===========
NET YIELD ON INTEREST-EARNING ASSETS                          $250,042,099   $11,279,156     4.51%
                                                              ============   ===========    =====

INTEREST ON INVESTMENTS AND LOANS IS PRESENTED ON A FULLY TAXABLE EQUIVALENT BASIS, USING REGULAR INCOME TAX RATES.

RATE AND VOLUME VARIANCE

The following chart shows the changes in interest income and interest expense for the last two years resulting from changes in volume and changes in rates.

                                                1999 Compared to 1998                    1998 Compared to 1997
                                              CHANGE DUE TO VARIANCE IN                CHANGE DUE TO VARIANCE IN
INTEREST EARNED ON
Federal funds sold                          (19,324)  $    4,351      (14,973)  $    18,309      $(61,638)     $(43,329)

INVESTMENT SECURITIES
U.S. Treasury                                (9,748)     (27,121)     (36,869)       (2,626)     (118,566)     (121,192)
U.S. Government agency                      (43,449)     629,843      586,394       (20,016)     (836,276)     (856,292)
State and municipal                         (24,222)      75,507       51,285       (12,985)      253,671       240,686
Mortgage backed securities                  (11,216)    (406,135)    (417,351)      (21,143)     (526,103)     (547,246)
Other                                       (43,984)      86,561       42,577       (35,487)       44,925         9,438
                                         ----------   ----------   ----------   -----------   -----------   -----------
                                           (132,619)     358,655      226,036       (92,257)   (1,182,349)   (1,274,606)
                                         ----------   ----------   ----------   -----------   -----------   -----------

LOANS
Demand and time                             472,335     (564,220)     (91,885)     (158,710)      110,209       (48,501)
Residential mortgage                     (1,220,361)   2,930,777    1,710,416      (184,754)    2,552,026     2,367,272
Commercial mortgage and construction       (202,876)     536,028      333,152       (54,424)      177,300       122,876
Installment and credit card                  22,296     (256,886)    (234,590)       15,178      (271,560)     (256,382)
Lease financing                             141,154     (118,390)      22,764         1,797        (1,094)          703
                                         ----------   ----------   ----------   -----------   -----------   -----------
                                           (787,452)   2,527,309    1,739,857      (380,913)    2,566,881     2,185,968
                                         ----------   ----------   ----------   -----------   -----------   -----------

TOTAL INTEREST EARNED                      (939,394)   2,890,314    1,950,920      (454,861)    1,322,894       868,033
                                         ----------   ----------   ----------   -----------   -----------   -----------

INTEREST EXPENSE ON
Deposits
Savings and NOW                            (119,029)      41,082      (77,947)     (101,512)       35,947       (65,565)
Money market                               (104,223)    (135,752)    (239,975)      (55,396)     (120,284)     (175,680)
Other time                                  (82,158)     463,071      380,913       (45,902)       80,355        34,453
BORROWED FUNDS                              (74,606)   1,368,541    1,293,935        (1,369)      829,072       827,703
                                         ----------   ----------   ----------   -----------   -----------   -----------

TOTAL INTEREST EXPENSE                     (380,016)   1,736,942    1,356,926      (204,179)      825,090       620,911
                                         ----------   ----------   ----------   -----------   -----------   -----------

NET INTEREST INCOME                      $ (559,378)  $1,153,372   $  593,994   $  (250,682)  $   497,804   $   247,122
                                         ==========   ==========   ==========   ===========   ===========   ===========

INTEREST ON INVESTMENTS AND LOANS IS PRESENTED ON A FULLY TAXABLE EQUIVALENT BASIS. THE CHANGE IN RATE/VOLUME HAS BEEN ALLOCATED WHOLLY TO THE CHANGE IN RATES FOR BOTH YEARS PRESENTED.

ITEM 6B: INVESTMENT PORTFOLIO

AMORTIZED COST OF INVESTMENTS

 Reference is made to Note 3 of Notes to Consolidated Financial Statements for the amortized cost of investments at the end of 1999 and 1998. The carrying value of investments at the end of 1997 was as follows:

AVAILABLE FOR SALE
U.S. Government agency                                             $ 29,934,441
Mortgage backed securities                                           20,641,120
State and municipal                                                  16,004,310
Federal Home Loan Bank Stock                                          1,448,200
Equity securities                                                     3,753,952
                                                                   ------------
                                                                   $ 71,782,023
                                                                   ============
HELD TO MATURITY
U.S. Treasury                                                      $  2,798,169
U.S. Government agency                                                1,499,990
Mortgage backed securities                                              426,155
State and municipal                                                   7,051,291
Foreign bonds                                                            50,000
                                                                   ------------
                                                                   $ 11,825,605
                                                                   ============

--------------------------
Note: Investments classified as available for sale are carried at market value whereas investments classified as held to maturity are carried at amortized cost.

MATURITY AND WEIGHTED AVERAGE YIELDS

 The following charts show the maturity distribution for amortized cost and weighted average yields of debt securities in the Company's investment portfolio at December 31, 1999. Separate charts are presented for securities classified as available for sale and held to maturity. Because the amortized cost is shown and not market value, the totals of the available for sale securities will not agree with the amount shown on the Consolidated Balance Sheet for 1999 in Part II,
Item 8.

MATURITY DISTRIBUTION--AMORTIZED COST

                                                                          AVAILABLE FOR SALE
                                                                       1 TO 5        5 TO 10
DESCRIPTION                                               < 1 YEAR      YEARS         YEARS       > 10 YEARS

U.S. Treasury                                             $500,150   $   799,628   $         --   $        --

U.S. Government agency                                          --    14,401,134     25,893,394             --
Mortgage backed securities (1)                                  --     1,082,577        292,947      4,979,590
State and municipal                                        254,184     4,519,485      8,204,436      8,798,986
                                                          --------   -----------   -----------    -----------
                                                          $754,334   $20,802,824   $34,390,777    $13,778,576
                                                          ========   ===========   ===========    ===========

                                                                           HELD TO MATURITY
                                                                       1 TO 5        5 TO 10
DESCRIPTION                                               < 1 YEAR      YEARS         YEARS       > 10 YEARS
                                                          --------     -------       -------      ----------

U.S. Treasury                                             $     --   $        --   $         --   $        --
U.S. Government Agency                                        --             --             --             --
Mortgage backed securities (1)                                --             --             --             --
State and municipal                                           --             --             --             --
Foreign                                                       --         50,000             --             --
                                                            ----     -----------   -----------    -----------
                                                            $ --     $   50,000    $        --    $        --
                                                            ====     ===========   ===========    ===========

------------------------------

(1) Mortgage backed securities are included in the maturity distribution table based on the average life of the security using anticipated prepayment rates.

WEIGHTED AVERAGE YIELD

                                                                          AVAILABLE FOR SALE
                                                                       1 TO 5        5 TO 10
DESCRIPTION                                               < 1 YEAR      YEARS         YEARS       > 10 YEARS
                                                          --------     ------        -------      ----------
U.S. Treasury                                                5.33%         5.99%            --             --
U.S. Government agency                                         --          6.15%          6.10%
Mortgage backed securities                                     --          6.16%          6.06%          6.47%
State and municipal (1)                                      8.42          6.08%          7.44%          7.18%
                                                          --------   -----------   -----------    -----------
                                                             6.37%         6.13%          6.42%          6.93%
                                                          ========   ===========   ===========    ===========

                                                                           HELD TO MATURITY
                                                                       1 TO 5        5 TO 10
DESCRIPTION                                               < 1 YEAR      YEARS         YEARS       > 10 YEARS
                                                          --------     ------        -------      ----------
U.S. Treasury                                                   --            --             --            --
U.S. Government Agency                                        --             --             --             --
Mortgage backed securities                                    --             --             --             --
State and municipal (1)                                       --             --             --             --
Foreign                                                       --            5.5%            --             --
                                                            ----     -----------   -----------    -----------
                                                              --            5.5%            --             --%
                                                            ====     ===========   ===========    ===========

------------------------------

(1) Yields on state and municipal obligations are computed on a tax equivalent basis using a 34% federal income tax rate.

 There are no securities of any issuer in the investment portfolio which exceeds ten percent of shareholders' equity.

ITEM 6C: LOAN PORTFOLIO

CLASSIFICATION OF LOANS

 Reference is made to Note 4 of Notes to Consolidated Financial Statements for the classification of loans at the end of 1999 and 1998. In addition to that information, the following information concerning loans is presented.

--------------------------------------------------------------------------------

                                                                   1997           1996           1995
                                                                   ----           ----           ----
Real Estate:
  Residential                                                 $ 97,681,753   $ 82,576,975   $ 70,754,025
  Commercial                                                    34,247,855     30,761,597     29,019,857
  Construction & land development                                1,862,298      1,942,861      2,904,008
Demand and time                                                 22,586,144     19,937,561     18,718,070
Installment & credit card                                       10,583,871     13,410,083     15,041,537
Lease financing                                                  3,872,327      3,365,075             --
                                                              ------------   ------------   ------------
                                                               170,834,248    151,994,152    136,437,497
Allowance for loan losses                                        2,302,981      2,241,148      2,243,472
                                                              ------------   ------------   ------------
Loans, net                                                    $168,531,267   $149,753,004   $134,194,025
                                                              ============   ============   ============

MATURITIES AND INTEREST RATE SENSITIVITIES

 The maturities and sensitivities to changes in interest rates for commercial demand and time loans and real estate--construction loans at December 31, 1999 is presented below:

                                                                         CONTRACTUALLY DUE

                                                                            AFTER ONE YEAR
                                                           ONE YEAR OR       THROUGH FIVE
                                                              LESS              YEARS            AFTER FIVE YEARS
                                                                           Variable      Fixed    Variable     Fixed
Construction and land development                          $ 1,741,078          --         --         --         --
Commercial demand and time                                 $10,454,880          --         --         --         --


RISK ELEMENTS

 Reference is made to Note 4 of Notes to Consolidated Financial Statements for nonaccrual, past due and restructured loans at the end of 1999, 1998 and 1997. In addition to that information, the following information concerning risk elements is presented.

--------------------------------------------------------------------------------

                                                                1996        1995
                                                                ----        ----
Nonaccrual                                                    $ 84,312   $  447,073
Restructured                                                   812,072      834,341
                                                              --------   ----------
                                                              $896,384   $1,281,414
                                                              ========   ==========
Accruing loans past due more than 90 days                     $ 62,988   $  121,893
                                                              ========   ==========

 There are no other interest-bearing assets that would be required to be reported under this section if such assets were loans.

ITEM 6D: SUMMARY OF LOAN LOSS EXPERIENCE

 The following charts show the level of loan losses recorded by the Company for the past five years, management's allocation of the allowance for loan losses by type of loan as of the end of each year, and other statistical information. The allocation of the allowance reflects management's analysis of economic risk potential by type of loan, and is not intended as a forecast of loan losses.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                     YEARS ENDED DECEMBER 31
DESCRIPTION                                          1999         1998         1997         1996         1995
                                                     ----         ----         ----         ----         ----
Balance at beginning of year                      $2,387,732   $2,302,981   $2,241,148   $2,243,472   $1,931,345
Charge-offs:
  Commercial                                         180,313      294,432       35,914           --           --
  Real Estate:
    Residential                                           --           --           --       52,613           --
    Commercial                                            --      102,300           --           --           --
    Construction                                          --           --           --           --           --
  Installment                                        122,512      276,951      221,855      218,950      172,375
                                                  ----------   ----------   ----------   ----------   ----------
                                                     302,825      673,683      257,769      271,563      172,375
                                                  ----------   ----------   ----------   ----------   ----------
Recoveries:
  Commercial                                         109,292       57,710       12,051           --           --
  Real Estate:
    Residential                                           --           --           --        2,000       10,134
    Commercial                                            --       22,258           --        6,406           --
    Construction                                          --           --           --           --           --
  Installment                                         44,252       63,466       67,551       73,333      474,368
                                                  ----------   ----------   ----------   ----------   ----------
                                                     153,544      143,434       79,602       81,739      484,502
                                                  ----------   ----------   ----------   ----------   ----------
Net charge-offs                                      149,281      530,249      178,167      189,824     (312,127)
                                                  ----------   ----------   ----------   ----------   ----------
Provision charged to operations                      597,840      615,000      240,000      187,500           --
                                                  ----------   ----------   ----------   ----------   ----------
Balance at end of the year                        $2,836,291   $2,387,732   $2,302,981   $2,241,148   $2,243,472
                                                  ==========   ==========   ==========   ==========   ==========
Ratio of net charge-offs to average loans
  outstanding                                            .07%         .28%         .11%         .13%         .00%

 The provision charged to operations for 1999, 1998 and 1997 is discussed in the section on Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's provisions in 1996 and 1995 related to the level of net losses incurred and to loan portfolio growth in each year.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

ALLOCATED AMOUNT OF THE ALLOWANCE--YEARS ENDED DECEMBER 31

PORTFOLIO                                             1999         1998         1997         1996         1995
                                                      ----         ----         ----         ----         ----
Commercial(a)                                     $  565,474   $  739,235   $  423,782   $  563,820   $  289,203
Real Estate:
  Residential                                        434,500      508,999      565,113      433,873      531,480
  Commercial                                         356,711      955,747      682,604      386,825      357,384
  Construction                                            --        6,767        9,311        7,610       15,805
Installment                                          341,190      116,312      211,704      269,147      219,159
Unallocated                                        1,138,416       60,672      410,467      579,873      830,441
                                                  ----------   ----------   ----------   ----------   ----------
                                                  $2,836,291   $2,387,732   $2,302,981   $2,241,148   $2,243,472
                                                  ==========   ==========   ==========   ==========   ==========

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS--YEARS ENDED DECEMBER 31

PORTFOLIO                                                       1999      1998        1997      1996        1995
                                                                ----      ----        ----      ----        ----
Commercial (a)                                                  12.2%      14.7%      15.5%      15.3%      17.8%
Real Estate:
  Residential                                                   68.8%      63.0%      57.2%      54.4%      49.1%
  Commercial                                                    15.7%      16.0%      20.0%      20.2%      18.6%
  Construction                                                    .7%        .6%       1.1%       1.3%       2.3%
Installment                                                      2.6%       5.7%       6.2%       8.8%      12.2%
                                                               -----      -----      -----      -----      -----
                                                               100.0%     100.0%     100.0%     100.0%     100.0%
                                                               =====      =====      =====      =====      =====

------------------------------

(a) Commercial loans includes lease financing.

ITEM 6E: DEPOSITS

 Reference is made to the tables for Average Balances, Interest and Yields under
Item 6A of this section. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information concerning deposits.

ITEM 6F: RETURN ON EQUITY AND ASSETS

DESCRIPTION                                                          1999           1998           1997
                                                                     ----           ----           ----
Return on average assets                                              .85%          1.00%           .78%
Return on average equity                                             9.15%          9.71%          7.39%
Dividend payout ratio                                               30.37%         27.63%         35.07%
Average equity to average assets                                     9.26%         10.32%         10.51%

ITEM 6G: SHORT-TERM BORROWINGS

Reference is made to Note 10 of Notes to Consolidated Financial Statements for a description of the general terms of short-term borrowings, and for information related to repurchase agreements.

Other short term borrowings, consisting of the combined amounts for Advances from the Federal Home Loan Bank and Notes Payable-U.S. Treasury, are as follows.

--------------------------------------------------------------------------------

OTHER SHORT-TERM BORROWINGS                                       1999          1998         1997
                                                                  ----          ----         ----
Total outstanding at period-end                               $67,830,856   $35,414,906   $11,706,255
Average amount outstanding during period                       43,553,054    19,414,143     9,121,290
Maximum amount outstanding at any period-end                   67,830,856    35,414,906    19,416,627
Weighted average interest rate at period-end                         5.17%         5.11%         5.55%
Weighted average interest rate for the period                        5.34%         5.68%         5.68%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS 1999 AS COMPARED TO 1998

SUMMARY

 Carrollton Bancorp reported net income for 1999 of $2,846,000, or $1.01 per share, representing a 4% decrease from 1998 net income of $2,974,000, or $1.04 per share. Part of the earnings decrease was due to the difference between nonrecurring gains. In 1998 a nonrecurring gain amounted to $1,250,000, or $.44 per share, on an after tax basis. In 1999, a non-recurring gain on the sale of the merchant services unit amounted to a $823,000 or $.29 per share on an after tax basis. The loan portfolio grew 23% to $260,005,000 as a result of residential and commercial loan production. The loan portfolio growth contributed to a 9% increase in interest income over 1998. Non-interest income from fees continued its trend, increasing by 39% over 1998. In addition to fees generated by the ATM network of 164 machines, income from merchant services and national point of sale sponsorships grew significantly during 1999. Included in expense growth in 1999 were the variable cost components of fee income which grew in relation to fee growth.

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

  In 1999, net interest income on a taxable equivalent basis increased by $594,000 over 1998 to $12.1 million as a result of increased volume in the loan portfolio and a reduction of the rates paid on deposit accounts. On average, the loan portfolio increased 17% over 1998 while the investment portfolio decreased by 7%. The yield on the loan portfolio decreased from 8.50% in 1998 to 8.01% in 1999. Changes in loan portfolio mix and a very competitive loan market caused the loan yield to fall. The yield on investment securities also decreased to 6.60% in 1999 from 6.76% in 1998. The growth in the loan portfolio overshadowed the falling yields to cause total interest income on a tax equivalent basis to rise from $21.1 million in 1998 to $23.1 million in 1999.

  Interest expense increased $1.4 million to $11.0 million in 1999 from $9.6 million in 1998. Interest expense increased primarily due to increased borrowings, which increased on average by 82%. Interest expense on deposits increased in 1999 from 1998 due to higher deposit levels while the cost of interest-bearing deposits fell from 3.98% in 1998 to 3.88% in 1999. The cost of borrowed funds decreased due to changes in the composition of funding sources to 5.09% in 1999 from 5.22% in 1998. The table for Rate and Volume Variance Analysis included in this report shows the increase in interest expense resulted from increased volume of borrowings. The growth in interest-bearing liabilities supported loan portfolio growth.

PROVISION FOR LOAN LOSSES

 The provision for loan losses was $597,840 for 1999 compared to $615,000 for 1998. Non accrual, restructured, and delinquent loans over 90 days to total loans decreased to .41% at the end of 1999 compared to 1.02% in 1998. This decline was from decreased delinquencies. The ratio of loan losses to average loans also decreased in 1999 to .07% compared to .28% for 1998. This decrease was attributable to a reduction in commercial loan losses recognized.

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

NON-INTEREST INCOME

 For 1999, non-interest income excluding securities gains, gains on the sale of a business unit, and gains on loan sales increased by 28% over 1998. Brokerage commissions increased $92,000 or 10% in 1999 due to the continued strong stock market. Other fees and commissions increased $1.8 million principally as a result of increased merchant services income, POS fees, and ATM fees. Merchant services income rose due to an increase in the number of merchants receiving credit card deposit services. ATM fee income growth came about from an increase in the convenience fee in August, 1998 and by additional machines placed in service.

  Net securities gains in 1999 were $240,000 compared to $2,404,000 in 1998. The gains in 1998 included $2,036,000 on the sale of an equity position in a non-public company that operated as a regional switch for electronic banking transactions, such as ATM and point of sale transactions.

  The Company continued to sell loans generated by its mortgage unit, as well as other loans held in its portfolio. These transactions generated gains of

$250,000 in 1999 compared to $449,000 in 1998. At December 31, 1999, the Company serviced loans for others totaling $11,658,098.

NON-INTEREST EXPENSES

 In 1999, non-interest expenses increased by $2.0 million or 13%. Salaries and benefits increased by $438,000, or 7% due to loan officer additions and merit increases. In certain areas of the Company, staff reductions occurred through attrition and the positions were eliminated. Full time equivalent staff decreased from 161 positions at the end of 1998 to 155 positions at December 31, 1999. Occupancy expenses decreased $55,000 to $1,590,000 in 1999. Furniture and equipment expense increased primarily due to the depreciation of ATM machines purchased plus the related maintenance contracts expense. Other operating expenses increased $1.4 million, or 22%. A significant portion of this increase relates to increased volumes of fee generating activities, in particular merchant services and ATM transactions. Other expenses also increased during 1999 related to the Company's growth, such as data processing, telephone and carrier services.

INCOME TAX PROVISION

 For 1999, the effective tax rate for the Company decreased to 24% compared to 27% for 1998. This decrease was primarily due to a decrease in taxable income associated with the gains on the non-recurring items. During 1999 and 1998, the Company increased the benefit from tax exempt income by increasing its investment in municipal bonds. In addition, the Maryland tax laws for banks were revised in 1996 to provide an exemption from state tax on the income earned on certain qualifying investments, which was 100% effective for 1999 and 1998 compared to 75% effective for 1997.

FINANCIAL CONDITION

SUMMARY

  Total assets of the Company increased by 18% to $375.6 million at December 31, 1999 versus $317.9 million at the end of 1998. Investment securities increased to $75.8 million at December 31, 1999. Total loans at December 31, 1999 grew 23% to $260.0 million compared to $210.8 million at the end of 1998. Interest earning assets increased to $340.0 million and were 90.5% of total assets at December 31, 1999.

INVESTMENT SECURITIES

 Securities increased to $75.8 million at December 31, 1999 from $65.1 million at December 31, 1998. The portfolio consists primarily of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and state and municipal obligations. The income from state and municipal obligations is exempt from federal income tax. Certain agency securities are exempt from state income taxes. The Company uses its investment portfolio as a source of both liquidity and earnings.

  The Company liquidated $14.5 million of available for sale securities during the fourth quarter of 1999. These transactions were principally undertaken to increase liquidity and reduce interest rate risk.

  The company transferred securities from the held to maturity classification to the available for sale classification on its balance sheet as permitted by Financial Accounting Standards No. 133 in the fourth quarter of 1999. The amount of the assets reclassified as available for sale was $6,657,271.

LOANS

 Total loans increased $49 million or 23% from 1998 to $260.0 million at December 31, 1999. Loan growth was primarily in commercial real estate lending, equity loans and lines of credit with other consumer products declining during the year. Both the residential mortgage and equity loan units are principally wholesale operations. Commercial loans equaled 29% of total loans at the end of the year and amounted to $76 million. Consumer loans amounted to $184 million and were 71% of total loans.

ALLOWANCE FOR LOAN LOSSES

 At December 31, 1999, the allowance for loan losses was $2.8 million, a 19% increase from the end of 1998. At December 31, 1999, the ratio of the allowance to total loans was 1.09% compared to 1.13% at December 31, 1998. This ratio fell as a result of portfolio growth. The ratio of net loan losses to average loans outstanding for 1999 was .07% compared to .28% for 1998. The ratio of non-accrual loans, restructured loans, and loans delinquent more than 90 days to total loans decreased to .41% at December 31, 1999 from 1.02% at the end of 1998. The ratio of real estate secured loans to total loans increased to 85% at the end of 1999 from 82% at the end of 1998.

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

FUNDING SOURCES

 Total deposits at December 31, 1999 increased by $25.5 million to $262.4 million from the end of 1998. Interest-bearing accounts increased by $21.3 million and non-interest bearing deposits increased by $4.1 million. Deposit growth is attributed primarily to new account relationships resulting from the opening of a new branch in a new market area, and implementation of a retail division sales force.

  Other borrowings increased significantly in 1999 to fund loan and investment growth. Advances from the Federal Home Loan Bank increased to $66 million at the end of 1999 compared to $35 million at the end of 1998. Borrowings for federal funds purchased, securities sold under agreements to repurchase and notes payable to the US Treasury increased by $2.2 million from December 31, 1998 to 1999.

CAPITAL

 At December 31, 1999, shareholders' equity was $29.9 million, a decrease of $1.0 million from 1998. The decrease in stockholders' equity was largely due to the fair market value adjustment of the investment portfolio as required by Statement No. 115 of the Financial Accounting Standards Board. The Company paid shareholders dividends totaling $864,393, and net income for 1999 was $2.8 million. In addition, the Company purchased and retired common stock for $.9 million in 1999. The company declared a 2 for 1 stock split in 1999 and restructured the par value of the stock from $10 to $1. Stockholders' equity amounted to 7.96% of total assets at December 31, 1999 compared to 9.71% at the end of 1998. The decrease in this ratio was caused by asset growth and a negative change in the unrealized holding gains (losses) on available for sale securities, but remains at a very strong level.

  Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by shareholders' equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

  In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 1999 and 1998. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the bank are well capitalized.


                                                AT DECEMBER 31
                                       CARROLlTON            CARROLlTON
                                        BANCORP                BANK
Ratio                   Minimum     1999       1998       1999       1998
-----                  --------     ----       ----       ----       ----
Leverage Ratio            4%         7.3%       9.4%       7.0%       8.1%
Risk-based Capital:
  Tier 1 (Core)           4%        11.0%      15.0%      10.6%      13.3%
  Tier 2 (Total)          8%        12.4%      16.8%      11.7%      14.6%

LIQUIDITY

 Liquidity management ensures that funds are available when required to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities and can be raised by liquidating assets or through additional borrowings. Securities classified as available for sale can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has unsecured lines of credit outstanding under which it could borrow $4 million, secured lines of $20 million, and has borrowing capacity with the Federal Home Loan Bank of $90 million which is collateralized by a blanket security interest in the Company's residential first mortgage loans.

  At December 31, 1999, the Company had outstanding loan commitments and unused lines of credit totaling $92.2 million. Of this total, management places a high probability for funding within 1 year on approximately $23.0 million. The remaining amount is mainly unused home equity lines of credit on which management places a low probability for required funding.

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

  At December 31, 1999, the Company was in a liability sensitive position amounting to 7.1% of assets within a one year time horizon. This is within the targets as established by the Asset/ Liability Management Policy approved by the Board of Directors. Although the Company was at a negative asset/liability position at December 31, 1999, the Company can experience significant volatility in its asset/ liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management continues to work to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment.

  The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 1999. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been adjusted based on account age. All accounts open less than two years are reflected in the one year time horizon in the gap table. Accounts that have been open between two and five years are reflected in the 1 to 2 year time horizon in the table. Accounts open over five years are reflected in the 2 to 5 year horizon. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

  PERIOD FROM DECEMBER 31, 1999 IN WHICH ASSETS AND LIABILITIES REPRICE

                                           0 TO 90   91 TO 365    > 1 TO 2    > 2 TO 5      >5
                                             DAYS       DAYS        YEARS       YEARS      YEARS
                                           -------   ---------    --------    --------     -----
ASSETS:
Short term investments                     $ 2,840
Securities                                  27,407     13,159       5,969       5,640      23,622
Loans                                       78,521     14,616       9,065      48,116     107,129
                                           -------    -------     -------     -------     -------
                                           108,768     27,775      15,034      53,756     130,751
                                           -------    -------     -------     -------     -------
LIABILITIES:
Deposits                                    33,382     63,243      62,921      60,699         247
Borrowings                                  66,481         --      10,000       5,000          --
                                           -------    -------     -------     -------     -------
                                            99,863     63,243      72,921      65,699         247
                                           -------    -------     -------     -------     -------
Gap position:
  Period                                     8,905    (35,468)    (57,887)    (11,943)    130,504
  % of Assets                                  2.4%      (9.4)%     (15.4)%      (3.2)%      34.7%
  Cumulative                                 8,905    (26,563)    (84,450)    (96,393)     34,111
  % of Assets                                  2.4%      (7.1)%     (22.5)%     (25.7)%       9.1%
Cumulative risk sensitive assets to risk
  sensitive liabilities                       1.09        .84        0.64        0.68        1.11

NEW ACCOUNTING PRONOUNCEMENTS

 The Financial Accounting Standards Board (FASB) issued three standards during 1998, and one in early 1999. Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS--AN AMENDMENT OF FASB STATEMENTS
NO. 87, 88 AND 106, is effective for the accompanying financial statements, and the Company has complied with the provisions of this statements where applicable. Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and Statement No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, become effective for fiscal quarters beginning after June 15, 1999 and December 15, 1998, respectively. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value and provides for a one time reclassification of assets which the bank elected in the fourth quarter of 1999. Statement No. 134 amends Statements
No. 65 and 115 regarding accounting for mortgage backed securities. Statement No. 135, RESCISSION OF FASB STATEMENT NO 75 AND TECHNICAL CORRECTIONS, is effective for fiscal years beginning after February 15, 1999, and rescinds
FASB Statement No. 75. Management does not expect these statements to have any material effect on the Company's financial position or results of operations.

THE YEAR 2000 ISSUE

 Carrollton Bancorp is pleased to report to our shareholders and depositors that due to our efforts to prepare for the operational challenges associated with the millennium change, we experienced no issues that affected the way we manage the bank or service our customers.

EARNINGS

1998 AS COMPARED TO 1997

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

                                        Carrollton           Carrollton
                                         Bancorp                Bank

    Ratio              Minimum      1998       1997       1998       1997
--------------         -------      ----       ----       ----       ----
Leverage Ratio         %  4      %   9.4    %   9.4     %  8.1     %  8.4
Risk-based Capital:
  Tier 1 (Core)           4%        15.0%      15.9%      13.3%      14.2%
  Tier 2 (Total)          8%        16.8%      17.1%      14.6%      15.5%

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

  At December 31, 1998, the Company was in a slightly liability sensitive position amounting to 1.8% of assets within a one year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. Although the Company was at a slightly negative asset/liability position at December 31, 1998, the Company can experience significant volatility in its asset/ liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management works to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment.

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

PERIOD FROM DECEMBER 31, 1998 IN WHICH ASSETS AND LIABILITIES REPRICE

                                              0 TO 90    91 TO 365   > 1 TO 2   > 2 TO 5     > 5
                                                DAYS       DAYS       YEARS      YEARS      YEARS
($000)                                        --------   ---------   --------   --------   --------
ASSETS:
Short term investments                        $    22
Securities                                     16,922    $ 11,677    $  2,862   $ 15,278   $18,394
Loans                                          99,782      23,332      17,159     33,492    37,036
                                              -------    --------    --------   --------   -------
                                              116,726      35,009      20,021     48,770    55,430
                                              -------    --------    --------   --------   -------
LIABILITIES:
Deposits                                       58,053      66,184      34,305     39,651       968
Borrowings                                     33,231                             10,000     5,000
                                              -------    --------    --------   --------   -------
                                              $91,284    $ 66,184    $ 34,305   $ 49,651   $ 5,968
                                              -------    --------    --------   --------   -------
Gap position:
  Period                                      $25,442    $(31,175)   $(14,284)  $   (881)  $49,462
  % of Assets                                     8.0%       (9.8)%      (4.5)%     (0.3)%    15.6%
  Cumulative                                  $25,442    $ (5,753)   $(20,017)  $(20,898)  $28,564
  % of Assets                                     8.0%       (1.8)%      (6.3)%     (6.6)%     9.0%
Cumulative risk sensitive assets to risk
  sensitive liabilities
                                                 1.28        0.96        0.90       0.91      1.12

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

                                                                          [LOGO]

To the Board of Directors and Shareholders
Carrollton Bancorp and Subsidiary
Baltimore, Maryland

 We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

Rowles & Company, LLP

[LOGO]
Baltimore, Maryland
March 3, 2000

CONSOLIDATED BALANCE SHEETS

                                                                           December 31
                                                                      1999              1998

--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $ 24,795,534      $ 32,524,320
Federal funds sold                                                   2,840,365            22,145
Investment securities
  Available for sale                                                75,747,478        56,745,748
  Held to maturity (approximate market value of $50,000 and
    $8,737,125)                                                         50,000         8,386,910
Loans held for sale                                                  2,557,922         3,493,960
Loans less allowance for loan losses of $2,836,291 and
 $2,387,732                                                        254,611,044       204,919,155
Premises and equipment                                               8,456,257         6,894,713
Deferred income taxes                                                  880,010                 -
Accrued interest receivable                                          2,381,008         2,060,746
Other assets                                                         3,299,583         2,806,292
                                                                  ------------      ------------
                                                                  $375,619,201      $317,853,989
                                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Non-interest-bearing                                            $ 41,957,674      $ 37,817,737
  Interest-bearing                                                 220,492,191       199,161,288
                                                                  ------------      ------------
Total deposits                                                     262,449,865       236,979,025
Federal funds purchased and securities sold under agreements
 to repurchase                                                      13,650,176        12,816,453
Notes payable -- U.S. Treasury                                       1,830,856           414,906
Advances from Federal Home Loan Bank                                66,000,000        35,000,000
Accrued interest payable                                               491,728           235,696
Deferred income taxes                                                        -           426,947
Other liabilities                                                    1,311,999         1,108,434
                                                                  ------------      ------------
                                                                   345,734,624       286,981,461
                                                                  ------------      ------------
Shareholders' equity
Common stock, par value $1.00 per share; authorized
 10,000,000; shares issued and outstanding 2,776,904 in
 1999. Common stock, par value $10.00 per share; authorized
 5,000,000 shares; issued and outstanding 1,414,744 in 1998.         2,776,904        14,147,440
Surplus                                                             18,016,419         7,559,137
Retained earnings                                                    9,945,947         7,964,293
Accumulated other comprehensive income                                (854,693)        1,201,658
                                                                  ------------      ------------
                                                                    29,884,577        30,872,528
                                                                  ------------      ------------
                                                                  $375,619,201      $317,853,989
                                                                  ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years Ended December 31
                                                                 1999          1998          1997
                                                                 ----          ----          ----
INTEREST INCOME
Interest and fees on loans                                    $17,909,278   $16,196,046   $14,038,685
Interest and dividends on securities:
  Taxable interest income                                       2,695,068     2,619,672     4,142,274
  Nontaxable interest income                                    1,246,279     1,207,758     1,046,628
  Dividends                                                       119,588       110,140       118,360
Interest on federal funds sold and other interest income          285,683       225,586       247,635
                                                              -----------   -----------   -----------
Total interest income                                          22,255,896    20,359,202    19,593,582
                                                              -----------   -----------   -----------

INTEREST EXPENSE
Deposits                                                        7,984,401     7,921,410     8,128,202
Borrowings                                                      2,969,248     1,675,312       847,610
                                                              -----------   -----------   -----------
Total interest expense                                         10,953,649     9,596,722     8,975,812
                                                              -----------   -----------   -----------
Net interest income                                            11,302,247    10,762,480    10,617,770

PROVISION FOR LOAN LOSSES                                         597,840       615,000       240,000
                                                              -----------   -----------   -----------
Net interest income after provision for loan losses            10,704,407    10,147,480    10,377,770

OTHER OPERATING INCOME
Service charges on deposit accounts                             1,331,611     1,305,099     1,323,396
Brokerage commissions                                           1,013,251       921,048       863,797
Other fees and commissions                                      6,522,446     4,678,062     3,201,713
Security gains, net                                               239,669     2,404,348       175,377
Gain on sale of merchant services unit                          1,554,526            --            --
Gains on loan sales                                               249,940       448,831        10,216
                                                              -----------   -----------   -----------
Total other income                                             10,911,443     9,757,388     5,574,499
                                                              -----------   -----------   -----------

OTHER EXPENSES
Salaries                                                        5,579,917     5,261,730     4,708,188
Employee benefits                                               1,303,254     1,183,459     1,044,119
Occupancy                                                       1,590,417     1,645,755     1,567,594
Furniture and equipment                                         1,498,386     1,279,403       932,892
Other operating expenses                                        7,892,580     6,456,389     4,882,434
                                                              -----------   -----------   -----------
Total other expenses                                           17,864,554    15,826,736    13,135,227
                                                              -----------   -----------   -----------
Income before income taxes                                      3,751,296     4,078,132     2,817,042

INCOME TAXES                                                      905,249     1,103,783       677,550
                                                              -----------   -----------   -----------
NET INCOME                                                    $ 2,846,047   $ 2,974,349   $ 2,139,492
                                                              ===========   ===========   ===========

NET INCOME PER SHARE-BASIC                                          $1.01         $1.04          $.73
                                                              ===========   ===========   ===========

NET INCOME PER SHARE-DILUTED                                        $1.01         $1.04          $.73
                                                              ===========   ===========   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      Accumulated
                                                 Common Stock                                             Other
                                                                                       Retained      comprehensive  Comprehensive
                                            Shares      Par value        Surplus       earnings          Income        Income
                                            ------      ---------        -------       --------      -------------  --------------
BALANCE, DECEMBER 31, 1996                 1,394,747   $ 13,947,470   $  6,973,666   $ 6,941,366   $     207,948
Net income                                                        -              -     2,139,492              -     $ 2,139,492
Change in net unrealized holding gains
 (losses) on available for sale
 securities, net of tax                                           -              -             -        635,874         635,874
                                                                                                                    -----------
Comprehensive income                                                                                                $ 2,775,366
                                                                                                                    ===========
Shares acquired and cancelled                 (9,476)       (94,760)      (208,472)            -
Stock dividend, 5%                            69,004        690,040      1,828,607    (2,518,647)             -
Cash dividends, $0.255 per share                                  -              -      (750,350)             -
                                         -----------   ------------   ------------   -----------    -----------

BALANCE, DECEMBER 31, 1997                 1,454,275     14,542,750      8,593,801     5,811,861        843,822

Net income                                                        -              -     2,974,349              -     $ 2,974,349
Change in net unrealized holding gains
 (losses) on available for sale
 securities, net of tax                                           -              -             -        357,836         357,836
                                                                                                                    -----------
Comprehensive income                                              -              -             -                    $ 3,332,185
                                                                                                                    ===========
Shares acquired and cancelled                (39,531)      (395,310)    (1,034,664)
Cash dividends, $0.285 per share                                  -              -      (821,917)             -
                                         -----------   ------------   ------------   -----------    -----------

BALANCE, DECEMBER 31, 1998                 1,414,744     14,147,440      7,559,137     7,964,293      1,201,658

Net income                                                        -              -     2,846,047              -     $ 2,846,047
Change in net unrealized holding gains
 (losses) on available for sale
 securities, net of tax                                           -              -             -     (2,056,351)     (2,056,351)
                                                                                                                    -----------
Comprehensive income                                                                                                $   789,696
                                                                                                                    ===========
Shares acquired and cancelled                (47,334)      (101,406)      (811,848)            -              -
Stock split in the form of a 100% stock
 dividend                                  1,409,494     14,094,940    (14,094,940)
Change Par Value from $10 to $1                         (25,364,070)    25,364,070
Cash dividends, $.3075 per share                                  -              -      (864,393)             -
                                         -----------   ------------   ------------   -----------    -----------

BALANCE, DECEMBER 31, 1999                 2,776,904   $  2,776,904   $ 18,016,419   $ 9,945,947    ($  854,693)
                                         ===========   ============   ============   ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31
                                                                  1999           1998           1997
                                                                  ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                             $ 21,978,252   $ 20,506,896   $ 19,407,645
Fees and commissions received                                   10,912,726      6,429,072      5,354,162
Interest paid                                                  (10,697,617)    (9,565,643)    (8,978,860)
Cash paid to suppliers and employees                           (17,534,032)   (13,817,726)   (12,553,563)
Proceeds from sale of loans held for sale                       19,229,922     24,377,361             --
Origination of loans held for sale                             (18,043,944)   (27,442,490)            --
Income taxes paid                                                 (731,108)    (1,082,194)      (549,109)
                                                              ------------   ------------   ------------
                                                                 5,114,199       (594,724)     2,680,275
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity            870,000      3,926,155      4,482,897
Purchases of securities held to maturity                                 -       (499,688)             -
Proceeds from sales of securities available for sale            14,728,042     11,817,767      4,336,419
Proceeds from maturities of securities available for sale       10,004,025     34,661,946     16,471,626
Purchases of securities available for sale                     (39,170,091)   (28,055,686)   (21,414,652)
Loans made, net of principal collected                         (41,660,723)   (28,359,430)    (5,351,561)
Purchase of loans                                               (8,878,946)    (9,071,839)   (13,666,702)
Purchases of premises and equipment                             (2,859,938)    (2,098,608)    (1,985,537)
                                                              ------------   ------------   ------------
                                                               (66,967,631)   (17,679,383)   (17,127,510)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits                        25,567,546     (3,578,200)     7,541,439
Net increase (decrease) in other deposits                          (96,706)     6,086,820      1,143,886
Net increase in other borrowed funds                            33,249,673     25,500,663     10,787,475
Common stock repurchase and retirement                            (913,254)    (1,429,974)      (303,232)
Dividends paid                                                    (864,393)      (821,917)      (750,350)
                                                              ------------   ------------   ------------
                                                                56,942,866     25,757,392     18,419,218
                                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents            (4,910,566)     7,483,285      3,971,983
Cash and cash equivalents at beginning of year                  32,546,465     25,063,180     21,091,197
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of year                      $ 27,635,899   $ 32,546,465   $ 25,063,180
                                                              ============   ============   ============
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES
Net income                                                    $  2,846,047   $  2,974,349   $  2,139,492

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES
Provision for loan losses                                          597,840        615,000        240,000
Depreciation and amortization                                    1,238,373      1,079,583        876,362
Deferred income taxes                                              (13,111)       109,694        216,457
Amortization of premiums and discounts                              42,618         60,639          5,190
Gain on disposal of securities                                    (239,669)    (2,404,348)      (175,377)
Loans held for sale made, net of principal sold                  1,185,978     (3,065,129)            --
Gain on sale of loans                                             (249,940)      (448,831)            --

(Increase) decrease in:
Accrued interest receivable                                       (320,262)        87,055       (191,127)
Other assets                                                        92,255       (124,914)       105,737

Increase (decrease) in:
Accrued interest payable                                           256,032         31,079         (3,048)
Income taxes payable                                              (338,182)       (88,105)      (166,246)
Other liabilities                                                   16,220        579,204       (367,165)
                                                              ------------   ------------   ------------
                                                              $  5,114,199   $   (594,724)  $  2,680,275
                                                              ============   ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

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

 BUSINESS - The Company provides commercial banking and brokerage services to businesses and individuals in Baltimore and surrounding areas of central Maryland, and also makes residential mortgage loans in Virginia, Pennsylvania and Delaware.

 PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Carrollton Bancorp (the Company) and its subsidiary Carrollton Bank (the Bank). Intercompany balances and transactions have been eliminated.

 The Parent Only financial statements of the Company account for the Bank using the equity method of accounting.

 CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

 INVESTMENT SECURITIES - Investment securities in the portfolio are classified as either available for sale or held to maturity. The Company does not currently conduct short term purchase and sale transactions of investment securities which would be classified as trading securities.

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

 LOANS HELD FOR SALE - Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined using the specific-identification method.

 LOANS AND ALLOWANCE FOR LOAN LOSSES - Loans are stated at face value, plus deferred origination costs, less unearned discount, deferred origination fees, and the allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. Origination fees and costs are deferred and amortized to income over the estimated terms of the loans. Accrual of interest is discontinued generally when the collection of principal or interest reaches 90 days past due, or earlier if collection becomes uncertain based upon the financial weakness of the borrower or the realizable value of the collateral. Nonaccrual loans are returned to accrual status when all past due principal and interest has been collected, and the remainder of the loan is judged to be fully collectible. Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal.

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

 PREMISES AND EQUIPMENT - Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives using the straight-line method. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Accumulated depreciation includes a provision for a decline in the value of land recorded in prior years.

 INTANGIBLE ASSETS - Intangible assets are predominantly the premium paid for deposits acquired. The premium is being amortized to expense on the straight line basis over 15 years. The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced. The amortization period is adjusted quarterly for changes in the prepayment speed of the loans serviced. Intangible assets are included in other assets on the Consolidated Balance Sheets.

 INCOME TAXES - The provision for income taxes includes taxes payable for the current year and deferred income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets may also include tax credit carryovers that the Company expects to offset against future tax obligations.

 PER SHARE DATA - Basic net income per common share and dividends per common share are determined by dividing net income and dividends by the average shares of common stock outstanding giving retroactive effect to any stock dividends and splits declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed by using the "treasury stock" method.

 COMPREHENSIVE INCOME - The Company adopted Statement No. 130 of the Financial Accounting Standards Board, REPORTING COMPREHENSIVE INCOME, in 1998. Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale, net of income taxes.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

 Banks are required to carry cash reserves with the Federal Reserve Bank or maintain cash on hand of specified percentages of deposit balances. The Bank's normal amount of cash on hand, which averaged $16.1 and $14.8 million during 1999 and 1998 respectively, is sufficient to satisfy the reserve requirements.

 In order to cover the costs of services provided by correspondent banks, the Company maintains compensating balance arrangements at these correspondent banks, or pays fees in the event the credit earned on balances is not sufficient to cover activity charges. During 1999 and 1998, the Company maintained average compensating balances of approximately $1,000,000 and $1,369,000, respectively, of which $1,000,000 in each year was maintained at the Federal Reserve Bank. In addition, the Company paid $63,667, $31,144, and $18,298 respectively, in account charges in 1999, 1998 and 1997.

3. INVESTMENT SECURITIES

 Investment securities are summarized as follows:

--------------------------------------------------------------------------------

                                                    Amortized         Unrealized       Unrealized
                                                       cost              gains           losses         Market value
                                                    ---------         ----------       ----------       ------------
December 31, 1999
AVAILABLE FOR SALE
U.S. Treasury                                     $  1,299,778       $       698       $   4,316        $  1,296,160
U.S. Government Agency                              40,552,503                 -       1,710,687          38,841,816
Mortgage backed securities                           6,355,114            21,607          90,410           6,286,311
State and municipal                                 21,519,116            73,532         438,923          21,153,725
Federal Home Loan Bank stock                         3,300,000                 -               -           3,300,000
Equity securities                                    4,113,427           929,861         173,822           4,869,466
                                                  ------------       -----------       ----------       ------------
                                                  $ 77,139,938       $ 1,025,698       $2,418,158       $ 75,747,478
                                                  ============       ===========       ==========       ============
HELD TO MATURITY
Foreign bonds                                     $     50,000       $         -       $       -        $     50,000
                                                  ------------       -----------       ----------       ------------
                                                  $     50,000       $         -       $       -        $     50,000
                                                  ============       ===========       ==========       ============

December 31, 1998
AVAILABLE FOR SALE
U.S. Treasury                                     $    500,567       $     4,588       $       -        $    505,155
U.S. Government Agency                              20,447,524            66,123          58,110          20,455,537
Mortgage backed securities                           9,122,671            97,861           1,507           9,219,025
State and municipal                                 19,152,428           683,530          17,554          19,818,404
Federal Home Loan Bank stock                         1,750,000                 -               -           1,750,000
Equity securities                                    3,814,822         1,365,035         182,230           4,997,627
                                                  ------------       -----------       ----------       ------------
                                                  $ 54,788,012       $ 2,217,137       $ 259,401        $ 56,745,748
                                                  ============       ===========       ==========       ============
HELD TO MATURITY
U.S. Treasury                                     $  1,298,856       $    24,524       $       -        $  1,323,380
State and municipal                                  7,038,054           325,691               -           7,363,745
Foreign bonds                                           50,000                 -               -              50,000
                                                  ------------       -----------       ----------       ------------
                                                  $  8,386,910       $   350,215       $       -        $  8,737,125
                                                  ============       ===========       ==========       ============


 Contractual maturities of debt securities at December 31, 1999 and 1998 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------

                                                                         December 31, 1999
                                                        Available for sale                  Held to maturity

                                                    Amortized           Market          Amortized          Market
                                                    ---------           ------          ---------          ------
Maturing                                               Cost              Value            Cost             Value
Within one year                                   $    754,334       $   755,984       $        -       $          -
Over one to five years                              19,720,247        19,270,911          50,000              50,000
Over five to ten years                              34,097,830        32,826,704               -                   -
Over ten years                                       8,798,986         8,438,102               -                   -
Mortgage backed securities                           6,355,114         6,286,311               -                   -
                                                  ------------       -----------       ----------       ------------
                                                  $ 69,726,511       $67,578,012       $  50,000        $     50,000
                                                  ============       ===========       ==========       ============



                                                                         December 31, 1999
                                                        Available for sale                  Held to maturity

                                                    Amortized           Market          Amortized          Market
                                                    ---------           ------          ---------          ------
Within one year                                   $          -       $         -      $  649,818        $    654,891
Over one to five years                              10,135,379        10,183,677       3,435,899           3,523,508
Over five to ten years                              18,804,464        19,019,048       3,971,193           4,203,355
Over ten years                                      11,160,676        11,576,371         330,000             355,371
Mortgage backed securities                           9,122,671         9,219,025               -                   -
                                                  ------------       -----------       ----------       ------------
                                                  $ 49,223,190       $49,998,121       $8,386,910       $  8,737,125
                                                  ============       ===========       ==========       ============

 At December 31, 1999 and 1998, securities with a cost basis of $31,047,389 (market value of $29,696,333), and $14,909,829 (market value of $14,928,176)
were pledged as collateral for government deposits and for securities sold under repurchase agreements.

 In 1999, 1998, and 1997, the Company realized gains on sales of securities of $478,820, $2,407,223, and $193,580, respectively, and losses of $239,151,
$2,875, and $18,203. Income taxes on net security gains were $92,560, $928,556, and $67,731 in 1999, 1998, and 1997, respectively.

 The company transferred securities from held to maturity classification to available for sale on its balance sheet as permitted by Financial Accounting Standards No. 133 in the fourth quarter of 1999. The amount of the assets reclassified as available for sale was $6,657,271.

4. LOANS

 Major classifications of loans are as follows:

                                                                  1999           1998
                                                                  ----           ----
Real estate
  Residential                                                 $176,291,571   $137,646,465
  Commercial                                                    40,925,099     37,227,415
  Construction and land development                              1,741,078        227,800
Demand and time                                                 28,514,699     20,957,194
Lease financing                                                  3,150,917      3,233,883
Installment and credit card                                      6,823,971      8,014,130
                                                              ------------   ------------
                                                               257,447,335    207,306,887
Allowance for loan losses                                        2,836,291      2,387,732
                                                              ------------   ------------
Loans, net                                                    $254,611,044   $204,919,155
                                                              ============   ============

 The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

 The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year                         $ 93,137,165   $ 77,447,888
Maturing over one to five years                                 57,180,739     47,262,745
Maturing over five years                                       107,129,431     82,596,254
                                                              ------------   ------------
                                                              $257,447,335   $207,306,887
                                                              ============   ============

 Loan balances have been adjusted by the following deferred amounts:

Deferred origination costs and premiums                       $  2,469,320   $  1,997,384
Deferred origination fees and unearned discounts                  (532,629)      (972,936)
                                                              ------------   ------------
Net deferred (fees) costs                                     $  1,936,691   $  1,024,448
                                                              ============   ============

 Transactions in the allowance for loan losses were as follows:

                                                                   1999           1998           1997
                                                                   ----           ----           ----
Beginning balance                                             $  2,387,732   $  2,302,981   $  2,241,148
Provision charged to operations                                    597,840        615,000        240,000
Recoveries                                                         153,544        143,434         79,602
                                                              ------------   ------------   ------------
                                                                 3,139,116      3,061,415      2,560,750
Loans charged off                                                  302,825        673,683        257,769
                                                              ------------   ------------   ------------
Ending balance                                                $  2,836,291   $  2,387,732   $  2,302,981
                                                              ============   ============   ============

 At December 31, 1999, 1998, and 1997, the accrual of interest has been discontinued on loans of $240,569, $205,074, and $84,312, respectively. The amount of interest income that would have been recorded in 1999, 1998 and 1997 on non-accrual loans if those loans had been handled in accordance with their contractual terms totaled $12,880, $29,395 and $10,339 respectively. The amount of interest income actually recorded on non-accrual loans totaled $5,549, $16,841 and $6,880 for 1999, 1998 and 1997, respectively.

 At December 31, 1999, 1998 and 1997, the Company had impaired loans amounting to $330,987, $408,565 and $408,565 respectively that were classified as impaired because they had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $369,776, $408,565, and $412,915 in 1999, 1998, and 1997, respectively. The Company has not provided for a specific allowance for impaired loans. During 1999, 1998 and 1997, the Company received total payments on impaired loans of $100,837, $7,612, and $53,947, respectively. Of these amounts, $23,259, $7,612, and $49,698 were recorded as interest income for 1999, 1998 and 1997, respectively. The remainder was applied to reduce principal.

 Amounts past due 90 days or more, excluding nonaccrual loans are as follows:

                                                                   1999         1998            1997
                                                                   ----         ----            ----
Mortgage                                                      $   306,394   $ 1,293,078   $   263,059
Demand and time                                                   530,804       232,167             -
Installment and credit card                                             -        11,557         5,872
                                                              -----------   -----------   -----------
                                                              $   837,198   $ 1,536,802   $   268,931
                                                              ===========   ===========   ===========

5. CREDIT COMMITMENTS
 Outstanding loan commitments, unused lines and letters of credit were as follows:

                                                                 1999          1998
                                                                 ----          ----
LOAN COMMITMENTS
  Mortgage loans                                              $17,367,687   $16,589,977
  Construction and land development                                     -     2,375,000
  Commercial loans                                              1,390,000       300,000
  Installment loans                                                10,100        43,186
                                                              -----------   -----------
                                                              $18,767,787   $19,308,163
                                                              ===========   ===========
UNUSED LINES OF CREDIT
  Home equity lines                                           $60,306,310   $49,051,584
  Commercial lines                                             13,102,535    13,753,319
  Unsecured consumer lines                                              -     2,259,443
                                                              -----------   -----------
                                                              $73,408,845   $65,064,346
                                                              ===========   ===========

LETTERS OF CREDIT                                             $ 1,488,000   $ 1,487,000
                                                              ===========   ===========

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

6. RELATED PARTY TRANSACTIONS

 The Company's executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. At December 31, 1999, 1998 and 1997, the amounts of such loans outstanding were $2,138,974, $2,533,672, and $2,776,990, respectively. During 1999, 1998 and 1997 additions to loans outstanding were $1,200,000, $1,619,154, and $1,194,850, respectively, and repayments of loans were $325,645, $1,862,472, and $4,449,827.

7. PREMISES AND EQUIPMENT

 A summary of premises and equipment is as follows:

                                                                  1999          1998
                                                                  ----          ----
Land and improvements                                         $   864,474   $   464,474
Buildings                                                       3,599,698     2,791,241
Leasehold improvements                                          2,962,716     2,916,925
Equipment and fixtures                                          9,719,869     8,295,848
                                                              -----------   -----------
                                                               17,146,757    14,468,488
Accumulated depreciation and amortization                       8,690,500     7,573,775
                                                              -----------   -----------
                                                              $ 8,456,257   $ 6,894,713
                                                              ===========   ===========

 Depreciation and amortization of premises and equipment was $1,128,263, $1,025,796, and $841,833 for 1999, 1998, and 1997, respectively. Amortization of intangible assets, excluding amortization of deposit premiums, was $110,110, $53,787 and $33,617, for 1999, 1998, and 1997, respectively.

 At December 31, 1999, the Company has a commitment to purchase additional ATM machines amounting to $256,000.

 The Company increased the depreciable life of ATM machines in March, 1997 from five to ten years based on its actual experience. This change reduced depreciation expense that would have been recorded in 1997 on ATM machines by $114,000. The Company uses a 10 year life currently for all ATM machines.

8. DEPOSITS

 Major classifications of interest-bearing deposits are as follows:

                                                                  1999          1998
                                                                  ----          ----
NOW and SuperNOW                                              $ 30,124,529   $ 33,191,119
Money market                                                    49,125,185     51,714,305
Savings                                                         46,011,819     44,592,752
Certificates of deposit of $100,000 or more                     21,635,453     10,072,456
Other time deposits                                             73,595,205     59,590,656
                                                              ------------   ------------
                                                              $220,492,191   $199,161,288
                                                              ============   ============


 Certificates of deposit of $100,000 or more mature as follows:

Three months or less                                          $  8,177,178   $  7,479,658
Over three through twelve months                                 6,573,672      1,874,337
Over one to five years                                           6,884,603        718,461
                                                              ------------   ------------
                                                              $ 21,635,453   $ 10,072,456
                                                              ============   ============

 Interest expense associated with certificates of deposit of $100,000 or more was $795,285, $531,200, and $453,459 for the years ended December 31, 1999,
1998, and 1997, respectively.

 Other time deposits mature as follows:

                                                                 1999           1998
                                                                 ----           ----
Maturing within one year                                      $57,912,109   $47,606,008
Maturing over one to five years                                15,435,569    11,967,224
Maturing over five years                                          247,527        17,424
                                                              -----------   -----------
                                                              $73,595,205   $59,590,656
                                                              ===========   ===========

9. BRANCH ACQUISITION

On June 23, 1995, the Company acquired a branch office from First Union National Bank of Maryland. This branch had total deposits at the date of acquisition of $22,765,077. The Company also acquired related real estate and equipment of $530,000 and loans of $17,303. The deposit premium of $1,847,663 is being amortized using the straight line method over 15 years. Amortization expense recorded amounted to $123,180 for 1999, 1998 and 1997, respectively. The remaining unamortized balance at December 31, 1999 was $1,293,353. This amount is included in other assets in the Consolidated Balance Sheets.

10. BORROWINGS

 Federal funds purchased and securities sold under agreements to repurchase represent transactions with customers for correspondent or commercial account cash management services, and borrowings by the Company under lines of credit with other institutions. The transactions with customers are overnight borrowing arrangements with interest rates discounted from the federal funds sold rate. Securities underlying the customer repurchase agreements are maintained in the Company's control. Additional information is as follows:

                            1999         1998         1997
                            ----         ----         ----
Total outstanding
 at period end          $13,650,176   $12,816,453   $11,024,441
Average amount
 outstanding during
 period                 14,584,035    11,138,269     7,098,332
Maximum amount
 outstanding at any
 month end              18,912,001    15,425,304    11,024,441
Weighted average
 interest rate at
 period end                  4.80%         4.07%         4.82%
Weighted average
 interest rate for
 the period                  4.42%         5.18%         4.56%

 Notes payable - U.S. Treasury are Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve Bank on a periodic basis. The Company pays interest on these deposits at a slight discount to the federal funds sold rate.

 Advances from the Federal Home Loan Bank (FHLB) of Atlanta amounted to $66,000,000 and $35,000,000 at December 31, 1999 and 1998, respectively.
Advances averaged $42,916,040 and $18,733,330 for 1999 and 1998, respectively, with weighted average costs of 5.34% for 1999 and 5.68% for 1998. At
December 31, 1999, the advances carried a weighted average interest rate of 4.81%, and matured at dates ranging from September 5, 2000 through August 6, 2009. At December 31, 1998, the advances carried a weighted average interest rate of 5.25% and matured at various dates from September 2, 1999 through March 26, 2008. The Bank has a total secured line of $90 million with the FHLB for which the Bank granted the FHLB a blanket security interest in its residential first mortgage loans.

 As noted above, the Company borrows under available unsecured federal funds lines of credit of $4 million and secured lines of credit of $20 million with other institutions. The balance outstanding under these lines was $0 and $1,075,000 at December 31, 1999 and 1998, respectively. These lines bear interest at the then current federal funds rate of the correspondent bank.

11. OTHER OPERATING EXPENSES

 Other operating expenses include the following:

--------------------------------------------------------------------------------

                                                                 1999         1998        1997
                                                                 ----         ----        ----
ATM services                                                  $2,088,009   $1,366,754   $1,272,969
Merchant credit card services                                  1,465,476    1,234,137      577,500
Data processing services                                         684,306      677,113      551,878
Marketing                                                        661,751      730,554      280,733
Printing, stationery, and supplies                               275,829      315,911      260,121
Professional services                                            274,178      257,644      189,563
Telephone                                                        247,679      212,148      128,871
Postage and freight                                              180,630      187,508      167,828
Directors' fees                                                  132,025      116,750      116,126
Deposit premium amortization                                     123,180      123,180      123,180
Software amortization                                            110,110       53,787       33,617
Liability insurance                                               90,319       76,123       91,357
FDIC assessment                                                   27,412       27,565       27,893
Other                                                          1,531,676    1,077,215    1,060,798
                                                              ----------   ----------   ----------
                                                              $7,892,580   $6,456,389   $4,882,434
                                                              ==========   ==========   ==========

12. STOCK OPTIONS

The Company adopted a stock option incentive plan in 1998, which provides for the granting of common stock options to directors and key employees. These stock option awards contain a serial feature whereby one third of the options granted vest and can be exercised after each year. Option prices are equal to the estimated fair market value of the common stock at the date of the grant. Options expire ten years after the date of grant if not exercised.

 Information with respect to options outstanding is as follows for the year ended December 31:

                                                               1999                           1998

                                                    Shares    Option Price Range   Shares     Option Price Range
                                                    -----     ------------------   ------     ------------------
Outstanding at beginning of year                    70,400                               -
  Granted                                           59,400     $16.13 to $16.25     70,400     $17.54 to $19.00
  Exercised                                              -                               -
  Expired/Canceled                                  25,200                               -
                                                   -------                          ------
Outstanding at end of year                         104,600     $16.13 to $19.00     70,400     $17.54 to $19.00
                                                   -------                          ------
Exercisable at December 31                          17,067                               -
                                                   -------                          ------

 The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1999 and 1998:

--------------------------------------------------------------------------------

                                                                   1999           1998
                                                                   ----           ----
Dividend yield                                                1.97% to 1.98%   1.53% to 1.65%
Expected volatility                                                   25.47%              30%
Risk free rate                                                 5.68 to 6.42%            5.50%
Expected lives                                                      10 years         10 years

 The Company uses the intrinsic value method to account for stock based compensation plans. Because the option price of stock options granted was equal to the market price of the common stock at the date of grant for all options granted, no compensation expense related to the options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31, 1999 and 1998:

--------------------------------------------------------------------------------

                                                                    1999              1998
                                                                    ----              ----
Net Income:
  As Reported                                                 $    2,846,047   $    2,974,349
  Pro forma                                                   $    2,763,829   $    2,769,375
Basic Earnings Per Share:
  As Reported                                                 $         1.01   $         1.04
  Pro forma                                                   $         0.99   $         0.96
Diluted Earnings Per Share:
  As reported                                                 $         1.01   $         1.04
  Pro forma                                                   $         0.99   $         0.96

13. NET INCOME PER SHARE

 The calculation of net income per common share is as follows for the years ended December 31:

--------------------------------------------------------------------------------

                                                                 1999         1998         1997
                                                                 ----         ----         ----
BASIC:
Net income (applicable to common stock)                       $2,846,047   $2,974,349   $2,139,492
Average common shares outstanding                              2,817,458    2,878,212    2,926,018
Basic net income per share                                    $     1.01   $     1.04   $     0.73
DILUTED:
Net income (applicable to common stock)                       $2,846,047   $2,139,492   $2,028,423
Average common shares outstanding                              2,817,458    2,878,212    2,926,018
Stock option adjustment                                                -            -            -
                                                              ----------   ----------   ----------
Average common shares outstanding-diluted                      2,817,458    2,878,212    2,926,018
Diluted net income per share                                  $     1.01   $     1.04   $     0.73

14. COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on available for sale classified securities that will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income for the years ended December 31:

                                                                  1999          1998           1997
                                                                  ----          ----           ----
Net Income                                                    $ 2,846,047   $ 2,974,349   $ 2,139,492
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) during the period            (3,589,866)    2,987,333     1,211,340
Less: Adjustment for security gains                              (239,669)   (2,404,348)     (175,377)
                                                              -----------   -----------   -----------
Other comprehensive income before tax                          (3,350,197)      582,985     1,035,963
Income taxes on comprehensive income                            1,293,846      (225,149)     (400,089)
                                                              -----------   -----------   -----------
Other comprehensive income after tax                           (2,056,351)      357,836       635,874
                                                              -----------   -----------   -----------
Comprehensive income                                          $   789,696   $ 3,332,185   $ 2,775,366
                                                              ===========   ===========   ===========

15. CAPITAL STANDARDS

The Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 1999 and 1998, the capital ratios and minimum capital requirements are as follows.

--------------------------------------------------------------------------------

                                                                               Minimum
                                                                                Capital                   To be well
                                                  Actual                       Adequacy                  Capitalized
   (in thousands)                         Amount          Ratio        Amount           Ratio        Amount           Ratio
   --------------                         ------          -----        ------           -----        ------           -----
DECEMBER 31, 1999
Total Capital
(to risk-weighted assets)
Consolidated                           $30,097,294        12.38%     $19,448,427         8.0%      $24,310,533         10.0%
Carrollton Bank                        $28,093,224        11.74%     $19,138,051         8.0%      $23,922,564         10.0%
Tier 1 Capital
(to risk-weighted assets)
Consolidated                           $26,710,969        10.99%     $ 9,724,213         4.0%      $14,586,320          6.0%
Carrollton Bank                        $25,256,933        10.56%     $ 9,569,026         4.0%      $14,353,538          6.0%
Tier 1 Capital
(to average assets)
Consolidated                           $26,710,969         7.30%     $14,627,602         4.0%      $18,284,503          5.0%
Carrollton Bank                        $25,256,933         7.02%     $14,387,894         4.0%      $17,984,867          5.0%

DECEMBER 31, 1998
Total Capital (to risk-weighted
assets)
Consolidated                           $31,523,051        16.75%     $15,051,740         8.0%      $18,814,675         10.0%
Carrollton Bank                        $26,321,708        14.64%     $14,379,727         8.0%      $17,974,659         10.0%
Tier 1 Capital
(to risk-weighted assets)
Consolidated                           $28,254,337        15.02%     $ 7,525,870         4.0%      $11,288,805          6.0%
Carrollton Bank                        $23,933,976        13.32%     $ 7,189,864         4.0%      $10,784,795          6.0%
Tier 1 Capital
(to average assets)
Consolidated                           $28,254,337         9.39%     $12,029,943         4.0%      $15,037,429          5.0%
Carrollton Bank                        $23,933,976         8.09%     $11,832,024         4.0%      $14,790,030          5.0%

 Tier 1 capital consists of capital stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

 Failure to meet the capital requirements could affect the Company's ability to pay dividends and accept deposits and may significantly affect the operations of the Company.

 As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

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

 The following table sets forth the financial status of the plan:

                                                                 1999         1998         1997
                                                                 ----         ----         ----
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year                     $6,215,846   $5,707,644   $4,888,812
  Service cost                                                   411,073      313,141      262,076
  Interest cost                                                  431,592      402,508      372,592
  Actuarial gain                                                (656,826)      40,515      445,744
  Benefits paid                                                 (296,668)    (247,962)    (261,580)
                                                              ----------   ----------   ----------
  Benefit obligation at end of year                           $6,105,017   $6,215,846   $5,707,644
                                                              ==========   ==========   ==========
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year              $5,961,647   $5,021,786   $4,288,052
  Actual return on plan assets                                 1,001,027      858,086      615,025
  Employer contribution                                                -      329,737      380,289
  Benefits paid                                                 (296,668)    (247,962)    (261,580)
                                                              ----------   ----------   ----------
  Fair value of plan assets at end of year                    $6,666,006   $5,961,647   $5,021,786
                                                              ==========   ==========   ==========
  Funded status                                               $  560,989   $ (254,199)  $ (685,858)
  Unrecognized net actuarial loss                               (915,047)     218,677      595,081
  Unrecognized prior service cost                                251,755      302,820      353,885
  Unrecognized net transition (asset)                             (6,504)     (52,983)     (99,462)
                                                              ----------   ----------   ----------
  Prepaid (accrued) benefit cost                              ($ 108,807)  $  214,315   $  163,646
                                                              ==========   ==========   ==========
ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT
  OBLIGATION WERE AS FOLLOWS:
  Discount rates                                                    7.75%        7.00%        7.25%
  Rates of increase in compensation levels                          5.50%        5.50%        5.50%
  Long-term rate of return on assets                                9.00%        9.00%        9.00%

NET PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
  Service cost                                                $  411,073   $  313,141   $  262,076
  Interest cost                                                  431,592      402,508      372,592
  Actual return on assets                                       (524,129)    (441,167)    (375,427)
  Net amortization and deferral                                    4,586        4,586        4,586
                                                              ----------   ----------   ----------
Net pension expense                                           $  323,122   $  279,068   $  263,827
                                                              ==========   ==========   ==========

 The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. The Company's contributions to this plan, included in expenses, were $83,872, $85,518 and $72,205, for 1999, 1998, and 1997, respectively.

17. CONTINGENCIES

 The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

18. INCOME TAXES

 The components of income tax expense are as follows:

                                                                1999         1998       1997
                                                                ----         ----       ----
CURRENT
Federal                                                       $801,771   $  823,249   $407,013
State                                                          116,589      170,841     54,080
                                                              --------   ----------   --------
                                                               918,360      994,090    461,093
DEFERRED                                                       (13,111)     109,693    216,457
                                                              --------   ----------   --------
                                                              $905,249   $1,103,783   $677,550
                                                              ========   ==========   ========

 The components of the deferred tax charge (benefits) were as follows:

Provision for loan losses                                     $(173,234)  $(32,731)  $(71,113)
Deferred origination costs                                      208,052     75,896    139,393
Deferred compensation plan                                       (9,689)    (8,805)    (8,139)
Depreciation                                                     81,732     45,523     94,002
Discount accretion                                               (1,539)    (2,096)     1,449
Retirement benefits                                            (118,433)    31,848     60,247
Ground rent losses                                                    -         58        618
                                                              ---------   --------   --------
                                                              $ (13,111)  $109,693   $216,457
                                                              =========   ========   ========

 The components of the net deferred tax asset (liability) were as follows:

DEFERRED TAX ASSETS
Allowance for loan losses                                     $  860,241   $  687,007   $654,276
Accrued retirement benefits                                       41,461            -          -
Deferred compensation plan                                       194,264      184,575    175,770
Unrealized losses on available for sale investment
  securities                                                     537,768            -          -
Allowance for ground rent losses                                  53,443       53,443     53,501
                                                              ----------   ----------   --------
                                                               1,687,177      925,025    883,547
                                                              ----------   ----------   --------
DEFERRED TAX LIABILITIES
Accrued retirement benefits                                            -       76,972     45,124
Deferred origination costs                                       473,252      265,200    189,304
Unrealized gains on available for sale investment securities           -      756,078    530,929
Depreciation                                                     320,641      238,909    193,386
Discount accretion                                                11,255       12,794     14,890
FHLB Stock dividends                                               2,019        2,019      2,019
                                                              ----------   ----------   --------
                                                                 807,167    1,351,972    975,652
                                                              ----------   ----------   --------
NET DEFERRED TAX ASSET (LIABILITY)                            $  880,010   $ (426,947)  $(92,105)
                                                              ==========   ==========   ========

 The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

--------------------------------------------------------------------------------

                                                                1999       1998       1997
                                                                ----       ----       ----
Statutory federal income tax rate                             %   34.0   %   34.0   %   34.0
INCREASE (DECREASE) RESULTING FROM:
Tax-exempt income                                              (12.4)     (10.5)     (12.8)
State income taxes, net of federal income tax benefit            2.0        2.9        2.2
Other                                                             .5         .7         .7
                                                               -----      -----      -----
                                                                24.1%      27.1%      24.1%
                                                               =====      =====      =====

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

 The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $570,502, $716,525, and $666,851 for 1999, 1998, and 1997,
respectively.

 Lease obligations will require rent payments as follows:

Period                   Minimum Rentals
------                   ---------------
2000                      $  510,448
2001                         441,289
2002                         416,737
2003                         421,150
2004                         402,094
Remaining years            1,796,039
                          ----------
                          $3,987,757
                          ==========

20. PARENT COMPANY FINANCIAL INFORMATION

 The balance sheets for 1999 and 1998 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 1999, 1998, and 1997, are presented below:

                                 BALANCE SHEETS

                                                                   1999           1998
                                                                   ----           ----
ASSETS
Cash                                                          $    13,867   $     6,341
Interest-bearing deposits in subsidiary                           113,299       423,711
Investment in subsidiary                                       25,207,100    25,826,162
Investment securities available for sale                        4,869,467     4,997,626
Other assets                                                        3,474         5,130
                                                              -----------   -----------
                                                              $30,207,207   $31,258,970
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                   $   322,630   $   386,442
                                                              -----------   -----------

SHAREHOLDERS' EQUITY
Common Stock                                                    2,776,904    14,147,440
Surplus                                                        18,016,419     7,559,137
Retained earnings                                               9,945,947     7,964,293
Accumulated other comprehensive income                           (854,693)    1,201,658
                                                              -----------   -----------
                                                               29,884,577    30,872,528
                                                              -----------   -----------
                                                              $30,207,207   $31,258,970
                                                              ===========   ===========

                                      STATEMENTS OF INCOME

                                                                 1999         1998         1997
                                                                 ----         ----         ----
INCOME
Dividends from subsidiary                                     $1,511,862   $1,617,751   $1,370,657
Interest and dividends                                           126,255      129,491      126,014
Security gains                                                   227,593    2,308,818      142,363
                                                              ----------   ----------   ----------
                                                               1,865,710    4,056,060    1,639,034
EXPENSES                                                         133,466      116,517       83,464
                                                              ----------   ----------   ----------
Income before income taxes and equity in undistributed net
  income of subsidiary                                         1,732,244    3,939,543    1,555,570
Income tax expense                                                61,538      870,763       40,381
                                                              ----------   ----------   ----------
                                                               1,670,706    3,068,780    1,515,189
Equity in undistributed net income of subsidiary               1,175,341      (94,431)     624,303
                                                              ----------   ----------   ----------
NET INCOME                                                    $2,846,047   $2,974,349   $2,139,492
                                                              ==========   ==========   ==========

                            STATEMENTS OF CASH FLOWS


                                                                        Years Ended December 31

                                                                  1999          1998           1997
                                                                  ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Cash dividends from subsidiary                                $ 1,511,862   $ 1,617,751   $ 1,370,657
Interest and dividends received                                   127,912       143,268       107,107
Cash paid to suppliers                                           (136,241)     (112,818)      (83,909)
Income taxes paid                                                  42,240      (889,950)      (90,974)
                                                              -----------   -----------   -----------
                                                                1,545,773       758,251     1,302,881
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits              524,917      (429,852)      290,652
Proceeds from sales of securities available for sale            1,885,184     2,630,807       492,636
Purchases of securities available for sale                     (2,170,701)     (727,072)   (1,006,764)
                                                              -----------   -----------   -----------
                                                                  239,400     1,473,883      (223,476)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                   (864,393)     (821,917)     (750,350)
Common stock repurchase and retirement                           (913,254)   (1,429,974)     (303,232)
                                                              -----------   -----------   -----------
                                                               (1,777,647)   (2,251,891)   (1,053,582)
                                                              -----------   -----------   -----------
Net (decrease) increase in cash                                     7,526       (19,757)       25,823
Cash at beginning of year                                           6,341        26,098           275
                                                              -----------   -----------   -----------
Cash at end of year                                           $    13,867   $     6,341   $    26,098
                                                              ===========   ===========   ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES
Net income                                                    $ 2,846,047   $ 2,974,349   $ 2,139,492

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
Equity in undistributed income of subsidiary                   (1,175,341)       94,431      (624,303)
Security gains                                                   (227,593)   (2,308,818)     (142,363)
Decrease (increase) in accounts receivable                          1,656        14,739       (19,386)
Increase (decrease) in accounts payable                           101,004       (16,450)      (50,559)
                                                              -----------   -----------   -----------
                                                              $ 1,545,773   $   758,251   $ 1,302,881
                                                              ===========   ===========   ===========

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


                                                             December 31, 1999            December 31, 1998

                                                        Carrying                      Carrying
                                                         amount       Fair value       amount        Fair value
                                                       ----------     ----------      --------       ----------
FINANCIAL ASSETS
Cash and due from banks                               $ 24,795,534   $ 24,795,534   $ 32,524,320   $ 32,524,320
Federal funds sold                                       2,840,365      2,840,365         22,145         22,145
Investment securities (total)                           75,797,478     75,797,478     65,132,658     65,482,873
Loans held for sale                                      2,557,922      2,557,922      3,493,960      3,493,960
Loans, net                                             254,611,044    247,304,439    204,919,155    209,945,276
Accrued interest receivable                              2,381,008      2,381,008      2,060,746      2,060,746

FINANCIAL LIABILITIES
Noninterest-bearing deposits                          $ 41,957,674   $ 41,957,674   $ 37,817,737   $ 37,817,737
Interest-bearing deposits                              220,492,191    222,194,798    199,161,288    200,230,465
Federal funds purchased                                  1,115,923      1,115,923      2,545,640      2,545,640
Notes payable-U.S. Treasury                              1,830,856      1,830,856        414,906        414,906
Securities sold under agreements to repurchase          12,534,253     12,534,253     10,270,813     10,270,813
Advances from the Federal Home Loan Bank                66,000,000     62,076,053     35,000,000     35,276,070
Accrued interest payable                                   491,728        491,728        235,696        235,696

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

 Segment information for the Company for 1999 is as follows:

                          Commercial/   Electronic                 Mortgage       Segment
                          Retail Bank     Banking     Brokerage      Unit         Totals         Eliminations   Consolidated
                          -----------     -------     ---------      ----         ------         ------------   ------------
Interest income          $ 22,017,371   $     9,595   $    5,088   $ 3,518,639   $ 25,550,693   $(3,294,797)   $ 22,255,896
Interest expense         (10,919,058)      (519,375)           -    (2,810,013)   (14,248,446)    3,294,797     (10,953,649)
                         ------------   -----------   ----------   -----------   ------------   ------------   ------------
Net interest income       11,098,313       (509,780)       5,088       708,626     11,302,247             -      11,302,247
Provision for loan
 losses                     (501,240)             -            -       (96,600)      (597,840)            -        (597,840)
Other income               2,330,386      7,417,913    1,013,251       149,893     10,911,443             -      10,911,443
Intersegment income           65,985              -            -             -         65,985       (65,985)              -
Operating expenses       (11,566,639)    (5,297,546)    (696,778)     (369,576)   (17,930,539)       65,985     (17,864,554)
                         ------------   -----------   ----------   -----------   ------------   ------------   ------------
Income before tax          1,426,805      1,610,587      321,561       392,343      3,751,296             -       3,751,296
Tax provision               (295,761)      (333,821)    (124,187)     (151,480)      (905,249)            -        (905,249)
                         ------------   -----------   ----------   -----------   ------------   ------------   ------------
Net income (loss)        $ 1,131,044    $ 1,276,766   $  197,374   $   240,863   $  2,846,047   $         -    $  2,846,047
                         ============   ===========   ==========   ===========   ============   ============   ============
Segment assets           $363,418,659   $12,466,038   $  302,127   $69,737,134   $445,923,958   $(70,304,757)  $375,619,201
Expenditures for
 segment purchases of
 premises, equipment
 and software            $ 1,759,022    $ 1,088,819   $    2,719   $     9,378   $  2,859,938                  $  2,859,938

 Other income for the commercial/retail bank includes $239,669 in gains on security sales.

 Other income for electronic banking includes $1,554,526 in gain on sale of merchant services unit.

 A reconciliation of total segment assets to consolidated total assets follows:

Total segment assets                                          $445,923,958
Elimination of intersegment loans                              (69,892,058)
Elimination of intersegment deposit accounts                      (412,699)
                                                              ------------
                                                              $375,619,201
                                                              ============

 Segment information for the Company for 1998 is as follows:

--------------------------------------------------------------------------------

                          Commercial/   Electronic                 Mortgage       Segment
                          Retail Bank     Banking     Brokerage      Unit         Totals         Eliminations   Consolidated
                          -----------     -------     ---------      ----         ------         ------------   ------------
Interest income          $ 20,336,274   $         -   $   5,112   $ 1,837,418   $ 22,178,804  $ (1,819,602)   $ 20,359,202
Interest expense          (9,626,450)      (333,925)         -     (1,455,949)   (11,416,324)    1,819,602      (9,596,722)
                         ------------   -----------   ---------   -----------   ------------   ------------   ------------
Net interest income       10,709,824       (333,925)     5,112        381,469     10,762,480             -      10,762,480
Provision for loan
 losses                     (570,000)             -          -        (45,000)      (615,000)            -        (615,000)
Other income               4,502,718      4,141,367    921,048        192,255      9,757,388             -       9,757,388
Intersegment income           49,694              -          -              -         49,694       (49,694)              -
Operating expenses       (11,144,772)    (3,826,799)  (614,860)      (289,999)   (15,876,430)       49,694     (15,826,736)
                         ------------   -----------   ---------   -----------   ------------   ------------   ------------
Income before tax          3,547,464        (19,357)   311,300        238,725      4,078,132             -       4,078,132
Tax provision               (898,836)         7,476   (120,226)       (92,197)    (1,103,783)            -      (1,103,783)
                         ------------   -----------   ---------   -----------   ------------   ------------   ------------
Net income (loss)        $ 2,648,628    $   (11,881)  $191,074    $   146,528   $  2,974,349   $         -    $  2,974,349
                         ============   ===========   =========   ===========   ============   ============   ============
Segment assets           $304,271,843   $13,804,997   $288,326    $42,958,314   $361,323,480   $(43,469,491)  $317,853,989
Expenditures for
 segment purchases of
 premises, equipment
 and software            $ 1,732,065    $   341,198   $ 17,685    $    60,534   $  2,151,482                  $  2,151,482

 Other income for the commercial/retail bank includes $2,404,348 in gains on security sales.

 A reconciliation of total segment assets to consolidated total assets follows:

Total segment assets                                          $361,323,480
Elimination of intersegment loans                              (42,025,412)
Elimination of intersegment deposit accounts                    (1,444,079)
                                                              ------------
                                                              $317,853,989
                                                              ============

23. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                         Year Ended December 31, 1999

                                                               Fisrt       Second         First        Second
                                                              Quarter      Quarter       Quarter       Quarter
                                                              -------      -------       -------       -------
Interest income                                            $ 4,861,233   $ 5,312,781   $ 5,848,495   $ 6,233,387
Interest expense                                            (2,258,178)   (2,445,523)   (2,941,912)   (3,308,036)
                                                           -----------   -----------   -----------   -----------
Net interest income                                          2,603,055     2,867,258     2,906,583     2,925,351
Provision for loan losses                                     (144,900)     (144,900)     (149,450)     (158,590)
Security gains (losses)                                         41,780        35,950         7,995       153,944
Gains on loan sales                                            249,940             -             -             -
Gains on sale of merchant services                                   -             -     1,554,526             -
Other income                                                 2,056,530     2,368,532     2,326,404     2,115,842
Operating expenses                                          (4,174,950)   (4,447,843)   (4,658,417)   (4,583,344)
                                                           -----------   -----------   -----------   -----------
Income before taxes                                            631,455       678,997     1,987,641       453,203
Tax provision                                                 (124,038)     (108,107)     (622,150)      (50,954)
                                                           -----------   -----------   -----------   -----------
Net income                                                 $   507,417   $   570,890   $ 1,365,491   $   402,249
                                                           ===========   ===========   ===========   ===========
Earnings per share                                               $0.18         $0.19         $0.50         $0.14
                                                           ===========   ===========   ===========   ===========
Cash dividends per share                                       $0.0725       $0.0725         $0.08       $0.0825
                                                           ===========   ===========   ===========   ===========
Market prices: high                                             $18.00        $18.00        $19.25        $18.00
                                                           ===========   ===========   ===========   ===========
              low                                               $16.25        $16.13        $17.25        $14.25
                                                           ===========   ===========   ===========   ===========

--------------------------------------------------------------------------------

                                                                         Year Ended December 31, 1998

                                                               Fisrt       Second         First        Second
                                                              Quarter      Quarter       Quarter       Quarter
                                                              -------      -------       -------       -------
Interest income                                            $ 4,959,960   $ 5,129,817   $ 5,294,807   $ 4,974,618
Interest expense                                            (2,330,595)   (2,465,265)   (2,514,257)   (2,286,605)
                                                           -----------   -----------   -----------   -----------
Net interest income                                          2,629,365     2,664,552     2,780,550     2,688,013
Provision for loan losses                                      (75,000)      (90,000)     (315,000)     (135,000)
Security gains (losses)                                         88,514       195,995     2,063,947        55,892
Gains on loan sales                                                  -             -       253,630       195,201
Other income                                                 1,461,790     1,668,305     1,812,040     1,962,074
Operating expenses                                          (3,509,586)   (3,864,671)   (4,093,229)   (4,359,250)
                                                           -----------   -----------   -----------   -----------
Income before taxes                                            595,083       574,181     2,501,938       406,930
Tax provision                                                 (115,576)     (110,691)     (844,130)      (33,386)
                                                           -----------   -----------   -----------   -----------
Net income                                                 $   479,507   $   463,490   $ 1,657,808   $   373,544
                                                           ===========   ===========   ===========   ===========
Earnings per share                                               $0.17         $0.16         $0.58         $0.13
                                                           ===========   ===========   ===========   ===========
Cash dividends per share                                         $0.07         $0.07         $0.07         $0.08
                                                           ===========   ===========   ===========   ===========
Market prices: high                                             $18.75        $19.50        $19.13        $17.16
                                                           ===========   ===========   ===========   ===========
              low                                               $16.67        $17.63        $16.25        $16.25
                                                           ===========   ===========   ===========   ===========

 All earnings per share amounts have been adjusted to reflect the 2 for 1 stock split in July, 1999 and the 5% stock dividend declared in January, 1998.

ITEM 9: CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS

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

PART III
-------------------

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT

 The Directors and Executive Officers of the Corporation are as follows:

Directors whose terms expire in 2000

 ALBERT R. COUNSELMAN - Mr. Counselman, age 51, has served as a director of the Bank since April 1985, and of the Company since its inception in 1990. He has been President of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm, since September 1987, and served in various executive positions with that firm from 1972 to September 1987. (1)(2)

 JOHN P. HAUSWALD - Mr. Hauswald, age 77, has served as a director of the Bank since 1964 and of the Company since its inception in 1990. He was, until his retirement in October 1989, President of The Hauswald Bakery. (1) (2)

 DAVID P. HESSLER - Mr. Hessler, age 43, has served as a director of the Bank since March 1999, and the Company since May 1999. He has been President and CEO of Eastern Sales & Engineering, an electrical contracting and service maintenance firm, since 1987 and was Vice president from 1986 to 1987.
Mr. Hessler has been Vice President of Advanced Petroleum Equipment, a distributorship, since its inception in 1998.

 WILLIAM C. ROGERS, JR. - Mr. Rogers, age 73, has served as a director of the Bank since 1955 and of the Company since its inception in 1990. He has been a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, since 1970. He has been Chairman of the Board of The Security Title Guarantee Corporation of Baltimore since 1970 and a director since 1952, and was President from 1970 until March 1989. Mr. Rogers is President of Maryland Mortgage Company where he has been a director
--------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

since 1953. He is also President of Moreland Memorial Park Cemetery, Inc. where he has been a director since 1959. He is the brother of John Paul Rogers, a director of the Bank and the Company.

Directors whose terms expire in 2001

 DALLAS R. ARTHUR - Mr. Arthur, age 55, has served as a director of Carrollton Bank, and the Company since October 1991. He has been President of both the Company and the Bank since October 1993, and Chief Executive Officer of both the Company and the Bank since February 1994. Mr. Arthur was Executive Vice President of the Bank from October 1991 until October 1993, and had served as First Senior Vice President of the Bank from December 1990 until October 1991. Mr. Arthur has been with the Bank since 1964.

 C. EDWARD HOERICHS - Mr. Hoerichs, age 88, has served as a director of the Bank since 1970 and of the Company since its inception in 1990. He is the founder of Edward Hoerichs & Sons, Inc., a mechanical contracting firm, and was its President from 1975 to its dissolution in 1993.

 ALLEN QUILLE - Mr. Quille, age 80, has served as a director of the Bank since 1976 and of the Company since its inception in 1990. He has been President of Quille's Parking, Inc. since 1933. Mr. Quille has also been Secretary of Quille-Crown Parking of Maryland since 1983. (1)

 JOHN PAUL ROGERS - Mr. Rogers, age 64, has served as a director of the Bank since 1970 and of the Company since its inception in 1990. Mr. Rogers has been Chairman of the Bank since February 1994. He was a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, from 1970 until December 1992. Mr. Rogers was senior title officer of The Security Title Guarantee Corporation of Baltimore from May 1991 until December 1992, having served as President from March 1989 until May 1991, and as Executive Vice President from March 1970 until March 1989. He is a Director of Maryland Mortgage Company and The Security Title Guarantee Corporation of Baltimore. He is the brother of William C. Rogers, Jr., a director of the Bank and the Company.

Directors whose terms expire in 2002

 STEVEN K. BREEDEN - Mr. Breeden, age 41, has served as a director of the Bank, since June 1994, and of the Company since October 1995. Mr. Breeden is currently Vice President and Secretary of Security Development Corporation, a real estate development company, a position he has held for the past five years(2).

 THELMA T. DALEY - Dr. Daley, age 68, has served as a director of the Bank since November 1995, and of the Company since May 1998. Dr. Daley retired as the Coordinator of Counseling and Guidance for The Baltimore County Board of Education.

 HOWARD S. KLEIN - Mr. Klein, age 40, has served as a director of the Bank since March 1999 and of the Company since April 1999. Mr. Klein has been Vice President and General Counsel for a family-operated chain of five full serve supermarkets and related development and operating companies since 1987.

 LEO A. O'DEA - Mr. O'Dea, age 69, has served as a director of the Bank since 1983 and of the Company since its inception in 1990. Mr. O'Dea was elected Chairman of the Company in February 1994. He was President of Hamilton & Spiegel, Inc., a sheet metal contractor, from 1979 until his retirement in 1997.
(2)

 THE BOARD OF DIRECTORS OF THE COMPANY MET 9 TIMES AND THE BOARD OF DIRECTORS OF THE BANK 18 TIMES DURING THE YEAR ENDED DECEMBER 31, 1999. THE BOARD OF DIRECTORS OF THE BANK MEETS 18 TIMES EACH YEAR. NO DIRECTOR ATTENDED FEWER THAN 75% OF THE TOTAL NUMBER OF MEETINGS OF BOTH BOARDS AND COMMITTEES TO WHICH THEY WERE ASSIGNED DURING THE YEAR ENDED DECEMBER 31, 1999.

 AS OF THE DATE OF THIS PROXY STATEMENT, THE BOARD OF DIRECTORS DOES NOT HAVE A STANDING NOMINATING COMMITTEE.

 THE AUDIT COMMITTEE HELD 5 MEETINGS DURING 1999. ITS CURRENT MEMBERS ARE MESSRS. COUNSELMAN, HAUSWALD AND QUILLE. ONLY NONEMPLOYEE DIRECTORS ARE ELIGIBLE TO SERVE ON THE AUDIT COMMITTEE. THE DUTIES OF THE AUDIT COMMITTEE INCLUDE REVIEWING THE ANNUAL FINANCIAL STATEMENTS OF THE COMPANY AND THE SCOPE OF THE INDEPENDENT ANNUAL AUDIT AND INTERNAL AUDITS. IT ALSO REVIEWS THE INDEPENDENT ACCOUNTANT'S LETTER TO MANAGEMENT CONCERNING THE EFFECTIVENESS OF THE COMPANY'S INTERNAL FINANCIAL AND ACCOUNTING CONTROLS AND MANAGEMENT'S RESPONSE TO THAT LETTER. IN ADDITION, THE COMMITTEE REVIEWS AND RECOMMENDS TO THE BOARD THE FIRM TO BE ENGAGED AS THE COMPANY'S INDEPENDENT ACCOUNTANTS. THE COMMITTEE MAY ALSO EXAMINE AND CONSIDER OTHER MATTERS RELATING TO THE FINANCIAL AFFAIRS OF THE COMPANY AS IT DETERMINES APPROPRIATE.

 THE COMPENSATION COMMITTEE MET 2 TIMES DURING 1999. ITS CURRENT MEMBERS ARE MESSRS. BREEDEN, COUNSELMAN, HAUSWALD, AND O'DEA. THE PURPOSE OF THE COMPENSATION COMMITTEE IS TO REVIEW AND APPROVE MAJOR COMPENSATION AND BENEFIT POLICIES OF THE COMPANY AND THE BANK. IN ADDITION, THE COMMITTEE RECOMMENDS TO THE BOARD THE COMPENSATION TO BE PAID TO ALL OFFICERS, SENIOR VICE PRESIDENT AND ABOVE, OF THE BANK.

 DIRECTORS WHO ARE NOT EMPLOYEES OF THE BANK RECEIVE A MONTHLY FEE OF $900 FOR BOARD MEETINGS, AND BETWEEN $75 AND $150 PER COMMITTEE MEETING ATTENDED. THE CHAIRMAN OF THE BOARD OF THE BANK RECEIVES A MONTHLY FEE OF $1,100. DIRECTORS DO NOT RECEIVE ADDITIONAL FEES FOR THEIR SERVICE AS DIRECTORS OF THE COMPANY.

OTHER EXECUTIVE OFFICERS AND
DIRECTORS OF THE BANK

 Certain information regarding directors and significant employees of the Bank other than those previously mentioned is set forth below.

 ROBERT A. ALTIERI - Mr. Altieri, age 38, has been Senior Vice
President--Lending of the Bank since June 1994 and previously was Vice President--Commercial Lending since September 1991.

 EDWARD R. BOOTEY - Mr. Bootey, age 53, has been Senior Vice President--Automation & Technology since October, 1995, and was Senior Vice President--Operations of the Bank from June 1994 to October 1995. Mr. Bootey previously served as Vice President--Operations from January 1991. He served as Assistant Vice President--Operations from December 1987 until January 1991.

 RANDALL M. ROBEY - Mr. Robey, age 42, has been Senior Vice President, Chief Financial Officer and Treasurer of the Bank since October 1999. Prior to joining Carrollton Bank, Mr. Robey was Vice President of Financial Services of Mercantile Bank & Trust in Baltimore, Maryland from June 1998 to October 1999, and prior to that Senior Vice President and Chief Financial Officer of Annapolis Bank & Trust from March 1989 to June 1998.

 GARY M. JEWELL - Mr. Jewell, age 53, has been Senior Vice President and Retail Delivery Group Manager since July 1998. He was previously Senior Vice President Electronic Banking from March 1996 to July 1998. Prior to joining Carrollton Bank, Mr. Jewell was Director of Product Management and Point of Sale Services for the MOST EFT network in Reston, Virginia from March 1995 to March 1996 and prior to that Director/Manager of Merchant Services for the Farmers and Mechanics National Bank from 1993 to March 1995.

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

ITEM 11: EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid or allocated for services rendered to the Company in all capacities during the years ended December 31, 1997, 1998 and 1999 to the chief executive officer of the Company. The compensation of the other members of executive management is not required to be provided because the base compensation of each of such individuals does not exceed $100,000.

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------

                                                                            Long-Term Incentive Plan
                                                                               Stock Option Grants
Name and Principal Position                            Year   Salary ($)            (Shares)           Bonus ($)
---------------------------                            ----   ----------    ------------------------   ---------
Dallas R. Arthur, President and Chief                  1999     $132,912              16,000            7,500
Executive Officer                                      1998     $126,757               8,000                -
                                                       1997     $119,911                   -                -


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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth, as of December 31, 1999, certain information concerning shares of the Common Stock of the Company beneficially owned by
(i) the chief executive officer of the Company; (ii) all directors and nominees for directors of the Company and the Bank; (iii) all directors and officers of the Company and the Bank as a group; and (iv) other significant shareholders.


Name and Address of                                           Amount and Nature of     Percent of
Beneficial Owner (12)                                         Beneficial Ownership        Class
---------------------                                         --------------------     ----------
Directors:
Dallas R. Arthur                                                       3,024(2)             *
Steven K. Breeden                                                      5,820(3)             *
Albert R. Counselman                                                  30,602(4)             *
Thelma T. Daley                                                          110                *
John P. Hauswald                                                      11,802(5)             *
David P. Hessler                                                         400                *
C. Edward Hoerichs                                                     4,466                *
Howard S. Klein                                                        3,400(6)             *
Leo A. O'Dea                                                          11,216(7)             *
Allen Quille                                                           3,890                *
John Paul Rogers                                                     193,412(8)          6.91%
William C. Rogers, Jr.                                               257,372(8)(9)(10)    9.24%
All Directors and Executive Officers of the Company as A
  Group (17 persons)                                                 529,350            19.07%
Other Significant Shareholder:
Patricia A. Rogers                                                   224,782(11)         8.07%

------------------------------
*   Less than 1%

(1) Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.

(2) Includes 1,678 shares owned jointly by Mr. Arthur and his wife. Excludes 976 shares owned by Mr. Arthur's wife.

(3) Includes 2,698 shares owned jointly by Mr. Breeden and his wife.

(4) Excludes 1,000 shares owned by Mr. Counselman's wife.

(5) Includes 11,490 shares owned jointly by Mr. Hauswald and his wife. Excludes 10,538 shares owned by Mr. Hauswald's wife.

(6) Includes 400 shares owned jointly by Mr. Klein and his wife. Also includes 1,600 shares owned by Colgate Investments, LLP, of which Mr. Klein is a shareholder and 600 shares Mr. Klein holds as trustee for minor children under the Maryland Uniform Gift to Minors Act.

(7) Excludes 15,754 shares owned by Mr. O'Dea's wife.

(8) Includes 63,904 shares owned by The Security Title Guarantee Corporation of Baltimore and

    9,506 shares owned by Maryland Mortgage Company, of which John Paul Rogers is a director, and of which William C. Rogers, Jr. is Chairman and President, respectively, as well as a director.

(9) Includes 6,494 shares owned by the Moreland Memorial Park Cemetery Bronze Perpetual Care Trust Agreement, Inc. 11,750 shares owned by the

    Moreland Memorial Park Cemetery, Inc. Perpetual Care Trust Agreement, 3,226 shares owned by the Moreland Memorial Park, Inc. Bronze Marker Perpetual Care Trust Fund, and 32,414 shares owned by the Moreland Memorial Park Cemetery, Inc. Perpetual Care Trust Agreement for which William C. Rogers, Jr. serves as a trustee.

(10) Includes 128,598 shares owned jointly by Mr. Rogers and his wife. Excludes 11,548 shares owned by Mr. Roger's wife.

(11) Includes 151,372 shares owned by Mrs. Rogers. Also includes 63,904 shares owned by The Security Title Guarantee Corporation of Baltimore and 9,506 shares owned by Maryland Mortgage Company, of which Mrs. Rogers is a principal shareholder.

(12) All directors, executive officers and other significant shareholders may be contacted at the Company's corporate offices by addressing correspondence to the appropriate person, care of Carrollton Bancorp, 344 North Charles Street, Suite 300, Baltimore, Maryland 21201.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 During the past year the Bank has had banking transactions in the ordinary course of its business with: (i) its directors and nominees for directors;
(ii) its executive officers; (iii) its 5% or greater shareholders; (iv) members of the immediate family of its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1999, the balance of loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $2,699,906, which represented approximately 9.0% of the Company's equity capital accounts.

 WILLIAM C. ROGERS, JR. - a director of both the Company and the Bank, is a partner of the law firm of Rogers, Moore and Rogers which performs legal services for the Company and its subsidiaries. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

 ALBERT R. COUNSELMAN - a director of both the Company and the Bank, is President of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm through which the Company and the Bank place various insurance policies. The Company and the Bank paid total premiums for insurance policies placed by Riggs, Counselman, Michaels & Downes, Inc. in 1999 of $126,252. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

PART IV
-------------------

ITEM 14: EXHIBITS LIST AND REPORTS
ON FORM 8-K

    a)  List of Exhibits:

        EXHIBIT
         NUMBER         DESCRIPTION
         3(i)           Articles of Incorporation of Carrollton
                        Bancorp *
        3(ii)           By-Laws of Carrollton Bancorp *
         10.1           Lease dated January 24, 1989 by and
                        between Hill Management Services, Inc.
                        and The Carrollton Bank of Baltimore. *
         10.2           Lease dated July 21, 1989 by and between
                        Hill Management Services, Inc. and The
                        Carrollton Bank of Baltimore. *
         10.3           Lease dated October 30, 1959 between
                        Arbutus Shopping Plaza, Inc. and The
                        Carrollton Bank of Baltimore, as amended.*
         10.4           Lease dated August 3, 1976 between
                        Arbutus Shopping Plaza, Inc. and The
                        Carrollton Bank of Baltimore. *
         10.5           Lease dated March 28, 1968 by and between
                        Charles Towers Partnership and The
                        Carrollton Bank of Baltimore. *
         10.6           Lease dated November 18, 1983 by and
                        between Charles Towers Partnership and
                        The Carrollton Bank of Baltimore. *
         10.7           Lease dated May 20, 1971 by and between
                        Home Mutual Life Insurance Company and
                        The Carrollton Bank of Baltimore. *
         10.8           Lease dated April 17, 1974 by and between
                        Liberty Plaza Enterprises, Inc. and The
                        Carrollton Bank of Baltimore. *
         10.9           Lease dated July 19, 1988 by and between
                        Northway Limited Partnership and The
                        Carrollton Bank of Baltimore. *
        10.10           Lease dated August 11, 1994 by and
                        between Kensington Associates Limited
                        Partnership and Carrollton Bank. **
        10.11           Lease dated October 11, 1994 by and
                        between Ridgeview Associates Limited
                        Partnership and Carrollton Bank. **

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

CARROLLTON BANCORP

March 23, 2000 By: /s/ DALLAS R. ARTHUR
               -----------------------------------------
               Dallas R. Arthur
               President and Chief Executive Officer

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

March 23, 2000  By: /s/ DALLAS R. ARTHUR
                -----------------------------
                Dallas R. Arthur
                President and Chief Executive
                Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

March 23, 2000  By: /s/ RANDALL M. ROBEY
                -----------------------------
                Randall M. Robey
                Treasurer

                Board of Directors

March 23, 2000  /s/ DALLAS R. ARTHUR
                ------------------------------
                Dallas R. Arthur
                Director

March 23, 2000  /s/ STEVEN K. BREEDEN
                ------------------------------
                Steven K. Breeden
                Director

March 23, 2000  /s/ ALBERT R. COUNSELMAN
                ------------------------------
                Albert R. Counselman
                Director

March 23, 2000  /s/ THELMA T. DALEY
                ------------------------------
                Thelma T. Daley
                Director

March 23, 2000  /s/ JOHN P. HAUSWALD
                ------------------------------
                John P. Hauswald
                Director

March 23, 2000  /s/ DAVID P. HESSLER
                ------------------------------
                David P. Hessler
                Director

March 23, 2000  /s/ C. EDWARD HOERICHS
                ------------------------------
                C. Edward Hoerichs
                Director

March 23, 2000  /s/ HOWARD S. KLEIN
                ------------------------------
                Howard S. Klein
                Director

March 23, 2000  /s/ LEO A. O'DEA
                ------------------------------
                Leo A. O'Dea
                Director

March 23, 2000  /s/ ALLEN QUILLE
                ------------------------------
                Allen Quille
                Director

March 23, 2000  /s/ JOHN PAUL ROGERS
                ------------------------------
                John Paul Rogers
                Director

March 23, 2000  /s/ WILLIAM C. ROGERS, JR.
                ------------------------------
                William C. Rogers, Jr.
                Director

EXHIBIT INDEX

Exhibit
Number                                     Description                                Numbered Page
3(i)                    Articles of Incorporation of Carrollton Bancorp                      *
  3(ii)                 By-Laws of Carrollton Bancorp                                        *
 10.1                   Lease dated January 24, 1989 by and between Hill Management
                        Services, Inc. and The Carrollton Bank of Baltimore.                 *

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

 21.1                   Subsidiaries of Carrollton Bancorp

 23                     Consent of Accountant

* INCORPORATED BY REFERENCE FROM REGISTRATION STATEMENT DATED JANUARY 12, 1990 ON SEC FORM S-4 (1933 ACT FILE NO.: 33-33027).

** INCORPORATED BY REFERENCE FROM ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 (1934 ACT FILE NO.: 0-23090).

EXHIBIT 21.1

 Subsidiaries of Carrollton Bancorp

Carrollton Bancorp

   Carrollton Bank

    Carrollton Financial Services, Inc.

    Carrollton Community Development Corp.

    Carrollton Mortgage Services, Inc.

 Subsidiaries are indicated by indentation. All subsidiaries are 100% owned, except for Carrollton Community Development Corp. which is 87.5% owned.

56