Form 10-Q
period 2000-03-31
CARROLLTON BANCORP
filed 2000-05-12
CIK 859222

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from ___________ to _____________

                         Commission file number 0-23090
                                                --------

                               Carrollton Bancorp
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 MARYLAND                                   52-1660951
        -----------------------------------------------------------------
       (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                   Identification No.)

         344 NORTH CHARLES STREET, SUITE 300, BALTIMORE, MARYLAND 21201
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 536-4600
        -----------------------------------------------------------------
                           (Issuer's telephone number)


        -----------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
 has been subject to such filing requirements for the past 90 days. Yes X  No
                                                                       ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

              Check whether the registrant filed all documents and
           reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
     distribution of securities under a plan confirmed by court. Yes     No
                                                                    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number shares outstanding of each of the
                  issuer's classes of common equity, as of the
                            latest practicable date:
               2,746,567 common shares outstanding at May 8, 2000

        -----------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Carrollton Bancorp
  and Subsidiary


                                                                        March 31                  December 31
                                                                          2000                        1999
                                                                    -----------------           -----------------
ASSETS
Cash and due from banks                                         $         17,350,764        $         24,795,534
Federal funds sold                                                           660,959                   2,840,365
Investment securities:
      Available for sale                                                  74,345,101                  75,747,478
      Held to maturity                                                        50,000                      50,000
          (approximate market value of $50,000;
           and $50,000)
Loans held for sale                                                        2,968,931                   2,557,922
Loans, less allowance for loan losses of                                 267,748,611                 254,611,044
      $2,893,416 and $2,836,291
Premises and equipment                                                     8,602,330                   8,456,257
Deferred income taxes                                                      1,065,156                     880,010
Prepaid income taxes                                                         453,149                     525,627
Accrued interest receivable                                                2,722,131                   2,381,008
Other assets                                                               2,909,038                   2,773,956
                                                                    -----------------           -----------------
                                                                $        378,876,170        $        375,619,201
                                                                    =================           =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
      Noninterest bearing                                       $         43,424,593        $         41,957,674
      Interest-bearing                                                   222,625,240                 220,492,191
                                                                   -----------------           -----------------
          Total deposits                                                 266,049,833                 262,449,865
Federal funds purchased and securities
      sold under agreement to repurchase                                  20,116,442                  13,650,176
Advances from the Federal Home Loan Bank                                  61,000,000                  66,000,000
Notes payable - U.S. Treasury                                                509,782                   1,830,856
Accrued Interest payable                                                     744,021                     491,728
Other liabilities                                                          1,035,672                   1,311,999
                                                                    -----------------           -----------------
                                                                         349,455,750                 345,734,624
                                                                    -----------------           -----------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share;                                         2,752,595                   2,776,904
      authorized 10,000,000 shares; issued and outstanding
      2,752,595 and 2,776,904 shares
Surplus                                                                   17,680,561                  18,016,419
Accumulated other comprehensive income                                    (1,148,951)                   (854,693)
Retained earnings                                                         10,136,215                   9,945,947
                                                                    -----------------           -----------------
                                                                          29,420,420                  29,884,577
                                                                    -----------------           -----------------
                                                                $        378,876,170        $        375,619,201
                                                                    =================           =================



Note: Balances at December 31, 1999 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Carrollton Bancorp
  and Subsidiary


                                                                     QUARTER ENDED MARCH 31
                                                                   2000                   1999
                                                              ---------------        ---------------
INTEREST INCOME
     Interest and Fees on Loans                           $        5,291,124     $        4,024,912
     Interest and Dividends on Securities:
         Taxable interest income                                     763,337                447,394
         Nontaxable interest income                                  255,293                318,277
         Dividends                                                    55,086                 17,446
     Interest on federal funds sold and
         other interest income                                        92,196                 53,204
                                                          -------------------    -------------------
         Total interest income                                     6,457,036              4,861,233
                                                          -------------------    -------------------

INTEREST EXPENSE
     Deposits                                                      2,501,871              1,829,664
     Borrowings                                                    1,114,480                428,514
                                                          -------------------    -------------------
         Total interest expense                                    3,616,351              2,258,178
                                                          -------------------    -------------------
            Net interest income                                    2,840,685              2,603,055
Provision for loan losses                                            112,000                144,900
                                                          -------------------    -------------------
Net interest income after provision for loan losses                2,728,685              2,458,155
                                                          -------------------    -------------------

OTHER OPERATING INCOME
     Service charges on deposit accounts                             312,001                342,693
     Brokerage commissions                                           308,966                239,417
     Other fees and commissions                                    1,180,632              1,474,421
     Security gains, net                                              53,959                 41,780
     Gains on loan sales, net                                         15,621                249,939
                                                          -------------------    -------------------
         Total other income                                        1,871,179              2,348,250
                                                          -------------------    -------------------

OTHER EXPENSES
     Salaries                                                      1,491,428              1,447,057
     Employee benefits                                               354,217                333,331
     Occupancy                                                       361,193                445,744
     Furniture and equipment                                         409,786                350,171
     Other operating expenses                                      1,485,186              1,598,647
                                                          -------------------    -------------------
         Total other expenses                                      4,101,810              4,174,950
                                                          -------------------    -------------------
Income before income taxes                                           498,054                631,455
Income taxes                                                          72,492                124,038
                                                          -------------------    -------------------
Net income                                                $          425,562     $          507,417
                                                          ===================    ===================

EARNINGS PER COMMON SHARE
Net income - basic and diluted                            $             0.15     $             0.18
                                                          ===================    ===================


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Carrollton Bancorp
  and Subsidiary

                                                                                 Three Months Ended March 31
                                                                                2000                     1999
                                                                           ---------------          ---------------
Cash flows from operating activities
      Interest received                                               $         6,129,733      $         5,115,022
      Fees and commissions received                                             1,710,327                2,062,491
      Interest paid                                                            (3,364,059)              (2,321,675)
      Origination of loans held for sale                                       (6,223,959)              (8,369,805)
      Proceeds from sale of loans held for sale                                 5,828,571                9,111,230
      Cash paid to suppliers and employees                                     (4,062,957)              (3,896,339)
      Income taxes paid                                                           (72,492)                (163,154)
                                                                           ---------------          ---------------
                                                                                  (54,836)               1,537,770
                                                                           ---------------          ---------------

Cash flows from investing activities
      Proceeds from maturities of securities held to maturity                           0                  570,000
      Proceeds from sales of securities available for sale                        492,239                1,367,282
      Proceeds from maturities of securities available for sale                   600,000                7,619,799
      Purchase of securities available for sale                                   (129,127)              (9,630,744)
      Loans made, net of principal collected                                   (9,568,766)               6,491,290
      Purchase of loans                                                         (3,650,238)                 713,591
      Purchase of premises and equipment                                         (463,147)              (1,362,113)
                                                                           ---------------          ---------------
                                                                              (12,719,039)               5,769,105
                                                                           ---------------          ---------------

Cash flows from financing activities
      Net increase (decrease) in time deposits                                  1,278,950                4,445,134
      Net increase (decrease) in other deposits                                 2,321,018               (1,837,667)
      Net increase (decrease) in other borrowed funds                             145,192              (16,987,525)
      Dividends paid                                                             (235,293)                (204,820)
      Common stock repurchase and retirement                                     (360,168)                (175,797)
                                                                           ---------------          ---------------
                                                                                3,149,699              (14,760,675)
                                                                           ---------------          ---------------
Net increase (decrease) in cash and cash equivalents                           (9,624,176)              (7,453,800)
Cash and cash equivalents at beginning of year                                 27,635,899               32,546,465
                                                                           ---------------          ---------------
Cash and cash equivalents at March 31                                 $        18,011,723      $        25,092,665
                                                                           ===============          ===============

Reconciliation of net income to net cash
provided by operating activities
      Net income                                                      $           425,562      $           507,417

Adjustments to reconcile net income to
net cash provided by operating activities
      Provision for loan losses                                                   112,000                  144,900
      Depreciation and amortization                                                349,664                  345,155
      Amortization of premiums and discounts                                       13,820                   17,182
      Gains on disposal of securities                                             (53,959)                 (41,780)
      Loans held for sale made, net of principal sold                            (425,952)                 741,425
      Gains on loans held for sale                                                (15,621)                (249,939)

      (Increase) decrease in:
      Accrued interest receivable                                                (341,123)                 236,607
      Prepaid income taxes                                                         72,478                  (39,116)
      Other assets                                                               (167,671)                (248,155)

      Increase (decrease) in:
      Accrued interest payable                                                    252,293                  (63,497)
      Other liabilities                                                          (276,327)                 187,571
                                                                           ---------------          ---------------
                                                                      $           (54,836)     $         1,537,770
                                                                           ===============          ===============

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                          Quarter ended March 31, 2000

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended March 31, 2000 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2000.

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



For the Three Month Periods Ended:                                      3/31/2000                    3/31/1999
------------------------------------------------------------         -------------                 ------------
Net Income                                                         $      425,562                $     507,417
Other comprehensive income:
       Unrealized gains (losses)during the period                        (425,446)                     (54,067)
       Less:  Adjustment for security gains (losses)                      (53,959)                     (41,780)
                                                                     -------------                 ------------
Other comprehensive income, before taxes                                 (479,405)                     (95,847)
Income taxes on comprehensive income                                     (185,147)                     (37,016)
                                                                     -------------                 ------------
Other comprehensive income, after tax                                    (294,258)                     (58,831)
                                                                     -------------                 ------------
Comprehensive income                                                      131,304                      448,586
                                                                     =============                 ============


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

         Carrollton Bancorp reported net income for the first quarter of 2000 of $426,000, or $.15 on a per share basis. For the same period of 1999, net income amounted to $507,000, or $.18 on a per share basis. Interest and fee income on loans increased 31% as a result of loan portfolio growth, with total interest income increasing 33%, and net interest income increasing 9%. Other operating income, excluding gains on loan and security sales, decreased 12% compared to first quarter of 1999, due to the Company's sale of its merchant services unit in late 1999. Offsetting the overall increase in income were increased expenses related to fee business lines which have a variable cost component, and accrual of severance benefits of $110,000.

Net Interest Income

         Net interest income for the Company on a tax equivalent basis was increased $0.2 million for the first quarter of 2000 compared to 1999 at $3.0 million. The net yield on average earning assets declined from 4.16% in the first quarter of 1999 to 3.61% in 2000. The decrease in the net yield came principally from the rising funding costs associated with the increased borrowing level and the rising interest rate environment.

         Interest income on loans increased 31% in the first quarter of 2000 as compared to the first quarter of 1999 due to an 35% increase in the loan portfolio. Interest income from investment securities increased 37% as the portfolio on average increased. The Company emphasized loan production which was funded by Federal Home Loan Bank borrowings.

         Interest expense increased $1.4 million over 1999 to $3.6 million in 2000. Interest expense on deposits increased primarily because of increases in market interest rates. Deposits grew on average about 11% since March, 1999. As rates on loans and securities increased, market pressure increased deposit rates. Because a larger portion of the asset growth was funded with borrowings in 2000 as compared to 1999, other interest expense likewise increased. The cost of interest bearing funds increased to 4.82% in the first quarter of 2000 from 3.82% in the first quarter of 1999.

Provision for Loan Losses

         The provision for loan losses during the first quarter of 2000 was $112,000 compared to $145,000 in 1999. The provision was determined based on management's review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans decreased to .36% in the first quarter of 2000 from .88% in the same period of 1999. Net loan losses to average loans decreased from .02% to .14% for the same periods, but the loan portfolio increased 35% as previously noted.

Non-interest Income

         Non-interest income, excluding securities gains and loan sales, decreased 12% in the first quarter of 2000 compared to 1999. This decrease was largely due to the sale of merchant services in late 1999 which represented income of $445,000 in the first quarter of 1999. Other components of other income saw a 9% decrease in service charges on deposits, 29% increase in brokerage commissions, and a 13% increase in ATM fee income.

         The sales of equity securities classified as available for sale resulted in a gain of $54,000 in the first quarter of 2000. The transaction was undertaken because there was judged to be limited further appreciation potential for this issue.

         Gains on loan sales amounted to $16,000 in the first quarter of 2000 compared to $250,000 for the same period in 1999, due to lower volumes of sales in 2000 and lower premiums realized.

Non-Interest Expenses

         In the first quarter 2000, non-interest expenses decreased 2% compared to the same period in 1999. Included in the expenses for the first quarter of 2000 and 1999 were severance accruals of $110,000 and $83,000 respectively for reductions in staff. Without the expenses related to merchant services, which totaled $126,000 for the first first quarter of 1999, non-interest expense would have remained flat. Most increases in expenses related to the overall growth of the Company's assets, operations and transactional lines of business and the direct variable cost of fee based income such as ATM fees.

Income Tax Provision

         The effective tax rate for the Company decreased to 14.6% for the first quarter of 2000 compared to 19.6% for the first quarter of 1999.

Financial Condition

Summary

         Total assets increased $3.3 million to $378.9 million at March 31, 2000 compared to $375.6 million at the end of 1999. Loans increased by $13.2 million or 5%, net of loan sales. Cash also decreased as the ATM network reduced cash levels after the holiday shopping period in December. Most other asset categories changed only marginally. Deposits grew by 1% to $266.0 million and borrowed funds remained flat at $81 million. The Company used the proceeds of the loan sale to pay down FHLB borrowings.

Investment Securities

         Investment securities decreased $1.4 million from December 31, 1999 to March 31, 2000. The Company sold equity securities it deemed to have limited further potential for appreciation.

Loans

         Total gross loans increased $13.6 million or 5% to $273.6 million at March 31, 2000 from the end of 1999. The commercial loan portfolio increased $3.8 million net of significant payoffs. The commercial market was very competitive during the period, and certain payoffs were the result of customers refinancing at a lower rate. In addition, draws on existing equity lines and equity line purchases resulted in an $8.9 million increase to the portfolio. The Company had made a decision to inactivate the Mortgage subsidiary which resulted in lower mortgage production.

Allowance for Loan Losses

         The allowance for loan losses increased slightly from the end of 1999. The allowance was $2.8 million at December 31, 1999 and $2.9 million at March 31, 2000. The ratio of the allowance to total loans was 1.10% at year end 1999 and 1.07% at the end of the first quarter of 2000. The ratio of net loan losses to average loans outstanding decreased to .02% for the first quarter of 2000 from .07% for the year ended December 31, 1999. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans decreased to .36% for March 31, 2000 compared to 0.41% at year end 1999.

Funding Sources

         Total deposits at March 31, 2000 increased by $3.6 million to $266.0 million from December 31, 1999. Interest-bearing accounts increased by $2.1 million while non-interest bearing accounts increased by $1.5 million.

         Federal Home Loan Bank borrowings decreased as the proceeds of the loan sales were used to pay down debt. Total borrowings remained level at $81.6 million at March 31, 2000 compared to $81.5 million at the end of 1999.

Capital

         For the first quarter of 2000, shareholders' equity decreased by $464,000 compared to December 31, 1999. While earnings for the quarter were in excess of dividends, they were overshadowed by the combination of a net increase in unrealized losses net of tax, on securities classified as available for sale and common stock repurchases. The company paid shareholders a dividend totaling $235,000 for the first three months of 2000. Net income for the first quarter of 2000 was $426,000. Shareholders' equity to total assets remained strong at 10.2% at March 31, 2000. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios decreased as a result of changes in the asset mix to 13.95% and 15.26%, respectively, at March 31, 2000. The Company's leverage ratio for the first three months of 2000 was 7.89%. These ratios exceed regulatory minimums.

Liquidity

         At March 31, 2000, outstanding loan commitments and unused lines of credit for the Company totaled $103 million. Of this total, management places a high probability of required funding within one year on approximately $41 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding. At March 31, 2000 the Company's liquidity continues to decrease, with loan demand outpacing deposit growth requiring the Company to borrow to fund loan demand. The Company, to maintain liquidity, has begun to selectively sell securities and loans from its portfolio to fund loan growth.

Interest Rate Risk

         Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2000, the Company's liability sensitive position continues from December 31, 1999, however management is taking steps to lock in funding with fixed rate instruments that better match repricings of assets. A liability sensitive position, theoretically, is favorable in a falling rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. However, the net yield on interest earning assets fell in the first quarter of 2000 to 3.61% from 4.01% in the fourth quarter of 1999. Due to the Company's liability sensitive position, the recent rate changes have caused funding costs to exceed the repricing of assets, which was a factor in the decision to inactivate the mortgage subsidiary, thus minimizing further interest rate risk. The Company constantly works to manage its exposure to interest rate shifts, and minimize the effect on earnings.

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

There is no information to be reported under this item for the quarter ended March 31, 2000.

Item 2.   Changes in Securities

There is no information to be reported under this item for the quarter ended March 31, 2000.

Item 3.   Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended March 31, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 25, 2000. At such meeting, the following matters were addressed, and the related ballots were cast as indicated:

     1.     Election of Directors

            The following nominees were elected as directors of the Company for a three year term expiring at the Annual Meeting of Shareholders in 2003:


                Albert R. Counselman                          Votes for               2,378,536
                                                              Votes withheld             22,512

                John P. Hauswald                              Votes for               2,378,164
                                                              Votes withheld             22,884

                David P. Hessler                              Votes for               2,378,536
                                                              Votes withheld             22,512

                William C. Rodgers, Jr.                       Votes for               2,377,752
                                                              Votes withheld             23,296



            The following remaining directors terms of office continue to the next annual meeting of shareholders indicated.

            Continuing until the 2001 Annual Meeting:

                         Dallas R. Arthur
                         C. Edward Hoerichs
                         Allen Quille
                         John Paul Rodgers

             Continuing until the 2002 Annual Meeting:

                         Steven K. Breeden
                         Thelma T. Daley
                         Howard S. Klein
                         Leo A. O'Dea

     2.     Election of Director Emeritus

            On nomination from the floor, Mr. William McCallister was reelected Director Emeritus of the Company:

                                          Votes for               2,401,048
                                          Votes withheld                  0

     3. Vote to Approve and Ratify the Acts of Officers & Directors for the past year:

                                          Votes for               2,401,048
                                          Votes withheld                  0

Item 5.   Other Information

There is no information to be reported under this item for the quarter ended March 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibit 11 - Statement re: Computation of per share earnings

          (b) There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Carrollton Bancorp
                                       --------------------------------
                                       (Registrant)



Date  May 9, 2000                      /s/ Dallas R. Arthur
      -----------                      --------------------------------
                                       Dallas R. Arthur
                                       President and Chief Executive
                                       Officer



Date  May 9, 2000                      /s/ Randall M. Robey
      -----------                      --------------------------------
                                       Randall M. Robey
                                       Treasurer and Chief Financial
                                       Officer