Form 10-Q
period 2000-06-30
CARROLLTON BANCORP
filed 2000-08-14
CIK 859222

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

              Check whether the registrant filed all documents and
             reports required to be filed by Section 12, 13 or 15(d)
            of the Exchange Act after the distribution of securities
                    under a plan confirmed by court. Yes     No
                                                        ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number shares outstanding of each of the
                  issuer's classes of common equity, as of the
                            latest practicable date:

              2,725,476 common shares outstanding at July 31, 2000
               ---------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Carrollton Bancorp
     and Subsidiary


                                                                        June 30                   December 31
                                                                          2000                        1999
                                                                          ----                        ----
ASSETS
Cash and due from banks                                         $         19,246,432        $         24,795,534
Federal funds sold                                                         1,112,354                   2,840,365
Investment securities:
      Available for sale                                                  60,293,168                  75,747,478
      Held to maturity                                                        50,000                      50,000
          (approximate market value of $50,000;
           and $50,000)
Loans held for sale                                                        2,357,295                   2,557,922
Loans, less allowance for loan losses of                                 274,785,860                 254,611,044
      $2,969,915 and 2,836,291
Bank premises and equipment                                                8,282,394                   8,456,257
Accrued interest receivable                                                2,437,396                   2,381,008
Deferred income taxes                                                      1,360,604                     880,010
Prepaid income taxes                                                         339,481                     525,627
Other assets                                                               2,455,954                   2,773,956
                                                                    -----------------           -----------------

                                                                $        372,720,938        $        375,619,201
                                                                    =================           =================

LIABILITES AND SHAREHOLDERS' EQUITY
Deposits
      Noninterest bearing                                       $         37,118,449        $         41,957,674
      Interest-bearing                                                   231,645,255                 220,492,191
                                                                    -----------------           -----------------
          Total deposits                                                 268,763,704                 262,449,865
Federal funds purchased and securities
      sold under agreement to repurchase                                  15,465,269                  13,650,176
Advances from the Federal Home Loan Bank                                  55,000,000                  66,000,000
Notes payable - U.S. Treasury                                              1,592,023                   1,830,856
Accrued interest payable                                                     656,938                     491,728
Other liabilities                                                          1,547,525                   1,311,999
                                                                    -----------------           -----------------
                                                                         343,025,459                 345,734,624
                                                                    -----------------           -----------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share;                                         2,738,766                   2,776,904
      authorized 10,000,000 shares; issued and outstanding
      2,738,766; and 2,776,904
Surplus                                                                   17,497,799                  18,016,419
Accumulated other comprehensive income                                     (891,025)                   (854,693)
Retained earnings                                                         10,349,939                   9,945,947
                                                                    -----------------           -----------------
                                                                          29,695,479                  29,884,577
                                                                    -----------------           -----------------

                                                                $        372,720,938        $        375,619,201
                                                                    =================           =================


Note: Balances at December 31, 1999 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Carrollton Bancorp
     and Subsidiary


                                                           QUARTER ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                                           2000          1999            2000           1999
                                                           ----          ----            ----           ----
INTEREST INCOME
     Interest and Fees on Loans                        $ 5,477,063    $ 4,260,270    $10,768,188    $ 8,285,182
     Interest and Dividends on Securities:
         Taxable interest income                           697,278        620,861      1,460,615      1,068,256
         Nontaxable interest income                        164,357        317,943        419,650        636,219
         Dividends                                          30,528         59,891         85,614         77,337
     Interest on Federal funds sold and
         other interest income                              95,081         53,816        187,277        107,020
                                                       -----------    -----------    -----------    -----------

         Total interest income                           6,464,307      5,312,781     12,921,344     10,174,014
                                                       -----------    -----------    -----------    -----------

INTEREST EXPENSE
     Deposits                                            2,578,444      1,890,632      5,080,315      3,720,296
     Other                                               1,164,830        554,891      2,279,310        983,405
                                                       -----------    -----------    -----------    -----------

         Total interest expense                          3,743,274      2,445,523      7,359,625      4,703,701
                                                       -----------    -----------    -----------    -----------

            Net interest income                          2,721,033      2,867,258      5,561,719      5,470,313
Provision for loan losses                                  112,000        144,900        224,000        289,800
                                                       -----------    -----------    -----------    -----------

Net interest income after provision for loan losses      2,609,033      2,722,358      5,337,719      5,180,513
                                                       -----------    -----------    -----------    -----------


OTHER OPERATING INCOME
     Service charges on deposit accounts                   299,607        328,106        611,608        670,799
     Brokerage commissions                                 273,221        272,624        582,187        512,040
     Other fees and commissions                          1,293,769      1,767,802      2,474,400      3,242,224
     Gains on security sales                                70,207         35,950        124,166         77,729
     Gains on loan sales                                         0              0         15,621        249,939
                                                       -----------    -----------    -----------    -----------
         Total other operating income                    1,936,804      2,404,482      3,807,982      4,752,731
                                                       -----------    -----------    -----------    -----------

OTHER EXPENSES
     Salaries                                            1,323,199      1,296,737      2,814,626      2,743,793
     Employee benefits                                     299,577        316,725        653,794        650,056
     Occupancy                                             429,118        405,503        790,312        851,247
     Furniture and equipment                               432,101        369,541        841,886        719,712
     Other operating expenses                            1,448,068      2,059,337      2,933,253      3,657,983
                                                       -----------    -----------    -----------    -----------
         Total other expenses                            3,932,063      4,447,843      8,033,871      8,622,791
                                                       -----------    -----------    -----------    -----------
Income before taxes                                        613,774        678,997      1,111,830      1,310,453
Income taxes                                               152,924        108,107        225,416        232,146
                                                       -----------    -----------    -----------    -----------
Net income                                             $   460,850    $   570,890    $   886,414    $ 1,078,307
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

EARNINGS PER COMMON SHARE
Net income - basic and diluted                         $      0.17    $      0.20    $      0.32    $      0.38
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Carrollton Bancorp
     and Subsidiary

                                                                            SIX MONTHS ENDED JUNE 30
                                                                            2000                1999
                                                                            ----                ----
Cash flows from operating activities
      Interest received                                                $   12,887,615      $   9,704,242
      Fees and commissions received                                         3,491,122          4,475,489
      Interest paid                                                       (7,194,415)        (4,667,328)
      Origination of loans held for sale                                  (5,612,323)        (8,547,123)
      Proceeds from sale of loans held for sale                             5,828,571          9,111,230
      Cash paid to suppliers and employees                                (6,654,568)        (8,005,336)
      Income taxes paid                                                      (39,270)           (42,288)
                                                                       --------------      -------------
                                                                            2,706,732          2,028,886
                                                                       --------------      -------------

Cash flows from investing activities
      Proceeds from maturities of securities held to maturity                       0            870,000
      Proceeds from sales of securities available for sale                 14,568,018          1,794,528
      Proceeds from maturities of securities available for sale               600,000         10,004,025
      Purchase of securites available for sale                              (129,127)       (31,081,148)
      Loans made, net of principal collected                             (14,383,616)       (15,074,145)
      Puchase of loans, net of principal collected                        (6,015,200)           (10,932)
      Purchase of premises and equipment                                    (474,839)        (1,529,794)
                                                                       --------------      -------------
                                                                          (5,834,764)       (35,027,466)
                                                                       --------------      -------------

Cash flows from financing activities
      Net increase (decrease) in time deposits                              5,740,616          5,587,546
      Net increase (decrease) in other deposits                               573,223            585,627
      Net increase (decrease) in other borrowed funds                     (9,423,740)         22,219,152
      Dividends paid                                                        (482,422)          (408,898)
      Common stock repurchase and retirement                                (556,758)          (175,797)
                                                                       --------------      -------------
                                                                          (4,149,081)         27,807,630
                                                                       --------------      -------------
Net increase (decrease) in cash and cash equivalents                      (7,277,113)        (5,190,950)
Cash and cash equivalents at beginning of year                             27,635,899         32,546,465
                                                                       --------------      -------------
Cash and cash equivalents at June 30                                   $   20,358,786      $  27,355,515
                                                                       ==============      =============

Reconciliation of net income to net cash
provided by operating activites
      Net income                                                       $      886,414      $   1,078,307

Adjustments to reconcile net income to
net cash provided by operating activites
      Provision for loan losses                                               224,000            289,800
      Deprecation and amortization                                            699,151            687,770
      Amortization of premiums and discounts                                   22,659             27,537
      Gains on disposal of securities                                       (124,166)           (77,729)
      Loans held for sale made, net of principal sold                         216,248            564,106
      Gains on loans held for sale                                           (15,621)          (249,939)

      (Increase) decrease in:
      Accrued interest receivable                                            (56,388)          (497,309)
      Prepaid income taxes                                                    186,146            189,858
      Other assets                                                            267,553          (744,831)

      Increase (decrease) in:
      Accrued interest payable                                                165,210             36,373
      Other liabilities                                                       235,526            724,943
                                                                       --------------      -------------
                                                                       $    2,706,732      $   2,028,886
                                                                       ==============      =============


               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                CARROLLTON BANCORP

                            Quarter ended June 30, 2000

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended June 30, 2000 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2000.

Note A -- Comprehensive Income

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes requirements for the disclosure of comprehensive income in interim financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on available for sale securities that will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income indicating the components of other comprehensive income.

FOR THE SIX MONTH PERIODS ENDED:                                     JUNE 30, 2000                     JUNE 30, 1999
--------------------------------                                     -------------                     -------------
Net Income                                                      $             886,414             $           1,078,307
Other comprehensive income:
       Unrealized gains (losses)during the period                              64,974                       (1,309,091)
       Less:  Adjustment for security gains (losses)                        (124,166)                          (77,729)
                                                                     -----------------                 -----------------
Other comprehensive income, before taxes                                     (59,192)                       (1,386,820)
Income taxes on comprehensive income                                         (22,860)                         (535,590)
                                                                     -----------------                 -----------------
Other comprehensive income, after tax                                        (36,332)                         (851,230)
                                                                     =================                 =================
Comprehensive income                                                          850,082                           227,077
                                                                     =================                 =================


ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

         Carrollton Bancorp reported net income for the first half of 2000 of $886,000, or $.32 on a per share basis. For the same period of 1999, net income amounted to $1,078,000, or $.38 on a per share basis. Interest and fee income on loans increased 30% as a result of loan portfolio growth, with total interest income increasing 27%, and net interest income increasing 2%. Other operating income, excluding gains on loan and security sales, decreased 17% compared to first half of 1999, due to the Company's sale of its merchant services unit in late 1999. While overall expenses decreased due to sale of the Merchant Services, the Company did recognize severance costs of $110,000 and branch closing costs of $72,000 in 2000.

Net Interest Income

         Net interest income for the Company increased $0.1 million to $5.6 million for the first half of 2000 compared to 1999. The net yield on average earning assets on a tax equivalent basis declined from 4.25% in the first half of 1999 to 3.45% in 2000. The decrease in the net yield came principally from the rising funding costs associated with the increased borrowing level and the rising interest rate environment.

         Interest income on loans increased 30% in the first half of 2000 as compared to the first half of 1999 due to an 8% increase in the loan portfolio. Interest income from investment securities increased 10% as the portfolio on average increased despite significant sales of securities in 2000. The Company emphasized loan production, which was funded by Federal Home Loan Bank borrowings and sale of investment securities.

         Interest expense increased $2.7 million over 1999 to $7.4 million in 2000. Interest expense on deposits increased primarily because of increases in market interest rates. Deposits grew on average about 2.4% since June 30, 1999. Just as rates on loans and securities increased, market pressure increased deposit and borrowing rates as well. The cost of interest bearing funds increased to 4.91% in the first half of 2000 from 3.88% in the first half of 1999.

Provision for Loan Losses

         The provision for loan losses during the first half of 2000 was $224,000 compared to $290,000 in 1999. The provision was determined based on management's review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans decreased to .55% in the first half of 2000 from .75% in the same period of 1999. Net loan losses to average loans increased from less than .01% to .03% for the same periods, but the loan portfolio increased 8% as previously noted.

Non-interest Income

         Non-interest income, excluding securities gains and loan sales, decreased 17% in the first half of 2000 compared to 1999. This decrease was largely due to the sale of merchant services in late 1999 which represented income of $914,000 in the first half of 1999. Other components of other income saw a 9% decrease in service charges on deposits, 14% increase in brokerage commissions, and a 2% increase in ATM fee income.

         The sales of securities classified as available for sale resulted in a gain of $124,000 in the first half of 2000. The transaction was undertaken because there was judged to be limited further appreciation potential for these issues as well as a decision to reduce interest rate risk and increase liquidity.

         Gains on loan sales amounted to $16,000 in the first half of 2000 compared to $250,000 for the same period in 1999, due to lower volumes of sales in 2000 and lower premiums realized. During the first half of 2000 the Company inactivated the mortgage subsidiary of Carrollton Bank, which was the principal originator of residential mortgages for the Company. The subsidiary continues to service the loans in its portfolio.

Non-Interest Expenses

         In the first half 2000, non-interest expenses decreased 7% compared to the same period in 1999. Included in the expenses for the first half of 2000 and 1999 were severance accruals of $110,000 and $83,000 respectively for reductions in staff. The Company incurred $72,000 of expense associated with the closing of a branch office. Without the expenses related to merchant services, which totaled $464,000 for the first half of 1999, non-interest expense would have decreased 1.5%. Most increases in expenses related to the overall growth of the Company's assets, operations and transactional lines of business and the direct variable cost of fee based income such as ATM fees. The Company has been able to reduce the overall variable cost component of its offsite ATM Network.

Income Tax Provision

         The effective tax rate for the Company increased to 20.3% for the first half of 2000 compared to 17.7% for the first half of 1999.

Financial Condition

Summary

         Total assets decreased $2.9 million to $372.7 million at June 30, 2000 compared to $375.6 million at the end of 1999. Loans increased by $20.1 million or 8%, net of loan sales. Cash decreased as the ATM network reduced cash levels after the holiday shopping period in December. Most other asset categories, excluding investments as noted below, changed only marginally Deposits grew by 2% to $268.8 million and borrowed funds decreased to $72 million. The Company used the proceeds of loan and investment sales to pay down FHLB borrowings and provide additional liquidity.

Investment Securities

         Investment securities decreased $15.5 million from December 31, 1999 to June 30, 2000. The Company sold equity securities it deemed to have limited further potential for appreciation and debt securities which carried additional interest rate risk.

Loans

         Total gross loans increased $20.1 million or 7.7% to $280.1 million at June 30, 2000 from the end of 1999. The commercial market was very competitive during the period, while certain payoffs were the result of customers refinancing at a lower rate the Company experienced strong loan demand. Additionally, draws on existing equity lines and equity line purchases resulted in an increase to the portfolio. The Company had made a decision to inactivate the Mortgage subsidiary which resulted in lower mortgage production.

Allowance for Loan Losses

         The allowance for loan losses increased 4.7% from the end of 1999. The allowance was $2.8 million at December 31, 1999 and $3.0 million at June 30, 2000. The ratio of the allowance to total loans was 1.10% at year end 1999 and 1.06% at the end of the first half of 2000. The ratio of net loan losses to average loans outstanding increased slightly to .03% for the first half of 2000 from .07% for the year ended December 31, 1999. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to .55% for June 30, 2000 compared to 0.41% at year end 1999.

Funding Sources

         Total deposits at June 30, 2000 increased by $6.3 million to $268.8 million from December 31, 1999. Interest-bearing accounts increased by $11.1 million while non-interest bearing accounts decreased by $4.8 million.

         Federal Home Loan Bank borrowings decreased as the proceeds of the loan and investment sales were used to pay down debt. Total borrowings decreased to $72.1 million at June 30, 2000 compared to $81.5 million at the end of 1999.

Capital

         For the first half of 2000, shareholders' equity decreased by $189,000 compared to December 31, 1999. While earnings for the first half were in excess of dividends, they were overshadowed by the combination of a net increase in unrealized losses net of tax, on securities classified as available for sale and common stock repurchases. The company paid shareholders dividends totaling $482,000 for the first six months of 2000. Net income for the first half of 2000 was $886,000. Shareholders' equity to total assets remained strong at 8% at June 30, 2000. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased as a result of changes in the asset mix to 11.52% and 12.82%, respectively, at June 30, 2000. The Company's leverage ratio for the first six months of 2000 was 7.85%. These ratios exceed regulatory minimums.

Liquidity

         At June 30, 2000, outstanding loan commitments and unused lines of credit for the Company totaled $75 million. Of this total, management places a high probability of required funding within one year on approximately $11million The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding. At June 30, 2000 the Company's liquidity continues to improve. During 1999, with loan demand outpacing deposit growth, the Company chose to borrow from the Federal Home Loan Bank. During the first half of 2000 the Company has begun to selectively sell securities and lower yielding loans from its portfolio to fund growth of variable rate loans and reduce outstandings to the Federal Home Loan Bank.

Interest Rate Risk

         Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2000, the Company's liability sensitive position continues from December 31, 1999, however management has taking steps to lock in funding with fixed rate instruments that better match repricings of assets. Additionally, management has reduced the Company's holdings of long term fixed rate investment securities, which presented unnecessary interest rate risk. A liability sensitive position, theoretically, is unfavorable in a rising rate environment since more liabilities than assets will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. However, the net yield on interest earning assets fell in the first half of 2000 to 3.45% from 4.25% in the fourth quarter of 1999. Due to the Company's liability sensitive position and the rising interest rate environment, the Company decided to inactivate the mortgage subsidiary. The mortgage subsidiary's primary loan products were fixed rate long term instruments, that were neither readily salable nor profitable in a rising interest rate environment.

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

There is no information to be reported under this item for the quarter ended June 30, 2000.

Item 2.   Changes in Securities

There is no information to be reported under this item for the quarter ended June 30, 2000.

Item 3.   Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended June 30, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended June 30, 2000.

Item 5.           Other Information

There is no information to be reported under this item for the quarter ended June 30, 2000.

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

                                       Carrollton Bancorp
                                       ------------------
                                       (Registrant)


Date    August 10, 2000                /s/ Dallas R. Arthur
      -------------------              --------------------
                                       Dallas R. Arthur
                                       President and Chief Executive Officer


Date    August 10, 2000                /s/ Randall M. Robey
      -------------------              -------------------------
                                       Randall M. Robey
                                       Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit                                                      Sequentially
Number                       Description                     Numbered Page
----------------------------------------------------------------------------

11       Statement Re:  Computation of Per Share Earnings          14

27       Financial Data Schedule                                   15