Form 10-Q/A
period 2000-06-30
CARROLLTON BANCORP
filed 2000-08-16
CIK 859222

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                               Carrollton Bancorp
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


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

Liquidity

         At June 30, 2000, outstanding loan commitments and unused lines of credit for the Company totaled $93 million. Of this total, management places a high probability of required funding within one year on approximately $11million The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding. At June 30, 2000 the Company's liquidity continues to improve. During 1999, with loan demand outpacing deposit growth, the Company chose to borrow from the Federal Home Loan Bank. During the first half of 2000 the Company has begun to selectively sell securities and lower yielding loans from its portfolio to fund growth of variable rate loans and reduce outstandings to the Federal Home Loan Bank.

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