Form 10-K/A
period 1999-12-31
CARROLLTON BANCORP
filed 2000-10-27
CIK 859222

U.S. SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------

WASHINGTON, D.C. 20549
FORM 10-K
--------------------------------------------------------------------------------

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 1999

Commission file number: 0-23090

                               Carrollton Bancorp
                 ---------------------------------------------
                          (Name of Issuer in Its Charter)

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

         Carrollton Community Development Corporation (CCDC), an 87.5% owned subsidiary of Carrollton Bank, was established in 1995 for the purpose of promoting, developing, and improving the housing and economic conditions of people in Maryland with particular emphasis on Metropolitan Baltimore. CCDC encourages and assists though loans, investments, and other transactions, to increase housing for low and moderate income individuals.

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

                                                                                                            CASH
                                                                                                          DIVIDENDS
                                                                                                            PAID
PERIOD                                                                  PRICE PER SHARE                   PER SHARE
                                                         --------------------------------------      ----------------
                                                                1999                  1998            1999       1998
                                                            High        Low       High       Low
                                                            ----        ---       ----       ---
1st Quarter                                              $  18.00   $  16.25   $  18.75   $ 16.665   $  .0725   $    .07
2nd Quarter                                                 18.00     16.125      19.50     17.625      .0725        .07
3rd Quarter                                                 19.25      17.25     19.125      16.25      .08          .07
4th Quarter                                                 18.00      14.25     17.155      16.25      .0825      .0725

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

SELECTED FINANCIAL HIGHLIGHTS

                                                         1999           1998           1997           1996           1995
CONSOLIDATED INCOME STATEMENT DATA:
 Interest income                                         $ 22,255,896   $ 20,359,202   $ 19,593,582   $ 18,518,905   $ 17,128,669
 Interest expense                                          10,953,649      9,596,722      8,975,812      8,548,742      7,867,388
                                                      ---------------------------------------------------------------------------
 Net interest income                                       11,302,247     10,762,480     10,617,770      9,970,163      9,261,281
 Provision for credit losses                                  597,840        615,000        240,000        187,500              0
                                                      ---------------------------------------------------------------------------
 Net income after provision for loan losses                10,704,407     10,147,480     10,377,770      9,782,663      9,261,281
 Noninterest income                                        10,911,443      9,757,388      5,574,499      3,820,141      2,537,813
 Noninterest expense                                       17,864,554     15,826,736     13,135,227     10,818,341      9,021,378
                                                      ---------------------------------------------------------------------------
 Income before income taxes                                 3,751,296      4,078,132      2,817,042      2,784,463      2,777,716
 Income tax provision                                         905,249      1,103,783        677,550        756,040        884,397
                                                      ---------------------------------------------------------------------------
 Net income                                              $  2,846,047   $  2,974,349   $  2,139,492   $  2,028,423   $  1,893,319
                                                      ---------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET DATA, AT YEAR END:
 Assets                                                  $375,619,201   $317,853,989   $287,907,392   $267,157,160   $249,753,924
 Loans, net of unearned income                            260,005,257    210,800,847    170,834,248    151,994,152    136,437,497
 Deposits                                                 262,449,865    236,979,025    234,470,405    225,785,080    217,209,298
 Stockholders' equity                                      29,884,577     30,872,528     29,792,234     28,070,450     26,818,027

PER SHARE DATA: (a)
 Number of shares of Common Stock
  outstanding, at year-end                                  2,776,904      2,829,488      2,908,550      2,928,969      2,929,486
 Net income:
  Basic                                                  $       1.01   $      1.04    $      0.73    $      0.70    $      0.65
  Diluted                                                        1.01          1.04           0.73           0.70           0.65
 Cash dividends declared                                       0.3075        0.2850         0.2550         0.2000         0.1850
 Book value, at year end                                        10.76         10.91          10.24           9.58           9.15

PERFORMANCE AND CAPITAL RATIOS:
 Return on average assets                                       0.85%         1.00%          0.78%          0.78%          0.81%
 Return on average stockholders' equity                          9.15          9.71           7.39           7.47           7.50
 Net yield on interest earning assets (b)                        4.01          4.38           4.51           4.36           4.39
 Average stockholders equity to average total assets             9.26         10.32          10.51          10.41          10.74
 Year-end capital to year-end risk-weighted assets:
  Tier 1                                                        15.00         15.02          15.89          16.76          16.17
  Total                                                         16.80         16.75          17.14          18.01          17.42
 Year-end Tier 1 leverage ratio                                  9.40          9.40           9.43          10.05           9.95
 Cash dividend declared to net income                           30.37         27.63          35.07          28.99          28.67

ASSETS QUALITY RATIOS:
 Allowance for loan losses, at year-end, to:
  Total loans, net of unearned income                           1.09%         1.13%          1.35%          1.47%          1.64%
  Nonperforming, restructured and past-due loans                 0.50          0.90           0.33           0.43           0.63
 Net charge-offs to average total loans,
  net of unearned income                                         0.07          0.28           0.11           0.13           0.00
 Nonperforming, restructured and past-due loans to total
  loans, net of unearned income, at year-end                     0.54          1.02           0.45           0.63           1.03

(a) Per share amounts and common shares outstanding have been adjusted to retroactively reflect the effect of a 5% stock dividend declared by the Board of Directors on January 17, 1996, a 5% stock dividend declared January 22, 1998, as well as a stock split in the form of a 100% stock dividend declared July 22, 1999.

(b) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates. Response to Item 4

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                     YEARS ENDED DECEMBER 31
DESCRIPTION                                          1999         1998         1997         1996         1995
                                                     ----         ----         ----         ----         ----
Balance at beginning of year                      $2,387,732   $2,302,981   $2,241,148   $2,243,472   $1,931,345
Charge-offs:
Commercial                                           148,636      225,900       35,914            -            -
Lease financing                                       31,677       68,532            -            -            -
  Real Estate:
    Residential                                           --           --           --       52,613           --
    Commercial                                            --      102,300           --           --           --
    Construction                                          --           --           --           --           --
  Installment                                        122,512      276,951      221,855      218,950      172,375
                                                  ----------   ----------   ----------   ----------   ----------
                                                     302,825      673,683      257,769      271,563      172,375
                                                  ----------   ----------   ----------   ----------   ----------
Recoveries:
Commercial                                           105,227       51,690       12,051            -            -
Lease financing                                        4,065        6,020            -            -            -
  Real Estate:
    Residential                                           --           --           --        2,000       10,134
    Commercial                                            --       22,258           --        6,406           --
    Construction                                          --           --           --           --           --
  Installment                                         44,252       63,466       67,551       73,333      474,368
                                                  ----------   ----------   ----------   ----------   ----------
                                                     153,544      143,434       79,602       81,739      484,502
                                                  ----------   ----------   ----------   ----------   ----------
Net charge-offs                                      149,281      530,249      178,167      189,824     (312,127)
                                                  ----------   ----------   ----------   ----------   ----------
Provision charged to operations                      597,840      615,000      240,000      187,500           --
                                                  ----------   ----------   ----------   ----------   ----------
Balance at end of the year                        $2,836,291   $2,387,732   $2,302,981   $2,241,148   $2,243,472
                                                  ==========   ==========   ==========   ==========   ==========
Ratio of net charge-offs to average loans
  outstanding                                            .07%         .28%         .11%         .13%         .00%

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

  In 1999, net interest income on a taxable equivalent basis increased by $594,000 over 1998 to $12.1 million as a result of increased volume in the loan portfolio and a reduction of the rates paid on deposit accounts. On average, the loan portfolio increased 17% over 1998 while the investment portfolio decreased by 7%. The yield on the loan portfolio decreased from 8.50% in 1998 to 8.01% in 1999. The average balance of mortgage loans increased by $37,624,900 from 1998 to 1999. The average yield on the mortgage loans in 1999 was 6.99%. Changes in loan portfolio mix and a very competitive loan market caused the loan yield to fall. The yield on investment securities also decreased to 6.60% in 1999 from 6.76% in 1998. The growth in the loan portfolio overshadowed the falling yields to cause total interest income on a tax equivalent basis to rise from $21.1 million in 1998 to $23.1 million in 1999.

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

PROVISION FOR LOAN LOSSES

 The provision for loan losses was $597,840 for 1999 compared to $615,000 for 1998. Non accrual, restructured, and delinquent loans over 90 days to total loans decreased to .41% at the end of 1999 compared to 1.02% in 1998. This decline was from decreased delinquencies. As of December 31, 1998, there were commercial loans to one borrower totaling approximately $1,272,000 that were over 90 days past due which were paid off during the first quarter of 1999. During 1998 the Company charged-off two commercial loans totaling approximately $328,000. The amount of the charge-off was significant for the Company. The ratio of loan losses to average loans also decreased in 1999 to
 .07% compared to .28% for 1998. This decrease was attributable to a reduction in commercial loan losses recognized.

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

 During the third quarter of 1999, the Company sold the contracts to process merchant credit card transactions for business customers, and a small amount of related equipment, for a gain of $1,554,526. The merchant services unit was part of the Company's Electronic Banking segment that management felt was becoming less profitable due to competitive pressures in the business of offering merchant credit card discount services.

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

 An allowance for loan losses is maintained sufficient to absorb losses in the existing loan portfolio. The allowance is a function of specific loan allowances, general loan allowances based on historical loan loss experience and current trends, and allowances based on general economic conditions that affect the collectibility of the loan portfolio. These can include, but are not limited to exposure to an industry experiencing problems, changes in the nature or volume of the portfolio and delinquency and nonaccrual trends. The portfolio review and calculation of the allowance is performed by management on a continuing basis.

 All loan reserves are subject to regulatory examinations and determination as to the appropriateness of the methodology and adequacy on an annual basis.

 The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $721,717 and $1,599,037 as of December 31, 1999 and 1998, respectively.

 The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately 10 classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $976,158 and $728,024 as of December 31, 1999 and 1998, respectively.

 Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans. The unallocated portion of allowance was significantly higher at December 31, 1999, than it was at December 31, 1998. This was due to the drop in the ratio of non-accrual loans, restructured loans, and loans delinquent more than 90 days from December 31, 1998 to December 31, 1999. As that ratio decreased, the unallocated portion of the allowance increased. At December 31, 1998, the Bank had commercial loans to one borrower with a balance of approximately $1,272,000 that were over 90 days past due. Those loans were paid-off by the borrower in the quarter ended March 31, 1999.

 During the years ended December 31, 1995 through 1999, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of credit losses incurred at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators, or infrequent situations such as potential effects of the Year 2000 conversion on its borrowers, are considerations in determining the required total allowance.

 The increase in loan charge-offs in 1998 compared to 1997 and 1999, was due to two commercial loans that the Company charged-off in 1998 totaling approximately $328,000.

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

FUNDING SOURCES

 Total deposits at December 31, 1999 increased by $25.5 million to $262.4 million from the end of 1998. The increase in short term borrowings of approximately $33.2 million were a large source of funding for the $49 million increase in total loans and $10.7 million increase in investment securities. For the year-ended December 31, 1999, the average yield on the short-term borrowings was 5.09% while the tax-equivalent yields on loans and investment securities were 8.01% and 6.60% respectively. Interest-bearing accounts increased by $21.3 million and non-interest bearing deposits increased by $4.1 million. Deposit growth is attributed primarily to new account relationships resulting from the opening of a new branch in a new market area, and implementation of a retail division sales force.

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

PROVISION FOR LOAN LOSSES

 The provision for loan losses was $615,000 for 1998 compared to $240,000 for 1997. Non accrual, restructured, and delinquent loans over 90 days to total loans increased to 1.02% at the end of 1998 compared to .61% in 1997. This rise was from increased delinquencies and non-accrual loans. As of December 31, 1998, there were commercial loans to one borrower totaling $1,272,000 that were over 90 days past due that were not delinquent as of December 31, 1997. During 1998 the Company charged-off two commercial loans totaling approximately $328,000. The ratio of loan losses to average loans also increased in 1998 to .28% compared to .11% for 1997. This increase was attributable to various commercial loan losses recognized.

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

 LOANS AND ALLOWANCE FOR LOAN LOSSES - Loans are stated at face value, plus deferred origination costs, less unearned discount, deferred origination fees, and the allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. Origination fees and costs are deferred and amortized to income over the estimated terms of the loans. Accrual of interest is discontinued generally when the collection of principal or interest reaches 90 days past due, or earlier if collection becomes uncertain based upon the financial weakness of the borrower or the realizable value of the collateral. Management may grant a waiver from nonaccrual status for a 90 day past due loan that is well secured or in the process of collection. Nonaccrual loans are returned to accrual status when all past due principal and interest has been collected, and the remainder of the loan is judged to be fully collectible. Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal.

 In accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), the Company measures impaired loans (1) at the observable market price; (2) at the present value of expected cash flows discounted at the loan's effective interest rate; or (3) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses.

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

 STOCK COMPENSATION PLANS - The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Information concerning the pro forma effects of using an optional fair value-based method to account for stock-based employee compensation plans is provided in note 12.

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
                                                              ============   ============   ============

At December 31, 1999, 1998, 1997, the accrual of interest has been discontinued on loans of $240,569, $205,074, and $357,621, respectively of which $16,351, $24,498, and $86,715 were less than 90 days delinquent. The amount of interest income that would have been recorded in 1999, 1998 and 1997 on non-accrual loans if those loans had been handled in accordance with their contractual terms totaled $12,880, $29,395 and $10,339 respectively. The amount of interest income actually recorded on non-accrual loans totaled $5,549, $16,841 and $6,880 for 1999, 1998 and 1997, respectively.

 At December 31, 1999, 1998 and 1997, the Company had one impaired loan to the same borrower amounting to $330,987, $408,565 and $408,565 respectively that were classified as impaired because they had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $369,776, $408,565, and $412,915 in 1999, 1998, and 1997,
respectively. The Company has not provided for a specific allowance for impaired loans. During 1999, 1998 and 1997, the Company received total payments on impaired loans of $100,837, $7,612, and $53,947, respectively. Of these amounts, $23,259, $7,612, and $49,698 were recorded as interest income for 1999, 1998 and 1997, respectively. The remainder was applied to reduce principal.

 This loan is the Company's only restructured loan. There is not a specific allowance for this loan since the fair value of the collateral securing the loan is considered adequate to cover all principal and interest due. The Company also continues to accrue interest on this loan due to the adequacy of the collateral value.

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
                                                              ===========   ===========   ===========

 The Company continues to accrue interest on these loans since either the fair value of the collateral is considered adequate to assure collection of all principal and interest amounts due or the loan is in the process of collection.

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

6. RELATED PARTY TRANSACTIONS

 The Company's executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 1999, 1998, and 1997 transactions in related party loans were as follows:

                                                        1999              1998             1997
Beginning balance                                     2,533,672        2,776,990        6,031,967
Additions                                               859,354        1,619,154        1,194,850
Repayments                                              241,861        1,862,472        4,449,827
Changes in executive officers & directors               562,033
Adjustment to treat loans guaranteed by
  multiple directors as single indebtedness             557,840
Ending balance                                        2,031,292        2,533,672        2,776,990

 A director of the Company is a partner in a law firm that provides legal services to the Company and its subsidiary. During the years ended December 31, 1999, 1998 and 1997, amounts paid to the law firm in connection with those services were $146,250, $192,861, and $145,922, respectively.

 A director of the Company is President of an insurance brokerage through which the Company and its subsidiary place various insurance policies. During the years ended December 31, 1999, 1998 and 1997, amounts paid to the insurance brokerage for insurance premiums were $126,252, $110,528, and $88,077, respectively.

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

13. NET INCOME PER SHARE

 The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

--------------------------------------------------------------------------------

                                                                 1999         1998         1997
                                                                 ----         ----         ----
BASIC:
Net income (applicable to common stock)                       $2,846,047   $2,974,349   $2,139,492
Average common shares outstanding                              2,817,458    2,878,212    2,926,018
Basic net income per share                                    $     1.01   $     1.04   $     0.73
DILUTED:
Net income (applicable to common stock)                       $2,846,047   $2,974,349   $2,139,492
Average common shares outstanding                              2,817,458    2,878,212    2,926,018
Stock option adjustment                                                -            -            -
                                                              ----------   ----------   ----------
Average common shares outstanding-diluted                      2,817,458    2,878,212    2,926,018
Diluted net income per share                                  $     1.01   $     1.04   $     0.73

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

 Generally, the Company charges fees for commitments to extend credit. Interest rates on commitments to extend credit are normally committed for periods of less than one month. Fees charged on standby letters of credit are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.


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

 The Commercial/Retail Bank segment provides full service retail and business banking services, including lending and deposit services, investment activities and other customary services associated with a bank.

 The Electronic Banking segment provides off-site ATM services, point of sale transaction originations, home banking, and debit card transaction processing.

 The Brokerage segment provides full service brokerage services for stocks, bonds, mutual funds and annuities.

 The Mortgage Unit segment provides residential mortgage lending products and services.

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

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------

                                                                            Long-Term Incentive Plan
                                                                               Stock Option Grants
Name and Principal Position                            Year   Salary ($)            (Shares)           Bonus ($)
---------------------------                            ----   ----------    ------------------------   ---------
Dallas R. Arthur, President and Chief                  1999     $132,912              16,000            7,500
Executive Officer                                      1998     $126,757              16,000                -
                                                       1997     $119,911                   -                -

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth, as of March 10, 2000, certain information concerning shares of the Common Stock of the Company beneficially owned and shares of common stock that may be acquired within 60 days of the record date by
(i) the chief executive officer of the Company; (ii) all directors and nominees for directors of the Company and the Bank; (iii) all directors and officers of the Company and the Bank as a group; and (iv) other significant shareholders.



Name and Address of Beneficial Owner(1)(15)    Amount and Nature of           Percent of
                                               Beneficial Ownership           Class
Dallas R. Arthur                                    8,357(2)                             *
Steven K. Breeden                                   6,820(3)                             *
Albert R. Counselman                               31,602(4)                             *
Thelma T. Daley                                       510(5)                             *
John P. Hauswald                                   12,802(6)                             *
David P. Hessler                                      400                                *
C. Edward Hoerichs                                  5,466(7)                             *
Howard S. Klein                                     3,600(8)                             *
Leo A. O'Dea                                       12,216(9)                             *
Allen Quille                                        4,890(10)                            *
John Paul Rogers                                  194,412(11)                        6.91%
William C. Rogers, Jr.                            258,372(11)(12)(13)                9.24%
All Directors and executive Officers of the       548,616                           19.07%
Company as a Group (17 persons)
Other Significant Shareholder:
Patricia A. Rogers                                224,782(14)                        8.07%

*  Less than 1%

(1) Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.

(2) Includes 1,678 shares owned jointly by Mr. Arthur and his wife and 5,333 fully vested options to purchase shares at an exercise price of $18.68 per share. Excludes 976 shares owned by Mr. Arthur's wife.

(3) Includes 2,698 shares owned jointly by Mr. Breeden and his wife and 1,000 fully vested options to purchase shares at an exercise price of between $16.13 and $19.00 per share.

(4) Includes 1,000 fully vested options to purchase shares at an exercise price of between $16.13 and $19.00 per share, but excludes 1,000 shares owned by Mr. Counselman's wife.

(5) Includes 400 fully vested options to purchase shares at an exercise price of between $16.13 and $18.68 per share.

(6) Includes 11,490 shares owned jointly by Mr. Hauswald and his wife and 1,000 fully vested options to purchase shares at an exercise price of between $16.13 and $19.00 per share. Excludes 10,538 shares owned by Mr. Hauswald's wife.

(7) Includes 1,000 fully vested options to purchase shares at an exercise price of between $16.13 and $19.00 per share.

(8) Includes 400 shares owned jointly by Mr. Klein and his wife. Also includes 1,600 shares owned by Colgate Investments, LLP, of which Mr. Klein is a shareholder and 600 shares Mr. Klein holds as trustee for minor children under the Maryland Uniform Gift to Minors Act. Also includes 200 fully vested options to purchase shares at an exercise price of $16.13.

(9) Includes 1,000 fully vested options to purchase shares at an exercise price of between $16.13 and $19.00 per share but excludes 15,754 shares owned by Mr. O'Dea's wife.

(10) Includes 1,000 fully vested options to purchase shares at an exercise price of between $16.13 and $19.00 per share.

(11) Includes 63,904 shares owned by The Security Title Guarantee Corporation of Baltimore and 9,506 shares owned by Maryland Mortgage Company of which John Paul Rogers is a director, and of which William C. Rogers, Jr. is Chairman and President, respectively, as well as a director. Includes 1,000 fully vested options to purchase shares at an exercise price of between $16.13 and $19.00 per share.

(12) Includes 6,494 shares owned by the Moreland Memorial Park Cemetery Bronze Perpetual care Trust Agreement, Inc. 11,750 shares owned by the Moreland Memorial Park Cemetery, Inc. Perpetual Care Trust Agreement, 3,226 shares owned by the Moreland Memorial Park, Inc. Bronze Marker Perpetual Care Trust Fund, and 32,414 shares owned by the Moreland Memorial Park Cemetery, Inc. Perpetual Care Trust Agreement for which William C. Rogers, Jr. serves as trustee.

(13) Includes 128,598 shares owned jointly by Mr. Rogers and his wife. Excludes 11,548 shares owned by Mr. Roger's wife.

(14) Includes 151,372 shares owned by Mrs. Rogers. Also, includes 63,904 shares owned by The Security Title Guarantee Corporation of Baltimore and 9,506 shares owned by Maryland Mortgage Company of which Mrs. Rogers is a principal shareholder.

(15) All directors, executive officers and other significant shareholders may be contacted at the Company's corporate offices by addressing correspondence to the appropriate person, care of Carrollton Bancorp, 344 North Charles Street, Suite 300, Baltimore, Maryland 21201.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 During the past year the Bank has had banking transactions in the ordinary course of its business with: (i) its directors and nominees for directors;
(ii) its executive officers; (iii) its 5% or greater shareholders; (iv) members of the immediate family of its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1999, the balance of loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $2,031,292, which represented approximately 9.0% of the Company's equity capital accounts.

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

CARROLLTON BANCORP

October 26, 2000 By: /s/ DALLAS R. ARTHUR
                 -----------------------------------------
                 Dallas R. Arthur
                 President and Chief Executive Officer

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

October 26, 2000  By: /s/ DALLAS R. ARTHUR
                  -----------------------------
                  Dallas R. Arthur
                  President and Chief Executive
                  Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

October 26, 2000  By: /s/ RANDALL M. ROBEY
                  -----------------------------
                  Randall M. Robey
                  Treasurer

                  Board of Directors

October 26, 2000  /s/ DALLAS R. ARTHUR
                  ------------------------------
                  Dallas R. Arthur
                  Director

October 26, 2000  /s/ STEVEN K. BREEDEN
                  ------------------------------
                  Steven K. Breeden
                  Director

October 26, 2000  /s/ ALBERT R. COUNSELMAN
                  ------------------------------
                  Albert R. Counselman
                  Director

October 26, 2000  /s/ THELMA T. DALEY
                  ------------------------------
                  Thelma T. Daley
                  Director

October 26, 2000  /s/ JOHN P. HAUSWALD
                  ------------------------------
                  John P. Hauswald
                  Director








October 26, 2000  /s/ DAVID P. HESSLER
                  ------------------------------
                  David P. Hessler
                  Director

October 26, 2000  /s/ C. EDWARD HOERICHS
                  ------------------------------
                  C. Edward Hoerichs
                  Director

October 26, 2000  /s/ HOWARD S. KLEIN
                  ------------------------------
                  Howard S. Klein
                  Director

October 26, 2000  /s/ LEO A. O'DEA
                  ------------------------------
                  Leo A. O'Dea
                  Director

October 26, 2000  /s/ ALLEN QUILLE
                  ------------------------------
                  Allen Quille
                  Director

October 26, 2000  /s/ JOHN PAUL ROGERS
                  ------------------------------
                  John Paul Rogers
                  Director

October 26, 2000  /s/ WILLIAM C. ROGERS, JR.
                  ------------------------------
                  William C. Rogers, Jr.
                  Director

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