Form 10-Q
period 2000-09-30
CARROLLTON BANCORP
filed 2000-11-13
CIK 859222

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                        For the transition period from to

                                 --------------

                         Commission file number 0-23090

                                 --------------

                               Carrollton Bancorp
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)


                MARYLAND                                    52-1660951
     ------------------------------                     -------------------
     (State or other jurisdiction                       (IRS Employer of
     incorporation or organization)                     Identification No.)


         344 NORTH CHARLES STREET, SUITE 300, BALTIMORE, MARYLAND 21201
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (410) 536-4600
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No/ /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes/ / No/ /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            2,707,733 common shares outstanding at November 1, 2000

               --------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Carrollton Bancorp
     and Subsidiary

                                                                      September 30               December 31
                                                                          2000                       1999
                                                                      -------------             -------------
ASSETS
Cash and due from banks                                               $  18,631,910             $  24,795,534
Federal funds sold                                                       15,199,012                 2,840,365
Investment securities:
      Available for sale                                                 60,191,862                75,747,478
      Held to maturity                                                       50,000                    50,000
          (approximate market value of $50,000
           and $50,000)
Loans held for sale                                                       2,290,554                 2,557,922
Loans, less allowance for loan losses of                                274,043,847               254,611,044
      $2,959,862 and 2,836,291
Bank premises and equipment                                               8,126,031                 8,456,257
Accrued interest receivable                                               2,602,804                 2,381,008
Deferred income taxes                                                     1,094,122                   880,010
Prepaid income taxes                                                         21,686                   525,627
Other assets                                                              2,152,541                 2,773,956
                                                                      -------------             -------------
                                                                      $ 384,404,369             $ 375,619,201
                                                                      =============             =============
LIABILITES AND SHAREHOLDERS' EQUITY
Deposits
      Noninterest bearing                                             $  36,131,142             $  41,957,674
      Interest-bearing                                                  251,600,640               220,492,191
                                                                      -------------             -------------
          Total deposits                                                287,731,782               262,449,865
Federal funds purchased and securities
      sold under agreement to repurchase                                 13,846,170                13,650,176
Advances from the Federal Home Loan Bank                                 50,000,000                66,000,000
Notes payable - U.S. Treasury                                             1,107,280                 1,830,856
Accrued interest payable                                                    838,900                   491,728
Other liabilities                                                           997,325                 1,311,999
                                                                      -------------             -------------
                                                                        354,521,457               345,734,624
                                                                      -------------             -------------
SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share;                                        2,707,733                 2,776,904
      authorized 10,000,000 shares; issued and outstanding
      2,707,733 and 2,776,904
Surplus                                                                  17,089,582                18,016,419
Retained earnings                                                        10,553,094                 9,945,947
Accumulated other comprehensive income                                     (467,497)                 (854,693)
                                                                      -------------             -------------
                                                                         29,882,912                29,884,577
                                                                      -------------             -------------
                                                                      $ 384,404,369             $ 375,619,201
                                                                      =============             =============

Note: Balances at December 31, 1999 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Carrollton Bancorp
     and Subsidiary

                                                          Quarter Ended September 30       Nine Months Ended September 30
                                                            2000              1999             2000             1999
                                                         -----------       -----------      -----------      -----------
INTEREST INCOME
     Interest and fees on loans                          $ 5,664,551       $ 4,610,409      $16,432,739      $12,895,591
     Interest and dividends on securities:
         Taxable interest income                             722,922           815,646        2,183,537        1,883,902
         Nontaxable interest income                          100,269           317,412          519,919          953,631
         Dividends                                            29,242            39,831          114,856           99,722
     Interest on federal funds sold and
         other interest income                               356,524            65,197          543,801          189,663
                                                         -----------       -----------      -----------      -----------
         Total interest income                             6,873,508         5,848,495       19,794,852       16,022,509
                                                         -----------       -----------      -----------      -----------
INTEREST EXPENSE
     Deposits                                              3,106,565         1,992,077        8,186,880        5,712,373
     Other                                                 1,152,415           949,835        3,431,725        1,933,240
                                                         -----------       -----------      -----------      -----------
         Total interest expense                            4,258,980         2,941,912       11,618,605        7,645,613
                                                         -----------       -----------      -----------      -----------
             Net interest income                           2,614,528         2,906,583        8,176,247        8,376,896
Provision for loan losses                                    112,000           149,450          336,000          439,250
                                                         -----------       -----------      -----------      -----------
Net interest income after provision for loan losses        2,502,528         2,757,133        7,840,247        7,937,646
                                                         -----------       -----------      -----------      -----------

OTHER OPERATING INCOME
     Service charges on deposit accounts                     293,218           334,454          904,826        1,005,253
     Brokerage commissions                                   386,157           283,246          968,344          795,286
     Other fees and commissions                            1,348,729         1,708,704        3,823,129        4,950,927
     Gain on sale of merchant services unit                        0         1,554,526                0        1,554,526
     Gains(loss) on security sales                           (49,730)            7,995           74,436           85,724
     Gains on loan sales                                           0                 0           15,621          249,939
                                                         -----------       -----------      -----------      -----------
         Total other operating income                      1,978,374         3,888,925        5,786,356        8,641,655
                                                         -----------       -----------      -----------      -----------
OTHER EXPENSES
     Salaries                                              1,305,144         1,380,607        4,119,771        4,124,400
     Employee benefits                                       293,575           332,668          947,369          982,724
     Occupancy                                               344,397           365,576        1,134,709        1,216,823
     Furniture and equipment                                 412,515           386,358        1,254,400        1,112,703
     Other operating expenses                              1,499,968         2,193,208        4,433,321        5,844,557
                                                         -----------       -----------      -----------      -----------
         Total other expenses                              3,855,599         4,658,417       11,889,570       13,281,207
                                                         -----------       -----------      -----------      -----------
Income before taxes                                          625,303         1,987,641        1,737,033        3,298,094
Income taxes                                                 176,753           622,150          402,069          854,296
                                                         -----------       -----------      -----------      -----------
Net income                                               $   448,550       $ 1,365,491      $ 1,334,964      $ 2,443,798
                                                         ===========       ===========      ===========      ===========
EARNINGS PER COMMON SHARE
Net income - basic and diluted                           $      0.16       $      0.48      $      0.49      $      0.87
                                                         ===========       ===========      ===========      ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Carrollton Bancorp
     and Subsidiary

                                                                     Nine Months Ended September 30
                                                                        2000              1999
                                                                     ------------       ------------
Cash flows from operating activities
      Interest received                                              $ 19,603,461       $ 15,436,411
      Fees and commissions received                                     5,771,925          7,190,932
      Interest paid                                                   (11,271,433)        (7,447,371)
      Origination of loans held for sale                               (5,545,582)        (8,534,773)
      Proceeds from sale of loans held for sale                         5,828,571          9,111,230
      Cash paid to suppliers and employees                            (11,198,333)       (12,789,953)
      Income taxes paid                                                   (52,140)          (282,774)
                                                                     ------------       ------------
                                                                        3,136,469          2,683,702
                                                                     ------------       ------------
Cash flows from investing activities
      Proceeds from maturities of securities held to maturity                   0          1,370,000
      Proceeds from sales of securities available for sale             21,389,849          2,703,826
      Proceeds from maturities of securities available for sale           600,000         11,124,596
      Purchase of securites available for sale                         (6,329,127)       (38,649,067)
      Loans made, net of principal collected                          (12,405,561)       (26,041,170)
      Puchase of loans, net of principal collected                     (6,596,044)        (4,719,123)
      Purchase of premises and equipment                                 (631,072)        (1,788,665)
                                                                     ------------       ------------
                                                                       (3,971,955)       (55,999,603)
                                                                     ------------       ------------
Cash flows from financing activities
      Net increase (decrease) in time deposits                         27,301,183          6,879,003
      Net increase (decrease) in other deposits                        (2,019,266)         2,602,730
      Net increase (decrease) in other borrowed funds                 (16,527,582)        37,569,794
      Dividends paid                                                     (727,817)          (634,357)
      Common stock repurchase and retirement                             (996,009)          (337,628)
                                                                     ------------       ------------
                                                                        7,030,509         46,079,542
                                                                     ------------       ------------
Net increase (decrease) in cash and cash equivalents                    6,195,023         (7,236,359)
Cash and cash equivalents at beginning of year                         27,635,899         32,546,465
                                                                     ------------       ------------
Cash and cash equivalents at September 30                            $ 33,830,922       $ 25,310,106
                                                                     ============       ============

Reconciliation of net income to net cash
provided by operating activites
      Net income                                                     $  1,334,964       $  2,433,798

Adjustments to reconcile net income to
net cash provided by operating activites
      Provision for loan losses                                           336,000            439,250
      Deprecation and amortization                                      1,041,341          1,032,507
      Amortization of premiums and discounts                               30,404             40,410
      Gains on disposal of securities                                     (74,436)           (85,724)
      Loans held for sale made, net of principal sold                     282,989            576,456
      Gains on sale of merchant services unit                                   0         (1,554,526)
      Gains on loans held for sale                                        (15,621)          (249,939)

      (Increase) decrease in:
      Accrued interest receivable                                        (221,796)          (626,508)
      Prepaid income taxes                                                503,941            571,522
      Other assets                                                       (743,163)            78,757

      Increase (decrease) in:
      Accrued interest payable                                            347,172            198,242
      Other liabilities                                                   314,674           (170,543)
                                                                     ------------       ------------
                                                                     $  3,136,469       $  2,683,702
                                                                     ============       ============


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                        Quarter ended September 30, 2000

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended September 30, 2000 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2000.

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

For the Nine Month Periods Ended:                          September 30, 2000      September 30, 1999
---------------------------------                          ------------------      ------------------
Net Income                                                      $   886,414             $ 2,443,798
                                                                -----------             -----------
Other comprehensive income:
       Unrealized gains (losses)during the period                   705,252              (1,747,407)
       Less:  Adjustment for security gains (losses)                (74,436)                (85,724)
                                                                -----------             -----------
Other comprehensive income, before taxes                            630,816              (1,833,131)
Income taxes on comprehensive income                                243,620                (707,955)
                                                                -----------             -----------
Other comprehensive income, after tax                               387,196              (1,125,176)
                                                                -----------             -----------
Comprehensive income                                              1,273,610               1,318,622
                                                                ===========             ===========


ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

     Carrollton Bancorp reported net income for the third quarter of 2000 of $449,000 or $.16 on a per share basis, and $1,335,000 for the first nine months or $.49 on a per share basis. For the same periods of 1999, net income amounted to $1,365,000, or $.48 per share for the quarter, and $2,444,000, or $.87 per share for the nine months ended September 30, 1999.

     During the third quarter of 1999, the Company recognized a pre-tax gain on the sale of its merchant services unit of $1,555,000, which presented a significant fluctuation in the Company's earnings, both for the quarter and nine month periods.

     Adjusted earnings for the net impact of $954,000 based on an effective tax rate of 38.62%, earnings for the periods would be $411,000, or $.15 per share for the quarter and $1,490,000, or $.53 on a per share basis, respectively, for the nine months ended September 30, 1999.

     Interest and fee income on loans increased 23% and 27%, respectively, for the quarter and nine month periods as a result of loan portfolio growth. Total interest income increased 18% and 24%, respectively, for the quarter and nine month periods, reflecting the reduction in the investment portfolio.

     Other operating income, excluding gains on the sale of the merchant services unit, as well as on loan and security sales, decreased 13% and 16% for the quarter and nine month periods, respectively, due to the Company's sale of its merchant services unit in late 1999.

     While overall expenses decreased due to the sale of the merchant services unit, the Company did recognize severance costs of $110,000 and branch closing costs of $72,000 in 2000. In 1999 there were severance costs of $83,000 in other operating expenses for the comparable nine month period.

Net Interest Income

     Net interest income for the Company decreased $0.3 million for the quarter to $2.6 million and $0.2 million for the nine months to $8.2 million. The net yield on average earning assets declined from 4.31% in the first nine months of 1999 to 3.16% in 2000. The decrease in the net yield came principally from the rising funding costs associated with the increased borrowing levels initiated in late 1999, and the rising interest rate environment. Additionally, due to the Company's efforts to restrucure its investment and loan portfolio so as to address interest rate sensitivity, net interest margin has been further compressed. We believe we are taking the right actions to deal with our liability sensitive interest rate position, thus working to stem the current trend of margin compression, and weakness in revenue and earnings growth.

     Interest income on loans increased 23% and 27%, respectively, for the three and nine month periods, respectively, due to a 15% increase in the portfolio. Interest income from investment securities decreased 27% and 4%, respectively, due to the reduction in the investment portfolio in 2000. The Company has emphasized commercial loan production in 2000, which was supported by the sale of investment securities and growth in certificate of deposit accounts. Loan growth in 1999 was largely funded by Federal Home Loan Bank borrowings in 1999, which have been reduced $16,000,000 since December 31, 1999.

     Interest expense increased $1.3 million and $4.0 million, respectively, to $4.3 million and $11.6 million, respectively, for the three and nine month periods primarily because of increases in market interest rates, the increase in borrowing levels, and growth in higher yielding deposits. Average deposits for the quarter ended September 30, 2000 increased 16% over 1999. The cost of interest bearing funds increased to 5.06% for the nine month period from 4.50% for the comparable period in 1999.

Provision for Loan Losses

     The provision for loan losses during the quarter and nine month periods of 2000 were $112,000 and $336,000 compared to $149,000 and $439,000 for the respective periods of 1999. The provision was based on management's review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 0.63% at September 30, 2000 from 0.44% at September 30, 1999. Net loan losses to average loans increased from 0.0% to 0.08% for the comparable nine month period.

Non-interest Income

     Non-interest income, excluding gains on the sale of the Company's merchant services unit, security gains and loan sales, decreased 13% and 16%, respectively, due to the Company's sale of its merchant services unit in late 1999. This unit produced gross income of $429,000 and $1,343,000 for the respective periods of 1999. Other components of other income saw an increase of 36% and 21%, respectively, for brokerage commissions, and a decrease of 12% and 10%, respectively, for service charge income on deposit accounts.

     Security sales for the periods resulted in a loss of $49,000 for the third quarter of 2000 compared to an $8,000 gain in 1999; and net gains of $74,000 compared to $86,000 for the nine month periods of 2000 and 1999 respectively. The transactions were undertaken because there was judged to be limited further apprecation potential for these issues as well as a decision to reduce interest rate risk and to increase liquidity.

     Gains on loan sales amounted to $16,000 for the first three quarters of 2000 compared to $250,000 for the same period of 1999, due to a lower volume of sales in 2000 and lower premiums realized. During the first nine months of 2000 the Company inactivated the mortgage subsidiary of Carrollton Bank, which was the principal originator of residential mortgages for the Company. The subsidiary continues to service the loans in its portfolio.

Non-Interest Expenses

     Non-interest expense decreased 17.2% and 10.5% for the three and nine month periods, respectively, compared to 1999. Expenses associated with the merchant services unit were $319,000 and $1,042,000 for the comparable periods of 1999. Excluding the expenses associated with the merchant services unit the reduction of non-interest expenses would be 11.1% and 2.8%, respectively, for the three and nine month periods compared to 1999. Included in the expenses for the first nine months of 2000 and 1999 were severence accruals of $110,000 and $83,000, respectively, for reductions in staff. The Company incurred $72,000 in expenses associated with the closing of a branch office in 2000. The Company has been able to reduce the overall variable cost component of its offsite ATM network.

Income Tax Provision

     The effective tax rate for the Company decreased to 23.1% for the first nine months of 2000 compared to 25.9% for 1999.

Financial Condition

Summary

     Total assets increased $8.8 million to $384.4 at September 30, 2000 compared to $375.6 million at the end of 1999. Loans increased by $19.3 million or 7%, net of loan sales. Cash decreased as the ATM network reduced cash levels after the holiday shopping period in December. Most other assets, excluding investments as noted below, changed only marginally with the exception of federal funds sold, which reflects the bank's efforts to reduce its investment portfolio and to improve liquidity. Deposits grew $25.3 or 9.6%, with the growth being primarily in certificates of deposit. Borrowed funds decreased $16.5 million, as the Company continued to paydown the Federal Home Loan Bank borrowings, funded by security sales and deposit growth.

Investment Securities

     Investment securities decreased $15.6 million from December 31, 1999 to $60.2 million at September 30, 2000. The Company sold equity securities it deemed to have limited further potential for apprecation, and debt securities which carried additional interest rate risk.

Loans

     Total gross loans increased $19.3 million or 7.4% from December 31, 1999 to $279.3 million at September 30, 2000. The commercial market was very competitive during the period. While there were certain payoffs, which were the result of customers refinancing at a lower rate, the Company experienced strong loan demand. Additionally, draws on existing equity lines and equity line purchases resulted in an increase in the portfolio. The Company made a decision to inactivate the mortgage subsidiary of the bank in the first quarter of 2000 which resulted in lower mortgage production.

Allowance for Loan Losses

     The allowance for loan losses increased 4.4% from the end of 1999 to $3.0 million at September 30, 2000. The ratio of the allowance to total loans was 1.09% at December 31, 1999 and 1.06% at September 30, 2000. The ratio of net loan losses to average loans outstanding increased slightly to .08% from the
 .07% for the year ended December 31, 1999. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to 0.6% as of September 30, 2000 compared to 0.41% at December 31, 1999.

Funding Sources

     Total deposits at September 30, 2000 increased by $25.3 million, or 9.6% to $287.7 from December 31, 1999. Interest-bearing accounts increased by $31.1 million or 14.1% while non-interest bearing accounts decreased by $5.8 million or 13.9%.

     Federal Home Loan Bank borrowings decreased as the proceeds of the loan and investment sales and deposit growth were applied to pay down debt. Total borrowings decreased $16.5 million to $65.0 million at September 30, 2000 compared to $81.5 million at December 31, 1999.

Capital

     For the first three quarters of 2000, shareholders' equity decreased by $2,000 compared to December 31, 1999. While earnings for the first nine months were in excess of dividends, they were overshadowed by common stock repurchases of $996,000. The Company paid shareholders dividends totaling $728,000 for the first three quarters of 2000. Net income for the first three quarters was $1,335,000. Shareholders' equity to total assets remained strong at 7.8% at September 30, 2000. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted asset ratios were at 10.79% and 11.89%, respectively, at September 30, 2000. The Company's leverage ratio for the first nine months of 2000 was 7.56%. These capital ratios exceed regulatory minimums.

Liquidity

     As of September 30, 2000, outstanding loan commitments and unused lines of credit for the Company totalled $106.0 million. Management places a high probability for required funding within 1 year on approximately $11 million of this total. The remaining amount is mainly unused home equity lines and credit lines on which management places low probability for required funding. At September 30, 2000 the Company's liquidity position continues to be adequate. During 1999, with loan demand outpacing deposit growth, the Company chose to borrow from the Federal Home Loan Bank. During the first nine months of 2000, the Company has begun to selectively sell securities and lower yielding loans from its portfolio to fund growth of variable rate loans and to reduce outstandings to the Federal Home Loan Bank. The Company continues to have additional borrowing capacity sufficient to meet funding needs.

Interest Rate Risk

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2000, the Company's liability sensitive position continues from December 31, 1999. Management has taken steps to lock in funding with fixed rate instruments that better match the repricing of assets. Additionally, management has reduced the Company's holding of long term fixed rate investment securities, which presented unnecessary interest rate risk. A liability sensitive position, theoretically, is unfavorable in a rising interest rate environment since more liabilities reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. However, the net yield on earning assets fell in the first nine months of 2000 to 3.33% from 4.25% in the fourth quarter of 1999.

     Due to the Company's liability sensitive position and the rising interest rate environment, the Company decided to inactivate the bank's mortgage subsidiary. The mortgage subsidiary's primary loan products were fixed rate long term instruments, that were neither readily salable nor profitable in a rising interest rate environment.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

There is no information to be reported under this item for the quarter ended September 30, 2000.


Item 2. Changes in Securities

There is no information to be reported under this item for the quarter ended September 30, 2000.


Item 3. Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended September 30, 2000.


Item 4. Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended September 30, 2000.


Item 5. Other Information

There is no information to be reported under this item for the quarter ended September 30, 2000.


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


                                       Carrollton Bancorp
                                       ------------------------
                                       (Registrant)



Date  November 10, 2000                /s/ Dallas R. Arthur
      -----------------                ------------------------
                                       Dallas R. Arthur
                                       President and Chief Executive
                                       Officer


Date    November 10, 2000              /s/ Randall M. Robey
      -------------------              -------------------------
                                       Randall M. Robey
                                       Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Description                             Page
-------     -------------------------------------------------       ------------
  11        Statement Re:  Computation of Per Share Earnings             14

  27        Financial Data Schedule                                      15
