Form 10-K405
period 2000-12-31
CARROLLTON BANCORP
filed 2001-03-15
CIK 859222

U.S. SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------

WASHINGTON, D.C. 20549
FORM 10-K
--------------------------------------------------------------------------------

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2000

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


Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
Issuer's revenues for its most recent fiscal year. $34,639,094.

As of February 28, 2001, the aggregate market value of the voting stock held by non-directors and executive officers: $20,886,305.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,707,733 shares as of March 8, 2001.

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

 SERVICE AREA. - The service area for the Bank is defined principally by geographic area. The Bank's eleven bank branches are located in Baltimore City, Baltimore County and Anne Arundel County, Maryland. The Bank attracts deposits and generates loan activity throughout this area primarily through its branch network. In addition, the Bank has made loans in Harford County, Howard County and Prince George's County, Maryland, and in southern Pennsylvania. The Bank also has deposit customers who live in Harford County and Howard County, Maryland. The Bank also operates an ATM network of 174 machines in Maryland, Virginia, Pennsylvania, West Virginia, and Delaware. The Bank also sponsors national retailers in various electronic networks operating as regional switches for electronic transactions throughout the country.

 DESCRIPTION OF SERVICES. - The Bank provides a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to consumers and business principals.

 The loan portfolio of the Bank consists primarily of loans for which the cash flow of the borrower serves as the principal source of debt service and loan retirement, with secondary emphasis on asset-collateral and other forms of secondary support. In this regard, many small businesses require short-term inventory financing which can be supported by cash flow and individual assets. The Bank also engages in asset-based lending, traditional real estate loans and general consumer loans to individuals. The loan portfolio is approximately 33% adjustable rate loans and 67% fixed rate.

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

- Money market deposits, demand deposits, NOW accounts and certificates of deposit.

- Letters of credit and remittance services.

- Credit and debit card services.

- Merchant credit card deposit servicing.

- Brokerage services for stocks, bonds, mutual funds and annuities.

- A 24-hour ATM network.

- After-hours depository services.

- Safe deposit boxes.

- Other services, such as direct deposit services, travelers checks and IRA.

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

 First and second residential mortgage loans, made principally through a subsidiary of the Bank, Carrollton Mortgage Services Inc., ("CMSI") enabled customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value greater then 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. CMSI offered a wide variety of adjustable rate and fixed rate mortgage products. The borrower was required to meet the income and debt criteria consistent with the underwriting standards of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. CMSI also reviewed the credit history of each applicant. CMSI offered a community homebuyer program for qualified purchasers whose income is less than or equal to 115% of the median income for the Baltimore Metropolitan Statistical Area. Under this program, CMSI financed 100% of the purchase price, plus up to $5,000 toward closing costs. The customer must pay their pre-paids out of their own funds, and must have had two months cash reserves. The borrower(s) must have also obtain homebuyer counseling. While the primary emphasis of this program was first time homebuyers, low to moderate income move-up borrowers could still qualify for the program. It was intended for those homeowners that would not experience a significant gain on the sale of their current residence. They could not own any other real estate at the time of settlement of the community homebuyer loan. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used. The Bank experienced net losses of $96,961 and net recoveries of $30,317 on residential mortgage loans in 2000. The Bank experienced no losses on residential mortgage loans during 1999 or 1998. There were no residential mortgage loans delinquent more than 90 days at December 31, 2000. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

 Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance and depending on the rate and program. As with first mortgage residential loans, borrowers are required to meet certain income and debt ratios. The Bank also has a program which will finance up to 125% of the value of the home, subject to stricter income and debt ratios, with a maximum loan amount of $25,000. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property behind the first mortgage, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced net losses on home equity loans during 2000 of $104,226 and no net recoveries. There were net losses of $44,000 and net recoveries of $12,000 in 1999. There were no losses or recoveries on home equity loans during 1998. There were approximately $282,000 of home equity loans delinquent more than 90 days at December 31, 2000. There are no discernible delinquency or loss trends relating to home equity loans known to management.

 Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 100% coverage of the business debt service, and to income-producing property to be self-supporting generally with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. First, commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. Second, the repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business depending on the type of business. Therefore, business risk to the Bank's customer is involved. The Bank did not experience any losses on commercial mortgage loans during 2000 or 1999. There were $96,600 of commercial mortgage loans past due more than 90 days at December 31, 2000. The Bank experienced net losses on commercial mortgage loans in 1998 of $81,000. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

 Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank's financing of these types of transactions principally relates to projects for residential housing development and construction. The Bank typically will finance 70% to 75% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses on construction and land development loans during 2000, 1999 or 1998. There were no construction and land development loans past due more than 90 days at December 31, 2000. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

 Time and demand loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but also may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. Time and demand loans and lines of credit are more risky than secured commercial real estate lending transactions. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate, or the collateral may be used for other purposes if not subject to Uniform Commercial Code filings. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had net losses on time and demand loans of $30,000, $71,000 and $236,000 in 2000, 1999 and 1998,
respectively. There were $847,360 of time and demand and line of credit loans delinquent more than 90 days at December 31, 2000. There are no discernible delinquency or loss trends relating to time and demand loans or lines of credit known to management.

 Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. Home improvement loans include those made directly to customers and those made indirectly or originated through an approved home improvement dealer. The Bank makes unsecured home improvement loans to a maximum amount of $12,500. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the income-and-debt-ratio requirement helps determine the borrower's current ability to repay the loan. The Bank had net charge-offs of home improvement loans of approximately $22,000, $0 and $4,000 in 2000, 1999 and 1998. There were net recoveries of $39,000 and $5,000 in 2000 and 1999. There were no home improvement loans delinquent more than 90 days at December 31, 2000. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

 The remainder of the consumer loan portfolio is composed of installment loans for automobiles, boats and recreational vehicles, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance 85% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had net losses on automobile loans in 2000, 1999 and 1998 of $208, $0, and $1,000, respectively. There were no automobile or other vehicle loans past due more than 90 days at December 31, 2000. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

 Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. The line amounts are subject to fairly low limits based on an assessment of the customer's credit history and income and debt ratios. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2000, 1999 and 1998 were approximately $122,000, $60,000, and $209,000, respectively. There were no overdraft loans and other personal loans past due more than 90 days at December 31, 2000. There are no discernible delinquency or loss trends relating to overdraft lines and other personal loans known to management, however, the increased losses for the three year period relate primarily to a higher level of personal bankruptcy filings.

 Loans secured by savings accounts in the Bank and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 100% of balances in savings or certificates of deposit accounts in the Bank. The Bank will advance funds up to 70% of the market value of actively traded stock certificates and bonds or 60% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2000, 1999 or 1998. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 2000. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

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

 Reference is made to Note 4 of the Notes to Consolidated Financial Statements which contains the amounts of nonaccrual and delinquent loans at December 31, 2000.

 Carrollton Community Development Corporation (CCDC), an 96.4% owned subsidiary of Carrollton Bank, was established in 1995 for the purpose of promoting, developing, and improving the housing and economic conditions of people in Maryland with particular emphasis on Metropolitan Baltimore. CCDC encourages and assists through loans, investments, and other transactions, to increase housing for low and moderate income individuals.

 INVESTMENT ACTIVITIES. - The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 19% of total assets, and is invested primarily in U.S. Treasury, U.S. Government Agencies, state and municipal bonds, and mortgage backed securities with maturities varying from 2001 to 2017. Reference is made to Note 3 of the Notes to Consolidated Financial Statements included in this Report and Statistical Disclosures for additional information concerning the investment portfolio.

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

 BROKERAGE ACTIVITIES. - Carrollton Financial Services, Inc., a subsidiary of the Bank, provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2000, commission and other income totaled $1,273,855 and income after taxes was $285,566.

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

 EMPLOYEES. - As of December 31, 2000, the Bank and its subsidiaries had 149 full time equivalent employees, 42 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management does not anticipate any inordinate difficulty in recruiting and training such additional officers and employees as it may need in the future. Management believes that relations with its employees are good.

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

 President Clinton also signed into law a bill on June 1, 1997, which among other things, allows interstate branching by banking organizations subject to each states' separate decision to allow interstate branch banking within the state. As a result of such legislation, it is anticipated that competition by financial institutions within Maryland may increase due to entrance into the market place by branches of out-of-state banks. Such legislation could also spur increased acquisition activity of Maryland institutions by out-of-state organizations. During the 1995 legislative session, the State of Maryland passed legislation to allow interstate branch banking within Maryland.

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

 EXAMINATIONS. - Pursuant to FDICIA, and subsequent amendments thereto, examinations of insured nonmember banks having assets of $250,000,000 or more must be conducted no less frequently than every 12 months. The Bank is subject to assessments by the FDIC to cover the costs of such examinations. As a result of such examinations, the FDIC may revalue assets of the Bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

 SAFETY AND SOUNDNESS. - The FDIC is authorized to promulgate regulations to ensure the safe and sound operations of insured nonmember banks and may impose various requirements and restrictions on the activities of insured nonmember banks. Additionally, under FDICIA, the FDIC was required to prescribe safety and soundness regulations relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders.

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

 Under FDICIA, the FDIC was required to revise its risk-based capital standard to ensure that such standard takes adequate account of: (i) interest rate risk;
(ii) concentration of credit risk; and (iii) the risk of nontraditional activities and to adequately reflect the actual performance and expected risk of loss on multifamily mortgages. Although the FDIC, together with the Office of the Comptroller of the Currency and the Board of Governors published a joint notice of proposed rule making addressing the interest rate risk issue, no final action has occurred with respect thereto nor has the FDIC taken any action to date with respect to concentration of credit risk, the risk of nontraditional activities or the expected risk on multifamily mortgages.

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

 INCOME TAXES. - The Company and its subsidiaries are required to file annual income tax returns with both the Internal Revenue Service (the "IRS") and the taxing authorities in any state in which they are qualified to do business. Because the Bank is under $500 million in asset size, it is permitted to use the reserve method of tax accounting for determining bad debt deductions for income tax purposes. At December 31, 2000, the Bank had a tax bad debt reserve of $932,691 and a book bad debt reserve of $3.0 million. The Bank has provided a deferred tax asset on its books for the difference between its tax and book bad debt reserves. If the Bank were to grow to a size of

$500 million or greater, it would be required to recapture its tax bad debt reserve over a four year period and pay taxes on that amount. For financial accounting purposes, the payment of these taxes would be offset by an increase in the deferred tax asset related to the difference between tax and book bad debt reserves, potentially subject to a total deferred tax asset limitation based on reasonable recovery under current accounting literature.

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

ITEM 2: DESCRIPTION OF PROPERTY

 Both the Bank's main branch and certain of the Company's executive and administrative offices are located in the Bank's headquarters building which it owns in downtown Baltimore, Maryland. The Bank owns buildings for three of its other branch office locations as well. The Bank leases space for the remaining seven branches, and for its operations center which primarily houses support functions. Current lease terms expire in 2001 through 2009 and contain renewal options ranging from 4 to 24 years.

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

PART II
-------------------

ITEM 5: MARKET FOR COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

TRADING AND DIVIDENDS

 As of December 31, 2000, there were approximately 549 shareholders of record of the Company. Since May 1994, the Company's Common Stock has traded on the NASDAQ National Market Tier of The NASDAQ Stock Market under the symbol "CRRB". Currently, there are two broker-dealers who make a market in the Common Stock.

 The table below sets forth the high and low sales price for each quarter in the last two years, and cash dividends paid per share, adjusted to reflect the effect of the 2 for 1 stock split declared in May, 1999.

 The ability of the Company to pay dividends in the future will be dependent on the earnings, if any, financial condition and business of the Company, as well as other relevant factors, such as regulatory requirements. No assurance can be given either that the Company's future earnings, if any, will be sufficient to enable it to pay dividends, or that if such earnings are sufficient, that the Company will not decide to retain such earnings for general working capital and other funding needs. In addition, the Company is highly dependent on dividends received from the Bank to enable it to pay dividends to shareholders. No assurance can be given that the Bank will continue to generate sufficient earnings to enable it to pay dividends to the Company, or that it will continue to meet regulatory capital requirements which, if not met, could prohibit payment of dividends to the Company.

                                                                                               CASH DIVIDENDS
                                                                                                    PAID
PERIOD                                                        PRICE PER SHARE                     PER SHARE
                                                        2000                  1999             2000       1999
                                                   HIGH       LOW        HIGH       LOW
----------------------------------------------------------------------------------------------------------------
1st Quarter                                      $15.875    $13.500    $18.000    $16.250    $0.0850    $0.0725
2nd Quarter                                       14.438     13.188     18.000     16.125     0.0900     0.0725
3rd Quarter                                       14.500     13.125     19.250     17.250     0.0900     0.0800
4th Quarter                                       14.125     11.375     18.000     14.250     0.0900     0.0825

ITEM 6: SELECTED FINANCIAL DATA

 The following statistical information should be read in conjunction with the Audited Consolidated Financial Statements contained in Item 8 of this document and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following statistical information contained herein is presented to help the reader gain additional insight to information and discussion presented in the Audited Consolidated Financial Statements and in Management's Discussion and Analysis.

ITEM 6A: DISTRIBUTION OF ASSETS,
LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES, INTEREST AND YIELDS

 The following chart contains average balance sheet information for 2000, 1999 and 1998, and indicates the related interest income or expense and calculated yield. Non-accruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on non-accrual loans is included in the interest income column.

2000 AVERAGE BALANCES, INTEREST, AND YIELDS

                                                                                2000
                                                              AVERAGE BALANCE    INTEREST      YIELD
------------------------------------------------------------------------------------------------------

ASSETS
Federal funds sold                                             $  7,133,152     $   510,601     7.16%

Investment securities
U.S. Treasury                                                       922,791          61,984     6.72
U.S. Government agency                                           43,411,997       2,829,542     6.52
State and municipal                                              12,519,336         826,993     6.61
Mortgage-backed securities                                        4,018,020         279,006     6.94
Other                                                             6,545,933         455,529     6.96
                                                               ------------     -----------    -----
                                                                 67,418,077       4,453,054     6.61
                                                               ------------     -----------    -----
Loans
Demand and time                                                  26,519,768       2,636,511     9.94
Residential mortgage                                            192,901,840      14,644,161     7.59
Commercial mortgage and construction                             47,172,991       4,134,491     8.76
Installment and credit card                                       5,814,850         579,160     9.96
Lease financing                                                   2,402,565         237,414     9.88
                                                               ------------     -----------    -----
                                                                274,812,014      22,231,737     8.09
                                                               ------------     -----------    -----
Total interest-earning assets                                   349,363,243      27,195,392     7.78
Non-interest-bearing cash                                        21,169,927
Premises and equipment                                            8,348,640
Other assets                                                      4,751,394
Allowance for loan losses                                        (2,942,829)
Unrealized gains/losses of available for sale securities         (1,719,865)
                                                               ------------     -----------
                                                               $378,970,510     $27,195,392
                                                               ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing deposits
Savings and NOW                                                $ 81,124,906     $ 2,159,277     2.66%
Money market                                                     47,198,465       2,411,846     5.11
Other time                                                      108,823,949       6,885,914     6.33
                                                               ------------     -----------    -----
                                                                237,147,320      11,457,037     4.83
Borrowed funds                                                   71,810,671       4,464,647     6.22
                                                               ------------     -----------    -----
                                                                308,957,991      15,921,684     5.15
Non-interest bearing deposits                                    39,350,269
Other liabilities                                                   896,285
Shareholders' equity                                             29,765,965
                                                               ------------     -----------
Total liabilities and equity                                   $378,970,510     $15,921,684
                                                               ============     ===========
NET YIELD ON INTEREST-EARNING ASSETS                           $349,363,243     $11,273,708     3.23%
                                                               ============     ===========    =====

INTEREST ON INVESTMENTS AND LOANS IS PRESENTED ON A FULLY TAXABLE EQUIVALENT BASIS, USING REGULAR INCOME TAX RATES.

1999 AVERAGE BALANCES, INTEREST, AND YIELDS

                                                                                1999
                                                              AVERAGE BALANCE    INTEREST      YIELD
------------------------------------------------------------------------------------------------------

ASSETS
Federal funds sold                                             $  1,828,582     $   100,572     5.50%

Investment securities
U.S. Treasury                                                     1,566,850          97,391     6.22
U.S. Government agency                                           33,942,948       2,264,792     6.67
State and municipal                                              25,626,795       1,807,008     7.05
Mortgage-backed securities                                        7,944,031         498,237     6.27
Other                                                             6,397,245         311,266     4.87
                                                               ------------     -----------    -----
                                                                 75,477,869       4,978,694     6.60
                                                               ------------     -----------    -----
Loans
Demand and time                                                  26,641,534       2,518,184     9.45
Residential mortgage                                            144,647,615      10,618,154     7.34
Commercial mortgage and construction                             42,565,422       3,851,809     9.05
Installment and credit card                                       7,071,784         672,279     9.51
Lease financing                                                   3,664,060         334,229     9.12
                                                               ------------     -----------    -----
                                                                224,590,415      17,994,655     8.01
                                                               ------------     -----------    -----
Total interest-earning assets                                   301,896,866      23,073,921     7.64
Non-interest-bearing cash                                        22,658,844
Premises and equipment                                            7,709,859
Other assets                                                      5,084,922
Allowance for loan losses                                        (2,633,176)
Unrealized gains/losses of available for sale securities            978,015
                                                               ------------     -----------
                                                               $335,695,330     $23,073,921
                                                               ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing deposits
Savings and NOW                                                $ 75,424,807     $ 1,488,646     1.97%
Money market                                                     52,409,615       2,164,581     4.13
Other time                                                       78,044,054       4,331,174     5.55
                                                               ------------     -----------    -----
                                                                205,878,476       7,984,401     3.88
Borrowed funds                                                   58,298,888       2,969,248     5.09
                                                               ------------     -----------    -----
                                                                264,177,364      10,953,649     4.15
Non-interest bearing deposits                                    38,549,704
Other liabilities                                                 1,873,242
Shareholders' equity                                             31,095,020
                                                               ------------     -----------
Total liabilities and equity                                   $335,695,330     $10,953,649
                                                               ============     ===========
NET YIELD ON INTEREST-EARNING ASSETS                           $301,896,866     $12,120,272     4.01%
                                                               ============     ===========    =====

INTEREST ON INVESTMENTS AND LOANS IS PRESENTED ON A FULLY TAXABLE EQUIVALENT BASIS, USING REGULAR INCOME TAX RATES.

1998 AVERAGE BALANCES, INTEREST, AND YIELDS

                                                                                1998
                                                              AVERAGE BALANCE    INTEREST      YIELD
------------------------------------------------------------------------------------------------------

ASSETS
Federal funds sold                                             $  1,762,230     $   115,545     6.56%

Investment securities
U.S. Treasury                                                     1,963,488         134,260     6.84
U.S. Government agency                                           24,681,036       1,678,398     6.80
State and municipal                                              24,570,127       1,755,723     7.15
Mortgage-backed securities                                       14,277,000         915,588     6.41
Other                                                             4,838,476         268,689     5.55
                                                               ------------     -----------     ----
                                                                 70,330,127       4,752,658     6.76
                                                               ------------     -----------     ----
Loans
Demand and time                                                  26,357,879       2,610,069     9.90
Residential mortgage                                            114,356,278       8,907,738     7.79
Commercial mortgage and construction                             37,011,680       3,518,657     9.51
Installment and credit card                                       9,718,837         906,869     9.33
Lease financing                                                   3,764,111         311,464     8.27
                                                               ------------     -----------     ----
                                                                191,208,785      16,254,797     8.50
                                                               ------------     -----------     ----
Total interest-earning assets                                   263,301,142      21,123,000     8.02
Non-interest-bearing cash                                        22,365,140
Premises and equipment                                            6,816,953
Other assets                                                      5,029,286
Allowance for loan losses                                        (2,250,497)
Unrealized gains on available for sale securities                 1,669,556
                                                               ------------     -----------
                                                               $296,931,580     $21,123,000
                                                               ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing deposits
Savings and NOW                                                $ 73,497,430     $ 1,566,593     2.13%
Money market                                                     55,545,497       2,404,556     4.33
Other time                                                       69,855,240       3,950,261     5.65
                                                               ------------     -----------     ----
                                                                198,898,167       7,921,410     3.98
Borrowed funds                                                   32,087,248       1,675,312     5.22
                                                               ------------     -----------     ----
                                                                230,985,415       9,596,722     4.15
Non-interest-bearing deposits                                    32,968,381
Other liabilities                                                 2,339,801
Shareholders' equity                                             30,637,983
                                                               ------------     -----------
  Total liabilities and equity                                 $296,931,580     $ 9,596,722
                                                               ============     ===========
NET YIELD ON INTEREST-EARNING ASSETS                           $263,301,142     $11,526,278     4.38%
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

                                            2000 Compared to 1999                   1999 Compared to 1998
                                          CHANGE DUE TO VARIANCE IN               CHANGE DUE TO VARIANCE IN
                                       RATES       VOLUMES       TOTAL         RATES       VOLUMES       TOTAL
-----------------------------------------------------------------------------------------------------------------

INTEREST EARNED ON
Federal funds sold                  $   118,278   $  291,751   $  410,029   $   (19,324)  $    4,351   $  (14,973)

INVESTMENT SECURITIES
U.S. Treasury                             4,626      (40,033)     (35,407)       (9,748)     (27,121)     (36,869)
U.S. Government agency                  (67,058)     631,808      564,750       (43,449)     629,843      586,394
State and municipal                     (55,776)    (924,239)    (980,015)      (24,222)      75,507       51,285
Mortgage-backed securities               27,002     (246,233)    (219,231)      (11,216)    (406,135)    (417,351)
Other                                   137,028        7,235      144,263       (43,984)      86,561       42,577
                                    -----------   ----------   ----------   -----------   ----------   ----------
                                         45,822     (571,462)    (525,640)     (132,619)     358,655      226,036
                                    -----------   ----------   ----------   -----------   ----------   ----------

LOANS
Demand and time                         129,836      (11,509)     118,327      (119,974)      28,089      (91,885)
Residential mortgage                    483,807    3,542,200    4,026,007      (649,116)   2,359,532    1,710,416
Commercial mortgage and
 construction                          (134,264)     416,946      282,682      (194,836)     527,988      333,152
Installment and credit card              26,371     (119,490)     (93,119)       12,408     (246,998)    (234,590)
Lease financing                          18,256     (115,071)     (96,815)       31,044       (8,279)      22,765
                                    -----------   ----------   ----------   -----------   ----------   ----------
                                        524,006    3,713,076    4,237,082      (920,474)   2,660,332    1,739,858
                                    -----------   ----------   ----------   -----------   ----------   ----------

TOTAL INTEREST EARNED                   688,106    3,433,365    4,121,471    (1,072,417)   3,023,338    1,950,921
                                    -----------   ----------   ----------   -----------   ----------   ----------

INTEREST EXPENSE ON
DEPOSITS
Savings and NOW                         558,129      112,502      670,631      (119,029)      41,082      (77,947)
Money market                            462,492     (215,227)     247,265      (104,223)    (135,752)    (239,975)
Other time                              846,563    1,708,177    2,554,740       (82,158)     463,071      380,913
BORROWED FUNDS                          807,224      688,175    1,495,399       (74,604)   1,368,540    1,293,936
                                    -----------   ----------   ----------   -----------   ----------   ----------

TOTAL INTEREST EXPENSE                2,674,408    2,293,627    4,968,035      (380,014)   1,736,941    1,356,927
                                    -----------   ----------   ----------   -----------   ----------   ----------

NET INTEREST INCOME                 $(1,986,302)  $1,139,738   $ (846,564)  $  (692,403)  $1,286,397   $  593,994
                                    ===========   ==========   ==========   ===========   ==========   ==========

INTEREST ON INVESTMENTS AND LOANS IS PRESENTED ON A FULLY TAXABLE EQUIVALENT BASIS, USING REGULAR INCOME TAX RATES.

ITEM 6B: INVESTMENT PORTFOLIO

AMORTIZED COST OF INVESTMENTS

 Reference is made to Note 3 of Notes to Consolidated Financial Statements for the amortized cost of investments at the end of 2000 and 1999. The carrying value of investments at the end of 1998 was as follows:

AVAILABLE FOR SALE
U.S. Treasury                                                      $    500,567
U.S. Government agency                                               20,447,524
Mortgage backed securities                                            9,122,671
State and municipal                                                  19,152,428
Federal Home Loan Bank stock                                          1,750,000
Equity securities                                                     3,814,822
                                                                   ------------
                                                                   $ 54,788,012
                                                                   ============
HELD TO MATURITY
U.S. Treasury                                                      $  1,298,856
State and municipal                                                   7,038,054
Foreign bonds                                                            50,000
                                                                   ------------
                                                                   $  8,386,910
                                                                   ============

--------------------------
Note: Investments classified as available for sale are carried at market value whereas investments classified as held to maturity are carried at amortized cost.

MATURITY AND WEIGHTED AVERAGE YIELDS

 The following charts show the maturity distribution for amortized cost and weighted average yields of debt securities in the Company's investment portfolio at December 31, 2000. Separate charts are presented for securities classified as available for sale and held to maturity. Because the amortized cost is shown and not market value, the totals of the available for sale securities will not agree with the amount shown on the Consolidated Balance Sheet for 2000 in Part II,
Item 8.

MATURITY DISTRIBUTION--AMORTIZED COST

                                                        LESS                                       GREATER
                                                        THAN           AVAILABLE FOR SALE           THAN
DESCRIPTION                                             1 YEAR    1 TO 5 YEARS   5 TO 10 YEARS     10 YEARS
-------------------------------------------------------------------------------------------------------------
U.S. Treasury                                         $  799,959   $        --     $        --    $        --
U.S. Government agency                                 8,951,103    26,606,785      19,859,229             --
Mortgage backed securities (1)                                --         4,997         718,174      4,519,136
State and municipal                                           --       536,566       1,892,084      3,774,833
                                                      ----------   -----------     -----------    -----------
                                                      $9,751,062   $27,148,348     $22,469,487    $ 8,293,969
                                                      ==========   ===========     ===========    ===========

                                                        LESS                                      GREATER
                                                        THAN                  HELD TO MATURITY     THAN
DESCRIPTION                                             1 YEAR   1 TO 5 YEARS   5 TO 10 YEARS     10 YEARS
-------------------------------------------------------------------------------------------------------------
U.S. Treasury                                           $    --    $        --     $        --    $        --
U.S. Government agency                                       --             --              --             --
Mortgage backed securities (1)                               --             --              --             --
State and municipal                                          --             --              --             --
Foreign                                                  25,000         25,000              --             --
                                                        -------    -----------     -----------    -----------
                                                        $25,000    $    25,000     $        --    $        --
                                                        =======    ===========     ===========    ===========

------------------------------

(1) Mortgage backed securities are included in the maturity distribution table based on the average life of the security using anticipated prepayment rates.

WEIGHTED AVERAGE YIELD

                                                          LESS                                       GREATER
                                                          THAN            AVAILABLE FOR SALE           THAN
DESCRIPTION                                               1 YEAR    1 TO 5 YEARS   5 TO 10 YEARS     10 YEARS
--------------------------------------------------------------------------------------------------------------
U.S. Treasury                                               5.71%            --              --             --
U.S. Government agency                                      6.23%          6.43%           6.39%            --
Mortgage backed securities                                    --           7.03%           6.02%          7.25%
State and municipal (1)                                       --           5.82%           6.27%          6.26%
                                                        --------    -----------     -----------    -----------
                                                            6.18%          6.42%           6.36%          6.81%
                                                        ========    ===========     ===========    ===========

                                                          LESS                                      GREATER
                                                          THAN            HELD TO MATURITY            THAN
DESCRIPTION                                               1 YEAR   1 TO 5 YEARS   5 TO 10 YEARS     10 YEARS
-------------------------------------------------------------------------------------------------------------
U.S. Treasury                                               --              --              --             --
U.S. Government agency                                      --              --              --             --
Mortgage backed securities                                  --              --              --             --
State and municipal (1)                                     --              --              --             --
Foreign                                                   5.50%           5.50%             --             --
                                                          ----     -----------     -----------    -----------
                                                          5.50%           5.50%             --             --
                                                          ====     ===========     ===========    ===========

------------------------------

(1) Yields on state and municipal obligations are computed on a tax equivalent basis using a 34% federal income tax rate.

 There are no securities of any issuer in the investment portfolio which exceeds ten percent of shareholders' equity.

ITEM 6C: LOAN PORTFOLIO

CLASSIFICATION OF LOANS

 Reference is made to Note 4 of Notes to Consolidated Financial Statements for the classification of loans at the end of 2000 and 1999. In addition to that information, the following information concerning loans is presented.

                                                                  1998            1997            1996
-----------------------------------------------------------------------------------------------------------
Real Estate:
  Residential                                                 $137,646,465    $ 97,681,753    $ 82,576,975
  Commercial                                                    37,227,415      34,247,855      30,761,597
  Construction and land development                                227,800       1,862,298       1,942,861
Demand and time                                                 20,957,194      22,586,144      19,937,561
Installment and credit card                                      8,014,130      10,583,871      13,410,083
Lease financing                                                  3,233,883       3,872,327       3,365,075
                                                              ------------    ------------    ------------
                                                               207,306,887     170,834,248     151,994,152
Allowance for loan losses                                        2,387,732       2,302,981       2,241,148
                                                              ------------    ------------    ------------
Loans, net                                                    $204,919,155    $168,531,267    $149,753,004
                                                              ============    ============    ============

MATURITIES AND INTEREST RATE SENSITIVITIES

 The maturities and sensitivities to changes in interest rates for commercial demand and time loans and real estate--construction loans at December 31, 2000 is presented below:

                                                                     CONTRACTUALLY DUE
                                                                       AFTER ONE YEAR
                                                      ONE YEAR OR       THROUGH FIVE
                                                         LESS               YEARS             AFTER FIVE YEARS
                                                                     VARIABLE     FIXED      VARIABLE     FIXED
-----------------------------------------------------------------------------------------------------------------
Construction and land development                     $ 1,763,863           --        --            --         --
Commercial demand and time                            $10,126,663    9,622,678        --     1,604,507         --

RISK ELEMENTS

 Reference is made to Note 4 of Notes to Consolidated Financial Statements for nonaccrual, past due and restructured loans at the end of 2000, 1999 and 1998. In addition to that information, the following information concerning risk elements is presented.

                                                                1997         1996
------------------------------------------------------------------------------------
Nonaccrual                                                    $ 84,312    $   84,312
Restructured                                                   408,565       812,072
                                                              --------    ----------
                                                              $492,877    $  896,384
                                                              ========    ==========
Accruing loans past due more than 90 days                     $268,931    $   62,988
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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                YEARS ENDED DECEMBER 31
DESCRIPTION                                     2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------------------
Balance at beginning of year                 $2,836,291   $2,387,732   $2,302,981   $2,241,148   $2,243,472
Charge-offs:
  Commercial                                     30,015      148,636      225,900       35,914           --
  Lease financing                                    --       31,677       68,532           --           --
  Real Estate:
    Residential                                  96,961           --           --           --       52,613
    Commercial                                       --           --      102,300           --           --
    Construction                                     --           --           --           --           --
  Installment                                   257,423      122,512      276,951      221,855      218,950
                                             ----------   ----------   ----------   ----------   ----------
                                                384,399      302,825      673,683      257,769      271,563
                                             ----------   ----------   ----------   ----------   ----------
Recoveries:
  Commercial                                     51,115      105,227       51,690       12,051           --
  Lease financing                                    --        4,065        6,020           --           --
  Real Estate:
    Residential                                  30,317           --           --           --        2,000
    Commercial                                       --           --       22,258           --        6,406
    Construction                                     --           --           --           --           --
  Installment                                    42,966       44,252       63,466       67,551       73,333
                                             ----------   ----------   ----------   ----------   ----------
                                                124,398      153,544      143,434       79,602       81,739
                                             ----------   ----------   ----------   ----------   ----------
Net charge-offs                                 260,001      149,281      530,249      178,167      189,824
                                             ----------   ----------   ----------   ----------   ----------
Provision charged to operations                 448,000      597,840      615,000      240,000      187,500
                                             ----------   ----------   ----------   ----------   ----------
Balance at end of the year                   $3,024,290   $2,836,291   $2,387,732   $2,302,981   $2,241,148
                                             ==========   ==========   ==========   ==========   ==========
Ratio of net charge-offs to average loans
  outstanding                                       .09%         .07%         .28%         .11%         .13%

 The provision charged to operations for 2000, 1999 and 1998 is discussed in the section on Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's provisions in 1997 and 1996 related to the level of net losses incurred and to loan portfolio growth in each year.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

ALLOCATED AMOUNT OF THE ALLOWANCE--YEARS ENDED DECEMBER 31

PORTFOLIO                                       2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------------------
Commercial(a)                                $  910,445   $  565,474   $  739,235   $  423,782   $  563,820
Real Estate:
  Residential                                   763,017      434,500      508,999      565,113      433,873
  Commercial                                    349,594      356,711      955,747      682,604      386,825
  Construction                                       --           --        6,767        9,311        7,610
Installment                                     207,061      341,190      116,312      211,704      269,147
Unallocated                                     794,173    1,138,416       60,672      410,467      579,873
                                             ----------   ----------   ----------   ----------   ----------
                                             $3,024,290   $2,836,291   $2,387,732   $2,302,981   $2,241,148
                                             ==========   ==========   ==========   ==========   ==========

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS--YEARS ENDED DECEMBER 31

PORTFOLIO                                                       2000       1999       1998       1997       1996
------------------------------------------------------------------------------------------------------------------
Commercial (a)                                                  10.5%      12.2%      14.7%      15.5%      15.3%
Real Estate:
  Residential                                                   70.0       68.8       63.0       57.2       54.4
  Commercial                                                    17.0       15.7       16.0       20.0       20.2
  Construction                                                   0.3        0.7        0.6        1.1        1.3
Installment                                                      2.2        2.6        5.7        6.2        8.8
                                                               -----      -----      -----      -----      -----
                                                               100.0%     100.0%     100.0%     100.0%     100.0%
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

ITEM 6F: RETURN ON EQUITY AND ASSETS

DESCRIPTION                                                          2000           1999           1998
---------------------------------------------------------------------------------------------------------
Return on average assets                                              .46%           .85%          1.00%
Return on average equity                                             5.87%          9.15%          9.71%
Dividend payout ratio                                               55.58%         30.37%         27.63%
Average equity to average assets                                     7.85%          9.26%         10.32%

ITEM 6G: SHORT-TERM BORROWINGS

Reference is made to Note 10 of Notes to Consolidated Financial Statements for a description of the general terms of short-term borrowings, and for information related to repurchase agreements.

Other short term borrowings, consisting of the combined amounts for Advances from the Federal Home Loan Bank and Notes Payable-U.S. Treasury, are as follows.

OTHER SHORT-TERM BORROWINGS:                                     2000          1999          1998
-----------------------------------------------------------------------------------------------------
Total outstanding at period-end                               $50,984,859   $67,830,856   $35,414,906
Average amount outstanding during period                       56,867,533    43,553,054    19,414,143
Maximum amount outstanding at any period-end                   65,129,886    67,830,856    35,414,906
Weighted average interest rate at period-end                         6.61%         5.17%         5.11%
Weighted average interest rate for the period                        6.44%         5.34%         5.68%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS 2000 AS COMPARED TO 1999

SUMMARY

 Carrollton Bancorp reported net income for 2000 of $1,748,000, or $0.64 per share, representing a 39% decrease from 1999 net income of $2,846,000, or $1.01 per share. Part of the earnings decrease was due to nonrecurring gains. In 1999, a non-recurring gain on the sale of the merchant services unit amounted to $823,000 or $0.29 per share on an after tax basis. The loan portfolio grew 7% to $278,020,000 as a result of residential and commercial loan production. The loan portfolio growth contributed to a 20% increase in interest income over 1999. Non-interest income from fees, decreased by 14% compared to 1999. Fees generated by the ATM network of 174 machines and income from national point of sale sponsorships grew significantly during 2000, however, total fee income decreased due to the sale of the merchant services unit in 1999. Included in expense were the variable cost components of fee income which grew in relation to fee growth, but saw a reduction due to the elimination of the merchant services processing costs.

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

  In 2000, net interest income on a taxable equivalent basis decreased by $847,000 to $11.3 million as a net result of increased volume in the loan portfolio and an increase in the rates paid on deposit accounts. On average, the loan portfolio increased 22% over 1999 while the investment portfolio decreased by 11%. The yield on the loan portfolio increased from 8.01% in 1999 to 8.09% in 2000. Changes in loan portfolio mix and a very competitive loan market caused the loan yield to remain steady. The yield on investment securities also increased slightly to 6.61% in 2000 from 6.60% in 1999. The growth in the loan portfolio and increased yields, caused total interest income on a tax equivalent basis to rise from $23.1 million in 1999 to $27.2 million in 2000.

  Interest expense increased $4.9 million to $15.9 million in 2000 from $11.0 million in 1999. Interest expense increased due to an increase in both interest bearing liabilities and rates. Interest expense on deposits increased in 2000 from 1999 due to higher deposit levels and the increased cost of interest-bearing deposits, which increased from 3.88% in 1999 to 4.83% in 2000. The cost of borrowed funds increased due to changes in the composition of funding sources to 6.22% in 2000 from 5.09% in 1999. The table for Rate and Volume Variance Analysis included in this report shows the increase in interest expense resulted from increased volume and rate on deposits and borrowings. The growth in interest-bearing liabilities supported loan portfolio growth.

PROVISION FOR LOAN LOSSES

 The provision for loan losses was $448,000 for 2000 compared to $597,840 for 1999. Non accrual, restructured, and delinquent loans over 90 days to total loans increased to 0.91% at the end of 2000 compared to 0.54% in 1999. This increase was due to increased delinquencies. As of December 31, 2000, there was an increase of loan delinquencies of $445,000 and an increase of impaired loans of $302,000. The Company elected to buy a participation back on a commercial loan, classified as impaired, at a discount. The loan continues to pay in accordance with the restructured terms, and the bank expects no loss on the borrowing. The ratio of loan losses to average loans also increased in 2000 to 0.09% compared to 0.07% for 1999.

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

NON-INTEREST INCOME

 For 2000, non-interest income excluding securities gains, gains on the sale of a business unit, and gains on loan sales decreased by 14% compared to 1999, due to the sale of the merchant services in 1999. Brokerage commissions increased $261,000 or 26% in 2000 due to increased sales. Other fees and commissions decreased $1.4 million principally as a result of the sale of merchant services. ATM fee income growth came through additional machines placed in service.

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

  Net securities gains in 2000 were $256,000 compared to $240,000 in 1999.

  The Company continued to sell loans generated by its mortgage unit, which was inactivated during the second quarter of 2000, as well as other loans held in its portfolio. These transactions generated gains of $18,000 in 2000 compared to $250,000 in 1999. At December 31, 2000, the Company serviced loans for others totaling $13,107,093.

NON-INTEREST EXPENSES

 In 2000, non-interest expenses decreased by $1.9 million or 11%. Salaries and benefits decreased by $134,000, or 2%. In certain areas of the Company, staff reductions occurred through attrition and the positions were eliminated. Full time equivalent staff decreased from 155 positions at the end of 1999 to 149 positions at December 31, 2000. Occupancy expenses increased $115,000 to $1,705,000 in 2000, due to a write-down of premises approximately $190,000 in 2000. Furniture and equipment expense increased primarily due to the depreciation of ATM machines purchased plus the related maintenance contracts expense. Other operating expenses decreased $2.1 million, or 27%. A significant portion of this decrease relates to merchant services and ATM transactions costs.

INCOME TAX PROVISION

 For 2000, the effective tax rate for the Company increased to 25% compared to 24% for 1999. This increase was primarily due to a decrease in tax exempt income associated with the investment portfolio.

FINANCIAL CONDITION

SUMMARY

  Total assets of the Company increased by 3% to $388.0 million at December 31, 2000 versus $375.6 million at the end of 1999. Investment securities decreased to $73.4 million at December 31, 2000. Total loans at December 31, 2000 grew 7% to $278.0 million compared to $260.0 million at the end of 1999. Interest earning assets increased to $351.8 million and were 90.4% of total assets at December 31, 2000.

INVESTMENT SECURITIES

 Securities decreased to $73.4 million at December 31, 2000 from $75.8 million at December 31, 1999. The portfolio consists primarily of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and state and municipal obligations. The income from state and municipal obligations is exempt from federal income tax. Certain agency securities are exempt from state income taxes. The Company uses its investment portfolio as a source of both liquidity and earnings.

  The Company liquidated $22.9 million of available for sale securities during 2000. These transactions were principally undertaken to increase liquidity and reduce interest rate risk.

LOANS

 Total loans increased $18 million or 7% from 1999 to $278.0 million at December 31, 2000. Loan growth was primarily in real estate lending, equity loans and lines of credit with other consumer products declining during the year. Both the residential mortgage and equity loan units are principally wholesale operations. Commercial loans equaled 30% of total loans at the end of the year and amounted to $82 million. Consumer loans amounted to $196 million and were 70% of total loans.

ALLOWANCE FOR LOAN LOSSES

 At December 31, 2000, the allowance for loan losses was $3.0 million, a 7% increase from the end of 1999. The ratio of the allowance to total loans was 1.09% at December 31, 2000 and 1999. The ratio of net loan losses to average loans outstanding for 2000 was 0.09% compared to 0.07% for 1999. The ratio of non-accrual loans, restructured loans, and loans delinquent more than 90 days to total loans increased to 0.91% at December 31, 2000 from .54% at the end of 1999. The ratio of real estate secured loans to total loans increased to 87% at the end of 2000 from 85% at the end of 1999.

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

  The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $1,007,408 and $721,717 as of December 31, 2000 and 1999, respectively.

  The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately 10 classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $1,222,709 and $976,158 as of December 31, 2000 and 1999, respectively.

  Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans. The unallocated portion of allowance was lower at December 31, 2000, than it was at December 31, 1999. This was due to an increase in the ratio of non-accrual loans, restructured loans, and loans delinquent more than 90 days from December 31, 1999 to December 31, 2000. As that ratio increased, the unallocated portion of the allowance decreased.

  During the years ended December 31, 1996 through 2000, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of possible future credit losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators, or infrequent situations such as potential effects of the Year 2000 conversion on its borrowers, are considerations in determining the required total allowance.

  The lower level of loan charge-offs in 2000 and 1999 compared to 1998, was due to two commercial loans that the Company charged-off in 1998 totaling approximately $328,000.

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

FUNDING SOURCES

 Total deposits at December 31, 2000 increased by $29.6 million to $292.0 million from the end of 1999. Interest-bearing accounts increased by $33.6 million and non-interest bearing deposits decreased by $4.0 million. Overall deposit growth is attributed primarily to new account relationships within the existing market area.

  Due to significant growth in deposits, as noted above, accompanied by security sales, other borrowings were reduced. Advances from the Federal Home Loan Bank decreased to $50 million at the end of 2000 compared to $66 million at the end of 1999. Borrowings for federal funds purchased, securities sold under agreements to repurchase and notes payable to the US Treasury decreased by $2.1 million from December 31, 1999 to 2000.

CAPITAL

 At December 31, 2000, shareholders' equity was $30.5 million, an increase of $0.6 million from 1999. The increase in stockholders' equity was largely due to the fair market value adjustment of the investment portfolio as required by Statement No. 115 of the Financial Accounting Standards Board. The Company paid shareholders dividends totaling $971,347, and net income for 2000 was $1.7 million. In addition, the Company purchased and retired common stock for $1.0 million in 2000. The company declared a 2 for 1 stock split in 1999 and restructured the par value of the stock from $10 to $1. Stockholders' equity amounted to 7.86% of total assets at December 31, 2000 compared to 7.96% at the end of 1999. The decrease in this ratio was caused by asset growth, but remains at a very strong level.

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

  In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2000 and 1999. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

                                               At December 31
                                      Carrollton            Carrollton
                                        Bancorp                Bank
RATIO                  MINIMUM      2000       1999       2000       1999
---------------------------------------------------------------------------
Leverage Ratio            4%         7.8%       7.3%       7.4%       7.0%
Risk-based
  Capital:
  Tier 1 (Core)           4%        11.0%      11.0%       9.7%      10.6%
  Tier 2 (Total)          8%        12.2%      12.4%      10.8%      11.7%

LIQUIDITY

 Liquidity management ensures that funds are available when required to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities and can be raised by liquidating assets or through additional borrowings. Securities classified as available for sale can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has unsecured lines of credit outstanding under which it could borrow $4 million, and has borrowing capacity with the Federal Home Loan Bank of $61 million which is collateralized by a blanket security interest in the Company's residential first mortgage loans.

  At December 31, 2000, the Company had outstanding loan commitments and unused lines of credit totaling $95.6 million. Of this total, management places a high probability for funding within 1 year on approximately $23.0 million. The remaining amount is mainly unused home equity lines of credit on which management places a low probability for required funding.

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

  At December 31, 2000, the Company was in a liability sensitive position amounting to 5.0% of assets within a one year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. Although the Company was at a negative asset/liability position at December 31, 2000, the Company can experience significant volatility in its asset/liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management continues to work to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment.

  The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2000. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been allocated evenly over a five year period. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

  PERIOD FROM DECEMBER 31, 2000 IN WHICH ASSETS AND
LIABILITIES REPRICE

                                                                                                GREATER
                                               0 TO 90    91 TO 365     1 TO 2      2 TO 5      THAN 5
                                                 DAYS       DAYS        YEARS       YEARS       YEARS
-------------------------------------------------------------------------------------------------------
ASSETS:
Short term investments                         $   309     $    --     $    --     $     --    $    --
Securities                                      13,540         713       4,450       25,377     29,302
Loans                                           72,765      24,820      13,714       48,379    118,342
                                               -------     -------     -------     --------    -------
                                                86,614      25,533      18,164       73,756    147,644
                                               -------     -------     -------     --------    -------
LIABILITIES:
Deposits                                        27,299      85,816      39,878      139,000         28
Borrowings                                      18,357                               45,000
                                               -------     -------     -------     --------    -------
                                                45,656      85,816      39,878      184,000         28
                                               -------     -------     -------     --------    -------
Gap position:
  Period                                        40,958     (60,283)    (21,714)    (110,244)   147,616
  % of Assets                                     10.6%      (15.5)%      (5.6)%      (28.4)%     38.1%
  Cumulative                                    40,958     (19,325)    (41,039)    (151,283)    (3,667)
  % of Assets                                     10.6%       (5.0)%     (10.6)%      (39.0)%     (0.9)%
Cumulative risk sensitive assets to risk
  sensitive liabilities                           1.90        0.85        0.76         0.57       0.99

NEW ACCOUNTING PRONOUNCEMENTS

 The Financial Accounting Standards Board issued three standards and one interpretation during 2000. FASB Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, is an amendment of FASB Statement No. 133. FASB Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, is also an amendment of FASB Statement No. 133. Both were effective in the first quarter of the fiscal year beginning after June 15, 2000. The Company does not own or trade derivative instruments. The Company does not transact in hedging activities.

  FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, is a replacement of FASB Statement No. 125. It is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is intended to develop standards to aid in resolving existing financial accounting and reporting issues when transfers of financial assets occur. The Company complies with the provisions of the Statement.

  FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, clarifies the application of APB Opinion No. 25. Among other items, the Statement clarifies that in issues involving stock compensation awards, a director of an organization is treated in a similar manner to an employee. It was effective July 1, 2000. The Company complies with the provisions of the interpretation.

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

EARNINGS 1999 AS COMPARED TO 1998

SUMMARY

 Carrollton Bancorp reported net income for 1999 of $2,846,000, or $1.01 per share, representing a 4% decrease from 1998 net income of $2,974,000, or $1.04 per share. Part of the earnings decrease was due to the difference between nonrecurring gains. In 1998 a nonrecurring gain amounted to $1,250,000, or $0.44 per share, on an after tax basis. In 1999, a non-recurring gain on the sale of the merchant services unit amounted to a $823,000 or $0.29 per share on an after tax basis. The loan portfolio grew 23% to $260,005,000 as a result of residential and commercial loan production. The loan portfolio growth contributed to a 9% increase in interest income over 1998. Non-interest income from fees continued its trend, increasing by 39% over 1998. In addition to fees generated by the ATM network of 164 machines, income from merchant services and national point of sale sponsorships grew significantly during 1999. Included in expense growth in 1999 were the variable cost components of fee income which grew in relation to fee growth.

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

  In 1999, net interest income on a taxable equivalent basis increased by $594,000 over 1998 to $12.1 million as a result of increased volume in the loan portfolio and a reduction of the rates paid on deposit accounts. On average, the loan portfolio increased 17% over 1998 while the investment portfolio decreased by 7%. The yield on the loan portfolio decreased from 8.50% in 1998 to 8.01% in 1999. The average balance of mortgage loans increased by $37,624,900. The average yield on the mortgage loans in 1999 was 7.34%. Changes in loan portfolio mix and a very competitive loan market caused the loan yield to fall. The yield on investment securities also decreased to 6.60% in 1999 from 6.76% in 1998. The growth in the loan portfolio overshadowed the falling yields to cause total interest income on a tax equivalent basis to rise from $21.1 million in 1998 to $23.1 million in 1999.

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

PROVISION FOR LOAN LOSSES

 The provision for loan losses was $597,840 for 1999 compared to $615,000 for 1998. Non accrual, restructured, and delinquent loans over 90 days to total loans decreased to .54% at the end of 1999 compared to 1.02% in 1998. This decline was from decreased delinquencies. As of December 31, 1998, there were commercial loans to one borrower totaling approximately $1,272,000 that were over 90 days past due that were paid off during the first quarter of 1999. During 1998 the Company charged-off two commercial loans totalling approximately $328,000. The amount of the charge-off was significant for the Company. The ratio of loan losses to average loans also decreased in 1999 to .07% compared to
 .28% for 1998. This decrease was attributable to a reduction in commercial loan losses recognized.

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

NON-INTEREST EXPENSES

 In 1999, non-interest expenses increased by $2.0 million or 13%. Salaries and benefits increased by $438,000, or 7% due to loan officer additions and merit increases. In certain areas of the Company, staff reductions occurred through attrition and the positions were eliminated. Full time equivalent staff decreased from 161 positions at the end of 1998 to 155 positions at December 31, 1999. Occupancy expenses decreased $55,000 to $1,590,000 in 1999. Furniture and equipment expense increased primarily due to the depreciation of ATMs purchased plus the related maintenance contracts expense. Other operating expenses increased $1.4 million, or 22%. A significant portion of this increase relates to increased volumes of fee generating activities, in particular merchant services and ATM transactions. Other expenses also increased during 1999 related to the Company's growth, such as data processing, telephone and carrier services.

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

  During the years ended December 31, 1995 through 1999, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of possible future credit losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators, or infrequent situations such as potential effects of the Year 2000 conversion on its borrowers, are considerations in determining the required total allowance.

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

                                               At December 31
                                      Carrollton            Carrollton
                                        Bancorp                Bank
RATIO                  MINIMUM      1999       1998       1999       1998
---------------------------------------------------------------------------
Leverage Ratio            4%         7.3%       9.4%       7.0%       8.1%
Risk-based Capital:
  Tier 1 (Core)           4%        11.0%      15.0%      10.6%      13.3%
  Tier 2 (Total)          8%        12.4%      16.8%      11.7%      14.6%

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

  At December 31, 1999, the Company was in a liability sensitive position amounting to 7.1% of assets within a one year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. Although the Company was at a negative asset/liability position at December 31, 1999, the Company can experience significant volatility in its asset/liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management continues to work to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment.

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

  PERIOD FROM DECEMBER 31, 1999 IN WHICH ASSETS AND LIABILITIES REPRICE

                                                                         GREATER     GREATER
                                                                         THAN        THAN        GREATER
                                                0 TO 90    91 TO 365     1 TO 2      2 TO 5      THAN 5
($000)                                            DAYS       DAYS        YEARS       YEARS       YEARS
--------------------------------------------------------------------------------------------------------
ASSETS:
Short term investments                          $ 2,840     $    --     $    --     $    --     $    --
Securities                                       27,407      13,159       5,969       5,640      23,622
Loans                                            78,521      14,616       9,065      48,116     107,129
                                                -------     -------     -------     -------     -------
                                                108,768      27,775      15,034      53,756     130,751
                                                -------     -------     -------     -------     -------
LIABILITIES:
Deposits                                         33,382      63,243      62,921      60,699         247
Borrowings                                       66,481          --      10,000       5,000          --
                                                -------     -------     -------     -------     -------
                                                 99,863      63,243      72,921      65,699         247
                                                -------     -------     -------     -------     -------
Gap position:
  Period                                          8,905     (35,468)    (57,887)    (11,943)    130,504
  % of Assets                                       2.4%       (9.4)%     (15.4)%      (3.2)%      34.7%
  Cumulative                                      8,905     (26,563)    (84,450)    (96,393)     34,111
  % of Assets                                       2.4%       (7.1)%     (22.5)%     (25.7)%       9.1%
Cumulative risk sensitive assets to risk
  sensitive liabilities                            1.09         .84        0.64        0.68        1.11

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

                                                                          [LOGO]

To the Board of Directors and Shareholders
Carrollton Bancorp and Subsidiary
Baltimore, Maryland

 We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000, in conformity with generally accepted accounting principles.

Rowles & Company, LLP

/s/ Rowles & Company LLP

Baltimore, Maryland
February 28, 2001

CONSOLIDATED BALANCE SHEETS

                                                                            December 31
                                                                      2000               1999
--------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                           $ 26,249,660       $ 24,795,534
Federal funds sold                                                     309,168          2,840,365
Investment securities:
  Available for sale                                                73,332,186         75,747,478
  Held to maturity                                                      50,000             50,000
Loans held for sale                                                  1,652,863          2,557,922
Loans, less allowance for loan losses of $3,024,290 and
 $2,836,291                                                        273,342,745        254,611,044
Premises and equipment                                               7,888,541          8,456,257
Accrued interest receivable                                          2,602,151          2,381,008
Deferred income taxes                                                  316,436            880,010
Prepaid income taxes                                                        --            525,627
Other assets                                                         2,202,820          2,773,956
                                                                  ------------       ------------
                                                                  $387,946,570       $375,619,201
                                                                  ============       ============

LIABILITES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest bearing                                             $ 37,953,473       $ 41,957,674
  Interest-bearing                                                 254,070,668        220,492,191
                                                                  ------------       ------------
Total deposits                                                     292,024,141        262,449,865
Federal funds purchased and securities sold under agreement
 to repurchase                                                      12,372,519         13,650,176
Advances from the Federal Home Loan Bank                            50,000,000         66,000,000
Notes payable -- U.S. Treasury                                         984,859          1,830,856
Accrued interest payable                                               698,270            491,728
Accrued income taxes                                                    83,392                 --
Other liabilities                                                    1,301,385          1,311,999
                                                                  ------------       ------------
                                                                   357,464,566        345,734,624
                                                                  ------------       ------------
Shareholders' equity
Common stock, par $1.00 per share; authorized 10,000,000
 shares; issued and outstanding 2,707,733 in 2000 and
 2,776,904 in 1999                                                   2,707,733          2,776,904
Surplus                                                             17,090,011         18,016,419
Retained earnings                                                   10,722,132          9,945,947
Accumulated other comprehensive income                                 (37,872)          (854,693)
                                                                  ------------       ------------
                                                                    30,482,004         29,884,577
                                                                  ------------       ------------
                                                                  $387,946,570       $375,619,201
                                                                  ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years Ended December 31
                                                                 2000          1999          1998
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                    $22,161,116   $17,909,278   $16,196,046
Interest and dividends on securities:
  Taxable interest income                                       3,061,959     2,695,068     2,619,672
  Nontaxable interest income                                      589,515     1,246,279     1,207,758
  Dividends                                                       144,729       119,588       110,140
Interest on federal funds sold and other interest income          768,729       285,683       225,586
                                                              -----------   -----------   -----------
Total interest income                                          26,726,048    22,255,896    20,359,202
                                                              -----------   -----------   -----------

INTEREST EXPENSE
Deposits                                                       11,457,037     7,984,401     7,921,410
Other                                                           4,464,647     2,969,248     1,675,312
                                                              -----------   -----------   -----------
Total interest expense                                         15,921,684    10,953,649     9,596,722
                                                              -----------   -----------   -----------
Net interest income                                            10,804,364    11,302,247    10,762,480

PROVISION FOR LOAN LOSSES                                         448,000       597,840       615,000
                                                              -----------   -----------   -----------
Net interest income after provision for loan losses            10,356,364    10,704,407    10,147,480
                                                              -----------   -----------   -----------

OTHER OPERATING INCOME
Service charges on deposit accounts                             1,201,836     1,331,611     1,305,099
Brokerage commissions                                           1,273,855     1,013,251       921,048
Other fees and commissions                                      5,162,891     6,522,446     4,678,062
Gain on sale of merchant services unit                                 --     1,554,526            --
Gains on security sales                                           256,252       239,669     2,404,348
Gains on loan sales                                                18,212       249,940       448,831
                                                              -----------   -----------   -----------
Total other operating income                                    7,913,046    10,911,443     9,757,388
                                                              -----------   -----------   -----------

OTHER EXPENSES
Salaries                                                        5,658,923     5,579,917     5,261,730
Employee benefits                                               1,090,372     1,303,254     1,183,459
Occupancy                                                       1,705,230     1,590,417     1,645,755
Furniture and equipment                                         1,734,149     1,498,386     1,279,403
Other operating expenses                                        5,756,673     7,892,580     6,456,389
                                                              -----------   -----------   -----------
Total other expenses                                           15,945,347    17,864,554    15,826,736
                                                              -----------   -----------   -----------
Income before income taxes                                      2,324,063     3,751,296     4,078,132

INCOME TAXES                                                      576,531       905,249     1,103,783
                                                              -----------   -----------   -----------
NET INCOME                                                    $ 1,747,532   $ 2,846,047   $ 2,974,349
                                                              ===========   ===========   ===========

NET INCOME PER SHARE-BASIC                                    $      0.64   $      1.01   $      1.04
                                                              ===========   ===========   ===========

NET INCOME PER SHARE-DILUTED                                  $      0.64   $      1.01   $      1.04
                                                              ===========   ===========   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                              Common Stock                           RETAINED     COMPREHENSIVE   COMPREHENSIVE
                                          SHARES      PAR VALUE       SURPLUS        EARNINGS        INCOME          INCOME
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997               1,454,275   $ 14,542,750   $  8,593,801   $  5,811,861    $   843,822

Net Income                                                     --             --      2,974,349             --     $ 2,974,349
Changes in net unrealized holding
 gains (losses) on available for sale
 securities, net of tax                                        --             --             --        357,836         357,836
                                                                                                                   -----------
Comprehensive Income                                                                                               $ 3,332,185
                                                                                                                   ===========
Shares acquired and cancelled              (39,531)      (395,310)    (1,034,664)            --             --
Cash dividends, $0.285                                         --             --       (821,917)            --
                                        ----------   ------------   ------------   ------------    -----------

BALANCE, DECEMBER 31, 1998               1,414,744     14,147,440      7,559,137      7,964,293      1,201,658

Net Income                                                     --             --      2,846,047             --     $ 2,846,047
Changes in net unrealized holding
 gains (losses) on available for sale
 securities, net of tax                                        --             --             --     (2,056,351)     (2,056,351)
                                                                                                                   -----------
Comprehensive Income                                                                                               $   789,696
                                                                                                                   ===========
Shares acquired and cancelled              (47,334)      (101,406)      (811,848)            --             --
Stock split in the form of a 100%
 stock dividend                          1,409,494     14,094,940    (14,094,940)            --             --
Change Par Value from $10 to $1                       (25,364,070)    25,364,070             --             --
Cash dividends, $0.3075                                        --             --       (864,393)            --
                                        ----------   ------------   ------------   ------------    -----------

BALANCE, DECEMBER 31, 1999               2,776,904      2,776,904     18,016,419      9,945,947       (854,693)

Net Income                                                     --             --      1,747,532             --     $ 1,747,532
Changes in net unrealized holding
 gains (losses) on available for sale
 securities, net of tax                                        --             --             --        816,821         816,821
                                                                                                                   -----------
Comprehensive Income                                                                                               $ 2,564,353
                                                                                                                   ===========
Shares acquired and cancelled              (69,171)       (69,171)      (926,408)            --             --
Cash dividends, $0.355                                         --             --       (971,347)            --
                                        ----------   ------------   ------------   ------------    -----------

BALANCE, DECEMBER 31, 2000               2,707,733   $  2,707,733   $ 17,090,011   $ 10,722,132    $   (37,872)
                                        ==========   ============   ============   ============    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31
                                                                  2000           1999           1998
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                             $ 26,492,522   $ 21,978,252   $ 20,506,896
Fees and commissions received                                    7,670,305     10,912,726      6,429,072
Interest paid                                                  (15,715,142)   (10,697,617)    (9,565,643)
Cash paid to suppliers and employees                           (13,810,326)   (17,534,032)   (13,817,726)
Proceeds from sale of loans held for sale                        8,191,350     19,229,922     24,377,361
Origination of loans held for sale                              (7,268,079)   (18,043,944)   (27,442,490)
Income taxes paid                                                  (71,992)      (731,108)    (1,082,194)
                                                              ------------   ------------   ------------
                                                                 5,488,638      5,114,199       (594,724)
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity                 --        870,000      3,926,155
Purchase of securites held to maturity                                  --             --       (499,688)
Proceeds from sales of securities available for sale            22,875,393     14,728,042     11,817,767
Proceeds from maturities of securities available for sale        9,600,000     10,004,025     34,661,946
Purchase of securites available for sale                       (28,460,972)   (39,170,091)   (28,055,686)
Loans made, net of principal collected                         (13,936,533)   (41,660,723)   (28,359,430)
Puchase of loans, net of principal collected                    (5,243,168)    (8,878,946)    (9,071,839)
Purchase of premises and equipment                                (884,125)    (2,859,938)    (2,098,608)
                                                              ------------   ------------   ------------
                                                               (16,049,405)   (66,967,631)   (17,679,383)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits                        31,568,708     25,567,546     (3,578,200)
Net increase (decrease) in other deposits                       (1,994,432)       (96,706)     6,086,820
Net increase (decrease) in other borrowed funds                (18,123,654)    33,249,673     25,500,663
Common stock repurchase and retirement                            (995,414)      (913,254)    (1,429,974)
Dividends paid                                                    (971,512)      (864,393)      (821,917)
                                                              ------------   ------------   ------------
                                                                 9,483,696     56,942,866     25,757,392
                                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents            (1,077,071)    (4,910,566)     7,483,285
Cash and cash equivalents at beginning of year                  27,635,899     32,546,465     25,063,180
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of year                      $ 26,558,828   $ 27,635,899   $ 32,546,465
                                                              ============   ============   ============
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITES
Net income                                                    $  1,747,532   $  2,846,047   $  2,974,349
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITES
Provision for loan losses                                          448,000        597,840        615,000
Deprecation and amortization                                     1,260,377      1,238,373      1,079,583
Deferred income taxes                                               49,634        (13,111)       109,694
Amortization of premiums and discounts                             111,443         42,618         60,639
Gains on disposal of securities                                   (256,252)      (239,669)    (2,404,348)
Loans held for sale made, net of principal sold                    923,271      1,185,978     (3,065,129)
Gains on loans held for sale                                       (18,212)      (249,940)      (448,831)
Loss on sale and write-down of premises and equipment              274,172             --             --
(Increase) decrease in:
Accrued interest receivable                                       (221,143)      (320,262)        87,055
Prepaid income taxes                                               525,627             --             --
Other assets                                                       364,869         92,255       (124,914)
Increase (decrease) in:
Accrued interest payable                                           206,542        256,032         31,079
Income taxes payable                                                83,392       (338,182)       (88,105)
Other liabilities                                                  (10,614)        16,220        579,204
                                                              ------------   ------------   ------------
                                                              $  5,488,638   $  5,114,199   $   (594,724)
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

 In accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), the Company measures impaired loans (1) at the observable market price; (2) at the present value of expected cash flows discounted at the loan's effective interest rate; or (3) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses.

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

 PREMISES AND EQUIPMENT - Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives using the straight-line method. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Accumulated depreciation includes provisions for declines in the value of land and buildings.

 INTANGIBLE ASSETS - The premium paid for deposits acquired is being amortized to expense on the straight line basis over 15 years. The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced. The amortization period is adjusted quarterly for changes in the prepayment speed of the loans serviced. Intangible assets are included in other assets on the Consolidated Balance Sheets.

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

 PER SHARE DATA - Basic net income per common share are determined by dividing net income by the weighted average shares of common stock outstanding giving retroactive effect to any stock dividends and splits declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed using the "treasury stock" method.

 COMPREHENSIVE INCOME - The Company adopted Statement No. 130 of the Financial Accounting Standards Board, REPORTING COMPREHENSIVE INCOME, in 1998. Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale, net of income taxes.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS
 Banks are required to carry cash reserves with the Federal Reserve Bank or maintain cash on hand of specified percentages of deposit balances. The Bank's normal amount of cash on hand, which averaged $14.8 million and $16.1 million during 2000 and 1999 respectively, is sufficient to satisfy the reserve requirements.

 In order to cover the costs of services provided by correspondent banks, the Company maintains compensating balance arrangements at these correspondent banks, or pays fees in the event the credit earned on balances is not sufficient to cover activity charges. During 2000 and 1999, the Company maintained average compensating balances of approximately $1,000,000 and $1,369,000, respectively, of which $1,000,000 in each year was maintained at the Federal Reserve Bank. In addition, the Company paid $50,058, $63,667, and $31,144, respectively, in account charges in 2000, 1999, and 1998.

3. INVESTMENT SECURITIES
 Investment securities are summarized as follows:

                                                AMORTIZED         UNREALIZED        UNREALIZED
                                                  COST               GAINS            LOSSES         MARKET VALUE
------------------------------------------------------------------------------------------------------------------
December 31, 2000
AVAILABLE FOR SALE
U.S. Treasury                                 $    799,959        $       416       $      625       $    799,750
U.S. Government agency                          55,414,430             13,035          439,980         54,987,485
Mortgage backed securities                       5,242,307             76,835           10,885          5,308,257
State and municipal                              6,206,170              5,129           83,475          6,127,824
Federal Home Loan Bank stock                     3,250,000                  -                -          3,250,000
Equity securities                                2,481,021            553,509          175,660          2,858,870
                                              ------------        -----------       ----------       ------------
                                              $ 73,393,887        $   648,924       $  710,625       $ 73,332,186
                                              ============        ===========       ==========       ============
HELD TO MATURITY
Foreign bonds                                 $     50,000        $         -       $        -       $     50,000
                                              ------------        -----------       ----------       ------------
                                              $     50,000        $         -       $        -       $     50,000
                                              ============        ===========       ==========       ============

                                                AMORTIZED         UNREALIZED        UNREALIZED
                                                  COST               GAINS            LOSSES         MARKET VALUE
------------------------------------------------------------------------------------------------------------------
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
                                              ============        ===========       ==========       ============

 Contractual maturities of debt securities at December 31, 2000 and 1999 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       December 31, 2000
                                                    Available for sale                     Held to maturity
                                                AMORTIZED           MARKET          AMORTIZED           MARKET
MATURING                                          COST               VALUE             COST              VALUE
------------------------------------------------------------------------------------------------------------------
Within one year                               $  9,748,598        $ 9,750,853       $   25,000       $     25,000
Over one to five years                          27,143,351         27,001,153           25,000             25,000
Over five to ten years                          21,753,777         21,458,136                -                  -
Over ten years                                   3,774,833          3,704,917                -                  -
Mortgage backed securities                       5,242,307          5,308,257                -                  -
                                              ------------        -----------       ----------       ------------
                                              $ 67,662,866        $67,223,316       $   50,000       $     50,000
                                              ============        ===========       ==========       ============

                                                                       December 31, 1999
                                                    Available for sale                     Held to maturity
                                                AMORTIZED           MARKET          AMORTIZED           MARKET
MATURING                                          COST               VALUE             COST              VALUE
------------------------------------------------------------------------------------------------------------------
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
                                              ============        ===========       ==========       ============

 At December 31, 2000 and 1999, securities with a cost basis of $20,415,830 (market value of $20,175,840), and $31,047,389 (market value of $29,696,333)
were pledged as collateral for government deposits and for securities sold under repurchase agreements.

 In 2000, 1999, and 1998, the Company realized gains on sales of securities of $491,480, $478,820, and $2,407,223, respectively, and losses of $235,228,
$239,151, and $2,875. Income taxes on net security gains were $99,356, $92,560, and $928,556 in 2000, 1999, and 1998, respectively.

 The company transferred securities from held to maturity classification to available for sale on its balance sheet as permitted by Financial Accounting Standards No. 133 in the fourth quarter of 1999. The amount of the assets reclassified as available for sale was $6,657,271.

4. LOANS
 Major classifications of loans are as follows:

                                                                  2000            1999
-------------------------------------------------------------------------------------------
Real estate
  Residential                                                 $188,658,857    $176,291,571
  Commercial                                                    50,811,936      40,925,099
  Construction and land development                                111,000       1,741,078
Demand and time                                                 28,981,256      28,514,699
Lease financing                                                  2,242,679       3,150,917
Installment and credit card                                      5,561,307       6,823,971
                                                              ------------    ------------
                                                               276,367,035     257,447,335
Allowance for loan losses                                        3,024,290       2,836,291
                                                              ------------    ------------
Loans, net                                                    $273,342,745    $254,611,044
                                                              ============    ============

 The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

 The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year                         $ 86,207,845    $ 93,137,165
Maturing over one to five years                                 38,949,836      57,180,739
Maturing over five years                                       151,209,354     107,129,431
                                                              ------------    ------------
                                                              $276,367,035    $257,447,335
                                                              ============    ============

 Loan balances have been adjusted by the following deferred amounts:

Deferred origination costs and premiums                       $  2,840,701    $  2,469,320
Deferred origination fees and unearned discounts                  (942,771)       (532,629)
                                                              ------------    ------------
Net deferred (fees) costs                                     $  1,897,930    $  1,936,691
                                                              ============    ============

 Transactions in the allowance for loan losses were as follows:

                                                                  2000            1999            1998
-----------------------------------------------------------------------------------------------------------

Beginning balance                                             $  2,836,291    $  2,387,732    $  2,302,981
Provision charged to operations                                    448,000         597,840         615,000
Recoveries                                                         124,398         153,544         143,434
                                                              ------------    ------------    ------------
                                                                 3,408,689       3,139,116       3,061,415
Loans charged off                                                  384,399         302,825         673,683
                                                              ------------    ------------    ------------
Ending balance                                                $  3,024,290    $  2,836,291    $  2,387,732
                                                              ============    ============    ============

 At December 31, 2000, 1999, and 1998, the accrual of interest has been discontinued on loans of $622,392, $240,569, and $205,074, respectively. The amount of interest income that would have been recorded in 2000, 1999 and 1998 on non-accrual loans if those loans had been handled in accordance with their contractual terms totaled $28,689, $12,880 and $29,395 respectively. The amount of interest income actually recorded on non-accrual loans totaled $3,892, $5,549 and $16,841 for 2000, 1999 and 1998, respectively.

 At December 31, 2000, 1999 and 1998, the Company had one impaired loan to the same borrower amounting to $633,302, $330,987 and $408,565 respectively that was classified as impaired because it had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $342,416, $369,776, and $408,565 in 2000, 1999, and 1998, respectively. The
Company has not provided for a specific allowance for impaired loans. During 2000, 1999 and 1998, the Company received total payments on impaired loans of $42,153, $100,837, and $7,612, respectively. Of these amounts, $27,817, $23,259, and $7,612 were recorded as interest income for 2000, 1999 and 1998, respectively. The remainder was applied to reduce principal.

 This loan is the Company's only restructured loan. During the year-ended December 31, 2000 the Bank repurchased, at a discount, a portion of this loan that had been sold to another financial institution. The discount will be accreted over the remaining life of the loan. There is not a specific allowance for this loan since the fair value of the collateral securing the loan is considered adequate to cover all principal and interest due. The Company also continues to accrue interest on this loan due to the adequacy of the collateral value.

 Amounts past due 90 days or more, excluding nonaccrual loans are as follows:

                                                                 2000          1999          1998

-----------------------------------------------------------------------------------------------------
Mortgage                                                      $   434,346   $   306,394   $ 1,293,078
Demand and time                                                   847,360       530,804       232,167
Installment and credit card                                             -             -        11,557
                                                              -----------   -----------   -----------
                                                              $ 1,281,706   $   837,198   $ 1,536,802
                                                              ===========   ===========   ===========

 The Company continues to accrue interest on these loans since either the fair value of the collateral is considered adequate to assure collection of all principal and interest amounts due or the loan is in the process of collection. LOANS WITH A BALANCE OF $81,961,376 WERE PLEDGED AS COLLATERAL TO THE FEDERAL HOME LOAN BANK OF ATLANTA AS OF DECEMBER 31, 2000.

5. CREDIT COMMITMENTS
 Outstanding loan commitments, unused lines and letters of credit were as follows:

                                                                 2000          1999          1998

-----------------------------------------------------------------------------------------------------
LOAN COMMITMENTS
  Mortgage loans                                              $   254,467   $17,367,687   $16,589,977
  Construction and land development                               256,743             -     2,375,000
  Commercial loans                                             16,564,000     1,390,000       300,000
  Installment loans                                                92,376        10,100        43,186
                                                              -----------   -----------   -----------
                                                              $17,167,586   $18,767,787   $19,308,163
                                                              ===========   ===========   ===========
UNUSED LINES OF CREDIT
  Home equity lines                                           $56,579,164   $58,693,062   $49,051,584
  Commercial lines                                             19,664,069    13,102,535    13,753,319
  Unsecured consumer lines                                      2,170,715     1,613,248     2,259,443
                                                              -----------   -----------   -----------
                                                              $78,413,948   $73,408,845   $65,064,346
                                                              ===========   ===========   ===========

LETTERS OF CREDIT                                             $ 1,392,352   $ 1,488,000   $ 1,487,000
                                                              ===========   ===========   ===========

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

6. RELATED PARTY TRANSACTIONS
 The Company's executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2000, 1999 and 1998, transactions in related party loans were as follows:

                                                                 2000          1999          1998

-----------------------------------------------------------------------------------------------------
Beginning balance                                             $ 2,031,292   $ 2,533,672   $ 2,776,990
Additions                                                         197,290       859,354     1,619,154
Repayments                                                       (312,598)     (241,861)   (1,862,472)
Changes in executive officers and directors                             -      (562,033)            -
Adjustment to treat loans guaranteed by multiple directors
 as a single indebtedness                                               -      (557,840)            -
                                                              -----------   -----------   -----------
                                                              $ 1,915,984   $ 2,031,292   $ 2,533,672
                                                              ===========   ===========   ===========

 A director of the Company is a partner in a law firm that provides legal services to the Company and its subsidiary. During the years ended December 31, 2000, 1999 and 1998, amounts paid to the law firm in connection with those services were $166,522, $146,250, and $192,861, respectively.

 A director of the Company is President of an insurance brokerage through which the Company and its subsidiary place various insurance policies. During the years ended December 31, 2000, 1999, and 1998, amounts paid to the insurance brokerage for insurance premiums were $57,656, $110,528, and $88,077, respectively.

7. PREMISES AND EQUIPMENT
 A summary of premises and equipment is as follows:

                                                                 2000          1999

---------------------------------------------------------------------------------------
Land and improvements                                         $   864,474   $   864,474
Buildings                                                       3,418,861     3,599,698
Leasehold improvements                                          2,867,347     2,962,716
Equipment and fixtures                                         10,416,975     9,719,869
                                                              -----------   -----------
                                                               17,567,657    17,146,757
Accumulated depreciation and amortization                       9,679,116     8,690,500
                                                              -----------   -----------
                                                              $ 7,888,541   $ 8,456,257
                                                              ===========   ===========

 Depreciation and amortization of premises and equipment was $1,136,243, $1,128,263, and $1,025,796 for 2000, 1999, and 1998, respectively. Amortization of intangible assets, excluding amortization of deposit premiums, was $124,134, $110,110 and $53,787, for 2000, 1999, and 1998, respectively.

 During the year-ended December 31, 2000, the Company reduced the book value of its Baltimore Street branch to its estimated fair value of $140,000. The write-down of $189,745 is included in occupancy expense on the Consolidated Statements of Income. The fair value of the property represents the agreed-upon sale price of the property. The sale is expected to take place in the second quarter of 2001.

8. DEPOSITS
 Major classifications of interest-bearing deposits are as follows:

                                                                  2000            1999

-------------------------------------------------------------------------------------------
NOW and SuperNOW                                              $ 36,235,651    $ 30,124,529
Money market                                                    48,074,964      49,125,185
Savings                                                         42,961,679      46,011,819
Certificates of deposit of $100,000 or more                     34,142,844      21,635,453
Other time deposits                                             92,655,530      73,595,205
                                                              ------------    ------------
                                                              $254,070,668    $220,492,191
                                                              ============    ============

 Certificates of deposit of $100,000 or more mature as follows:

Three months or less                                          $  7,415,536    $  8,177,178
Over three through twelve months                                11,457,285       6,573,672
Over one to five years                                          15,270,023       6,884,603
                                                              ------------    ------------
                                                              $ 34,142,844    $ 21,635,453
                                                              ============    ============

 Interest expense associated with certificates of deposit of $100,000 or more was $1,756,939, $795,285, and $531,200 for the years ended December 31, 2000,
1999, and 1998, respectively.
 Other time deposits mature as follows:

                                                                 2000          1999

---------------------------------------------------------------------------------------
Maturing within one year                                      $63,459,805   $57,912,109
Maturing over one to five years                                29,167,881    15,435,569
Maturing over five years                                           27,844       247,527
                                                              -----------   -----------
                                                              $92,655,530   $73,595,205
                                                              ===========   ===========

9. BRANCH ACQUISITION

On June 23, 1995, the Company acquired a branch office from First Union National Bank of Maryland. This branch had total deposits at the date of acquisition of $22,765,077. The Company also acquired related real estate and equipment of $530,000 and loans of $17,303. The deposit premium of $1,847,663 is being amortized using the straight line method over 15 years. Amortization expense recorded amounted to $123,180 for 2000, 1999 and 1998, respectively. The remaining unamortized balance at December 31, 2000 and 1999 was $1,170,173 and $1,293,353, respectively. This amount is included in other assets in the Consolidated Balance Sheets.

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

                          2000          1999          1998

--------------------------------------------------------------
Total outstanding at
 period end            $12,372,519   $13,650,176   $12,816,453
Average amount
 outstanding during
 period                 14,943,138    14,584,035    11,138,269
Maximum amount
 outstanding at any
 month end              20,116,442    18,912,001    15,425,304
Weighted average
 interest rate at
 period end                   5.47%         4.80%         4.07%
Weighted average
 interest rate for
 the period                   5.37%         4.42%         5.18%

 Notes payable - U.S. Treasury are Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve Bank on a periodic basis. The Company pays interest on these deposits at a slight discount to the federal funds sold rate.

 Advances from the Federal Home Loan Bank (FHLB) of Atlanta amounted to $50,000,000 and $66,000,000 at December 31, 2000 and 1999, respectively.
Advances averaged $56,191,257 and $42,916,040 for 2000 and 1999, respectively, with weighted average costs of 6.45% for 2000 and 5.34% for 1999. At December 31, 2000, the advances carried a weighted average interest rate of 6.58%, and matured at dates ranging from March 19, 2001 to May 24, 2005. At December 31, 1999, the advances carried a weighted average interest rate of 4.81%, and matured at dates ranging from September 5, 2000 through August 6, 2009. The Bank has a total secured line of $61 million with the FHLB for which the Bank granted the FHLB a blanket security interest in its residential first mortgage loans.

 As noted above, the Company borrows under available unsecured federal funds lines of credit of $4 million with other institutions. The balance outstanding under these lines was $700,000 and $0 at December 31, 2000 and 1999, respectively. These lines bear interest at the then current federal funds rate of the correspondent bank.

11. OTHER OPERATING EXPENSES
 Other operating expenses include the following:

                                                                 2000         1999         1998

--------------------------------------------------------------------------------------------------
ATM services                                                  $2,039,858   $2,088,009   $1,366,754
Data processing services                                         745,849      684,306      677,113
Marketing                                                        584,446      661,751      730,554
Professional services                                            374,330      274,178      257,644
Telephone                                                        234,371      247,679      212,148
Printing, stationery, and supplies                               214,406      275,829      315,911
Postage and freight                                              153,807      180,630      187,508
Liability insurance                                              130,550       90,319       76,123
Directors' fees                                                  124,893      132,025      116,750
Software amortization                                            124,134      110,110       53,787
Deposit premium amortization                                     123,180      123,180      123,180
Merchant credit card services                                     22,036    1,465,476    1,234,137
Other                                                            884,813    1,559,088    1,104,780
                                                              ----------   ----------   ----------
                                                              $5,756,673   $7,892,580   $6,456,389
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

 Information with respect to options outstanding is as follows for the year ended December 31:

                                   2000                            1999                            1998
                        SHARES    OPTION PRICE RANGE    SHARES    OPTION PRICE RANGE    SHARES    OPTION PRICE RANGE

--------------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year    104,600                          70,400                              --
  Granted               36,100     $14.13               59,400     $16.13 to $16.25     70,400     $17.54 to $19.00
  Exercised                  -                               -                              --
  Expired/ Canceled    (32,001)    $14.13 to $18.68    (25,200)                             --
                       -------                         -------                         -------
Outstanding at end of
  year                 108,699     $14.13 to $19.00    104,600     $16.13 to $19.00     70,400     $17.54 to $19.00
                       =======                         =======                         =======
Exercisable at
  December 31           47,928                          17,067                              --
                       =======                         =======                         =======

 The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2000 and 1999, and 1998.

                                                               2000              1999              1998

-------------------------------------------------------------------------------------------------------------
Dividend yield                                                     2.51%    1.97% to 1.98%    1.53% to 1.65%
Expected volatility                                               30.83%            25.47%            30.00%
Risk free rate                                            5.76% to 6.35%     5.68 to 6.42%             5.50%
Expected lives                                                  10 years          10 years          10 years

 The Company uses the intrinsic value method to account for stock based compensation plans. Because the option price of stock options granted was equal to the market price of the common stock at the date of grant for all options granted, no compensation expense related to the options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31, 2000, 1999, and 1998.

                                                                 2000         1999         1998

--------------------------------------------------------------------------------------------------
Net Income:
  As Reported                                                 $1,747,532   $2,846,047   $2,974,349
  Pro forma                                                   $1,669,531   $2,763,829   $2,769,375
Basic Earnings Per Share:
  As Reported                                                 $     0.64   $     1.01   $     1.04
  Pro forma                                                   $     0.61   $     0.99   $     0.96
Diluted Earnings Per Share:
  As reported                                                 $     0.64   $     1.01   $     1.04
  Pro forma                                                   $     0.61   $     0.99   $     0.96

13. NET INCOME PER SHARE
 The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

                                                                 2000         1999         1998

--------------------------------------------------------------------------------------------------
BASIC:
Net income (applicable to common stock)                       $1,747,532   $2,846,047   $2,974,349
Average common shares outstanding                              2,736,263    2,817,458    2,878,212
Basic net income per share                                    $     0.64   $     1.01   $     1.04
DILUTED:
Net income (applicable to common stock)                       $1,747,532   $2,846,047   $2,974,349
Average common shares outstanding                              2,736,263    2,817,458    2,878,212
Stock option adjustment                                                -            -            -
                                                              ----------   ----------   ----------
Average common shares outstanding-diluted                      2,736,263    2,817,458    2,878,212
Diluted net income per share                                  $     0.64   $     1.01   $     1.04

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

                                                                 2000          1999          1998

-----------------------------------------------------------------------------------------------------
Net Income                                                    $ 1,747,532   $ 2,846,047   $ 2,974,349
                                                              -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) during the period             1,587,011    (3,110,528)    2,987,333
Less: Adjustment for security gains                              (256,252)     (239,669)   (2,404,348)
                                                              -----------   -----------   -----------
Other comprehensive income before tax                           1,330,759    (3,350,197)      582,985
Income taxes on comprehensive income                             (513,938)    1,293,846      (225,149)
                                                              -----------   -----------   -----------
Other comprehensive income after tax                              816,821    (2,056,351)      357,836
                                                              -----------   -----------   -----------
Comprehensive income                                          $ 2,564,353   $   789,696   $ 3,332,185
                                                              ===========   ===========   ===========

15. CAPITAL STANDARDS
The Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2000 and 1999, the capital ratios and minimum capital requirements are as follows.

                                                                           MINIMUM
                                                                           CAPITAL                      TO BE WELL
                                              ACTUAL                       ADEQUACY                    CAPITALIZED
          (IN THOUSANDS)              AMOUNT           RATIO        AMOUNT           RATIO        AMOUNT           RATIO
--------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000
Total Capital (to risk-weighted
assets)
Consolidated                        $32,328,465        12.17%     $21,250,668         8.0%      $26,563,317         10.0%
Carrollton Bank                     $28,590,100        10.79%     $21,198,800         8.0%      $26,498,500         10.0%
Tier 1 Capital
(to risk-weighted assets)
Consolidated                        $29,311,831        11.03%     $10,625,334         4.0%      $15,937,990          6.0%
Carrollton Bank                     $25,565,811         9.65%     $10,599,400         4.0%      $15,899,100          6.0%
Tier 1 Capital
(to average assets)
Consolidated                        $29,311,831         7.75%     $15,130,280         4.0%      $18,912,850          5.0%
Carrollton Bank                     $25,565,811         7.40%     $13,817,827         4.0%      $17,519,427          5.0%

DECEMBER 31, 1999
Total Capital
(to risk-weighted assets)
Consolidated                        $30,097,294        12.38%     $19,448,427         8.0%      $24,310,533         10.0%
Carrollton Bank                     $28,093,224        11.74%     $19,138,051         8.0%      $23,922,564         10.0%
Tier 1 Capital
(to risk-weighted assets)
Consolidated                        $26,710,969        10.99%     $ 9,724,213         4.0%      $14,586,320          6.0%
Carrollton Bank                     $25,256,933        10.56%     $ 9,569,026         4.0%      $14,353,538          6.0%
Tier 1 Capital
(to average assets)
Consolidated                        $26,710,969         7.30%     $14,627,602         4.0%      $18,284,503          5.0%
Carrollton Bank                     $25,256,933         7.02%     $14,387,894         4.0%      $17,984,867          5.0%

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

 As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

16. PENSION PLANS
The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee's highest average rate of earnings for the three consecutive years during the last five full years before retirement. The Company's funding policy is to contribute annually the amount recommended by the Plan's independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company. Approximately 50% of the trust assets are invested in an immediate participation guarantee fund, and the balance is invested in equity funds.

 The following table sets forth the financial status of the plan:

                                                                 2000         1999         1998

--------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year                     $6,105,017   $6,215,846   $5,707,644
  Service cost                                                   368,350      411,073      313,141
  Interest cost                                                  452,403      431,592      402,508
  Actuarial gain                                                 136,939     (656,826)      40,515
  Benefits paid                                                 (302,761)    (296,668)    (247,962)
                                                              ----------   ----------   ----------
  Benefit obligation at end of year                           $6,759,948   $6,105,017   $6,215,846
                                                              ==========   ==========   ==========
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year              $6,666,006   $5,961,647   $5,021,786
  Actual return on plan assets                                   (26,632)   1,001,027      858,086
  Employer contribution                                          654,119            -      329,737
  Benefits paid                                                 (302,761)    (296,668)    (247,962)
                                                              ----------   ----------   ----------
  Fair value of plan assets at end of year                    $6,990,732   $6,666,006   $5,961,647
                                                              ==========   ==========   ==========
  Funded status                                               $  230,784   $  560,989   $ (254,199)
  Unrecognized net actuarial loss                               (106,226)    (915,047)     218,677
  Unrecognized prior service cost                                200,690      251,755      302,820
  Unrecognized net transition (asset)                                  -       (6,504)     (52,983)
                                                              ----------   ----------   ----------
  Prepaid (accrued) benefit cost                              $  325,248   ($ 108,807)  $  214,315
                                                              ==========   ==========   ==========
ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT
  OBLIGATION WERE AS FOLLOWS:
  Discount rates                                                    7.50%        7.75%        7.00%
  Rates of increase in compensation levels                          5.50%        5.50%        5.50%
  Long-term rate of return on assets                                9.00%        9.00%        9.00%
NET PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
  Service cost                                                $  368,350   $  411,073   $  313,141
  Interest cost                                                  452,403      431,592      402,508
  Estimated return on assets                                    (617,835)    (524,129)    (441,167)
  Net amortization and deferral                                   17,146        4,586        4,586
                                                              ----------   ----------   ----------
Net pension expense                                           $  220,064   $  323,122   $  279,068
                                                              ==========   ==========   ==========

 The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. The Company's contributions to this plan, included in expenses, were $94,143, $83,872 and $85,518, for 2000, 1999, and 1998, respectively.
17. CONTINGENCIES
 The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

18. INCOME TAXES
 The components of income tax expense are as follows:

                                                                 2000         1999         1998

--------------------------------------------------------------------------------------------------
CURRENT
Federal                                                       $  488,351   $  801,771   $  823,249
State                                                             38,546      116,589      170,840
                                                              ----------   ----------   ----------
                                                                 526,897      918,360      994,089
DEFERRED                                                          49,634      (13,111)     109,694
                                                              ----------   ----------   ----------
                                                              $  576,531   $  905,249   $1,103,783
                                                              ==========   ==========   ==========

 The components of the deferred tax charge (benefits) were as follows:

Provision for loan losses                                     $  (72,450)  $ (173,234)  $  (32,731)
Deferred origination costs                                      (100,027)     208,052       75,896
Deferred compensation plan                                       (11,116)      (9,689)      (8,805)
Depreciation                                                     141,486       81,732       45,523
Discount accretion                                                (3,917)      (1,539)      (2,096)
Retirement benefits                                              167,632     (118,433)      31,848
Ground rent losses                                                53,443            -           59
Write-down of building                                           (73,280)           -            -
Early retirement benefits                                        (52,137)           -            -
                                                              ----------   ----------   ----------
                                                              $   49,634   $  (13,111)  $  109,694
                                                              ==========   ==========   ==========

 The components of the net deferred tax asset (liability) were as follows:

DEFERRED TAX ASSETS
Allowance for loan losses                                     $  932,691   $  860,241   $  687,007
Accrued retirement benefits                                            -       41,461            -
Deferred compensation plan                                       205,380      194,264      184,575
Unrealized losses on available for sale investment
  securities                                                      23,828      537,768            -
Allowance for loss on building                                    73,280            -            -
Allowance for ground rent losses                                       -       53,443       53,443
Early retirement benefits                                         52,137            -            -
                                                              ----------   ----------   ----------
                                                               1,287,316    1,687,177      925,025
                                                              ----------   ----------   ----------
DEFERRED TAX LIABILITIES
Accrued retirement benefits                                      126,171            -       76,972
Deferred origination costs                                       373,225      473,252      265,200
Unrealized gains on available for sale investment securities           -            -      756,078
Depreciation                                                     462,127      320,641      238,909
Discount accretion                                                 7,338       11,255       12,794
FHLB Stock dividends                                               2,019        2,019        2,019
                                                              ----------   ----------   ----------
                                                                 970,880      807,167    1,351,972
                                                              ----------   ----------   ----------
NET DEFERRED TAX ASSET (LIABILITY)                            $  316,436   $  880,010   $ (426,947)
                                                              ==========   ==========   ==========

 The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

                                                                2000       1999       1998

--------------------------------------------------------------------------------------------
Statutory federal income tax rate                               34.0%      34.0%      34.0%
INCREASE (DECREASE) RESULTING FROM:
Tax-exempt income                                              (13.9)     (12.4)     (10.5)
State income taxes, net of federal income tax benefit            3.1        2.0        2.9
Other                                                            1.6         .5         .7
                                                               -----      -----      -----
                                                                24.8%      24.1%      27.1%
                                                               =====      =====      =====

19. LEASE COMMITMENTS
 The Company leases various branch and general office facilities to conduct its operations. The leases have remaining terms which range from a period of 3 months to 9 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

 The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $631,618, $570,502, and $716,525 for 2000, 1999, and 1998,
respectively.

 Lease obligations will require rent payments as follows:

PERIOD                 MINIMUM RENTALS

--------------------------------------
2001                     $  505,972
2002                        514,887
2003                        519,301
2004                        416,042
2005                        276,758
Remaining years             542,128
                         ----------
                         $2,775,088
                         ==========

20. PARENT COMPANY FINANCIAL INFORMATION
 The balance sheets for 2000 and 1999 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2000, 1999, and 1998, are presented below:

                                 BALANCE SHEETS

                                                                     December 31
                                                                 2000          1999

---------------------------------------------------------------------------------------
ASSETS
Cash                                                          $   552,232   $    13,867
Interest-bearing deposits in subsidiary                           871,777       113,299
Investment in subsidiary                                       26,474,295    25,207,100
Investment securities available for sale                        2,858,870     4,869,467
Other assets                                                       28,175         3,474
                                                              -----------   -----------
                                                              $30,785,349   $30,207,207
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                   $   303,345   $   322,630
                                                              -----------   -----------

SHAREHOLDERS' EQUITY
Common Stock                                                    2,707,733     2,776,904
Surplus                                                        17,090,011    18,016,419
Retained earnings                                              10,722,132     9,945,947
Accumulated other comprehensive income                            (37,872)     (854,693)
                                                              -----------   -----------
                                                               30,482,004    29,884,577
                                                              -----------   -----------
                                                              $30,785,349   $30,207,207
                                                              ===========   ===========

                              STATEMENTS OF INCOME

                                                                    Years Ended December 31
                                                                 2000         1999         1998

--------------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiary                                     $1,300,082   $1,511,862   $1,617,751
Interest and dividends                                           158,643      126,255      129,491
Security gains                                                   324,645      227,593    2,308,818
                                                              ----------   ----------   ----------
                                                               1,783,370    1,865,710    4,056,060
EXPENSES                                                         183,218      133,466      116,517
                                                              ----------   ----------   ----------
Income before income taxes and equity in undistributed net
  income of subsidiary                                         1,600,152    1,732,244    3,939,543
Income tax expense                                                70,860       61,538      870,763
                                                              ----------   ----------   ----------
                                                               1,529,292    1,670,706    3,068,780
Equity in undistributed net income of subsidiary                 218,240    1,175,341      (94,431)
                                                              ----------   ----------   ----------
NET INCOME                                                    $1,747,532   $2,846,047   $2,974,349
                                                              ==========   ==========   ==========

                            STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31
                                                                 2000          1999          1998
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Cash dividends from subsidiary                                $ 1,300,082   $ 1,511,862   $ 1,617,751
Interest and dividends received                                   133,942       127,912       143,268
Cash paid to suppliers                                           (125,687)     (136,241)     (112,818)
Income taxes paid                                                  (1,619)       42,240      (889,950)
                                                              -----------   -----------   -----------
                                                                1,306,718     1,545,773       758,251
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits             (680,858)      524,917      (429,852)
Proceeds from sales of securities available for sale            2,120,158     1,885,184     2,630,807
Purchases of securities available for sale                       (240,727)   (2,170,701)     (727,072)
                                                              -----------   -----------   -----------
                                                                1,198,573       239,400     1,473,883
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                   (971,347)     (864,393)     (821,917)
Common stock repurchase and retirement                           (995,579)     (913,254)   (1,429,974)
                                                              -----------   -----------   -----------
                                                               (1,966,926)   (1,777,647)   (2,251,891)
                                                              -----------   -----------   -----------
Net (decrease) increase in cash                                   538,365         7,526       (19,757)
Cash at beginning of year                                          13,867         6,341        26,098
                                                              -----------   -----------   -----------
Cash at end of year                                           $   552,232   $    13,867   $     6,341
                                                              ===========   ===========   ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
Net income                                                    $ 1,747,532   $ 2,846,047   $ 2,974,349

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
Equity in undistributed income of subsidiary                     (218,240)   (1,175,341)       94,431
Security gains                                                   (324,646)     (227,593)   (2,308,818)
Decrease (increase) in accounts receivable                        (24,701)        1,656        14,739
Increase (decrease) in accounts payable                           126,773       101,004       (16,450)
                                                              -----------   -----------   -----------
                                                              $ 1,306,718   $ 1,545,773   $   758,251
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

                                                       December 31, 2000               December 31, 1999
                                                   CARRYING                        CARRYING
                                                    AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE

--------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and due from banks                          $ 26,249,660    $ 26,249,660    $ 24,795,534    $ 24,795,534
Federal funds sold                                    309,168         309,168       2,840,365       2,840,365
Investment securities (total)                      73,382,186      73,382,186      75,797,478      75,797,478
Loans held for sale                                 1,652,863       1,652,863       2,557,922       2,557,922
Loans, net                                        273,342,745     253,835,273     254,611,044     247,304,439
Accrued interest receivable                         2,602,151       2,602,151       2,381,008       2,381,008

FINANCIAL LIABILITIES
Noninterest-bearing deposits                     $ 37,953,473    $ 37,953,473    $ 41,957,674    $ 41,957,674
Interest-bearing deposits                         254,070,668     256,139,705     220,492,191     222,194,798
Federal funds purchased                             1,857,867       1,857,867       1,115,923       1,115,923
Notes payable-U.S. Treasury                           984,859         984,859       1,830,856       1,830,856
Securities sold under agreements to repurchase     10,514,652      10,514,652      12,534,253      12,534,253
Advances from the Federal Home Loan Bank           50,000,000      46,617,098      66,000,000      62,076,053
Accrued interest payable                              698,270         698,270         491,728         491,728

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

 Segment information for the Company for 2000 is as follows:

                        COMMERCIAL/    ELECTRONIC                  MORTGAGE        SEGMENT
                        RETAIL BANK      BANKING     BROKERAGE       UNIT          TOTALS       ELIMINATIONS   CONSOLIDATED

----------------------------------------------------------------------------------------------------------------------------
Interest income        $ 26,016,287    $     9,832   $    8,363   $ 5,289,780   $ 31,324,262    $ (4,598,214)  $ 26,726,048
Interest expense        (15,841,666)      (115,132)           -    (4,563,100)   (20,519,898)      4,598,214    (15,921,684)
                       ------------    -----------   ----------   -----------   ------------    ------------   ------------
Net interest income      10,174,621       (105,300)       8,363       726,680     10,804,364               -     10,804,364
Provision for loan
 losses                    (400,000)             -            -       (48,000)      (448,000)              -       (448,000)
Other income              4,915,146      1,705,833    1,273,855        18,212      7,913,046               -      7,913,046
Intersegment income          67,742                           -             -         67,742         (67,742)             -
Operating expenses      (13,755,668)    (1,087,922)    (816,975)     (352,524)   (16,013,089)         67,742    (15,945,347)
                       ------------    -----------   ----------   -----------   ------------    ------------   ------------
Income before tax         1,001,841        512,611      465,243       344,368      2,324,063               -      2,324,063
Tax provision               (65,888)      (197,971)    (179,677)     (132,995)      (576,531)              -       (576,531)
                       ------------    -----------   ----------   -----------   ------------    ------------   ------------
Net income             $    935,953    $   314,640   $  285,566   $   211,373   $  1,747,532    $          -   $  1,747,532
                       ============    ===========   ==========   ===========   ============    ============   ============
Segment assets         $370,404,020    $18,136,079   $  576,273   $70,937,014   $460,053,386    $(72,106,816)  $387,946,570
Expenditures for
 segment purchases of
 premises, equipment
 and software          $    496,814    $   364,171   $   23,140   $         -   $    884,125    $          -   $    884,125

 A reconciliation of total segment assets to consolidated total assets follows:

Total segment assets                                          $460,053,386
Elimination of intersegment loans                              (69,830,054)
Elimination of intersegment deposit accounts                    (2,276,762)
                                                              ------------
                                                              $387,946,570
                                                              ============

 Segment information for the Company for 1999 is as follows:

                        COMMERCIAL/    ELECTRONIC                  MORTGAGE        SEGMENT
                        RETAIL BANK      BANKING     BROKERAGE       UNIT          TOTALS       ELIMINATIONS   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------

Interest income        $ 22,017,371    $     9,595   $    5,088   $ 3,518,639   $ 25,550,693    $ (3,294,797)  $ 22,255,896
Interest expense        (10,919,058)      (519,375)           -    (2,810,013)   (14,248,446)      3,294,797    (10,953,649)
                       ------------    -----------   ----------   -----------   ------------    ------------   ------------
Net interest income      11,098,313       (509,780)       5,088       708,626     11,302,247               -     11,302,247
Provision for loan
 losses                    (501,240)             -            -       (96,600)      (597,840)              -       (597,840)
Other income              2,330,386      7,417,913    1,013,251       149,893     10,911,443               -     10,911,443
Intersegment income          65,985              -            -             -         65,985         (65,985)             -
Operating expenses      (11,566,639)    (5,297,546)    (696,778)     (369,576)   (17,930,539)         65,985    (17,864,554)
                       ------------    -----------   ----------   -----------   ------------    ------------   ------------
Income before tax         1,426,805      1,610,587      321,561       392,343      3,751,296               -      3,751,296
Tax provision              (295,761)      (333,821)    (124,187)     (151,480)      (905,249)              -       (905,249)
                       ------------    -----------   ----------   -----------   ------------    ------------   ------------
Net income             $  1,131,044    $ 1,276,766   $  197,374   $   240,863   $  2,846,047    $          -   $  2,846,047
                       ============    ===========   ==========   ===========   ============    ============   ============
Segment assets         $363,418,659    $12,466,038   $  302,127   $69,737,134   $445,923,958    $(70,304,757)  $375,619,201
Expenditures for
 segment purchases of
 premises, equipment
 and software          $  1,759,022    $ 1,088,819   $    2,719   $     9,378   $  2,859,938                   $  2,859,938

 Other income for the commercial/retail bank includes $239,669 in gains on security sales.

 Other income for electronic banking includes $1,554,526 in gain on sale of merchant services unit.

 A reconciliation of total segment assets to consolidated total assets follows:

Total segment assets                                          $445,923,958
Elimination of intersegment loans                              (69,892,058)
Elimination of intersegment deposit accounts                      (412,699)
                                                              ------------
                                                              $375,619,201
                                                              ============

 Segment information for the Company for 1998 is as follows:

                        COMMERCIAL/    ELECTRONIC                 MORTGAGE        SEGMENT
                        RETAIL BANK      BANKING     BROKERAGE      UNIT          TOTALS       ELIMINATIONS   CONSOLIDATED

---------------------------------------------------------------------------------------------------------------------------
Interest income        $ 20,336,274    $         -   $   5,112   $ 1,837,418   $ 22,178,804    $ (1,819,602)  $ 20,359,202
Interest expense         (9,626,450)      (333,925)          -    (1,455,949)   (11,416,324)      1,819,602     (9,596,722)
                       ------------    -----------   ---------   -----------   ------------    ------------   ------------
Net interest income      10,709,824       (333,925)      5,112       381,469     10,762,480               -     10,762,480
Provision for loan
 losses                    (570,000)             -           -       (45,000)      (615,000)              -       (615,000)
Other income              4,502,718      4,141,367     921,048       192,255      9,757,388               -      9,757,388
Intersegment income          49,694              -           -             -         49,694         (49,694)             -
Operating expenses      (11,144,772)    (3,826,799)   (614,860)     (289,999)   (15,876,430)         49,694    (15,826,736)
                       ------------    -----------   ---------   -----------   ------------    ------------   ------------
Income before tax         3,547,464        (19,357)    311,300       238,725      4,078,132               -      4,078,132
Tax provision              (898,836)         7,476    (120,226)      (92,197)    (1,103,783)              -     (1,103,783)
                       ------------    -----------   ---------   -----------   ------------    ------------   ------------
Net income (loss)      $  2,648,628    $   (11,881)  $ 191,074   $   146,528   $  2,974,349    $          -   $  2,974,349
                       ============    ===========   =========   ===========   ============    ============   ============
Segment assets         $304,271,843    $13,804,997   $ 288,326   $42,958,314   $361,323,480    $(43,469,491)  $317,853,989
Expenditures for
 segment purchases of
 premises, equipment
 and software          $  1,732,065    $   341,198   $  17,685   $    60,534   $  2,151,482                   $  2,151,482

 Other income for the commercial/retail bank includes $2,404,348 in gains on security sales.

 A reconciliation of total segment assets to consolidated total assets follows:

Total segment assets                                          $361,323,480
Elimination of intersegment loans                              (42,025,412)
Elimination of intersegment deposit accounts                    (1,444,079)
                                                              ------------
                                                              $317,853,989
                                                              ============

23. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                    Year Ended December 31, 2000
                                                           FIRST        SECOND         THIRD        FOURTH
                                                          QUARTER       QUARTER       QUARTER       QUARTER

-------------------------------------------------------------------------------------------------------------
Interest income                                         $ 6,457,036   $ 6,464,307   $ 6,873,508   $ 6,931,197
Interest expense                                         (3,616,351)   (3,743,274)   (4,258,980)   (4,303,079)
                                                        -----------   -----------   -----------   -----------
Net interest income                                       2,840,685     2,721,033     2,614,528     2,628,118
Provision for loan losses                                  (112,000)     (112,000)     (112,000)     (112,000)
Security gains (losses)                                      53,959        70,207       (49,730)      181,816
Gains on loan sales                                          15,621             -             -         2,591
Other income                                              1,801,599     1,866,597     2,028,104     1,942,282
Operating expenses                                       (4,101,810)   (3,932,063)   (3,855,599)   (4,055,875)
                                                        -----------   -----------   -----------   -----------
Income before taxes                                         498,054       613,774       625,303       586,932
Income taxes                                                (72,492)     (152,924)     (176,753)     (174,362)
                                                        -----------   -----------   -----------   -----------
Net income                                              $   425,562   $   460,850   $   448,550   $   412,570
                                                        ===========   ===========   ===========   ===========
Earnings per share                                            $0.15         $0.17         $0.16         $0.16
                                                        ===========   ===========   ===========   ===========
Cash dividends per share                                     $0.085         $0.09         $0.09         $0.09
                                                        ===========   ===========   ===========   ===========
Market prices: high                                          $15.88        $14.44        $14.50        $14.13
                                                        ===========   ===========   ===========   ===========
               low                                           $13.50        $13.19        $13.13        $11.38
                                                        ===========   ===========   ===========   ===========

                                                                    Year Ended December 31, 1999
                                                           FIRST        SECOND         THIRD        FOURTH
                                                          QUARTER       QUARTER       QUARTER       QUARTER

-------------------------------------------------------------------------------------------------------------
Interest income                                         $ 4,861,233   $ 5,312,781   $ 5,848,495   $ 6,233,387
Interest expense                                         (2,258,178)   (2,445,523)   (2,941,912)   (3,308,036)
                                                        -----------   -----------   -----------   -----------
Net interest income                                       2,603,055     2,867,258     2,906,583     2,925,351
Provision for loan losses                                  (144,900)     (144,900)     (149,450)     (158,590)
Security gains                                               41,780        35,950         7,995       153,944
Gains on loan sales                                         249,940             -             -             -
Gains on sale of merchant services                                -             -     1,554,526             -
Other income                                              2,056,530     2,368,532     2,326,404     2,115,842
Operating expenses                                       (4,174,950)   (4,447,843)   (4,658,417)   (4,583,344)
                                                        -----------   -----------   -----------   -----------
Income before taxes                                         631,455       678,997     1,987,641       453,203
Income taxes                                               (124,038)     (108,107)     (622,150)      (50,954)
                                                        -----------   -----------   -----------   -----------
Net income                                              $   507,417   $   570,890   $ 1,365,491   $   402,249
                                                        ===========   ===========   ===========   ===========
Earnings per share                                            $0.18         $0.19         $0.50         $0.14
                                                        ===========   ===========   ===========   ===========
Cash dividends per share                                    $0.0725       $0.0725         $0.08       $0.0825
                                                        ===========   ===========   ===========   ===========
Market prices: high                                          $18.00        $18.00        $19.25        $18.00
                                                        ===========   ===========   ===========   ===========
               low                                           $16.25        $16.13        $17.25        $14.25
                                                        ===========   ===========   ===========   ===========

 All earnings per share amounts have been adjusted to reflect the 2 for 1 stock split in July, 1999.

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

PART III
-------------------

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT

 The Directors and Executive Officers of the Corporation are as follows:

Directors whose terms expire in 2001

 Robert J. Aumiller - Mr. Aumiller, age 52, currently is serving as a director of the Bank and Company beginning with his appointment in 2001. He has been the Executive Vice President of MacKenzie Commercial Real Estate Services, involved in brokerage and real estate development of various commercial real estate projects, since 1983.

 Ben F. Mason - Mr. Mason, age 63, currently is serving as a director of the Bank and Company beginning with his appointment in 2001. He has been the Executive Director of the Baltimore City Chamber of Commerce, a member business association that promotes business development within Baltimore City, since 1993.

 Charles E. Moore, JR. - Mr. Moore, age 51, currently is serving as a director of the Bank and Company beginning with his appointment in 2001. He has been the Co-Founder, Director, President and CFO of TelAtlantic, a consolidation of rural telephone companies across the United States, since 1999. Mr. Moore has been the Co-Founder, Director, and CFO of GoEbusiness.com, which specialize in the development of customized E-Commerce solutions, since 1998.

 John Paul Rogers - Mr. Rogers, age 65, has served as director of the Bank since 1970 and of the Company since its inception in 1990. Mr. Rogers has been Chairman of the Bank since February 1994. He was a partner of the law firm of Rogers, Moore and Rogers, counsel of the Bank, from 1970 until 1992.
Mr. Rogers was senior title officer of The Security Title Guarantee Corporation of Baltimore from May 1991 until December 1992, having served as President from March 1989 until May 1991, and as Executive Vice President from March 1970 until March 1989. He is the brother of William C. Rogers, Jr. a director of the Bank and the Company.

Directors whose terms expire in 2002

 Steven K. Breeden - Mr. Breeden, age 42, has served as a director of the Bank, since June 1994, and of the Company since October 1995. Mr. Breeden is currently Vice President and Secretary of Security Development Corporation, a real estate development company, a position he has held since 1980. (2)

 Thelma T. Daley - Dr. Daley, age 69, has served as a director of the Bank since November 1995, and of the Company since May 1998. Dr. Daley retired as the Coordinator of Counseling and Guidance for The Baltimore County Board of Education.

 Howard S. Klein - Mr. Klein, age 41, has served as a director of the Bank since March 1999 and of the Company since April 1999. Mr. Klein has been Vice President and General Counsel for Klein's Super Markets, a family-operated chain of five full serve supermarkets and related development and operating companies since 1987.

 Leo A. O'Dea - Mr. O'Dea, age 70, has served as a director of the Bank since 1983 and of the Company since its inception in 1990. Mr. O'Dea was elected Chairman of the Company in February 1994. He was President of Hamilton & Spiegel, Inc., a sheet metal contractor, from 1979 until his retirement in 1997.
(2)

Directors whose terms expire in 2003

 Albert R. Counselman - Mr. Counselman, age 52, has served as a director of the Bank since April 1985, and of the Company since its inception in 1990. He has been President of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm, since September 1987, and served in various executive positions with that firm from 1972 to September 1987. (1)(2)

 John P. Hauswald - Mr. Hauswald, age 78, has served as a director of the Bank since 1964 and of the Company since its inception in 1990. He was, until his retirement in October 1989, President of The Hauswald Bakery. (1)(2)

 David P. Hessler - Mr. Hessler, age 44, has served as a director of the Bank since March 1999, and the Company since May 1999. He has been President and CEO of Eastern Sales & Engineering, an electrical contracting and service maintenance firm, since 1987 and was Vice president from 1986 to 1987. Mr. Hessler has been Vice President of Advanced Petroleum Equipment, a distributorship, since its inception in 1998. (1)

--------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

 William C. Rogers, Jr. - Mr. Rogers, age 74, has served as a director of the Bank since 1955 and of the Company since its inception in 1990. He has been a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, since 1970. He has been Chairman of the Board of The Security Title Guarantee Corporation of Baltimore since 1970 and a director since 1952, and was President from 1970 until March 1989. Mr. Rogers is President of Maryland Mortgage Company where he has been a director since 1953. He is also President of Moreland Memorial Park Cemetery, Inc. where he has been a director since 1959. He is the brother of John Paul Rogers, a director of the Bank and the Company.

 The Board of Directors of the Company met 7 times and the Board of Directors of the bank 17 times during the year ended December 31, 2000. The Board of Directors of the bank meets 12 times each year. No director attended fewer than 75% of the total number of meetings of both Boards and committees to which they were assigned during the year ended December 31, 2000.

 As of the date of this Proxy Statement, the Board of Directors does not have a standing nominating committee.

 The Audit Committee held 3 meetings during 2000. Its current members are Messrs. Counselman, Hauswald and Hessler. Only nonemployee directors are eligible to serve on the Audit Committee. The duties of the Audit Committee include reviewing the annual financial statements of the Company and the scope of the independent annual audit and internal audits. It also reviews the independent accountant's letter to management concerning the effectiveness of the Company's internal financial and accounting controls and management's response to that letter. In addition, the Committee reviews and recommends to the Board the firm to be engaged as the Company's independent accountants. The Committee may also examine and consider other matters relating to the financial affairs of the Company as it determines appropriate.

 The Compensation Committee met 2 times during 2000. Its current members are Messrs. Breeden, Counselman, Hauswald, and O'Dea. The purpose of the Compensation Committee is to review and approve major compensation and benefit policies of the Company and the Bank. In addition, the committee recommends to the Board the compensation to be paid to all officers, Senior Vice President and above, of the bank.

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

 Robert A. Altieri - Mr. Altieri, age 39, has been President and Chief Executive Officer of both the Bank and Company since his appointment in February 2001.
Mr. Altieri previously had been the Senior Vice President--Lending of the Bank since June 1994, and Vice President--Commercial Lending since September 1991.

 Edward R. Bootey - Mr. Bootey, age 54, has been Senior Vice President--Automation & Technology since October, 1995, and was Senior Vice President--Operations of the Bank from June 1994 to October 1995. Mr. Bootey previously served as Vice President--Operations from January 1991. He served as Assistant Vice President--Operations from December 1987 until January 1991.

 Randall M. Robey - Mr. Robey, age 43, has been Executive Vice President and Chief Financial Officer of both the Bank and Company, since November 2000. Previously he had been the Senior Vice President and Chief Financial Officer and Treasurer since October 1999. Prior to joining Carrollton Bank, Mr. Robey was Vice President of Financial Services of Mercantile Bank & Trust of Baltimore, Maryland from June of 1998 to October 1999, and prior to that Senior Vice President and Chief Financial Officer of Annapolis Bank & Trust from March of 1989 to June 1998.

 Gary M. Jewell - Mr. Jewell, age 54, has been Senior Vice President and Retail Delivery Group Manager since July 1998. He was previously Senior Vice President Electronic Banking from March 1996 to July 1998. Prior to joining Carrollton Bank, Mr. Jewell was Director of Product Management and Point of Sale Services for the MOST EFT network in Reston, Virginia from March 1995 to March 1996 and prior to that Director/Manager of Merchant Services for the Farmers and Mechanics National Bank from 1993 to March 1995.

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

ITEM 11: EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid or allocated for services rendered to the Company in all capacities during the years ended December 31, 1998, 1999 and 2000 to the chief executive officer of the Company. The compensation of the other members of executive management does not exceed $100,000.

SUMMARY COMPENSATION TABLE

                                                     LONG-TERM INCENTIVE PLAN
                                                       STOCK OPTION GRANTS
NAME AND PRINCIPAL POSITION    YEAR     SALARY ($)           (SHARES)           BONUS ($)   OTHER COMPENSATION ($)
------------------------------------------------------------------------------------------------------------------
Dallas R. Arthur               2000      $138,764              8,000             $    0            $164.000
President and Chief            1999      $132,912             16,000             $7,500
Executive Officer*             1998      $126,757             16,000             $    0
Robert A. Altieri              2000      $104,026              3,000             $1,800
President and Chief            1999      $102,908              6,000             $5,000
Executive Officer              1998      $ 90,699              6,000             $    0

--------------------------------------------------------------------------------
* Dallas R. Arthur retired as President & CEO as of November 22, 2000. Mr. Altieri was named as his successor.

  The Company had no employment agreements, termination of employment, or change-in-control agreements or understandings with any of its directors, executive officers or any other party whatsoever, except that the past president of Carrollton Mortgage Services, Inc. a subsidiary of the Bank, had an employment contract that provided for a termination settlement of $50,000 upon his termination which was effective in 2000.

  Mr. Arthur retired as president and chief executive officer of the Bank and Company, receiving an early retirement package which is comprised of one years base salary compensation, funding for continuing education, and the transfer of the title to his company automobile.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth, as of December 31, 2000, certain information concerning shares of the Common Stock of the Company beneficially owned by
(i) the chief executive officer of the Company; (ii) all directors and nominees for directors of the Company and the Bank; (iii) all directors and officers of the Company and the Bank as a group; and (iv) other significant shareholders.

                                                              AMOUNT AND NATURE
NAME AND ADDRESS OF                                             OF BENEFICIAL
BENEFICIAL OWNER(1)(17)                                           OWNERSHIP                PERCENT OF CLASS
-----------------------------------------------------------------------------------------------------------

DIRECTORS:
Robert J. Aumiller                                                     100                          *
Steven K. Breeden                                                    7,620(3)                       *
Albert R. Counselman                                                33,987(4)                       *
Thelma T. Daley                                                      1,310(5)                       *
John P. Hauswald                                                    13,402(6)                       *
David P. Hessler                                                     1,000(7)                       *
C. Edward Hoerichs                                                   8,266(8)                       *
Howard S. Klein                                                      3,200(9)                       *
Ben F. Mason                                                           100                          *
Charles E. Moore, Jr.                                                2,546(16)                      *
Leo A. O'Dea                                                        12,816(10)                      *
Allen Quille                                                         5,490(11)                      *
John Paul Rogers                                                   195,012(11)                   7.14%
William C. Rogers, Jr.                                             258,372(12)(13)(14)           9.51%
All Directors and Executive
  Officers of the Company as a Group (14 persons)                  558,596(2)                   19.45%
OTHER SIGNIFICANT SHAREHOLDER:
Patricia A. Rogers                                                 224,782(15)                   8.30%

--------------------------
*   Less than 1%

(1) Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.

(2) Includes 166 shares Mr. Altieri holds as trustee for minor children under the Maryland Uniform Gifts to Minors Act, and 10,000 fully vested options to purchase shares at an exercise price of between $16.19 and $18.68 per share.

(3) Includes 2,698 shares owned jointly by Mr. Breeden and his wife and 1,800 fully vested options to purchase shares at an exercise price of between $14.13 and $19.00 per share.

(4) Includes 1,800 fully vested options to purchase shares at an exercise price of between $14.13 and $19.00 per share, but excludes 2,000 shares owned by Mr. Counselman's wife.

(5) Includes 1,200 fully vested options to purchase shares at an exercise price of between $14.13 and $18.68 per share.

(6) Includes 11,490 shares owned jointly by Mr. Hauswald and his wife and 1,600 fully vested options to purchase shares at an exercise price of between $14.13 and $19.00 per share. Excludes 10,530 shares owned by Mr. Hauswald's wife.

(7) Includes 600 fully vested options to purchase shares at an exercise price of between $14.13 and $19.00 per share.

(8) Includes 1,600 fully vested options to purchase shares at an exercise price of between $14.13 and $19.00 per share.

(9) Includes 400 shares owned jointly by Mr. Klein and his wife. Also includes 1,600 shares owned by Colgate Investments, LLP, of which Mr. Klein is a shareholder and 600 shares Mr. Klein holds as trustee for minor children under the Maryland Uniform Gift to Minors Act. Also includes 600 fully vested options to purchase shares at an exercise price of between $14.13 and $16.13 per share.

(10) Includes 1,600 fully vested options to purchase shares at an exercise price of between $14.13 and $19.00 per share but excludes 15,754 shares owned by Mr. O'Dea's wife.

(11) Includes 1,600 fully vested options to purchase shares at an exercise price of between $14.13 and $19.00 per share.

(12) Includes 63,904 shares owned by The Security Title Guarantee Corporation of Baltimore and of which William C. Rogers, Jr. is Chairman and President, respectively, as well as a director. Includes 1,600 fully vested options to purchase shares at an exercise price of between $14.13 and $19.00 per share.

(13) Includes 6,494 shares owned by the Moreland Memorial Park Cemetery Bronze Perpetual Care Trust Agreement, Inc., 11,750 shares owned by the Moreland Memorial Park Cemetery Inc. Perpetual Care Trust Agreement, 3,226 shares owned by the Moreland Memorial Park, Inc. Bronze Marker Perpetual Care Trust Fund, 32,414 shares owned by the Moreland Memorial Park Cemetery, Inc. Perpetual Care Trust Agreement for which William C. Rogers, Jr. serves as trustee, and 9,506 shares owned by Maryland Mortgage Company of which William C. Rogers, Jr. is Chairman and President, as well as a Director.

(14) Includes 128,598 shares owned jointly by Mr. Rogers and his wife. Excludes 11,548 shares owned by Mr. Roger's wife.

(15) Includes 151,372 shares owned by Mrs. Rogers. Also, includes 63,904 shares owned by The Security Title Guarantee Corporation of Baltimore and 9,506 shares owned by Maryland Mortgage Company of which Mrs. Rogers is a principal shareholder.

(16) Excludes 16,296 shares owned by Mr. Moore's wife.

(17) All directors, executive officers and other significant shareholders may be contacted at the Company's corporate offices by addressing correspondence to the appropriate person, care of Carrollton Bancorp, 344 North Charles Street, Suite 300, Baltimore, Maryland 21201.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 During the past year the Bank has had banking transactions in the ordinary course of its business with: (i) its directors and nominees for directors;
(ii) its executive officers; (iii) its 5% or greater shareholders; (iv) members of the immediate family of its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2000, the balance of loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $1,915,984, which represented approximately 6.3% of the Company's equity capital accounts.

 William C. Rogers, Jr. - a director of both the Company and the Bank, is a partner of the law firm of Rogers, Moore and Rogers which performs legal services for the Company and its subsidiaries. Management believes that the terms of these transactions which totaled $166,522 in 2000 were at least as favorable to the Company as could have been obtained elsewhere.

 Albert R. Counselman - a director of both the Company and the Bank, is President and Chief Executive Officer of Riggs, Counselman, Michaels &
Downes, Inc., an insurance brokerage firm through which the Company and the Bank place various insurance policies. The Company and the Bank paid total premiums for insurance policies placed by Riggs, Counselman, Michaels & Downes, Inc. in 2000 of $57,656. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

PART IV
-------------------

ITEM 14: EXHIBITS LIST AND REPORTS
ON FORM 8-K

    a)  List of Exhibits:

EXHIBIT
NUMBER                  DESCRIPTION
         3(i)           Articles of Incorporation of Carrollton
                        Bancorp *
        3(ii)           By-Laws of Carrollton Bancorp *
         10.1           Lease dated January 24, 1989 by and
                        between Hill Management Services, Inc.
                        and The Carrollton Bank of Baltimore. *
         10.2           Lease dated July 21, 1989 by and
                        between Hill Management Services, Inc.
                        and The Carrollton Bank of Baltimore. *
         10.3           Lease dated October 30, 1959 between
                        Arbutus Shopping Plaza, Inc. and The
                        Carrollton Bank of Baltimore, as
                        amended. *
         10.4           Lease dated August 3, 1976 between
                        Arbutus Shopping Plaza, Inc. and The
                        Carrollton Bank of Baltimore. *
         10.5           Lease dated May 20, 1971 by and between
                        Home Mutual Life Insurance Company and
                        The Carrollton Bank of Baltimore. *
         10.6           Lease dated April 17, 1974 by and
                        between Liberty Plaza Enterprises, Inc.
                        and The Carrollton Bank of Baltimore. *
         10.7           Lease dated July 19, 1988 by and
                        between Northway Limited Partnership
                        and The Carrollton Bank of Baltimore. *
         10.8           Lease dated August 11, 1994 by and
                        between Kensington Associates Limited
                        Partnership and Carrollton Bank. **
         10.9           Lease dated October 11, 1994 by and
                        between Ridgeview Associates Limited
                        Partnership and Carrollton Bank. **
         21.1           Subsidiaries of Carrollton Bancorp
           23           Consent of Accountant

-----------------------
* Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

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

CARROLLTON BANCORP

March 22, 2001 By: /s/ ROBERT A. ALTIERI
               -------------------------------------
               Robert A. Altieri
               President and Chief Executive Officer

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

March 22, 2001  By: /s/ ROBERT A. ALTIERI
                -------------------------
                Robert A. Altieri
                President and Chief Executive
                Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

March 22, 2001  By: /s/ RANDALL M. ROBEY
                -------------------------
                Randall M. Robey
                Executive Vice President and
                Treasurer

                BOARD OF DIRECTORS

March 22, 2001  /s/ ROBERT J. AUMILLER
                --------------------------
                Robert J. Aumiller
                Director

March 22, 2001  /s/ STEVEN K. BREEDEN
                --------------------------
                Steven K. Breeden
                Director

March 22, 2001  /s/ ALBERT R. COUNSELMAN
                --------------------------
                Albert R. Counselman
                Director

March 22, 2001  /s/ THELMA T. DALEY
                --------------------------
                Thelma T. Daley
                Director

March 22, 2001  /s/ JOHN P. HAUSWALD
                --------------------------
                John P. Hauswald
                Director

March 22, 2001  /s/ DAVID P. HESSLER
                --------------------------
                David P. Hessler,
                Director

March 22, 2001  /s/ C. EDWARD HOERICHS
                --------------------------
                C. Edward Hoerichs
                Director

March 22, 2001  /s/ HOWARD S. KLEIN
                --------------------------
                Howard S. Klein,
                Director

March 22, 2001  /s/ BEN F. MASON
                --------------------------
                Ben F. Mason
                Director

March 22, 2001  /s/ LEO A. O'DEA
                --------------------------
                Leo A. O'Dea
                Director

March 22, 2001  /s/ JOHN PAUL ROGERS
                --------------------------
                John Paul Rogers
                Director

March 22, 2001  /s/ WILLIAM C. ROGERS, JR.
                --------------------------
                William C. Rogers,
                Director

EXHIBIT INDEX

       EXHIBIT                                                                         SEQUENTIALLY
       NUMBER                                   DESCRIPTION                           NUMBERED PAGE

 ---------------------------------------------------------------------------------------------------

  3(i)                  Articles of Incorporation of Carrollton Bancorp                      *
  3(ii)                 By-Laws of Carrollton Bancorp                                        *
 10.1                   Lease dated January 24, 1989 by and between Hill Management
                        Services, Inc. and The Carrollton Bank of Baltimore.                 *
 10.2                   Lease dated July 21, 1989 by and between Hill Management
                        Services, Inc. and The Carrollton Bank of Baltimore.                 *
 10.3                   Lease dated October 30, 1959 between Arbutus Shopping Plaza,
                        Inc. and The Carrollton Bank of Baltimore, as amended.               *
 10.4                   Lease dated August 3, 1976 between Arbutus Shopping Plaza,
                        Inc. and The Carrollton Bank of Baltimore.                           *
 10.5                   Lease dated May 20, 1971 by and between Home Mutual Life
                        Insurance Company and The Carrollton Bank of Baltimore.              *
 10.6                   Lease dated April 17, 1974 by and between Liberty Plaza
                        Enterprises, Inc. and The Carrollton Bank of Baltimore.              *
 10.7                   Lease dated July 19, 1988 by and between Northway Limited
                        Partnership and The Carrollton Bank of Baltimore.                    *
 10.8                   Lease dated August 11, 1994 by and between Kensington
                        Associates Limited Partnership and Carrollton Bank.                 **
 10.9                   Lease dated October 11, 1994 by and between Ridgeview
                        Associates Limited Partnership and Carrollton Bank.                 **
 21.1                   Subsidiaries of Carrollton Bancorp
 23                     Consent of Accountant

-----------------------
* INCORPORATED BY REFERENCE FROM REGISTRATION STATEMENT DATED JANUARY 12, 1990 ON SEC FORM S-4 (1933 ACT FILE NO.: 33-33027).

** INCORPORATED BY REFERENCE FROM ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 (1934 ACT FILE NO.: 0-23090).