Form 10-Q
period 2001-03-31
CARROLLTON BANCORP
filed 2001-05-08
CIK 859222

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                For the transition period from        to
                                              --------  --------

                         Commission file number 0-23090
                                                -------

                               Carrollton Bancorp
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                MARYLAND                           52-1660951
               ---------------------------------------------------
               (State or other jurisdiction       (IRS Employer
             of incorporation or organization)     Identification No.)

         344 NORTH CHARLES STREET, SUITE 300, BALTIMORE, MARYLAND 21201
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 536-4600
               ---------------------------------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
   has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No
                                                                   --- ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
               2,707,733 common shares outstanding at May 3, 2001
               ---------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Carrollton Bancorp
     and Subsidiary

                                                                        March 31                  December 31
                                                                          2001                        2000
                                                                    -----------------           -----------------
ASSETS
Cash and due from banks                                         $         17,264,465        $         26,249,660
Federal funds sold                                                         1,296,805                     309,168
Investment securities:
      Available for sale                                                 113,882,819                  73,332,186
      Held to maturity                                                        25,000                      50,000
          (approximate market value of $25,000;
           and $50,000)
Loans held for sale                                                          622,577                   1,652,863
Loans, less allowance for loan losses of                                 238,814,637                 273,342,745
      $3,083,229 and $3,024,290
Premises and equipment                                                     7,851,144                   7,888,541
Deferred income taxes                                                              0                     316,436
Accrued interest receivable                                                2,700,639                   2,602,151
Other assets                                                               4,388,119                   2,202,820
                                                                    -----------------           -----------------

                                                                $        386,846,205        $        387,946,570
                                                                    =================           =================


LIABILITES AND SHAREHOLDERS' EQUITY
Deposits
      Noninterest bearing                                       $         37,830,661        $         37,953,473
      Interest-bearing                                                   256,068,569                 254,070,668
                                                                    -----------------           -----------------
          Total deposits                                                 293,899,230                 292,024,141
Federal funds purchased and securities
      sold under agreement to repurchase                                  13,673,860                  12,372,519
Advances from the Federal Home Loan Bank                                  45,000,000                  50,000,000
Notes payable - U.S. Treasury                                                287,061                     984,859
Accrued interest payable                                                     632,833                     698,270
Deferred income taxes                                                        205,020                           0
Accrued income taxes                                                         270,301                      83,392
Other liabilities                                                          1,305,655                   1,301,385
                                                                    -----------------           -----------------
                                                                         355,273,960                 357,464,566
                                                                    -----------------           -----------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share;                                         2,707,733                   2,707,733
      authorized 10,000,000 shares; issued and outstanding
      2,707,733 and 2,707,733 shares
Surplus                                                                   17,090,011                  17,090,011
Retained earnings                                                         10,983,607                  10,722,132
Accumulated other comprehensive income                                       790,894                     (37,872)
                                                                    -----------------           -----------------
                                                                          31,572,245                  30,482,004
                                                                    -----------------           -----------------

                                                                $        386,846,205        $        387,946,570
                                                                    =================           =================

Note: Balances at December 31, 2000 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Carrollton Bancorp
     and Subsidiary

                                                                      QUARTER ENDED MARCH 31
                                                                   2001                    2000
                                                          --------------------   --------------------
INTEREST INCOME
     Interest and fees on loans                           $         5,422,944    $         5,291,124
     Interest and dividends on securities:
         Taxable interest income                                    1,098,036                763,337
         Nontaxable interest income                                    67,659                255,293
         Dividends                                                     31,760                 55,086
     Interest on federal funds sold and
         other interest income                                        209,953                 92,196
                                                          --------------------   --------------------

         Total interest income                                      6,830,352              6,457,036
                                                          --------------------   --------------------

INTEREST EXPENSE
     Deposits                                                       2,963,730              2,501,871
     Borrowings                                                       965,230              1,114,480
                                                          --------------------   --------------------

         Total interest expense                                     3,928,960              3,616,351
                                                          --------------------   --------------------

            Net interest income                                     2,901,392              2,840,685
Provision for loan losses                                             137,500                112,000
                                                          --------------------   --------------------

Net interest income after provision for loan losses                 2,763,892              2,728,685
                                                          --------------------   --------------------


NONINTEREST INCOME
     Service charges on deposit accounts                              285,505                312,001
     Brokerage commissions                                            347,127                308,966
     Other fees and commissions                                     1,301,289              1,180,632
     Security gains, net                                                    0                 53,959
     Gains(losses) on loan sales, net                                (254,324)                15,621
                                                          --------------------   --------------------

         Total noninterest income                                   1,679,597              1,871,179
                                                          --------------------   --------------------


NONINTEREST EXPENSES
     Salaries                                                       1,326,688              1,491,428
     Employee benefits                                                305,033                354,217
     Occupancy                                                        421,114                361,193
     Furniture and equipment                                          331,849                409,786
     Other operating expenses                                       1,315,088              1,485,186
                                                          --------------------   --------------------

         Total noninterest expenses                                 3,699,772              4,101,810
                                                          --------------------   --------------------

Income before income taxes                                            743,717                498,054
Income taxes                                                          238,546                 72,492
                                                          --------------------   --------------------

Net income                                                $           505,171    $           425,562
                                                          ====================   ====================

EARNINGS PER COMMON SHARE
Net income - basic and diluted                            $              0.19    $              0.15
                                                          ====================   ====================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Carrollton Bancorp
     and Subsidiary

                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                 2001                      2000
                                                                            ----------------          ---------------
Cash flows from operating activities
      Interest received                                                $          6,740,647      $         6,129,733
      Fees and commissions received                                               1,975,060                1,710,327
      Interest paid                                                              (3,994,397)              (3,364,059)
      Origination of loans held for sale                                            (95,244)              (6,223,959)
      Proceeds from sale of loans held for sale                                   1,125,531                5,828,571
      Cash paid to suppliers and employees                                       (5,637,910)              (4,062,957)
      Income taxes paid                                                             (51,637)                 (72,492)
                                                                            ----------------          ---------------
                                                                                     62,050                  (54,836)
                                                                            ----------------          ---------------

Cash flows from investing activities
      Proceeds from maturities of securities held to maturity                        25,000                        0
      Proceeds from sales of securities available for sale                                0                  492,239
      Proceeds from maturities of securities available for sale                  27,550,000                  600,000
      Purchase of securites available for sale                                  (66,727,375)                (129,127)
      Loans made, net of principal collected                                     (1,953,398)              (9,568,766)
      Puchase of loans, net of principal collected                                3,284,768               (3,650,238)
      Procceds from the sale of loans                                            32,804,913                        0
      Purchase of premises and equipment                                           (278,452)                (463,147)
                                                                            ----------------          ---------------
                                                                                 (5,294,544)             (12,719,039)
                                                                            ----------------          ---------------

Cash flows from financing activities
      Net increase (decrease) in time deposits                                     (684,958)               1,278,950
      Net increase (decrease) in other deposits                                   2,560,047                2,321,018
      Net increase (decrease) in other borrowed funds                            (4,396,457)                 145,192
      Dividends paid                                                               (243,696)                (235,293)
      Common stock repurchase and retirement                                              0                 (360,168)
                                                                            ----------------          ---------------
                                                                                 (2,765,064)               3,149,699
                                                                            ----------------          ---------------
Net increase (decrease) in cash and cash equivalents                             (7,997,558)              (9,624,176)
Cash and cash equivalents at beginning of year                                   26,558,828               27,635,899
                                                                            ----------------          ---------------
Cash and cash equivalents at March 31                                  $         18,561,270      $        18,011,723
                                                                            ================          ===============

Reconciliation of net income to net cash
provided by operating activites
      Net income                                                       $            505,171      $           425,562

Adjustments to reconcile net income to
net cash provided by operating activites
      Provision for loan losses                                                     137,500                  112,000
      Deprecation and amortization                                                  342,399                  349,664
      Amortization of premiums and discounts                                          8,783                   13,820
      Gains on disposal of securities                                                     0                  (53,959)
      Loans held for sale made, net of principal sold                             1,030,287                 (425,952)
      (Gains)losses on sale of loans loans                                          254,324                  (15,621)

      (Increase) decrease in:
      Accrued interest receivable                                                   (98,488)                (341,123)
      Prepaid income taxes                                                                0                   72,478
      Other assets                                                               (2,235,128)                (167,671)

      Increase (decrease) in:
      Accrued interest payable                                                      (65,437)                 252,293
      Accrued income taxes                                                          186,909                        0
      Other liabilities                                                              (4,270)                (276,327)
                                                                            ----------------          ---------------
                                                                       $             62,050      $           (54,836)
                                                                            ================          ===============

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CARROLLTON BANCORP

                          Quarter ended March 31, 2001

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended March 31, 2001 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2001.

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


For the Three Month Periods Ended:                                      3/31/2001                     3/31/2000
------------------------------------------------------------         -------------                  ------------
Net Income                                                      $         505,171              $        425,562
Other comprehensive income:
       Unrealized gains (losses)during the period                       1,350,221                      (425,446)
       Less:  Adjustment for security gains (losses)                            0                       (53,959)
                                                                     -------------                  ------------
Other comprehensive income, before taxes                                1,350,221                      (479,405)
Income taxes on comprehensive income                                      521,455                      (185,147)
                                                                     -------------                  ------------
Other comprehensive income, after tax                                     828,766                      (294,258)
                                                                     -------------                  ------------
Comprehensive income                                                    1,333,937                       131,304
                                                                     =============                  ============

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

         Carrollton Bancorp reported net income for the first quarter of 2001 of $505,000, or $.19 on a per share basis. For the same period of 2000, net income amounted to $426,000, or $.15 on a per share basis. Interest and fee income on loans increased 2.5% as a result of loan portfolio growth prior to the loan sale, with total interest income increasing 5.8%, and net interest income increasing 2%. Noninterest income, excluding gains/losses on loan and security sales, increased 7.3% compared to the first quarter of 2000. Offsetting the overall increase in income were increased expenses related to fee business lines which have a variable cost component.


Net Interest Income

         Net interest income for the Company on a tax equivalent basis was steady for the first quarter of 2001 compared to 2000 at $3 million. The net yield on average earning assets declined from 3.57% in the first quarter of 2000 to 3.39% in 2001. The decrease in the net yield came principally from the rising funding costs associated with the increased borrowing level and the rising interest rate environment experienced in 2000 which has yet to be fully reversed by the rate changes of the first quarter of 2001.

         Interest income on loans increased 2.5% in the first quarter of 2001 compared to the first quarter of 2000 due to an increase in the loan portfolio prior to a loan sale of $34 million in February 2001. Interest income from investment securities increasd 12% as the portfolio on average increased. The Company emphasized commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

         Interest expense increased $0.3 million to $3.9 million in 2001. Interest expense on deposits increased primarily because of increases in deposits levels, primarily in certficates of deposits, which will begin to reprice in the second quarter of 2001. Deposits grew on average about 10% since March, 2000. As rates on loans and securities decreased in the quarter, market pressure decreased deposit rates. Due to the restructuring of the balance sheet and the loan sale in February 2001 borrowings levels have been reduced and we have been able to reduce the rates on deposits as they reprice.

Provision for Loan Losses

         The provision for loan losses during the first quarter of 2001 was $137,500 compared to $112,000 in 2000. The provision was determined based on management's review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to .59% in the first quarter of 2001 from .36% in the same period of 2000. Net loan losses to average loans increased from .02% to .03% for the same periods.

Noninterest Income

         Noninterest income decreased 10.2% in the first quarter of 2001 compared to 2000. The decrease was largely due to the loan sale which resulted in a loss of $254,000 in the first quarter of 2001. Other components of noninterest income saw a 8% decrease in service charges on deposits, a 12% increase in brokerage commissions, and a 10% increase in ATM fee income. Most of these increases were the result of volume increases in the transaction levels.

         The sales of equity securities classified as available for sale resulted in a gain of $54,000 in the first quarter of 2000. The transaction was undertaken because there was judged to be limited further appreciation potential for this issue.

         Losses on loan sales amounted to $254,000 in the first quarter of 2001 compared to a gain of $16,000 for the same period in 2000, due to a decision to curtail operations in the mortgage subsidiary and to reduce the company's sensitivity to interest rate risk. The company consumated a $34 million loan sale in February 2001, which consisted primarily of long term fixed rate residential mortgage loans, which presented undue interest rate risk to the company in a volatile interest rate market.

Noninterest Expenses

         In the first quarter of 2001, noninterest expenses decreased 9.8% compared to the same period in 2000. Included in the quarter's expenses for 2000 were severance accruals of $110,000 for a reduction in staff. Most increases in expenses related to the overall growth of the Company's assets, operations and transactional lines of business and the direct variable cost of fee based income such as ATM fees. In the second quarter of 2000, management secured cost savings associated with ATM operations which reflect positively in the first quarter of 2001 results.

Income Tax Provision

         The effective tax rate for the Company decreased to 32.1% for the first quarter of 2001 compared to 14.6% for the first quarter of 2000. The company sold a significant portion of its tax-exempt investment portfolio in the second quarter of 2000.

Financial Condition

Summary

         Total assets decreased $1 million to $386.9 million at March 31, 2001 compared to $387.9 million at the end of 2000. Net loans decreased by $35.6 million or 12.9%, due primarily to the loan sale. Cash also decreased as the ATM network reduced cash levels after the holiday shopping period in December.

          Included in other assets is a receivable of $2.4 million which represents funds due the Bank, involving its ATM operations. The funds represent a claim against the service providers, who had subcontracted the cash replenishment service to a company that has subsequently filed for bankruptcy protection. Neither the bank nor its counsel, anticipate any loss on the recieveable. The bank is working with the service providers, and its insurance carriers to fully protect the bank against any loss.

         Most other asset categories besides investments changed only marginally. Deposits grew by 0.6% to $293.9 million and borrowed funds decreased $4.4 million to $59 million. The Company used the proceeds of the loan sale to pay down FHLB borrowings and purchase short term securities.

Investment Securities

         Investment securities increased $40.5 million from December 31, 2000 to March 31, 2001. The Company restructured its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans

         Total gross loans decreased $35.5 million or 12.7% to $242.5 million at March 31, 2001 from the end of 2000. The decrease was due to the sale of $34 million in residential mortgages and other anticipated payoffs of residential loans. The Company had inactivated the Mortgage subsidiary in the first quarter of 2000. The commercial market was very competitive in the period, and certain payoffs were the result of the customer refinancing at a lower rate.

Allowance for Loan Losses

         The allowance for loan losses increased slightly from the end of 2000. The allowance was $3.0 million at December 31, 2000 and $3.1 million at March 31, 2001. The ratio of the allowance to total loans was 1.09% at year end 2000 and 1.27% at the end of the first quarter of 2001. The ratio of net loan losses to average loans outstanding increased to .03% for the first quarter of 2001 from .09% for the year ended December 31, 2000. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to .59% for March 31, 2001 compared to 0.41% at year end 2000.

Funding Sources

         Total deposits at March 31, 2001 increased by $1.9 million to $293.9 million from December 31, 2000. Interest-bearing accounts increased by $2.0 million while non-interest bearing accounts decreased by $0.1 million.

         Federal Home Loan Bank borrowings decreased as some of the proceeds of the loan sales were used to pay down debt. Total borrowings were reduced to $59.0 million at March 31, 2001 compared to $63.4 million at the end of 2000.

Capital

         For the first quarter of 2001, shareholders' equity increased by $1,090,000 compared to December 31, 2000. While earnings for the quarter were in excess of dividends, the company benefited from a net increase in unrealized gains net of tax, on securities classified as available for sale. The company paid shareholders a dividend totalling $244,000 for the first three months of 2001. Net income for the first quarter of 2001 was $505,000. Shareholders' equity to total assets remained strong at 10.2% at March 31, 2001. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased from December 31, as a result of changes in the asset mix to 11.35% and 12.52%, respectively, at March 31, 2001. The Company's leverage ratio for the first three months of 2001 was 7.71%. These ratios exceed regulatory minimums.

Liquidity

         At March 31, 2001, outstanding loan commitments and unused lines of credit for the Company totaled $88 million. Of this total, management places a high probability of required funding within one year on approximately $17 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding. At March 31, 2001 the Company's liquidity has significantly increased, as a result of the loan sale and the Company's efforts to restructure its investment portfolio. The Company, has restructured its investment portfolio so as to provide for funding loan growth, as well as for elimination of higher cost deposits, primarily short term certificates of deposits.

Interest Rate Risk

         Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2001, the Company's liability sensitive position continues from December 31, 2000, however management has and continues to take steps to lock in funding with fixed rate instruments that better match repricings of assets. A liability sensitive position, theoretically, is favorable in a falling rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. However, the net yield on interest earning assets improved in the first quarter of 2001 to 3.39% from 3.06% in the fourth quarter of 2000. Due to the Company's liability sensitive position, the recent rate changes have caused the repricing of funding cost to exceed the repricing of assets. These changes have also allowed a significant restructuring of earning assets as part of the company's program to reduce interest rate risk as well as to improve liquidity and net interest margins. The company constantly works to manage its exposure to interest rate shifts, and minimize the effect on earnings.

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

There is no information to be reported under this item for the quarter ended March 31, 2001.


Item 2.   Changes in Securities

There is no information to be reported under this item for the quarter ended March 31, 2001.


Item 3.   Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended March 31, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 24, 2001. At such meeting, the following matters were addressed, and the related ballots were cast as indicated:

         1.  Election of Directors

             The following nominees were elected as directors of the Company for a three year term expiring at the Annual Meeting of Shareholders in 2004:

                Robert J. Aumiller                            Votes for               2,382,026
                                                              Votes withheld             23,550

                Ben F. Mason                                  Votes for               2,383,024
                                                              Votes withheld             22,552

                Charles E. Moore, Jr.                         Votes for               2,385,318
                                                              Votes withheld             20,258

                John Paul Rogers                              Votes for               2,384,250
                                                              Votes withheld             21,236

             The following remaining directors terms of office continue to the next annual meeting of shareholders indicated.

             Continuing until the 2002 Annual Meeting:

                         Steven K. Breeden
                         Thelma T. Daley
                         Howard S. Klein
                         Leo A. O'Dea


             Continuing until the 2003 Annual Meeting:

                         Albert R. Counselman
                         John P. Hauswald
                         David P. Hessler
                         William C. Rogers, Jr.

         2.  Election of Director Emeritus

             On nomination from the floor, Mr. William McCallister was reelected Director Emeritus of the Company:

                               Votes for               2,405,576
                               Votes withheld                  0

         3. Vote to Approve and Ratify the Acts of Officers & Directors for the past year:

                               Votes for               2,405,576
                               Votes withheld                  0

Item 5.   Other Information

There is no information to be reported under this item for the quarter ended March 31, 2001.

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

                               Carrollton Bancorp
                               ------------------
                               (Registrant)



Date    May 3, 2001              /s/ Robert A. Altieri
        -----------                  -----------------
                               Robert A. Altieri
                               President and Chief Executive Officer


Date    May 3, 2001              /s/ Randall M. Robey
        -----------                  ----------------
                               Randall M. Robey
                               Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

                                                                                   Sequentially
                                                                                     Numbered
Exhibit Number                          Description                                    Page
--------------  ------------------------------------------------------------
    11          Statement Re:  Computation of Per Share Earnings                        14

    27          Financial Data Schedule                                                 15