Form 10-Q
period 2001-06-30
CARROLLTON BANCORP
filed 2001-08-13
CIK 859222

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission file number     0-23090

Carrollton Bancorp

(Exact name of small business issuer as specified in its charter)

MARYLAND	52-1660951

(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

344 North Charles Street, Suite 300, Baltimore, Maryland 21201

(Address of principal executive offices)

(410) 536-4600

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,707,733 common shares outstanding at August 9, 2001

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Carrollton Bancorp
        and Subsidiary

	June 30	December 31
	2001	2000

ASSETS
Cash and due from banks	$18,543,227	$26,249,660
Federal funds sold	6,312,901	309,168
Investment securities:
Available for sale	111,335,595	73,332,186
Held to maturity	25,000	50,000
(approximate market value of $25,000; and $50,000)
Loans held for sale	683,220	1,652,863
Loans, less allowance for loan losses of $3,143,315 and $3,024,290)	224,975,163	273,342,745
Premises and equipment	7,601,651	7,888,541
Accrued interest receivable	2,629,820	2,602,151
Deferred income taxes	0	316,436
Other assets	2,233,050	2,202,820

	$374,339,627	$387,946,570

LIABILITES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$38,287,952	$37,953,473
Interest-bearing	242,056,582	254,070,668

Total deposits	280,344,534	292,024,141

Federal funds purchased and securities sold under agreement to repurchase	12,959,367	12,372,519
Advances from the Federal Home Loan Bank	45,000,000	50,000,000
Notes payable - U.S. Treasury	993,704	984,859
Accrued interest payable	648,161	698,270
Deferred income taxes	349,725	0
Accrued income taxes	470,516	83,392
Other liabilities	1,488,192	1,301,385

	342,254,199	357,464,566

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized authorized 10,000,000 shares; issued and outstanding 2,707,733 and 2,707,733	2,707,733	2,707,733

Surplus	17,090,011	17,090,011
Retained earnings	11,266,805	10,722,132
Accumulated other comprehensive income	1,020,879	(37,872)

	32,085,428	30,482,004

	$374,339,627	$387,946,570

Note:  Balances at December 31, 2000 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Carrollton Bancorp
   and Subsidiary

	Quarter Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

INTEREST INCOME
Interest and fees on loans	$4,484,756	$5,477,063	$9,907,700	$10,768,188
Interest and dividends on securities:
Taxable interest income	1,354,021	697,278	2,452,057	1,460,615
Nontaxable interest income	67,557	164,357	135,216	419,650
Dividends	31,567	30,528	63,327	85,614
Interest on federal funds sold and
other interest income	165,599	95,081	375,552	187,277

Total interest income	6,103,500	6,464,307	12,933,852	12,921,344

INTEREST EXPENSE
Deposits	2,481,492	2,578,444	5,445,223	5,080,315
Other	885,547	1,164,830	1,850,776	2,279,310

Total interest expense	3,367,039	3,743,274	7,295,999	7,359,625

Net interest income	2,736,461	2,721,033	5,637,853	5,561,719
Provision for loan losses	137,500	112,000	275,000	224,000

Net interest income after provision for loan losses	2,598,961	2,609,033	5,362,853	5,337,719

NON-INTEREST INCOME
Service charges on deposit accounts	291,308	299,607	576,813	611,608
Brokerage commissions	218,988	273,221	566,115	582,187
Other fees and commissions	1,512,431	1,293,769	2,813,720	2,474,400
Gains on security sales	0	70,207	0	124,166
Gains (loss) on loan sales	(85)	0	(254,409)	15,621

Total non-interest income	2,022,642	1,936,804	3,702,239	3,807,982

NON-INTEREST EXPENSES
Salaries	1,247,994	1,323,199	2,574,682	2,814,626
Employee benefits	269,686	299,577	574,719	653,794
Occupancy	412,063	429,118	833,177	790,312
Furniture and equipment	469,873	432,101	801,722	841,886
Other operating expenses	1,494,427	1,448,068	2,809,514	2,933,253

Total non-interest expenses	3,894,043	3,932,063	7,593,814	8,033,871

Income before taxes	727,560	613,774	1,471,278	1,111,830
Income taxes	200,666	152,924	439,213	225,416

Net income	$526,894	$460,850	$1,032,065	$886,414

EARNINGS PER COMMON SHARE
Net income - basic and diluted	$0.19	$0.17	$0.38	$0.32

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Carrollton Bancorp
   and Subsidiary

	Six Months Ended June 30
	2001	2000

Cash flows from operating activities
Interest received	$12,943,089	$12,887,615
Fees and commissions received	3,586,081	3,491,122
Interest paid	(7,346,108)	(7,194,415)
Origination of loans held for sale, net of principal reduction	(156,645)	216,248
Proceeds from sale of loans held for sale	1,126,288	0
Cash paid to suppliers and employees	(6,349,254)	(6,654,568)
Income taxes paid	(52,038)	(39,270)

	3,751,413	2,706,732

Cash flows from investing activities
Proceeds from maturities of securities held to maturity	25,000	0
Proceeds from sales of securities available for sale	3,250,000	14,568,018
Proceeds from maturities of securities available for sale	55,796,760	600,000
Purchase of securites available for sale	(95,362,163)	(129,127)
Loans made, net of principal collected	4,921,559	(20,212,187)
Puchase of loans, net of principal collected	7,621,650	(6,015,200)
Proceeds from sale of loans	35,294,964	5,828,571
Purchase of premises and equipment	(430,577)	(474,839)

	11,117,193	(5,834,764)

Cash flows from financing activities
Net increase (decrease) in time deposits	(11,993,962)	5,740,616
Net increase (decrease) in other deposits	314,355	573,223
Net increase (decrease) in other borrowed funds	(4,404,307)	(9,423,740)
Dividends paid	(487,392)	(482,422)
Common stock repurchase and retirement	0	(556,758)

	(16,571,306)	(4,149,081)

Net increase (decrease) in cash and cash equivalents	(1,702,700)	(7,277,113)
Cash and cash equivalents at beginning of year	26,558,828	27,635,899

Cash and cash equivalents at June 30	$24,856,128	$20,358,786

Reconciliation of net income to net cash provided by operating activities
Net income	$1,032,065	$886,414

Adjustments to reconcile net income to net cash provided by operating activites
Provision for loan losses	275,000	224,000
Deprecation and amortization	752,401	699,151
Amortization of premiums and discounts	36,906	22,659
Gains on disposal of securities	0	(124,166)
Loans held for sale made, net of principal reductions	969,643	216,248
(Gains) losses on sale of loans	254,409	(15,621)

(Increase) decrease in:
Accrued interest receivable	(27,669)	(56,388)
Prepaid income taxes	0	186,146
Other assets	(65,164)	267,553

Increase (decrease) in:
Accrued interest payable	(50,109)	165,210
Accrued income taxes	387,124	0
Other liabilities	186,807	235,526

	$3,751,413	$2,706,732

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CARROLLTON BANCORP

Quarter ended June 30, 2001

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended June 30, 2001 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2001.

Note A — Comprehensive Income

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

For the Six Month Periods Ended:	June 30, 2001	June 30, 2000

Net Income	$1,032,065	$886,414
Other comprehensive income:
Unrealized gains (losses) during the period	1,724,912	64,974
Less: Adjustment for security gains (losses)	0	(124,166)

Other comprehensive income, before taxes	1,724,912	(59,192)
Income taxes on comprehensive income	666,161	(22,860)

Other comprehensive income, after tax	1,058,751	(36,332)

Comprehensive income	$2,090,816	$850,082

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

                Carrollton Bancorp reported net income for the first half of 2001 of $1,032,000, or $.38 on a per share basis. For the same period of 2000, net income amounted to $886,000, or $.32 on a per share basis. Net income for the second quarter was $527,000, or $.19 on a per share basis, compared to $461,000, or $.17 on a per share basis for the same period in 2000.  Interest and fee income on loans decreased 18% and 8% respectively from the comparable quarter and six month periods of 2000 as a result of loan sales totalling $37 million.  Total interest income increased .01% for the six month period, while decreasing 5.6% for the quarter compared to 2000.  Net interest income increased .6% and 1.4% over the comparable quarter and six month periods of 2000.  Non-interest income, excluding gains (losses) on loan and security sales, increased 8.4% compared to the second quarter of 2000, and 7.9% compared to the first six months of 2000.  While overall expenses decreased for both the comparable quarter and six month periods, the 2000 expenses included $110,000 in severence costs during the first quarter and $72,000 of branch closing expenses in the second quarter.

Net Interest Income

                Net interest income for the Company increased $0.1 million to $5.6 million for the first half of 2001 compared to 2000.  The net yield on average earning assets on a tax equivalent basis declined from 3.37% in the first half of 2000 to 3.33% in 2001. The decrease in the net yield came principally from the decline in interest rates on variable rate loans along with the sale of fixed rate loans with the reinvestment in short term investment securities at current market rates.

                Interest income on loans decreased 8% in the first half of 2001 compared to the first half of 2000, and 18% for the quarter due to the $37 million loan sales. Interest income from investment securities increased 35% as the portfolio on average increased 38% as result of the loan sale with subsequent reinvestment of the funds in investment securites. The Company emphasized commercial loan production, which has been funded by the procceds of the loan sale, and run off of fixed rate loans in the declining rate environment.

                Interest expense for the quarter decreased $.4 million to $3.4 million, with interest expense for the six month period decreasing $.1 million to $7.3 million in 2001. Interest expense on deposits decreased primarily because of decreases in market interest rates. Interest bearing deposits declined $12.0 million, or 4.7% since December 31, 2000.  Just as rates on loans and securities decreased, market pressure decreased deposit and borrowing rates as well. The cost of interest bearing funds decreased to 4.65% in the first half of 2001 from 4.91% in the first half of 2000.

Provision for Loan Losses

                The provision for loan losses during the first half of 2001 was $275,000 compared to $224,000 in 2000. The provision was determined based on management's review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to .71% in the first half of 2001 from .55% in the same period of 2000. Net loan losses to average loans increased from .03% to .06% for the same periods, in part due to the loan portfolio decreasing 18% as a result of the loan sales and fixed rate loan runoff.

Non-interest Income

                Non-interest income, excluding securities gains and loan sales, increased 7.9% in the first half of 2001 compared to 2000. This increase was largely due to an increase in Point of Sale based income which saw a 71% increase over the first half of 2000.  Other components of other income saw a 6% decrease in service charges on deposits, and a 2.7% decrease in brokerage commissions.

                Management has determined the relationship with the Target department stores, in which the Bank provided ATM services to Target stores in the Maryland, Virginia, Pennsylvania, and Delaware, was no longer in the best interest of the Company.  As such, the Company exercised its option to terminate the relationship as of July 19, 2001, the end of the current contract term.  The Company has removed its ATMs from the fifty-five Target stores, and will hold them in inventory until they can be redeployed in its relationship with Wal-Mart and Sam's Clubs in the Maryland, Virginia, and West Virginia marketplace.

                The sales of securities classified as available for sale resulted in a gain of $124,000 in the first half of 2000, while there were no security gains or losses in 2001. The transaction were undertaken because there was judged to be limited further appreciation potential for these issues as well as a decision to reduce interest rate risk and increase liquidity, which has been a significant factor in the Company's focus and direction.

                Gains on loan sales amounted to $16,000 in the first half of 2000 compared to a loss of $254,000 for the same period in 2001.  The $37 million of loan sales in 2001 were initiated by the Company to restructure its balance sheet to reduce its exposure to interest rate risk as well as to improve liquidity while reducing dependence on higher cost funding.  During the first half of 2000 the Company inactivated the mortgage subsidiary of Carrollton Bank, which was the principal originator of residential mortgages for the Company.  The subsidiary continues to service the loans in its portfolio.

Non-Interest Expenses

                In the first half of 2001, non-interest expenses decreased 5.5% compared to the same period in 2000. Included in the expenses for the first half of 2000 were severance accruals of $110,000 for reductions in staff and $72,000 of expense associated with the closing of a branch office. The Company has been able to reduce the overall variable cost component of its offsite ATM Network. Management has accelerated its write-down of its ATM network after an analysis of the economic life of the network.

Income Tax Provision

                The effective tax rate for the Company increased to 29.8% for the first half of 2001 compared to 20.3% for the first half of 2000.  The Company sold a large portion of its municipal security portfolio throughout 2000.

Financial Condition

Summary

                Total assets decreased $13.6 million to $374.3 million at June 30, 2001 compared to $387.9 million at the end of 2000. Loans decreased by $49.2million or 18%, primarily due to loan sales. Cash decreased as the ATM network reduced cash levels after the holiday shopping period in December.  Most other asset categories, excluding investments as noted below, changed only marginally.  Deposits declined by 4% to $280.3 million and borrowed funds decreased to $59 million. The Company used the proceeds of loan sales to pay down FHLB borrowings, repay maturing higher rate deposits, and provide additional liquidity.

                Included in other assets is a receivable of $.5 million which represents funds due the Bank, involving its ATM operations.  The funds represent a claim against the service provider, who had subcontracted the cash replenishment service to a company that has subsequently filed for bankruptcy protection.  Neither the bank nor its counsel, anticipate any loss on the recieveable.  The Company has initiated legal action against the service provider, and is working with the insurance carrier to fully protect the bank against any loss.

Investment Securities

                Investment securities increased $38.0 million from December 31, 2000 to $111.4 million at June 30, 2001. The Company has restructured its investment portfolio to be less rate sensitive, while providing for greater liquidity to meet funding demands in the future.

Loans

                Total gross loans decreased $49.2 million or 18% to $228.8 million at June 30, 2001 from the end of 2000, as a result of the $37 million in residential loan sales. The commercial market was very competitive during the period, in which certain payoffs were the result of customers refinancing at lower rates.  The Company still experienced strong commercial loan demand.  The Company has seen significant payoffs of existing equity lines and loans as customers seek to refinance debt while rates are depressed.

Allowance for Loan Losses

                The allowance for loan losses increased 3.9% from the end of 2000.The allowance was $3.0 million at December 31, 2000 and $3.1 million at June 30, 2001. The ratio of the allowance to total loans was 1.09% at year end 2000 and 1.37% at June 30, 2001. The ratio of net loan losses to average loans outstanding decreased slightly to .06% for the first half of 2001 from .09% for the year ended December 31, 2000. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to .71% for June 30, 2001 compared to 0.41% at December 31, 2000.

Funding Sources

                Total deposits at June 30, 2001 decreased by $11.7 million to $280.3 million from December 31, 2000. Interest-bearing accounts decreased by $12.0million while non-interest bearing accounts increased by $.3 million.

                Federal Home Loan Bank borrowings decreased as some of the proceeds of the loan sale were used to pay down debt. Total borrowings were reduced $4.4 million to $59.0 million at June 30, 2001 compared to $63.4 million at the end of 2000.

Capital

                For the first half of 2001, shareholders' equity increased by $1,603,000 compared to December 31, 2000. The increase was due to comprehensive income of $2,090,000 less dividends paid to shareholders totalling $487,000. Shareholders' equity to total assets remained strong at 8.6% at June 30, 2001. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased as a result of changes in the asset mix to 12.06% and 13.31%, respectively, at June 30, 2001. The Company's leverage ratio for the first six months of 2001 was 7.85%. These ratios exceed regulatory minimums.

Liquidity

                At June 30, 2001, outstanding loan commitments and unused lines of credit for the Company totaled $101 million. Of this total, management places a high probability of required funding within one year on approximately $16 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.  At June 30, 2001 the Company's liquidity continues to improve. During the first half of 2001 the Company sold $37 million of residential loans, primarily long term financing instruments as part of its long term plan to reduce interest rate risk, while enhancing liquidity and long term profitability.

Interest Rate Risk

                Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2001, the Company's liability sensitive position continues from December 31, 2000, however management has taking steps to lock in funding with fixed rate instruments that better match repricings of assets.  Additionally, management has reduced the Company's holdings of long term fixed rate investment securities, which presented unnecessary interest rate risk. A liability sensitive position, theoretically, is favorable in a declining rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. The net yield on interest earning assets improved in the first half of 2001 to 3.33% from 3.06% in the fourth quarter of 2000.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

                During the quarter ended June 30, 2001, the Company brought legal action against Fujitsu-ICL. Systems Inc. seeking recovery of $472,480.  This represents funds held by a subcontractor of Fujistu-ICL Systems, Inc. which was the party providor of ATM replenishment services for the Company.  While the subcontractor has filed for bankruptcy protection from its creditors, the Company's claim is against Fujistu-ICL Systems, Inc..  The subcontractor provided armoured car services for Fujistu-ICL Systems Inc. in connection with the ATM maintenance services Fujitsu-ICL Systems, Inc. offered.  Neither, the Company, nor it's legal counsel, anticipate any loss on this matter.  Management, is also working, with its insurance carrier to assure the maximum protection available to the Company for the exposure.  As of quarter end, this amount is classified in Other Assets on the Company's balance sheet.

Item 2.   Changes in Securities

There is no information to be reported under this item for the quarter ended June 30, 2001.

Item 3.   Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended June 30, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended June 30, 2001.

Item 5.   Other Information

There is no information to be reported under this item for the quarter ended June 30, 2001.

Item 6.   Exhibits and Reports on Form 8-K

                (a)   Exhibit 11- Statement re: Computation of per share earnings

                (b)   There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, theregistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Carrollton Bancorp

(Registrant)

Date	August 9, 2001	/s/	Robert A. Altieri

Robert A. Altieri President and Chief Executive Officer

Date	August 9, 2001	/s/	Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered
		Page
11	Statement Re: Computation of Per Share Earnings	14