Form 10-Q
period 2001-09-30
CARROLLTON BANCORP
filed 2001-11-09
CIK 859222

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ______________________  to  ______________________

Commission file number     0-23090

Carrollton Bancorp
(Exact name of issuer as specified in its charter)

MARYLAND	52-1660951
(State or other jurisdiction of incorporation or organization)	(IRS EmployerIdentification No.)

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

2,707,733 common shares outstanding at November 1, 2001

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Carrollton Bancorp

and Subsidiary

	September 30 2001	December 31 2000
ASSETS
Cash and due from banks	$19,287,356	$26,249,660
Federal funds sold	568,735	309,168
Investment securities:
Available for sale	109,029,514	73,332,186
Held to maturity (approximate market value of $25,000,and $50,000)	25,000	50,000
Loans held for sale	352,519	1,652,863
Loans, less allowance for loan losses of $3,221,678, and $3,024,290)	223,629,652	273,342,745
Premises and equipment	7,211,548	7,888,541
Accrued interest receivable	2,438,132	2,602,151
Deferred income taxes	0	316,436
Other assets	2,413,365	2,202,820

	$364,955,821	$387,946,570

LIABILITES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$36,617,752	$37,953,473
Interest-bearing	233,616,987	254,070,668
Total deposits	270,234,739	292,024,141
Federal funds purchased and securities sold under agreement to repurchase	12,544,704	12,372,519
Advances from the Federal Home Loan Bank	45,000,000	50,000,000
Notes payable - U.S. Treasury	1,412,045	984,859
Accrued interest payable	724,534	698,270
Deferred income taxes	626,404	0
Accrued income taxes	206,174	83,392
Other Liabilities	1,380,624	1,301,385
	332,129,224	357,464,566

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,707,733; and 2,707,733	2,707,733	2,707,733
Surplus	17,090,011	17,090,011
Retained earnings	11,568,239	10,722,132
Accumulated other comprehensive income	1,460,614	(37,872)
	32,826,597	30,482,004

	$364,955,821	$387,946,570

Note:  Balances at December 31, 2000 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Carrollton Bancorp

and Subsidiary

	Quarter Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
INTEREST INCOME
Interest and fees on loans	$4,293,096	$5,664,551	$14,200,796	$16,432,739
Interest and dividends on securities:
Taxable interest income	1,160,518	722,922	3,612,575	2,183,537
Nontaxable interest income	67,409	100,269	202,626	519,919
Dividends	32,177	29,242	95,504	114,856
Interest on federal funds sold and other interest income	184,748	356,524	560,300	543,801

Total interest income	5,737,948	6,873,508	18,671,801	19,794,852

INTEREST EXPENSE
Deposits	2,163,591	3,106,565	7,608,814	8,186,880
Other	857,076	1,152,415	2,707,853	3,431,725

Total interest expense	3,020,667	4,258,980	10,316,667	11,618,605

Net interest income	2,717,281	2,614,528	8,355,134	8,176,247
Provision for loan losses	137,500	112,000	412,500	336,000

Net interest income after provision for loan losses	2,579,781	2,502,528	7,942,634	7,840,247

NONINTEREST INCOME
Service charges on deposit accounts	283,484	293,218	860,297	904,826
Brokerage commissions	265,648	386,157	831,763	968,344
Other fees and commissions	1,314,564	1,348,729	4,128,283	3,823,129
Gains (loss) on security sales	(2,725)	(49,730)	(2,725)	74,436
Gains (loss) on loan sales	0	0	(254,409)	15,621

Total noninterest income	1,860,971	1,978,374	5,563,209	5,786,356

NONINTEREST EXPENSES
Salaries	1,364,285	1,305,144	3,938,966	4,119,771
Employee benefits	255,560	293,575	830,278	947,369
Occupancy	377,306	344,397	1,210,483	1,134,709
Furniture and equipment	512,041	412,515	1,313,762	1,254,400
Other operating expenses	1,150,963	1,499,968	3,960,480	4,433,321

Total noninterest expenses	3,660,155	3,855,599	11,253,969	11,889,570

Income before taxes	780,597	625,303	2,251,874	1,737,033
Income taxes	235,467	176,753	674,679	402,069

Net income	$545,130	$448,550	$1,577,195	$1,334,964

EARNINGS PER COMMON SHARE
Net income - basic and diluted	$0.20	$0.16	$0.58	$0.49

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Carrollton Bancorp

and Subsidiary

	Nine Months Ended September 30
	2001	2000
Cash flows from operating activities
Interest received	$18,942,319	$19,603,461
Fees and commissions received	5,240,946	5,771,925
Interest paid	(10,290,403)	(11,271,433)
Origination of loans held for sale, net of principal reduction	174,056	282,989
Proceeds from sale of loans held for sale	1,126,288	0
Cash paid to suppliers and employees	(9,692,402)	(11,198,333)
Income taxes paid	(551,847)	(52,140)
	4,948,957	3,136,469

Cash flows from investing activities
Proceeds from maturities of securities held to maturity	25,000	0
Proceeds from sales of securities available for sale	3,298,320	21,389,849
Proceeds from maturities of securities available for sale	94,033,629	600,000
Purchase of securities available for sale	(130,697,175)	(6,329,127)
Loans made, net of principal collected	1,390,771	(18,234,132)
Purchase of loans, net of principal collected	12,360,449	(6,596,044)
Proceeds from sale of loans	35,294,964	5,828,571
Purchase of premises and equipment	(436,533)	(631,072)
	15,269,425	(3,971,955)

Cash flows from financing activities
Net increase (decrease) in time deposits	(16,430,503)	27,301,183
Net increase (decrease) in other deposits	(5,358,899)	(2,019,266)
Net increase (decrease) in other borrowed funds	(4,400,629)	(16,527,582)
Dividends paid	(731,088)	(727,817)
Common stock repurchase and retirement	0	(996,009)
	(26,921,119)	7,030,509
Net increase (decrease) in cash and cash equivalents	(6,702,737)	6,195,023
Cash and cash equivalents at beginning of year	26,558,828	27,635,899
Cash and cash equivalents at September 30	$19,856,091	$33,830,922

Reconciliation of net income to net cash provided by operating activities
Net income	$1,577,195	$1,334,964

Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	412,500	336,000
Deprecation and amortization	1,176,435	1,041,341
Amortization of premiums and discounts	106,499	30,404
(Gains) losses on disposal of securities	2,725	(74,436)
Loans held for sale made, net of principal reductions	1,300,344	282,989
(Gains) losses on sale of loans	254,409	(15,621)

(Increase) decrease in:
Accrued interest receivable	164,019	(221,796)
Prepaid income taxes	0	503,941
Other assets	(273,454)	(743,163)

Increase (decrease) in:
Accrued interest payable	26,264	347,172
Accrued income taxes	122,782	0
Other liabilities	79,239	314,674
	$4,948,957	$3,136,469

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CARROLLTON BANCORP

Quarter ended September 30, 2001

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended September 30, 2001 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2001.

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

For the Nine Month Periods Ended:	September 30, 2001	September 30, 2000
Net Income	$1,577,195	$1,334,964
Other comprehensive income:
Unrealized gains (losses) during the period	2,438,606	705,252
Less: Adjustment for security (gains) losses	2,725	(74,436)
Other comprehensive income, before taxes	2,441,331	630,816
Income taxes on comprehensive income	942,845	243,620
Other comprehensive income, after tax	1,498,486	387,196
Comprehensive income	3,075,681	1,722,160

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS  OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

         Carrollton Bancorp reported net income for the first nine months of 2001 of $1,577,000, or $.58 on a per share basis. For the same period of 2000, net income amounted to $1,335,000, or $.49 on a per share basis. Net income for the third quarter of 2001 was $545,000, or $.20 on a per share basis, compared to $449,000, or $.16 on a per share basis for the same period in 2000.  Interest and fee income on loans decreased 24% and 13% respectively from the comparable quarter and nine month periods of 2000 as a result of loan sales totalling $37 million and prevailing rate reductions.  Total interest income decreased 5.7% for the nine month period, while decreasing 16.5% for the quarter compared to 2000.  Net interest income increased 3.9% and 2.2% over the comparable quarter and nine month periods of 2000.

         Non-interest income, excluding gains (losses) on loan and security sales, decreased 8.1% compared to the third quarter of 2000, and increased 2.2% compared to the first nine months of 2000.  While overall expenses decreased for both the comparable quarter and nine month periods, the 2000 expenses included $110,000 in severence costs during the first quarter and $72,000 of branch closing expenses in the second quarter.

Net Interest Income

         Net interest income for the Company increased $0.2 million to $8.4 million for the first nine months of 2001 compared to 2000.  The net yield on average earning assets on a tax equivalent basis increased from 3.30% in the first nine months of 2000 to 3.33% in 2001. The increase in the net yield came as a result of reductions in funding costs exceeding the decline in interest rates on variable rate loans, as well as the sale of fixed rate loans with the re-investment in short term investment securities at current market rates.

         Interest income on loans decreased 14% in the first nine months of 2001 compared to 2000, and 24% for the quarter due to the combined impact of the $37 million loan sales and the prevailing rate reductions.  Interest income from investment securities increased 48% for the quarter, and 39% for the nine month period as the portfolio on average increased as result of the loan sale with subsequent reinvestment of the funds in investment securites.  The Company emphasized commercial loan production, which has been funded by the proceeds of the loan sale, and run off of fixed rate loans in the declining rate environment.

         Interest expense for the quarter decreased $1.2 million to $3.0 million, with interest expense for the nine month period decreasing $1.3 million to $10.3 million in 2001.  Interest expense on deposits decreased primarily because of decreases in market interest rates. Interest bearing deposits declined $20.4 million, or 8.1% since December 31, 2000.  Just as rates on loans and securities decreased, market pressure decreased deposit and borrowing rates as well. The cost of interest bearing funds decreased to 4.47% in the nine months of 2001 from 5.06% in 2000.

Provision for Loan Losses

         The provision for loan losses during the first nine months of 2001 was $412,500 compared to $336,000 in 2000. The provision was determined based on management's review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to .69% as of September 30, 2001 from .63% as of September 30, 2000. Net loan losses to average loans increased to .09% compared .08% for the same nine month period of 2000, in part due to the loan portfolio decreasing 12% as a result of the loan sales and fixed rate loan runoff.

Non-Interest Income

         Non-interest income, excluding securities gains and loan sales, decreased 8.1% in the third quarter of 2001 compared to 2000. This decrease was largely due to a decrease in ATM Convenience Fee income, associated with the Company's decision to discontiue its ATM services realtionship with Target Stores in July of 2001.  Other components of other income saw a 4.9% decrease in service charges on deposits, and a 14.1% decrease in brokerage commissions during the first nine months of 2001 compared to 2000.

         Management determined the relationship with the Target department stores, in which the Bank provided ATM services to Target stores in the Maryland, Virginia, Pennsylvania, and Delaware, was no longer in the best interest of the Company.  The Company exercised its option to terminate the relationship as of July 19, 2001, the end of the existing contract term.  The Company removed its ATMs from the fifty-five Target stores, and will hold them in inventory until they can be redeployed in its relationship with Wal-Mart and Sam's Clubs in the Maryland, Virginia, and West Virginia marketplace.

         The sales of securities classified as available for sale resulted in a gain of $74,000 in the first nine months of 2000, compared to a $3,000 loss in 2001. The transaction were undertaken because there was judged to be limited further appreciation potential for these issues as well as a decision to reduce interest rate risk and increase liquidity, which has been a significant factor in the Company's focus and direction.

         Gains on loan sales amounted to $16,000 in the first nine months of 2000 compared to a loss of $254,000 for the same period in 2001.  The $37 million of loan sales in 2001 were initiated by the Company to restructure its balance sheet to reduce its exposure to interest rate risk as well as to improve liquidity while reducing dependence on higher cost funding.  During the first nine months of 2000 the Company inactivated the mortgage subsidiary of Carrollton Bank, which was the principal originator of residential mortgages for the Company.  The subsidiary continues to service the loans in its portfolio.

Non-Interest Expenses

         In the first nine months of 2001, non-interest expenses decreased 5.4% compared to the same period in 2000. Included in the expenses for the first nine months of 2000 were severance accruals of $110,000 for reductions in staff and $72,000 of expense associated with the closing of a branch office. The Company has been able to reduce the overall variable cost component of its offsite ATM Network. Management has accelerated the deprecation of its ATM network after an analysis of the economic life of the network.

Income Tax Provision

         The effective tax rate for the Company increased to 30.0% for the first nine months of 2001 compared to 23.1% for 2000.  The Company sold a large portion of its municipal security portfolio throughout 2000.

Financial Condition

Summary

         Total assets decreased $22.9 million to $365.0 million at September 30, 2001 compared to $387.9 million at the end of 2000. Loans decreased by $50.8 million or 18.3%, primarily due to loan sales. Cash decreased as the ATM network reduced cash levels after the holiday shopping period in December and the ATMs associated with the Target Stores were warehoused.  Most other asset categories, excluding investments as noted below, changed only marginally.  Deposits declined by 7.5% to $270.2 million and borrowed funds decreased to $59 million. The Company used the proceeds of loan sales to pay down FHLB borrowings, repay maturing higher rate deposits, and provide additional liquidity.

          Included in other assets is a receivable of $.5 million which represents funds due the Bank, involving its ATM operations.  The funds represent a claim against the service provider, who had subcontracted the cash replenishment service to a company that has subsequently filed for bankruptcy protection.  Neither the bank nor its counsel, anticipate any loss on the receivable.  The Company has initiated legal action against the service provider, and is working with the insurance carrier to fully protect the bank against any loss.

Investment Securities

         Investment securities increased $35.7 million from December 31, 2000 to $109.1 million at September 30, 2001. The Company has restructured its investment portfolio to be less rate sensitive, while providing for greater liquidity to meet funding demands in the future.

Loans

         Total gross loans decreased $50.8 million or 18.3% to $227.2 million at September 30, 2001 from the end of 2000, as a result of the $37 million in residential loan sales.  The commercial market was very competitive during the period, in which certain payoffs were the result of customers refinancing at lower rates.  The Company still experienced strong commercial loan demand.  The Company has seen significant payoffs of existing equity lines and loans as customers seek to refinance debt while rates are depressed.

Allowance for Loan Losses

         The allowance for loan losses increased 6.5% from the end of 2000.  The allowance was $3.0 million at December 31, 2000 and $3.2 million at September 30, 2001. The ratio of the allowance to total loans was 1.09% at year end 2000 and 1.42% at September 30, 2001. The ratio of net loan losses to average loans outstanding remained at .09% for the first nine months of 2001 compared to .09% for the year ended December 31, 2000. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to .69% at September 30, 2001 compared to 0.41% at December 31, 2000.

Funding Sources

         Total deposits at September 30, 2001 decreased by $21.8 million to $270.2 million from December 31, 2000. Interest-bearing accounts decreased by $20.5 million while non-interest bearing accounts decreased by $1.3 million.  The Company used a portion of the proceeds of the loan sales to repay maturing higher rate deposits.

         Federal Home Loan Bank borrowings decreased as some of the proceeds of the loan sale were used to pay down debt. Total borrowings were reduced $4.4 million to $59.0 million at September 30, 2001 compared to $63.4 million at the end of 2000.

Capital

         For the first nine months of 2001, shareholders' equity increased by $2,345,000 compared to December 31, 2000. The increase was due to comprehensive income of $3,076,000 less dividends paid to shareholders totalling $731,000.  Shareholders' equity to total assets remained strong at 9.0% at September 30, 2001. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased as a result of changes in the asset mix to 12.24% and 13.49%, respectively, at September 30, 2001. The Company's leverage ratio for the first nine months of 2001 was 8.20%. These ratios exceed regulatory minimums.

Liquidity

         At September 30, 2001, outstanding loan commitments and unused lines of credit for the Company totaled $101 million. Of this total, management places a high probability of required funding within one year on approximately $18 million The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.  At September 30, 2001 the Company's liquidity continues to improve. During the first nine months of 2001 the Company sold $37 million of residential loans, primarily long term financing instruments as part of its long term plan to reduce interest rate risk, while enhancing liquidity and long term profitability.

Interest Rate Risk

         Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2001, the Company's liability sensitive position continues from December 31, 2000, however management has taking steps to lock in funding with fixed rate instruments that better match repricings of assets.  Additionally, management has reduced the Company's holdings of long term fixed rate investment securities, which presented unnecessary interest rate risk.  A liability sensitive position, theoretically, is favorable in a declining rate environment since more liabilities than assets will reprice in a given time frame as interest rates fall. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates. The net yield on interest earning assets improved in the first nine months of 2001 to 3.33% from 3.06% in the fourth quarter of 2000.

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

         During the nine months ended September 30, 2001, the Company brought legal action against Fujitsu-ICL. Systems Inc. seeking recovery of $472,480.  This represents funds held by a subcontractor of Fujistu-ICL Systems, Inc. which was the party providor of ATM replenishment services for the Company.  While the subcontractor has filed for bankruptcy protection from its creditors, the Company's claim is against Fujistu-ICL Systems, Inc.  The subcontractor provided armoured car services for Fujistu-ICL Systems. Inc. in connection with the ATM maintenance services Fujitsu-ICL Systems, Inc. offered.  Neither the Company, nor its legal counsel, anticipate any loss on this matter.  Management is also working with its insurance carrier to assure the maximum protection available to the Company from the exposure.  As of quarter end, this amount is classified in Other Assets on the Company's balance sheet.

Item 2.   Changes in Securities

There is no information to be reported under this item for the quarter ended September 30, 2001.

Item 3.   Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended September 30, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended September 30, 2001.

Item 5.  Other Information

There is no information to be reported under this item for the quarter ended September 30, 2001.

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

Carrollton Bancorp
(Registrant)

Date October 26, 2001	/s/ Robert A. Altieri
Robert A. Altieri
President and Chief Executive Officer

Date October 26, 2001	/s/ Randall M. Robey
Randall M. Robey
Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

11	Statement Re: Computation of Per Share Earnings	14