Form 10-K405
period 2001-12-31
CARROLLTON BANCORP
filed 2002-03-21
CIK 859222

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2001

Commission file number: 0-23090

Carrollton Bancorp (Name of Issuer in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-1660951 (I.R.S. Employer Identification No.)
344 North Charles Street, Suite 300 Baltimore, Maryland (Address of Principal Executive Offices)	21201-4301 (Zip Code)
(410) 536-4600 (Issuer's Telephone Number)
Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class None	Name of Each Exchange on Which Registered None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes  ☒              No  ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Issuer's revenues for its most recent fiscal year. $30,989,068.

As of February 26, 2002, the aggregate market value of the voting stock held by non-directors and executive officers: $27,035,472.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,700,337 shares as of March 8 2002.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

  General. – Carrollton Bancorp (the "Company") is a bank holding company registered as such under the Bank Holding Company Act of 1956, as amended, and was organized on January 11, 1990. Carrollton Bank (the "Bank") is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business.

  Service Area. – The service area for the Bank is defined principally by geographic area. The Bank's eleven bank branches are located in Baltimore City, Baltimore County and Anne Arundel County, Maryland. The Bank attracts deposits and generates loan activity throughout this area primarily through its branch network. In addition, the Bank has made loans in Harford County, Howard County and Prince George's County, Maryland, and in southern Pennsylvania. The Bank also has deposit customers who live in Harford County and Howard County, Maryland. The Bank also operates an ATM network of 130 machines in Maryland, Virginia, West Virginia, and Delaware. The Bank also sponsors national retailers in various electronic networks operating as regional switches for electronic transactions throughout the country.

  Description of Services. – The Bank provides a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to consumers and business principals.

  The following is a partial listing of the types of services and products which the Bank offers:

  •
  Commercial loans for businesses, including those for working capital purposes, equipment purchases and accounts receivable and inventory financing.

  •
  Commercial and residential real estate loans for acquisition, refinancing and construction.

  •
  Selected consumer loans including automobile loans, home equity loans and lines of credit.

  •
  Loans guaranteed by the United States Small Business Administration.

  •
  Money market deposits, demand deposits, NOW accounts and certificates of deposit.

  •
  Letters of credit and remittance services.

  •
  Credit and debit card services.

  •
  Merchant credit card deposit servicing.

  •
  Brokerage services for stocks, bonds, mutual funds and annuities.

  •
  A 24-hour ATM network.

  •
  After-hours depository services.

  •
  Safe deposit boxes.

  •
  Point of Sale (POS) services

  •
  Other services, such as direct deposit services, travelers checks and IRAs.

  Customer service hours for the Bank are fully competitive with other institutions in the market area. The Bank also acts as a reseller of services purchased from third party vendors for customers requiring services not offered directly by the Bank.

  Lending Activities. – The Bank makes various types of loans to borrowers based on, among other things, an evaluation of the borrowers' net asset value, cash flow, security and indicated ability to repay. Loans to consumers include residential mortgages, home equity loans, home improvement loans, overdraft loans, and installment loans for automobiles, boats and recreational vehicles. The Bank also makes loans secured by deposit accounts and common stocks. The Bank's commercial loan product line includes first mortgage loans, time and demand loans, lines and letters of credit, and asset based financing. The Notes to the Consolidated Financial Statements contained in Part II, Item 8 show the classification by type of loan for the whole portfolio.

  First and second residential mortgage loans, made principally through a subsidiary of the Bank, Carrollton Mortgage Services Inc., ("CMSI") enabled customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value greater then 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used. The Bank experienced net losses of $50,460 and net recoveries of $20,574 on residential mortgage loans in 2001. The Bank experienced $96,961 in net losses in 2000 and $30,317 in net recoveries in 2000 and no losses or recoveries on residential mortgage loans during 1999. There were $92,636 of residential mortgage loans delinquent more than 90 days at December 31, 2001. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

  Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The

Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. As with first mortgage residential loans, borrowers are required to meet certain income and debt ratios. The Bank maintains in its portfolio loans financed under a program which would finance up to 125% of the value of the home, subject to stricter income and debt ratios, with a maximum loan amount of $25,000. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced net losses on home equity loans during 2001 of $67,122 and recoveries of $2,228. There were net losses of $104,226 and net recoveries of $0 in 2000. There were net losses of $44,000 and $12,000 net recoveries on home equity loans during 1999. There were approximately $272,383 of home equity loans delinquent more than 90 days at December 31, 2001. There are no discernible delinquency or loss trends relating to home equity loans known to management.

  Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 100% coverage of the business debt service, and to income-producing property to be self-supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. The repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business. The Bank did not experience any losses on commercial mortgage loans during 2001, 2000, or 1999. There were $598,644 of commercial mortgage loans past due more than 90 days at December 31, 2001. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

  Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank typically will finance 70% to 75% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses on construction and land development loans during 2001, 2000, or1999. There were no construction and land development loans past due more than 90 days at December 31, 2001. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

  Time and demand loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. Time and demand loans and lines of credit are more risky than secured commercial real estate lending transactions. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate, or the collateral may be used for other purposes if not subject to Uniform Commercial Code filings. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had net recoveries of $12,750 on time and demand loans in 2001 and net losses of $30,000, and $71,000 in 2000, and 1999, respectively. There were $66,000 of time and demand and line of credit loans delinquent more than 90 days at December 31, 2001. There are no discernible delinquency or loss trends relating to time and demand loans or lines of credit known to management.

  Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. Home improvement loans include those made directly to customers and those made indirectly or originated through an approved home improvement dealer.

The Bank makes unsecured home improvement loans to a maximum amount of $12,500. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the income-and-debt-ratio requirement helps determine the borrower's current ability to repay the loan. The Bank had net charge-offs of home improvement loans of approximately $30,251, $22,000, and $0 in 2001, 2000, and 1999. There were net recoveries of $11,388, $39,000 and $5,000 in 2001, 2000 and 1999. There were no home improvement loans delinquent more than 90 days at December 31, 2001. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

  The remainder of the consumer loan portfolio is composed of installment loans for automobiles, boats and recreational vehicles, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance 85% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had net losses on automobile loans in 2001, 2000, and 1999 of $21,933, $208, and $0, respectively, and recoveries of $208 in 2001. There were no automobile or other vehicle loans past due more than 90 days at December 31, 2001. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

  Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2001, 2000, and 1999 were approximately $114,000, $122,000, and $60,000, respectively. There were $55,548 of overdraft loans and other personal loans past due more than 90 days at December 31, 2001. There are no discernible delinquency or loss trends relating to overdraft lines and other personal loans known to management, however, the increased losses for the three year period relate primarily to a higher level of personal bankruptcy filings.

  Loans secured by savings accounts in the Bank and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 100% of balances in savings or certificates of deposit accounts in the Bank. The Bank will advance funds up to 70% of the market value of actively traded stock certificates and bonds or 60% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2001, 2000, or 1999. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 2001. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

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

  The Bank is the principal originator of the loans it makes, with the exception of residential mortgage loans and home equity loans and lines of credit. These types of loans are predominately loans purchased from a network of brokers or other types of originators with whom the Bank does business. The Bank sells some loans in the secondary market and therefore derives a small amount of noninterest income from serviced loans. These income amounts are not significant to the amounts of noninterest income derived from other sources.

  Reference is made to Note 4 of the Notes to Consolidated Financial Statements which contains the amounts of nonaccrual, restructured, and delinquent loans at December 31, 2001.

  Carrollton Community Development Corporation (CCDC), a 96.4% owned subsidiary of Carrollton Bank, was established in 1995 for the purpose of promoting, developing, and improving the housing and economic conditions of people in Maryland with particular emphasis in the Metropolitan Baltimore area. CCDC promotes through loans, investments, and other transactions, to increase housing for low and moderate income individuals.

  Investment Activities. – The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 30% of total assets, and is invested primarily in U.S. Government Agencies, state and municipal bonds, corporate bonds, and mortgage backed securities with maturities varying from 2002 to 2017. Reference is made to Note 3 of the Notes to Consolidated Financial Statements included in this Report and Statistical Disclosures for additional information concerning the investment portfolio.

  Deposit Services. – The Bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Deposit accounts available include noninterest bearing demand checking, interest bearing checking (NOW accounts), savings, money market, certificates of deposit, and individual retirement accounts. These accounts carry varying fee structures depending on the level of services desired by the customer and varying interest rates depending on the balance in the account maintained by the customer. Commercial deposit customers may also choose an overnight investment account which automatically invests excess balances available in demand accounts on a daily basis in repurchase agreements. The Bank's customer base for deposits is primarily retail in nature. The Bank does offer certificates of deposit over $100,000 to its retail and commercial customers. The Bank has used deposit brokers in the past and may do so in the future to meet liquidity needs. The balance of accounts over $100,000 is not significant, and these accounts are offered principally as accommodations to existing customers.

  Reference is also made to Note 8 of the Notes to Consolidated Financial Statements included in this Report for additional information concerning deposits of the Bank.

  Brokerage Activities. – Carrollton Financial Services, Inc., a subsidiary of the Bank, provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2001, commission and other income totaled $1,015,720 and income after taxes was $235,352.

  Sources of Business. – The major focus of the Bank's marketing efforts is both on individual consumers and on small to medium-sized businesses and professionals in the Bank's service area. The Bank's ability to generate deposits, loans and service income is dependent upon the growth of its market and the development and execution of a marketing strategy. Marketing primarily involves the print, television and radio media, and sponsorships of various prominent events in the Bank's market area. Direct mail is used on a sporadic basis, and direct calling on business customers is performed by branch and commercial lending personnel. The Bank's customers also promote the Bank through word of mouth referral. In its marketing efforts, the Bank emphasizes the advantages of dealing with a locally-owned institution which provides personalized service and is sensitive to the particular needs of consumers and businesses.

  Competition. – The Bank faces strong competition in all areas of its operations. This competition comes from entities operating in Baltimore City, Baltimore County, Anne Arundel County and Carroll County, and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions. The Bank also competes for deposits with money market funds, mutual funds and corporate and government securities. The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors, including, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable. Some of the Bank's competitors have greater assets and operating capacity than the Bank.

  Asset Management. – The Bank makes available several types of loan services to its customers as described above, depending on customer needs. Recent emphasis has been made on originating short-term (one year or less), variable rate commercial loans and variable rate home equity lines of credit, with the balance of its funds invested in consumer/installment loans and real estate loans, both commercial and residential. The addition of a mortgage subsidiary in late 1997 resulted in growth in residential mortgage lending during 1998 and 1999. The Company made a decision to place the mortgage subsidiary in an inactive status in 2000. In addition, a portion of the Bank's assets is invested in high-grade securities and other investments in order to provide income, liquidity and safety. Such investments include U.S. government agency securities, corporate bonds, mortgage-backed securities and collateralized mortgage obligations, as well as advances of federal funds to other member banks of the Federal Reserve System. Subject to the effects of taxes, the Bank also invests in tax-exempt state and municipal securities with a minimum rating of "A" by a recognized ratings agency. The Bank's primary source of funds is customer deposits. Increased usage of wholesale funding sources in recent years has been necessary to support growth in the loan portfolio.

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

  Employees. – As of December 31, 2001, the Bank and its subsidiaries had 136 full time equivalent employees, 41 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management does not anticipate any inordinate difficulty in recruiting and training such additional officers and employees as it may need in the future. Management believes that relations with its employees are good.

SUPERVISION AND REGULATION

  Supervision and Regulation of the Company. – As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA is administered by the Board of Governors of the Federal Reserve System (the "Board of Governors"), and the Company is required to file with the Board of Governors such reports and information as may be required pursuant to the BHCA. The Board of Governors also may examine the Corporation and any of its nonbank subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Board of Governors before: (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than five percent of the voting shares of such bank; or (iii) it merges or consolidates with any other bank holding company.

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

  Supervision and Regulation of the Bank. – The Bank is the only direct subsidiary of the Company. The Bank operates as a banking institution incorporated under the laws of the State of Maryland and is subject to examination by the Commissioner. The Bank is not a member of the Federal Reserve System (an "insured nonmember bank") and as such, its primary federal regulator is the Federal Deposit Insurance Corporation (the "FDIC"). Deposits in the Bank are insured by the FDIC. The Commissioner and the FDIC regulate or monitor all areas of the Bank's operations, including reserves, loans, loans to directors, officers or principal shareholders, loans to one borrower, capital, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records.

  Examinations. – Pursuant to FDICIA, and subsequent amendments thereto, examinations of insured nonmember banks having assets of $250,000,000 or more must be conducted no less frequently than every 12 months. The Bank is subject to assessments by the FDIC to cover the costs of such examinations. As a result of such examinations, the FDIC may revalue assets of the Bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

  Safety and Soundness. – The FDIC is authorized to promulgate regulations to ensure the safe and sound operations of insured nonmember banks and may impose various requirements and restrictions on the activities of insured nonmember banks. Additionally, under FDICIA, the FDIC was required to prescribe safety and soundness regulations relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders.

  Loans and Deposit Products. – Interest and certain other charges collected or contracted for by the Bank are subject to state usury and consumer protection laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the Truth-in-Lending Act (governing disclosures of credit terms to consumer borrowers), the Equal Credit Opportunity Act (prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit), the Fair Credit Reporting Act (governing the use of information from and provision of information to credit reporting agencies and others), the Fair Debt Collection Practices Act (governing the manner in which consumer debts may be collected), and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Electronic Funds Transfer Act (governing automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services), the Truth-in-Savings Act (governing disclosures of terms applicable to deposit accounts), the Expedited Funds Availability Act (governing the availability of certain funds deposited into transaction accounts), and the rules and regulations of the Board of Governors implementing such acts.

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

  Capital Requirements. – Under regulations promulgated by the FDIC, insured nonmember banks currently are required to maintain "core" or "tier 1" capital of at least 3% of total assets (the "Leverage Ratio"). For all but the most highly rated banks, the minimum Leverage Ratio requirement will be 4% to 5% of total assets. Tier 1 capital consists of: (i) common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries;

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

  Prompt Corrective Action. – Under FDIC regulations, any insured nonmember bank that receives notice from the FDIC that it is undercapitalized, must file a capital restoration plan with the FDIC addressing, among other things, the manner in which the bank will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulation adopted by the FDIC, an institution will be considered "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided the institution is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure).

  Holding Company Guaranty. – FDICIA and the regulations promulgated by the FDIC pursuant thereto also require any company that has control of an "undercapitalized" insured nonmember bank, in conjunction with the submission of a capital restoration plan by the bank, to guarantee that the bank will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of: (i) 5% of the bank's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the bank into capital compliance at the time the bank fails to comply with the terms of its capital plan.

  Brokered and Other Deposits. – Under applicable FDIC regulations, only well-capitalized depository institutions may solicit, accept, renew or roll over any brokered deposit. Adequately-capitalized depository institutions may accept, renew or roll over brokered deposits only after obtaining a waiver from the FDIC. Adequately-capitalized institutions are subject to limits on rates of interest they may pay on brokered deposits. Undercapitalized institutions are subject to limits on rates of interest they may pay on deposits in general.

  Limitation on Bank Activities. – The scope of activities in which an insured nonmember bank may engage and the permissible investments which an insured nonmember bank may make are subject to federal and Maryland law. Further, pursuant to FDICIA and the regulations of the FDIC promulgated pursuant thereto, an insured nonmember bank may engage only in those activities, and make only those investments, as are permissible for national banks. National banks generally are permitted to engage in certain enumerated banking functions and all such activities as are incidental thereto. Further, national banks, and as a result of FDICIA, insured nonmember banks are severely limited as to the types of debt and equity securities in which such banks may invest.

  Transactions with Affiliates. – Transactions engaged in by an insured nonmember bank or one of its subsidiaries with affiliates of such bank are subject to the affiliate transactions restrictions contained in Section 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions apply to transactions engaged in by a Federal Reserve System member bank or one of its subsidiaries with affiliates of that member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, or at least as favorable to the member bank or the subsidiary, as the terms that would apply, or would be offered in, a comparable transaction with an unaffiliated party.

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

  Regulatory Restrictions on the Payment of Dividends by the Bank to the Company. – FDICIA restricts the ability of federally-insured banks to pay any dividend (other than a dividend in the form of additional shares, or options to purchase additional shares, of the bank) if, after paying the dividend, the bank would be undercapitalized.

  Community Reinvestment. – The Community Reinvestment Act (the "CRA") and the regulations of the FDIC require each insured nonmember bank to delineate its local community, adopt a CRA statement listing the local community and the types of credit the bank is prepared to extend in that community and to make its CRA statement available for public inspection. The FDIC periodically evaluates performance and compliance with the CRA statement. The failure to adequately perform community reinvestment activities could result in the denial of applications to acquire banking and non-banking institutions, establish branches, obtain deposit insurance for newly-chartered banks, or to relocate the main office or a branch office of a bank.

  Insurance of Deposits. – The Bank's deposits are insured by the FDIC through the Bank Insurance Fund (the "BIF") up to a maximum of $100,000 for each insured depositor. The insurance premium payable by each BIF member is based on the institution's assessment base (generally total deposit accounts subject to certain adjustments). The premiums are paid in quarterly assessments. The FDIC promulgated regulations establishing a risk-based assessment system commencing in 1993.

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

  Income Taxes. – The Company and its subsidiaries are required to file annual income tax returns with both the Internal Revenue Service (the "IRS") and the taxing authorities in any state in which they are qualified to do business. Because the Bank is under $500 million in asset size, it is permitted to use the reserve method of tax accounting for determining bad debt deductions for income tax purposes. At December 31, 2001, the Bank had a tax bad debt reserve of $609 thousand and a book bad debt reserve of $3.3 million. The Bank has provided a deferred tax asset on its books for the difference between its tax and book bad debt reserves. If the Bank were to grow to a size of $500 million or greater, it would be required to recapture its tax bad debt reserve over a four year period and pay taxes on that amount. For financial accounting purposes, the payment of these taxes would be offset by an increase in the deferred tax asset related to the difference between tax and book bad debt reserves, potentially subject to a total deferred tax asset limitation based on reasonable recovery under current accounting literature.

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

  Securities Laws. – The Company and certain of its directors, officers and shareholders are subject to the Securities Act of 1934 and a broad range of both federal and state securities laws including, by way of example, the obligation to file annual, quarterly and other periodic reports with the appropriate authorities, soliciting proxies and conducting shareholders' meetings in accordance with the 1934 Act's proxy rules, and complying with the reporting and "short-swing" profit recovery provisions imposed by 1934 Act Section 16.

  Monetary Policies. – Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and other borrowings and the interest received by the bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings. Consequently, the earnings growth of the Bank is influenced by economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted, although this instrument of monetary policy may cause volatile fluctuations in short term interest rates, and it can have a direct, adverse effect on the operating results of financial institutions. Consequently, Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

  During the last several years, federal legislation and actions by various federal regulatory authorities have significantly increased the competition among commercial banks, savings and loan associations, savings banks, and other financial institutions through, among other things, the elimination of virtually all rate ceilings on interest-bearing deposits.

ITEM 2: DESCRIPTION OF PROPERTY

   Both the Bank's main branch and certain of the Company's executive and administrative offices are located in the Bank's headquarters building which it owns in downtown Baltimore, Maryland. The Bank owns buildings for three of its other branch office locations as well. The Bank leases space for the remaining seven branches, and for its operations center which primarily houses support functions. Current lease terms expire in 2004 through 2009 and contain renewal options ranging from 4 to 24 years.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

TRADING AND DIVIDENDS

  As of December 31, 2001, there were approximately 488 shareholders of record of the Company. Since May 1994, the Company's Common Stock has traded on the NASDAQ National Market Tier of The NASDAQ Stock Market under the symbol "CRRB". Currently, there are two broker-dealers who make a market in the Common Stock.

  The table below sets forth the high and low sales price for each quarter in the last two years, and cash dividends paid per share.

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

Period	Price per Share				Cash Dividends Paid per Share
	2001		2000		2001	2000
	High	Low	High	Low

1st Quarter	$12.000	$10.000	$15.875	$13.500	$0.090	$0.085
2nd Quarter	11.700	10.000	14.438	13.188	0.090	0.090
3rd Quarter	13.000	11.600	14.500	13.125	0.090	0.090
4th Quarter	13.500	11.550	14.125	11.375	0.090	0.090

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

ITEM 6A: DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES, INTEREST AND YIELDS

  The following chart contains average balance sheet information for 2001, 2000, and 1999, and indicates the related interest income or expense and calculated yield. Non-accruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on non-accrual loans is included in the interest income column.

2001 AVERAGE BALANCES, INTEREST, AND YIELDS

	2001
	Average balance	Interest	Yield

ASSETS
Federal funds sold	$9,631,537	$386,156	4.01%
Investment securities
U.S. Treasury	157,969	10,202	6.46
U.S. Government agency	58,176,745	3,231,072	5.55
State and municipal	6,097,110	392,332	6.43
Mortgage-backed securities	19,120,539	1,127,965	5.90
Corporate	6,443,265	388,839	6.03
Other	7,237,982	559,282	7.73

	97,233,610	5,709,692	5.87

Loans
Demand and time	31,224,350	2,623,454	8.40
Residential mortgage	145,005,914	10,681,143	7.37
Commercial mortgage and construction	54,797,755	4,272,029	7.80
Installment and credit card	4,918,974	505,711	10.28
Lease financing	1,586,061	142,246	8.97

	237,533,054	18,224,583	7.67

Total interest-earning assets	344,398,201	24,320,431	7.06
Non-interest-bearing cash	19,962,053
Premises and equipment	7,554,159
Other assets	5,295,745
Allowance for loan losses	(3,146,369)
Unrealized gains/losses of available for sale securities	1,405,193

	$375,468,982	$24,320,431

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings and NOW	$83,980,457	$1,161,384	1.38%
Money market	42,466,305	1,384,638	3.26
Other time	115,777,381	6,799,716	5.87

	242,224,143	9,345,738	3.86
Borrowed funds	59,638,438	3,526,617	5.91

	301,862,581	12,872,355	4.26
Non-interest bearing deposits	38,867,266
Other liabilities	2,589,605
Shareholders' equity	32,149,530

Total liabilities and shareholders' equity	$375,468,982	$12,872,355

NET YIELD ON INTEREST-EARNING ASSETS	$344,398,201	$11,448,076	3.32%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

2000 AVERAGE BALANCES, INTEREST, AND YIELDS

	2000
	Average balance	Interest	Yield

ASSETS
Federal funds sold	$7,133,152	$510,601	7.16%
Investment securities
U.S. Treasury	922,791	61,984	6.72
U.S. Government agency	43,411,997	2,829,542	6.52
State and municipal	12,519,336	826,993	6.61
Mortgage-backed securities	4,018,020	279,006	6.94
Other	6,545,933	455,529	6.96

	67,418,077	4,453,054	6.61

Loans
Demand and time	26,519,768	2,636,511	9.94
Residential mortgage	192,901,840	14,644,161	7.59
Commercial mortgage and construction	47,172,991	4,134,491	8.76
Installment and credit card	5,814,850	579,160	9.96
Lease financing	2,402,565	237,414	9.88

	274,812,014	22,231,737	8.09

Total interest-earning assets	349,363,243	27,195,392	7.78
Non-interest-bearing cash	21,169,927
Premises and equipment	8,348,640
Other assets	4,751,394
Allowance for loan losses	(2,942,829)
Unrealized gains/losses of available for sale securities	(1,719,865)

	$378,970,510	$27,195,392

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings and NOW	$81,124,906	$2,159,277	2.66%
Money market	47,198,465	2,411,846	5.11
Other time	108,823,949	6,885,914	6.33

	237,147,320	11,457,037	4.83
Borrowed funds	71,810,671	4,464,647	6.22

	308,957,991	15,921,684	5.15
Non-interest bearing deposits	39,350,269
Other liabilities	896,285
Shareholders' equity	29,765,965

Total liabilities and shareholders' equity	$378,970,510	$15,921,684

NET YIELD ON INTEREST-EARNING ASSETS	$349,363,243	$11,273,708	3.23%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

1999 AVERAGE BALANCES, INTEREST, AND YIELDS

	1999
	Average balance	Interest	Yield

ASSETS
Federal funds sold	$1,828,582	$100,572	5.50%
Investment securities
U.S. Treasury	1,566,850	97,391	6.22
U.S. Government agency	33,942,948	2,264,792	6.67
State and municipal	25,626,795	1,807,008	7.05
Mortgage-backed securities	7,944,031	498,237	6.27
Other	6,397,245	311,266	4.87

	75,477,869	4,978,694	6.60

LOANS
Demand and time	26,641,534	2,518,184	9.45
Residential mortgage	144,647,615	10,618,154	7.34
Commercial mortgage and construction	42,565,422	3,851,809	9.05
Installment and credit card	7,071,784	672,279	9.51
Lease financing	3,664,060	334,229	9.12

	224,590,415	17,994,655	8.01

Total interest-earning assets	301,896,866	23,073,921	7.64
Non-interest-bearing cash	22,658,844
Premises and equipment	7,709,859
Other assets	5,084,922
Allowance for loan losses	(2,633,176)
Unrealized gains on available for sale securities	978,015

	$335,695,330	$23,073,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings and NOW	$75,424,807	$1,488,646	1.97%
Money Market	52,409,615	2,164,581	4.13
Other time	78,044,054	4,331,174	5.55

	205,878,476	7,984,401	3.88
Borrowed funds	58,298,888	2,969,248	5.09

	264,177,364	10,953,649	4.15
Non-interest-bearing deposits	38,549,704
Other liabilities	1,873,242
Shareholders' equity	31,095,020

Total liabilities and shareholders' equity	$335,695,330	$10,953,649

NET YIELD ON INTEREST-EARNING ASSETS	$301,896,866	$12,120,272	4.01%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

RATE AND VOLUME VARIANCE

The following chart shows the changes in interest income and interest expense for the last two years resulting from changes in volume and changes in rates.

	2001 Compared to 2000			2000 Compared to 1999
	Change Due to Variance In			Change Due to Variance In
	Rates	Volumes	Total	Rates	Volumes	Total

INTEREST EARNED ON
Federal funds sold	$(303,283)	$178,838	$(124,445)	$118,278	$291,751	$410,029
INVESTMENT SECURITIES
U.S. Treasury	(409)	(51,373)	(51,782)	4,626	(40,033)	(35,407)
U.S. Government agency	(560,819)	962,349	401,530	(67,058)	631,808	564,750
State and municipal	(10,426)	(424,235)	(434,661)	(55,776)	(924,239)	(980,015)
Mortgage-backed securities	(199,740)	1,048,699	848,959	27,002	(246,233)	(219,231)
Corporate	388,839	—	388,839	—	—	—
Other	55,594	48,159	103,753	137,028	7,235	144,263

	(326,961)	1,583,599	1,256,638	45,822	(571,462)	(525,640)

LOANS
Demand and time	(480,771)	467,714	(13,057)	129,836	(11,509)	118,327
Residential mortgage	(326,994)	(3,636,024)	(3,963,018)	483,807	3,542,200	4,026,007
Commercial mortgage and construction	(530,737)	668,275	137,538	(134,264)	416,946	282,682
Installment and credit card	15,780	(89,229)	(73,449)	26,371	(119,490)	(93,119)
Lease financing	(14,484)	(80,684)	(95,168)	18,256	(115,071)	(96,815)

	(1,337,206)	(2,669,948)	(4,007,154)	524,006	3,713,076	4,237,082

TOTAL INTEREST EARNED	(1,967,450)	(907,511)	(2,874,961)	688,106	3,433,365	4,121,471

INTEREST EXPENSE ON DEPOSITS
Savings and NOW	(1,073,899)	76,006	(997,893)	558,129	112,502	670,631
Money market	(785,393)	(241,814)	(1,027,207)	462,492	(215,227)	247,265
Other time	(526,181)	439,983	(86,198)	846,563	1,708,177	2,554,740
BORROWED FUNDS	(181,253)	(756,778)	(938,031)	807,224	688,175	1,495,399

TOTAL INTEREST EXPENSE	(2,566,726)	(482,603)	(3,049,329)	2,674,408	2,293,627	4,968,035

NET INTEREST INCOME	$599,276	$(424,908)	$174,368	$(1,986,302)	$1,139,738	$(846,564)

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

ITEM 6B: INVESTMENT PORTFOLIO

AMORTIZED COST OF INVESTMENTS

  Reference is made to Note 3 of Notes to Consolidated Financial Statements for the amortized cost of investments at the end of 2001 and 2000. The carrying value of investments at the end of 1999 was as follows:

AVAILABLE FOR SALE
U.S. Treasury	$1,299,778
U.S. Government agency	40,552,503
Mortgage backed securities	6,355,114
State and municipal	21,519,116
Federal Home Loan Bank stock	3,300,000
Equity securities	4,113,427

$77,139.938

HELD TO MATURITY
Foreign bonds	$50,000

Note:  Investments classified as available for sale are carried at market value whereas investments classified as held to maturity are carried at amortized cost.

MATURITY AND WEIGHTED AVERAGE YIELDS

  The following charts show the maturity distribution for amortized cost and weighted average yields of debt securities in the Company's investment portfolio at December 31, 2001. Separate charts are presented for securities classified as available for sale and held to maturity. Because the amortized cost is shown and not market value, the totals of the available for sale securities will not agree with the amount shown on the Consolidated Balance Sheet for 2001 in Part II, Item 8.

MATURITY DISTRIBUTION—AMORTIZED COST

	Available for Sale
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

U.S. Government agency	$16,254,817	$47,011,990	$1,445,042	$—
Mortgage backed securities (1)	—	1,040,622	2,025,432	16,692,707
State and municipal	—	502,970	1,635,857	3,753,119
Corporate bonds	—	7,739,978	—	—

	$16,254,817	$56,295,560	$5,106,331	$20,445,826

	Held to Maturity
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

Foreign	$—	$25,000	$—	$—

(1)
Mortgage backed securities are included in the maturity distribution table based on the average life of the security using anticipated prepayment rates.

WEIGHTED AVERAGE YIELD

	Available for Sale
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

U.S. Government agency	2.06%	4.46%	4.19%	—
Mortgage backed securities	—	5.71%	5.91%	6.23%
State and municipal (1)	—	6.25%	6.94%	6.58%
Corporate bonds	—	6.02%	—	—

	2.06%	4.72%	5.75%	6.29%

	Held to Maturity
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

Foreign	—	5.50%	—	—

(1)
Yields on state and municipal obligations are computed on a tax equivalent basis using a 34% federal income tax rate.

ITEM 6C: LOAN PORTFOLIO

CLASSIFICATION OF LOANS

  Reference is made to Note 4 of Notes to Consolidated Financial Statements for the classification of loans at the end of 2001 and 2000. In addition to that information, the following information concerning loans is presented.

	1999	1998	1997

Real Estate:
Residential	$176,291,571	$137,586,465	$97,681,753
Commercial	37,091,072	35,379,717	34,247,855
Construction and land development	5,575,105	2,135,498	1,862,298
Demand and time	28,514,699	20,957,194	22,586,144
Lease financing	3,150,917	3,233,883	3,872,327
Installment and credit card	6,823,971	8,014,130	10,583,871

	257,447,335	207,306,887	170,834,248
Allowance for loan losses	2,836,291	2,387,732	2,302,981

Loans, net	$254,611,044	$204,919,155	$168,531,267

MATURITIES AND INTEREST RATE SENSITIVITIES

  The maturities and sensitivities to changes in interest rates for commercial demand and time loans and real estate—construction loans at December 31, 2001 is presented below:

	Contractually Due
	One year or less	After one year through five years		After five years
		Variable	Fixed	Variable	Fixed

Construction and land development	$4,513,136	$3,102,440	$2,222,703	$—	$278,304
Commercial demand and time	19,627,995	3,752,622	8,030,423	1,045,430	1,525,876

RISK ELEMENTS

  Reference is made to Note 4 of Notes to Consolidated Financial Statements for nonaccrual, past due and restructured loans at the end of 2001, 2000 and 1999. In addition to that information, the following information concerning risk elements is presented.

	1998	1997

Nonaccrual	$205,074	$84,312
Restructured	408,565	408,565

	$613,639	$492,877

Accruing loans past due more than 90 days	$1,536,802	$268,931

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Years ended December 31
Description	2001	2000	1999	1998	1997

Balance at beginning of year	$3,024,290	$2,836,291	$2,387,732	$2,302,981	$2,241,148
Charge-offs:
Commercial	—	30,015	148,636	225,900	35,914
Lease financing	—	—	31,677	68,532	—
Real Estate:
Residential	117,582	201,187	44,000	—	—
Commercial	—	—	—	102,300	—
Construction	—	—	—	—	—
Installment	184,559	153,197	78,512	276,951	221,855

	302,141	384,399	302,825	673,683	257,769

Recoveries:
Commercial	17,269	51,115	105,227	51,690	12,051
Lease financing	—	—	4,065	6,020	—
Real Estate:
Residential	22,802	30,317	12,000	—	—
Commercial	—	—	—	22,258	—
Construction	—	—	—	—	—
Installment	26,587	42,966	32,252	63,466	67,551

	66,658	124,398	153,544	143,434	79,602

Net charge-offs	235,483	260,001	149,281	530,249	178,167

Provision charged to operations	550,000	448,000	597,840	615,000	240,000

Balance at end of the year	$3,338,807	$3,024,290	$2,836,291	$2,387,732	$2,302,981

Ratio of net charge-offs to average loans outstanding	.10%	.09%	.07%	.28%	.11%

  The provision charged to operations for 2001, 2000, and1999 is discussed in the section on Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's provisions in 1998 and 1997 related to the level of net losses incurred and to loan portfolio growth in each year.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Allocated Amount of the Allowance—Years Ended December 31

PORTFOLIO	2001	2000	1999	1998	1997

Commercial(a)	$607,323	$910,445	$565,474	$739,235	$423,782
Real Estate:
Residential	707,061	763,017	434,500	508,999	565,113
Commercial	775,321	349,594	356,711	955,747	682,604
Construction	—	—	—	6,767	9,311
Installment	173,166	207,061	341,190	116,312	211,704
Unallocated	1,075,936	794,173	1,138,416	60,672	410,467

	$3,338,807	$3,024,290	$2,836,291	$2,387,732	$2,302,981

Percent of Loans in Each Category to Total Loans—Years Ended December 31

PORTFOLIO	2001	2000	1999	1998	1997

Commercial (a)	16.0%	10.5%	12.2%	14.7%	15.5%
Real Estate:
Residential	53.5	70.0	68.8	63.0	57.2
Commercial	28.5	17.0	15.7	16.0	20.0
Construction	0	0.3	0.7	0.6	1.1
Installment	2.0	2.2	2.6	5.7	6.2

	100.0%	100.0%	100.0%	100.0%	100.0%

(a)
Commercial loans includes lease financing.

ITEM 6E: DEPOSITS

  Reference is made to the tables for Average Balances, Interest and Yields under Item 6A of this section. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information concerning deposits.

ITEM 6F: RETURN ON EQUITY AND ASSETS

DESCRIPTION	2001	2000	1999

Return on average assets	0.51%	0.46%	0.85%
Return on average equity	6.01%	5.87%	9.15%
Dividend payout ratio	50.43%	55.58%	30.37%
Average equity to average assets	8.56%	7.85%	9.26%

ITEM 6G: SHORT-TERM BORROWINGS

Reference is made to Note 10 of Notes to Consolidated Financial Statements for a description of the general terms of short-term borrowings, and for information related to repurchase agreements.

Other short term borrowings, consisting of the combined amounts for Advances from the Federal Home Loan Bank and Notes Payable-U.S. Treasury, are as follows.

OTHER SHORT-TERM BORROWINGS:	2001	2000	1999

Total outstanding at period-end	$45,657,726	$50,984,859	$67,830,856
Average amount outstanding during period	46,574,541	56,867,533	43,553,054
Maximum amount outstanding at any period-end	51,370,409	65,129,886	67,830,856
Weighted average interest rate at period-end	6.76%	6.61%	5.17%
Weighted average interest rate for the period	6.73%	6.44%	5.34%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS 2001 COMPARED TO 2000

SUMMARY

  Carrollton Bancorp reported net income for 2001 of $1,933,000, or $0.71 per share, representing an 11% increase from 2000 net income of $1,748,000, or $0.64 per share. Included in the 2001 results was a $254,000 loss on the sale of $37 million of residential loans of as part of the Company's plan to address asset/liability sensitivity. The loan portfolio decreased 21% to $220,539,000 as a result of residential loan sales in 2001 and the number of loans refinancing. The loan portfolio contraction, as well as the lowering of interest rates by the Federal Reserve 11 times, contributed to a decrease in interest income over 2000. Non-interest income from fees, decreased by 3% compared to 2000. Fees generated by the ATM network of 130 machines and income from national point of sale sponsorships grew during 2001.

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

    In 2001, net interest income on a taxable equivalent basis increased by $174,000 to $11.4 million as a net result of a decrease in the rates paid on deposit accounts exceeding the reduction in rates on earning assets. On average, the loan portfolio decreased 14% from 2000 while the investment portfolio increased by 44%. The yield on the loan portfolio decreased from 8.09% in 2000 to 7.67% in 2001. Changes in loan portfolio mix, the prime rate changes, and a very competitive loan market caused the loan yield to decline. The yield on investment securities also declined to 5.87% in 2001 from 6.61% in 2000. The reduction in the loan portfolio and decreased yields, caused total interest income on a tax equivalent basis to fall from $27.2 million in 2000 to $24.3 million in 2001.

    Interest expense decreased $3.0 million to $12.9 million in 2001 from $15.9 million in 2000. Interest expense decreased due to a decrease in both interest bearing liabilities and rates. Interest expense on deposits decreased in 2001 from 2000 even with higher deposit levels due to decreased cost of interest-bearing deposits, which decreased from 4.83% in 2000 to 3.86% in 2001. The cost of borrowed funds decreased to 5.91% due to changes in the composition of funding sources in 2001 from 6.22% in 2000. The table for Rate and Volume Variance Analysis included in this report shows the decrease in interest expense resulted from decreased volume and rate on deposits and borrowings. The growth in interest-bearing liabilities supported loan portfolio growth.

PROVISION FOR LOAN LOSSES

  The provision for loan losses was $550,000 for 2001 compared to $448,000 for 2000. Non-accrual, restructured, and delinquent loans over 90 days to total loans decreased to 0.55% at the end of 2001 compared to 0.91% in 2000. This decrease was due to decreased delinquencies. As of December 31, 2001, there was a decrease of loan delinquencies of $445,000 and impaired loans remained constant. The ratio of loan losses to average loans increased in 2001 to 0.10% compared to 0.09% for 2000.

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

NON-INTEREST INCOME

  For 2001, non-interest income excluding securities gains and gains or losses on loan sales decreased by 3% compared to 2000. Brokerage commissions decreased $258,000 or 20% in 2001 due to the economic slowdown and investor concerns over the stock market. Other fees and commissions increased $100,000 principally as a result of increases in national point of sale revenue. ATM fee income declined due to the discontinuation of the Target relationship in July of 2001.

    Net securities losses in 2001 were $3,000 compared to gains of $256,000 in 2000.

    The Company continued to sell loans generated by its mortgage unit, which was inactivated during the second quarter of 2000, as well as other loans held in its portfolio. These transactions generated losses of $254,000 in 2001 compared to a gain of $18,000 in 2000. At December 31, 2001, the Company serviced loans for others totaling $13,107,093.

NON-INTEREST EXPENSES

  In 2001, non-interest expenses decreased by $1.1 million or 7%. Salaries and benefits decreased by $430,000, or 6%. In certain areas of the Company, staff reductions occurred through attrition and the positions were eliminated. Full time equivalent staff decreased from 149 positions at the end of 2000 to 136 positions at December 31, 2001. Occupancy expenses decreased $158,000 to $1,547,000 in 2001, due to a write-down of premises of approximately $190,000 in 2000. Furniture and equipment expense increased a net $41,000, Management's decision to accelerate the depreciation on its ATMs was largely offset by the variable cost component of the ATM machines placed in storage at the discontinuation of the Target relationship. Other operating expenses decreased $580,000, or 10%. A significant portion of this decrease relates to ATM transactions costs.

INCOME TAX PROVISION

  For 2001, the effective tax rate for the Company increased to 30% compared to 25% for 2000.

FINANCIAL CONDITION

SUMMARY

    Total assets of the Company decreased by 8% to $357.2 million at December 31, 2001 versus $387.9 million at the end of 2000. Investment securities increased to $107.7 million at December 31, 2001. Total loans at December 31, 2001 declined 21% to $220.5 million compared to $278.0 million at the end of 2000. Interest earning assets decreased to $327.6 million but were 91.7% of total assets at December 31, 2001.

INVESTMENT SECURITIES

  Securities increased to $107.7 million at December 31, 2001 from $73.4 million at December 31, 2000. The portfolio consists primarily of U.S. Government agency securities, mortgage-backed securities, corporate bonds, and state and municipal obligations. The income from state and municipal obligations is exempt from federal income tax. Certain agency securities are exempt from state income taxes. The Company uses its investment portfolio as a source of both liquidity and earnings.

    The Company reinvested the proceeds of the loan sales during the year into the investment portfolio, structured in a manner as to provide liquidity for funding future loan growth, as well as for the runoff of higher cost funding sources. These transactions were principally undertaken to increase liquidity and reduce interest rate risk.

LOANS

  Total loans decreased $58 million or 20% from 2000 to $220.5 million at December 31, 2001. The decrease in loans was primarily in real estate lending, due to $37 million in loan sales in 2001, equity loans and lines of credit with other consumer products declining during the year due to the heavy volume of refinancing. Both the residential mortgage and equity loan units are principally wholesale operations. Commercial loans equaled 44% of total loans at the end of the year and amounted to $98 million. Consumer loans amounted to $122 million and were 56% of total loans.

ALLOWANCE FOR LOAN LOSSES

  At December 31, 2001, the allowance for loan losses was $3.3 million, a 10% increase from the end of 2000. The ratio of the allowance to total loans was 1.51% at December 31, 2001 and 1.09% at December 31, 2000. The ratio of net loan losses to average loans outstanding for 2001 was 0.10% compared to 0.09% for 2000. The ratio of non-accrual loans, restructured loans, and loans delinquent more than 90 days to total loans decreased to 0.55% at December 31, 2001 from .91% at the end of 2000. The ratio of real estate secured loans to total loans decreased to 82% at the end of 2001 from 87% at the end of 2000.

    An allowance for loan losses is maintained to absorb losses in the existing loan portfolio. The allowance is a function of specific loan allowances, general loan allowances based on historical loan loss experience and current trends, and allowances based on general economic conditions that affect the collectibility of the loan portfolio. These can include, but are not limited to exposure to an industry experiencing problems, changes in the nature or volume of the portfolio and delinquency and nonaccrual trends. The portfolio review and calculation of the allowance is performed by management on a continuing basis.

    All loan reserves are subject to regulatory examinations and determination as to the appropriateness of the methodology and adequacy on an annual basis.

    The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $1,126,700 and $1,007,408 as of December 31, 2001 and 2000, respectively.

    The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately 10 classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $1,136,171 and $1,222,709 as of December 31, 2001 and 2000, respectively.

    Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans. The unallocated portion of allowance was higher at December 31, 2001, than it was at December 31, 2000. The weak economy and an increase in commercial loans warrant a larger unallocated reserve. If the Bank were to incur a loss on one of its larger loans, it could decrease the unallocated reserve significantly.

    During the years ended December 31, 1997 through 2001, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of possible future credit losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators is a consideration in determining the required total allowance.

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

FUNDING SOURCES

  Total deposits at December 31, 2001 decreased by $26.5 million to $265.5 million from the end of 2000. Interest-bearing accounts decreased by $28.5 million and non-interest bearing deposits increased by $2.0 million. Overall deposit contraction is a result of the Company's efforts to reduce interest rate risk on its balance sheet. The Company made a concerted effort to reduce the level of high-yield deposits.

    Due to the loan sales, a significant decline in higher costing deposits, and other borrowings was accomplished. Advances from the Federal Home Loan Bank decreased to $45 million at the end of 2001 compared to $50 million at the end of 2000. Borrowings for federal funds purchased, securities sold under agreements to repurchase and notes payable to the US Treasury decreased by $1.5 million from December 31, 2000 to 2001.

CAPITAL

  At December 31, 2001, shareholders' equity was $32.6 million, an increase of $2.1 million from 2000. The increase in stockholders' equity was largely due to a $1.3 million fair market value adjustment of the investment portfolio as required by Statement No. 115 of the Financial Accounting Standards Board. The Company paid shareholders dividends totaling $974,784, and net income for 2001 was $1.9 million. In addition, the Company purchased and retired common stock for $79,044 in 2001. Stockholders' equity amounted to 9.14% of total assets at December 31, 2001 compared to 7.86% at the end of 2000. The decrease in this ratio was caused by asset growth, but remains at a very strong level.

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

    In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2001 and 2000. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

		At December 31
		Carrollton Bancorp		Carrollton Bank
Ratio	Minimum	2001	2000	2001	2000

Leverage Ratio	4%	8.9%	7.8%	7.7%	7.4%
Risk-based Capital:
Tier 1 (Core)	4%	13.2%	11.0%	11.4%	9.7%
Tier 2 (Total)	8%	14.6%	12.2%	12.7%	10.8%

LIQUIDITY

  Liquidity management ensures that funds are available when required to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities and can be raised by liquidating assets or through additional borrowings. Securities classified as available for sale can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has unsecured lines of credit outstanding under which it could borrow $4 million, and has borrowing capacity with the Federal Home Loan Bank of $52 million, which is collateralized by a security interest in the Company's residential first mortgage loans as well as pledged investment securities.

    At December 31, 2001, the Company had outstanding loan commitments and unused lines of credit totaling $93.8 million. Of this total, management places a high probability for funding within 1 year on approximately $30.0 million. The remaining amount is mainly unused home equity lines of credit on which management places a low probability for required funding.

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

    At December 31, 2001, the Company was in a liability sensitive position amounting to 5.0% of assets within a one-year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. Although the Company was at a negative asset/liability position at December 31, 2001, the Company can experience significant volatility in its asset/liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management continues to work to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment.

    The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2001. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been allocated evenly over a five year period. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

    Period from December 31, 2001 in which assets and
liabilities reprice

	0 to 90 days	91 to 365 days	1 to 2 years	2 to 5 years	> 5 year

ASSETS:
Short term investments	$1,381	$—	$—	$—	$—
Securities	44,427	16,731	20,213	17,726	8.615
Loans	83,778	5,157	11,775	40,566	79,264

	129,586	21,888	31,988	58,292	87,879

LIABILITIES:
Deposits	28,383	61,360	72,629	102,707	450
Borrowings	11,890	—	—	45,000	—

	40,273	61,360	72,629	147,707	450

Gap position:
Period	89,313	(39,472)	(40,641)	(89,415)	87,429
% of Assets	23.0%	(10.2)%	(10.5)%	(23.0)%	22.5%
Cumulative	89,313	49,841	9,200	(80,215)	7,214
% of Assets	23.0%	12.8%	2.4%	(20.7)%	1.9%
Cumulative risk sensitive assets to risk sensitive liabilities	3.22	1.49	1.05	0.75	1.02

NEW ACCOUNTING PRONOUNCEMENTS

  FASB Statement No. 141, Business Combinations requires that business combinations be accounted for using the purchase method. The popular pooling-of-interest method is no longer permitted. This Statement applies to business combinations initiated after June 30, 2001.

    FASB Statement No. 142, Goodwill and Other Intangible Assets changes the accounting for acquired goodwill and other intangibles. Annually, management should review these items to determine if they should be reduced due to impairment. Systematic amortization is no longer permitted. The effective date of the Statement is for fiscal years beginning after December 15, 2001. Core deposit intangibles are not goodwill and are still amortizable. The Company has no goodwill on its balance sheet. It does have a core deposit intangible. The Company complies with the provisions of the Statement.

    FASB Statement No. 143, Accounting for Asset Retirement Obligations applies to legal obligations associated with retirement of a tangible long-lived asset. The statement requires that management recognize the fair value of an asset retirement obligation in the period incurred, adding capitalization of this cost to the cost of the asset. Annually the asset, including the capitalized cost, should be reviewed for impairment. The effective date of the Statement is for years beginning after June 15, 2002.

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

		At December 31
		Carrollton Bancorp		Carrollton Bank
Ratio	Minimum	2000	1999	2000	1999

Leverage Ratio	4%	7.8%	7.3%	7.4%	7.0%
Risk-based Capital:
Tier 1 (Core)	4%	11.0%	11.0%	9.7%	10.6%
Tier 2 (Total)	8%	12.2%	12.4%	10.8%	11.7%

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

Period from December 31, 2000 in which assets and liabilities reprice

	0 to 90 days	91 to 365 days	1 to 2 years	2 to 5 years	> 5 year

ASSETS:
Short term investments	$309	$—	$—	$—	$—
Securities	13,540	713	4,450	25,377	29,302
Loans	72,765	24,820	13,714	48,379	118,342

	86,614	25,533	18,164	73,756	147,644

LIABILITIES:
Deposits	27,299	85,816	39,878	139,000	28
Borrowings	18,357	—	—	45,000	—

	45,656	85,816	39,878	184,000	28

Gap position:
Period	40,958	(60,283)	(21,714)	(110,244)	147,616
% of Assets	10.6%	(15.5)%	(5.6)%	(28.4)%	38.1%
Cumulative	40,958	(19,325)	(41,039)	(151,283)	(3,667)
% of Assets	10.6%	(5.0)%	(10.6)%	(39.0)%	(0.9)%
Cumulative risk sensitive assets to risk sensitive liabilities	1.90	0.85	0.76	0.57	0.99

NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board issued three standards and one interpretation during 2000. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, is an amendment of FASB Statement No. 133. FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is also an amendment of FASB Statement No. 133. Both were effective in the first quarter of the fiscal year beginning after June 15, 2000. The Company does not own or trade derivative instruments. The Company does not transact in hedging activities.

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
Baltimore, Maryland

  We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001, in conformity with accounting principals generally accepted in the United States of America.

Rowles & Company, LLP

Baltimore, Maryland
February 26, 2002

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2000

ASSETS
Cash and due from bank	$19,276,101	$26,249,660
Federal funds sold	1,380,865	309,168
Investment securities:
Available for sale	107,687,169	73,332,186
Held to maturity	25,000	50,000
Loans held for sale	361,034	1,652,863
Loans, less allowance for loan losses of $3,338,807 and $3,024,290	216,839,176	273,342,745
Premises and equipment	7,121,828	7,888,541
Accrued interest receivable	2,240,990	2,602,151
Deferred income taxes	—	316,436
Other assets	2,262,777	2,202,820

	$357,194,940	$387,946,570

LIABILITES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$39,986,174	$37,953,473
Interest-bearing	225,542,546	254,070,668

Total deposits	265,528,720	292,024,141
Federal funds purchased and securities sold under agreement to repurchase	11,232,829	12,372,519
Advances from the Federal Home Loan Bank	45,000,000	50,000,000
Notes payable — U.S. Treasury	657,726	984,859
Accrued interest payable	550,753	698,270
Deferred income taxes	335,855	—
Accrued income taxes	280,785	83,392
Other liabilities	959,968	1,301,385

	324,546,636	357,464,566

Shareholders' equity
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,701,254 in 2001 and 2,707,733 in 2000.	2,701,254	2,707,733
Surplus	17,017,446	17,090,011
Retained earnings	11,680,425	10,722,132
Accumulated other comprehensive income	1,249,179	(37,872)

	32,648,304	30,482,004

	$357,194,940	$387,946,570

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2001	2000	1999

INTEREST INCOME
Interest and fees on loans	$18,183,405	$22,161,116	$17,909,278
Interest and dividends on securities:
Taxable interest income	4,591,732	3,061,959	2,695,068
Nontaxable interest income	268,330	589,515	1,246,279
Dividends	128,333	144,729	119,588
Interest on federal funds sold and other interest income	660,824	768,729	285,683

Total interest income	23,832,624	26,726,048	22,255,896

INTEREST EXPENSE
Deposits	9,345,738	11,457,037	7,984,401
Borrowings	3,526,617	4,464,647	2,969,248

Total interest expense	12,872,355	15,921,684	10,953,649

Net interest income	10,960,269	10,804,364	11,302,247
PROVISION FOR LOAN LOSSES	550,000	448,000	597,840

Net interest income after provision for loan losses	10,410,269	10,356,364	10,704,407

NONINTEREST INCOME
Service charges on deposit accounts	1,145,622	1,201,836	1,331,611
Brokerage commissions	1,015,720	1,273,855	1,013,251
Other fees and commissions	5,252,236	5,162,891	6,522,446
Gain on sale of merchant services unit	—	—	1,554,526
Gains (losses) on security sales	(2,725)	256,252	239,669
Gains (losses) on loan sales	(254,409)	18,212	249,940

Total noninterest income	7,156,444	7,913,046	10,911,443

NONINTEREST EXPENSES
Salaries	5,272,330	5,658,923	5,579,917
Employee benefits	1,046,493	1,090,372	1,303,254
Occupancy	1,547,189	1,705,230	1,590,417
Furniture and equipment	1,775,507	1,734,149	1,498,386
Other operating expenses	5,175,985	5,756,673	7,892,580

Total noninterest expenses	14,817,504	15,945,347	17,864,554

Income before income taxes	2,749,209	2,324,063	3,751,296
INCOME TAXES	816,132	576,531	905,249

NET INCOME	$1,933,077	$1,747,532	$2,846,047

NET INCOME PER SHARE-BASIC	$0.71	$0.64	$1.01

NET INCOME PER SHARE-DILUTED	$0.71	$0.64	$1.01

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
				Retained Earnings		Comprehensive Income
	Shares	Par Value	Surplus

BALANCE, DECEMBER 31, 1998	1,414,744	$14,147,440	$7,559,137	$7,964,293	$1,201,658
Net Income		—	—	2,846,047	—	$2,846,047
Changes in net unrealized holding gains (losses) on available for sale securities, net of tax		—	—	—	(2,056,351)	(2,056,351)

Comprehensive Income						$789,696

Shares acquired and cancelled	(47,334)	(101,406)	(811,848)	—	—
Stock split in the form of a 100% stock dividend	1,409,494	14,094,940	(14,094,940)	—	—
Change Par Value from $10 to $1		(25,364,070)	25,364,070	—	—
Cash dividends, $0.3075		—	—	(864,393)	—

BALANCE, DECEMBER 31, 1999	2,776,904	2,776,904	18,016,419	9,945,947	(854,693)
Net Income		—	—	1,747,532	—	$1,747,532
Changes in net unrealized holding gains (loses) on available for sale securities, net of tax		—	—	—	816,821	816,821

Comprehensive Income						$2,564,353

Shares acquired and cancelled	(69,171)	(69,171)	(926,408)	—	—
Cash dividends, $0.355			—	(971,347)	—

BALANCE, DECEMBER 31, 2000	2,707,733	2,707,733	17,090,011	10,722,132	(37,872)
Net Income		—	—	1,933,077	—	$1,933,077
Changes in net unrealized holding gains (losses) on available for sale securities, net of tax		—	—	—	1,287,051	1,287,051

Comprehensive Income						$3,220,128

Shares acquired and cancelled	(6,479)	(6,479)	(72,565)	—	—
Cash dividends, $0.36		—	—	(974,784)	—

BALANCE, DECEMBER 31, 2001	2,701,254	$2,701,254	$17,017,446	$11,680,425	$1,249,179

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$24,351,974	$26,492,522	$21,978,252
Fees and commissions received	6,972,424	7,670,305	10,912,726
Interest paid	(13,019,872)	(15,715,142)	(10,697,617)
Cash paid to suppliers and employees	(13,329,307)	(13,810,326)	(17,534,032)
Proceeds from sale of loans held for sale	1,126,288	8,191,350	19,229,922
Origination of loans held for sale, net of principal reduction	165,541	(7,268,079)	(18,043,944)
Income taxes paid	(803,760)	(71,992)	(731,108)

	5,463,288	5,488,638	5,114,199

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	25,000	—	870,000
Proceeds from sales of securities available for sale	3,298,320	22,875,393	14,728,042
Proceeds from maturities of securities available for sale	156,221,001	9,600,000	10,004,025
Purchase of securities available for sale	(191,938,361)	(28,460,972)	(39,170,091)
Loans made, net of principal collected	2,612,239	(13,936,533)	(41,660,723)
Purchase of loans, net of principal collected	17,791,957	(5,243,168)	(8,878,946)
Proceeds from sale of loans	35,294,964	—	—
Purchase of premises and equipment	(668,039)	(884,125)	(2,859,938)
Proceeds of sale of premises and equipment	13,841	—	—

	22,650,922	(16,049,405)	(66,967,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	(25,043,765)	31,568,708	25,567,546
Net increase (decrease) in other deposits	(1,451,656)	(1,994,432)	(96,706)
Net increase (decrease) in other borrowed funds	(6,466,823)	(18,123,654)	33,249,673
Common stock repurchase and retirement	(79,044)	(995,414)	(913,254)
Dividends paid	(974,784)	(971,512)	(864,393)

	(34,016,072)	9,483,696	56,942,866

Net increase (decrease) in cash and cash equivalents	(5,901,862)	(1,077,071)	(4,910,566)
Cash and cash equivalents at beginning of year	26,558,828	27,635,899	32,546,465

Cash and cash equivalents at end of year	$20,656,966	$26,558,828	$27,635,899

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITES
Net income	$1,933,077	$1,747,532	$2,846,047
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITES
Provision for loan losses	550,000	448,000	597,840
Deprecation and amortization	1,598,037	1,260,377	1,238,373
Deferred income taxes	(157,515)	49,634	(13,111)
Amortization of premiums and discounts	158,190	111,443	42,618
(Gains) losses on disposal of securities	2,725	(256,252)	(239,669)
Loans held for sale made, net of principal sold	1,291,829	923,271	1,185,978
(Gains) losses on sale of loans	254,409	(18,212)	(249,940)
Loss on sale and write-down of premises and equipment	25,307	274,172	—
(Increase) decrease in:
Accrued interest receivable	361,161	(221,143)	(320,262)
Prepaid income taxes	—	525,627	—
Other assets	(262,391)	364,869	92,255
Increase (decrease) in:
Accrued interest payable	(147,517)	206,542	256,032
Income taxes payable	197,393	83,392	(338,182)
Other liabilities	(341,417)	(10,614)	16,220

	$5,463,288	$5,488,638	$5,114,199

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

  Business – The Company provides commercial banking and brokerage services to businesses and individuals in Baltimore and surrounding areas of central Maryland, and also makes residential mortgage loans in Virginia, Pennsylvania and Delaware.

  Principles Of Consolidation – The consolidated financial statements include the accounts of Carrollton Bancorp (the Company) and its subsidiary Carrollton Bank (the Bank). Intercompany balances and transactions have been eliminated.

  The Parent Only financial statements of the Company account for the Bank using the equity method of accounting.

  Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

  Investment Securities – Investment securities in the portfolio are classified as either available for sale or held to maturity. The Company does not currently conduct short term purchase and sale transactions of investment securities which would be classified as trading securities.

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

  Loans Held for Sale – Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined using the specific-identification method.

  Loans and Allowance For Loan Losses – Loans are stated at face value, plus deferred origination costs, less unearned discount, deferred origination fees, and the allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. Origination fees and costs are deferred and amortized to income over the estimated terms of the loans. Accrual of interest is discontinued generally when the collection of principal or interest reaches 90 days past due, or earlier if collection becomes uncertain based upon the financial weakness of the borrower or the realizable value of the collateral. Management may grant a waiver from nonaccrual status for a 90 day past due loan that is well secured or in the process of collection. Nonaccrual loans are returned to accrual status when all past due principal and interest has been collected, and the remainder of the loan is judged to be fully collectible. Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal.

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

  Premises and Equipment – Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives using the straight-line method. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Accumulated depreciation includes provisions for declines in the value of land and buildings.

  Intangible Assets – The premium paid for deposits acquired is being amortized to expense on the straight line basis over 15 years. The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced. The amortization period is adjusted quarterly for changes in the prepayment speed of the loans serviced. Intangible assets are included in other assets on the Consolidated Balance Sheets.

  Income Taxes – The provision for income taxes includes taxes payable for the current year and deferred income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets may also include tax credit carryovers that the Company expects to offset against future tax obligations.

  Per Share Data – Basic net income per common share is determined by dividing net income by the weighted average shares of common stock outstanding giving retroactive effect to any stock dividends and splits declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed using the "treasury stock" method.

  Comprehensive Income – The Company adopted Statement No. 130 of the Financial Accounting Standards Board, Reporting Comprehensive Income, in 1998. Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale, net of income taxes.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

  Banks are required to carry cash reserves with the Federal Reserve Bank or maintain cash on hand of specified percentages of deposit balances. The Bank's normal amount of cash on hand, which averaged $13.7 million and $14.8 million during 2001 and 2000 respectively, is sufficient to satisfy the reserve requirements.

  In order to cover the costs of services provided by correspondent banks, the Company maintains compensating balances at these correspondent banks, or pays fees in the event the credit earned on balances is not sufficient to cover activity charges. During 2001 and 2000, the Company maintained average compensating balances of approximately $1,000,000 which was maintained at the Federal Reserve Bank. In addition, the Company paid $63,423, $50,058, and $63,667, respectively, in bank account charges in 2001, 2000, and 1999.

3. INVESTMENT SECURITIES

  Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Market value

December 31, 2001
AVAILABLE FOR SALE
U.S. Government agency	$64,711,849	$549,052	$18,645	$65,242,256
Mortgage backed securities	19,758,761	256,125	40,137	19,974,749
State and municipal	5,891,946	16,571	49,423	5,859,094
Corporate bonds	7,739,978	167,823	5,521	7,902,280
Federal Home Loan Bank stock	3,250,000	—	—	3,250,000
Equity securities	4,299,478	1,264,180	104,868	5,458,790

	$105,652,012	$2,253,751	$218,594	$107,687,169

HELD TO MATURITY
Foreign Bonds	$25,000	$—	$—	$25,000

December 31, 2000
AVAILABLE FOR SALE
U.S. Treasury	$799,959	$416	$625	$799,750
U.S. Government agency	55,414,430	13,035	439,980	54,987,485
Mortgage backed securities	5,242,307	76,835	10,885	5,308,257
State and municipal	6,206,170	5,129	83,475	6,127,824
Federal Home Loan Bank stock	3,250,000	—	—	3,250,000
Equity securities	2,481,021	553,509	175,660	2,858,870

	$73,393,887	$648,924	$710,625	$73,332,186

HELD TO MATURITY
Foreign Bonds	$50,000	$—	$—	$50,000

  Contractual maturities of debt securities at December 31, 2001 and 2000 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2001
	Available for sale		Held to maturity
Maturing	Amortized cost	Market value	Amortized cost	Market value

Within one year	$16,254,817	$16,275,679	$—	$—
Over one to five years	55,254,938	55,919,594	25,000	25,000
Over five to ten years	3,080,899	3,099,590	—	—
Over ten years	3,753,119	3,708,767	—	—
Mortgage backed securities	19,758,761	19,974,749	—	—

	$98,102,534	$98,978,379	$25,000	$25,000

	December 31, 2000
	Available for sale		Held to maturity
Maturing	Amortized Cost	Market Value	Amortized Cost	Market Value

Within one year	$9,748,598	$9,750,853	$25,000	$25,000
Over one to five years	27,143,351	27,001,153	25,000	25,000
Over five to ten years	21,753,777	21,458,136	—	—
Over ten years	3,774,833	3,704,917	—	—
Mortgage backed securities	5,242,307	5,308,257	—	—

	$67,662,866	$67,223,316	$50,000	$50,000

  At December 31, 2001 and 2000, securities with a cost basis of $34,268,569 (market value of $34,760,967), and $20,415,830 (market value of $20,175,840) were pledged as collateral for government deposits, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

  In 2001, 2000, and 1999, the Company realized gains on sales of securities of $0, $491,480, and $478,820, respectively, and losses of $2,725, $235,228, and $239,151. Income taxes on net security gains were ($1,052) $99,356, and $92,560 in 2001, 2000, and 1999, respectively.

4. LOANS

  Major classifications of loans are as follows:

	2001	2000

Real estate
Residential	$117,617,158	$188,658,857
Commercial	52,675,033	45,963,998
Construction and land development	10,116,583	4,958,938
Demand and time	33,982,346	28,981,256
Lease financing	1,328,828	2,242,679
Installment and credit card	4,458,035	5,561,307

	220,177,983	276,367,035
Allowance for loan losses	3,338,807	3,024,290

Loans, net	$216,839,176	$273,342,745

The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.
The maturity and rate repricing distribution of the loan portfolio is as follows:
Repricing or maturing within one year	$88,783,498	$86,207,845
Maturing over one to five years	52,341,290	38,949,836
Maturing over five years	79,053,195	151,209,354

	$220,177,983	$276,367,035

Loan balances have been adjusted by the following deferred amounts:
Deferred origination costs and premiums	$1,035,380	$2,840,701
Deferred origination fees and unearned discounts	(701,625)	(942,771)

Net deferred costs	$333,755	$1,897,930

  Transactions in the allowance for loan losses were as follows:

	2001	2000	1999

Beginning balance	$3,024,290	$2,836,291	$2,387,732
Provision charged to operations	550,000	448,000	597,840
Recoveries	66,658	124,398	153,544

	3,640,948	3,408,689	3,139,116
Loans charged off	302,141	384,399	302,825

Ending balance	$3,338,807	$3,024,290	$2,836,291

  At December 31, 2001, 2000, and 1999, the accrual of interest has been discontinued on loans of $387,037, $622,392, and $240,569, respectively. The amount of interest income that would have been recorded in 2001, 2000, and 1999 on non-accrual loans if those loans had been handled in accordance with their contractual terms totaled $16,109, $28,689, and $12,880, respectively. The amount of interest income actually recorded on non-accrual loans totaled $1,239, $3,892, and $5,549 for 2001, 2000, and 1999, respectively.

  At December 31, 2001, 2000, and 1999, the Company had one impaired loan to the same borrower amounting to $598,644, $633,302, and $330,987, respectively that was classified as impaired because it had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $616, 358, $342,416, and $369,776, in 2001, 2000, and 1999, respectively. During 2001, 2000, and 1999, the Company received total payments on impaired loans of $99,868, $42,153, and $100,837, respectively. Of these amounts, $65,210, $27,817, and $23,259, were recorded as interest income for 2001, 2000, and 1999, respectively. The remainder was applied to reduce principal.

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

  Amounts past due 90 days or more, excluding restructured and nonaccrual loans are as follows:

	2001	2000	1999

Mortgage	$108,596	$434,346	$306,394
Demand and time	114,863	847,360	530,804
Installment and credit card	—	—	—

	$223,459	$1,281,706	$837,198

  The Company continues to accrue interest on these loans since the fair value of the collateral is considered adequate to assure collection of all principal and interest amounts due and the loan is in the process of collection. Loans with a balance of $33,527,799 and $81,961,376 were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2001 and 2000, respectively.

5. CREDIT COMMITMENTS

  Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	2001	2000	1999

LOAN COMMITMENTS
Mortgage loans	$—	$254,467	$17,367,687
Construction and land development	10,275,089	7,882,392	598,572
Commercial loans	17,608,000	8,620,000	1,390,000
Installment loans	579,682	92,376	10,100

	$28,462,771	$16,849,235	$19,366,359

UNUSED LINES OF CREDIT
Home equity lines	$54,798,129	$56,579,164	$58,693,062
Commercial lines	10,057,019	12,038,420	12,503,963
Unsecured consumer lines	525,714	2,170,715	1,613,248

	$65,380,862	$70,788,299	$72,810,273

LETTERS OF CREDIT	$2,871,588	$1,392,352	$1,488,000

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

  The Company's exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company is not aware of any accounting loss it would incur by funding the above commitments.

6. RELATED PARTY TRANSACTIONS

  The Company's executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2001, 2000 and 1999, transactions in related party loans were as follows:

	2001	2000	1999

Beginning balance	$1,915,984	$2,031,292	$2,533,672
Additions	664,183	197,290	859,354
Repayments	(179,367)	(312,598)	(241,861)
Changes in executive officers and directors	2,863,586	—	(562,033)
Adjustment to treat loans guaranteed by multiple directors as a single indebtedness	—	—	(557,840)

	$5,264,386	$1,915,984	$2,031,292

  A director of the Company is a partner in a law firm that provides legal services to the Company and its subsidiary. During the years ended December 31, 2001, 2000, and 1999, amounts paid to the law firm in connection with those services were $173,737, $166,522, and $146,250, respectively.

  A director of the Company is President of an insurance brokerage through which the Company and its subsidiary place various insurance policies. During the years ended December 31, 2001, 2000, and 1999, amounts paid to the insurance brokerage for insurance premiums were $249,889, $57,656, and $110,528, respectively.

  A first year director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and its subsidiaries contracted for appraisal and management services amounting to $5,021 in 2001.

7. PREMISES AND EQUIPMENT

  A summary of premises and equipment is as follows:

	2001	2000

Land and improvements	$864,474	$864,474
Buildings	3,428,461	3,418,861
Leasehold improvements	2,209,352	2,867,347
Equipment and fixtures	10,133,419	10,416,975

	16,635,706	17,567,657
Accumulated depreciation and amortization	9,513,878	9,679,116

	$7,121,828	$7,888,541

  Depreciation and amortization of premises and equipment was $1,365,767, $1,136,243, and $1,128,263, for 2001, 2000, and 1999, respectively. Amortization of intangible assets, excluding amortization of deposit premiums, was $109,090, $124,134, and $110,110 for 2001, 2000, and 1999, respectively. The Company decreased the depreciable life of ATM machines in May 2001, based on its evaluation of the useful lives of the machines. This change increased depreciation expense that would have been recorded in 2001 on ATM machines by $261,000.

  During the year-ended December 31, 2000, the Company reduced the book value of its Baltimore Street branch to its estimated fair value of $140,000. The write-down of $189,745 is included in occupancy expense on the Consolidated Statements of Income. The fair value of the property represents the amount of a recent offer for the property.

8. DEPOSITS

  Major classifications of interest-bearing deposits are as follows:

	2001	2000

NOW and SuperNOW	$41,444,543	$36,235,651
Money market	38,884,811	48,074,964
Savings	43,457,591	42,961,679
Certificates of deposit of $100,000 or more	23,429,810	34,142,844
Other time deposits	78,325,791	92,655,530

	$225,542,546	$254,070,668

Certificates of deposit of $100,000 or more mature as follows:
Three months or less	$6,887,393	$7,415,536
Over three through twelve months	2,016,441	11,457,285
Over one to five years	14,525,976	15,270,023

	$23,429,810	$34,142,844

  Interest expense associated with certificates of deposit of $100,000 or more was $1,910,347, $1,756,939, and $795,285, for the years ended December 31, 2001, 2000, and 1999, respectively.

  Other time deposits mature as follows:

	2001	2000

Maturing within one year	$49,600,440	$63,459,805
Maturing over one to five years	28,697,507	29,167,881
Maturing over five years	27,844	27,844

	$78,325,791	$92,655,530

9. BRANCH ACQUISITION

On June 23, 1995, the Company acquired a branch office from First Union National Bank of Maryland. This branch had total deposits at the date of acquisition of $22,765,077. The Company also acquired related real estate and equipment of $530,000 and loans of $17,303. The deposit premium of $1,847,663 is being amortized using the straight line method over 15 years. Amortization expense was $123,180 for 2001, 2000, and 1999, respectively. The remaining unamortized balance at December 31, 2001 and 2000 was $1,046,993 and $1,170,173, respectively. This amount is included in other assets in the Consolidated Balance Sheets.

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

	2001	2000	1999

Total outstanding at period end	$11,232,829	$12,372,519	$13,650,176
Average amount outstanding during period	13,058,607	14,943,138	14,584,035
Maximum amount outstanding at any month end	14,765,870	20,116,442	18,912,001
Weighted average interest rate at period end	0.83%	5.47%	4.80%
Weighted average interest rate for the period	2.91%	5.37%	4.42%

  Notes payable - U.S. Treasury are Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve Bank on a periodic basis. The Company pays interest on these deposits at a slight discount to the federal funds sold rate.

  Advances from the Federal Home Loan Bank (FHLB) of Atlanta amounted to $45,000,000 and $50,000,000 at December 31, 2001 and 2000, respectively. Advances averaged $46,054,795 and $56,191,257 for 2001 and 2000, respectively, with weighted average costs of 6.80% for 2001 and 6.45% for 2000. At December 31, 2001, the advances carried a weighted average interest rate of 6.83%, and matured at dates ranging from March 26, 2008 to May 24, 2010. At December 31, 2000, the advances carried a weighted average interest rate of 6.58%, and matured at dates ranging from March 19, 2001 through May 24, 2010. The Bank has a total secured line of $52 million with the FHLB for which the Bank granted the FHLB a security interest in its residential first mortgage loans, as well as pledged investment securities.

  As noted above, the Company borrows under available unsecured federal funds lines of credit of $4 million with other institutions. The balance outstanding under these lines was $1,000,000 and $700,000 at December 31, 2001 and 2000, respectively. These lines bear interest at the then current federal funds rate of the correspondent bank.

11. OTHER OPERATING EXPENSES

  Other operating expenses include the following:

	2001	2000	1999

ATM services	$1,539,670	$2,039,858	$2,088,009
Data processing services	725,179	745,849	684,306
Professional services	398,553	374,330	274,178
Telephone	288,710	234,371	247,679
Marketing	190,787	584,446	661,751
Postage and freight	163,929	153,807	180,630
Directors' fees	149,775	124,893	132,025
Printing, stationery, and supplies	147,118	214,406	275,829
Liability insurance	140,230	130,550	90,319
Deposit premium amortization	123,180	123,180	123,180
Software amortization	109,090	124,134	110,110
Merchant credit card services	16,813	22,036	1,465,476
Other	1,182,951	884,813	1,559,088

	$5,175,985	$5,756,673	$7,892,580

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

  Information with respect to options outstanding is as follows for the years ended December 31:

	2001		2000		1999
	Shares	Option Price Range	Shares	Option Price Range	Shares	Option Price Range

Outstanding at beginning of year	108,699		104,600		70,400
Granted	46,000	$10.20 to $11.49	36,100	$14.13	59,400	$16.13 to $16.25
Exercised	—		—		—
Expired/Canceled	—		(32,001)	$14.13 to $18.68	(25,200)

Outstanding at end of year	154,699	$10.20 to $19.00	108,699	$14.13 to $19.00	104,600	$16.13 to $19.00

Exercisable at December 31	78,820		47,928		17,067

  The value of each option is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2001, 2000 and 1999.

	2001	2000	1999

Dividend yield	3.13% to 3.53%	2.51%	1.97% to 1.98%
Expected volatility	23.52%	30.83%	25.47%
Risk free rate	5.18% to 5.67%	5.76% to 6.35%	5.68 to 6.42%
Expected lives	10 years	10 years	10 years

The Company uses the intrinsic value method to account for stock based compensation plans. Because the option price of stock options granted was equal to the market price of the common stock at the date of grant for all options granted, no compensation expense related to the options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31, 2001, 2000, and 1999.

	2001	2000	1999

Net Income:
As Reported	$1,933,077	$1,747,532	$2,846,047
Pro forma	$1,878,547	$1,669,531	$2,763,829
Basic Earnings Per Share:
As Reported	$0.71	$0.64	$1.01
Pro forma	$0.69	$0.61	$0.99
Diluted Earnings Per Share:
As reported	$0.71	$0.64	$1.01
Pro forma	$0.69	$0.61	$0.99

13. NET INCOME PER SHARE

  The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

	2001	2000	1999

BASIC:
Net income (applicable to common stock)	$1,933,077	$1,747,532	$2,846,047
Average common shares outstanding	2,707,165	2,736,263	2,817,458
Basic net income per share	$0.71	$0.64	$1.01
DILUTED:
Average common shares outstanding	2,707,165	2,736,263	2,817,458
Stock option adjustment	907	–	–

Average common shares outstanding-diluted	2,708,072	2,736,263	2,817,458

Diluted net income per share	$0.71	$0.64	$1.01

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

	2001	2000	1999

Net Income	$1,933,077	$1,747,532	$2,846,047

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) during the period	2,094,132	1,587,011	(3,110,528)
Less: Adjustment for security (gains) losses	2,725	(256,252)	(239,669)

Other comprehensive income before tax	2,096,857	1,330,759	(3,350,197)
Income taxes on comprehensive income	(809,806)	(513,938)	1,293,846

Other comprehensive income after tax	1,287,051	816,821	(2,056,351)

Comprehensive income	$3,220,128	$2,564,353	$789,696

15. CAPITAL STANDARDS

The Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2001 and 2000, the capital ratios and minimum capital requirements are as follows.

	Actual		Minimum Capital Adequacy		To be Well Capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

DECEMBER 31, 2001
Total Capital (to risk-weighted assets)
Consolidated	$35,081,699	14.59%	$19,231,120	8.0%	$24,038,900	10.0%
Carrollton Bank	$30,271,520	12.69%	$19,087,760	8.0%	$23,859,700	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	$31,773,207	13.22%	$9,615,560	4.0%	$14,423,340	6.0%
Carrollton Bank	$27,281,943	11.43%	$9,543,880	4.0%	$14,315,820	6.0%
Tier 1 Capital (to average assets)
Consolidated	$31,773,207	8.85%	$14,359,000	4.0%	$17,948,750	5.0%
Carrollton Bank	$27,281,943	7.67%	$14,219,951	4.0%	$17,774,939	5.0%
DECEMBER 31, 2000
Total Capital (to risk-weighted assets)
Consolidated	$32,328,465	12.17%	$21,250,668	8.0%	$26,563,317	10.0%
Carrollton Bank	$28,590,100	10.79%	$21,198,800	8.0%	$26,498,500	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	$29,311,831	11.03%	$10,625,334	4.0%	$15,937,990	6.0%
Carrollton Bank	$25,565,811	9.65%	$10,599,400	4.0%	$15,899,100	6.0%
Tier 1 Capital (to average assets)
Consolidated	$29,311,831	7.75%	$15,130,280	4.0%	$18,912,850	5.0%
Carrollton Bank	$25,565,811	7.40%	$13,817,827	4.0%	$17,519,427	5.0%

  Tier 1 capital consists of capital stock, surplus, and retained earnings. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

  Failure to meet the capital requirements could affect the Company's ability to pay dividends and accept deposits and may significantly affect the operations of the Company.

  As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

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

  The following table sets forth the financial status of the plan:

	2001	2000	1999

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$6,759,948	$6,105,017	$6,215,846
Service cost	387,560	368,350	411,073
Interest cost	473,302	452,403	431,592
Actuarial gain	(103,963)	136,939	(656,826)
Benefits paid	(291,631)	(302,761)	(296,668)

Benefit obligation at end of year	7,225,216	6,759,948	6,105,017

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$6,990,732	$6,666,006	$5,961,647
Actual return on plan assets	(255,939)	(26,632)	1,001,027
Employer contribution	292,089	654,119	–
Benefits paid	(291,631)	(302,761)	(296,668)

Fair value of plan assets at end of year	6,735,251	6,990,732	6,666,006

Funded status	(489,965)	230,784	560,989
Unrecognized net actuarial loss (gain)	675,944	(106,226)	(915,047)
Unrecognized prior service cost	149,625	200,690	251,755
Unrecognized net transition (asset)	–	–	(6,504)

Prepaid (accrued) benefit cost	$335,604	$325,248	$(108,807)

ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT OBLIGATION WERE AS FOLLOWS:
Discount rates	7.25%	7.50%	7.75%
Rates of increase in compensation levels	5.50%	5.50%	5.50%
Long-term rate of return on assets	9.00%	9.00%	9.00%
NET PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
Service cost	$387,560	$368,350	$411,073
Interest cost	473,302	452,403	431,592
Estimated return on assets	(630,194)	(617,835)	(524,129)
Net amortization and deferral	51,065	17,146	4,586

Net pension expense	$281,733	$220,064	$323,122

  The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. The Company's contributions to this plan, included in expenses, were $280,333, $94,143, and $83,872 for 2001, 2000 and 1999, respectively.

17. CONTINGENCIES

During 2001, the Company brought legal action against Fujitsu-ICL. Systems, Inc. seeking recovery of $472,480. This represents funds held by a subcontractor of Fujitsu-ICL Systems, Inc. which was the party provider of ATM replenishment services for the Company. While the subcontractor has filed for bankruptcy protection from its creditors, the Company's claim is against Fujitsu-ICL Systems, Inc. The subcontractor provided armoured car services for Fujitsu-ICL Systems, Inc. in connection with the ATM maintenance services Fujitsu-ICL Systems, Inc. offered. Neither the Company, nor its legal counsel, anticipate loss on this matter. Management is also working with its insurance carrier to assure the maximum protection available to the Company from the exposure. As of December 31, 2001, this amount is classified in Other Assets on the Company's balance sheet.

  On March 8, 2002, the United States District Court for the District of Maryland entered a summary judgement in favor of the Bank and against the Defendant Fujitsu-ICL Systems, Inc. in the total amount of $515,821. This judgement represents a full award to the Bank of its ATM losses, 9% pre-judgement interest, and court costs claimed in its initial complaint. The judgement entered by the court is a final judgement, but is subject to an appeal by the defendant within a 30-day time period following the entry thereof. Absent reversal of appeal, the Bank's judgement should be fully collectible as the defendant is highly solvent.

  The Company is involved in various other legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

18. INCOME TAXES

  The components of income tax expense are as follows:

	2001	2000	1999

CURRENT
Federal	$908,494	$488,351	$801,771
State	65,153	38,546	116,589

	973,647	526,897	918,360
DEFERRED	(157,515)	49,634	(13,111)

	$816,132	$576,531	$905,249

The components of the deferred tax charge (benefits) were as follows:
Provision for loan losses	$(121,621)	$(72,450)	$(173,234)
Deferred origination costs	(95,921)	(100,027)	208,052
Deferred compensation plan	(9,404)	(11,116)	(9,689)
Depreciation	15,705	141,486	81,732
Discount accretion	(2,951)	(3,917)	(1,539)
Retirement benefits	4,540	167,632	(118,433)
Ground rent losses	–	53,443	–
Write-down of building	–	(73,280)	–
Early retirement benefits	52,137	(52,137)	–

	$(157,515)	$49,634	$(13,111)

The components of the net deferred tax asset (liability) were as follows:
DEFERRED TAX ASSETS
Allowance for loan losses	$1,054,312	$932,691	$860,241
Accrued retirement benefits	–	–	41,461
Deferred compensation plan	214,784	205,380	194,264
Unrealized losses on available for sale investment securities	–	23,828	537,768
Allowance for loss on building	73,280	73,280	–
Allowance for ground rent losses	–	–	53,443
Early retirement benefits	–	52,137	–

	1,342,376	1,287,316	1,687,177

DEFERRED TAX LIABILITIES
Accrued retirement benefits	130,711	126,171	–
Deferred origination costs	277,304	373,225	473,252
Unrealized gains on available for sale investment securities	785,978	–	–
Depreciation	477,832	462,127	320,641
Discount accretion	4,387	7,338	11,255
FHLB Stock dividends	2,019	2,019	2,019

	1,678,231	970,880	807,167

NET DEFERRED TAX ASSET (LIABILITY)	$(335,855)	$316,436	$880,010

  The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2001	2000	1999

Statutory federal income tax rate	34.0%	34.0%	34.0%
INCREASE (DECREASE) RESULTING FROM:
Tax-exempt income	(13.2)	(13.9)	(12.4)
State income taxes, net of federal income tax benefit	1.3	3.1	2.0
Other	7.6	1.6	0.5

	29.7%	24.8%	24.1%

19. LEASE COMMITMENTS

  The Company leases various branch and general office facilities to conduct its operations. The leases have remaining terms which range from a period of 2 years to 7 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

  The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $642.218, $631,618, and $570,502, for 2001, 2000, and 1999, respectively.

  Lease obligations will require rent payments as follows:

Period	Minimum rentals

2002	$514,887
2003	519,301
2004	416,042
2005	276,758
2006	210,213
Remaining years	331,915

$2,269,116

20. PARENT COMPANY FINANCIAL INFORMATION

  The balance sheets for 2001 and 2000 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2001, 2000, and 1999, are presented below:

Balance Sheets

	December 31
	2001	2000

ASSETS
Cash	$251,786	$552,232
Interest-bearing deposits in subsidiary	472,894	871,777
Investment in subsidiary	28,875,143	26,474,295
Investment securities available for sale	3,584,589	2,858,870
Other assets	–	28,175

	$33,184,412	$30,785,349

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$536,108	$303,345

SHAREHOLDERS' EQUITY
Common Stock	2,701,254	2,707,733
Surplus	17,017,446	17,090,011
Retained earnings	11,680,425	10,722,132
Accumulated other comprehensive income	1,249,179	(37,872)

	32,648,304	30,482,004

	$33,184,412	$30,785,349

Statements of Income

	2001	2000	1999

INCOME
Dividends from subsidiary	$235,309	$1,300,082	$1,511,862
Interest and dividends	142,874	158,643	126,255
Security gains	(2,725)	324,645	227,593

	375,458	1,783,370	1,865,710
EXPENSES	22,034	183,218	133,466

Income before income taxes and equity in undistributed net income of subsidiary	353,424	1,600,152	1,732,244
Income tax expense	10,922	70,860	61,538

	342,502	1,529,292	1,670,706
Equity in undistributed net income of subsidiary	1,590,575	218,240	1,175,341

NET INCOME	$1,933,077	$1,747,532	$2,846,047

Statements of Cash Flows

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Cash dividends from subsidiary	$235,309	$1,300,082	$1,511,862
Interest and dividends received	128,333	133,942	127,912
Cash paid to suppliers	(32,206)	(125,687)	(136,241)
Income taxes paid	(25,256)	(1,619)	42,240

	306,180	1,306,718	1,545,773

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits	398,884	(680,858)	524,917
Proceeds from sales of securities available for sale	48,318	2,120,158	1,885,184
Purchases of securities available for sale	–	(240,727)	(2,170,701)

	447,202	1,198,573	239,400

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(974,784)	(971,347)	(864,393)
Common stock repurchase and retirement	(79,044)	(995,579)	(913,254)

	(1,053,828)	(1,966,926)	(1,777,647)

Net (decrease) increase in cash	(300,446)	538,365	7,526
Cash at beginning of year	552,232	13,867	6,341

Cash at end of year	$251,786	$552,232	$13,867

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$1,933,077	$1,747,532	$2,846,047
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Equity in undistributed income of subsidiary	(1,590,575)	(218,240)	(1,175,341)
Security gains	2,725	(324,646)	(227,593)
Decrease (increase) in accounts receivable	28,175	(24,701)	1,656
Increase (decrease) in accounts payable	(67,222)	126,773	101,004

	$306,180	$1,306,718	$1,545,773

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

	December 31, 2001		December 31, 2000
	Carrying amount	Fair value	Carrying amount	Fair value

FINANCIAL ASSETS
Cash and due from banks	$19,276,101	$19,276,101	$26,249,660	$26,249,660
Federal funds sold	1,380,865	1,380,865	309,168	309,168
Investment securities (total)	107,712,169	107,712,169	73,382,186	73,382,186
Loans held for sale	361,034	361,034	1,652,863	1,652,863
Loans, net	216,839,176	216,187,177	273,342,745	253,835,273
Accrued interest receivable	2,240,990	2,240,990	2,602,151	2,602,151
FINANCIAL LIABILITIES
Noninterest-bearing deposits	$39,986,174	$39,986,174	$37,953,473	$37,953,473
Interest-bearing deposits	225,542,546	230,224,808	254,070,668	256,139,705
Federal funds purchased	1,667,060	1,667,060	1,857,867	1,857,867
Notes payable-U.S. Treasury	657,726	657,726	984,859	984,859
Securities sold under agreements to repurchase	9,565,769	9,565,769	10,514,652	10,514,652
Advances from the Federal Home Loan Bank	45,000,000	50,195,640	50,000,000	53,382,902
Accrued interest payable	550,753	550,753	698,270	698,270

  The fair values of U.S. Treasury and Government agency securities, corporate bonds, mortgage-backed securities, and listed equity securities are determined using market quotations. For state and municipal securities, the fair values are estimated using a matrix that considers yield to maturity, credit quality, and marketability.

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

  The Electronic Banking segment provides off-site ATM services, national point of sale transaction originations, home banking, and debit card transaction processing.

  The Brokerage segment provides full service brokerage services for stocks, bonds, mutual funds and annuities.

  The Mortgage Unit segment provided residential mortgage lending products and services.

  Segment information for the Company for 2001 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$19,122,477	$–	$12,015	$2,599,228	$21,733,720	$2,098,904	$23,832,624
Interest expense	(8,394,419)	(311,599)	–	(2,067,433)	(10,773,451)	(2,098,904)	(12,872,355)

Net interest income	10,728,058	(311,599)	12,015	531,795	10,960,269	–	10,960,269
Provision for loan losses	(502,000)	–	–	(48,000)	(550,000)	–	(550,000)
Noninterest income	1,708,480	4,686,653	1,015,720	(254,409)	7,156,444	–	7,156,444
Intersegment income	67,285	–	–	–	67,285	(67,285)	–
Noninterest expenses	(10,457,180)	(3,678,429)	(648,380)	(100,800)	(14,884,789)	67,285	(14,817,504)

Income before income taxes	1,544,643	696,625	379,355	128,586	2,749,209	–	2,749,209
Income taxes	(353,432)	(269,037)	(144,003)	(49,660)	(816,132)	–	(816,132)

Net income	$1,191,211	$427,588	$235,352	$78,926	$1,933,077	$–	$1,933,077

Segment assets	$345,359,793	$11,245,455	$569,059	$22,773,491	$379,947,798	$(22,752,858)	$357,194,940
Expenditures for segment purchases of premises, equipment and software	$552,223	$76,206	$39,610	$–	$668,039	$–	$668,039
A reconciliation of total segment assets to consolidated total assets follows:
Total segment assets							$379,947,798
Elimination of intersegment loans							(21,346,400)
Elimination of intersegment deposit accounts							(1,406,458)

							$357,194,940

  Segment information for the Company for 2000 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$26,026,119	$–	$8,363	$5,289,780	$31,324,262	$(4,598,214)	$26,726,048
Interest expense	(15,623,101)	(333,697)	–	(4,563,100)	(20,519,898)	4,598,214	(15,921,684)

Net interest income	10,403,018	(333,697)	8,363	726,680	10,804,364	–	10,804,364
Provision for loan losses	(400,000)	–	–	(48,000)	(448,000)	–	(448,000)
Noninterest income	2,018,257	4,602,722	1,273,855	18,212	7,913,046	–	7,913,046
Intersegment income	67,742	–	–	–	67,742	(67,742)	–
Non-interest expenses	(10,675,168)	(4,168,422)	(816,975)	(352,524)	(16,013,089)	67,742	(15,945,347)

Income before income taxes	1,413,849	100,603	465,243	344,368	2,324,063	–	2,324,063
Income taxes	(225,006)	(38,853)	(179,677)	(132,995)	(576,531)	–	(576,531)

Net income	$1,188,843	$61,750	$285,566	$211,373	$1,747,532	$–	$1,747,532

Segment assets	$370,404,020	$18,136,079	$576,273	$70,937,014	$460,053,386	$(72,106,816)	$387,946,570
Expenditures for segment purchases of premises, equipment and software	$496,814	$364,171	$23,140	$–	$884,125	$–	$884,125
A reconciliation of total segment assets to consolidated total assets follows:
Total segment assets							$460,053,386
Elimination of intersegment loans							(69,830,054)
Elimination of intersegment deposit accounts							(2,276,762)

							$387,946,570

  Segment information for the Company for 1999 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$22,017,371	$9,595	$5,088	$3,518,639	$25,550,693	$(3,294,797)	$22,255,896
Interest expense	(10,919,058)	(519,375)	–	(2,810,013)	(14,248,446)	3,294,797	(10,953,649)

Net interest income	11,098,313	(509,780)	5,088	708,626	11,302,247	–	11,302,247
Provision for loan losses	(501,240)	–	–	(96,600)	(597,840)	–	(597,840)
Noninterest income	2,330,386	7,417,913	1,013,251	149,893	10,911,443	–	10,911,443
Intersegment income	65,985	–	–	–	65,985	(65,985)	–
Noninterest expenses	(11,566,639)	(5,297,546)	(696,778)	(369,576)	(17,930,539)	65,985	(17,864,554)

Income before income taxes	1,426,805	1,610,587	321,561	392,343	3,751,296	–	3,751,296
Income taxes	(295,761)	(333,821)	(124,187)	(151,480)	(905,249)	–	(905,249)

Net income (loss)	$1,131,044	$1,276,766	$197,374	$240,863	$2,846,047	$–	$2,846,047

Segment assets	$363,418,659	$12,466,038	$302,127	$69,737,134	$445,923,958	$(70,304,757)	$375,619,201
Expenditures for segment purchases of premises, equipment and software	$1,759,022	$1,088,819	$2,719	$9,378	$2,859,938	$–	$2,859,938
Other income for the commercial/retail bank includes $2,404,348 in gains on security sales.
A reconciliation of total segment assets to consolidated total assets follows:
Total segment assets							$361,323,480
Elimination of intersegment loans							(42,025,412)
Elimination of intersegment deposit accounts							(1,444,079)

							$317,853,989

23. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$6,830,352	$6,103,500	$5,737,948	$5,160,824
Interest expense	(3,928,960)	(3,367,039)	(3,020,667)	($2,555,689)

Net interest income	2,901,392	2,736,461	2,717,281	2,605,135
Provision for loan losses	(137,500)	(137,500)	(137,500)	(137,500)
Security gains (losses)	–	–	(2,725)	–
Gains (losses) on loan sales	(254,324)	(85)	–	–
Other non-interest income	1,933,921	2,022,727	1,863,696	1,593,234
Non-interest expenses	(3,699,772)	(3,894,043)	(3,660,155)	(3,563,534)

Income before income taxes	743,717	727,560	780,597	497,335
Income taxes	(238,546)	(200,666)	(235,467)	(141,453)

Net income	$505,171	$526,894	$545,130	$355,882

Earnings per share	$0.19	$0.19	$0.20	$0.13

Cash dividends per share	$0.09	$0.09	$0.09	$0.09

Market prices: high	$12.00	$11.70	$13.00	$13.50

low	$10.00	$10.00	$11.60	$11.55

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$6,457,036	$6,464,307	$6,873,508	$6,931,197
Interest expense	(3,616,351)	(3,743,274)	(4,258,980)	(4,303,079)

Net interest income	2,840,685	2,721,033	2,614,528	2,628,118
Provision for loan losses	(112,000)	(112,000)	(112,000)	(112,000)
Security gains	53,959	70,207	(49,730)	181,816
Gains on loan sales	15,621	–	–	2,591
Other income	1,801,599	1,866,597	2,028,104	1,942,282
Operating expenses	(4,101,810)	(3,932,063)	(3,855,599)	(4,055,875)

Income before income taxes	498,054	613,774	625,303	586,932
Income taxes	(72,492)	(152,924)	(176,753)	(174,362)

Net income	$425,562	$460,850	$448,550	$412,570

Earnings per share	$0.15	$0.17	$0.16	$0.16

Cash dividends per share	$0.085	$0.09	$0.09	$0.09

Market prices: high	$15.88	$14.44	$14.50	$14.13

low	$13.50	$13.19	$13.13	$11.38

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The Directors and Executive Officers of the Corporation are as follows:

Directors whose terms expire in 2002

  Steven K. Breeden – Mr. Breeden, age 43, has served as a director of the Bank, since June 1994, and of the Company since October 1995. Mr. Breeden is currently Vice President and Secretary of Security Development Corporation, a real estate development company, a position he has held since 1980. (2)

(2)  Member of the Compensation Committee

  Thelma T. Daley – Dr. Daley, age 70, has served as a director of the Bank since November 1995, and of the Company since May 1998. Dr. Daley retired as the Coordinator of Counseling and Guidance for The Baltimore County Board of Education.

  Howard S. Klein – Mr. Klein, age 42, has served as a director of the Bank since March 1999 and of the Company since April 1999. Mr. Klein has been Vice President and General Counsel for Klein's Super Markets, a family-operated chain of five full serve supermarkets and related development and operating companies since 1987. (1)

(1)  Member of the Audit Committee

  Leo A. O'Dea – Mr. O'Dea, age 71, has served as a director of the Bank since 1983 and of the Company since its inception in 1990. Mr. O'Dea was elected Chairman of the Company in February 1994 in which he served until resigning his Chairmanship in January 2002. He was President of Hamilton & Spiegel, Inc., a sheet metal contractor, from 1979 until his retirement in 1997. (2)

(2)  Member of the Compensation Committee

Directors whose terms expire in 2003

  Albert R. Counselman – Mr. Counselman, age 53, has served as a director of the Bank since April 1985, and of the Company since its inception in 1990. Mr. Counselman was elected Chairman of the Board in February 2002. He has been President of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm, since September 1987, and served in various executive positions with that firm from 1972 to September 1987. (1)(2)

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

  John P. Hauswald – Mr. Hauswald, age 79, has served as a director of the Bank since 1964 and of the Company since its inception in 1990. He was, until his retirement in October 1989, President of The Hauswald Bakery. (2)

(2)  Member of the Compensation Committee

  David P. Hessler – Mr. Hessler, age 45, has served as a director of the Bank since March 1999, and the Company since May 1999. He has been President and CEO of Eastern Sales & Engineering, an electrical contracting and service maintenance firm, since 1987 and was Vice president from 1986 to 1987. Mr. Hessler has been Vice President of Advanced Petroleum Equipment, a distributorship, since its inception in 1998. (1)

(1)  Member of the Audit Committee

  William C. Rogers, Jr. – Mr. Rogers, age 75, has served as a director of the Bank since 1955 and of the Company since its inception in 1990. He has been a partner in the law firm of Rogers, Moore and Rogers, counsel to the Bank, since 1970. He has been Chairman of the Board of The Security Title Guarantee Corporation of Baltimore since 1970 and a director since 1952, and was President from 1970 until March 1989. Mr. Rogers is President of Maryland Mortgage Company where he has been a director since 1953. He is also President of Moreland Memorial Park Cemetery, Inc. where he has been a director since 1959. He is the brother of John Paul Rogers, a director of the Bank and the Company.

Directors whose terms expire in 2004

  Robert J. Aumiller – Mr. Aumiller, age 53, currently is serving as a director of the Bank and Company beginning with his appointment in 2001. He has been the Executive Vice President of MacKenzie Commercial Real Estate Services,

involved in brokerage and real estate development of various commercial real estate projects, since 1983.

  Ben F. Mason – Mr. Mason, age 64, currently is serving as a director of the Bank and Company beginning with his appointment in 2001. He has been the Executive Director of the Baltimore City Chamber of Commerce, a member business association that promotes business development within Baltimore City, since 1993.

  Charles E. Moore, Jr. – Mr. Moore, age 52, currently is serving as a director of the Bank and Company beginning with his appointment in 2001. He has been the Co-Founder, Director, President and CFO of TelAtlantic, a consolidation of rural telephone companies across the United States, since 1999. Mr. Moore has been the Co-Founder, Director, and CFO of GoEbusiness.com, which specialize in the development of customized E-Commerce solutions, since 1998.

  John Paul Rogers – Mr. Rogers, age 66, has served as director of the Bank since 1970 and of the Company since its inception in 1990. Mr. Rogers has been Chairman of the Bank since February 1994. He was a partner of the law firm of Rogers, Moore and Rogers, counsel of the Bank, from 1970 until 1992. Mr. Rogers was senior title officer of The Security Title Guarantee Corporation of Baltimore from May 1991 until December 1992, having served as President from March 1989 until May 1991, and as Executive Vice President from March 1970 until March 1989. He is the brother of William C. Rogers, Jr. a director of the Bank and the Company.

    The Board of Directors of the Company met 6 times and the Board of Directors of the Bank 12 times during the year ended December 31, 2001. The Board of Directors of the Bank meets 12 times each year. No director attended fewer than 75% of the total number of meetings of both Boards and committees to which they were assigned during the year ended December 31, 2001.

    As of the date of this Proxy Statement, the Board of Directors does have a standing nominating committee.

    The Audit Committee held 8 meetings during 2001. Its current members are Messrs. Counselman, Hessler, Klein and Moore. Only non-employee directors are eligible to serve on the Audit Committee. The duties of the Audit Committee include reviewing the annual financial statements of the Company and the scope of the independent annual audit and internal audits. It also reviews the independent accountant's letter to management concerning the effectiveness of the Company's internal financial and accounting controls and management's response to that letter. In addition, the Committee reviews and recommends to the Board the firm to be engaged as the Company's independent accountants. The Committee may also examine and consider other matters relating to the financial affairs of the Company as it determines appropriate.

    The Compensation Committee met 3 times during 2001. Its current members are Messrs. Breeden, Counselman, Hauswald, and O'Dea. The purpose of the Compensation Committee is to review and approve major compensation and benefit policies of the Company and the Bank. In addition, the committee recommends to the Board the compensation to be paid to all officers, Senior Vice President and above, of the Bank.

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

  Robert A. Altieri – Mr. Altieri, age 40, has been President and Chief Executive Officer of both the Bank and Company since his appointment in February 2001. Mr. Altieri previously was the Senior Vice President—Lending of the Bank since June 1994, and Vice President—Commercial Lending since September 1991.

  Edward R. Bootey – Mr. Bootey, age 55, has been Senior Vice President—Automation & Technology since October, 1995, and was Senior Vice President—Operations of the Bank from June 1994 to October 1995. Mr. Bootey previously served as Vice President—Operations from January 1991. He served as Assistant Vice President—Operations from December 1987 until January 1991.

  Donna D. Dorman – Ms. Dorman, age 35, has been Senior Vice President Branch Administration since September 2001. Prior to joining Carrollton Bank, Ms. Dorman was Sales Manager for First Union Bank from 1997 - 2001. She served as Marketing Manager for First Union, Baltimore from 1995 - 1997.

  John A. Giovanazi – Mr. Giovanazi, age 44, has been Senior Vice President and Chief Lending Officer since his appointment February 2001. Mr. Giovanazi previously was Vice President of Commercial Lending since August 1996. Prior to joining Carrollton Bank, he was a Vice President,

Commercial Lending, with Citizens Bank of Maryland, from 1992 to 1996.

  Gary M. Jewell – Mr. Jewell, age 55, has been Senior Vice President and Retail Delivery Group Manager since July 1998. He was previously Senior Vice President Electronic Banking from March 1996 to July 1998. Prior to joining Carrollton Bank, Mr. Jewell was Director of Product Management and Point of Sale Services for the MOST EFT network in Reston, Virginia from March 1995 to March 1996 and prior to that Director/Manager of Merchant Services for the Farmers and Mechanics National Bank from 1993 to March 1995.

  Randall M. Robey – Mr. Robey, age 44, has been Executive Vice President and Chief Financial Officer of both the Bank and Company, since November 2000. Previously he had been the Senior Vice President and Chief Financial Officer and Treasurer since October 1999. Prior to joining Carrollton Bank, Mr. Robey was Vice President of Financial Services of Mercantile Bank & Trust of Baltimore, Maryland from June of 1998 to October 1999, and prior to that Senior Vice President and Chief Financial Officer of Annapolis Bank & Trust from March of 1989 to June 1998.

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

ITEM 11: EXECUTIVE COMPENSATION

  The following table sets forth the compensation paid or allocated for services rendered to the Company in all capacities during the years ended December 31, 1999, 2000 and 2001 to the chief executive officer of the Company. The compensation of the other members of executive management does not exceed $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Long-Term Incentive Plan Stock Option Grants (Shares)	Bonus ($)		Other Compensation ($)

Robert A. Altieri President and Chief Executive Officer	2001 2000 1999	$ $ $	172,943 102,226 97,908	10,000 3,000 6,000	$ $ $	0 1,800 5,000
Randall M. Robey Executive Vice President and Chief Financial Officer	2001 2000 1999	$ $ $	119,682 94,807 12,807	7,000 3,000 1,000	$ $ $	0 1,800 1,000

    The Company had no employment agreements, termination of employment, or change-in-control agreements or understandings with any of its directors, executive officers or any other parties.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of December 31, 2001, certain information concerning shares of the Common Stock of the Company beneficially owned by (i) the chief executive officer of the Company; (ii) all directors and nominees for directors of the Company and the Bank; (iii) all directors and officers of the Company and the Bank as a group; and (iv) other significant shareholders.

Beneficial Owner(1)(20)	Amount and Nature of Beneficial Ownership		Percent of Class

DIRECTORS:
Robert J. Aumiller	500	(3)	*
Steven K. Breeden	8,620	(4)	*
Albert R. Counselman	36,113	(5)	1.34%
Thelma T. Daley	1,910	(6)	*
Harold I. Hackerman	500	(7)	*
John P. Hauswald	14,202	(8)	*
David P. Hessler	1,400	(9)	*
Howard S. Klein	3,800	(10)	*
Ben F. Mason	64,504	(11)	2.39%
Charles E. Moore, Jr.	2,946	(12)	*
Leo A. O'Dea	13,616	(13)	*
John Paul Rogers	195,812	(14)	7.26%
William C. Rogers, Jr.	259,972	(15)(16)(17)	9.62%
All Directors and Executive Officers of the Company as a Group (14 persons)	616,727	(2)(19)	22.84%
OTHER SIGNIFICANT SHAREHOLDER:
Patricia A. Rogers	224,782	(18)	8.32%

*
Less than 1%

(1)
Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.

(2)
Includes 166 shares Mr. Altieri holds as trustee for minor children under the Maryland Uniform Gifts to Minors Act, and 11,000 fully vested options to purchase shares at an exercise price of between $11.49 and $18.68 per share.

(3)
Includes 400 fully vested options to purchase shares at an exercise price of between $10.20 and $11.063 per share.

(4)
Includes 3,098 shares owned jointly by Mr. Breeden and his wife and 2,400 fully vested options to purchase shares at an exercise price of between $10.20 and $19.00 per share.

(5)
Includes 2,400 fully vested options to purchase shares at an exercise price of between $10.20 and $19.00 per share, but excludes 3,000 shares owned by Mr. Counselman's wife.

(6)
Includes 1,800 fully vested options to purchase shares at an exercise price of between $10.20 and $18.68 per share.

(7)
Includes 400 shares owned jointly by Mr. Hackerman and his wife.

(8)
Includes 11,802 shares owned by Mr. Hauswald and 2,400 fully vested options to purchase shares at an exercise price of between $10.20 and $19.00 per share.

(9)
Includes 1,000 fully vested options to purchase shares at an exercise price of between $10.20 and $16.19 per share.

(10)
Includes 400 shares owned jointly by Mr. Klein and his wife. Also includes 1,600 shares owned by Colgate Investments, LLP, of which Mr. Klein is a shareholder and 600 shares Mr. Klein holds as trustee for minor children under the Maryland Uniform Gift to Minors Act. Also includes 1,200 fully vested options to purchase shares at an exercise price of between $10.20 and $16.13 per share.

(11)
Includes 400 fully vested options to purchase shares at an exercise price of between $10.20 and $11.063 per share. Also includes 63,904 shares owned by The Security Title Guarantee Corporation of Baltimore of which Mr. Mason is a Director.

(12)
Includes 400 fully vested options to purchase shares at an exercise price of between $10.20 and $11.063 per share, but excludes 16,296 shares owned by Mr. Moore's wife.

(13)
Includes 2,400 fully vested options to purchase shares at an exercise price of between $10.20 and $19.00 per share but excludes 15,754 shares owned by Mr. O'Dea's wife.

(14)
Includes 2,400 fully vested options to purchase shares at an exercise price of between $10.20 and $19.00 per share. Also includes 63,904 shares owned by The Security Title Corporation of Baltimore and 9,506 shares owned by Maryland Mortgage Company of which Mr. Rogers is a principal shareholder

(15)
Includes 63,904 shares owned by The Security Title Guarantee Corporation of Baltimore and of which William C. Rogers, Jr. is Chairman, as well as a director. Includes 2,400 fully vested options to purchase shares at an exercise price of between $10.20 and $19.00 per share.

(16)
Includes 9,720 shares owned by the Moreland Memorial Park Cemetery Bronze Perpetual Care Trust Agreement, Inc., owned by the Moreland Memorial Park Cemetery Inc. 44,364 shares owned by the Moreland Memorial Park Cemetery, Inc. Perpetual Care Trust Agreement for which William C. Rogers, Jr. serves as trustee, and 9,506 shares owned by Maryland Mortgage Company of which William C. Rogers, Jr. is President, as well as a Director.

(17)
Includes 128,598 shares owned jointly by Mr. Rogers and his wife. Excludes 11,548 shares owned by Mr. Roger's wife.

(18)
Includes 151,372 shares owned by Mrs. Rogers. Also, includes 63,904 shares owned by The Security Title Guarantee Corporation of Baltimore and 9,506 shares owned by Maryland Mortgage Company of which Mrs. Rogers is a principal shareholder.

(19)
Includes 1,666 fully vested options to purchase shares at an exercise price of between $11.49 and $16.25 by Mr. Robey.

(20)
All directors, executive officers and other significant shareholders may be contacted at the Company's corporate offices by addressing correspondence to the appropriate person, care of Carrollton Bancorp, 344 North Charles Street, Suite 300, Baltimore, Maryland 21201.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During the past year the Company has had banking transactions in the ordinary course of its business with: (i) its directors and nominees for directors; (ii) its executive officers; (iii) its 5% or greater shareholders; (iv) members of the immediate family of its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Company to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2001, the balance of loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $5,264,386 which represented approximately 16.1% of the Company's equity capital accounts.

    William C. Rogers, Jr., a director of both the Company and the Bank, is a partner of the law firm of Rogers, Moore and Rogers which performs legal services for the Company, the Bank, and Bank Subsidiaries. Management believes that the terms of these transactions which totaled $173,737 in 2001 were at least as favorable to the Company as could have been obtained elsewhere.

    Albert R. Counselman, a director of both the Company and the Bank, is President and Chief Executive Officer of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm through which the Company, the Bank, and Bank subsidiaries place various insurance policies. The Company and the Bank paid total premiums for insurance policies placed by Riggs, Counselman, Michaels & Downes, Inc in 2001 of $249,889. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

    Robert J. Aumiller, a director of both the Company and the Bank is Executive Vice President of MacKenzie Real Estate Services, a brokerage and real estate development firm, through which the Company and the Bank paid for commercial real estate services of $5,021 for appraisal and property management services provided by MacKenzie Commercial Real Estate Services

PART IV

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

CARROLLTON BANCORP

March 20, 2002	By:	/s/ ROBERT A. ALTIERI Robert A. Altieri President and Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

March 20, 2002	By:	/s/ ROBERT A. ALTIERI Robert A. Altieri President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

March 20, 2002	By:	/s/ RANDALL M. ROBEY Randall M. Robey Executive Vice President and Treasurer
Board of Directors
March 20, 2002	/s/ ROBERT J. AUMILLER Robert J. Aumiller Director
March 20, 2002	/s/ STEVEN K. BREEDEN Steven K. Breeden Director
March 20, 2002	/s/ ALBERT R. COUNSELMAN Albert R. Counselman Director
March 20, 2002	/s/ THELMA T. DALEY Thelma T. Daley Director
March 20, 2002	/s/ HAROLD I. HACKERMAN Harold I. Hackerman Director
March 20, 2002	/s/ JOHN P. HAUSWALD John P. Hauswald Director
March 20, 2002	/s/ DAVID P. HESSLER David P. Hessler Director
March 20, 2002	/s/ HOWARD S. KLEIN Howard S. Klein Director
March 20, 2002	/s/ BEN F. MASON Ben F. Mason Director
March 20, 2002	/s/ CHARLES E. MOORE, JR. Charles E. Moore, Jr. Director
March 20, 2002	/s/ LEO A. O'DEA Leo A. O'Dea Director
March 20, 2002	/s/ JOHN PAUL ROGERS John Paul Rogers Director
March 20, 2002	/s/ WILLIAM C. ROGERS, JR. William C. Rogers, Jr. Director

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3(i)	Articles of Incorporation of Carrollton Bancorp	*
3(ii)	By-Laws of Carrollton Bancorp	*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.3	Lease dated October 30, 1959 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore, as amended.	*
10.4	Lease dated August 3, 1976 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore.	*
10.5	Lease dated May 20, 1971 by and between Home Mutual Life Insurance Company and The Carrollton Bank of Baltimore.	*
10.6	Lease dated April 17, 1974 by and between Liberty Plaza Enterprises, Inc. and The Carrollton Bank of Baltimore.	*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.	*
10.8	Lease dated August 11, 1994 by and between Kensington Associates Limited Partnership and Carrollton Bank.	**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.	**
21.1	Subsidiaries of Carrollton Bancorp
23	Consent of Accountant
*
Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

**
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).

QuickLinks

PART I
  ITEM 1: DESCRIPTION OF BUSINESS
  ITEM 2: DESCRIPTION OF PROPERTY
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
PART II
  ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6: SELECTED FINANCIAL DATA
  ITEM 6A: DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
  ITEM 6B: INVESTMENT PORTFOLIO
  ITEM 6C: LOAN PORTFOLIO
  ITEM 6D: SUMMARY OF LOAN LOSS EXPERIENCE
  ITEM 6E: DEPOSITS
  ITEM 6F: RETURN ON EQUITY AND ASSETS
  ITEM 6G: SHORT-TERM BORROWINGS
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
PART III
  ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14: EXHIBITS LIST AND REPORTS ON FORM 8-K