Form 10-Q
period 2002-03-31
CARROLLTON BANCORP
filed 2002-05-10
CIK 859222

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)

has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,700,337 common shares outstanding at April 18, 2002

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Carrollton Bancorp
and Subsidiary

	March 31 2002	December 31 2001
ASSETS
Cash and due from banks	$15,014,075	$19,276,101
Federal funds sold	9,773,983	1,380,865
Investment securities:
Available for sale	101,624,704	107,687,169
Held to maturity (approximate market value of $25,000 and $25,000)	25,000	25,000
Loans held for sale	0	361,034
Loans, less allowance for loan losses of $3,450,174 and $3,338,807	214,765,143	216,839,176
Premises and equipment	6,777,925	7,121,828
Prepaid income taxes	251,816	0
Accrued interest receivable	2,072,989	2,240,990
Other assets	2,608,018	2,262,777

	$352,913,653	$357,194,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$43,047,433	$39,986,174
Interest-bearing	216,917,612	225,542,546
Total deposits	259,965,045	265,528,720
Federal funds purchased and securities sold under agreement to repurchase	11,912,585	11,232,829
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Notes payable — U.S. Treasury	2,075,747	657,726
Accrued interest payable	526,485	550,753
Deferred income taxes	134,822	335,855
Accrued income taxes	0	280,785
Other liabilities	899,831	959,968
	320,514,515	324,546,636

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,700,337 and 2,701,254 shares	2,700,337	2,701,254
Surplus	17,006,213	17,017,446
Retained earnings	11,762,917	11,680,425
Accumulated other comprehensive income	929,671	1,249,179
	32,399,138	32,648,304

	$352,913,653	$357,194,940

Note:Balances at December 31, 2001 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Carrollton Bancorp
and Subsidiary

	Quarter Ended March 31
	2002	2001
INTEREST INCOME
Interest and fees on loans	$3,734,273	$5,422,944
Interest and dividends on securities:
Taxable interest income	993,541	1,098,036
Nontaxable interest income	62,913	67,659
Dividends	32,594	31,760
Interest on federal funds sold and other interest income	89,851	209,953

Total interest income	4,913,172	6,830,352

INTEREST EXPENSE
Deposits	1,558,211	2,963,730
Borrowings	786,930	965,230

Total interest expense	2,345,141	3,928,960

Net interest income	2,568,031	2,901,392
Provision for loan losses	131,500	137,500

Net interest income after provision for loan losses	2,436,531	2,763,892

NONINTEREST INCOME
Service charges on deposit accounts	262,223	285,505
Brokerage commissions	184,995	347,127
Other fees and commissions	1,076,972	1,301,289
Security gains, net	103,005	0
Gains(losses) on loan sales, net	0	(254,324)

Total noninterest income	1,627,195	1,679,597

NONINTEREST EXPENSES
Salaries	1,301,618	1,326,688
Employee benefits	296,876	305,033
Occupancy	354,482	421,114
Furniture and equipment	539,390	331,849
Other operating expenses	1,113,376	1,315,088

Total noninterest expenses	3,605,742	3,699,772

Income before income taxes	457,984	743,717
Income taxes	132,462	238,546

Net income	$325,522	$505,171

EARNINGS PER COMMON SHARE
Net income — basic and diluted	$0.12	$0.19

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Carrollton Bancorp
and Subsidiary

	Three Months Ended March 31
	2002	2001
Cash flows from operating activities
Interest received	$5,124,749	$6,740,647
Fees and commissions received	1,243,193	1,975,060
Interest paid	(2,369,409)	(3,994,397)
Origination of loans held for sale, net principal reduction	0	(95,244)
Proceeds from sale of loans held for sale	0	1,125,531
Cash paid to suppliers and employees	(3,345,448)	(5,637,910)
Income taxes paid	(665,064)	(51,637)
	(11,979)	62,050

Cash flows from investing activities
Proceeds from maturities of securities held to maturity	0	25,000
Proceeds from sales of securities available for sale	244,346	0
Proceeds from maturities of securities available for sale	48,359,862	27,550,000
Purchase of securites available for sale	(43,002,856)	(66,727,375)
Loans made, net of principal collected	(1,278,146)	(1,953,398)
Puchase of loans, net of principal collected	3,581,713	3,284,768
Proceeds from the sale of loans	0	32,804,913
Purchase of premises and equipment	(40,770)	(278,452)
	7,864,149	(5,294,544)

Cash flows from financing activities
Net increase (decrease) in time deposits	(1,682,357)	(684,958)
Net increase (decrease) in other deposits	(3,881,318)	2,560,047
Net increase (decrease) in other borrowed funds	2,097,777	(4,396,457)
Dividends paid	(243,030)	(243,696)
Common stock repurchase and retirement	(12,150)	0
	(3,721,078)	(2,765,064)
Net increase (decrease) in cash and cash equivalents	4,131,092	(7,997,558)
Cash and cash equivalents at beginning of year	20,656,966	26,558,828
Cash and cash equivalents at March 31	$24,788,058	$18,561,270

Reconciliation of net income to net cash provided by operating activites
Net income	$325,522	$505,171

Adjustments to reconcile net income to net cash provided by operating activites
Provision for loan losses	131,500	137,500
Deprecation and amortization	431,884	342,399
Amortization of premiums and discounts	43,577	8,783
(Gains) losses on disposal of securities	(103,005)	0
Loans held for sale made, net of principal sold	0	1,030,287
(Gains) losses on sale of loans	0	254,324

(Increase) decrease in:
Accrued interest receivable	168,001	(98,488)
Prepaid income taxes	(251,816)	0
Other assets	(392,452)	(2,235,128)

Increase (decrease) in:
Accrued interest payable	(24,268)	(65,437)
Accrued income taxes	(280,785)	186,909
Other liabilities	(60,137)	(4,270)
	$(11,979)	$62,050

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CARROLLTON BANCORP

Quarter ended March 31, 2002

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended March 31, 2002 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2002.

Note A — Comprehensive Income

Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (“SFAS NO. 130”). SFAS No. 130 establishes requirements for the disclosure of comprehensive income in interim financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on debt securities that will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income indicating the components of other comprehensive income.

For the Three Month Periods Ended:	3/31/2002	3/31/2001
Net Income	$325,522	$505,171
Other comprehensive income:
Unrealized gains (losses) during the period	(623,547)	1,350,221
Less: Adjustment for security gains (losses)	103,005	0
Other comprehensive income, before taxes	(520,542)	1,350,221
Income taxes on comprehensive income	(201,034)	521,455
Other comprehensive income, after tax	(319,508)	828,766
Comprehensive income	$6,014	$1,333,937

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

Carrollton Bancorp reported net income for the first quarter of 2002 of $326,000, or $.12 on a per share basis. For the same period of 2001, net income amounted to $505,000, or $.19 on a per share basis. Interest and fee income on loans decreased 31% as a result of reduction in the loan portfolio from the loan sales and runoff, with total interest income decreasing 28.1%, and net interest income decreasing 11%. Noninterest income, excluding gains/losses on loan and security sales, decreased 21.2% compared to the first quarter of 2001. Primary causes for the decrease in noninterest income is the decline in revenues from the brokerage subsidary of the Bank, and a reduction in ATM fee income with the termination of ATM services with Target Corporation. Offsetting the overall decrease in non-interest income were decreased expenses related to fee business lines which have a variable cost component. In addition, the results for 2002 also include an additional $100,000 of deprecation associated with the accelerated write-off of the ATM network compared to 2001.

Net Interest Income

Net interest income for the Company on a tax equivalent basis declined from $3.0M for the first quarter of 2001 to $2.7M for the first quarter of 2002.  The net yield on average earning assets declined from 3.39% in the first quarter of 2001 to 3.32% in 2002. The decrease in the net yield came principally from the contractions in the loan portflio and the decreased interest rate environment experienced in 2001, which the Company has not been able to offset completely with reductions in funding costs.

Interest income on loans decreased 31% in the first quarter of 2002 compared to the first quarter of 2001 due to the reductions in the loan portfolio and the sharp decline in prevailing interest rates. Interest income from investment securities decreased 9% as the portfolio on average increased 20% while yields declined. The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest expense decreased $1.6 million to $2.3 million in 2002. Interest expense on deposits decreased primarily because of decreases in deposits levels, primarily in certificates of deposits, which significantly began to reprice in the second quarter of 2001. Deposits declined on average about 10% since the first quarter of 2001, with $26 million being from certficates of deposit. As yields on loans and securities decreased in the quarter, market pressure maintained deposit rates in 2002. Due to the restructuring of the balance sheet and current liquidity position we have been able to reduce the rates on deposits as they reprice.

Provision for Loan Losses

The provision for loan losses during the first quarter of 2002 was $131,500 compared to $137,500 in 2001. The provision was determined based on management’s review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 1.04% as of March 31, 2002 from .58% at March 31, 2001 partly due to the 10% reduction in loans compared to 2001. Net loan losses to average loans decreased from .03% to .01% for the same periods.

Noninterest Income

Noninterest income decreased 3% in the first quarter of 2002 compared to 2001. The decrease was largely due to the discontinuation of ATM services with the Target Department stores in July of 2001 and the related convenience fee income, and a reduction in brokerage commissions. The components of noninterest income saw an 8% decrease in service charges on deposits, a 47% decrease in brokerage commissions, and a 30% decrease in ATM fee income. Most of these decreases were the result of volume decreases in the transaction levels.

The sales of equity securities classified as available for sale resulted in a gain of $103,000 in the first quarter of 2002. This transaction was undertaken to reduce the concentration of one stock in the Company’s portfolio.

Losses on loan sales amounted to $254,000 in the first quarter of 2001 compared to no gains or losses for the same period in 2002. The Company consummated a $34 million loan sale in February 2001, which consisted primarily of long term fixed rate residential mortgage loans, which presented undue interest rate risk to the company in a volatile interest rate market.

Noninterest Expenses

In the first quarter of 2002, noninterest expenses decreased 2.5% compared to the same period in 2001. Included in noninterst expenses for 2002 is an additional $100,000 of deprecation associated with the accelerated write-off of the ATM network compared to 2001. Additionally, the Company incurred $38 thousand in legal expenses associated with the lawsuit against Fujistu-ICL Systems, Inc., and a loss associated with the robbery of its Highlandtown Office.

Income Tax Provision

The effective tax rate for the Company decreased to 28.9% for the first quarter of 2002 compared to 32.1% for the first quarter of 2001.

Financial Condition

Summary

Total assets decreased $4.3 million to $352.9 million at March 31, 2002 compared to $357.2 million at the end of 2001. Net loans decreased by $2.4 million or 1.1%, as a result of the continued runoff of residential mortgages and home equity loans as customers refinance existing debt. Cash also decreased as the ATM network reduced cash levels after the holiday shopping period in December.

Included in other assets is a receivable of $472,000 which represents funds due the Bank, involving its ATM operations. The funds represent a claim against the service provider, Fujistu-ICL systems, Inc. who had subcontracted the cash replenishment service to a company that has subsequently filed for bankruptcy protection. On March 8, 2002, the United States District Court of Maryland entered a summary judgement in favor of the Bank and against the defendent in the total amount of $515,821. This judgement represents a full award to the Bank of its ATM losses, 9% pre-judgement interest, and court costs claimed in its initial complaint.  The Judgement entered by the court is a final judgement, but is subject to appeal, which has been initiated by the defendent.  Absent reversal of appeal, the Bank’s judgement should be fully collectible as the defendent is highly solvent. Neither the Bank nor its counsel, anticipate any loss on the receivable.

Most other asset categories besides investments changed only marginally. Deposits declined by 2.1% to $260.0 million and borrowed funds increased $2.1 million to $59 million.

Investment Securities

Investment securities decreased $6.1 million from December 31, 2001 to March 31, 2002. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans

Total gross loans decreased $2.3 million or 1.1% to $218.2 million at March 31, 2002 from the end of 2001. The decrease was due to the runoff in residential mortgages and equity loans exceeding the strong growth in commercial real estate and small business lending. The commercial market remains very competitive, and the Company has experienced certain payoffs as a result of the customer refinancing elsewhere at a lower rate.

Allowance for Loan Losses

The allowance for loan losses increased slightly from the end of 2001. The allowance was $3.3 million at December 31, 2001 and $3.5 million at March 31, 2002. The ratio of the allowance to total loans was 1.51% at year end 2001 and 1.58% at the end of the first quarter of 2002. The ratio of net loan losses to average loans outstanding decreased to .01% for the first quarter of 2002 from .10% for the year ended December 31, 2001. The ratio of nonaccrual loans, restructured loans, plus loans delinquent more than 90 days to total loans increased to 1.04% as of March 31, 2002 compared to 0.55% at year end 2001.

Funding Sources

Total deposits at March 31, 2002 decreased by $5.5 million to $260.0 million from December 31, 2001. Interest-bearing accounts decreased by $8.6 million while non-interest bearing accounts increased by $3.1 million.

The advances from the Federal Home Loan Bank remain at $45 million, subject to the first call of $5 million in 2003. Total borrowings increased to $59.0 million at March 31, 2002 compared to $56.9 million at the end of 2001.

Capital

For the first quarter of 2002, shareholders’ equity decreased by $249,000 compared to December 31, 2001. While earnings for the quarter were in excess of dividends, the company was negatively impacted by a decrease in unrealized gains, net of tax, on securities classified as available for sale.  The company paid shareholders a dividend totaling $243,000 for the first three months of 2002. Net income for the first quarter of 2001 was $326,000. Shareholders’ equity to total assets remained strong at 9.18% at March 31, 2002. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios declined from December 31, as a result of changes in the asset mix and the net decrease in unrealized gains net of tax, on securities classified as available for sale, to 12.78% and 14.03%, respectively, at March 31, 2002. The Company’s leverage ratio for the first three months of 2002 was 8.11%. These ratios exceed regulatory minimums.

Liquidity

At March 31, 2002, outstanding loan commitments and unused lines of credit for the Company totaled $105 million. Of this total, management places a high probability of required funding within one year on approximately $18 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding. At March 31, 2002 the Company’s liquidity has significantly increased, as a result of the Company’s efforts to restructure its investment portfolio. The Company, has restructured its investment portfolio so as to provide for funding loan growth, as well as for elimination of higher cost deposits, primarily certificates of deposits.

Interest Rate Risk

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2002, the Company’s asset sensitive position continues from December 31, 2001, however management has and continues to take steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

However, the net yield on interest earning assets remained flat in the first quarter of 2002 at 3.32% from the year ended December 31, 2001. Due to the Company’s liability sensitive position, the recent rate changes have caused the repricing of funding cost to exceed the repricing of assets. These changes have also allowed a significant restructuring of earning assets as part of the Company’s program to reduce interest rate risk as well as to improve liquidity and net interest margins. The Company constantly works to manage its exposure to interest rate shifts, and minimize the effect on earnings.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

During the year ended December 31, 2001, the Bank brought legal action against Fujitsu-ICL. Systems Inc. seeking recovery of $472,480. This represents funds held by a subcontractor of Fujistu-ICL Systems, Inc., which was the party provider of ATM replenishment services for the Bank. While the subcontractor has filed for bankruptcy protection from its creditors, the Bank’s claim is against Fujistu-ICL Systems, Inc. The subcontractor provided armoured car services for Fujistu-ICL Systems, Inc. in connection with the ATM maintenance services Fujitsu-ICL Systems, Inc. offered.

On March 8, 2002, the United States District Court of Maryland entered a summary judgement in favor of the Bank and against the defendent in the total amount of $515,821. This judgement represents a full award to the Bank of its ATM losses, 9% pre-judgement interest, and court costs claimed in its initial complaint. The Judgement entered by the court is a final judgement, but is subject to appeal, which has been initiated by the defendent. Absent reversal of appeal, the Bank’s judgement should be fully collectible as the defendent is highly solvent. Neither the bank, nor its legal counsel, anticipate any loss on this matter.

As of quarter end, this amount is classified in Other Assets on the Company’s balance sheet. There is no information to be reported under this item for the quarter ended March 31, 2002.

Item 2. Changes in Securities

There is no information to be reported under this item for the quarter ended March 31, 2002.

Item 3. Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended March 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 23, 2002. At such meeting, the following matters were addressed, and the related ballots were cast as indicated:

1.             Election of Directors

The following nominees were elected as directors of the Company for a three year term expiring at the Annual Meeting of Shareholders in 2005:

Steven K. Breeden	Votes for	2,452,226
	Votes withheld	10,605

Harold I. Hackerman	Votes for	2,451,341
	Votes withheld	11,490

Howard S. Klein	Votes for	2,451,341
	Votes withheld	11,490

Leo A. O’Dea	Votes for	2,450,730
	Votes withheld	12,101

The following remaining directors terms of office continue to the next annual meeting of shareholders indicated.

Continuing until the 2003 Annual Meeting:
Albert R. Counselman
John P. Hauswald
David P. Hessler
William C. Rogers, Jr.

Continuing until the 2004 Annual Meeting:
Robert J. Aumiller
Ben F. Mason
Charles E. Moore, Jr.
John Paul Rogers

2.             Election of Director Emeritus

On nomination from the floor, Mr. William McCallister was reelected Director Emeritus of the Company:

Votes for	2,462,831
Votes withheld	0

3.             Vote to Approve and Ratify the Acts of Officers & Directors for the past year:

Votes for	2,462,831
Votes withheld	0

4.             Vote to Approve and Ratify the selection of Rowles & Company, LLP as the Independent Auditor for 2002.

Votes for	2,462,831
Votes withheld	0

Item 5.    Other Information

There is no information to be reported under this item for the quarter ended March 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibit 11 — Statement re: Computation of per share earnings

(b)           There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrollton Bancorp
(Registrant)

Date	May 3, 2002	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

Date	May 3, 2002	/s/ Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
11	Statement Re: Computation of Per Share Earnings	14