Form 10-Q
period 2002-06-30
CARROLLTON BANCORP
filed 2002-08-08
CIK 859222

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
2,700,337 common shares outstanding at August 2, 2002

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Carrollton Bancorp

and Subsidiary

	June 30	December 31
	2002	2001
ASSETS
Cash and due from banks	$22,518,331	$19,276,101
Federal funds sold	884,531	1,380,865
Investment securities:
Available for sale	80,324,551	107,687,169
Held to maturity (approximate market value of $25,000; and $25,000)	25,000	25,000
Loans held for sale	0	361,034
Loans, less allowance for loan losses of $3,488,470; and $3,338,807	214,602,267	216,839,176
Premises and equipment	6,281,736	7,121,828
Other real estate owned, net	193,468	0
Accrued interest receivable	2,240,436	2,240,990
Other assets	2,135,207	2,262,777

	$329,205,527	$357,194,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$42,463,573	$39,986,174
Interest-bearing	193,498,954	225,542,546
Total deposits	235,962,527	265,528,720
Federal funds purchased and securities sold under agreement to repurchase	10,979,438	11,232,829
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Notes payable — U.S. Treasury	686,410	657,726
Accrued interest payable	541,504	550,753
Deferred income taxes	781,523	335,855
Accrued income taxes	74,635	280,785
Other liabilities	1,109,464	959,968
	295,135,501	324,546,636

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,700,337 and 2,701,254 shares	2,700,337	2,701,254
Surplus	17,006,213	17,017,446
Retained earnings	12,405,982	11,680,425
Accumulated other comprehensive income	1,957,494	1,249,179
	34,070,026	32,648,304

	$329,205,527	$357,194,940

Note:  Balances at December 31, 2001 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Carrollton Bancorp

and Subsidiary

	Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
INTEREST INCOME
Interest and fees on loans	$3,763,612	$4,484,756	$7,497,885	$9,907,700
Interest and dividends on securities:
Taxable interest	870,622	1,354,021	1,864,163	2,452,057
Nontaxable interest	61,007	67,557	123,921	135,216
Dividends	30,680	31,567	63,275	63,327
Interest on federal funds sold and other	98,596	165,599	188,446	375,552

Total interest income	4,824,517	6,103,500	9,737,690	12,933,852

INTEREST EXPENSE
Deposits	1,381,784	2,481,492	2,939,995	5,445,223
Other	793,777	885,547	1,580,707	1,850,776

Total interest expense	2,175,561	3,367,039	4,520,702	7,295,999

Net interest income	2,648,956	2,736,461	5,216,988	5,637,853
Provision for loan losses	131,500	137,500	263,000	275,000

Net interest income after provision for loan losses	2,517,456	2,598,961	4,953,988	5,362,853

NONINTEREST INCOME
Service charges on deposit accounts	303,229	291,308	565,453	576,813
Brokerage commissions	227,150	218,988	412,145	566,115
Other fees, commissions, and revenues	1,286,318	1,512,431	2,363,290	2,813,720
Gain on branch divestiture	687,883	0	687,883	0
Gains on security sales	0	0	103,005	0
Gains(loss) on loan sales	0	(85)	0	(254,409)

Total noninterest income	2,504,580	2,022,642	4,131,776	3,702,239

NONINTEREST EXPENSES
Salaries	1,303,091	1,247,994	2,604,710	2,574,682
Employee benefits	270,312	269,686	567,188	574,719
Occupancy	377,044	412,063	731,526	833,177
Furniture and equipment	496,144	469,873	1,035,534	801,722
Other operating expenses	1,250,023	1,494,427	2,363,399	2,809,514

Total noninterest expenses	3,696,614	3,894,043	7,302,357	7,593,814

Income before taxes	1,325,422	727,560	1,783,407	1,471,278
Income taxes	439,327	200,666	571,789	439,213

Net income	$886,095	$526,894	$1,211,618	$1,032,065

EARNINGS PER COMMON SHARE
Net income — basic and diluted	$0.33	$0.19	$0.45	$0.38

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Carrollton Bancorp

and Subsidiary

	Six Months Ended June 30
	2002	2001
Cash flows from operating activities
Interest received	$9,826,321	$12,943,089
Fees and commissions received	3,208,535	3,586,081
Interest paid	(4,529,951)	(7,346,108)
Origination of loans held for sale, net of principal reduction	0	(156,645)
Proceeds from sale of loans held for sale	0	1,126,288
Gain on branch divestiture	687,883
Cash paid to suppliers and employees	(6,208,098)	(6,349,254)
Income taxes paid	(777,939)	(52,038)
	2,206,751	3,751,413

Cash flows from investing activities
Proceeds from maturities of securities held to maturity	0	25,000
Proceeds from sales of securities available for sale	244,346	3,250,000
Proceeds from maturities of securities available for sale	82,582,145	55,796,760
Purchase of securites available for sale	(54,294,962)	(95,362,163)
Loans made, net of principal collected	(3,624,907)	4,921,559
Purchase of loans, net of principal collected	5,959,850	7,621,650
Proceeds from sale of loans	0	35,294,964
Proceeds from sale of premises and equipment	212,984	0
Purchase of premises and equipment	(57,733)	(430,577)
Purchase of other real estate owned	(193,467)	0
	30,828,256	11,117,193

Cash flows from financing activities
Net increase (decrease) in time deposits	(10,610,616)	(11,993,962)
Net increase (decrease) in other deposits	(18,955,577)	314,355
Net increase (decrease) in other borrowed funds	(224,707)	(4,404,307)
Dividends paid	(486,061)	(487,392)
Common stock repurchase and retirement	(12,150)	0
	(30,289,111)	(16,571,306)
Net increase (decrease) in cash and cash equivalents	2,745,896	(1,702,700)
Cash and cash equivalents at beginning of year	20,656,966	26,558,828
Cash and cash equivalents at June 30	$23,402,862	$24,856,128

Reconciliation of net income to net cash provided by operating activites
Net income	$1,211,618	$1,032,065

Adjustments to reconcile net income to net cash provided by operating activites
Provision for loan losses	263,000	275,000
Deprecation and amortization	847,394	752,401
Amortization of premiums and discounts	88,077	36,906
Gains on disposal of securities	(103,005)	0
Loans held for sale made, net of principal reductions	0	969,643
(Gains) losses on sale of loans	0	254,409
(Gains) losses on sale of premises and equipment	(72,984)	0

(Increase) decrease in:
Accrued interest receivable	554	(27,669)
Other assets	38,000	(65,164)

Increase (decrease) in:
Accrued interest payable	(9,249)	(50,109)
Accrued income taxes	(206,150)	387,124
Other liabilities	149,496	186,807
	$2,206,751	$3,751,413

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CARROLLTON BANCORP

Six month period ended June 30, 2002

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended June 30, 2002 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2002.

Note A — Comprehensive Income

Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME establishes requirements for the disclosure of comprehensive income in interim financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on debt securities that will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income indicating the components of other comprehensive income.

For the Three Month Periods Ended:

	June 30, 2002	June 30, 2001

Net Income	$1,211,618	$1,032,065
Other comprehensive income:
Unrealized gains (losses) during the period	1,257,038	1,724,912
Less: Adjustment for security gains (losses)	(103,055)	0
Other comprehensive income, before taxes	1,153,983	1,724,912
Income taxes on comprehensive income	445,668	666,161
Other comprehensive income, after tax	708,315	1,058,751
Comprehensive income	$1,919,933	$2,090,816

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

                Carrollton Bancorp reported net income for the first half of 2002 of $1,212,000, or $.45 on a per share basis. For the same period of 2001, net income amounted to $1,032,000, or $.38 per share. Net income for the second quarter was $886,000, or $.33 per share, compared to $527,000, or $.19 per share for the same period in 2001.  Interest and fee income on loans decreased 16% and 24% respectively from the comparable quarter and six month periods of 2001 as a result of loan sales totalling $37 million in 2001 and lower yields on the portfolio.  Total interest income decreased 21% and 25% respectively from the comparable quarter and six month periods of 2001.  Net interest income decreased 3% and 7% over the comparable quarter and six month periods of 2001.  Non-interest income, excluding gains (losses) on loan, security and branch deposit sales, decreased 10% compared to the second quarter and 16% compared to the first six months of 2001.

                The primary causes for the decrease in noninterest income were the decline in revenues from the brokerage subsidary of the Bank, and a reduction in ATM fee income with the termination of ATM services with Target Corporation in July of 2001.  Offsetting the overall decrease in noninterest income were decreased expenses related to fee business lines which have a variable cost component.  In addition, the results for 2002 also include an additional $130,000 of deprecation expense during the first six months of the year associated with the accelerated write-off of the ATM network compared to 2001.

Net Interest Income

                Net interest income for the Company on a tax equivalent basis decreased $0.1 and $0.5 million to $2.7 and $5.4 million respectively for the quarter and first half of 2002 compared to 2001.  The net yield on average earning assets on a tax equivalent basis increased from 3.33% in the first half of 2001 to 3.47% in 2002. The increase in the net yield came principally from the decline in funding costs as a result of runoff of higher costing certificates of deposit.

                Interest income on loans decreased 16% in the quarter and 24% for the first half compared to 2001, due to the redcutions in the loan portfolio and the sharp decline in prevailing interest rates.  Interest income from investment securities decreased as a result of both a shrinking portfolio on average and declining yields.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

                Interest expense for the quarter decreased $1.2 million to $2.2 million, with interest expense for the six month period decreasing $2.8 million to $4.5 million in 2002.  Interest expense on deposits decreased due to decreases in deposit levels, primarily certificates of deposit, which significantly began to reprice in the second quarter of 2001. Interest bearing deposits declined $32.0 million, or 14.2% since December 31, 2001.  Just as rates on loans and securities decreased, market pressure decreased deposit and borrowing rates as well. Due to the restructuring of the balance sheet and the current liquidity position the Company has been able to reduce the rates on time deposits as they mature.  The cost of interest bearing funds decreased to 3.36% in the first half of 2002 from 4.65% in the first half of 2001.

Provision for Loan Losses

                The provision for loan losses during the first half of 2002 was $263,000 compared to $275,000 in 2001. The provision was determined based on management’s review and analysis of the allowance for loan losses. Nonperforming assets as a percent of period end loans and other real estate owned increased to 1.32% in the first half of 2002 from .71% in the same period of 2001. Net loan losses to average loans for the six months decreased from .06% in 2001 to .05% in 2002, while the loan portfolio decreased 12% as a result of the loan sales and fixed rate loan runoff.

Non-interest Income

                Non-interest income,  excluding gains (losses) on loan, security and branch sales, decreased 10% compared to the second quarter and 16% compared to the first six months of 2001. The primary causes for the decrease in noninterest income were the decline in revenues from the brokerage subsidary of the Bank, and a reduction in ATM fee income with the termination of ATM services with Target Corporation in July 2001.  Service charges on deposits increased 4% for the quarter compared to 2001, and declined 2% from the comparable six months of 2001.  Brokerage commissions increased 3.7% for the quarter compared to 2001, and decreased 27.2% from the comparable six months of 2001.  During the second quarter of 2002, the Company recovered $73K of a previous writedown of a former branch location, which was sold during the quarter.

                During the second quarter of 2002, the Company realized a net pre-tax gain of $688,000 on the sale of branch deposits at its Liberty Road office.

                The sales of equity securities classified as available for sale resulted in a gain of $103,000 in the first quarter of 2002. This transaction was undertaken to reduce the concentration of one stock in the Company’s portfolio.

                Losses on loan sales amounted to $254,000 in the first quarter of 2001 compared to no gains or losses for the same period in 2002.  The Company consummated a $37 million loan sale in the first half of 2001, which consisted primarily of long term fixed rate residential mortgage loans, which presented undue interest rate risk to the Company in a volatile interest rate market.

Non-Interest Expenses

                In the first half of 2002, noninterest expenses decreased 5% compared to the same period in 2001.  Included in noninterest expenses for 2002 is an additional $130,000 of deprecation associated with the accelerated write-off of the ATM network compared to 2001.  Additionally, the Company incurred $38 thousand in legal expenses associated with the lawsuit against Fujistu-ICL Systems, Inc., and a loss associated with the robbery of its Highlandtown Office.

Income Tax Provision

                The effective tax rate for the Company increased to 32.1% for the first half of 2002 compared to 29.9% for the first half of 2001.

Financial Condition

Summary

                Total assets decreased $28.0 million to $329.2 million at June 30, 2002 compared to $357.2 million at the end of 2001. Net loans decreased by $2.6 million or 1.2%, as a result of the continued runoff of residential mortgages and home equity loans as customers refinance existing debt.

                Included in other assets is a receivable of $472,000 which represents funds due the Bank, involving its ATM operations.  The funds represent a claim against the service provider, Fujistu-ICL systems, Inc. who had subcontracted the cash replenishment service to a company that has subsequently filed for bankruptcy protection.  On March 8, 2002, the United States District Court of Maryland entered a summary judgment in favor of the Bank and against the defendent in the total amount of $515,821.  This judgment represents a full award to the Bank of its ATM losses, 9% pre-judgment interest, and court costs claimed in its initial complaint.  The judgment entered by the court is a final judgment, but is subject to appeal, which has been initiated by the defendent.  Absent reversal of appeal, the Bank’s judgment should be fully collectible as the defendent is highly solvent.  Neither the Bank nor its counsel anticipate any loss on the receivable.

Investment Securities

                Investment securities decreased $27.4 million from December 31, 2001 to $80.3 million at June 30, 2002. The Company has restructured its investment portfolio to be less rate sensitive, while providing for greater liquidity to meet funding demands in the future.

Loans

                Total gross loans decreased $2.4 million or 1.1% to $218.1 million at June 30, 2002 from the end of 2001. The decrease was due to the runoff in residential mortgages and equity loans exceeding the strong growth in commercial real estate and small business lending. The commercial market remains very competitive, and the Company has experienced certain payoffs as a result of the customer refinancing elsewhere at a lower rate.

Allowance for Loan Losses

                The allowance for loan losses increased slightly from the end of 2001.  The allowance was $3.3 million at December 31, 2001 and $3.5 million at June 30, 2002. The ratio of the allowance to total loans was 1.51% at year end 2001 and 1.60% at the end of the second quarter of 2002. The ratio of net loan losses to average loans outstanding decreased to ..05% for the first six months of 2002 from .10% for the year ended December 31, 2001. The ratio of nonaccrual loans, restructured loans, loans delinquent more than 90 days and still accruing interest, and other real estate owned to total loans increased to 1.32% as of June 30, 2002 compared to 0.55% at year end 2001.

Other Real Estate Owned, net

                During the quarter ended June 30, 2002,  the Company acquired a property at foreclosure that was securing a home equity  loan.  In addition, the Company accepted a deed in lieu of foreclosure on a property securing a residential mortgage.  Both properties are reported at the lower of cost or estimated net realizable values.

Funding Sources

                Total deposits decreased by $29.6 million to $236.0 million at June 30, 2002 from December 31, 2001. Interest-bearing accounts decreased by $32.0 million while non-interest bearing accounts increased by $2.4 million.

                The advances from the Federal Home Loan Bank remain at $45 million, subject to the first call of $5 million in 2003. Total borrowings  decreased to $56.7 million at June 30, 2002 compared to $56.9 million at the end of 2001.

Capital

                For the first half of 2002, shareholders’ equity increased by $1,422,000 compared to December 31, 2001. The increase was due to comprehensive income of $1,920,000 less dividends paid to shareholders totalling $486,000 and repurchase of stock totaling $12,000.  Shareholders’ equity to total assets remained strong at 10.35% at June 30, 2002. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased as a result of changes in the asset mix to 13.12% and 14.35%, respectively, at June 30, 2002. The Company’s leverage ratio for the first six months of 2002 was 9.23%. These ratios exceed regulatory minimums.

Liquidity

                At June 30, 2002, outstanding loan commitments and unused lines of credit for the Company totaled $100 million. Of this total, management places a high probability of required funding within one year on approximately $15 million.  The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.   At June 30, 2002 the Company’s liquidity has decreased since December 31, as a result of the branch deposit sale of $19 million which was funded by short term liquid investments. The Company has restructured its investment portfolio to provide for funding loan growth, as well as for elimination of higher cost deposits, primarily certificates of deposits.

Interest Rate Risk

                The level of income for a financial institution can be affected by the repricing characteristics of its interest bearing assets and liabilities. At June 30, 2002, the Company’s asset sensitive position continues from December 31, 2001, however management has and continues to take steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

                The net yield on interest earning assets increased during the first half of 2002 to 3.47% from 3.32% for the year ended December 31, 2001. Due to interest rate floors on Company loans, primarily home equity lines, the benefits of repricing of funding deposits and mix have exceed the repricing of assets.  The Company constantly works to manage its exposure to interest rate shifts, and minimize the effect on earnings.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

                During the quarter ended June 30, 2001, the Company brought legal action against Fujitsu-ICL. Systems Inc. seeking recovery of $472,480.  This represents funds held by a subcontractor of Fujistu-ICL Systems, Inc. which was the party providor of ATM replenishment services for the Company.  While the subcontractor has filed for bankruptcy protection from its creditors, the Company’s claim is against Fujistu-ICL Systems, Inc..  The subcontractor provided armoured car services for Fujistu-ICL Systems. Inc. in connection with the ATM maintenance services Fujitsu-ICL Systems, Inc. offered.  Neither the Company, nor it’s legal counsel, anticipate any loss on this matter.  Management is also working with its insurance carrier to assure the maximum protection available to the Company for the exposure.  As of quarter end, this amount is classified in Other Assets on the Company’s balance sheet.

Item 2.    Changes in Securities

There is no information to be reported under this item for the quarter ended June 30, 2002.

Item 3.    Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended June 30, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended June 30, 2002.

Item 5.    Other Information

There is no information to be reported under this item for the quarter ended June 30, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibit 11 - Statement re: Computation of per share earnings

(b)                                 Exhibit 99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)           There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrollton Bancorp
(Registrant)

Date	August 8, 2002	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

Date	August 8, 2002	/s/ Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

11	Statement Re: Computation of Per Share Earnings	14
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	15