Form 10-Q
period 2002-09-30
CARROLLTON BANCORP
filed 2002-11-14
CIK 859222

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-23090

Carrollton Bancorp
(Exact name of small business issuer as specified in its charter)

MARYLAND	52-1660951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,687,210 common shares outstanding at November 4, 2002

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Carrollton Bancorp and Subsidiary

	September 30 2002	December 31 2001
ASSETS
Cash and due from banks	$21,783,109	$19,276,101
Federal funds sold	9,633,530	1,380,865
Investment securities:
Available for sale	77,909,528	107,687,169
Held to maturity (approximate market value of $25,000; and $25,000)	25,000	25,000
Loans held for sale	0	361,034
Loans, less allowance for loan losses of $3,651,735 and $3,338,807	207,608,725	216,839,176
Premises and equipment	5,943,410	7,121,828
Foreclosed real estate	193,468	0
Accrued interest receivable	2,018,293	2,240,990
Prepaid income taxes	181,566	0
Other assets	2,111,315	2,262,777

	$327,407,944	$357,194,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$42,943,536	$39,986,174
Interestbearing	190,918,893	225,542,546
Total deposits	233,862,429	265,528,720
Federal funds purchased and securities sold under agreement to repurchase	10,130,374	11,232,829
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Notes payable - U.S. Treasury	2,022,945	657,726
Accrued interest payable	538,095	550,753
Deferred income taxes	685,977	335,855
Accrued income taxes	0	280,785
Other liabilities	1,091,028	959,968
	293,330,848	324,546,636

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,695,692 and 2,701,254 shares	2,695,692	2,701,254
Surplus	16,945,828	17,017,446
Retained earnings	12,629,937	11,680,425
Accumulated other comprehensive income	1,805,639	1,249,179
	34,077,096	32,648,304

	$327,407,944	$357,194,940

Note:  Balances at December 31, 2001 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Carrollton Bancorp and Subsidiary

	Quarter Ended September 30				Nine Months Ended September 30
	2002		2001		2002		2001
INTEREST INCOME
Interest and fees on loans	$3,814,256		$4,293,096		$11,312,141		$14,200,796
Interest and dividends on securities:
Taxable interest	789,358		1,160,518		2,653,521		3,612,575
Nontaxable interest	60,641		67,409		184,561		202,626
Dividends	31,123		32,177		94,398		95,504
Interest on federal funds sold and other	78,560		184,748		267,006		560,300

Total interest income	4,773,938		5,737,948		14,511,627		18,671,801

INTEREST EXPENSE
Deposits	1,316,323		2,163,591		4,256,318		7,608,814
Other	810,188		857,076		2,390,895		2,707,853

Total interest expense	2,126,511		3,020,667		6,647,213		10,316,667

Net interest income	2,647,427		2,717,281		7,864,414		8,355,134
Provision for loan losses	131,500		137,500		394,500		412,500

Net interest income after provision for loan losses	2,515,927		2,579,781		7,469,914		7,942,634

NONINTEREST INCOME
Service charges on deposit accounts	287,136		283,484		852,588		860,297
Brokerage commissions	154,478		265,648		566,623		831,763
Other fees, commissions, and revenues	1,301,582		1,314,564		3,591,889		4,128,283
Gain on branch divestiture	0		0		687,883		0
Gains on security sales	106,875		(2,725)		209,880		(2,725)
Gains(loss) on loan sales	0		0		0		(254,409)

Total noninterest income	1,850,071		1,860,971		5,908,863		5,563,209

NONINTEREST EXPENSES
Salaries	1,302,508		1,364,285		3,907,218		3,938,966
Employee benefits	299,894		255,560		867,082		830,278
Occupancy	382,070		377,306		1,040,612		1,210,483
Furniture and equipment	507,954		512,041		1,543,488		1,313,762
Other operating expenses	1,188,282		1,150,963		3,551,681		3,960,480

Total noninterest expenses	3,680,708		3,660,155		10,910,081		11,253,969

Income before taxes	685,290		780,597		2,468,696		2,251,874
Income taxes	218,304		235,467		790,093		674,679

Net income	$466,986		$545,130		$1,678,603		$1,577,195

EARNINGS PER COMMON SHARE
Net income - basic and diluted	$0.16	(1)	$0.19	(1)	$0.59	(1)	$0.55 (1)

(1)  All earnings per share amounts have been adjusted to reflect a 5% stock dividend declared on October 24, 2002.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Carrollton Bancorp and Subsidiary

	Nine Months Ended September 30
	2002	2001
Cash flows from operating activities
Interest received	$14,921,564	$18,942,319
Fees and commissions received	4,898,280	5,240,946
Interest paid	(6,659,871)	(10,290,403)
Origination of loans held for sale, net of principal reduction	0	174,056
Proceeds from sale of loans held for sale	0	1,126,288
Gain on branch divestiture	687,883	0
Cash paid to suppliers and employees	(9,454,883)	(9,692,402)
Income taxes paid	(1,252,444)	(551,847)
	3,140,529	4,948,957

Cash flows from investing activities
Proceeds from maturities of securities held to maturity	0	25,000
Proceeds from sales of securities available for sale	600,596	3,298,320
Proceeds from maturities of securities available for sale	105,166,339	94,033,629
Purchase of securites available for sale	(75,060,072)	(130,697,175)
Loans made, net of principal collected	835,341	1,390,771
Purchase of loans, net of principal collected	8,361,644	12,360,449
Proceeds from sale of loans	0	35,294,964
Proceeds from sale of premises and equipment	212,984	0
Purchase of premises and equipment	(94,422)	(436,533)
Purchase of other real estate owned	(193,468)	0
	39,828,942	15,269,425

Cash flows from financing activities
Net increase (decrease) in time deposits	(12,102,593)	(11,993,962)
Net increase (decrease) in other deposits	(19,563,698)	314,355
Net increase (decrease) in other borrowed funds	262,764	(4,404,307)
Dividends paid	(729,091)	(487,392)
Common stock repurchase and retirement	(77,180)	0
	(32,209,798)	(16,571,306)
Net increase (decrease) in cash and cash equivalents	10,759,673	3,647,076
Cash and cash equivalents at beginning of year	20,656,966	26,558,828
Cash and cash equivalents at September 30	$31,416,639	$30,205,904

Reconciliation of net income to net cash provided by operating activites
Net income	$1,678,603	$1,577,195

Adjustments to reconcile net income to net cash provided by operating activites
Provision for loan losses	394,500	412,500
Deprecation and amortization	1,255,328	1,176,435
Amortization of premiums and discounts	187,240	106,499
Gains on disposal of securities	(209,880)	2,725
Loans held for sale made, net of principal reductions	0	1,300,344
(Gains) losses on sale of loans	0	254,409
(Gains) losses on sale of premises and equipment	(72,984)	0

(Increase) decrease in:
Accrued interest receivable	222,697	164,019
Prepaid income taxes	(181,566)	0
Other assets	28,974	(273,454)

Increase (decrease) in:
Accrued interest payable	(12,658)	26,264
Accrued income taxes	(280,785)	122,782
Other liabilities	131,060	79,239
	$3,140,529	$4,948,957

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CARROLLTON BANCORP

Nine month period ended September 30, 2002

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended September 30, 2002 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2002.

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

For the Nine Month Periods Ended:	September 30, 2002	September 30, 2001

Net Income	$1,678,603	$1,577,195
Other comprehensive income:
Unrealized gains (losses) during the period	1,116,462	1,724,912
Less: Adjustment for security gains (losses)	(209,880)	0
Other comprehensive income, before taxes	906,582	1,724,912
Income taxes on comprehensive income	350,122	666,161
Other comprehensive income, after tax	556,460	1,058,751
Comprehensive income	$2,235,063	$2,635,946

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

Carrollton Bancorp reported net income for the first nine months of 2002 of $1,679,000, or $.59 on a per share basis. For the same period of 2001, net income amounted to $1,577,000, or $.55 per share. Net income for the third quarter was $467,000, or $.16 per share, compared to $545,000, or $.19 per share for the same period in 2001.  Earnings per share numbers are adjusted to reflect a 5% stock dividend declared October 24, 2002.  Interest and fee income on loans decreased 11% and 20% respectively from the comparable quarter and nine month periods of 2001 as a result of loan sales totalling $37 million in 2001 and lower yields on the portfolio.  Total interest income decreased 17% and 22% respectively from the comparable quarter and nine month periods of 2001.  Net interest income decreased 3% and 6% over the comparable quarter and nine month periods of 2001.  Noninterest income, excluding gains (losses) on loan, security and branch divesture, decreased 6% compared to the third quarter and 14% compared to the first nine months of 2001.

The primary causes for the decrease in noninterest income were the decline in revenues from the brokerage subsidary of the Bank, and a reduction in ATM fee income due to the termination of ATM services with Target Corporation in July of 2001.  Offsetting the overall decrease in noninterest income were decreased expenses related to fee business lines which have a variable cost component.  In addition, the results for 2002 also include an additional $130,000 of deprecation expense during the first nine months of the year associated with the accelerated write-off of the ATM network compared to 2001.

Net Interest Income

Net interest income for the Company on a tax equivalent basis decreased $0.1 and $0.6 million to $2.7 and $8.1 million respectively for the quarter and first nine months of 2002 compared to 2001.  The net yield on average earning assets on a tax equivalent basis increased from 3.33% in the first nine months of 2001 to 3.54% in 2002. The net yield on average earning assets on a tax equivalent basis increased from 3.33% for the third quarter of 2001 to 3.70% in 2002.  The increase in the net yield came principally from the decline in funding costs as a result of runoff of higher costing certificates of deposit.

Interest income on loans decreased 11% in the quarter and 20% for the first nine months compared to 2001, due to the reductions in the loan portfolio and the sharp decline in prevailing interest rates.  Interest income from investment securities decreased as a result of both a shrinking portfolio on average and declining yields.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest expense for the quarter decreased $0.9 million to $2.1 million, with interest expense for the nine month period decreasing $3.7 million to $6.6 million in 2002.  Interest expense on deposits decreased due to decreases in deposit levels, primarily certificates of deposit, which began to reprice in the second quarter of 2001. Interest bearing deposits declined $34.6 million, or 15.4% since December 31, 2001.  Just as rates on loans and securities decreased, market pressure decreased deposit and borrowing rates as well. Due to the restructuring of the balance sheet and the current liquidity position the Company has been able to reduce the rates on time deposits as they mature.  The cost of interest bearing funds decreased to 3.37% in the first nine months of 2002 from 4.47% in the first nine months of 2001.

Provision for Loan Losses

The provision for loan losses during the first nine months of 2002 was $394,500 compared to $412,500 in 2001. The provision was determined based on management’s review and analysis of the allowance for loan losses. Nonperforming assets as a percent of period end loans and other real estate owned increased to 1.84% in the first nine months of 2002 from .69% in the same period of 2001. Net loan losses to average loans for the nine months decreased from .08% in 2001 to .04% in 2002, while the average balance of the loan portfolio for the nine month period decreased 10% as a result of the loan sales and fixed rate loan runoff.

Noninterest Income

Noninterest income, excluding gains (losses) on loan, security and branch divestiture, decreased 6% compared to the third quarter and 14% compared to the first nine months of 2001. The primary causes for the decrease in noninterest income were the decline in revenues from the brokerage subsidary of the Bank, and a reduction in ATM fee income due to the termination of ATM services with Target Corporation in July 2001.  Service charges on deposits increased 1% for the quarter compared to 2001, and declined 1% from the comparable nine months of 2001.  Brokerage commissions decreased 41.8% for the quarter compared to 2001, and decreased 31.9% from the comparable nine months of 2001.  During the second quarter of 2002, the Company recovered $73K of a previous writedown of a former branch location, which was sold during the quarter.

During the second quarter of 2002, the Company realized a net pre-tax gain of $688,000 on the sale of branch deposits at its Liberty Road office.

The sales of equity securities classified as available for sale resulted in a gain of $107,000 in the third quarter of 2002, and a gain of $210,000 during the first nine months of 2002. The earlier transaction was undertaken to reduce the concentration of one stock in the Company’s portfolio.  The gain during the third quarter resulted from stock which was retired in a cash for stock acquistion of the entity.

Losses on loan sales amounted to $254,000 in the first nine months of 2001 compared to no gains or losses for the same period in 2002.  The Company consummated a $37 million loan sale in the first half of 2001, which consisted primarily of long term fixed rate residential mortgage loans, which presented undue interest rate risk to the Company in a volatile interest rate market.

Noninterest Expenses

In the first nine months of 2002, noninterest expenses decreased 3% compared to the same period in 2001.  Included in noninterest expenses for 2002 is an additional $130,000 of deprecation associated with the accelerated write-off of the ATM network compared to 2001.  Additionally, the Company incurred $38 thousand in legal expenses associated with the lawsuit against Fujistu-ICL Systems, Inc., and a loss associated with the robbery of its Highlandtown Office.

Income Tax Provision

The effective tax rate for the Company increased to 32.0% for the first nine months of 2002 compared to 30.0% for the first nine months of 2001.

Financial Condition

Summary

Total assets decreased $29.8 million to $327.4 million at September 30, 2002 compared to $357.2 million at the end of 2001. Net loans decreased by $9.6 million or 4.4%, as a result of the continued runoff of residential mortgages and home equity loans as customers refinance existing debt.

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

Investment Securities

Investment securities decreased $29.8 million from December 31, 2001 to $77.9 million at September 30, 2002. The Company has restructured its investment portfolio to be less rate sensitive, while providing for greater liquidity to meet funding demands in the future.

Loans

Total gross loans decreased $9.3 million or 4.2% to $211.3 million at September 30, 2002 from the end of 2001. The decrease was due to the runoff in residential mortgages and equity loans exceeding the strong growth in commercial real estate and small business lending. The commercial market remains very competitive, and the Company has experienced certain payoffs as a result of the customer refinancing elsewhere at a lower rate.

Allowance for Loan Losses

The allowance for loan losses increased from the end of 2001.  The allowance was $3.3 million at December 31, 2001 and $3.7 million at September 30, 2002. The ratio of the allowance to total loans was 1.51% at year end 2001 and 1.73% at the end of the third quarter of 2002. The ratio of net loan losses to average loans outstanding decreased to .04% for the first nine months of 2002 from .10% for the year ended December 31, 2001. The ratio of nonaccrual loans, restructured loans, loans delinquent more than 90 days and still accruing interest, and other real estate owned to total loans increased to 1.84% as of September 30, 2002 compared to 0.55% at year end 2001.

Foreclosed Real Estate

During the quarter ended June 30, 2002, the Company acquired a property at foreclosure that was securing a home equity loan.  In addition, the Company accepted a deed in lieu of foreclosure on a property securing a residential mortgage.  Both properties are reported at the lower of cost or estimated net realizable values.

Funding Sources

Total deposits decreased by $31.7 million to $233.9 million at September 30, 2002 from December 31, 2001. Interest-bearing accounts decreased by $34.6 million while non-interest bearing accounts increased by $3.0 million.

The advances from the Federal Home Loan Bank remain at $45 million, subject to the first call of $5 million in 2003. Total borrowings increased to $57.2 million at September 30, 2002 compared to $56.9 million at the end of 2001.

Capital

For the first nine months of 2002, shareholders’ equity increased by $1,429,000 compared to December 31, 2001. The increase was due to comprehensive income of $2,235,000 less dividends paid to shareholders totalling $729,000 and repurchase of stock totaling $77,000.  Shareholders’ equity to total assets remained strong at 10.41% at September 30, 2002. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased as a result of changes in the asset mix to 13.88% and 15.12%, respectively, at September 30, 2002. The Company’s leverage ratio for the first nine months of 2002 was 9.80%. These ratios exceed regulatory minimums.

Liquidity

At September 30, 2002, outstanding loan commitments and unused lines of credit for the Company totaled $93 million. Of this total, management places a high probability of required funding within one year on approximately $14 million.  The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.  At September 30, 2002 the Company’s liquidity has decreased since December 31, as a result of the branch deposit sale of $19 million which was funded by short term liquid investments. The Company has restructured its investment portfolio to provide for funding loan growth, as well as for elimination of higher cost deposits, primarily certificates of deposits.

Interest Rate Risk

The level of income for a financial institution can be affected by the repricing characteristics of its interest bearing assets and liabilities. At September 30, 2002, the Company’s asset sensitive position continues from December 31, 2001, however management has and continues to take steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

The net yield on interest earning assets increased during the first nine months of 2002 to 3.54% from 3.32% for the year ended December 31, 2001. Due to interest rate floors on Company loans, primarily home equity lines, the benefits of repricing of funding deposits and mix have exceed the repricing of assets.  The Company constantly works to manage its exposure to interest rate shifts, and minimize the effect on earnings.

Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

During the quarter ended June 30, 2001, the Company brought legal action against Fujitsu-ICL Systems, Inc. seeking recovery of $472,480.  This represents funds held by a subcontractor of Fujistu-ICL Systems, Inc. which was the party providor of ATM replenishment services for the Company.  While the subcontractor has filed for bankruptcy protection from its creditors, the Company’s claim is against Fujistu-ICL Systems, Inc.  The subcontractor provided armoured car services for Fujistu-ICL Systems, Inc. in connection with the ATM maintenance services Fujitsu-ICL Systems, Inc. offered.  Neither the Company, nor its legal counsel, anticipate any loss on this matter.  Management is also working with its insurance carrier to assure the maximum protection available to the Company for the exposure.  As of quarter end, this amount is classified in Other Assets on the Company’s balance sheet.

Item 2.   Changes in Securities

There is no information to be reported under this item for the quarter ended September 30, 2002.

Item 3.   Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended September 30, 2002.

Item 4.   Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended September 30, 2002.

Item 5.   Other Information

There is no information to be reported under this item for the quarter ended September 30, 2002.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibit 11- Statement re: Computation of per share earnings

(b)	Exhibit 99.1- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 99.2- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrollton Bancorp
(Registrant)

Date November 4, 2002	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

Date November 4, 2002	/s/ Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President & CFO

CARROLLTON BANCORP

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Carrollton Bancorp (the “Company”) on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission and which this Certification is an exhibit (the “Report”), the undersigned hereby certifies, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

                (1)           I have reviewed this quarterly report on Form10-Q of Carrollton Bancorp;

                (2)           Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this quarterly report;

                (3)           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the quarterly report;

                (4)           The registrant’s other certifying officers and I:

(a)           are responsible for establishing and maintaining disclosure controls and proceedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer;

(b)           have designed such disclosures controls and procedures to ensure that material information is made known to them, particularly during the period in which this quarterly report is being prepared;

(c)           have evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the evaluation date); and

(d)           have presented within the report our conclusions as to the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

                (5)           The registrant’s other certifying officers and I have disclosed to the registrant’s auditors and the registrant’s audit committee of the board of directors:

(a)           all significant deficiencies and material weaknesses in the design or operation of internal controls which could adversely affect the issuers ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

                (6)           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 4, 2002	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

CARROLLTON BANCORP

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Carrollton Bancorp (the “Company”) on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission and which this Certification is an exhibit (the “Report”), the undersigned hereby certifies, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

                (1)           I have reviewed this quarterly report on Form10-Q of Carrollton Bancorp;

                (2)           Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this quarterly report;

                (3)           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the quarterly report;

                (4)           The registrant’s other certifying officers and I:

(a)           are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer;

(b)           have designed such disclosures controls and procedures to ensure that material information is made known to them, particularly during the period in which this quarterly report is being prepared;

(c)           have evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the evaluation date); and

(d)           have presented within the report our conclusions as to the effectiveness of the disclosure controls and proceedures based on the required evaluation as of that date;

                (5)           The registrant’s other certifying officers and I have disclosed to the registrant’s auditors and the registrant’s audit committee of the board of directors:

(a)           all significant deficiencies and material weaknesses in the design or operation of internal controls which could adversely affect the issuers ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

                (6)           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 4, 2002	/s/ Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description

11	Statement Re: Computation of Per Share Earnings

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002