Form 10-K
period 2002-12-31
CARROLLTON BANCORP
filed 2003-03-20
CIK 859222

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2002

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

Yes  X              No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of February 28, 2003, the aggregate market value of the voting stock held by non-directors and executive officers: $32,118,536.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,821,757 shares as of March 7, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held on April 22, 2003 are incorporated by reference into Part III.

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

  Service Area. – The service area for the Bank is defined principally by geographic area. The Bank's ten bank branches are located in Baltimore City, Baltimore County and Anne Arundel County, Maryland. The Bank attracts deposits and generates loan activity throughout this area primarily through its branch network. In addition, the Bank has made loans in Harford County, Howard County and Prince George's County, Maryland, and in southern Pennsylvania. The Bank also has deposit customers who live in Harford County and Howard County, Maryland. The Bank also operates an ATM network of 152 machines in Maryland, Virginia, West Virginia, and Delaware. The Bank also sponsors national retailers in various electronic networks operating as regional switches for electronic transactions throughout the country.

  Description of Services. – The Bank provides a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to consumers and business principals.

  The following is a partial listing of the types of services and products that the Bank offers:

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
  Point of Sale (POS) services.

  •
  Other services, such as direct deposit services, travelers checks and IRAs.

  Customer service hours for the Bank are fully competitive with other institutions in the market area. The Bank also acts as a reseller of services purchased from third party vendors for customers requiring services not offered directly by the Bank.

  Lending Activities. – The Bank makes various types of loans to borrowers based on, among other things, an evaluation of the borrowers' net asset value, cash flow, security and indicated ability to repay. Loans to consumers include home equity loans, home improvement loans, overdraft loans, and installment loans for automobiles, boats and recreational vehicles. The Bank also makes loans secured by deposit accounts and common stocks. The Bank's commercial loan product line includes first mortgage loans, time and demand loans, lines and letters of credit, and asset based financing. The Notes to the Consolidated Financial Statements contained in Part II, Item 8 report the classification by type of loan for the whole portfolio.

  First and second residential mortgage loans, made principally through a subsidiary of the Bank, Carrollton Mortgage Services Inc., ("CMSI") enabled customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value greater than 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used. The Bank experienced net losses of $0 and net recoveries of $0 on residential mortgage loans in 2002. The Bank experienced $50,460 in net losses in 2001 and $20,574 in net recoveries in 2001. In 2000, the bank experienced $96,961 in net losses and $30,317 in net recoveries. There was $535,080 of residential mortgage loans delinquent more than 90 days at December 31, 2002. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management. It has been noted that due to current economic conditions, bankruptcy filings and foreclosures have risen.

  Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line.

Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. As with first mortgage residential loans, borrowers are required to meet certain income to debt ratios. The Bank maintains in its portfolio loans financed under a program that financed up to 125% of the value of the home, subject to stricter income and debt ratios, with a maximum loan amount of $25,000. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced net losses on home equity loans during 2002 of $160,591 and recoveries of $67,705. There were net losses of $67,122 and net recoveries of $2,228 in 2001. There were net losses of $104,226 and $0 net recoveries on home equity loans during 2000. There was approximately $226,305 of home equity loans delinquent more than 90 days at December 31, 2002. There is no discernible delinquency or loss trends relating to home equity loans known to management.

  Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 100% coverage of the business debt service, and to income-producing property to be self-supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. The repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business. The Bank experienced losses of $112,718, $0, and $0 on commercial mortgage loans during 2002, 2001, and 2000, respectively. There were $996,202 of commercial mortgage loans past due more than 90 days at December 31, 2002. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

  Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank typically will finance 70% to 75% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses on construction and land development loans during 2002, 2001, or 2000. There were no construction and land development loans past due more than 90 days at December 31, 2002. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

  Time and demand loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. Time and demand loans and lines of credit are more risky than secured commercial real estate lending transactions. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate, or the collateral may be used for other purposes if not subject to Uniform Commercial Code filings. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had net losses of $21,904 and net recoveries of $2,475 on time and demand loans in 2002, net recoveries of $17,269 in 2001 and net losses of $30,015 and net recoveries of $51,115 in 2000. There were $486,855 of time and demand and line of credit loans delinquent more than 90 days at December 31, 2002. There is no discernible delinquency or loss trends relating to time and demand loans or lines of credit known to management.

  Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. Home improvement loans include those made directly to customers and those made indirectly or originated through an approved home improvement dealer. The Bank makes unsecured home improvement loans to a maximum amount of $15,000. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the debt-to-income-ratio requirement helps determine the borrower's current ability to repay the loan. The Bank had net charge-offs of home improvement loans of approximately $24,472, $30,251, and $22,000 in 2002, 2001, and 2000. There were net recoveries of $10,912, $11,388, and $39,000 in 2002, 2001, and 2000. There were no home improvement loans delinquent more than 90 days at December 31, 2002. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

  The remainder of the consumer loan portfolio is composed of installment loans for automobiles, boats and recreational vehicles, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the debt-to-income ratio requirement helps determine the borrower's current ability to repay. The Bank had net losses on automobile loans in 2002, 2001, and 2000 of $0, $21,933, and $208, respectively, and recoveries of $1,400, $208, and $0 in 2002, 2001 and 2000, respectively. There were no automobile or other vehicle loans past due more than 90 days at December 31, 2002. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

  Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2002, 2001, and 2000 were approximately $59,096, $114,000, and $122,000, respectively. There were $1,850 of overdraft loans and other personal loans past due more than 90 days at December 31, 2002. There are no discernible delinquency or loss trends relating to overdraft lines and other personal loans known to management; however, the increased losses for the three-year period relate primarily to a higher level of personal bankruptcy filings.

  Loans secured by savings accounts in the Bank and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 95% of balances in savings or certificates of deposit accounts in the Bank. The Bank will advance funds up to 60% of the market value of actively traded stock certificates and bonds or 50% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2002, 2001, or 2000. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 2002. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

  Reference is also made to Note 5 of the Notes to Consolidated Financial Statements included in this Report for the composition of the loan portfolio by type of loan. This Note will indicate the relative size of the various types of loans to the portfolio in total. Reference is made to the Statistical Disclosures in this Report for an allocation of the allowance for loan losses by type of loan, which also indicates management's assessment of the degree of risk that each type of loan carries.

  The Bank is the principal originator of the loans it makes, at this time. In prior periods, residential mortgage loans and home equity loans and lines of credit were predominantly purchased from a network of brokers or other types of originators with whom the Bank does business. The Bank has sold some loans in the secondary market and therefore derives a small amount of noninterest income from serviced loans. These income amounts are not significant to the amounts of noninterest income derived from other sources.

  Reference is made to Note 5 of the Notes to Consolidated Financial Statements which contains the amounts of nonaccrual, restructured, and delinquent loans at December 31, 2002.

  Carrollton Community Development Corporation (CCDC), a 96.4% owned subsidiary of Carrollton Bank, was established in 1995 for the purpose of promoting, developing, and improving the housing and economic conditions of people in Maryland with particular emphasis in the Metropolitan Baltimore area. CCDC promotes through loans, investments, and other transactions, efforts to increase housing for low and moderate-income individuals.

  Investment Activities. – The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 24% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage backed securities with maturities varying from 2003 to 2017. Reference is made to Note 4 of the Notes to Consolidated Financial Statements included in this Report and Statistical Disclosures for additional information concerning the investment portfolio.

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

  Reference is also made to Note 9 of the Notes to Consolidated Financial Statements included in this Report for additional information concerning deposits of the Bank.

  Brokerage Activities. – Carrollton Financial Services, Inc., a subsidiary of the Bank, provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2002, commission and other income totaled $670,952 and income after taxes was $85,901.

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

  Employees. – As of December 31, 2002, the Bank and its subsidiaries had 116 full time equivalent employees, 45 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management does not anticipate any inordinate difficulty in recruiting and training such additional officers and employees as it may need in the future. Management believes that relations with its employees are good.

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

  Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. A major exception to this prohibition is for activities the Board of Governors finds, by order or regulation, to be so closely related to banking or managing or controlling banks. Some of the activities that the Board of Governors has determined by regulation to be properly incident to the business of a bank holding company are: making or servicing loans and certain types of leases; engaging in certain investment advisory and discount brokerage activities; performing certain data processing services; acting in certain circumstances as a fiduciary or as an investment or financial advisor; ownership of certain types of savings associations; engaging in certain insurance activities; and making investments in certain corporations or projects designed primarily to promote community welfare.

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

  In addition, each insured nonmember bank also must maintain a "tier 1 risk-based capital ratio" of 4%. The "tier 1 risk-based capital ratio" is defined in FDIC regulations as the ratio of tier 1 capital to risk-weighted assets. A bank's total risk-weighted assets are determined by: (i) converting each of its off-balance sheet items to a balance sheet credit equivalent amount; (ii) assigning each balance sheet asset and the credit equivalent amount of each off-balance sheet item to one of the five risk categories established in the FDIC's regulations; and (iii) multiplying the amounts in each category by the risk factor assigned to that category. The sum of the resulting amounts constitutes total risk-weighted assets.

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

  Transactions with Affiliates. – Transactions engaged in by an insured nonmember bank or one of its subsidiaries with affiliates of such bank are subject to the affiliate transactions restrictions contained in Section 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions apply to transactions engaged in by a Federal Reserve System member bank or one of its subsidiaries with affiliates of that member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate. Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, or at least as favorable to the member bank or the subsidiary, as the terms that would apply, or would be offered in, a comparable transaction with an unaffiliated party.

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

  Income Taxes. – The Company and its subsidiaries are required to file annual income tax returns with both the Internal Revenue Service (the "IRS") and the taxing authorities in any state in which they are qualified to do business. Because the Bank is under $500 million in asset size, it is permitted to use the reserve method of tax accounting for determining bad debt deductions for income tax purposes. At December 31, 2002, the Bank had a tax bad debt reserve of $609 thousand and a book bad debt reserve of $3.6 million. The Bank has provided a deferred tax asset on its books for the difference between its tax and book bad debt reserves. If the Bank were to grow to a size of $500 million or greater, it would be required to recapture its tax bad debt reserve over a four year period and pay taxes on that amount. For financial accounting purposes, the payment of these taxes would be offset by an increase in the deferred tax asset related to the difference between tax and book bad debt reserves, potentially subject to a total deferred tax asset limitation based on reasonable recovery under current accounting literature.

  Although the Company currently pays income taxes based on current marginal rates, the Bank has a portfolio of state and municipal securities, which earn interest that is not taxed for federal income tax purposes. For that reason, the Bank may be subject to the Alternative Minimum Tax ("AMT") provisions of the Internal Revenue Code. The AMT provisions in general limit the benefit available from investing in tax free obligations, and require companies to pay the higher of taxes computed at 34% of income less the tax free income, or 20% of total income. Any amounts paid under the AMT are carried over and are available as a credit in future years.

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

  Monetary Policies. – Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and other borrowings and the interest received by the bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings. Consequently, the earnings growth of the Bank is influenced by economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted, although this instrument of monetary policy may cause volatile fluctuations in short term interest rates, and it can have a direct, adverse effect on the operating results of financial institutions. Consequently, Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

  During the last several years, federal legislation and actions by various federal regulatory authorities have significantly increased the competition among commercial banks, savings and loan associations, savings banks, and other financial institutions through, among other things, the elimination of virtually all rate ceilings on interest-bearing deposits.

ITEM 2: DESCRIPTION OF PROPERTY

   Both the Bank's main branch and certain of the Company's executive and administrative offices are located in the Bank's headquarters building which it owns in downtown Baltimore, Maryland. The Bank owns buildings for three of its other branch office locations as well. The Bank leases space for the remaining six branches, and for its operations center which primarily houses support functions. As a result of the sale of one of the Bank's branches, it remains responsible for a lease of the facility, currently subleased by the acquiring bank, which expires in 2005. Current lease terms expire in 2004 through 2009 and contain renewal options ranging from 4 to 24 years.

  The Bank has purchased the furniture and fixtures required for its headquarters, operations center and branch network. The Bank has purchased the computer/teller equipment in its branch network and the equipment used for administrative functions.

ITEM 3: LEGAL PROCEEDINGS

   A proper person plaintiff, Charles A. Allen, filed a negligence lawsuit against Carrollton Bank on October 24, 2002 in the Circuit Court of Baltimore City. The case was also filed against an employee of the Bank, the FDIC, and an employee of the FDIC. Counsel for the Bank filed an answer to Mr. Allen's complaint on December 20, 2002 to protect the Bank's interest.

  The FDIC removed the case to the federal court in Baltimore on December 20, 2002. Counsel for the Bank has tendered the defense of this case to the Bank's insurance carrier on January 31, 2003. While Mr. Allen seeks damages of the Bank in excess of $50,000,000, counsel's evaluation of the case is that it is a frivolous suit and will likely be dismissed on motion as to the Bank and its employee.

  Counsel feels that Mr. Allen's claim is a "covered claim" under the Bank's Errors and Omissions insurance policy which should cover the defense and indemnification of the Bank for said claim.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

TRADING AND DIVIDENDS

  As of December 31, 2002, there were approximately 689 shareholders of record of the Company. Since May 1994, the Company's Common Stock has traded on the NASDAQ National Market Tier of The NASDAQ Stock Market under the symbol "CRRB". Currently, there are two broker-dealers who make a market in the Common Stock.

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

Period	Price per Share (a)				Cash Dividends Paid per Share(a)
	2002		2001		2002	2001
	High	Low	High	Low

1st Quarter	$12.018	$11.202	$11.429	$9.524	$0.085	$0.085
2nd Quarter	12.880	11.347	11.143	9.524	0.086	0.086
3rd Quarter	13.107	11.837	12.381	11.048	0.085	0.085
4th Quarter	14.250	11.701	12.857	11.000	0.086	0.086

(a)
Per share amounts have been adjusted to retroactively reflect the effect of the 5% stock dividend declared in October of 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	179,025	$13.68	30,975
Equity compensation plans not approved by security holders	—	—	—

Total	179,025	$13.68	30.975

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

SELECTED FINANCIAL HIGHLIGHTS

	2002	2001 (As Restated) (c)	2000 (As Restated) (c)	1999 (As Restated) (c)	1998 (As Restated) (c)

CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$18,985,364	$23,832,624	$26,726,048	$22,255,896	$20,359,202
Interest expense	8,692,320	12,872,355	15,921,684	10,953,649	9,596,722

Net interest income	10,293,044	10,960,269	10,804,364	11,302,247	10,762,480
Provision for loan losses	526,000	550,000	448,000	597,840	615,000

Net interest income after provision for loan losses	9,767,044	10,410,269	10,356,364	10,704,407	10,147,480
Noninterest income	7,534,802	7,156,444	7,913,046	10,721,487	9,757,388
Noninterest expense	14,536,958	14,817,504	15,945,347	17,864,554	15,826,736

Income before income taxes	2,764,888	2,749,209	2,324,063	3,561,340	4,078,132
Income tax provision	847,630	816,132	576,531	840,664	1,103,783

Net income	$1,917,258	$1,933,077	$1,747,532	$2,720,676	$2,974,349

CONSOLIDATED BALANCE SHEET DATA, AT YEAR END
Assets	$324,221,615	$356,907,181	$387,658,811	$375,331,442	$317,756,186
Loans, net of unearned income	205,220,126	220,539,017	278,019,898	260,005,257	210,800,847
Deposits	230,264,108	265,528,720	292,024,141	262,449,865	236,979,025
Shareholders' equity	33,691,079	32,458,383	30,292,083	29,694,656	30,807,978
PER SHARE DATA: (a)
Number of shares of Common Stock outstanding, at year-end	2,821,757	2,836,317	2,843,120	2,915,749	2,970,962
Net income:
Basic	$0.68	$0.68	$0.61	$0.96	$0.99
Diluted	0.68	0.68	0.61	0.96	0.99
Cash dividends declared	0.342	0.342	0.337	0.292	0.271
Book value, at year end	11.94	11.44	10.65	10.18	10.37
Performance and Capital Ratios:
Return on average assets	0.57%	0.52%	0.46%	0.81%	1.00%
Return on average shareholders' equity	5.70%	6.05%	5.91%	8.80%	9.73%
Net yield on interest earning assets (b)	3.47%	3.32%	3.22%	4.01%	4.38%
Average shareholders' equity to average total assets	9.99%	8.52%	7.81%	9.21%	10.28%
Year-end capital to year-end risk-weighted assets:
Tier 1	13.57%	12.88%	10.99%	11.96%	14.74%
Total	15.07%	14.26%	12.13%	13.12%	16.34%
Year-end Tier 1 leverage ratio	9.54%	8.61%	7.74%	8.38%	8.69%
Cash dividend declared to net income	50.80%	50.43%	55.58%	31.77%	27.63%
ASSETS QUALITY RATIOS:
Allowance for loan losses, at year-end to:
Total loans, net of unearned income	1.74%	1.51%	1.09%	1.09%	1.13%
Nonperforming, restructured and past-due loans	111.68	276.13	119.19	201.30	111.00
Net charge-offs to average total loans, net of unearned income	0.13	0.10	0.09	0.07	0.28
Nonperforming assets as a percent of period-end loans and other real estate	1.67	0.55	0.91	0.54	1.02
(a)
Per share amounts and common shares outstanding have been adjusted to retroactively reflect the effect of a 5% stock dividend declared by the Board of Directors on October 24, 2002, as well as a stock split in the form of a 100% stock dividend declared July 22, 1999.

(b)
Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

(c)
Previously reported figures adjusted to reflect restatement of 1999 and 1997 results. See Note 2 to the Consolidated Financial Statements.

ITEM 6A: DISTRIBUTION OF ASSETS,
LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES, INTEREST AND YIELDS

  The following chart contains average balance sheet information for 2002, 2001, and 2000, and indicates the related interest income or expense and calculated yield. Nonaccruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on nonaccrual loans is included in the interest income column.

2002 AVERAGE BALANCES, INTEREST, AND YIELDS

	2002
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$10,563,830	$166,183	1.57%
Federal Home Loan Bank stock	3,060,959	163,132	5.33
Investment securities
U.S. Treasury	700,723	12,587	1.80
U.S. government agency	43,244,998	1,993,200	4.61
State and municipal	5,577,528	362,950	6.51
Mortgage-backed securities	19,122,373	1,068,841	5.59
Corporate bonds	7,682,596	466,665	6.07
Other	4,111,271	285,749	6.95

	80,439,489	4,189,992	5.21

Loans
Demand and time	35,702,734	2,408,240	6.75
Residential mortgage	98,056,690	6,460,935	6.59
Commercial mortgage and construction	75,290,582	5,428,237	7.21
Installment and credit card	3,737,614	367,749	9.84
Lease financing	2,985,485	261,238	8.75

	215,773,105	14,926,399	6.92

Total interest-earning assets	309,837,383	19,445,706	6.28
Noninterest-bearing cash	17,385,072
Premises and equipment	6,394,921
Other assets	4,058,345
Allowance for loan losses	(3,530,286)
Unrealized gains/losses of available for sale securities	2,551,816

	$336,697,251	$19,445,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings and NOW	$76,375,342	$422,165	0.55%
Money market	31,474,273	461,295	1.47
Other time	93,558,972	4,612,898	4.93

	201,408,587	5,496,358	2.73
Borrowed funds	57,578,163	3,195,963	5.55

	258,986,750	8,692,321	3.36
Noninterest-bearing deposits	42,139,426
Other liabilities	1,919,529
Shareholders' equity	33,651,546

Total liabilities and shareholders' equity	$336,697,251	$8,692,321

NET YIELD ON INTEREST-EARNING ASSETS	$309,837,383	$10,753,385	3.47%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

2001 AVERAGE BALANCES, INTEREST, AND YIELDS

	2001
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$10,562,893	$422,569	4.00%
Federal Home Loan Bank stock	3,250,000	222,599	6.85
Investment securities
U.S. Treasury	157,969	10,202	6.46
U.S. government agency	58,176,745	3,231,072	5.55
State and municipal	6,097,110	392,332	6.43
Mortgage-backed securities	19,120,539	1,127,965	5.90
Corporate bonds	6,443,265	388,839	6.03
Other	3,987,982	300,270	7.53

	93,983,610	5,450,680	5.80

Loans
Demand and time	31,224,350	2,623,454	8.40
Residential mortgage	145,005,914	10,681,143	7.37
Commercial mortgage and construction	54,797,755	4,272,029	7.80
Installment and credit card	4,918,974	505,711	10.28
Lease financing	1,586,061	142,246	8.97

	237,533,054	18,224,583	7.67

Total interest-earning assets	345,329,557	24,320,431	7.04
Noninterest-bearing cash	18,742,938
Premises and equipment	7,554,159
Other assets	5,295,745
Allowance for loan losses	(3,146,369)
Unrealized gains/losses of available for sale securities	1,405,193

	$375,181,223	$24,320,431

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings and NOW	$83,980,457	$1,161,384	1.38%
Money market	42,466,305	1,384,639	3.26
Other time	115,777,381	6,799,716	5.87

	242,224,143	9,345,739	3.86
Borrowed funds	59,638,438	3,526,616	5.91

	301,862,581	12,872,355	4.26
Noninterest-bearing deposits	38,867,266
Other liabilities	2,491,767
Shareholders' equity	31,959,609

Total liabilities and shareholders' equity	$375,181,223	$12,872,355

NET YIELD ON INTEREST-EARNING ASSETS	$345,329,557	$11,448,076	3.32%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

2000 AVERAGE BALANCES, INTEREST, AND YIELDS

	2000
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$7,358,076	$519,366	7.06%
Federal Home Loan Bank stock	3,248,224	247,313	7.61
Investment securities
U.S. Treasury	922,791	61,984	6.72
U.S. government agency	43,411,997	2,829,542	6.52
State and municipal	12,519,336	826,993	6.61
Mortgage-backed securities	4,018,020	279,006	6.94
Corporate bonds	0	0	0.00
Other	3,297,709	199,451	6.05

	64,169,853	4,196,976	6.54

LOANS
Demand and time	26,519,768	2,636,511	9.94
Residential mortgage	192,901,840	14,644,161	7.59
Commercial mortgage and construction	47,172,991	4,134,491	8.76
Installment and credit card	5,814,850	579,160	9.96
Lease financing	2,402,565	237,414	9.88

	274,812,014	22,231,737	8.09

Total interest-earning assets	349,588,167	27,195,392	7.78
Noninterest-bearing cash	20,657,244
Premises and equipment	8,348,640
Other assets	4,751,394
Allowance for loan losses	(2,942,829)
Unrealized gains/losses of available for sale securities	(1,719,865)

	$378,682,751	$27,195,392

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings and NOW	$81,124,906	$2,159,277	2.66%
Money market	47,198,465	2,411,846	5.11
Other time	108,823,949	6,885,914	6.33

	237,147,320	11,457,037	4.83
Borrowed funds	71,810,671	4,464,647	6.22

	308,957,991	15,921,684	5.15
Noninterest-bearing deposits	39,350,269
Other liabilities	798,447
Shareholders' equity	29,576,044

Total liabilities and shareholders' equity	$378,682,751	$15,921,684

NET YIELD ON INTEREST-EARNING ASSETS	$349,588,167	$11,273,708	3.22%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

RATE AND VOLUME VARIANCE

The following chart shows the changes in interest income and interest expense for the last two years resulting from changes in volume and changes in rates.

	2002 Compared to 2001			2001 Compared to 2000
	Change Due to Variance In			Change Due to Variance In
	Rates	Volumes	Total	Rates	Volumes	Total

INTEREST EARNED ON
Federal funds sold and Federal Home Loan Bank deposit	$(256,423)	$37	$(256,386)	$(323,007)	$226,210	$(96,797)
Federal Home Loan Bank stock	(46,519)	(12,948)	(59,467)	(24,849)	135	(24,714)
INVESTMENT SECURITIES
U.S. Treasury	(32,667)	35,052	2,385	(409)	(51,373)	(51,782)
U.S. government agency	(408,579)	(829,293)	(1,237,872)	(560,819)	962,349	401,530
State and municipal	4,052	(33,434)	(29,382)	(10,426)	(424,235)	(434,661)
Mortgage-backed securities	(59,232)	108	(59,124)	(199,740)	1,048,699	848,959
Corporate bonds	3,035	74,791	77,826	388,839	—	388,839
Other	(23,804)	9,283	(14,521)	59,070	41,749	100,819

	(517,195)	(743,493)	(1,260,688)	(323,485)	1,577,189	1,253,704

LOANS
Demand and time	(591,486)	376,272	(215,214)	(480,772)	467,715	(13,057)
Residential mortgage	(761,926)	(3,458,282)	(4,220,208)	(326,994)	(3,636,024)	(3,963,018)
Commercial mortgage and construction	(441,411)	1,597,619	1,156,208	(530,737)	668,275	137,538
Installment and credit card	(16,508)	(121,454)	(137,962)	15,780	(89,229)	(73,449)
Lease financing	(6,515)	125,507	118,992	(14,484)	(80,684)	(95,168)

	(1,817,846)	(1,480,338)	(3,298,184)	(1,337,207)	(2,669,947)	(4,007,154)

TOTAL INTEREST EARNED	(2,637,983)	(2,236,742)	(4,874,725)	(2,008,548)	(866,413)	(2,874,961)

INTEREST EXPENSE ON
DEPOSITS
Savings and NOW	(634,046)	(105,173)	(739,219)	(1,073,898)	76,005	(997,893)
Money market	(564,942)	(358,402)	(923,344)	(785,393)	(241,814)	(1,027,207)
Other time	(881,910)	(1,304,908)	(2,186,818)	(526,181)	439,983	(86,198)
BORROWED FUNDS	(208,822)	(121,831)	(330,653)	(181,253)	(756,778)	(938,031)

TOTAL INTEREST EXPENSE	(2,289,720)	(1,890,314)	(4,180,034)	(2,566,725)	(482,604)	(3,049,329)

NET INTEREST INCOME	$(348,263)	$(346,428)	$(694,691)	$558,177	$(383,809)	$174,368

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

ITEM 6B: INVESTMENT PORTFOLIO

AMORTIZED COST OF INVESTMENTS

  Reference is made to Note 4 of Notes to Consolidated Financial Statements for the amortized cost of investments at the end of 2002 and 2001. The amortized cost of investments at the end of 2000 was as follows:

AVAILABLE FOR SALE
U.S. Treasury	$799,959
U.S. Government agency	55,414,430
Mortgage backed securities	5,242,307
State and municipal	6,206,170
Equity securities	2,481,021

$70,143,887

HELD TO MATURITY
Foreign bonds	$50,000

Note:  Investments classified as available for sale are carried at market value whereas investments classified as held to maturity are carried at amortized cost.

MATURITY AND WEIGHTED AVERAGE YIELDS

  The following charts show the maturity distribution for amortized cost and weighted average yields of debt securities in the Company's investment portfolio at December 31, 2002. Separate charts are presented for securities classified as available for sale and held to maturity. Because the amortized cost is shown and not market value, the totals of the available for sale securities will not agree with the amount shown on the Consolidated Balance Sheet for 2002 in Part II, Item 8.

MATURITY DISTRIBUTION—AMORTIZED COST

	Available for Sale
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

U.S. Government agency	$29,472,306	$13,357,840	$—	$1,869,610
Mortgage backed securities (1)	—	432,806	1,818,184	13,992,927
State and municipal	632,055	659,985	2,504,836	1,510,612
Corporate bonds	—	7,664,442	—	—

	$30,104,361	$22,115,073	$4,323,020	$17,373,149

	Held to Maturity
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

Foreign	$—	$25,000	$—	$—

(1)
Mortgage backed securities are included in the maturity distribution table based on the average life of the security using anticipated prepayment rates.

WEIGHTED AVERAGE YIELD

	Available for Sale
DESCRIPTION	<1 year	1 to 5 years	5 to 10 years	> 10 years

U.S. Government agency	2.62%	4.46%	—	3.77%
Mortgage backed securities	—	5.55%	5.36%	6.10%
State and municipal (1)	5.70%	5.40%	6.41%	6.19%
Corporate bonds	—	6.00%	—	—

	2.65%	5.03%	6.00%	5.87%

	Held to Maturity
DESCRIPTION	<1 year	1 to 5 years	5 to 10 years	> 10 years

Foreign	—	5.50%	—	—

(1)
Yields on state and municipal obligations are computed on a tax equivalent basis using a 34% federal income tax rate.

ITEM 6C: LOAN PORTFOLIO

CLASSIFICATION OF LOANS

  Reference is made to Note 5 of Notes to Consolidated Financial Statements for the classification of loans at the end of 2002 and 2001. In addition to that information, the following information concerning loans is presented.

	2000	1999	1998

Real Estate:
Residential	$188,658,857	$176,291,571	$137,586,465
Commercial	45,963,998	37,091,072	35,379,717
Construction and land development	4,958,938	5,575,105	2,135,498
Demand and time	28,981,256	28,514,699	20,957,194
Lease financing	2,242,679	3,150,917	3,233,883
Installment and credit card	5,561,307	6,823,971	8,014,130

	276,367,035	257,447,335	207,306,887
Allowance for loan losses	3,024,290	2,836,291	2,387,732

Loans, net	$273,342,745	$254,611,044	$204,919,155

MATURITIES AND INTEREST RATE SENSITIVITIES

  The maturities and sensitivities to changes in interest rates for commercial demand and time loans and real estate—construction loans at December 31, 2002 is presented below:

	Contractually Due
	One year or less	After one year through five years		After five years
		Variable	Fixed	Variable	Fixed

Construction and land development	$6,700,399	$—	$568,068	$—	$395,900
Commercial demand and time	20,978,095	3,887,640	7,010,095	287,682	281,278

RISK ELEMENTS

  Reference is made to Note 5 of Notes to Consolidated Financial Statements for nonaccrual, past due and restructured loans at the end of 2002, 2001, and 2000. In addition to that information, the following information concerning risk elements is presented.

	1999	1998

Nonaccrual	$240,569	$205,074
Restructured	330,987	408,565

	$571,556	$613,639

Accruing loans past due more than 90 days	$837,198	$1,536,802

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Years ended December 31
Description	2002	2001	2000	1999	1998

Balance at beginning of year	$3,338,807	$3,024,290	$2,836,291	$2,387,732	$2,302,981
Charge-offs:
Commercial	21,904	—	30,015	148,636	225,900
Lease financing	—	—	—	31,677	68,532
Real Estate:
Residential	160,591	117,582	201,187	44,000	—
Commercial	112,718	—	—	—	102,300
Construction	—	—	—	—	—
Installment	85,393	184,559	153,197	78,512	276,951

	380,606	302,141	384,399	302,825	673,683

Recoveries:
Commercial	2,475	17,269	51,115	105,227	51,690
Lease financing	—	—	—	4,065	6,020
Real Estate:
Residential	67,705	22,802	30,317	12,000	—
Commercial	—	—	—	—	22,258
Construction	—	—	—	—	—
Installment	24,381	26,587	42,966	32,252	63,466

	94,561	66,658	124,398	153,544	143,434

Net charge-offs	286,045	235,483	260,001	149,281	530,249

Provision charged to operations	526,000	550,000	448,000	597,840	615,000

Balance at end of the year	$3,578,762	$3,338,807	$3,024,290	$2,836,291	$2,387,732

Ratio of net charge-offs to average loans outstanding	.13%	.10%	.09%	.07%	.28%

  The provision charged to operations for 2002, 2001, and 2000 is discussed in the section on Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's provisions in 1999 and 1998 related to the level of net losses incurred and to loan portfolio growth in each year.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Allocated Amount of the Allowance—Years Ended December 31

PORTFOLIO	2002	2001	2000	1999	1998

Commercial(a)	$733,560	$607,323	$910,445	$565,474	$739,235
Real Estate:
Residential	754,979	707,061	763,017	434,500	508,999
Commercial	876,243	775,321	349,594	356,711	955,747
Construction	—	—	—	—	6,767
Installment	94,162	173,166	207,061	341,190	116,312
Unallocated	1,119,818	1,075,936	794,173	1,138,416	60,672

	$3,578,762	$3,338,807	$3,024,290	$2,836,291	$2,387,732

Percent of Loans in Each Category to Total Loans—Years Ended December 31

PORTFOLIO	2002	2001	2000	1999	1998

Commercial (a)	17.9%	16.0%	10.5%	12.2%	14.7%
Real Estate:
Residential	38.8	53.5	70.0	68.8	63.0
Commercial	38.2	23.9	17.0	15.7	16.0
Construction	3.8	4.6	0.3	0.7	0.6
Installment	1.3	2.0	2.2	2.6	5.7

	100.0%	100.0%	100.0%	100.0%	100.0%

(a)
Commercial loans include lease financing.

ITEM 6E: DEPOSITS

  Reference is made to the tables for Average Balances, Interest and Yields under Item 6A of this section. Reference is made to Note 9 of Notes to Consolidated Financial Statements for additional information concerning deposits.

ITEM 6F: RETURN ON EQUITY AND ASSETS

DESCRIPTION	2002	2001	2000

Return on average assets	0.57%	0.52%	0.46%
Return on average equity	5.70%	6.05%	5.91%
Dividend payout ratio	50.80%	50.43%	55.58%
Average equity to average assets	9.99%	8.52%	7.81%

ITEM 6G: SHORT-TERM BORROWINGS

Reference is made to Note 11 of Notes to Consolidated Financial Statements for a description of the general terms of short-term borrowings, and for information related to repurchase agreements.

Other short-term borrowings, consisting of Notes Payable-U.S. Treasury, are as follows.

OTHER SHORT-TERM BORROWINGS:	2002	2001	2000

Total outstanding at period-end	$2,045,237	$657,726	$984,859
Average amount outstanding during period	838,491	519,746	676,276
Maximum amount outstanding at any period-end	2,119,117	1,412,045	1,592,023
Weighted average interest rate at period-end	1.21%	1.74%	5.86%
Weighted average interest rate for the period	1.40%	4.16%	5.66%

ITEM 6H: LONG-TERM BORROWINGS

Reference is made to Note 11 of Notes to Consolidated Financial Statements for a description of the general terms of long-term borrowings.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS 2002 COMPARED TO 2001

SUMMARY

  Carrollton Bancorp reported net income for 2002 of $1,917,000, or $0.68 per share, representing a 0.8% decrease from 2001 net income of $1,933,000, or $0.68 per share. Included in the 2002 results was a $210,000 gain on the sale of securities, and a $688,000 gain on the sale of a branch, as part of the Company's plan to address asset/liability sensitivity. The loan portfolio decreased 7% to $205,220,000 as a result of home equity payoffs in 2002 and loan refinancing. The loan portfolio contraction, as well as the lower interest rates, contributed to a decrease in interest income over 2001. Noninterest income from fees, decreased by 8% compared to 2001. Fees generated by the ATM network of 152 machines and income from national point of sale sponsorships grew during 2002. Commissions from brokerage operations of $671,000 were a 34% decrease compared to $1,016,000 in 2001.

NET INTEREST INCOME

  Net interest income is the principal source of earnings for a banking company. It represents the difference between the interest income earned on loans and other investments, and the interest paid on deposits and borrowed funds. For analysis, net interest income is measured on a fully taxable equivalent basis. To determine the taxable equivalent basis, an adjustment is made to income from investments in state and municipal securities which achieve a federal or state tax benefit, to dividends from equity stocks which achieve a dividend exclusion, and to certain loans which are tax exempt. In 2002, net interest income on a taxable equivalent basis decreased by $695,000 to $10.8 million as a result of decreases in the yields on earning assets. On average, the loan portfolio decreased 9% from 2001 while the investment portfolio decreased by 14%. The yield on the loan portfolio decreased from 7.67% in 2001 to 6.92% in 2002. Changes in loan portfolio mix, the prime rate changes, and a very competitive loan market caused the loan yield to decline. The yield on investment securities also declined to 5.21% in 2002 from 5.80% in 2001. The reduction in the loan and investment portfolios and decreased yields, caused total interest income on a tax equivalent basis to fall from $24.3 million in 2001 to $19.4 million in 2002. Interest expense decreased $4.2 million to $8.7 million in 2002 from $12.9 million in 2001. Interest expense decreased due to a decrease in both interest bearing liabilities and rates. Interest expense on deposits decreased in 2002 from 2001 due to decreased cost of interest-bearing deposits, which decreased from 3.86% in 2001 to 2.73% in 2002. The table for Rate and Volume Variance Analysis included in this report shows the decrease in interest expense resulted from decreased volume and rate on deposits and borrowings. The decline in interest bearing liabilities corresponded with a decline in the loan portfolio.

PROVISION FOR LOAN LOSSES

  The provision for loan losses was $526,000 for 2002 compared to $550,000 for 2001. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 1.56% at the end of 2002 compared to 0.55% in 2001. This increase was due to increased delinquencies. As of December 31, 2002, there was an increase of loan delinquencies of $1,196,970. The ratio of loan losses to average loans increased in 2002 to 0.13% compared to 0.10% for 2001. On a monthly basis, management reviews all loan portfolios to determine trends and monitor asset quality. For consumer loan portfolios, this review generally consists of reviewing delinquency levels on an aggregate basis with timely follow-up on accounts that become delinquent. In commercial loan portfolios, delinquency information is monitored and periodic reviews of business and property leasing operations are performed on an individual loan basis to determine potential collection and repayment problems.

NONINTEREST INCOME

  For 2002, noninterest income excluding securities gains, gains on branch divestitures, and gains or losses on loan sales decreased by 10.5% compared to 2001. Brokerage commissions decreased $345,000 or 34% in 2002 due to the economic slowdown and investor concerns over the stock market. ATM fee income declined $410,000 primarily due to the discontinuation of the Target relationship in July of 2001, and a reduced average number of active ATM machines. Other fees and commissions decreased by $405,000 from 2001. Net securities gains in 2002 were $210,000 compared to losses of $3,000 in 2001. The Company also had a gain of $688,000 as a result of the divesture of one of its branches. The Company did not sell any loans during 2002. At December 31, 2002, the Company serviced loans for others totaling $7,448,000.

NONINTEREST EXPENSES

  In 2002, noninterest expenses decreased by $281,000 or 2%. Salaries and benefits decreased by $59,000, or 1%. In certain areas of the Company, staff reductions occurred through attrition and the positions were eliminated. Full time equivalent staff decreased from 136 positions at the end of 2001 to 116 positions at December 31, 2002. Occupancy expenses decreased $152,000 to $1,395,000 in 2002, due to the branch divestiture and the sale of a building no longer being utilized. Furniture and equipment expense increased by $284,000 in 2002 in part as a result of Management's decision to accelerate the depreciation on its ATMs in 2001. Other operating expenses decreased $353,000, or 7%. A significant portion of this decrease relates to ATM transactions costs.

INCOME TAX PROVISION

  For 2002, the effective tax rate for the Company increased to 31% compared to 30% for 2001.

FINANCIAL CONDITION

SUMMARY

   Total assets of the Company decreased by 9% to $324.2 million at December 31, 2002 versus $356.9 million at the end of 2001. Investment securities decreased to $78.8 million at December 31, 2002. Total loans declined 7% to $205.2 million at December 31, 2002 compared to $220.5 million at the end of 2001. Interest earning assets decreased to $297.6 million but were 91.8% of total assets at December 31, 2002.

INVESTMENT SECURITIES

  Securities decreased to $78.8 million at December 31, 2002 from $104.5 million at December 31, 2001. The portfolio consists primarily of U.S. Government agency securities, mortgage-backed securities, corporate bonds, and state and municipal obligations. The income from state and municipal obligations is exempt from federal income tax. Certain agency securities are exempt from state income taxes. The Company uses its investment portfolio as a source of both liquidity and earnings. The Company reinvested the proceeds of the loan payoffs during the year into the investment portfolio, structured in a manner as to provide liquidity for funding future loan growth, as well as for the runoff of higher cost funding sources. These transactions were principally undertaken to increase liquidity and reduce interest rate risk.

LOANS

  Total loans decreased $15.0 million or 7% from 2001 to $205.2 million at December 31, 2002. The decrease in loans was primarily in real estate lending, due to the heavy volume of refinancing. Commercial loans equaled 60% of total loans at the end of the year and amounted to $123 million. Consumer loans amounted to $82 million and were 40% of total loans.

ALLOWANCE FOR LOAN LOSSES

  At December 31, 2002, the allowance for loan losses was $3.6 million, a 7% increase from the end of 2001. The ratio of the allowance to total loans was 1.74% at December 31, 2002 and 1.51% at December 31, 2001. The ratio of net loan losses to average loans outstanding for 2002 was 0.13% compared to 0.10% for 2001. The ratio of nonaccrual loans, restructured loans, and loans delinquent more than 90 days to total loans increased to 1.56% at December 31, 2002 from 0.55% at the end of 2001. The ratio of real estate secured loans to total loans decreased to 81% at the end of 2002 from 82% at the end of 2001. An allowance for loan losses is maintained to absorb losses in the existing loan portfolio. The allowance is a function of specific loan allowances, general loan allowances based on historical loan loss experience and current trends, and allowances based on general economic conditions that affect the collectibility of the loan portfolio. These can include, but are not limited to exposure to an industry experiencing problems, changes in the nature or volume of the portfolio and delinquency and nonaccrual trends. The portfolio review and calculation of the allowance is performed by management on a continuing basis. All loan reserves are subject to regulatory examinations and determination as to the appropriateness of the methodology and adequacy on an annual basis. The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $1,312,020 and $1,126,700 as of December 31, 2002 and 2001, respectively. The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately 10 classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $1,150,239 and $1,136,171 as of December 31, 2002 and 2001, respectively. Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans. During the years ended December 31, 1999 through 2002, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of possible future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance. Management believes that it has adequately assessed the risk of loss in the loan portfolios based on a subjective evaluation and has provided an allowance which is appropriate based on that assessment. Because the allowance is an estimate based on current conditions, any change in the economic conditions of the Company's market area or change within a borrower's business could result in a revised evaluation, which could alter the Company's earnings.

FUNDING SOURCES

  Total deposits at December 31, 2002 decreased by $35.3 million to $230.3 million from the end of 2001. Interest bearing accounts decreased by $36.5 million and noninterest bearing deposits increased by $1.3 million. Overall deposit contraction is a result of the Company's efforts to reduce interest rate risk on its balance sheet, including the sale of its Liberty Road branch. The Company made a concerted effort to reduce the level of high-yield deposits. Advances from the Federal Home Loan Bank remained at the same level of $45 million at the end of 2002 compared to the end of 2001. Borrowings for federal funds purchased, securities sold under agreements to repurchase and notes payable to the US Treasury increased by $1.7 million from December 31, 2001 to 2002.

CAPITAL

  At December 31, 2002, shareholders' equity was $33.7 million, an increase of $1.2 million from 2001. The increase in Shareholders' equity was largely due to a $489,000 fair market value adjustment of the investment portfolio as required by Statement No. 115 of the Financial Accounting Standards Board. The Company paid shareholders dividends totaling $974,000, and net income for 2002 was $1.9 million. In addition, the Company purchased and retired common stock for $199,000 in 2002. Shareholders' equity amounted to 10% of total assets at December 31, 2002 compared to 9% at the end of 2001. Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by shareholders' equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations. In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2002 and 2001.The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

		At December 31
		Carrollton Bancorp		Carrollton Bank
Ratio	Minimum	2002	2001*	2002	2001*

Leverage Ratio	4%	9.54%	8.61%	8.87%	7.63%
Risk-based Capital:
Tier 1 (Core)	4%	13.57%	12.88%	12.66%	11.37%
Tier 2 (Total)	8%	15.07%	14.26%	13.92%	12.62%

*
As restated

LIQUIDITY

  Liquidity management ensures that funds are available when required to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities, and can be raised by liquidating assets or through additional borrowings. Securities classified as available for sale can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has unsecured lines of credit outstanding under which it could borrow $7 million, and has borrowing capacity with the Federal Home Loan Bank of $52 million, which is collateralized by a security interest in the Company's residential first mortgage and commercial real estate loans, as well as pledged investment securities.

At December 31, 2002, the Company had outstanding loan commitments and unused lines of credit totaling $86.3 million. Of this total, management places a high probability for funding within 1 year on approximately $20.0 million. The remaining amount is mainly unused home equity lines of credit on which management places a low probability for required funding.

INTEREST RATE RISK

  The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. This is referred to as interest rate risk. Financial institutions allocate significant time and resources to managing interest rate risk because of the impact that interest rate changes can have on the net interest margin and earnings. Management continues to seek reasonable ways to reduce its exposure to interest rate shifts. A static gap analysis is used by the Company as one tool to monitor interest rate risk. A static gap analysis measures the difference, or the "gap", between the amount of assets and liabilities repricing within a given time period. The Company also performs rate shock analyses which estimate changes in the net interest margin for parallel rising and falling interest rate environments. Management also calculates and monitors other ratios on a monthly basis that provide additional information relating to certain aspects of asset/liability management. This information, together with information about forecasted future interest rate trends, is used to manage the Company's asset and liability positions. Management uses this information as a factor in decisions made about maturities for investment of cash flows, classification of investment securities purchases as available for sale or held to maturity, emphasis of variable rate or fixed rate loans and short or longer term deposit products in marketing campaigns, and deposit account pricing to alter asset and liability repricing characteristics. At December 31, 2002, the Company was in a liability sensitive position amounting to 13.8% of assets within a one-year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. Although the Company was at a negative asset/liability position at December 31, 2002, the Company can experience significant volatility in its asset/liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management continues to work to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment. The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2002. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been allocated evenly over a five-year period. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

Period from December 31, 2002 in which assets and
liabilities reprice

($'s in 000's)	0 to 90 days	91 to 365 days	1 to 2 years	2 to 5 years	> 5 year

ASSETS
Short term investments	$11,067	$—	$—	$—	$—
Securities	27,588	12,313	6,586	15,553	19,271
Loans	86,245	13,400	16,267	53,373	35,935

	$124,900	$25,713	$22,853	$68,926	$55,206

LIABILITIES:
Deposits	$116,046	$60,660	$6,591	$5,598	$110
Borrowings	18,580	—	—	40,000	—

	$134,626	$60,660	$6,591	$45,598	$110

Gap position:
Period	$(9,726)	$(34,947)	$16,262	$23,328	$55,096
% of Assets	(3.0)%	(10.8)%	5.0%	7.2%	17.0%
Cumulative	$(9,726)	$(44,673)	$(28,411)	$(5,083)	$50,013
% of Assets	(3.0)%	(13.8)%	(8.8)%	(1.6)%	15.4%
Cumulative risk sensitive assets to risk sensitive liabilities	0.93	0.77	0.86	0.98	1.20

NEW ACCOUNTING PRONOUNCEMENTS

  FASB Statement No. 141, Business Combinations requires that business combinations be accounted for using the purchase method. The popular pooling-of-interest method is no longer permitted. This Statement applies to business combinations initiated after June 30, 2001. FASB Statement No. 142, Goodwill and Other Intangible Assets changes the accounting for acquired goodwill and other intangibles. Annually, management should review these items to determine if they should be reduced due to impairment. Systematic amortization is no longer permitted. The effective date of the Statement is for fiscal years beginning after December 15, 2001. Core deposit intangibles are not goodwill and are still amortizable. The Company has no goodwill on its balance sheet. It does have a core deposit intangible. The Company complies with the provisions of the Statement. FASB Statement No. 143, Accounting for Asset Retirement Obligations applies to legal obligations associated with retirement of a tangible long-lived asset. The statement requires that management recognize the fair value of an asset retirement obligation in the period incurred, adding capitalization of this cost to the cost of the asset. Annually the asset, including the capitalized cost, should be reviewed for impairment. The effective date of the Statement is for years beginning after June 15, 2002. FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement amends various earlier pronouncements addressing accounting for impairment of long-lived assets or disposal of long-lived assets or a business segment and clarifies that a business segment treated as a discontinued operation should be evaluated for recognition of an impairment loss. The statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement were effective for years beginning after December 15, 2001. FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections rescinds those pronouncements referred to in the title and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when a liability is incurred, recognizing that a company's commitment to an exit plan may not create a liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. FASB Statement No. 147 Acquisitions of Certain Financial Institutions addresses guidance on accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The Statement requires that the excess of fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The effective dates of parts of the Statement are for years ending after December 15, 2002 and parts for years beginning after December 15, 2002.

EARNINGS 2001 COMPARED TO 2000

SUMMARY

  Carrollton Bancorp reported net income for 2001 of $1,933,000, or $0.68 per share, representing an 11% increase from 2000 net income of $1,748,000, or $0.61 per share. Included in the 2001 results was a $254,000 loss on the sale of $37 million of residential loans of as part of the Company's plan to address asset/liability sensitivity. The loan portfolio decreased 21% to $220,539,000 as a result of residential loan sales in 2001 and the number of loans refinancing. The loan portfolio contraction, as well as the lowering of interest rates by the Federal Reserve 11 times, contributed to a decrease in interest income over 2000. Noninterest income from fees, decreased by 3% compared to 2000. Fees generated by the ATM network of 130 machines and income from national point of sale sponsorships grew during 2001.

NET INTEREST INCOME

  Net interest income is the principal source of earnings for a banking company. It represents the difference between the interest income earned on loans and other investments, and the interest paid on deposits and borrowed funds. For analysis, net interest income is measured on a fully taxable equivalent basis. To determine the taxable equivalent basis, an adjustment is made to income from investments in state and municipal securities which achieve a federal or state tax benefit, to dividends from equity stocks which achieve a dividend exclusion, and to certain loans which are tax exempt. In 2001, net interest income on a taxable equivalent basis increased by $174,000 to $11.4 million as a net result of a decrease in the rates paid on deposit accounts exceeding the reduction in rates on earning assets. On average, the loan portfolio decreased 14% from 2000 while the investment portfolio increased by 47%. The yield on the loan portfolio decreased from 8.09% in 2000 to 7.67% in 2001. Changes in loan portfolio mix, the prime rate changes, and a very competitive loan market caused the loan yield to decline. The yield on investment securities also declined to 5.80% in 2001 from 6.54% in 2000. The reduction in the loan portfolio and decreased yields caused total interest income on a tax equivalent basis to fall from $27.2 million in 2000 to $24.3 million in 2001. Interest expense decreased $3.0 million to $12.9 million in 2001 from $15.9 million in 2000. Interest expense decreased due to a decrease in both interest bearing liabilities and rates. Interest expense on deposits decreased in 2001 from 2000 even with higher deposit levels due to decreased cost of interest-bearing deposits, which decreased from 4.83% in 2000 to 3.86% in 2001. The cost of borrowed funds decreased to 5.91% due to changes in the composition of funding sources in 2001 from 6.22% in 2000. The table for Rate and Volume Variance Analysis included in this report shows the decrease in interest expense resulted from decreased volume and rate on deposits and borrowings. The growth in interest-bearing liabilities supported loan portfolio growth.

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

NONINTEREST INCOME

  For 2001, noninterest income excluding securities gains and gains or losses on loan sales decreased by 3% compared to 2000. Brokerage commissions decreased $258,000 or 20% in 2001 due to the economic slowdown and investor concerns over the stock market. Other fees and commissions increased $100,000 principally as a result of increases in national point of sale revenue. ATM fee income declined due to the discontinuation of the Target relationship in July of 2001. Net securities losses in 2001 were $3,000 compared to gains of $256,000 in 2000. The Company continued to sell loans generated by its mortgage unit, which was inactivated during the second quarter of 2000, as well as other loans held in its portfolio. These transactions generated losses of $254,000 in 2001 compared to a gain of $18,000 in 2000. At December 31, 2001, the Company serviced loans for others totaling $13,107,093.

NONINTEREST EXPENSES

  In 2001, noninterest expenses decreased by $1.1 million or 7%. Salaries and benefits decreased by $430,000, or 6%. In certain areas of the Company, staff reductions occurred through attrition and the positions were eliminated. Full time equivalent staff decreased from 149 positions at the end of 2000 to 136 positions at December 31, 2001. Occupancy expenses decreased $158,000 to $1,547,000 in 2001, due to a write-down of premises of approximately $190,000 in 2000. Furniture and equipment expense increased a net $41,000. Management's decision to accelerate the depreciation on its ATMs was largely offset by the variable cost component of the ATM machines placed in storage at the discontinuation of the Target relationship. Other operating expenses decreased $580,000, or 10%. A significant portion of this decrease relates to ATM transactions costs.

INCOME TAX PROVISION

  For 2001, the effective tax rate for the Company increased to 30% compared to 25% for 2000.

FINANCIAL CONDITION

SUMMARY

  Total assets of the Company decreased by 8% to $356.9 million at December 31, 2001 versus $387.7 million at the end of 2000. Investment securities increased to $104.5 million at December 31, 2001. Total loans at December 31, 2001 declined 21% to $220.5 million compared to $278.0 million at the end of 2000. Interest earning assets decreased to $327.6 million but were 91.7% of total assets at December 31, 2001.

INVESTMENT SECURITIES

  Securities increased to $104.5 million at December 31, 2001 from $70.1 million at December 31, 2000. The portfolio consists primarily of U.S. Government agency securities, mortgage-backed securities, corporate bonds, and state and municipal obligations. The income from state and municipal obligations is exempt from federal income tax. Certain agency securities are exempt from state income taxes. The Company uses its investment portfolio as a source of both liquidity and earnings. The Company reinvested the proceeds of the loan sales during the year into the investment portfolio, structured in a manner as to provide liquidity for funding future loan growth, as well as for the runoff of higher cost funding sources. These transactions were principally undertaken to increase liquidity and reduce interest rate risk.

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

All loan reserves are subject to regulatory examinations and determination as to the appropriateness of the methodology and adequacy on an annual basis. The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $1,126,700 and $1,007,408 as of December 31, 2001 and 2000, respectively. The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately 10 classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $1,136,171 and $1,222,709 as of December 31, 2001 and 2000, respectively. Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans. The unallocated portion of allowance was higher at December 31, 2001, than it was at December 31, 2000. The weak economy and an increase in commercial loans warrant a larger unallocated reserve. If the Bank were to incur a loss on one of its larger loans, it could decrease the unallocated reserve significantly. During the years ended December 31, 1998 through 2001, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of possible future credit losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance. Management believes that it has adequately assessed the risk of loss in the loan portfolios based on a subjective evaluation and has provided an allowance which is appropriate based on that assessment. Because the allowance is an estimate based on current conditions, any change in the economic conditions of the Company's market area or change within a borrower's business could result in a revised evaluation which could alter the Company's earnings.

FUNDING SOURCES

  Total deposits at December 31, 2001 decreased by $26.5 million to $265.5 million from the end of 2000. Interest-bearing accounts decreased by $28.5 million and noninterest bearing deposits increased by $2.0 million. Overall deposit contraction is a result of the Company's efforts to reduce interest rate risk on its balance sheet. The Company made a concerted effort to reduce the level of high-yield deposits. Due to the loan sales, a significant decline in higher costing deposits, and other borrowings was accomplished. Advances from the Federal Home Loan Bank decreased to $45 million at the end of 2001 compared to $50 million at the end of 2000. Borrowings for federal funds purchased, securities sold under agreements to repurchase and notes payable to the US Treasury decreased by $1.5 million from December 31, 2000 to 2001.

CAPITAL

  At December 31, 2001, shareholders' equity was $32.5 million, an increase of $2.2 million from 2000. The increase in Shareholders' equity was largely due to a $1.3 million fair market value adjustment of the investment portfolio as required by Statement No. 115 of the Financial Accounting Standards Board. The Company paid shareholders dividends totaling $974,784, and net income for 2001 was $1.9 million. In addition, the Company purchased and retired common stock for $79,044 in 2001. Shareholders' equity amounted to 9.09% of total assets at December 31, 2001 compared to 7.81% at the end of 2000. The decrease in this ratio was caused by asset growth, but remains at a very strong level. Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by shareholders' equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations. In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2001 and 2000. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

		At December 31
		Carrollton Bancorp		Carrollton Bank
Ratio	Minimum	2001*	2000*	2001*	2000*

Leverage Ratio	4%	8.6%	7.7%	7.6%	6.8%
Risk-based Capital:
Tier 1 (Core)	4%	12.9%	11.0%	11.4%	9.6%
Tier 2 (Total)	8%	14.3%	12.1%	12.6%	10.7%

*
As Restated

LIQUIDITY

  Liquidity management ensures that funds are available when required to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities, and can be raised by liquidating assets or through additional borrowings. Securities classified as available for sale can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has unsecured lines of credit outstanding under which it could borrow $4 million, and has borrowing capacity with the Federal Home Loan Bank of $52 million, which is collateralized by a security interest in the Company's residential first mortgage loans as well as pledged investment securities. At December 31, 2001, the Company had outstanding loan commitments and unused lines of credit totaling $93.8 million. Of this total, management places a high probability for funding within 1 year on approximately $30.0 million. The remaining amount is mainly unused home equity lines of credit on which management places a low probability for required funding.

INTEREST RATE RISK

  The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. This is referred to as interest rate risk. Financial institutions allocate significant time and resources to managing interest rate risk because of the impact that interest rate changes can have on the net interest margin and earnings. Management continues to seek reasonable ways to reduce its exposure to interest rate shifts. A static gap analysis is used by the Company as one tool to monitor interest rate risk. A static gap analysis measures the difference, or the "gap", between the amount of assets and liabilities repricing within a given time period. The Company also performs rate shock analyses which estimate changes in the net interest margin for parallel rising and falling interest rate environments. Management also calculates and monitors other ratios on a monthly basis that provide additional information relating to certain aspects of asset/liability management. This information, together with information about forecasted future interest rate trends, is used to manage the Company's asset and liability positions. Management uses this information as a factor in decisions made about maturities for investment of cash flows, classification of investment securities purchases as available for sale or held to maturity, emphasis of variable rate or fixed rate loans and short or longer term deposit products in marketing campaigns, and deposit account pricing to alter asset and liability repricing characteristics. At December 31, 2001, the Company was in an asset sensitive position amounting to 14.0% of assets within a one-year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. Although the Company was at a positive asset/liability position at December 31, 2001, the Company can experience significant volatility in its asset/liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management continues to work to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment. The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2001. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been allocated evenly over a five-year period. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

Period from December 31, 2001 in which assets and liabilities reprice

	0 to 90 days	91 to 365 days	1 to 2 years	2 to 5 years	> 5 year

ASSETS:
Short term investments	$1,381	$—	$—	$—	$—
Securities	44,427	16,731	20,213	17,726	8,615
Loans	83,778	5,157	11,775	40,566	79,264

	$129,586	$21,888	$31,988	$58,292	$87,879

LIABILITIES:
Deposits	$28,383	$61,360	$72,629	$102,707	$450
Borrowings	11,890	—	—	45,000	—

	$40,273	$61,360	$72,629	$147,707	$450

Gap position:
Period	$89,313	$(39,472)	$(40,641)	$(89,415)	$87,429
% of Assets	25.0%	(11.1)%	(11.4)%	(25.0)%	24.5%
Cumulative	$89,313	$49,841	$9,200	$(80,215)	$7,214
% of Assets	25.0%	14.0%	2.6%	(22.5)%	2.0%
Cumulative risk sensitive assets to risk sensitive liabilities	3.22	1.49	1.05	0.75	1.02

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

ITEM 7: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis—Interest Rate Risk" in Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

   To the Board of Directors and Shareholders
Carrollton Bancorp and Subsidiary
Baltimore, Maryland

  We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Rowles & Company, LLP

Baltimore, Maryland
January 29, 2003

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001 (As Restated)

ASSETS
Cash and due from bank	$20,332,373	$18,988,342
Federal funds sold and Federal Home Loan Bank deposit	11,067,383	1,380,865
Federal Home Loan Bank stock, at cost	2,500,000	3,250,000
Investment securities:
Available for sale	78,786,147	104,437,169
Held to maturity	25,000	25,000
Loans held for sale	—	361,034
Loans, less allowance for loan losses of $3,578,762 and $3,338,807	201,641,364	216,839,176
Premises and equipment	5,610,715	7,121,828
Accrued interest receivable	1,747,994	2,240,990
Foreclosed real estate	218,654	—
Prepaid income taxes	152,591	—
Other assets	2,139,394	2,262,777

	$324,221,615	$356,907,181

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$41,259,140	$39,986,174
Interest bearing	189,004,968	225,542,546

Total deposits	230,264,108	265,528,720
Federal funds purchased and securities sold under agreement to repurchase	11,535,372	11,232,829
Notes payable — U.S. Treasury	2,045,237	657,726
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	513,358	550,753
Deferred income taxes	257,680	335,855
Accrued income taxes	—	182,947
Other liabilities	914,781	959,968

	290,530,536	324,448,798

Shareholders' equity
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,821,757 in 2002 and 2,701,254 in 2001	2,821,757	2,701,254
Surplus	18,617,608	17,017,446
Retained earnings	10,513,874	11,490,504
Accumulated other comprehensive income	1,737,840	1,249,179

	33,691,079	32,458,383

	$324,221,615	$356,907,181

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2002	2001	2000

INTEREST INCOME
Interest and fees on loans	$14,907,165	$18,183,405	$22,161,116
Interest and dividends on securities:
Taxable interest income	3,381,602	4,591,732	3,061,959
Nontaxable interest income	244,340	268,330	589,515
Dividends	121,388	128,333	144,729
Interest on federal funds sold and other interest income	330,869	660,824	768,729

Total interest income	18,985,364	23,832,624	26,726,048

INTEREST EXPENSE
Deposits	5,496,357	9,345,738	11,457,037
Borrowings	3,195,963	3,526,617	4,464,647

Total interest expense	8,692,320	12,872,355	15,921,684

Net interest income	10,293,044	10,960,269	10,804,364
PROVISION FOR LOAN LOSSES	526,000	550,000	448,000

Net interest income after provision for loan losses	9,767,044	10,410,269	10,356,364

NONINTEREST INCOME
Service charges on deposit accounts	1,118,349	1,145,622	1,201,836
Brokerage commissions	670,952	1,015,720	1,273,855
Other fees and commissions	4,847,738	5,252,236	5,162,891
Gain on branch divesture	687,883	—	—
Gains (losses) on security sales	209,880	(2,725)	256,252
Gains (losses) on loan sales	—	(254,409)	18,212

Total noninterest income	7,534,802	7,156,444	7,913,046

NONINTEREST EXPENSES
Salaries	5,118,713	5,272,330	5,658,923
Employee benefits	1,140,614	1,046,493	1,090,372
Occupancy	1,395,244	1,547,189	1,705,230
Furniture and equipment	2,059,447	1,775,507	1,734,149
Other operating expenses	4,822,940	5,175,985	5,756,673

Total noninterest expenses	14,536,958	14,817,504	15,945,347

Income before income taxes	2,764,888	2,749,209	2,324,063
INCOME TAXES	847,630	816,132	576,531

NET INCOME	$1,917,258	$1,933,077	$1,747,532

NET INCOME PER SHARE-BASIC	$0.68	$0.68	$0.61

NET INCOME PER SHARE-DILUTED	$0.68	$0.68	$0.61

  All earnings per share amounts have been adjusted to reflect a 5% stock dividend declared on October 24, 2002.

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
				Retained Earnings		Comprehensive Income
	Shares	Par Value	Surplus

BALANCE AS PREVIOUSLY REPORTED, DECEMBER 31, 1999:	2,776,904	$2,776,904	$18,016,419	$9,945,947	$(854,693)
Adjustment for the cumulative effect of the correction of an error in the financial statements of prior years (Note 2)		—	—	(189,921)	—
BALANCE AS ADJUSTED, DECEMBER 31, 1999	2,776,904	2,776,904	18,016,419	9,756,026	(854,693)
Net Income		—	—	1,747,532	—	$1,747,532
Changes in net unrealized holding gains (losses) on available for sale securities, net of tax		—	—	—	816,821	816,821

Comprehensive Income						$2,564,353

Shares acquired and cancelled	(69,171)	(69,171)	(926,408)	—	—
Cash dividends, $0.337		—	—	(971,347)	—

BALANCE, DECEMBER 31, 2000	2,707,733	2,707,733	17,090,011	10,532,211	(37,872)
Net Income		—	—	1,933,077	—	$1,933,077
Changes in net unrealized holding gains (loses) on available for sale securities, net of tax		—	—	—	1,287,051	1,287,051

Comprehensive Income						$3,220,128

Shares acquired and cancelled	(6,479)	(6,479)	(72,565)	—	—
Cash dividends, $0.342		—	—	(974,784)	—

BALANCE, DECEMBER 31, 2001	2,701,254	2,701,254	17,017,446	11,490,504	1,249,179
Net Income		—	—	1,917,258	—	$1,917,258
Changes in net unrealized holding gains (losses) on available for sale securities, net of tax		—	—	—	488,661	488,661

Comprehensive Income						$2,405,919

Shares acquired and cancelled	(14,044)	(14,044)	(185,277)	—	—
Stock dividend, 5%	134,547	134,547	1,785,439	(1,919,986)
Cash dividends, $0.342		—	—	(973,902)	—

BALANCE, DECEMBER 31, 2002	2,821,757	$2,821,757	$18,617,608	$10,513,874	$1,737,840

  Cash dividends per share amounts have been adjusted to reflect a 5% stock dividend declared on October 24, 2002.

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001 (As Restated)	2000 (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$19,727,578	$24,351,974	$26,492,522
Fees and commissions received	6,616,085	6,972,424	7,670,305
Interest paid	(8,729,715)	(13,019,872)	(15,715,142)
Cash paid to suppliers and employees	(12,764,619)	(13,329,307)	(13,810,326)
Proceeds from sale of loans held for sale	—	1,126,288	8,191,350
Origination of loans held for sale, net of principal reduction	—	165,541	(7,268,079)
Income taxes paid	(1,568,808)	(803,760)	(71,992)

	3,280,521	5,463,288	5,488,638

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	—	25,000	—
Proceeds from sales of securities available for sale	600,596	3,298,320	22,875,393
Proceeds from maturities of securities available for sale	136,088,554	156,221,001	9,600,000
Proceeds from redemption of Federal Home Loan Bank stock	750,000	—	—
Purchase of securities available for sale	(110,281,342)	(191,938,361)	(28,460,972)
Loans made, net of principal collected	3,282,936	2,612,239	(13,936,533)
Purchase of loans, net of principal collected	11,617,770	17,791,957	(5,243,168)
Proceeds from sale of loans	—	35,294,964	—
Purchase of premises and equipment	(367,160)	(668,039)	(884,125)
Proceeds from sale of premises and equipment	212,984	13,841	—
Purchase of foreclosed real estate	(145,191)	—	—
Net proceeds from branch divestiture	687,883	—	—
Proceeds from sale of foreclosed real estate	50,779	—	—

	42,497,809	22,650,922	(16,049,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	(12,942,713)	(25,043,765)	31,568,708
Net decrease in other deposits	(22,321,899)	(1,451,656)	(1,994,432)
Net increase (decrease) in other borrowed funds	1,690,054	(6,466,823)	(18,123,654)
Common stock repurchase and retirement	(199,321)	(79,044)	(995,579)
Dividends paid	(973,902)	(974,784)	(971,347)

	(34,747,781)	(34,016,072)	9,483,696

Net increase (decrease) in cash and cash equivalents	11,030,549	(5,901,862)	(1,077,071)
Cash and cash equivalents at beginning of year	20,369,207	26,271,069	27,348,140

Cash and cash equivalents at end of year	$31,399,756	$20,369,207	$26,271,069

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITES
Net income	$1,917,258	$1,933,077	$1,747,532
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITES
Provision for loan losses	526,000	550,000	448,000
Deprecation and amortization	1,650,548	1,598,037	1,260,377
Deferred income taxes	(192,177)	(157,515)	49,634
Amortization of premiums and discounts	249,218	158,190	111,443
(Gains) losses on disposal of securities	(209,880)	2,725	(256,252)
Loans held for sale made, net of principal sold	—	1,291,829	923,271
(Gains) losses on sale of loans	—	254,409	(18,212)
Gain on branch divestiture	(687,883)	—	—
(Gains) losses on sale and write-down of premises and equipment	(72,984)	25,307	274,172
Losses on sale of foreclosed real estate	7,898	—	—
(Increase) decrease in:
Accrued interest receivable	492,996	361,161	(221,143)
Prepaid income taxes	(152,591)	—	525,627
Other assets	115,485	(262,391)	364,869
Increase (decrease) in:
Accrued interest payable	(37,395)	(147,517)	206,542
Income taxes payable	(280,785)	197,393	83,392
Other liabilities	(45,187)	(341,417)	(10,614)

	$3,280,521	$5,463,288	$5,488,638

NONCASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	$132,140	$—	$—

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

  Investment Securities – Investment securities in the portfolio are classified as either available for sale or held to maturity. The Company does not currently conduct short-term purchase and sale transactions of investment securities which would be classified as trading securities.

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

  Premises and Equipment – Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives using the straight-line method. Leasehold improvements are amortized over the terms of the leases

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

or the estimated useful lives of the improvements, whichever is shorter. Accumulated depreciation includes provisions for declines in the value of land and buildings.

  Foreclosed Real Estate – Real estate acquired through foreclosure is recorded at the lower of cost or fair market value on the date acquired. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated carrying value of the property and other expenses of owning the property are included in the noninterest expense.

  Intangible Assets – The premium paid for deposits acquired is being amortized to expense on the straight-line basis over 15 years. The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced. The amortization period is adjusted quarterly for changes in the prepayment speed of the loans serviced. Intangible assets are included in other assets on the Consolidated Balance Sheets.

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

  Comprehensive Income – Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale, net of income taxes.

2. PRIOR PERIOD ADJUSTMENT

  The balance of retained earnings at December 31, 2001 has been restated to reflect a retroactive charge to earnings totaling $190,000, net of related income taxes of $98,000. The Company restated earnings for 1997 in the amount of $65,000, net of taxes of $33,000 and in 1999 in the amount of $125,000, net of taxes of $65,000. The adjustment came about as a result of management's discovery that the ACH position associated with its ATM Network and Check Card transaction processing was overstated. Management discovered the overstatement as part of its efforts to enhance controls with its vendor/service provider. Cash and Due from Banks, accrued tax liability, noninterest income and income taxes have been restated for the affected years to reflect the adjustments.

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

  Banks are required to carry cash reserves with the Federal Reserve Bank or maintain cash on hand of specified percentages of deposit balances. The Bank's normal amount of cash on hand, which averaged $12.0 million and $13.7 million during 2002 and 2001 respectively, is sufficient to satisfy the reserve requirements.

  In order to cover the costs of services provided by correspondent banks, the Company maintains compensating balances at these correspondent banks, or pays fees in the event the credit earned on balances is not sufficient to cover activity charges. During 2002 and 2001, the Company maintained average compensating balances of approximately $1,000,000 which was maintained at the Federal Reserve Bank. In addition, the Company paid $91,827, $63,423, and $50,058, respectively, in bank account charges in 2002, 2001, and 2000.

4. INVESTMENT SECURITIES

  Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Market value

December 31, 2002
AVAILABLE FOR SALE
U.S. government agency	$44,699,756	$406,539	$239,962	$44,866,333
Mortgage backed securities	16,243,917	764,811	—	17,008,728
State and municipal	5,307,488	140,168	1,396	5,446,260
Corporate bonds	7,664,442	298,363	—	7,962,805

	73,915,603	1,609,881	241,358	75,284,126
Equity securities	2,039,262	1,593,832	131,073	3,502,021

	$75,954,865	$3,203,713	$372,431	$78,786,147

HELD TO MATURITY
Foreign Bonds	$25,000	$—	$—	$25,000

	Amortized cost	Unrealized gains	Unrealized losses	Market value

December 31, 2001
AVAILABLE FOR SALE
U.S. government agency	$64,711,849	$549,052	$18,645	$65,242,256
Mortgage backed securities	19,758,761	256,125	40,137	19,974,749
State and municipal	5,891,946	16,571	49,423	5,859,094
Corporate bonds	7,739,978	167,823	5,521	7,902,280

	98,102,534	989,571	113,726	98,978,379
Equity securities	4,299,478	1,264,180	104,868	5,458,790

	$102,402,012	$2,253,751	$218,594	$104,437,169

HELD TO MATURITY
Foreign Bonds	$25,000	$—	$—	$25,000

  Contractual maturities of debt securities at December 31, 2002 and 2001 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2002
			Held to maturity
	Available for sale
			Amortized cost	Market value
Maturing	Amortized cost	Market value

Within one year	$30,104,361	$30,321,241	$—	$—
Over one to five years	21,682,267	22,178,209	25,000	25,000
Over five to ten years	2,504,836	2,595,737	—	—
Over ten years	3,380,222	3,180,211	—	—
Mortgage backed securities	16,243,917	17,008,728	—	—

	$73,915,603	$75,284,126	$25,000	$25,000

	December 31, 2001
	Available for sale		Held to maturity
Maturing	Amortized Cost	Market Value	Amortized Cost	Market Value

Within one year	$16,254,817	$16,275,679	$—	$—
Over one to five years	55,254,938	55,919,594	25,000	25,000
Over five to ten years	3,080,899	3,099,590	—	—
Over ten years	3,753,119	3,708,767	—	—
Mortgage backed securities	19,758,761	19,974,749	—	—

	$98,102,534	$98,978,379	$25,000	$25,000

  At December 31, 2002 and 2001, securities with a cost basis of $24,968,799 (market value of $25,773,673), and $34,268,569 (market value of $34,760,967), respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

  In 2002, 2001, and 2000, the Company realized gains on sales of securities of $209,880, $0, and $491,480, respectively, and losses of $0, $2,725, and $235,228. Income taxes on net security gains were $81,056, $(1,052), and $99,356 in 2002, 2001, and 2000, respectively.

5. LOANS

  Major classifications of loans are as follows:

	2002	2001

Real estate
Residential	$79,520,154	$117,617,158
Commercial	78,500,418	52,675,033
Construction and land development	7,664,367	10,116,583
Demand and time	32,444,790	33,982,346
Lease financing	4,343,539	1,328,828
Installment	2,746,858	4,458,035

	205,220,126	220,177,983
Allowance for loan losses	3,578,762	3,338,807

Loans, net	$201,641,364	$216,839,176

  The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

  The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year	$99,240,344	$88,783,498
Maturing over one to five years	69,640,641	52,341,290
Maturing over five years	36,339,141	79,053,195

	$205,220,126	$220,177,983

  Loan balances have been adjusted by the following deferred amounts:

Deferred origination costs and premiums	$825,007	$1,035,380
Deferred origination fees and unearned discounts	(692,981)	(701,625)

Net deferred costs	$132,026	$333,755

  Transactions in the allowance for loan losses were as follows:

	2002	2001	2000

Beginning balance	$3,338,807	$3,024,290	$2,836,291
Provision charged to operations	526,000	550,000	448,000
Recoveries	94,561	66,658	124,398

	3,959,368	3,640,948	3,408,689
Loans charged off	380,606	302,141	384,399

Ending balance	$3,578,762	$3,338,807	$3,024,290

  At December 31, 2002, 2001, and 2000, the accrual of interest has been discontinued on loans of $734,879, $387,037, and $622,392, respectively. The amount of interest income that would have been recorded in 2002, 2001, and 2000 on non-accrual loans if those loans had been handled in accordance with their contractual terms totaled $30,938, $16,109, and $28,689, respectively. The amount of interest income actually recorded on nonaccrual loans totaled $22,878, $1,239, and $3,892 for 2002, 2001, and 2000, respectively.

  At December 31, 2002, 2001, and 2000, the Company had one impaired loan to the same borrower amounting to $568,969, $598,644, and $633,302, respectively, which was classified as impaired because it had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $576,577, $616,358, and $342,416 in 2002, 2001, and 2000, respectively. During 2002, 2001, and 2000, the Company received total payments on impaired loans of $85,189, $99,868, and $42,153, respectively. Of these amounts, $54,614, $65,210, and $27,817 were recorded as interest income for 2002, 2001, and 2000, respectively. The remainder was applied to reduce principal.

  There is no specific allowance for this loan since the fair value of the collateral securing the loan is considered adequate to cover all principal and interest due. The Company also continues to accrue interest on this loan due to the adequacy of the collateral value.

5. LOANS  (Continued)

  Amounts past due 90 days or more, excluding restructured and nonaccrual loans are as follows:

	2002	2001	2000

Mortgage	$498,029	$108,596	$434,346
Demand and time	1,402,634	114,863	847,360

	$1,900,663	$223,459	$1,281,706

  The Company continues to accrue interest on these loans since the fair value of the collateral is considered adequate to assure collection of all principal and interest amounts due and the loan is in the process of collection. Loans with a balance of $55,638,248 and $33,527,799 were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2002 and 2001, respectively.

6. CREDIT COMMITMENTS

  Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	2002	2001	2000

LOAN COMMITMENTS
Mortgage loans	$—	$—	$254,467
Construction and land development	6,899,380	10,275,089	7,882,392
Commercial loans	9,448,509	17,608,000	8,620,000
Installment loans	—	579,682	92,376

	$16,347,889	$28,462,771	$16,849,235

UNUSED LINES OF CREDIT
Home equity lines	$46,945,198	$54,798,129	$56,579,164
Commercial lines	22,608,235	10,057,019	12,038,420
Unsecured consumer lines	369,182	525,714	2,170,715

	$69,922,615	$65,380,862	$70,788,299

LETTERS OF CREDIT	$3,166,123	$2,871,588	$1,392,352

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

7. RELATED PARTY TRANSACTIONS

  The Company's executive officers and directors, or other entities, to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2002, 2001 and 2000, transactions in related party loans were as follows:

	2002	2001	2000

Beginning balance	$5,264,386	$1,915,984	$2,031,292
Additions	1,184,451	664,183	197,290
Repayments	(2,027,807)	(179,367)	(312,598)
Changes in executive officers and directors	—	2,863,586	—

	$4,421,030	$5,264,386	$1,915,984

  A director of the Company is a partner in a law firm that provides legal services to the Company and its subsidiary. During the years ended December 31, 2002, 2001, and 2000, amounts paid to the law firm in connection with those services were $224,138, $173,737, and $166,522, respectively.

  A director of the Company is President of an insurance brokerage through which the Company and its subsidiary place various insurance policies. During the years ended December 31, 2002, 2001, and 2000, amounts paid to the insurance brokerage for insurance premiums were $153,656, $249,889, and $57,656, respectively. Related commissions amounted to $17,724, $22,582, and $16,440 during the years ended December 31, 2002, 2001, and 2000, respectively.

  A director of the Company is President of an electrical company through which the Company and its subsidiary contracted for electrical services amounting to $4,623 in 2002 and $26,730 in 2001.

  A second year director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and its subsidiaries contracted for appraisal and management services amounting to $3,744 in 2002 and $5,021 in 2001.

8. PREMISES AND EQUIPMENT

  A summary of premises and equipment is as follows:

	2002	2001

Land and improvements	$946,520	$864,474
Buildings	2,528,767	3,428,461
Leasehold improvements	2,144,953	2,209,352
Equipment and fixtures	9,523,157	10,133,419

	15,143,397	16,635,706
Accumulated depreciation and amortization	9,532,682	9,513,878

	$5,610,715	$7,121,828

  Depreciation and amortization of premises and equipment was $1,481,612, $1,365,767, and $1,136,243 for 2002, 2001, and 2000, respectively. Amortization of intangible assets, excluding amortization of deposit premiums, was $45,756, $109,090, and $124,134 for 2002, 2001, and 2000, respectively. The Company decreased the depreciable life of ATM machines in May 2001, based on its evaluation of the useful lives of the machines. This change increased depreciation expense that would have been recorded in 2002 on ATM machines by $392,000 and by $261,000 in 2001.

  During the year ended December 31, 2002, the Company sold its Baltimore Street property for $200,000. The Bank also sold deposits, along with all assets located within its Liberty Road branch.

9. DEPOSITS

  Major classifications of interest bearing deposits are as follows:

	2002	2001

NOW and Super NOW	$35,614,170	$41,444,543
Money market	27,395,072	38,884,811
Savings	37,170,695	43,457,591
Certificates of deposit of $100,000 or more	20,488,159	23,429,810
Other time deposits	68,336,872	78,325,791

	$189,004,968	$225,542,546

  Interest expense associated with certificates of deposit of $100,000 or more was $1,198,018, $1,910,347, and $1,756,939 for the years ended December 31, 2002, 2001, and 2000, respectively.

  Time deposits mature as follows:

	2002	2001

Maturing within one year	$76,527,192	$56,523,420
Maturing over one to two years	6,590,866	39,740,440
Maturing over two to three years	2,439,505	2,498,531
Maturing over three to four years	1,141,742	1,537,618
Maturing over four to five years	2,015,844	1,005,296
Maturing over five years	109,882	450,296

	$88,825,031	$101,755,601

10. DEPOSIT PREMIUM

  The Company acquired a branch office from another bank in 1995. Included in Other Assets on the Consolidated Balance Sheets is the remaining balance of the premium paid for the deposits at the branch. Amortization expense was $123,180 for 2002, 2001, and 2000, respectively. The remaining unamortized balance at December 31, 2002 and 2001 was $923,813 and $1,046,993, respectively. The premium is being amortized using the straight-line method over 15 years.

11. BORROWED FUNDS

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

	2002	2001	2000

Total outstanding at period end	$11,535,372	$11,232,829	$12,372,519
Average amount outstanding during period	11,711,110	13,058,607	14,943,138
Maximum amount outstanding at any month end	12,939,282	14,765,870	20,116,442
Weighted average interest rate at period end	0.82%	0.83%	5.47%
Weighted average interest rate for the period	0.92%	2.91%	5.37%

  Notes payable - U.S. Treasury are Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve Bank on a periodic basis. The Company pays interest on these deposits at a slight discount to the federal funds sold rate.

  Advances from the Federal Home Loan Bank (FHLB) of Atlanta amounted to $45,000,000 at December 31, 2002 and 2001. Advances averaged $45,008,219 and $46,054,795 for 2002 and 2001, respectively, with weighted average costs of 6.83% for 2002 and 6.80% for 2001. At December 31, 2002, the advances carried a weighted average interest rate of 6.74%, and matured at dates ranging from March 26, 2008 to May 24, 2010. At December 31, 2001, the advances carried a weighted average interest rate of 6.83%, and matured at dates ranging from March 26, 2008 through May 24, 2010. The Bank has a total secured line of $52 million with the FHLB for which the Bank granted the FHLB a security interest in its residential first mortgage loans, as well as pledged investment securities (see notes 4 and 5).

  The Company borrows under available unsecured federal funds lines of credit of $7 million with other institutions. The balance outstanding under these lines was $0 and $1,000,000 at December 31, 2002 and 2001, respectively. These lines bear interest at the current federal funds rate of the correspondent bank.

12. OTHER OPERATING EXPENSES

  Other operating expenses include the following:

	2002	2001	2000

ATM services	$1,474,497	$1,539,670	$2,039,858
Data processing services	809,215	725,179	745,849
Professional services	379,440	398,553	374,330
Telephone	240,999	288,710	234,371
Printing, stationery, and supplies	217,188	147,118	214,406
Postage and freight	176,675	163,929	153,807
Directors' fees	141,150	149,775	124,893
Liability insurance	135,656	140,230	130,550
Deposit premium amortization	123,180	123,180	123,180
Marketing	85,849	190,787	584,446
Software amortization	45,756	109,090	124,134
Other	993,335	1,199,764	906,849

	$4,822,940	$5,175,985	$5,756,673

13. STOCK OPTIONS

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

  Information with respect to options outstanding is as follows for the years ended December 31:

			2001
	2002				2000
				Option Price Range
	Shares	Option Price Range	Shares		Shares	Option Price Range

Outstanding at beginning of year	162,434		114,134		109,830
Granted	39,690	$12.11 to $12.67	48,300	$9.69 to $10.92	37,905	$13.42
Exercised	—		—		—
Expired/Canceled	(23,099)	$9.69 to $18.05	—		(33,601)	$13.42 to $17.75

Outstanding at end of year	179,025	$9.69 to $18.05	162,434	$9.69 to $18.05	114,134	$13.42 to $18.05

Exercisable at December 31	100,135		82,761		50,324

  The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2002, 2001, and 2000.

	2002	2001	2000

Dividend yield	2.84% to 2.97%	3.13% to 3.53%	2.51%
Expected volatility	19.55%	23.52%	30.83%
Risk free rate	4.70% to 5.56%	5.18% to 5.67%	5.76% to 6.35%
Expected lives	10 years	10 years	10 years

13. STOCK OPTIONS (Continued)

The Company uses the intrinsic value method to account for stock based compensation plans. Because the option price of stock options granted was equal to the market price of the common stock at the date of grant for all options granted, no compensation expense related to the options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31, 2002, 2001, and 2000.

	2001	2000	1999

Net Income:
As Reported	$1,917,258	$1,933,077	$1,747,532
Additional compensation net of related income tax	41,824	54,530	78,001

Pro forma	$1,875,434	$1,878,547	$1,669,531

Basic Earnings Per Share:
As Reported	$0.68	$0.68	$0.61
Pro forma	$0.66	$0.66	$0.58
Diluted Earnings Per Share:
As reported	$0.68	$0.68	$0.61
Pro forma	$0.66	$0.66	$0.58

14. NET INCOME PER SHARE

  The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

	2002	2001	2000

BASIC:
Net income (applicable to common stock)	$1,917,258	$1,933,077	$1,747,532
Average common shares outstanding	2,832,265	2,842,523	2,873,076
Basic net income per share	$0.68	$0.68	$0.61
DILUTED:
Net income (applicable to common stock)	$1,917,258	$1,933,077	$1,747,532
Average common shares outstanding	2,832,265	2,842,523	2,873,076
Stock option adjustment	5,093	952	–

Average common shares outstanding-diluted	2,837,358	2,843,475	2,873,076

Diluted net income per share	$0.68	$0.68	$0.61

15. COMPREHENSIVE INCOME

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

	2002	2001	2000

Net Income	$1,917,258	$1,933,077	$1,747,532

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains during the period	1,006,004	2,094,132	1,587,011
Less: Adjustment for security (gains) losses	(209,880)	2,725	(256,252)

Other comprehensive income before tax	796,124	2,096,857	1,330,759
Income taxes on comprehensive income	(307,463)	(809,806)	(513,938)

Other comprehensive income after tax	488,661	1,287,051	816,821

Comprehensive income	$2,405,919	$3,220,128	$2,564,353

16. CAPITAL STANDARDS

The Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2002 and 2001, the capital ratios and minimum capital requirements are as follows.

	Actual		Minimum Capital Adequacy		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

DECEMBER 31, 2002
Total Capital (to risk-weighted assets)
Consolidated	$34,342,000	15.07%	$18,233,000	8.0%	$22,791,000	10.0%
Carrollton Bank	$31,306,000	13.92%	$17,998,000	8.0%	$22,497,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	$30,929,000	13.57%	$9,116,000	4.0%	$13,675,000	6.0%
Carrollton Bank	$28,484,000	12.66%	$8,999,000	4.0%	$13,498,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	$30,929,000	9.54%	$12,968,000	4.0%	$16,210,000	5.0%
Carrollton Bank	$28,484,000	8.87%	$12,843,000	4.0%	$16,054,000	5.0%
DECEMBER 31, 2001 (As restated)
Total Capital (to risk-weighted assets)
Consolidated	$34,178,000	14.26%	$19,175,000	8.0%	$23,968,000	10.0%
Carrollton Bank	$30,081,000	12.62%	$19,065,000	8.0%	$23,831,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	$30,870,000	12.88%	$9,587,000	4.0%	$14,381,000	6.0%
Carrollton Bank	$27,092,000	11.37%	$9,532,000	4.0%	$14,299,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	$30,870,000	8.61%	$14,347,000	4.0%	$17,934,000	5.0%
Carrollton Bank	$27,092,000	7.63%	$14,208,000	4.0%	$17,761,000	5.0%

  Tier 1 capital consists of common stock, surplus, and retained earnings. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

  Failure to meet the capital requirements could affect the Company's ability to pay dividends and accept deposits and may significantly affect the operations of the Company.

  As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

17. RETIREMENT PLANS

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

  The following table sets forth the financial status of the plan:

	2002	2001	2000

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$7,225,216	$6,759,948	$6,105,017
Service cost	391,125	387,560	368,350
Interest cost	496,375	473,302	452,403
Actuarial gain	465,449	(103,963)	136,939
Benefits paid	(377,094)	(291,631)	(302,761)

Benefit obligation at end of year	8,201,071	7,225,216	6,759,948

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	6,735,251	6,990,732	6,666,006
Actual return on plan assets	(525,715)	(255,939)	(26,632)
Employer contribution	328,805	292,089	654,119
Benefits paid	(377,094)	(291,631)	(302,761)

Fair value of plan assets at end of year	6,161,247	6,735,251	6,990,732

Funded status	(2,039,824)	(489,965)	230,784
Unrecognized net actuarial loss (gain)	2,244,035	675,944	(106,226)
Unrecognized prior service cost	126,928	149,625	200,690

Prepaid benefit cost	$331,139	$335,604	$325,248

ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT OBLIGATION WERE AS FOLLOWS:
Discount rates	6.75%	7.25%	7.50%
Rates of increase in compensation levels	5.50%	5.50%	5.50%
Long-term rate of return on assets	9.00%	9.00%	9.00%
NET PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
Service cost	$391,125	$387,560	$368,350
Interest cost	496,375	473,302	452,403
Estimated return on assets	(605,295)	(630,194)	(617,835)
Net amortization and deferral	51,065	51,065	17,146

Net pension expense	$333,270	$281,733	$220,064

  The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. The Company's contributions to this plan, included in expenses, were $88,866, $89,125, and $94,143 for 2002, 2001 and 2000, respectively.

18. CONTINGENCIES

During 2001, the Company brought legal action against Fujitsu-ICL. Systems, Inc. seeking recovery of $472,480. This represents funds held by a subcontractor of Fujitsu-ICL Systems, Inc., which was the party provider of ATM replenishment services for the Company. While the subcontractor has filed for bankruptcy protection from its creditors, the Company's claim is against Fujitsu-ICL Systems, Inc. The subcontractor provided armored car services for Fujitsu-ICL Systems, Inc. in connection with the ATM maintenance services Fujitsu-ICL Systems, Inc. offered. Neither the Company, nor its legal counsel, anticipates loss on this matter. Management is also working with its insurance carrier to assure the maximum protection available to the Company from the exposure. As of December 31, 2002, this amount is classified in Other Assets on the Company's consolidated balance sheet.

  On March 8, 2002, the United States District Court for the District of Maryland entered a summary judgment in favor of the Bank and against the Defendant Fujitsu-ICL Systems, Inc. in the total amount of $515,821. This judgment represents a full award to the Bank of its ATM losses, 9% pre-judgment interest, and court costs claimed in its initial complaint. The judgment entered by the

18. CONTINGENCIES (Continued)

court is a final judgment, but is subject to an appeal by the defendant within a 30-day time period following the entry thereof. Absent reversal of appeal, the Bank's judgment should be fully collectible as the defendant is highly solvent.

  The Federal Appellate Court affirmed Carrollton Bank's judgment against Fujitsu-ICL, Inc. on January 28, 2003.

  The Company is involved in various other legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

19. INCOME TAXES

  The components of income tax expense are as follows:

	2002	2001	2000

CURRENT
Federal	$988,868	$908,494	$488,351
State	50,939	65,153	38,546

	1,039,807	973,647	526,897
DEFERRED	(192,177)	(157,515)	49,634

	$847,630	$816,132	$576,531

  The components of the deferred tax expense (benefits) were as follows:

Provision for loan losses	$(125,757)	$(121,621)	$(72,450)
Deferred origination costs	(112,822)	(95,921)	(100,027)
Deferred compensation plan	892	(9,404)	(11,116)
Depreciation	(29,292)	15,705	141,486
Discount accretion	3,246	(2,951)	(3,917)
Retirement benefits	(1,724)	4,540	167,632
Ground rent losses	–	–	53,443
Write-down of building	73,280	–	(73,280)
Early retirement benefits	–	52,137	(52,137)

	$(192,177)	$(157,515)	$49,634

  The components of the net deferred tax asset (liability) were as follows:

DEFERRED TAX ASSETS
Allowance for loan losses	$1,146,983	$1,054,312	$932,691
Deferred compensation plan	213,892	214,784	205,380
Unrealized losses on available for sale investment securities	–	–	23,828
Allowance for loss on building	–	73,280	73,280
Early retirement benefits	–	–	52,137

	1,360,875	1,342,376	1,287,316

DEFERRED TAX LIABILITIES
Accrued retirement benefits	128,987	130,711	126,171
Deferred origination costs	164,472	277,304	373,225
Unrealized gains on available for sale investment securities	1,093,441	785,978	–
Depreciation	222,003	477,832	462,127
Discount accretion	7,633	4,387	7,338
FHLB Stock dividends	2,019	2,019	2,019

	1,618,555	1,678,231	970,880

NET DEFERRED TAX ASSET (LIABILITY)	$(257,680)	$(335,855)	$316,436

  The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2002	2001	2000

Statutory federal income tax rate	34.0%	34.0%	34.0%
INCREASE (DECREASE) RESULTING FROM:
Tax-exempt income	(11.1)	(13.2)	(13.9)
State income taxes, net of federal income tax benefit	1.8	1.3	3.1
Other	6.0	7.6	1.6

	30.7%	29.7%	24.8%

20. LEASE COMMITMENTS

  The Company leases various branch and general office facilities to conduct its operations. The leases have remaining terms which range from a period of 1 year to 6 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

  The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $569,703, $642,218, and $631,618, for 2002, 2001, and 2000, respectively.

  Lease obligations will require minimum rent payments as follows:

Period	Minimum rentals

2003	$519,301
2004	416,042
2005	276,758
2006	210,213
2007	192,614
Remaining years	139,300

$1,754,228

21. PARENT COMPANY FINANCIAL INFORMATION

  The balance sheets for 2002 and 2001 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2002, 2001, and 2000, are presented below:

Balance Sheets

	December 31
	2002	2001 (as restated)

ASSETS
Cash	$10,075	$251,786
Interest bearing deposits in subsidiary	413,856	472,894
Investment in subsidiary	30,482,806	28,685,222
Investment securities available for sale	3,502,020	3,584,589

	$34,408,757	$32,994,491

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$717,678	$536,108

SHAREHOLDERS' EQUITY
Common Stock	2,821,757	2,701,254
Surplus	18,617,608	17,017,446
Retained earnings	10,513,874	11,490,504
Accumulated other comprehensive income	1,737,840	1,249,179

	33,691,079	32,458,383

	$34,408,757	$32,994,491

Statements of Income

	2002	2001	2000

INCOME
Dividends from subsidiary	$235,309	$235,309	$1,300,082
Interest and dividends	128,866	142,874	158,643
Security gains	209,880	(2,725)	324,645

	574,055	375,458	1,783,370
EXPENSES	92,624	22,034	183,218

Income before income taxes and equity in undistributed net income of subsidiary	481,431	353,424	1,600,152
Income tax expense	62,236	10,922	70,860

	419,195	342,502	1,529,292
Equity in undistributed net income of subsidiary	1,498,063	1,590,575	218,240

NET INCOME	$1,917,258	$1,933,077	$1,747,532

Statements of Cash Flows

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Cash dividends from subsidiary	$235,309	$235,309	$1,300,082
Interest and dividends received	128,866	128,333	133,942
Cash paid to suppliers	(101,239)	(32,206)	(125,687)
Income taxes paid, net of cash received from subsidiaries	8,942	(25,256)	(1,619)

	271,878	306,180	1,306,718

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits	59,038	398,884	(680,858)
Proceeds from sales of securities available for sale	600,596	48,318	2,120,158
Purchases of securities available for sale	–	–	(240,727)

	659,634	447,202	1,198,573

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(973,902)	(974,784)	(971,347)
Common stock repurchase and retirement	(199,321)	(79,044)	(995,579)

	(1,173,223)	(1,053,828)	(1,966,926)

Net (decrease) increase in cash	(241,711)	(300,446)	538,365
Cash at beginning of year	251,786	552,232	13,867

Cash at end of year	$10,075	$251,786	$552,232

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$1,917,258	$1,933,077	$1,747,532
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Equity in undistributed income of subsidiary	(1,498,063)	(1,590,575)	(218,241)
Security gains	(209,880)	2,725	(324,645)
Decrease (increase) in accounts receivable	—	28,175	(24,701)
Increase (decrease) in accounts payable	62,563	(67,222)	126,773

	$271,878	$306,180	$1,306,718

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2002		December 31, 2001
	Carrying amount	Fair value	Carrying amount	Fair value

FINANCIAL ASSETS
Cash and due from banks	$20,332,373	$20,332,373	$18,988,342	$18,988,342
Federal funds sold and FHLB deposit	11,067,383	11,067,383	1,380,865	1,380,865
Investment securities (total)	78,811,147	78,811,147	104,462,169	104,462,169
Federal Home Loan Bank stock	2,500,000	2,500,000	3,250,000	3,250,000
Loans held for sale	–	–	361,034	361,034
Loans, net	201,641,364	212,964,037	216,839,176	216,187,177
Accrued interest receivable	1,747,994	1,747,994	2,240,990	2,240,990
FINANCIAL LIABILITIES
Noninterest-bearing deposits	$41,259,140	$41,259,140	$39,986,174	$39,986,174
Interest-bearing deposits	189,004,968	192,572,059	225,542,546	230,224,808
Federal funds purchased	1,853,261	1,853,261	1,667,060	1,667,060
Securities sold under agreements to repurchase	9,682,111	9,682,111	9,565,769	9,565,769
Notes payable-U.S. Treasury	2,045,237	2,045,237	657,726	657,726
Advances from the Federal Home Loan Bank	45,000,000	54,145,886	45,000,000	50,195,640
Accrued interest payable	513,358	513,358	550,753	550,753

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

23. SEGMENT INFORMATION

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

  The Brokerage segment provides full service brokerage services for stocks, bonds, mutual funds and annuities.

  The Mortgage Unit segment provided residential mortgage lending products and services.

  Segment information for the Company for 2002 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$16,880,426	$–	$3,826	$1,285,642	$18,169,894	$815,470	$18,985,364
Interest expense	(6,797,663)	(278,423)	–	(800,764)	(7,876,850)	(815,470)	(8,692,320)

Net interest income	10,082,763	(278,423)	3,826	484,878	10,293,044	–	10,293,044
Provision for loan losses	(502,000)	–	–	(24,000)	(526,000)	–	(526,000)
Noninterest income	2,640,874	4,222,976	670,952	–	7,534,802	–	7,534,802
Intersegment income	65,119	–	–	–	65,119	(65,119)	–
Noninterest expenses	(10,372,136)	(3,621,027)	(535,204)	(73,710)	(14,602,077)	65,119	(14,536,958)

Income before income taxes	1,914,620	323,526	139,574	387,168	2,764,888	–	2,764,888
Income taxes	(519,487)	(124,946)	(53,673)	(149,524)	(847,630)	–	(847,630)

Net income	$1,395,133	$198,580	$85,901	$237,644	$1,917,258	$–	$1,917,258

Segment assets	$311,072,820	$12,714,617	$237,172	$12,279,240	$336,303,849	$(12,082,234)	$324,221,615
Expenditures for segment purchases of premises, equipment and software	$305,036	$62,124	$–	$–	$367,160	$–	$367,160

  A reconciliation of total segment assets to consolidated total assets follows:

Total segment assets	$336,303,849
Elimination of intersegment loans	(11,072,112)
Elimination of intersegment deposit accounts	(1,010,122)

$324,221,615

23. SEGMENT INFORMATION (Continued)

  Segment information for the Company for 2001 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$19,122,477	$–	$12,015	$2,599,228	$21,733,720	$2,098,904	$23,832,624
Interest expense	(8,394,419)	(311,599)	–	(2,067,433)	(10,773,451)	(2,098,904)	(12,872,355)

Net interest income	10,728,058	(311,599)	12,015	531,795	10,960,269	–	10,960,269
Provision for loan losses	(502,000)	–	–	(48,000)	(550,000)	–	(550,000)
Noninterest income	1,708,480	4,686,653	1,015,720	(254,409)	7,156,444	–	7,156,444
Intersegment income	67,285	–	–	–	67,285	(67,285)	–
Noninterest expenses	(10,457,180)	(3,678,429)	(648,380)	(100,800)	(14,884,789)	67,285	(14,817,504)

Income before income taxes	1,544,643	696,625	379,355	128,586	2,749,209	–	2,749,209
Income taxes	(353,432)	(269,037)	(144,003)	(49,660)	(816,132)	–	(816,132)

Net income	$1,191,211	$427,588	$235,352	$78,926	$1,933,077	$–	$1,933,077

Segment assets (As Restated)	$345,072,034	$11,245,455	$569,059	$22,773,491	$379,660,039	$(22,752,858)	$356,907,181
Expenditures for segment purchases of premises, equipment and software	$552,223	$76,206	$39,610	$–	$668,039	$–	$668,039

  A reconciliation of total segment assets to consolidated total assets follows:

Total segment assets (As Restated)	$379,660,039
Elimination of intersegment loans	(21,346,400)
Elimination of intersegment deposit accounts	(1,406,458)

$356,907,181

23. SEGMENT INFORMATION (Continued)

  Segment information for the Company for 2000 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$26,026,119	$–	$8,363	$5,289,780	$31,324,262	$(4,598,214)	$26,726,048
Interest expense	(15,623,101)	(333,697)	–	(4,563,100)	(20,519,898)	4,598,214	(15,921,684)

Net interest income	10,403,018	(333,697)	8,363	726,680	10,804,364	–	10,804,364
Provision for loan losses	(400,000)	–	–	(48,000)	(448,000)	–	(448,000)
Noninterest income	2,018,257	4,602,722	1,273,855	18,212	7,913,046	–	7,913,046
Intersegment income	67,742	–	–	–	67,742	(67,742)	–
Noninterest expenses	(10,675,168)	(4,168,422)	(816,975)	(352,524)	(16,013,089)	67,742	(15,945,347)

Income before income taxes	1,413,849	100,603	465,243	344,368	2,324,063	–	2,324,063
Income taxes	(225,006)	(38,853)	(179,677)	(132,995)	(576,531)	–	(576,531)

Net income	$1,188,843	$61,750	$285,566	$211,373	$1,747,532	$–	$1,747,532

Segment assets (As Restated)	$370,116,261	$18,136,079	$576,273	$70,937,014	$459,765,627	$(72,106,816)	$387,658,811
Expenditures for segment purchases of premises, equipment and software	$496,814	$364,171	$23,140	$–	$884,125	$–	$884,125

  A reconciliation of total segment assets to consolidated total assets follows:

Total segment assets (As Restated)	$459,765,627
Elimination of intersegment loans	(69,830,054)
Elimination of intersegment deposit accounts	(2,276,762)

$387,658,811

24. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$4,913,172	$4,824,517	$4,773,938	$4,473,737
Interest expense	(2,345,141)	(2,175,561)	(2,126,511)	(2,045,107)

Net interest income	2,568,031	2,648,956	2,647,427	2,428,630
Provision for loan losses	(131,500)	(131,500)	(131,500)	(131,500)
Security gains (losses)	103,005	–	106,875	–
Gains on branch divesture	–	687,883	–	–
Other income	1,524,190	1,816,697	1,743,196	1,552,956
Operating expenses	(3,605,742)	(3,696,614)	(3,680,708)	(3,553,894)

Income before taxes	457,984	1,325,422	685,290	296,192
Income taxes	(132,462)	(439,327)	(218,304)	(57,537)

Net income	$325,522	$886,095	$466,986	$238,655

Earnings per share	$ 0.11	$ 0.31	$ 0.16	$ 0.10
Cash dividends per share	$0.085	$0.086	$ 0.085	$0.086
Market prices: high	$ 12.02	$ 12.88	$ 13.11	$ 14.25
low	$ 11.20	$11.35	$ 11.84	$ 11.70
	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$6,830,352	$6,103,500	$5,737,948	$5,160,824
Interest expense	(3,928,960)	(3,367,039)	(3,020,667)	($2,555,689)

Net interest income	2,901,392	2,736,461	2,717,281	2,605,135
Provision for loan losses	(137,500)	(137,500)	(137,500)	(137,500)
Security gains (losses)	–	–	(2,725)	–
Gains (losses) on loan sales	(254,324)	(85)	–	–
Other income	1,933,921	2,022,727	1,863,696	1,593,234
Operating expenses	(3,699,772)	(3,894,043)	(3,660,155)	(3,563,534)

Income before income taxes	743,717	727,560	780,597	497,335
Income taxes	(238,546)	(200,666)	(235,467)	(141,453)

Net income	$505,171	$526,894	$545,130	$355,882

Earnings per share	$ 0.18	$ 0.18	$ 0.19	$ 0.13
Cash dividends per share	$0.085	$0.086	$ 0.085	$0.086
Market prices: high	$ 11.43	$ 11.14	$ 12.38	$ 12.86
low	$ 9.52	$ 9.52	$ 11.05	$ 11.00

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT

  There is hereby incorporated by reference into this Item 10 the information appearing under the captions "Election of Directors," "Other Executive Officers and Directors of the Bank" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 22, 2003.

ITEM 11: EXECUTIVE COMPENSATION

  There is hereby incorporated by reference into this Item 11 the information appearing under the captions "Executive Compensation" and "Long-Term Incentive Plan" in the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 22, 2003.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated by reference into this Item 12 the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 22, 2003.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated by reference into this Item 13 the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its Annual meeting of Shareholders to be held on April 22, 2003.

ITEM 14: CONTROLS AND PROCEDURES

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a)
  List of Exhibits:
Exhibit Number	Description

3(i)	Articles of Incorporation of Carrollton Bancorp *
3(ii)	By-Laws of Carrollton Bancorp *
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore. *
10.3	Lease dated October 30, 1959 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore, as amended. *
10.4	Lease dated August 3, 1976 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore. *
10.5	Lease dated May 20, 1971 by and between Home Mutual Life Insurance Company and The Carrollton Bank of Baltimore. *
10.6	Lease dated April 17, 1974 by and between Liberty Plaza Enterprises, Inc. and The Carrollton Bank of Baltimore. *
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore. *

10.8	Lease dated August 11, 1994 by and between Kensington Associates Limited Partnership and Carrollton Bank. **
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank. **
21.1	Subsidiaries of Carrollton Bancorp
23	Consent of Accountant
99.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
99.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
*
Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).
**
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.:0-23090).
b)
Reports on Form 8-K:

  Notice of Restatement of Earnings for 1999 and 1997 filed on November 27, 2002.

SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP

March 19, 2003  By: /s/ ROBERT A. ALTIERI

Robert A. Altieri
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

March 19, 2003	By: /s/ ROBERT A. ALTIERI Robert A. Altieri President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

March 19, 2003	By: /s/ RANDALL M. ROBEY Randall M. Robey Executive Vice President and Treasurer
Board of Directors
March 19, 2003	/s/ ROBERT J. AUMILLER Robert J. Aumiller Director
March 19, 2003	/s/ STEVEN K. BREEDEN Steven K. Breeden Director
March 19, 2003	/s/ ALBERT R. COUNSELMAN Albert R. Counselman Director
March 19, 2003	/s/ HAROLD I. HACKERMAN Harold I. Hackerman Director
March 19, 2003	/s/ JOHN P. HAUSWALD John P. Hauswald Director
March 19, 2003	/s/ DAVID P. HESSLER David P. Hessler Director
March 19, 2003	/s/ HOWARD S. KLEIN Howard S. Klein Director
March 19, 2003	/s/ BEN F. MASON Ben F. Mason Director
March 19, 2003	/s/ CHARLES E. MOORE, JR. Charles E. Moore, Jr. Director
March 19, 2003	/s/ JOHN PAUL ROGERS John Paul Rogers Director
March 19, 2003	/s/ WILLIAM C. ROGERS, JR. William C. Rogers, Jr. Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Carrollton Bancorp (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission and which this Certification is an exhibit (the "Report"), the undersigned hereby certifies, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)
I have reviewed this annual report on Form 10-K of Carrollton Bancorp;

(2)
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the annual report;

(4)
The registrant's other certifying officers and I:

(a)
are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer;

(b)
have designed such disclosures, controls and procedures to ensure that material information is made known to them, particularly during the period in which this annual report is being prepared;

(c)
have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the evaluation date); and

(d)
have presented within the report our conclusions as to the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

(5)
The registrant's other certifying officers and I have disclosed to the registrant's auditors and the registrant's audit committee of the board of directors:

(a)
all significant deficiencies and material weaknesses in the design or operation of internal controls which could adversely affect the issuers ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	/s/ ROBERT A. ALTIERI Robert A. Altieri President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Carrollton Bancorp (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission and which this Certification is an exhibit (the "Report"), the undersigned hereby certifies, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)
I have reviewed this annual report on Form 10-K of Carrollton Bancorp;

(2)
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the annual report;

(4)
The registrant's other certifying officers and I:

(a)
are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer;

(b)
have designed such disclosures, controls and procedures to ensure that material information is made known to them, particularly during the period in which this annual report is being prepared;

(c)
have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the evaluation date); and

(d)
have presented within the report our conclusions as to the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

(5)
The registrant's other certifying officers and I have disclosed to the registrant's auditors and the registrant's audit committee of the board of directors:

(a)
all significant deficiencies and material weaknesses in the design or operation of internal controls which could adversely affect the issuers ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	/s/ RANDALL M. ROBEY Randall M. Robey Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3(i)	Articles of Incorporation of Carrollton Bancorp	*
3(ii)	By-Laws of Carrollton Bancorp	*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.3	Lease dated October 30, 1959 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore, as amended.	*
10.4	Lease dated August 3, 1976 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore.	*
10.5	Lease dated May 20, 1971 by and between Home Mutual Life Insurance Company and The Carrollton Bank of Baltimore.	*
10.6	Lease dated April 17, 1974 by and between Liberty Plaza Enterprises, Inc. and The Carrollton Bank of Baltimore.	*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.	*
10.8	Lease dated August 11, 1994 by and between Kensington Associates Limited Partnership and Carrollton Bank.	**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.	**
21.1	Subsidiaries of Carrollton Bancorp
23	Consent of Accountant
99.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
99.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
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
ITEM 6H: LONG-TERM BORROWINGS
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 11: EXECUTIVE COMPENSATION
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14: CONTROLS AND PROCEDURES
PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX