Form 10-Q
period 2003-03-31
CARROLLTON BANCORP
filed 2003-05-08
CIK 859222

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to

Commission file number   0-23090

Carrollton Bancorp
(Exact name of registrant as specified in its charter)

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

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,822,387 common shares outstanding at May 7, 2003

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Carrollton Bancorp and Subsidiary

	March 31 2003	December 31 2002
ASSETS
Cash and due from banks	$18,056,827	$20,332,373
Federal funds sold and Federal Home Loan Bank deposit	13,064,322	11,067,383
Cash and cash equivalents	31,121,149	31,399,756
Federal Home Loan Bank stock, at cost	2,500,000	2,500,000
Investment securities:
Available for sale	85,984,959	78,786,147
Held to maturity (approximate market value of $25,000 and $25,000)	25,000	25,000
Loans, less allowance for loan losses of $3,692,132 and $3,578,762	191,411,814	201,641,364
Premises and equipment	5,296,524	5,610,715
Accrued interest receivable	2,041,918	1,747,994
Foreclosed real estate	156,967	218,654
Prepaid income taxes	20,302	152,591
Other assets	5,819,971	2,139,394

	$324,378,604	$324,221,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$40,076,204	$41,259,140
Interest-bearing	188,281,865	189,004,968
Total deposits	228,358,069	230,264,108
Federal funds purchased and securities sold under agreement to repurchase	13,722,868	11,535,372
Notes payable - U.S. Treasury	1,036,796	2,045,237
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	506,176	513,358
Deferred income taxes	505,293	257,680
Other liabilities	1,069,462	914,781
	290,198,664	290,530,536

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,821,757 and 2,821,757 shares	2,821,757	2,821,757
Surplus	18,617,608	18,617,608
Retained earnings	10,609,194	10,513,874
Accumulated other comprehensive income	2,131,381	1,737,840
	34,179,940	33,691,079

	$324,378,604	$324,221,615

Note:  Balances at December 31, 2002 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Carrollton Bancorp and Subsidiary

	Quarter Ended March 31
	2003	2002
INTEREST INCOME
Interest and fees on loans	$3,383,087	$3,734,273
Interest and dividends on securities:
Taxable interest income	692,026	993,541
Nontaxable interest income	54,814	62,913
Dividends	29,192	32,594
Interest on federal funds sold and other interest income	82,750	89,851

Total interest income	4,241,869	4,913,172

INTEREST EXPENSE
Deposits	1,159,840	1,558,211
Borrowings	784,032	786,930

Total interest expense	1,943,872	2,345,141

Net interest income	2,297,997	2,568,031
Provision for loan losses	121,500	131,500

Net interest income after provision for loan losses	2,176,497	2,436,531

NONINTEREST INCOME
Service charges on deposit accounts	265,890	262,223
Brokerage commissions	116,365	184,995
Other fees and commissions	1,376,924	1,076,972
Security gains, net	154,118	103,005

Total noninterest income	1,913,297	1,627,195

NONINTEREST EXPENSES
Salaries	1,247,111	1,301,618
Employee benefits	309,112	296,876
Occupancy	331,214	354,482
Furniture and equipment	470,512	539,390
Other operating expenses	1,175,039	1,113,376

Total noninterest expenses	3,532,988	3,605,742

Income before income taxes	556,806	457,984
Income taxes	207,561	132,462

Net income	$349,245	$325,522

EARNINGS PER COMMON SHARE
Net income - basic and diluted	$0.12	$0.11

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Carrollton Bancorp and Subsidiary

	Quarter Ended March 31
	2003	2002
Cash flows from operating activities
Interest received	$4,060,154	$5,124,749
Fees and commissions received	1,875,729	1,243,193
Interest paid	(1,951,054)	(2,369,409)
Cash paid to suppliers and employees	(2,700,594)	(3,345,448)
Income taxes paid	(89,567)	(665,064)
	1,194,668	(11,979)

Cash flows from investing activities
Proceeds from sales of securities available for sale	264,050	244,346
Proceeds from maturities of securities available for sale	26,744,974	48,359,862
Purchase of securites available for sale	(33,678,891)	(43,002,856)
Purchase of bank owned life insurance	(4,000,000)	0
Loans made, net of principal collected	7,387,413	(1,278,146)
Puchase of loans, net of principal collected	2,578,309	3,581,713
Purchase of premises and equipment	(53,289)	(40,770)
Proceeds from sale of premises and equipment	75,000	0
Proceeds from sale of foreclosed real estate	190,101	0
	(492,333)	7,864,149

Cash flows from financing activities
Net increase (decrease) in time deposits	321,099	(1,682,357)
Net increase (decrease) in other deposits	(2,227,138)	(3,881,318)
Net increase (decrease) in other borrowed funds	1,179,055	2,097,777
Dividends paid	(253,958)	(243,030)
Common stock repurchase and retirement	0	(12,150)
	(980,942)	(3,721,078)
Net increase (decrease) in cash and cash equivalents	(278,607)	4,131,092
Cash and cash equivalents at beginning of year	31,399,756	20,369,707
Cash and cash equivalents at March 31	$31,121,149	$24,500,799

Reconciliation of net income to net cash provided by operating activites
Net income	$349,245	$325,522

Adjustments to reconcile net income to net cash provided by operating activites
Provision for loan losses	121,500	131,500
Deprecation and amortization	373,432	431,884
Amortization of premiums and discounts	112,209	43,577
(Gains) losses on disposal of securities	(154,118)	(103,005)
(Gains) losses on sale of premises and equipment	(38,024)	0
(Gains) losses on sale of foreclosed real estate	(16,087)	0

(Increase) decrease in:
Accrued interest receivable	(293,924)	168,001
Prepaid income taxes	132,289	(251,816)
Other assets	460,647	(392,452)

Increase (decrease) in:
Accrued interest payable	(7,182)	(24,268)
Income taxes payable	0	(280,785)
Other liabilities	154,681	(60,137)
	$1,194,668	$(11,979)

NONCASH INVESTING ACTIVITY
Transfer of loan to forclosed real estate	112,327	0
	$112,327	$0

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CARROLLTON BANCORP

Quarter ended March 31, 2003

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended March 31, 2003 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2003.

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

For the Three Month Periods Ended:	3/31/2003	3/31/2002

Net Income	$349,245	$325,522
Other comprehensive income:
Unrealized gains (losses)during the period	487,036	(623,547)
Adjustment for security gains (losses)	154,118	103,005
Other comprehensive income, before taxes	641,154	(520,542)
Income taxes on comprehensive income	247,613	(201,034)
Other comprehensive income, after tax	393,541	(319,508)
Comprehensive income	$742,786	$6,014

Note B — Average Balances, Interest and Yields

The following chart contains average balance sheet information for 2003 and 2002, and indicates the related interest income or expense and calculated yield.  Nonaccruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on nonaccrual loans is included in the interest income column.

2003 AVERAGE BALANCES, INTEREST, AND YIELDS

	Quarter Ended March 31, 2003
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposits	$19,464,328	$54,666	1.12%
Federal Home Loan Bank stock	2,499,899	27,740	4.44

Investment securities
U.S. government agency	42,575,338	397,240	3.73
State and municipal	5,046,405	80,713	6.40
Mortgage-backed securities	14,976,557	194,542	5.20
Corporate	7,656,648	115,655	6.04
Other	3,911,750	67,712	6.92
	74,166,698	855,862	4.62

Loans
Demand and time	36,899,229	580,114	6.29
Residential mortgage	75,232,271	1,232,945	6.56
Commercial mortgage and construction	81,469,035	1,415,995	6.95
Installment and credit card	2,884,499	71,077	9.86
Lease financing	4,265,249	87,012	8.16
	200,750,283	3,387,143	6.75
Total interest-earning assets	296,881,208	4,325,411	5.83
Noninterest-bearing cash	17,164,960
Premises and equipment	5,467,668
Other assets	4,130,380
Allowance for loan losses	(3,620,892)
Unrealized gains on available for sale securities	2,920,525
Total assets	$322,943,849	$4,325,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits
Savings and NOW	$71,887,392	$68,575	0.38%
Money market	28,839,421	78,451	1.09
Other time	89,225,728	1,012,814	4.54
	189,952,541	1,159,840	2.44
Borrowed funds	57,946,247	784,032	5.41
	247,898,788	1,943,872	3.14
Noninterest bearing deposits	39,272,058
Other liabilities	1,831,182
Shareholders’ equity	33,941,821
Total liabilities and equity	$322,943,849	$1,943,872
NET YIELD ON INTEREST-EARNING ASSETS	$296,881,208	$2,381,539	3.21%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

2002 AVERAGE BALANCES, INTEREST, AND YIELDS

	Quarter Ended March 31, 2002
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposits	$10,045,133	$43,422	1.73%
Federal Home Loan Bank stock	3,250,000	46,079	5.67

Investment securities
U.S. Treasury	1,066,024	4,788	1.80
U.S. government agency	58,497,501	627,970	4.29
State and municipal	5,764,349	92,244	6.40
Mortgage-backed securities	18,734,448	271,063	5.79
Corporate	7,732,845	117,181	6.06
Other	4,318,204	75,596	7.00
	96,113,371	1,188,842	4.95

Loans
Demand and time	36,055,047	592,797	6.58
Residential mortgage	110,943,507	1,829,494	6.60
Commercial mortgage and construction	66,947,950	1,180,002	7.05
Installment and credit card	4,219,753	105,746	10.02
Lease financing	1,439,699	31,979	8.88
	219,605,956	3,740,018	6.81
Total interest-earning assets	329,014,460	5,018,361	6.10
Noninterest-bearing cash	16,857,943
Premises and equipment	6,992,601
Other assets	3,925,242
Allowance for loan losses	(3,381,081)
Unrealized gains on available for sale securities	2,303,069
Total assets	$355,712,234	$5,018,361

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits
Savings and NOW	$83,293,695	$148,136	0.71%
Money market	37,185,966	149,559	1.61
Other time	101,365,594	1,260,516	4.97
	221,845,255	1,558,211	2.81
Borrowed funds	57,990,825	786,930	5.43
	279,836,080	2,345,141	3.35
Noninterest bearing deposits	41,387,490
Other liabilities	1,664,187
Shareholders’ equity	32,824,477
Total liabilities and equity	$355,712,234	$2,345,141
NET YIELD ON INTEREST-EARNING ASSETS	$329,014,460	$2,673,220	3.25%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

Carrollton Bancorp reported net income for the first quarter of 2003 of $349,000, or $0.12 on a per share basis. For the same period of 2002, net income amounted to $326,000, or $0.11 on a per share basis. Interest and fee income on loans decreased 9% as a result of reduction in the loan portfolio from loan runoff, with total interest income decreasing 13.7%, and net interest income decreasing 10.5%.  Noninterest income, excluding gains/losses on security sales, increased 15.4% compared to the first quarter of 2002.

Net Interest Income

Net interest income for the Company on a tax equivalent basis declined from $2.7M for the first quarter of 2002 to $2.4M for the first quarter of 2003.  The net yield on average earning assets declined from 3.25% in the first quarter of 2002 to 3.21% in 2003. The decrease in the net yield came principally from the contractions in the loan portflio and the decreased interest rate environment experienced in 2002, which the Company has not been able to offset completely with reductions in funding costs; and will not until the third quarter of 2003.

Interest income on loans decreased 9% in the first quarter of 2003 compared to the first quarter of 2002 due to the reductions in the loan portfolio and the decline in prevailing interest rates. Interest income from investment securities decreased 29% as the portfolio on average decreased 23% along with declining yields. The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest expense decreased $0.4 million  to $1.9 million in 2003.  Interest expense on deposits decreased primarily because of a branch deposit sale in 2002 and a decrease in deposit levels, primarily in higher costing deposits.  The Company has prepared for a significant opportunity to reprice 36 month certificates of deposit, originated in 2000 as they mature in the third quarter of 2003. Deposits declined on average about 13% since the first quarter of 2002, with $11 million being from certficates of deposit. As yields on loans and securities decreased in the quarter, market pressure maintained deposit rates in 2003. Due to the restructuring of the balance sheet and current liquidity position we have been able to reduce the rates on deposits as they reprice.

Provision for Loan Losses

The provision for loan losses during the first quarter of 2003 was $121,500 compared to $131,500 in 2002. The provision was determined based on management’s review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 1.28% as of March 31, 2003 from 1.04% at March 31, 2002 partly due to the 9% reduction in loans on average compared to 2002. Net loan losses to average loans decreased from 0.03% to less than 0.01% for the same periods.

Noninterest Income

Noninterest income increased 18% in the first quarter of 2003 compared to 2002.   The increase was largely due to the expansion of ATM services with the WalMart and Sam’s Club stores and the related convenience fee income.  The components of noninterest income saw a 1% increase in service charges on deposits, a 37% decrease in brokerage commissions, and a 30% increase in ATM fee income.  Brokerage commissions decreased due to continued weakness in the equities market.  ATM fee revenue increased as a result of continued redeployment of ATMs into service, with 153 in service as of March 31, 2003.  Included in noninterest income is commission income recognized by the Brokerage subsidary of the Bank on the purchase of Bank Owned Life Insurance on a group of its key employees.  The transaction, in which the Company owns life insurance on various officers of the Company, allows for the favorable tax-exempt treatment of increases in cash surrender value to better offset rising benefit cost to the Company.

The sales of equity securities classified as available for sale resulted in a gain of $154,000 in the first quarter of 2003, compared to $103,000 in 2002. The transactions in both periods were undertaken to reduce the concentration of one stock in the Company’s portfolio.  The stock involved has experienced a significant increase in market price as a result of an announced acquisition by another company, and would be subject to market price reversal if the acquisition would not occur.

Noninterest Expenses

In the first quarter of 2003, noninterest expenses decreased 2% compared to the same period in 2002.  Typical increases in expenses were tempered by cost savings from the April 2002 divesture of the Company’s Liberty Road Branch

Income Tax Provision

The effective tax rate for the Company increased to 37.3% for the first quarter of 2003 compared to 28.9% for the first quarter of 2002.

Financial Condition

Summary

Total assets increased $0.2 million to $324.4 million at March 31, 2003 compared to $324.2 million at the end of 2002. Gross loans decreased by $10.1 million or 4.9% during the period as a result of the continued runoff of residential mortgages and home equity loans as customers refinance existing debt. Cash also decreased as the ATM network reduced cash levels after the holiday shopping period in December.

Most other asset categories besides investments and other assets, which includes the acquisition of Bank Owned Life Insurance, changed only marginally. Deposits declined by 0.8% to $228.4 million and borrowed funds increased $1.2 million to $59.8 million.

Investment Securities

Investment securities increased $7.2 million from December 31, 2002 to March 31, 2003. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans

Total gross loans decreased $10.1 million or 4.9% to $195.1 million at March 31, 2003 from the end of 2002. The decrease was due to the runoff in residential mortgages and equity loans exceeding the growth in commercial real estate and small business lending. The commercial market remains very competitive, and the Company has experienced certain payoffs as a result of the customer refinancing elsewhere at a lower rate.

Allowance for Loan Losses

The allowance for loan losses increased slightly from the end of 2002.  The allowance was $3.6 million at December 31, 2002 and $3.7 million at March 31, 2003. The ratio of the allowance to total loans was 1.74% at year end 2002 and 1.89% at the end of the first quarter of 2003. The ratio of net loan losses to average loans outstanding decreased to less than 0.01% for the first quarter of 2003 from 0.13% for the year ended December 31, 2002. The ratio of nonperforming assets as a percent of period-end loans and other real estate decreased to 1.36% as of March 31, 2003 compared to 1.67% at year end 2002.

Funding Sources

Total deposits at March 31, 2003 decreased by $1.9 million to $228.4 million from December 31, 2002. Interest-bearing accounts decreased by $0.7 million while noninterest bearing accounts decreased by $1.2 million.

The advances from the Federal Home Loan Bank remain at $45 million, subject to the first call of $40 million in 2005. Total borrowings  increased to $59.8 million at March 31, 2003 compared to $58.6 million at the end of 2002.

Capital

For the first quarter of 2003, shareholders’ equity increased by $489,000 compared to December 31, 2002. While earnings for the quarter were in excess of dividends, the company was positively impacted by a increase in unrealized gains, net of tax, on securities classified as available for sale.  The company paid shareholders a dividend totaling $254,000 for the first three months of 2003. Net income for the first quarter of 2002 was $326,000. Shareholders’ equity to total assets remained strong at 10.54% at March 31, 2003. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased from December 31, as a result of changes in the asset mix and the net increase in unrealized gains net of tax, on securities classified as available for sale, to 14.59% and 15.38%, respectively, at March 31, 2003. The Company’s leverage ratio for the first three months of 2003 was 9.57%. These ratios exceed regulatory minimums.

Liquidity

At March 31, 2003, outstanding loan commitments and unused lines of credit for the Company totaled $87 million. Of this total, management places a high probability of required funding within one year on approximately $16 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.  At March 31, 2003 the Company’s liquidity has significantly increased, as a result of the Company’s efforts to restructure its investment portfolio. The Company has restructured its investment portfolio so as to provide for funding loan growth, as well as for elimination of higher cost certificates of deposits during the third quarter of 2003.

Interest Rate Risk

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2003, the Company is in an asset sensitive position.  Management has, and continues to take steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

The net yield on interest earning assets declined in the first quarter of 2003 to 3.21% from 3.47% for the year ended December 31, 2002. Due to the Company’s asset sensitive position, the recent rate declines have caused the repricing of earning assets to exceed the repricing of liabilities.  These changes have also resulted in a significant restructuring of earning assets as part of the Company’s program to reduce interest rate risk as well as to improve liquidity and net interest margins.  Certificates of deposit totalling $28.5 million, originated in 2000 will reprice during the third quarter of 2003.  To provide liquidity to fund the potential runoff of these certificates, the Company has maintained appropriate balances in short-term investments and federal funds, which has had a negative effect on the net interest margin.  The Company constantly works to manage its exposure to interest rate shifts, and minimize the effect on earnings.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as those terms are defined in Exchange Act Rules 240-13-a-14(c) and 15d-14(c)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the Securities Exchange Act of 1934.  The chief executive officer and the chief financial officer have each reviewed and evaluated the effectiveness of the Company’s internal controls and procedures as of a date within 90 days of the filing of this quarterly report and have each concluded that such disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of the evaluations by the chief executive officer and the chief financial officer.  Neither the chief executive officer nor the chief financial officer is aware of any significant deficiencies or material weaknesses in the Company’s internal controls, so no corrective actions have been taken with respect to such internal controls.

PART II-OTHER INFORMATION

Item 1.             Legal Proceedings

A proper person plaintiff, Charles A. Allen, filed a negligence lawsuit against Carrollton Bank on October 24, 2002 in the Circuit Court of Baltimore City. The case was also filed against an employee of the bank, the FDIC, and an employee of the FDIC.  Counsel for the Bank, filed an answer to Mr. Allen’s complaint on December 20, 2002 to protect the Bank’s interest.

The FDIC removed the case to the federal court in Baltimore on December 20, 2002.  Counsel for the Bank tendered the defense of this case to the Bank’s insurance carrier on January 31, 2003.  While Mr. Allen seeks damages in excess of $50,000,000, counsel’s evaluation of the case is that it is a frivolous suit and will likely be dismissed on motion as to the Bank and its employee.

Counsel feels that Mr. Allen’s claim is a “covered claim” under the Bank’s Errors and Omissions insurance policy which should cover the defense and indeminification of the bank for said claim.

A motions hearing has been scheduled for May 16, 2003 before the Federal court upon Carrollton Bank’s motion for summary judgment.  Hopefully, this motion will be granted and the case terminated as to the Bank and its employee.

The Carrollton Bank has been sued along with the personal representative of a deceased customer, for damages in the Circuit Court for Anne Arundel County, Maryland.  The complaint alleges causes of action against the Bank for negilence, breach of contract, and breach of fiduciary duty and seeks damages of $132,000.  Counsel for the Bank has filed an Answer and Cross/Claim in the case to protect the Bank’s interest.  The case is presently in the discovery stage.  Counsel for the Bank will likely file a motion for summary judgment in the case to attempt to obtain an early dismissal of the case as to the Bank.  It does not appear to counsel that the Bank has any material liabilty exposure in this case.  Counsel has advised the Bank’s insurance carrier of the lawsuit.  Counsel feels the claims made in the lawsuit are “covered claims”, under the Bank’s insurance policy, for which defense costs and indemnity are available to the Bank.

There is further information to be reported under this item for the quarter ended March 31, 2003

Item 2.             Changes in Securities

There is no information to be reported under this item for the quarter ended March 31, 2003

Item 3.             Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended March 31, 2003

Item 4.             Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 22, 2003. At such meeting, the following matters were addressed, and the related ballots were cast as indicated:

1.                                       Election of Directors

The following nominees were elected as directors of the Company for a three year term expiring at the Annual Meeting of Shareholders in 2006:

Albert R. Counselman	Votes for	2,403,379
	Votes withheld	39,535

John P. Hauswald	Votes for	2,384,658
	Votes withheld	58,256

David P. Hessler	Votes for	2,401,344
	Votes withheld	41,570

William C. Rogers, Jr.	Votes for	2,378,497
	Votes withheld	64,417

The following remaining directors terms of office continue to the next annual meeting of shareholders indicated.

Continuing until the 2004 Annual Meeting:

Robert J. Aumiller

Ben F. Mason

Charles E. Moore, Jr.

John Paul Rogers

Continuing until the 2005 Annual Meeting:

Steven K. Breeden

Harold I. Hackerman

Howard S. Klein

2.                                       Election of Director Emeritus

On nomination from the floor, Mr. William McCallister was reelected Director Emeritus of the Company:

Votes for	2,442,914
Votes withheld	0

3.                                       Vote to Approve and Ratify the Acts of Officers & Directors for the past year:

Votes for	2,442,914
Votes withheld	0

4.                                       Vote to Approve and Ratify the selection of Rowles & Company, LLP as the Independent Auditor for 2003.

Votes for	2,438,584
Votes withheld	4,330

Item 5.             Other Information

There is no information to be reported under this item for the quarter ended March 31, 2003

Item 6.             Exhibits and Reports on Form 8-K

(a)                  Exhibit 11 - Statement re: Computation of per share earnings

(b)                 Exhibit 99.1 - CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)                  Exhibit 99.2 - CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)                 There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrollton Bancorp
(Registrant)

Date May 8, 2003	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

Date May 8, 2003	/s/ Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President & CFO

CARROLLTON BANCORP

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Carrollton Bancorp (the “Company”) on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission and which this Certification is an exhibit (the “Report”), the undersigned hereby certifies, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date May 8, 2003	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

CARROLLTON BANCORP

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Carrollton Bancorp (the “Company”) on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission and which this Certification is an exhibit (the “Report”), the undersigned hereby certifies, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date May 8, 2003	/s/ Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description

11	Statement Re: Computation of Per Share Earnings

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002