Form 10-Q
period 2003-06-30
CARROLLTON BANCORP
filed 2003-08-13
CIK 859222

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,826,687 common shares outstanding at August 7, 2003

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Carrollton Bancorp and Subsidiary

	June 30 2003	December 31 2002
ASSETS
Cash and due from banks	$22,852,538	$20,332,373
Federal funds sold and Federal Home Loan Bank deposit	23,601,237	11,067,383
Cash and cash equivalents	46,453,775	31,399,756
Federal Home Loan Bank stock, at cost	2,250,000	2,500,000
Investment securities:
Available for sale	81,901,654	78,786,147
Held to maturity	25,000	25,000
(approximate market value of $25,000 and $25,000)
Loans held for sale	3,239,178	0
Loans, less allowance for loan losses of $3,749,411 and $3,578,762	192,562,677	201,641,364
Premises and equipment	5,106,959	5,610,715
Accrued interest receivable	1,542,393	1,747,994
Foreclosed real estate	156,709	218,654
Prepaid income taxes	0	152,591
Other assets	5,719,040	2,139,394

	$338,957,385	$324,221,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$44,499,954	$41,259,140
Interest-bearing	197,255,842	189,004,968
Total deposits	241,755,796	230,264,108
Federal funds purchased and securities sold under agreement to repurchase	13,326,247	11,535,372
Notes payable - U.S. Treasury	1,987,928	2,045,237
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	517,504	513,358
Accrued income taxes	186,453	0
Deferred income taxes	495,195	257,680
Other liabilities	1,459,822	914,781
	304,728,945	290,530,536

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,826,687 and 2,821,757 shares	2,826,687	2,821,757
Surplus	18,666,540	18,617,608
Retained earnings	10,619,882	10,513,874
Accumulated other comprehensive income	2,115,331	1,737,840
	34,228,440	33,691,079

	$338,957,385	$324,221,615

Note:  Balances at December 31, 2002 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Carrollton Bancorp and Subsidiary

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$3,240,758	$3,763,612	$6,623,845	$7,497,885
Interest and dividends on securities:
Taxable interest income	605,917	870,622	1,297,944	1,864,163
Nontaxable interest income	56,020	61,007	110,834	123,921
Dividends	27,796	30,680	56,988	63,275
Interest on federal funds sold and other interest income	129,786	98,596	212,536	188,446

Total interest income	4,060,277	4,824,517	8,302,147	9,737,690

INTEREST EXPENSE
Deposits	1,130,689	1,381,784	2,290,530	2,939,995
Borrowings	795,835	793,777	1,579,868	1,580,707

Total interest expense	1,926,524	2,175,561	3,870,398	4,520,702

Net interest income	2,133,753	2,648,956	4,431,749	5,216,988
Provision for loan losses	121,500	131,500	243,000	263,000

Net interest income after provision for loan losses	2,012,253	2,517,456	4,188,749	4,953,988

NONINTEREST INCOME
Service charges on deposit accounts	245,250	303,229	511,140	565,453
Brokerage commissions	124,508	227,150	240,872	412,145
Other fees and commissions	1,414,179	1,286,318	2,791,103	2,363,290
Gain on branch divestiture	0	687,883	0	687,883
Gain on loan sales	198,322	0	198,322	0
Security gains, net	192,879	0	346,997	103,005

Total noninterest income	2,175,138	2,504,580	4,088,434	4,131,776

NONINTEREST EXPENSES
Salaries	1,440,615	1,303,091	2,687,726	2,604,710
Employee benefits	308,207	270,312	617,319	567,188
Occupancy	355,458	377,044	686,673	731,526
Furniture and equipment	453,402	496,144	923,914	1,035,534
Other operating expenses	1,275,374	1,250,023	2,450,413	2,363,399

Total noninterest expenses	3,833,056	3,696,614	7,366,045	7,302,357

Income before income taxes	354,335	1,325,422	911,138	1,783,407
Income taxes	89,574	439,327	297,133	571,789

Net income	$264,761	$886,095	$614,005	$1,211,618

EARNINGS PER COMMON SHARE
Net income - basic and diluted	$0.09	$0.31	$0.22	$0.43

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Carrollton Bancorp and Subsidiary

	Six Months Ended June 30
	2003	2002
Cash flows from operating activities
Interest received	$8,713,439	$9,826,321
Fees and commissions received	3,759,927	3,208,535
Interest paid	(3,866,252)	(4,529,951)
Cash paid to suppliers and employees	(5,162,840)	(6,208,098)
Proceeds from sale of loans held for sale	8,204,981	0
Origination of loans held for sale	(11,245,837)	0
Income taxes paid	(181,852)	(777,939)
	221,566	1,518,868

Cash flows from investing activities
Proceeds from sales of securities available for sale	551,156	244,346
Proceeds from maturities of securities available for sale	66,388,389	82,582,145
Proceeds from redemption of Federal Home Loan bank stock	250,000	0
Purchase of securites available for sale	(69,645,739)	(54,294,962)
Purchase of bank owned life insurance	(4,000,000)	0
Loans made, net of principal collected	3,853,730	(3,624,907)
Puchase of loans, net of principal collected	4,579,584	5,959,850
Purchase of premises and equipment	(180,852)	(57,733)
Proceeds from sale of premises and equipment	75,000	212,984
Purchase of other real estate owned	0	(193,467)
Net proceeds from branch divestiture	0	687,883
Proceeds from sale of foreclosed real estate	190,101	0
	2,061,369	31,516,139

Cash flows from financing activities
Net increase (decrease) in time deposits	(247,761)	(10,610,616)
Net increase (decrease) in other deposits	11,739,449	(18,955,577)
Net increase (decrease) in other borrowed funds	1,733,566	(224,707)
Dividends paid	(508,032)	(486,061)
Proceeds from issuance of shares	53,862	0
Common stock repurchase and retirement	0	(12,150)
	12,771,084	(30,289,111)
Net increase (decrease) in cash and cash equivalents	15,054,019	2,745,896
Cash and cash equivalents at beginning of year	31,399,756	20,369,707
Cash and cash equivalents at June 30	$46,453,775	$23,115,603

Reconciliation of net income to net cash provided by operating activites
Net income	$614,005	$1,211,618

Adjustments to reconcile net income to net cash provided by operating activites
Provision for loan losses	243,000	263,000
Deprecation and amortization	730,934	847,394
Amortization of premiums and discounts	205,692	88,077
Loans held for sale, net of principal sold	(3,040,856)	0
(Gains) losses on disposal of securities	(346,997)	(103,005)
(Gains) losses on sale of loans	(198,322)	0
Gain on branch divestiture	0	(687,883)
(Gains) losses on sale of premises and equipment	(33,024)	(72,984)
(Gains) losses on sale of foreclosed real estate	(16,087)	0

(Increase) decrease in:
Accrued interest receivable	205,601	554
Prepaid income taxes	152,591	0
Other assets	969,389	38,000

Increase (decrease) in:
Accrued interest payable	4,146	(9,249)
Income taxes payable	186,453	(206,150)
Other liabilities	545,041	149,496
	$221,566	$1,518,868

NONCASH INVESTING ACTIVITY
Transfer of loan to forclosed real estate	112,069	0
	$112,069	$0

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CARROLLTON BANCORP

Quarter ended June 30, 2003

The accompanying unaudited consolidated financial statements prepared as of and for the quarter ended June 30, 2003 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2003.

Note A – Comprehensive Income

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

For the Three Month Periods Ended:	6/30/2003	6/30/2002

Net Income	$614,005	$1,211,618
Other comprehensive income:
Unrealized gains (losses) during the period	268,008	1,050,928
Adjustment for security gains (losses)	346,997	103,055
Other comprehensive income, before taxes	615,005	1,153,983
Income taxes on comprehensive income	237,514	445,668
Other comprehensive income, after tax	377,491	708,315
Comprehensive income	$991,496	$1,919,933

Note B – Average Balances, Interest and Yields

The following chart contains average balance sheet information for 2003 and 2002, and indicates the related interest income or expense and calculated yield.  Nonaccruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on nonaccrual loans is included in the interest income column.

2003 AVERAGE BALANCES, INTEREST, AND YIELDS

	Six Months Ended June 30, 2003
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposits	$23,001,367	$130,687	1.14%
Federal Home Loan Bank stock	2,455,751	54,832	4.47

Investment securities
U.S. government agency	42,354,859	720,643	3.40
State and municipal	5,015,348	163,387	6.52
Mortgage-backed securities	14,445,191	378,253	5.24
Corporate	7,646,561	231,541	6.06
Other	3,840,211	121,363	6.32
	73,302,170	1,615,187	4.41

Loans
Loans held for sale	532,359	11,569	4.35
Demand and time	37,080,831	1,177,203	6.35
Residential mortgage	71,603,729	2,326,578	6.50
Commercial mortgage and construction	82,094,123	2,807,101	6.84
Installment and credit card	2,750,876	134,336	9.77
Lease financing	4,163,335	175,219	8.42
	198,225,253	6,632,006	6.69
Total interest-earning assets	296,984,541	8,432,712	5.68
Noninterest-bearing cash	18,327,083
Premises and equipment	5,336,213
Other assets	5,582,813
Allowance for loan losses	(3,668,782)
Unrealized gains on available for sale securities	3,213,732
Total assets	$325,775,600	$8,432,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits
Savings and NOW	$72,878,860	$137,881	0.38%
Money market	28,184,082	150,528	1.07
Other time	89,240,250	2,002,121	4.49
	190,303,192	2,290,530	2.41
Borrowed funds	58,615,801	1,579,868	5.39
	248,918,993	3,870,398	3.11
Noninterest bearing deposits	40,811,640
Other liabilities	1,961,168
Shareholders’ equity	34,083,799
Total liabilities and equity	$325,775,600	$3,870,398
NET YIELD ON INTEREST-EARNING ASSETS	$296,984,541	$4,562,314	3.07%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

2002 AVERAGE BALANCES, INTEREST, AND YIELDS

	Six Months Ended June 30, 2002
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposits	$12,073,470	$99,026	1.64%
Federal Home Loan Bank stock	3,250,000	88,618	5.45

Investment securities
U.S. Treasury	1,413,061	11,876	1.68
U.S. government agency	48,139,993	1,120,434	4.65
State and municipal	5,669,701	181,912	6.42
Mortgage-backed securities	19,152,312	540,718	5.65
Corporate	7,723,473	234,077	6.06
Other	4,250,313	151,611	7.13
	86,348,853	2,240,628	5.19

Loans
Loans held for sale	0	0	0.00
Demand and time	36,501,196	1,191,803	6.53
Residential mortgage	106,362,891	3,519,197	6.62
Commercial mortgage and construction	70,715,524	2,508,911	7.10
Installment and credit card	3,974,379	196,014	9.86
Lease financing	2,067,578	92,486	8.95
	219,621,568	7,508,411	6.84
Total interest-earning assets	321,293,891	9,936,683	6.19
Noninterest-bearing cash	16,286,493
Premises and equipment	6,802,436
Other assets	4,001,829
Allowance for loan losses	(3,423,893)
Unrealized gains on available for sale securities	2,202,456
Total assets	$347,163,212	$9,936,683

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits
Savings and NOW	$80,110,216	$249,696	0.62%
Money market	34,313,781	264,066	1.54
Other time	97,595,994	2,426,233	4.97
	212,019,991	2,939,995	2.77
Borrowed funds	57,294,711	1,580,707	5.52
	269,314,702	4,520,702	3.36
Noninterest bearing deposits	42,894,754
Other liabilities	1,678,871
Shareholders’ equity	33,274,939
Total liabilities and equity	$347,163,266	$4,520,702
NET YIELD ON INTEREST-EARNING ASSETS	$321,293,891	$5,415,981	3.37%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

Carrollton Bancorp reported net income for the first half of 2003 of $614,000, or $.22 on a per share basis. For the same period of 2002, net income amounted to $1,212,000, or $.43 per share. Net income for the second quarter was $265,000, or $.09 per share, compared to $886,000, or $.31 per share for the same period in 2002.  Interest and fee income on loans decreased 14% and 12% respectively from the comparable quarter and six month periods of 2002 as a result of reduction in the loan portfolio from loan runoff.  Total interest income decreased 16% and 15% respectively for the comparable quarter and six month periods of 2002, with net interest income decreasing 19% and 15% respectively.  Noninterest income, excluding gains (losses) on loan, security and branch deposit sales, decreased 2% compared to the second quarter while increasing 6% compared to the first six months of 2002.

Net Interest Income

Net interest income for the Company on a tax equivalent basis decreased $0.5 and $0.8 million to $2.2 and $4.6 million respectively for the quarter and first half of 2003 compared to 2002.  The net yield on average earning assets on a tax equivalent basis decreased from 3.37% in the first half of 2002 to 3.07% in 2003. The decrease in the net yield came principally from the reduction in the loan portfolio with the funds being maintained in short-term investments to cover the repricing of long-term certficates of deposit that mature during the third quarter of 2003.  During the period of June through August, 2003 long-term certficates of deposit totalling in excess of $29 million will reprice from rates in excess of 7%.

Interest income on loans decreased 14% in the quarter and 12% for the first half of 2003 compared to 2002, due to the redcutions in the loan portfolio and the continuing decline in prevailing interest rates.  Interest income from investment securities decreased as a result of both a shrinking portfolio on average and declining yields.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest expense decreased $0.25 million  to $1.9 million in 2003.  Interest expense on deposits decreased primarily because of a branch deposit sale in 2002 and a decrease in deposits levels, primarily in higher costing deposits.  The Company has prepared for a significant opportinuity to reprice 36 month certificates of deposit, originated in 2000 as they mature in the third quarter of 2003. Deposits declined on average about 9% since the second quarter of 2002, while only down 0.8% since December 31, 2002. As yields on loans and securities decreased in the quarter, market pressure controlled deposit rates in 2003. Due to the restructuring of the balance sheet and current liquidity position we have been able to reduce the rates on deposits as they reprice.

Provision for Loan Losses

The provision for loan losses during the first half of 2003 was $243,000 compared to $263,000 in 2002. The provision was determined based on management’s review and analysis of the allowance for loan losses. Nonperforming assets as a percent of period end loans and other real estate owned decreased to 1.24% in the first half of 2003 from 1.32% in the same period of 2002. Net loan losses to average loans for the six months decreased from .05% in 2002 to .04% in 2003, while the loan portfolio decreased 10% as a result of the loan runoff.

Noninterest Income

Noninterest income increased 8% in the first six months of 2003 compared to 2002.  The increase was largely due to the expansion of ATM services with the WalMart and Sam’s Club stores and the related convenience fee income.  The components of noninterest income saw a 10% decrease in service charges on deposits, a 42% decrease in brokerage commissions, and an 18% increase in other fee income.  Brokerage commissions decreased due to continued weakness in the equities market.  ATM fee revenue increased as a result of continued redeployment of ATMs into service, with 152 in service as of June 30, 2003.  Included in noninterest income is commission income recognized by the Brokerage subsidary of the Bank on the purchase of Bank Owned Life Insurance on a group of its key employees.  The transaction, in which the Company owns life insurance on various officers of the Company, allows for the favorable tax-exempt treatment of increases in cash surrender value to better offset rising benefit cost to the Company.

During the second quarter of 2002, the Company realized a net pre-tax gain of $688,000 on the sale of branch deposits at its Liberty Road office.

The sales of equity securities classified as available for sale resulted in a gain of $347,000 in the first six months of 2003, compared to $103,000 in 2002. The transactions in both periods were undertaken to reduce the concentration of one stock in the Company’s portfolio.  The stock involved has experienced a significant increase in market price as a result of an announced acquisition by another company, and would be subject to market price reversal if the acquisition would not occur.

Gains on loan sales amounted to $198,000 in the first six months of 2003 compared to no gains or losses for the same period in 2002.

Noninterest Expenses

In the first six months of 2003, noninterest expenses increased 1% compared to the same period in 2002.  Typical increases in expenses were tempered by cost savings from the April 2002 divesture of the Company’s Liberty Road Branch

Income Tax Provision

The effective tax rate for the Company increased to 32.6% for the first half of 2003 compared to 32.1% for the first half of 2002.

Financial Condition

Summary

Total assets increased $14.8 million to $339.0 million at June 30, 2003 compared to $324.2 million at the end of 2002. Gross loans decreased by $5.7 million or 2.8% during the period as a result of the continued runoff of residential mortgages and home equity loans as customers refinance existing debt. Cash also decreased as the ATM network reduced cash levels after the holiday shopping period in December.

Most other asset categories besides short-term investments and other assets, which includes the acquisition of Bank Owned Life Insurance, changed only marginally. Deposits increased by 5% to $241.8 million and borrowed funds increased $1.7 million to $60.3 million.

Investment Securities

Investment securities increased $3.1 million from December 31, 2002 to June 30, 2003. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans

Total gross loans decreased $5.7 million or 2.8% to $199.6 million at June 30, 2003 from the end of 2002. The decrease was due to the runoff in residential mortgages and equity loans exceeding the growth in commercial real estate and small business lending. The commercial market remains very competitive, and the Company has experienced certain payoffs as a result of the customer refinancing elsewhere at a lower rate.

Allowance for Loan Losses

The allowance for loan losses increased slightly from the end of 2002.  The allowance was $3.6 million at December 31, 2002 and $3.7 million at June 30, 2003. The ratio of the allowance to total loans was 1.74% at year end 2002 and 1.88% at the end of the first six months of 2003. The ratio of net loan losses to average loans outstanding decreased to 0.04% for the first six months of 2003 from 0.13% for the year ended December 31, 2002. The ratio of nonperforming assets as a percent of period-end loans and other real estate decreased to 1.24% as of June 30, 2003 compared to 1.67% at year end 2002.

Funding Sources

Total deposits increased by $11.5 million to $241.8 million at June 30, 2003 from December 31, 2002. Interest-bearing accounts increased by $8.3 million while non-interest bearing accounts increased by $3.2 million.

The advances from the Federal Home Loan Bank remain at $45 million, subject to the first call of $40 million in 2005. Total borrowings  increased to $60.3 million at June 30, 2003 compared to $58.6 million at the end of 2002.

Capital

For the first six months of 2003, shareholders’ equity increased by $537,000 compared to December 31, 2002. While earnings for the six months were in excess of dividends, the company was positively impacted by an increase in unrealized gains, net of tax, on securities classified as available for sale.  The company paid shareholders a dividend totaling $508,000 for the first six months of 2003. Net income for the six months of 2003 was $614,000. Shareholders’ equity to total assets remained strong at 10.10% at June 30, 2003. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased from December 31, as a result of changes in the asset mix and the net increase in unrealized gains net of tax, on securities classified as available for sale, to 13.62% and 15.26%, respectively, at June 30, 2003. The Company’s leverage ratio for the first six months of 2003 was 9.53%. These ratios exceed regulatory minimums.

Liquidity

At June 30, 2003, outstanding loan commitments and unused lines of credit for the Company totaled $79 million. Of this total, management places a high probability of required funding within one year on approximately $20 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.  At June 30, 2003 the Company’s liquidity has significantly increased, as a result of the Company’s efforts to restructure its investment portfolio. The Company has restructured its investment portfolio so as to provide for funding loan growth, as well as for elimination of higher cost certificates of deposits during the third quarter of 2003.

Interest Rate Risk

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2003, the Company is in an asset sensitive position.  Management has, and continues to take steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

The net yield on interest earning assets declined in the first six months of 2003 to 3.07% from 3.47% for the year ended December 31, 2002. Due to the Company’s asset sensitive position, the recent rate declines have caused the repricing of earning assets to exceed the repricing of liabilities.  These changes have also resulted in a significant restructuring of earning assets as part of the Company’s program to reduce interest rate risk as well as to improve liquidity and net interest margins.  Certificates of deposit totalling $28.5 million, originated in 2000 will reprice during the third quarter of 2003.  To provide liquidity to fund the potential runoff of these certificates, the Company has maintained appropriate balances in short-term investments and federal funds, which has had a negative effect on the net interest margin.  The Company constantly works to manage its exposure to interest rate shifts, and minimize the effect on earnings.

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

PART II—OTHER INFORMATION

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

A motions hearing was scheduled for May 16, 2003 before the Federal court upon Carrollton Bank’s motion for summary judgment.  Hopefully, this motion will be granted and the case terminated as to the Bank and its employee.

The hearing date of May 16, 2003 was continued by the court because the plaintiff was ill.  No new hearing date has been scheduled by the court as of this date.  Counsel has twice contacted the judge’s chambers and requested a new hearing date be scheduled.  Counsel feels the Bank will prevail on summary judgement, nevertheless in this case.

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

This case is presently in the discovery process.  Following completion of discovery, counsel for the Bank will be filing a motion for summary judgement.  Counsel feels the Bank will likely prevail on some if not all of the issues in the case under such motion.

There is further information to be reported under this item for the quarter ended June 30, 2003

Item 2.                                Changes in Securities

There is no information to be reported under this item for the quarter ended June 30, 2003

Item 3.                                Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended June 30, 2003

Item 4.                                Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended

Item 5.                                Other Information

There is no information to be reported under this item for the quarter ended June 30, 2003

Item 6.                                Exhibits and Reports on Form 8-K

(a)               Exhibit 11 - Statement re: Computation of per share earnings

(b)              Exhibit 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)               Exhibit 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(d)              Exhibit 32.1 - CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(e)               Exhibit 32.2 - CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(f)                 There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrollton Bancorp
(Registrant)

Date	August 7, 2003	/s/	Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

Date	August 7, 2003	/s/	Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description

11	Statement Re: Computation of Per Share Earnings

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002