Form 10-Q
period 2003-09-30
CARROLLTON BANCORP
filed 2003-11-07
CIK 859222

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes  ☐  No  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,826,687 common shares outstanding at October 30, 2003

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Carrollton Bancorp

and Subsidiary

	September 30 2003	December 31 2002
ASSETS
Cash and due from banks	$22,214,971	$20,332,373
Federal funds sold and Federal Home Loan Bank deposit	6,765,584	11,067,383
Cash and cash equivalents	28,980,555	31,399,756
Federal Home Loan Bank stock, at cost	2,250,000	2,500,000
Investment securities:
Available for sale	66,645,348	78,786,147
Held to maturity (approximate market value of $25,000 and $25,000)	25,000	25,000
Loans held for sale	626,729	0
Loans, less allowance for loan losses of $3,672,989 and $3,578,762	195,773,857	201,641,364
Premises and equipment	5,007,962	5,610,715
Accrued interest receivable	1,558,933	1,747,994
Foreclosed real estate	109,442	218,654
Prepaid income taxes	169,360	152,591
Other assets	5,549,862	2,139,394

	$306,697,048	$324,221,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$45,802,946	$41,259,140
Interest-bearing	166,723,163	189,004,968
Total deposits	212,526,109	230,264,108
Federal funds purchased and securities sold under agreement to repurchase	12,338,911	11,535,372
Notes payable - U.S. Treasury	297,100	2,045,237
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	446,698	513,358
Deferred income taxes	443,057	257,680
Other liabilities	1,386,569	914,781
	272,438,444	290,530,536

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,826,897 and 2,821,757 shares	2,826,897	2,821,757
Surplus	18,668,370	18,617,608
Retained earnings	10,730,870	10,513,874
Accumulated other comprehensive income	2,032,467	1,737,840
	34,258,604	33,691,079

	$306,697,048	$324,221,615

Note:  Balances at December 31, 2002 are derived from audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Carrollton Bancorp

and Subsidiary

	Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$3,261,745	$3,814,256	$9,885,590	$11,312,141
Interest and dividends on securities:
Taxable interest income	482,651	789,358	1,780,594	2,653,521
Nontaxable interest income	54,179	60,641	165,013	184,561
Dividends	9,445	31,123	66,433	94,398
Interest on federal funds sold and other interest income	57,683	78,560	270,218	267,006

Total interest income	3,865,703	4,773,938	12,167,848	14,511,627

INTEREST EXPENSE
Deposits	653,647	1,316,323	2,944,176	4,256,318
Borrowings	799,043	810,188	2,378,911	2,390,895

Total interest expense	1,452,690	2,126,511	5,323,087	6,647,213

Net interest income	2,413,013	2,647,427	6,844,761	7,864,414
Provision for loan losses	0	131,500	243,000	394,500

Net interest income after provision for loan losses	2,413,013	2,515,927	6,601,761	7,469,914

NONINTEREST INCOME
Service charges on deposit accounts	257,174	287,136	768,315	852,588
Brokerage commissions	219,098	154,478	459,970	566,623
Other fees and commissions	1,467,816	1,301,582	4,258,921	3,591,889
Gain on branch divestiture	0	0	0	687,883
Gain on loan sales	248,731	0	447,052	0
Security gains, net	115,781	106,875	462,778	209,880

Total noninterest income	2,308,600	1,850,071	6,397,036	5,908,863

NONINTEREST EXPENSES
Salaries	1,665,799	1,302,508	4,353,524	3,907,218
Employee benefits	481,557	299,894	1,098,876	867,082
Occupancy	362,149	382,070	1,048,822	1,040,612
Furniture and equipment	449,984	507,954	1,373,898	1,543,488
Other operating expenses	1,263,029	1,188,282	3,713,442	3,551,681

Total noninterest expenses	4,222,518	3,680,708	11,588,562	10,910,081

Income before income taxes	499,095	685,290	1,410,235	2,468,696
Income taxes	133,742	218,304	430,876	790,093

Net income	$365,353	$466,986	$979,359	$1,678,603

EARNINGS PER COMMON SHARE
Net income - basic	$0.13	$0.16	$0.35	$0.59
Net income - diluted	$0.13	$0.16	$0.34	$0.59

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Carrollton Bancorp

and Subsidiary

	Nine Months Ended September 30
	2003	2002
Cash flows from operating activities
Interest received	$12,712,101	$14,921,564
Fees and commissions received	5,870,712	4,898,280
Interest paid	(5,389,747)	(6,659,871)
Cash paid to suppliers and employees	(8,778,522)	(9,454,883)
Proceeds from sale of loans held for sale	26,506,428	0
Origination of loans held for sale	(26,686,105)	0
Income taxes paid	(664,644)	(1,252,444)
	3,570,223	2,452,646

Cash flows from investing activities
Proceeds from sales of securities available for sale	719,418	600,596
Proceeds from maturities of securities available for sale	103,591,894	105,166,339
Proceeds from redemption of Federal Home Loan Bank stock	250,000	0
Purchase of securites available for sale	(92,045,700)	(75,060,072)
Purchase of bank owned life insurance	(4,000,000)	0
Loans made, net of principal collected	(618,745)	835,341
Puchase of loans, net of principal collected	5,592,149	8,361,644
Purchase of premises and equipment	(399,541)	(94,422)
Proceeds from sale of premises and equipment	75,000	212,984
Purchase of foreclosed real estate	0	(193,468)
Net proceeds from branch divestiture	0	687,883
Proceeds from sale of foreclosed real estate	235,129	0
	13,399,604	40,516,825

Cash flows from financing activities
Net increase (decrease) in time deposits	(23,922,249)	(12,102,593)
Net increase (decrease) in other deposits	6,184,250	(19,563,698)
Net increase (decrease) in other borrowed funds	(944,598)	262,764
Dividends paid	(762,363)	(729,091)
Proceeds from issuance of shares	55,932	0
Common stock repurchase and retirement	0	(77,180)
	(19,389,028)	(32,209,798)
Net increase (decrease) in cash and cash equivalents	(2,419,201)	10,759,673
Cash and cash equivalents at beginning of year	31,399,756	20,369,707
Cash and cash equivalents at September 30	$28,980,555	$31,129,380

Reconciliation of net income to net cash provided by operating activites
Net income	$979,359	$1,678,603

Adjustments to reconcile net income to net cash provided by operating activites
Provision for loan losses	243,000	394,500
Deprecation and amortization	1,088,506	1,255,328
Amortization of premiums and discounts	355,192	187,240
Loans held for sale, net of principal sold	(179,677)	0
Gains on disposal of securities	(462,778)	(209,880)
Gains on sale of loans	(447,052)	0
Gain on branch divestiture	0	(687,883)
Gains on sale of premises and equipment	(33,024)	(72,984)
Gains on sale of foreclosed real estate	(13,846)	0

(Increase) decrease in:
Accrued interest receivable	189,061	222,697
Prepaid income taxes	(16,769)	(181,566)
Other assets	1,463,123	28,974

Increase (decrease) in:
Accrued interest payable	(66,660)	(12,658)
Income taxes payable	0	(280,785)
Other liabilities	471,788	131,060
	$3,570,223	$2,452,646

NONCASH INVESTING ACTIVITY
Transfer of loan to forclosed real estate	112,069	0
	$112,069	$0

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CARROLLTON BANCORP

Period ended September 30, 2003

The accompanying unaudited consolidated financial statements prepared as of and for the period ended September 30, 2003 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature, but are necessary for a fair presentation. The results reflected by these statements may not be indicative, however, of the results for the year ending December 31, 2003.

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

For the Nine Month Periods Ended:	9/30/2003	9/30/2002

Net Income	$979,359	$1,678,603
Other comprehensive income:
Unrealized gains (losses) during the period	17,227	696,702
Adjustment for security gains (losses)	462,778	209,880
Other comprehensive income, before taxes	480,005	906,582
Income taxes on comprehensive income	185,378	350,122
Other comprehensive income, after tax	294,627	556,460
Comprehensive income	$1,273,986	$2,235,063

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

2003 AVERAGE BALANCES, INTEREST, AND YIELDS

	Nine Months Ended September 30, 2003
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$20,919,114	$172,633	1.10%
Federal Home Loan Bank stock	2,386,414	70,226	3.92

Investment securities
U.S. government agency	40,036,148	940,565	3.13
State and municipal	4,983,543	243,956	6.53
Mortgage-backed securities	13,598,069	538,445	5.28
Corporate	7,636,679	347,633	6.07
Other	3,795,093	145,174	5.10
	70,049,532	2,215,773	4.22

Loans
Loans held for sale	1,348,613	66,136	6.54
Demand and time	38,301,618	1,787,967	6.22
Residential mortgage	68,613,951	3,316,127	6.44
Commercial mortgage and construction	83,158,351	4,244,900	6.81
Installment	2,745,267	210,743	10.24
Lease financing	4,182,139	272,016	8.67
	198,349,939	9,897,889	6.65
Total interest-earning assets	291,704,999	12,356,521	5.65
Noninterest-bearing cash	19,165,238
Premises and equipment	5,248,877
Other assets	6,094,794
Allowance for loan losses	(3,689,853)
Unrealized gains on available for sale securities	3,244,116
Total assets	$321,768,171	$12,356,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits
Savings and NOW	$73,566,536	$185,704	0.34%
Money market	28,395,822	209,351	0.98
Other time	82,781,003	2,549,121	4.11
	184,743,361	2,944,176	2.12
Borrowed funds	58,888,232	2,378,911	5.39
	243,631,593	5,323,087	2.91
Noninterest bearing deposits	41,920,436
Other liabilities	2,086,547
Shareholders’ equity	34,129,595
Total liabilities and equity	$321,768,171	$5,323,087
NET YIELD ON INTEREST-EARNING ASSETS	$291,704,999	$7,033,434	3.21%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

2002 AVERAGE BALANCES, INTEREST, AND YIELDS

	Nine Months Ended September 30, 2002
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$10,731,494	$134,234	1.67%
Federal Home Loan Bank stock	3,250,000	131,625	5.40

Investment securities
U.S. Treasury	936,864	11,876	1.69
U.S. government agency	44,108,789	1,477,768	4.47
State and municipal	5,628,018	271,069	6.42
Mortgage-backed securities	19,581,331	866,888	5.90
Corporate	7,684,834	350,529	6.08
Other	4,171,061	221,145	7.07
	82,110,897	3,199,275	5.20

Loans
Loans held for sale	0	0	0.00
Demand and time	36,011,914	1,808,606	6.70
Residential mortgage	102,484,707	5,103,822	6.64
Commercial mortgage and construction	73,076,880	3,954,489	7.22
Installment	3,879,999	288,042	9.90
Lease financing	2,621,304	172,124	8.76
	218,074,804	11,327,083	6.93
Total interest-earning assets	314,167,195	14,792,217	6.28
Noninterest-bearing cash	16,873,765
Premises and equipment	6,589,041
Other assets	4,058,405
Allowance for loan losses	(3,474,978)
Unrealized gains on available for sale securities	2,447,109
Total assets	$340,660,537	$14,792,217

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits
Savings and NOW	$77,611,826	$341,221	0.59%
Money market	32,525,230	368,817	1.51
Other time	95,169,223	3,546,280	4.97
	205,306,279	4,256,318	2.76
Borrowed funds	57,425,389	2,390,895	5.55
	262,731,668	6,647,213	3.37
Noninterest bearing deposits	42,457,550
Other liabilities	1,937,607
Shareholders’ equity	33,533,712
Total liabilities and equity	$340,660,537	$6,647,213
NET YIELD ON INTEREST-EARNING ASSETS	$314,167,195	$8,145,004	3.46%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Earnings Summary

Carrollton Bancorp reported net income for the first nine months of 2003 of $979,000, or $.35 on a per share basis. Diluted earnings per share for the first nine months of 2003 were $.34.  For the same period of 2002, net income amounted to $1,679,000, or $.59 per share. Net income for the third quarter of 2003 was $365,000, or $.13 per share, compared to $467,000, or $.16 per share for the same period in 2002.  Interest and fee income on loans decreased 14% and 13% respectively from the comparable quarter and nine month periods of 2002 as a result of reduction in the loan portfolio from loan runoff.  Total interest income decreased 19% and 16% respectively for the comparable quarter and nine month periods of 2002, with net interest income decreasing 9% and 13% respectively.  Noninterest income, excluding gains (losses) on loan, security and branch deposit sales, increased 12% compared to the third quarter of 2002 while increasing 10% compared to the first nine months of 2002.

Net Interest Income

Net interest income for the Company on a tax equivalent basis decreased $0.3 and $1.1 million to $2.5 and $7.0 million respectively for the quarter and first nine months of 2003 compared to 2002.  The net yield on average earning assets on a tax equivalent basis decreased from 3.46% in the first nine months of 2002 to 3.21% in 2003. The net yield on average earning assets on a tax equivalent basis decreased from 3.64% during the third quarter of 2002 to 3.51% in 2003.  Of significance is the improvement associated with the repricing of the long-term certificates of deposit in which the average yield rate expense decreased from 3.41% for the third quarter of 2002 to 2.49% for the third quarter of 2003.  The decrease in the net yield came principally from the reduction in the loan portfolio with the funds being maintained in short-term investments to cover the repricing of long-term certficates of deposit that matured during the third quarter of 2003.  During the period of June through August, 2003 long-term certficates of deposit totalling in excess of $29 million repriced from rates in excess of 7%.

Interest income on loans decreased 14% in the quarter and 13% for the first nine months of 2003 compared to 2002, due to the reductions in the loan portfolio and the continuing decline in prevailing interest rates.  Interest income from investment securities decreased as a result of both a shrinking portfolio on average and declining yields.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest expense decreased $0.7 million  to $1.5 million for the third quarter of 2003.   Interest expense decreased $1.3 million to $5.3 million for the first nine months of 2003.  Interest expense on deposits decreased primarily because of a branch deposit sale in 2002 and a decrease in deposits levels, primarily in higher costing deposits.  The Company had prepared for a significant opportinuity to reprice 36 month certificates of deposit, originated in 2000 as they matured in the third quarter of 2003. Deposits declined on average about 9% since the third quarter of 2002, while only down 0.8% since December 31, 2002. As yields on loans and securities decreased in the quarter, market pressure controlled deposit rates in 2003. Due to the restructuring of the balance sheet and current liquidity position we have been able to reduce the rates on deposits as they reprice.

Provision for Loan Losses

The provision for loan losses during the first nine months of 2003 was $243,000 compared to $395,000 in 2002. The provision was determined based on management’s review and analysis of the allowance for loan losses. Nonperforming assets as a percent of period end loans and foreclosed real estate increased to 2.08% in the first nine months of 2003 from 1.84% in the same period of 2002. Net loan losses to average loans for the nine months increased from .04% in 2002 to .07% in 2003, while the loan portfolio decreased 5% as a result of the loan runoff.

Noninterest Income

Noninterest income increased 8% in the first nine months of 2003 compared to 2002.   The increase was largely due to the expansion of ATM services with the WalMart and Sam’s Club stores and the related convenience fee income.  The components of noninterest income saw a 10% decrease in service charges on deposits, a 19% decrease in brokerage commissions, and a 19% increase in other fee income.  Brokerage commissions decreased due to continued weakness in the equities market.  ATM fee revenue increased as a result of continued redeployment of ATMs into service, with 151 in service as of September 30, 2003.  Included in noninterest income is commission income recognized by the Brokerage subsidary of the Bank on the purchase of Bank Owned Life Insurance on a group of its key employees.  The transaction, in which the Company owns life insurance on various officers of the Company, allows for the favorable tax-exempt treatment of increases in cash surrender value to offset rising employee benefit cost to the Company.

During the first nine months of 2002, the Company realized a net pre-tax gain of $688,000 on the sale of branch deposits at its Liberty Road office.

The sales of equity securities classified as available for sale resulted in a gain of $463,000 in the first nine months of 2003, compared to $210,000 in 2002. The transactions in both periods were undertaken to reduce the concentration of one stock in the Company’s portfolio.  The stock involved had experienced a significant increase in market price as a result of an announced acquisition by another company, and would have been subject to market price reversal if the acquisition had not occurred.

Gains on loan sales amounted to $447,000 in the first nine months of 2003 compared to no gains or losses for the same period in 2002, due to the reactivation of Carrollton Mortgage Services.

Noninterest Expenses

In the first nine months of 2003, noninterest expenses increased 6% compared to the same period in 2002.  Typical increases in expenses were tempered by cost savings from the April 2002 divesture of the Company’s Liberty Road Branch.  During the third quarter of 2003, the Company was advised of the net periodic funding costs for its defined benefit pension plan for 2003, in which an adjustment was taken to properly reflect three quarters worth of expense.  The pension expense adjustment resulted in an additional pretax charge for the quarter of $156,000.

Income Tax Provision

The effective tax rate for the Company decreased to 30.6% for the first nine months of 2003 compared to 32.0% for the first nine months of 2002.

Financial Condition

Summary

Total assets decreased $17.5 million to $306.7 million at September 30, 2003 compared to $324.2 million at the end of 2002. Gross loans decreased by $5.1 million or 2.5% during the period as a result of the continued runoff of residential mortgages and home equity loans as customers refinance existing debt. Cash also decreased as the ATM network required less cash than during the holiday shopping period in December.

Most other asset categories besides short-term investments and other assets, which includes the acquisition of Bank Owned Life Insurance, changed only marginally. Deposits decreased by 8% to $212.5 million and borrowed funds decreased $0.9 million to $57.6 million.

Investment Securities

Investment securities decreased $12.1 million from December 31, 2002 to $66.7 million at September 30, 2003. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans

Total gross loans decreased $5.1 million or 2.5% to $200.1 million at September 30, 2003 from the end of 2002. The decrease was due to the runoff in residential mortgages and equity loans exceeding the growth in commercial real estate and small business lending. The commercial market remains very competitive, and the Company has experienced certain payoffs as a result of the customer refinancing elsewhere at a lower rate.

Allowance for Loan Losses

The allowance for loan losses increased slightly from the end of 2002.  The allowance was $3.6 million at December 31, 2002 and $3.7 million at September 30, 2003. The ratio of the allowance to total loans was 1.74% at year end 2002 and 1.84% at September 30, 2003. The ratio of net loan losses to average loans outstanding decreased to 0.07% for the first nine months of 2003 from 0.13% for the year ended December 31, 2002. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased to 2.08% as of September 30, 2003 compared to 1.67% at year end 2002.

Funding Sources

Total deposits decreased by $17.7 million to $212.5 million at September 30, 2003 from December 31, 2002. Interest-bearing accounts decreased by $22.3 million while non-interest bearing accounts increased by $4.5 million.

The advances from the Federal Home Loan Bank remain at $45 million, subject to the first call of $40 million in 2005. Total borrowings  decreased to $57.6 million at September 30, 2003 compared to $58.6 million at the end of 2002.

Capital

For the first nine months of 2003, shareholders’ equity increased by $568,000 compared to December 31, 2002. While earnings for the nine months were in excess of dividends, the company was positively impacted by an increase in unrealized gains, net of tax, on securities classified as available for sale.  The company paid shareholders a dividend totaling $762,000 for the first nine months of 2003. Net income for the nine months of 2003 was $979,000. Shareholders’ equity to total assets remained strong at 11.17% at September 30, 2003. Tier 1 (Core) and Tier 2 (Total) capital to risk-adjusted assets ratios increased from December 31, as a result of changes in the asset mix and the net increase in unrealized gains net of tax, on securities classified as available for sale, to 13.94% and 15.64%, respectively, at September 30, 2003. The Company’s leverage ratio for the first nine months of 2003 was 10.03%. These ratios exceed regulatory minimums.

Liquidity

At September 30, 2003, outstanding loan commitments and unused lines of credit for the Company totaled $105 million. Of this total, management places a high probability of required funding within one year on approximately $26 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.  At September 30, 2003 the Company’s liquidity has decreased, as a result of the Company’s efforts to reduce the impact of higher cost certificates of deposit funding. The Company has restructured its investment portfolio so as to provide for funding loan growth, with less exposure to interest rate risk as rates increase.

Interest Rate Risk

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2003, the Company is in an asset sensitive position.  Management has, and continues to take steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

The net yield on interest earning assets declined in the first nine months of 2003 to 3.21% from 3.47% for the year ended December 31, 2002. Due to the Company’s asset sensitive position, the recent rate declines have caused the repricing of earning assets to exceed the repricing of liabilities.  These changes have also resulted in a significant restructuring of earning assets as part of the Company’s program to reduce interest rate risk as well as to improve liquidity and net interest margins.  Certificates of deposit totalling in excess of $28.5 million, originated in 2000 repriced during the third quarter of 2003.  As a result of the certificate of deposit repricing during the third quarter, the average yield for interest-bearing liabilities declined to 2.49% for the third quarter of 2003 compared to 3.41% for the third quarter of 2002.  To provide liquidity to fund the potential runoff of these certificates, the Company has maintained appropriate balances in short-term investments and federal funds, which has had a negative effect on the net interest margin.  The Company constantly works to manage its exposure to interest rate shifts, and minimize the effect on earnings.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as those terms are defined in Exchange Act Rules 240-13-a-  14(c) and 15d-14(c)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the Securities Exchange Act of 1934.  The chief executive officer and the chief financial officer have each reviewed and evaluated the effectiveness of the Company’s internal controls and procedures as of a date within 90 days of the filing of this quarterly report and have each concluded that such disclosure controls and procedures are effective.

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

Counsel feels that Mr. Allen’s claim is a “covered claim” under the Bank’s Errors and Omissions insurance policy which should cover the defense and indemnification of the Bank for said claim.

A motions hearing was scheduled for May 16, 2003 before the Federal court upon Carrollton Bank’s motion for summary judgment.  Hopefully, this motion will be granted and the case terminated as to the Bank and its employee.

The hearing date of May 16, 2003 was continued by the court because the plaintiff was ill.  No new hearing date has been scheduled by the court as of this date.

Counsel for the Bank filed a motion for summary judgment in the court in October of 2003.  The plantiff Allen has not responded to the Bank’s motion.  The motion is presently before the court for a ruling thereon.  Counsel is optimistic that the court will grant the Bank’s motion and dismiss Mr. Allen’s lawsuit against the Bank.   A ruling is expected within the next ten days.  Counsel will promptly notify the Bank of the Court’s decision.

In a separate action, Carrollton Bank has been sued for damages by the personal representative of a deceased customer, in the Circuit Court for Anne Arundel County, Maryland.  The complaint alleges causes of action against the Bank for negilence, breach of contract, and breach of fiduciary duty and seeks damages of $132,000.  Counsel for the Bank has filed an Answer and Cross/Claim in the case to protect the Bank’s interest.  The case is presently in the discovery stage.  Counsel for the Bank will likely file a motion for summary judgment in the case to attempt to obtain an early dismissal of the case as to the Bank.  It does not appear to counsel that the Bank has any material liabilty exposure in this case.  Counsel has advised the Bank’s insurance carrier of the lawsuit.  Counsel feels the claims made in the lawsuit are “covered claims”, under the Bank’s insurance policy, for which defense costs and indemnity are available to the Bank.

This case is presently in the discovery process.

Counsel for the Bank has filed a motion for summary judgment in this case.  The motion was filed in October of 2003 and plaintiffs have until November 7, 2003 to respond to the said motion.  After plantiff’s response is filed, the court will rule apon the Bank’s motion.  Counsel feels that the Bank has a good chance of success on its motion.  If successful, plaintiff’s lawsuit against the Bank will be concluded.

There is no further information to be reported under this item for the quarter ended September 30, 2003

Item 2.   Changes in Securities

There is no information to be reported under this item for the quarter ended September 30, 2003

Item 3.   Defaults Upon Senior Securities

There is no information to be reported under this item for the quarter ended September 30, 2003

Item 4.   Submission of Matters to a Vote of Security Holders

There is no information to be reported under this item for the quarter ended September 30, 2003

Item 5.	Other Information

There is no information to be reported under this item for the quarter ended September 30, 2003

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 11 - Statement re: Computation of per share earnings

(b)	Exhibit 99.1 - CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 99.2 - CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Form 8-K filing of August 8, 2003 of Second Quarter 2003 Earnings Release

(e)	There have been no other Reports on Form 8-K filed by the Company during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrollton Bancorp
(Registrant)

Date	November 6, 2003	/s/	Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

Date	November 6, 2003	/s/	Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description
11	Statement Re: Computation of Per Share Earnings

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002