Form 10-K
period 2003-12-31
CARROLLTON BANCORP
filed 2004-03-15
CIK 859222

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2003

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

As of February 27, 2004, the aggregate market value of the voting stock held by non-directors and executive officers: $40,538,147.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,828,078 shares as of March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to shareholders in connection with the 2004 Annual Meeting of Shareholders scheduled to be held on April 20, 2004 are incorporated by reference into Part III.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

   General. – Carrollton Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized on January 11, 1990. Carrollton Bank (the "Bank") is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business.

   Service Area. – The service area for the Bank is defined principally by geographic area. The Bank's ten branches are located in Baltimore City, Baltimore County, Anne Arundel County, and Howard County, Maryland. The Bank attracts deposits and generates loan activity throughout this area primarily through its branch network. In addition, the Bank has made loans in Harford County, Howard County and Prince George's County, Maryland, and in southern Pennsylvania. The Bank also has deposit customers who live in Harford County, Howard County, and Montgomery County, Maryland. The Bank operates a network of ATMs in Maryland, Virginia, and West Virginia. The Bank sponsors national retailers in various electronic networks operating as regional switches for electronic transactions throughout the country.

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

  •
  A 24-hour ATM network.

  •
  After-hours depository services.

  •
  Safe deposit boxes.

  •
  Point of Sale (POS) services.

  •
  Other services, such as direct deposit, traveler's checks and IRAs.

   Customer service hours for the Bank are fully competitive with other institutions in the market area. The Bank also acts as a reseller of services purchased from third party vendors for customers requiring services not offered directly by the Bank.

   Lending Activities. – The Bank makes various types of loans to borrowers based on, among other things, an evaluation of the borrowers' net asset value, cash flow, security and ability to repay. Loans to consumers include home equity lines of credit, home improvement loans, overdraft lines of credit, and installment loans for automobiles, boats and recreational vehicles. The Bank also makes loans secured by deposit accounts and common stocks. The Bank's commercial loan product line includes first mortgage loans, time and demand loans, lines and letters of credit, and asset based financing. The Notes to the Consolidated Financial Statements contained in Part II, Item 8 report the classification by type of loan for the whole portfolio.

   First and second residential mortgage loans, made principally through a subsidiary of the Bank, Carrollton Mortgage Services Inc., ("CMSI") enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value greater then 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used. The Bank experienced losses of $8,709 and recoveries of $0 on residential mortgage loans in 2003. The Bank experienced losses of $0 and recoveries of $0 on residential mortgage loans in 2002. The Bank experienced $50,460 in losses in 2001 and $20,574 in recoveries in 2001. There were $375,896 of residential mortgage loans delinquent more than 90 days at December 31, 2003. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

   Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. As with first mortgage residential loans, borrowers are required to meet certain income to debt ratios. The Bank maintains in its portfolio loans financed under a program that financed up to 125% of the value of the home, subject to stricter income and debt ratios, with a maximum loan amount of $25,000. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced losses on home equity loans during 2003 of $8,189 and recoveries of $0. The Bank experienced losses on home equity loans during 2002 of $160,591 and recoveries of $67,705. There were losses of $67,122 and recoveries of $2,228 in 2001. There were $283,806 of home equity loans delinquent more than 90 days at December 31, 2003. There are no discernible delinquency or loss trends relating to home equity loans known to management.

   Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 100% coverage of the business debt service, and to income-producing property to be self-supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. The repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business. The Bank experienced net losses of $0, $112,718, and $0 on commercial mortgage loans during 2003, 2002, and 2001, respectively. There were $899,081 of commercial mortgage loans past due more than 90 days at December 31, 2003. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

   Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank typically will finance 70% to 75% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses or recoveries on construction and land development loans during 2003, 2002, or 2001. There were no construction and land development loans past due more than 90 days at December 31, 2003. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

   Time and demand loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. Time and demand loans and lines of credit are more risky than secured commercial real estate lending transactions. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate, or the collateral may be used for other purposes if not subject to Uniform Commercial Code filings. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had losses of $200,173 and recoveries of $58,034 on time and demand loans in 2003. The Bank had losses of $21,904 and recoveries of $2,475 on time and demand loans in 2002 and recoveries of $17,269 in 2001. There were $789,262 of time and demand and line of credit loans delinquent more than 90 days at December 31, 2003. There are no discernible delinquency or loss trends relating to time and demand loans or lines of credit known to management.

   Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. Home improvement loans include those made directly to customers and those made indirectly or originated through an approved home improvement dealer. The Bank makes unsecured home improvement loans to a maximum amount of $15,000. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the income-to-debt-ratio requirement helps determine the borrower's current ability to repay the loan. The Bank had charge-offs of home improvement loans of approximately $3,170, $24,472, and $30,251 in 2003, 2002, and 2001. There were recoveries of $21,922, $10,912, and $11,388 in 2003, 2002, and 2001. There were no home improvement loans delinquent more than 90 days at December 31, 2003. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

   The remainder of the consumer loan portfolio is composed of installment loans for automobiles, boats and recreational vehicles, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had losses on automobile loans in 2003, 2002, and 2001 of $0, $0, and $21,933, respectively, and recoveries of $369, $1,400, and $208 in 2003, 2002 and 2001, respectively. There were no automobile or other vehicle loans past due more than 90 days at December 31, 2003. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

   Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2003, 2002, and 2001 were approximately $34,000, $59,000, and $114,000, respectively. There were $67,533 of overdraft loans and other personal loans past due more than 90 days at December 31, 2003. There are no discernible delinquency or loss trends relating to overdraft lines and other personal loans known to management.

   Loans secured by savings accounts and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 95% of balances in savings or certificate of deposit accounts. The Bank will advance funds up to 60% of the market value of actively traded stock certificates and bonds or 50% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2003, 2002, or 2001. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 2003. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

   Reference is also made to Note 4 of the Notes to Consolidated Financial Statements included in this Report for the composition of the loan portfolio by type of loan. This Note indicates the relative size of the various types of loans to the portfolio in total. Reference is made to the Statistical Disclosures in this Report for an allocation of the allowance for loan losses by type of loan, which also indicates management's assessment of the degree of risk that each type of loan carries.

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

   Reference is made to Note 4 of the Notes to Consolidated Financial Statements which contains the amounts of nonaccrual, restructured, and delinquent loans at December 31, 2003.

   Carrollton Mortgage Services, Inc. (CMSI), a 100% owned subsidiary of Carrollton Bank originates and sells residential mortgage loans. CMSI originates adjustable and fixed-rate residential mortgage loans at terms and conditions and with documentation that permit their sale in the secondary mortgage market. CMSI's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

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

   Investment Activities. – The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 21% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2004 to 2033, as well as equity securities. Reference is made to Note 3 of the Notes to Consolidated Financial Statements included in this Report and Statistical Disclosures for additional information concerning the investment portfolio.

   Deposit Services. – The Bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Deposit accounts available include noninterest-bearing demand checking, interest- bearing checking (NOW accounts), savings, money market, certificates of deposit, and individual retirement accounts. Deposit accounts carry varying fee structures depending on the level of services desired by the customer. Interest rates vary depending on the balance in the account maintained by the customer. Commercial deposit customers may also choose an overnight investment account which automatically invests excess balances available in demand accounts on a daily basis in repurchase agreements. The Bank's customer base for deposits is primarily retail in nature. The Bank also offers certificates of deposit over $100,000 to its retail and commercial customers. The Bank has used deposit brokers in the past and may do so in the future to meet liquidity needs. The balance of accounts over $100,000 is not significant, and these accounts are offered principally as accommodations to existing customers.

   Reference is also made to Note 8 of the Notes to Consolidated Financial Statements included in this Report for additional information concerning deposits of the Bank.

   Brokerage Activities. – Carrollton Financial Services, Inc., a 100% owned subsidiary of the Bank, provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2003, commission income totaled $793,572 and net income was $176,694.

   Sources of Business. – The major focus of the Bank's marketing efforts is on individual consumers and on small to medium-sized businesses and professionals in the Bank's service area. The Bank's ability to generate deposits, loans and service income is dependent upon the growth of its market and the development and execution of a marketing strategy. Marketing primarily involves the print, television and radio media, and sponsorships of various prominent events in the Bank's market area. Direct mail is used on a sporadic basis, and direct calling on business customers is performed by branch and commercial lending personnel. The Bank's customers also promote the Bank through word of mouth referral. In its marketing efforts, the Bank emphasizes the advantages of dealing with a locally-owned institution that provides personalized service and is sensitive to the particular needs of consumers and businesses.

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

   Employees. – As of December 31, 2003, the Bank and its subsidiaries had 136 full time equivalent employees, 38 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management does not anticipate any inordinate difficulty in recruiting and training such additional officers and employees as it may need in the future. Management believes that relations with its employees are good.

CRITICAL ACCOUNTING POLICIES

   The Company's financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets. One of the most critical accounting policies applied is related to the valuation of the loan portfolio.

   A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral and the timing of loan charge-offs.

   The allowance for loan losses is one of the most difficult and subjective judgments. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio. Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors. The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to the Bank's service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

   Capital Requirements. – Under regulations promulgated by the FDIC, insured nonmember banks currently are required to maintain "core" or "tier 1" capital of at least 4% (5% to be "well-capitalized") of total assets (the "Leverage Ratio"). Tier 1 capital consists of: (i) common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries; (ii) minus intangible assets (other than certain purchased mortgage and credit card servicing rights); (iii) minus certain losses, and minus investments in certain securities subsidiaries.

   In addition, each insured nonmember bank also must maintain a "tier 1 risk-based capital ratio" of 4% (6% to be "well-capitalized"). The "tier 1 risk-based capital ratio" is defined in FDIC regulations as the ratio of tier 1 capital to risk-weighted assets. A bank's total risk-weighted assets are determined by: (i) converting each of its off-balance sheet items to a balance sheet credit equivalent amount; (ii) assigning each balance sheet asset and the credit equivalent amount of each off-balance sheet item to one of the five risk categories established in the FDIC's regulations; and (iii) multiplying the amounts in each category by the risk factor assigned to that category. The sum of the resulting amounts constitutes total risk-weighted assets.

   Each insured nonmember bank is required to maintain a "total risk-based capital ratio" of at least 8% (10% to be "well-capitalized"). The "total risk-based capital ratio" is defined in FDIC regulations as the ratio of total qualifying capital to risk-weighted assets (as defined above). Total capital, for purposes of the risk-based capital requirement, consists of the sum of tier 1 capital (as defined for purposes of the Leverage Ratio) and supplementary capital. Supplementary capital includes such items as cumulative perpetual preferred stock, long-term and intermediate-term preferred stock, term subordinated debt and general valuation loan and lease loss allowances (but only in an amount of up to 1.25% of total risk-weighted assets). The maximum amount of supplementary capital that may be counted towards satisfaction of the total capital requirement is limited to 100% of core capital. Additionally, term subordinated debt and intermediate-term preferred stock may only be included in supplementary capital up to 50% of tier 1 capital.

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

   Prompt Corrective Action. – Under FDIC regulations, any insured nonmember bank that receives notice from the FDIC that it is undercapitalized, must file a capital restoration plan with the FDIC addressing, among other things, the manner in which the bank will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulation adopted by the FDIC, an institution will be considered "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided the institution is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure). At December 31, 2003, the Company and Bank were considered "well-capitalized."

   Brokered and Other Deposits. – Under applicable FDIC regulations, only well-capitalized depository institutions may solicit, accept, renew or roll over any brokered deposit. Adequately-capitalized depository institutions may accept, renew or roll over brokered deposits only after obtaining a waiver from the FDIC. Adequately-capitalized institutions are subject to limits on rates of interest they may pay on brokered deposits. Undercapitalized institutions are subject to limits on rates of interest they may pay on deposits in general. As of December 31, 2003, the Bank had $0 in brokered deposits.

   Limitation on Bank Activities. – The scope of activities in which an insured nonmember bank may engage and the permissible investments which an insured nonmember bank may make are subject to federal and Maryland law. An insured nonmember bank may engage only in those activities, and make only those investments, as are permissible for national banks. National banks generally are permitted to engage in certain enumerated banking functions and all such activities as are incidental thereto. Further, national banks and, as a result of FDICIA, insured nonmember banks are severely limited as to the types of debt and equity securities in which such banks may invest.

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

   Loans made by an insured nonmember bank to its directors, executive officers and principal shareholders, to the directors, executive officers and principal shareholders of its affiliates, or to the related interests of any of the foregoing (collectively, "insiders") must comply with Maryland law and the requirements of Sections 22(g) and

22(h) of the Federal Reserve Act and certain of the regulations of the Board of Governors, except to the extent more stringent requirements are established by the FDIC. Among other things, Sections 22(g) and 22(h) of the Federal Reserve Act require that all loans to insiders be made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated borrowers and not involve more than the normal risk of repayment or present other unfavorable features. Maryland law further requires that such loans, with limited exceptions, be approved by the board of directors or executive committee and be reviewed every six months by the board. Additionally, the aggregate amount of loans or extensions of credit outstanding to any insider may not exceed the loans to one borrower limitation applicable to national banks. Further, FDICIA limits the aggregate amount of loans or extensions of credit outstanding to all insiders to 100% of the amount of unimpaired capital and unimpaired surplus of the institution.

   Regulatory Restrictions on the Payment of Dividends by the Bank to the Company. – FDICIA restricts the ability of federally-insured banks to pay any dividend (other than a dividend in the form of additional shares, or options to purchase additional shares) if, after paying the dividend, the bank would be undercapitalized.

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

   Deposit Insurance. – The Bank's deposits are insured by the FDIC through the Bank Insurance Fund (the "BIF") up to a maximum of $100,000 for each insured depositor. The insurance premium payable by each BIF member is based on the institution's assessment base (generally total deposit accounts subject to certain adjustments). The premiums are paid in quarterly assessments. The FDIC promulgated regulations establishing a risk-based assessment system commencing in 1993.

   Deposit insurance may be terminated by the FDIC after notice and hearing, upon a finding by the FDIC that an insured nonmember bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, the FDIC may temporarily suspend insurance on new deposits received by an insured nonmember bank that has no tangible capital and no goodwill includible in core capital.

   Income Taxes. – The Company and its subsidiaries are required to file annual income tax returns with both the Internal Revenue Service (the "IRS") and the taxing authorities in any state in which they are qualified to do business. Because the Bank is under $500 million in asset size, it is permitted to use the reserve method of tax accounting for determining bad debt deductions for income tax purposes. At December 31, 2003, the Bank had a tax bad debt reserve of $609 thousand and a book bad debt reserve of $3.7 million. The Bank has provided a deferred tax asset on its books for the difference between its tax and book bad debt reserves. If the Bank were to grow to a size of $500 million or greater, it would be required to recapture its tax bad debt reserve over a four year period and pay taxes on that amount. For financial accounting purposes, the payment of these taxes would be offset by an increase in the deferred tax asset related to the difference between tax and book bad debt reserves, potentially subject to a total deferred tax asset limitation based on reasonable recovery under current accounting literature.

   Although the Company currently pays income taxes based on current marginal rates, the Bank has a portfolio of state and municipal securities which earn interest that is not taxed for federal income tax purposes. For that reason, the Bank may be subject to the Alternative Minimum Tax ("AMT") provisions of the Internal Revenue Code. The AMT provisions in general limit the benefit available from investing in tax free obligations, and require companies to pay the higher of taxes computed at 34% of income less the tax free income, or 20% of total income. Any amounts paid under the AMT are carried over and are available as a credit in future years.

   Securities Laws. – The Company and certain of its directors, officers and shareholders are subject to the Securities Act of 1934 and a broad range of both federal and state securities laws including the obligation to file annual, quarterly and other periodic reports with the appropriate authorities, soliciting proxies and conducting shareholders' meetings in accordance with the 1934 Act's proxy rules, and complying with the reporting and "short-swing" profit recovery provisions imposed by 1934 Act Section 16.

   Monetary Policies. – Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and other borrowings, the interest received by the bank on loans extended to its customers, and securities held in its investment portfolio constitute the major portion of a bank's earnings. Consequently, the earnings growth of the

Bank is influenced by economic conditions, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted. This instrument of monetary policy may cause volatile fluctuations in short term interest rates, and can have a direct, adverse effect on the operating results of financial institutions. Consequently, Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

   During the last several years, federal legislation and actions by various federal regulatory authorities have significantly increased competition among commercial banks, savings and loan associations, savings banks, and other financial institutions through, among other things, the elimination of virtually all rate ceilings on interest-bearing deposits.

ITEM 2: DESCRIPTION OF PROPERTY

    Both the Bank's main branch and certain of the Company's executive and administrative offices are located in the Bank's headquarters building which it owns in downtown Baltimore, Maryland. The Bank owns buildings for three of its other branch office locations as well. The Bank leases space for the remaining six branches, two of its CMSI locations, and for its operations center which primarily houses support functions. As a result of the sale of one of the Bank's branches in 2002, it remains responsible for a lease of the facility, currently subleased by the acquiring bank, which expires in 2005. Current lease terms expire in 2004 through 2013 and contain renewal options ranging from 3 to 23 years.

   The Bank has purchased the furniture and fixtures required for its headquarters, operations center and branch network. The Bank has purchased the computer/teller equipment in its branch network and the equipment used for administrative functions.

ITEM 3: LEGAL PROCEEDINGS

    A proper person plaintiff, Charles A. Allen, filed a negligence lawsuit against Carrollton Bank on October 24, 2002 in the Circuit Court of Baltimore City. The case was also filed against an employee of the Bank, the FDIC, and an employee of the FDIC. Counsel for the Bank filed an answer to Mr. Allen's complaint on December 20, 2002 to protect the Bank's interest. Mr. Allen sought damages of the Bank in excess of $50,000,000.

   Counsel for the Bank filed a motion for summary judgment in the court in October of 2003. The plaintiff Allen did not respond to the Bank's motion. The court granted the Bank's motion and dismissed Mr. Allen's lawsuit against the Bank.

   In a separate action, Carrollton Bank has been sued for damages by the personal representative of a deceased customer, in the Circuit Court for Anne Arundel County, Maryland. The complaint alleges causes of action against the Bank for negligence, breach of contract and breach of fiduciary duty and seeks damages of $132,000. Counsel for the Bank has filed an Answer and Cross/Claim in the case to protect the Bank's interest.

   In December of 2003, the Bank filed a motion for summary judgment in the case seeking a dismissal of the lawsuit filed against the Bank. The plaintiff also filed motions for summary judgment. On February 4, 2004, the court denied all of the summary judgment motions filed by all parties in the case. A pre-trial conference is scheduled in the case for April 6, 2004. The Bank will likely re-file its summary judgment motion once again to seek dismissal of the case against it prior to a full trial on the merits.

   It does not appear to counsel that the Bank has any material liability exposure in this case. Counsel has advised the Bank's insurance carrier of the lawsuit. Counsel feels the claims made in the lawsuit are "covered claims," under the Bank's insurance policy, for which defense costs and indemnity are available to the Bank.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

TRADING AND DIVIDENDS

   As of December 31, 2003, there were 455 shareholders of record of the Company. Since May 1994, the Company's Common Stock has traded on the NASDAQ National Market Tier of The NASDAQ Stock Market under the symbol "CRRB." Currently, there are two broker-dealers who make a market in the Common Stock.

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

Period	Price per Share (a)				Cash Dividends Paid per Share(a)
	2003		2002		2003	2002
	High	Low	High	Low

1st Quarter	$15.55	$12.82	$12.02	$11.20	$0.09	$0.085
2nd Quarter	17.99	14.15	12.88	11.35	$0.09	0.086
3rd Quarter	18.10	16.03	13.11	11.84	$0.09	0.085
4th Quarter	18.40	17.49	14.25	11.70	$0.09	0.086

(a)
Per share amounts have been adjusted to retroactively reflect the effect of the 5% stock dividend in October of 2002.

   The following table provides information about the Company's outstanding options, warrants and rights under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	174,785	$13.88	29,130
Equity compensation plans not approved by security holders	—	—	—

Total	174,785	$13.88	29,130

ITEM 6: SELECTED FINANCIAL DATA

    The following information should be read in conjunction with the Audited Consolidated Financial Statements contained in Item 8 of this document and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following information contained herein is presented to help the reader gain additional insight to information and discussion presented in the Audited Consolidated Financial Statements and in Management's Discussion and Analysis.

ITEM 6A: DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES, INTEREST AND YIELDS

   The following chart contains average balance sheet information for 2003, 2002, and 2001, and indicates the related interest income or expense and calculated yield. Nonaccruing loans are included in the average balance amounts of the applicable portfolio, but only the amount of interest actually recorded as income on nonaccrual loans is included in the interest income column.

SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999

CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$15,935,691	$18,985,364	$23,832,624	$26,726,048	$22,255,896
Interest expense	6,639,734	8,692,320	12,872,355	15,921,684	10,953,649

Net interest income	9,295,957	10,293,044	10,960,269	10,804,364	11,302,247
Provision for loan losses	243,000	526,000	550,000	448,000	597,840

Net interest income after provision for loan losses	9,052,957	9,767,044	10,410,269	10,356,364	10,704,407
Noninterest income	8,268,612	7,534,802	7,156,444	7,913,046	10,721,487
Noninterest expense	16,058,355	14,536,958	14,817,504	15,945,347	17,864,554

Income before income taxes	1,263,214	2,764,888	2,749,209	2,324,063	3,561,340
Income taxes	338,500	847,630	816,132	576,531	840,664

Net income	$924,714	$1,917,258	$1,933,077	$1,747,532	$2,720,676

CONSOLIDATED BALANCE SHEET DATA, AT YEAR END
Assets	$302,409,975	$324,221,615	$356,907,181	$387,658,811	$375,331,442
Gross loans	199,296,561	205,220,126	220,177,983	276,367,035	257,447,335
Deposits	207,056,100	230,264,108	265,528,720	292,024,141	262,449,865
Shareholders' equity	34,124,882	33,691,079	32,458,383	30,292,083	29,694,656
PER SHARE DATA: (a)
Number of shares of Common Stock outstanding, at year-end	2,828,078	2,821,757	2,836,317	2,843,120	2,915,749
Net income:
Basic	$0.33	$0.68	$0.68	$0.61	$0.96
Diluted	0.32	0.68	0.68	0.61	0.96
Cash dividends declared	0.360	0.342	0.342	0.337	0.292
Book value, at year end	12.07	11.94	11.44	10.65	10.18
Performance and Capital Ratios:
Return on average assets	0.29%	0.57%	0.52%	0.46%	0.81%
Return on average shareholders' equity	2.71%	5.70%	6.05%	5.91%	8.80%
Net yield on interest earning assets (b)	3.36%	3.47%	3.32%	3.22%	4.01%
Average shareholders' equity to average total assets	10.83%	9.99%	8.52%	7.81%	9.21%
Year-end capital to year-end risk-weighted assets:
Tier 1	13.75%	13.57%	12.88%	10.99%	11.96%
Total	15.51%	15.07%	14.26%	12.13%	13.12%
Year-end Tier 1 leverage ratio	10.35%	9.54%	8.61%	7.74%	8.38%
Cash dividend declared to net income	109.96%	50.80%	50.43%	55.58%	31.77%
ASSETS QUALITY RATIOS:
Allowance for loan losses, at year-end to:
Gross loans	1.83%	1.74%	1.52%	1.09%	1.10%
Nonperforming, restructured and past-due loans	151.37	111.68	276.13	119.19	201.30
Net charge-offs to average gross loans	0.09	0.13	0.10	0.09	0.07
Nonperforming assets as a percent of period-end loans and other real estate	1.26	1.67	0.55	0.92	0.54

(a)
Per share amounts and common shares outstanding have been adjusted to retroactively reflect the effect of a 5% stock dividend declared by the Board of Directors on October 24, 2002.

(b)
This ratio is presented on a fully taxable equivalent basis, using regular income tax rates.

2003 AVERAGE BALANCES, INTEREST, AND YIELDS

	2003
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$18,044,257	$198,427	1.10%
Federal Home Loan Bank stock	2,352,030	90,075	3.83
Investment securities
U.S. government agency	39,007,166	1,170,484	3.00
State and municipal	5,064,139	323,561	6.39
Mortgage-backed securities	12,605,968	676,216	5.36
Corporate bonds	7,504,350	453,741	6.05
Other	3,765,420	248,647	6.60

	67,947,043	2,872,649	4.23

Loans
Demand and time	36,937,606	2,362,358	6.40
Residential mortgage	66,966,298	4,373,550	6.53
Commercial mortgage and construction	85,645,620	5,687,390	6.64
Installment	2,745,494	271,251	9.88
Lease financing	4,201,261	356,616	8.49

	196,496,279	13,051,165	6.64

Total interest-earning assets	284,839,609	16,212,316	5.69
Noninterest-bearing cash	19,662,376
Premises and equipment	5,173,405
Other assets	6,062,058
Allowance for loan losses	(3,692,349)
Unrealized gains on available for sale securities, net	3,306,853

	$315,351,952	$16,212,316

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings and NOW	$72,624,598	$231,024	0.32%
Money market	28,266,591	267,744	0.95
Other time	77,496,371	2,970,271	3.83

	178,387,560	3,469,039	1.94
Borrowed funds	58,234,600	3,170,695	5.44

Total interest-bearing liabilities	236,622,160	6,639,734	2.81
Noninterest-bearing deposits	42,449,945
Other liabilities	2,132,959
Shareholders' equity	34,146,888

Total liabilities and shareholders' equity	$315,351,952	$6,639,734

NET YIELD ON INTEREST-EARNING ASSETS	$284,839,609	$9,572,582	3.36%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

2002 AVERAGE BALANCES, INTEREST, AND YIELDS

	2002
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$10,563,830	$166,183	1.57%
Federal Home Loan Bank stock	3,060,959	163,132	5.33
Investment securities
U.S. Treasury	700,723	12,587	1.80
U.S. government agency	43,244,998	1,993,200	4.61
State and municipal	5,577,528	362,950	6.51
Mortgage-backed securities	19,122,373	1,068,841	5.59
Corporate bonds	7,682,596	466,665	6.07
Other	4,111,271	285,749	6.95

	80,439,489	4,189,992	5.21

Loans
Demand and time	35,702,734	2,408,240	6.75
Residential mortgage	98,056,690	6,460,935	6.59
Commercial mortgage and construction	75,290,582	5,428,237	7.21
Installment	3,737,614	367,749	9.84
Lease financing	2,985,485	261,238	8.75

	215,773,105	14,926,399	6.92

Total interest-earning assets	309,837,383	19,445,706	6.28
Noninterest-bearing cash	17,385,072
Premises and equipment	6,394,921
Other assets	4,058,345
Allowance for loan losses	(3,530,286)
Unrealized gains on available for sale securities, net	2,551,816

	$336,697,251	$19,445,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings and NOW	$76,375,342	$422,165	0.55%
Money market	31,474,273	461,295	1.47
Other time	93,558,972	4,612,898	4.93

	201,408,587	5,496,358	2.73
Borrowed funds	57,578,163	3,195,963	5.55

Total interest-bearing liabilities	258,986,750	8,692,321	3.36
Noninterest-bearing deposits	42,139,426
Other liabilities	1,919,529
Shareholders' equity	33,651,546

Total liabilities and shareholders' equity	$336,697,251	$8,692,321

NET YIELD ON INTEREST-EARNING ASSETS	$309,837,383	$10,753,385	3.47%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

2001 AVERAGE BALANCES, INTEREST, AND YIELDS

	2001
	Average balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$10,562,893	$422,569	4.00%
Federal Home Loan Bank stock	3,250,000	222,599	6.85
Investment securities
U.S. Treasury	157,969	10,202	6.46
U.S. government agency	58,176,745	3,231,072	5.55
State and municipal	6,097,110	392,332	6.43
Mortgage-backed securities	19,120,539	1,127,965	5.90
Corporate bonds	6,443,265	388,839	6.03
Other	3,987,982	300,270	7.53

	93,983,610	5,450,680	5.80

Loans
Demand and time	31,224,350	2,623,454	8.40
Residential mortgage	145,005,914	10,681,143	7.37
Commercial mortgage and construction	54,797,755	4,272,029	7.80
Installment	4,918,974	505,711	10.28
Lease financing	1,586,061	142,246	8.97

	237,533,054	18,224,583	7.67

Total interest-earning assets	345,329,557	24,320,431	7.04
Noninterest-bearing cash	18,742,938
Premises and equipment	7,554,159
Other assets	5,295,745
Allowance for loan losses	(3,146,369)
Unrealized gains on available for sale securities, net	1,405,193

	$375,181,223	$24,320,431

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings and NOW	$83,980,457	$1,161,384	1.38%
Money market	42,466,305	1,384,639	3.26
Other time	115,777,381	6,799,716	5.87

	242,224,143	9,345,739	3.86
Borrowed funds	59,638,438	3,526,616	5.91

Total interest-bearing liabilities	301,862,581	12,872,355	4.26
Noninterest-bearing deposits	38,867,266
Other liabilities	2,491,767
Shareholders' equity	31,959,609

Total liabilities and shareholders' equity	$375,181,223	$12,872,355

NET YIELD ON INTEREST-EARNING ASSETS	$345,329,557	$11,448,076	3.32%

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

RATE AND VOLUME VARIANCE

    The following chart shows the changes in interest income and interest expense for the last two years resulting from changes in volume and changes in rates.

	2003 Compared to 2002			2002 Compared to 2001
	Change Due to Variance In			Change Due to Variance In
	Rates	Volume	Total	Rates	Volume	Total

INTEREST EARNED ON
Federal funds sold and Federal Home Loan Bank deposit	$(85,433)	$117,677	$32,244	$(256,423)	$37	$(256,386)
Federal Home Loan Bank stock	(35,275)	(37,782)	(73,057)	(46,519)	(12,948)	(59,467)
INVESTMENT SECURITIES
U.S. Treasury	—	(12,587)	(12,587)	(32,667)	35,052	2,385
U.S. government agency	(627,391)	(195,325)	(822,716)	(408,579)	(829,293)	(1,237,872)
State and municipal	(5,981)	(33,408)	(39,389)	4,052	(33,434)	(29,382)
Mortgage-backed securities	(28,392)	(364,233)	(392,625)	(59,232)	108	(59,124)
Corporate bonds	(2,097)	(10,827)	(12,924)	3,035	74,791	77,826
Other	(13,064)	(24,038)	(37,102)	(23,804)	9,283	(14,521)

	(676,925)	(640,418)	(1,317,343)	(517,195)	(743,493)	(1,260,688)

LOANS
Demand and time	(129,177)	83,295	(45,882)	(591,486)	376,272	(215,214)
Residential mortgage	(38,846)	(2,048,539)	(2,087,385)	(761,926)	(3,458,282)	(4,220,208)
Commercial mortgage and construction	(487,415)	746,568	259,153	(441,411)	1,597,619	1,156,208
Installment and credit card	1,118	(97,616)	(96,498)	(16,508)	(121,454)	(137,962)
Lease financing	(11,006)	106,384	95,378	(6,515)	125,507	118,992

	(665,326)	(1,209,908)	(1,875,234)	(1,817,846)	(1,480,338)	(3,298,184)

TOTAL INTEREST EARNED	(1,462,959)	(1,770,431)	(3,233,390)	(2,637,983)	(2,236,742)	(4,874,725)

INTEREST EXPENSE ON DEPOSITS
Savings and NOW	(170,409)	(20,732)	(191,141)	(634,046)	(105,173)	(739,219)
Money market	(146,538)	(47,013)	(193,551)	(564,942)	(358,402)	(923,344)
Other time	(850,665)	(791,962)	(1,642,627)	(881,910)	(1,304,908)	(2,186,818)
Borrowed funds	(61,705)	36,437	(25,268)	(208,822)	(121,831)	(330,653)

TOTAL INTEREST EXPENSE	(1,229,317)	(823,270)	(2,052,587)	(2,289,720)	(1,890,314)	(4,180,034)

NET INTEREST INCOME	$(233,642)	$(947,161)	$(1,180,803)	$(348,263)	$(346,428)	$(649,691)

Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

ITEM 6B: INVESTMENT PORTFOLIO

AMORTIZED COST OF INVESTMENTS

   Reference is made to Note 3 of Notes to Consolidated Financial Statements for the amortized cost of investments at the end of 2003 and 2002. The amortized cost of investments at the end of 2001 was as follows:

AVAILABLE FOR SALE
U.S. Government agency	$64,711,849
Mortgage-backed securities	19,758,761
State and municipal Corporate bonds	5,891,946
7,739,978

98,102,534
Equity securities	4,299,478

$102,402,012

HELD TO MATURITY
Foreign bonds	$25,000

Note:  Investments classified as available for sale are carried at market value whereas investments classified as held to maturity are carried at amortized cost.

MATURITY AND WEIGHTED AVERAGE YIELDS

   The following charts show the maturity distribution for amortized cost and weighted average yields of debt securities in the Company's investment portfolio at December 31, 2003. Separate charts are presented for securities classified as available for sale and held to maturity. Because the amortized cost is shown and not market value, the totals of the available for sale securities will not agree with the amount shown on the Consolidated Balance Sheet for 2003 in Part II, Item 8.

MATURITY DISTRIBUTION—AMORTIZED COST

	Available for Sale
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

U.S. Government agency	$1,999,003	$32,537,815	$—	$—
Mortgage-backed securities (1)	1,323	205,103	1,831,517	7,048,419
State and municipal	508,451	1,188,271	3,344,814	—
Corporate bonds	3,520,944	3,057,871	—	—

	$6,029,721	$36,989,060	$5,176,331	$7,048,419

	Held to Maturity
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

Foreign	$25,000	$—	$—	$—

(1)
Mortgage-backed securities are included in the maturity distribution table based on the average life of the security using anticipated prepayment rates.

WEIGHTED AVERAGE YIELD

	Available for Sale
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

U.S. Government agency	5.00%	2.15%	—%	—%
Mortgage-backed securities	7.01%	6.19%	5.70%	6.17%
State and municipal (1)	2.49%	6.69%	6.31%	—%
Corporate bonds	5.68%	6.03%	—%	—%

	5.19%	2.64%	6.10%	6.17%

	Held to Maturity
DESCRIPTION	< 1 year	1 to 5 years	5 to 10 years	> 10 years

Foreign	5.50%	—%	—%	—%

(1)
Yields on state and municipal obligations are computed on a tax equivalent basis using a 34% federal income tax rate.

ITEM 6C: LOAN PORTFOLIO

CLASSIFICATION OF LOANS

   Reference is made to Note 4 of Notes to Consolidated Financial Statements for the classification of loans at the end of 2003 and 2002. In addition to that information, the following information concerning loans is presented.

	2001	2000	1999

Real Estate:
Residential	$117,617,158	$188,658,857	$176,291,571
Commercial	52,675,033	45,963,998	37,091,072
Construction and land development	10,116,583	4,958,938	5,575,105
Demand and time	33,982,346	28,981,256	28,514,699
Lease financing	1,328,828	2,242,679	3,150,917
Installment	4,458,035	5,561,307	6,823,971

	220,177,983	276,367,035	257,447,335
Allowance for loan losses	3,338,807	3,024,290	2,836,291

Loans, net	$216,839,176	$273,342,745	$254,611,044

MATURITIES AND INTEREST RATE SENSITIVITIES

   The maturities and sensitivities to changes in interest rates for commercial demand and time loans and real estate—construction loans at December 31, 2003 is presented below:

	Contractually Due
	One year or less	After one year through five years		After five years
		Variable	Fixed	Variable	Fixed

Construction and land development	$11,702,402	$292,939	$2,363,046	$938,588	$978,853
Commercial demand and time	22,656,660	2,586,386	10,466,187	177,125	92,275

RISK ELEMENTS

   Reference is made to Note 4 of Notes to Consolidated Financial Statements for nonaccrual, past due and restructured loans at the end of 2003, 2002, and 2001. In addition to that information, the following information concerning risk elements is presented.

	2000	1999

Nonaccrual	$622,392	$240,569
Restructured	633,302	330,987

	$1,255,694	$571,556

Accruing loans past due more than 90 days	$1,281,706	$837,198

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Years ended December 31
Description	2003	2002	2001	2000	1999

Balance at beginning of year	$3,578,762	$3,338,807	$3,024,290	$2,836,291	$2,387,732
Charge-offs
Commercial	200,173	21,904	—	30,015	148,636
Lease financing	—	—	—	—	31,677
Real estate:
Residential	16,898	160,591	117,582	201,187	44,000
Commercial	—	112,718	—	—	—
Construction	—	—	—	—	—
Installment	47,957	85,393	184,559	153,197	78,512

	265,028	380,606	302,141	384,399	302,825

Recoveries
Commercial	58,034	2,475	17,269	51,115	105,227
Lease financing	—	—	—	—	4,065
Real estate:
Residential	—	67,705	22,802	30,317	12,000
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Installment	33,477	24,381	26,587	42,966	32,252

	91,511	94,561	66,658	124,398	153,544

Net charge-offs	173,517	286,045	235,483	260,001	149,281

Provision charged to operations	243,000	526,000	550,000	448,000	597,840

Balance at end of the year	$3,648,245	$3,578,762	$3,338,807	$3,024,290	$2,836,291

Ratio of net charge-offs to average loans outstanding	.09%	.13%	.10%	.09%	.07%

    The provision charged to operations for 2003, 2002, and 2001 is discussed in the section on Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's provisions in 2000 and 1999 related to the level of net losses incurred and to loan portfolio growth in each year.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Allocated Amount of the Allowance—Years Ended December 31

PORTFOLIO	2003	2002	2001	2000	1999

Commercial and lease financing	$1,226,447	$733,560	$607,323	$910,445	$565,474
Real estate:
Residential	831,173	754,979	707,061	763,017	434,500
Commercial	1,041,834	876,243	775,321	349,594	356,711
Construction	—	—	—	—	—
Installment	133,865	94,162	173,166	207,061	341,190
Unallocated	414,926	1,119,818	1,075,936	794,173	1,138,416

	$3,648,245	$3,578,762	$3,338,807	$3,024,290	$2,836,291

Percent of Loans in Each Category to Total Loans—Years Ended December 31

Portfolio	2003	2002	2001	2000	1999

Commercial and lease financing	20.2%	17.9%	16.0%	10.5%	12.2%
Real estate:
Residential	28.9	38.8	53.5	70.0	68.8
Commercial	41.6	38.2	23.9	17.0	15.7
Construction	8.2	3.8	4.6	0.3	0.7
Installment	1.1	1.3	2.0	2.2	2.6

	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 6E: DEPOSITS

Reference is made to the tables for Average Balances, Interest and Yields under Item 6A of this section. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information concerning deposits.

ITEM 6F: RETURN ON EQUITY AND ASSETS

DESCRIPTION	2003	2002	2001

Return on average assets	0.29%	0.57%	0.52%
Return on average equity	2.71%	5.70%	6.05%
Dividend payout ratio	109.96%	50.80%	50.43%
Average equity to average assets	10.83%	9.99%	8.52%

ITEM 6G: SHORT-TERM BORROWINGS

Reference is made to Note 9 of Notes to Consolidated Financial Statements for a description of the general terms of short-term borrowings, and for information related to repurchase agreements.

   Other short-term borrowings, consisting of Notes Payable-U.S. Treasury, are as follows.

OTHER SHORT-TERM BORROWINGS:	2003	2002	2001

Total outstanding at period-end	$2,025,339	$2,045,237	$657,726
Average amount outstanding during period	910,061	838,491	519,746
Maximum amount outstanding at any period-end	2,032,502	2,119,117	1,412,045
Weighted average interest rate at period-end	.73%	1.21%	1.74%
Weighted average interest rate for the period	1.04%	1.40%	4.16%

ITEM 6H: LONG-TERM BORROWINGS

Reference is made to Note 9 of Notes to Consolidated Financial Statements for a description of the general terms of long-term borrowings.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS 2003 COMPARED TO 2002

SUMMARY

   Carrollton Bancorp reported net income for 2003 of $925,000, or $0.33 per share, representing a 51.8% decrease from 2002 net income of $1,917,000, or $0.68 per share. Included in the 2003 results was a $486,000 gain on the sale of securities. The loan portfolio decreased 2.9% to $199,297,000 as a result of loan payoffs and refinancing in 2003. The loan portfolio contraction, as well as the lower interest rates, contributed to a decrease in interest income from 2002. Noninterest income from fees increased by 14.1% compared to 2002. Fees generated by the ATM network of 155 machines and income from national point of sale sponsorships grew during 2003. Commissions from brokerage operations of $597,000 were an 11% decrease compared to $671,000 in 2002. In 2003, the Company reactivated CMSI and as a result, generated mortgage banking revenue of $666,000.

NET INTEREST INCOME

   Net interest income is the principal source of earnings for a banking company. It represents the difference between the interest income earned on loans and other investments, and the interest paid on deposits and borrowed funds. For analysis, net interest income is measured on a fully taxable equivalent basis. To determine the taxable equivalent basis, an adjustment is made to income from state and municipal securities, dividends from equity stocks which achieve a dividend exclusion, and to certain loans which are tax exempt. In 2003, net interest income on a taxable equivalent basis decreased by $1.2 million to $9.6 million as a result of decreases in both the volume and yields on earning assets. On average, the loan portfolio decreased 8.9% from 2002 while the investment portfolio decreased by 15.5%. The yield on the loan portfolio decreased from 6.92% in 2002 to 6.64% in 2003. Changes in loan portfolio mix, the prime rate changes, and a very competitive loan market caused the loan yield to decline. The yield on investment securities also declined to 4.23% in 2003 from 5.21% in 2002. The reduction in the loan and investment portfolios and decreased yields, caused total interest income on a tax equivalent basis to fall from $19.5 million in 2002 to $16.2 million in 2003. Interest expense decreased $2.1 million to $6.6 million in 2003 from $8.7 million in 2002. Interest expense decreased due to a decrease in both interest bearing liabilities and rates. Interest expense on deposits decreased in 2003 from 2002 due to decreased cost of interest-bearing deposits, from 2.73% in 2002 to 1.94% in 2003. The table for Rate and Volume Variance Analysis included in this report shows the decrease in interest expense resulted from decreased volume and rate on deposits and borrowings. The decline in interest bearing liabilities corresponded with a decline in the loan portfolio.

PROVISION FOR LOAN LOSSES

   The provision for loan losses was $243,000 for 2003 compared to $526,000 for 2002. Nonaccrual, restructured, and delinquent loans over 90 days to total loans decreased to 1.21% at the end of 2003 compared to 1.56% in 2002. This decrease was due to the 2003 change in status of certain loans that were on nonaccrual in 2002, but had performed for a sufficient amount of time in 2003 to warrant their change in status to performing. The ratio of loan losses to average loans decreased in 2003 to 0.09% compared to 0.13% for 2002. On a monthly basis, management reviews all loan portfolios to determine trends and monitor asset quality. For consumer loan portfolios, this review generally consists of reviewing delinquency levels on an aggregate basis with timely follow-up on accounts that become delinquent. In commercial loan portfolios, delinquency information is monitored and periodic reviews of business and property leasing operations are performed on an individual loan basis to determine potential collection and repayment problems.

NONINTEREST INCOME

   For 2003, noninterest income excluding securities gains, gains on branch divestitures, and gains or losses on loan sales increased by 7.2% compared to 2002. Brokerage commissions decreased $74,000 or 11.0% in 2003 due to the economic slowdown and investor concerns over the stock market. Electronic Banking fee income increased $456,000 primarily due to the growth of national point of sale sponsorships and increased ATM traffic. The Company reactivated its mortgage banking subsidiary in 2003. Noninterest income for 2003 includes $666,000 in mortgage banking revenue. Net securities gains in 2003 were $486,000 compared to $210,000 in 2002. At December 31, 2003, the Company serviced loans for others totaling $3,423,249.

NONINTEREST EXPENSES

   In 2003, noninterest expenses increased by $1.5 million or 10.5%. Salaries and benefits increased by $1.2 million, or 19.7%. Full time equivalent staff increased from 116 positions at the end of 2002 to 136 positions at December 31, 2003 mostly due to increased personnel at the Company's mortgage banking subsidiary. Occupancy expenses increased $21,000 to $1,453,000 in 2003, due to additional locations for the Company's mortgage-banking operations. This increase was slightly offset by reimbursement from the Company's insurance carrier in excess of costs to repair flood damage at the Company's main headquarters. Furniture and equipment expense decreased by $275,000, mostly due to decreased depreciation in 2003. Other operating expenses increased $539,000, or 11.3%. A significant portion of this increase is due to increased operations at the mortgage-banking subsidiary. In addition, the Bank incurred significant costs in the 2003 conversion of its main processing systems.

INCOME TAX PROVISION

   For 2003, the effective tax rate for the Company decreased to 26.8% compared to 30.7% for 2002.

FINANCIAL CONDITION

SUMMARY

   Total assets of the Company decreased by 6.7% to $302.4 million at December 31, 2003 versus $324.2 million at the end of 2002. Investment securities decreased 20.7% to $62.5 million at December 31, 2003. Total loans declined 2.9% to $199.3 million at December 31, 2003 compared to $205.2 million at the end of 2002. Interest earning assets decreased to $270.2 million but were 89.4% of total assets at December 31, 2003.

INVESTMENT SECURITIES

   Securities decreased to $62.5 million at December 31, 2003 from $78.8 million at December 31, 2002. The portfolio consists primarily of U.S. Government agency securities, mortgage-backed securities, corporate bonds, state and municipal obligations, and equity securities. The income from state and municipal obligations is exempt from federal income tax. Certain agency securities are exempt from state income taxes. The Company uses its investment portfolio as a source of both liquidity and earnings. The Company reinvested the proceeds of the loan payoffs during the year into the investment portfolio, structured in a manner as to provide liquidity for funding future loan growth, as well as for the runoff of higher cost funding sources. These transactions were principally undertaken to increase liquidity and reduce interest rate risk.

LOANS

   Total loans decreased $5.9 million or 2.9% from 2002 to $199.3 million at December 31, 2003. The decrease in loans was primarily in real estate lending, due to the heavy volume of refinancing. Commercial loans equaled 70% of total loans at the end of the year and amounted to $139.6 million. Consumer loans amounted to $59.7 million and were 30% of total loans.

ALLOWANCE FOR LOAN LOSSES

   At December 31, 2003, the allowance for loan losses was $3.7 million, a 1.9% increase from the end of 2002. The ratio of the allowance to total loans was 1.83% at December 31, 2003 and 1.74% at December 31, 2002. The ratio of net loan losses to average loans outstanding for 2003 was .09% compared to 0.13% for 2002. The ratio of nonaccrual loans, restructured loans, and loans delinquent more than 90 days to total loans decreased to 1.21% at December 31, 2003 from 1.56% at the end of 2002. The ratio of real estate secured loans to total loans decreased to 78.6% at the end of 2003 from 80.7% at the end of 2002. An allowance for loan losses is maintained to absorb losses in the existing loan portfolio. The allowance is a function of specific loan allowances, general loan allowances based on historical loan loss experience and current trends, and allowances based on general economic conditions that affect the collectibility of the loan portfolio. These can include, but are not limited to exposure to an industry experiencing problems, changes in the nature or volume of the portfolio and delinquency and nonaccrual trends. The portfolio review and calculation of the allowance is performed by management on a continuing basis. All loan reserves are subject to regulatory examinations and determination as to the appropriateness of the methodology and adequacy on an annual basis. The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $134,190 and $1,312,020 as of December 31, 2003 and 2002, respectively. The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately 10 classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $3,099,129 and $1,146,924 as of December 31, 2003 and 2002, respectively. Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans. During the years ended December 31, 2000 through 2003, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of possible future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance. Management believes that it has adequately assessed the risk of loss in the loan portfolios based on a subjective evaluation and has provided an allowance which is appropriate based on that assessment. Because the allowance is an estimate based on current conditions, any change in the economic conditions of the Company's market area or change within a borrower's business could result in a revised evaluation, which could alter the Company's earnings.

FUNDING SOURCES

   Total deposits at December 31, 2003 decreased by $23.2 million to $207.1 million from the end of 2002. Interest bearing accounts decreased by $24.4 million and noninterest bearing deposits increased by $1.2 million. Overall deposit contraction is a result of the Company's efforts to reduce interest rate risk on its balance sheet. The Company made a concerted effort to reduce the level of high-yield deposits. Advances from the Federal Home Loan Bank remained at the same level of $45 million at the end of 2003 compared to the end of 2002. Borrowings for federal funds purchased, securities sold under agreements to repurchase and notes payable to the US Treasury increased by $396,000 from December 31, 2002 to 2003.

CAPITAL

   At December 31, 2003, shareholders' equity was $34.1 million, an increase of $434,000 from 2002. A part of the increase in Shareholders' equity was due to a $449,000 fair market value adjustment of the investment portfolio as required by Statement No. 115 of the Financial Accounting Standards Board. The Company paid shareholders dividends totaling $1,017,000, and net income for 2003 was $925,000. In addition, proceeds from the exercise of stock options were $77,000 in 2003. Shareholders' equity amounted to 11.3% of total assets at December 31, 2003 compared to 10.4% at the end of 2002. Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by shareholders' equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations. In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2003 and 2002. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

			At December 31
		Carrollton Bancorp		Carrollton Bank
Ratio	Minimum	2003	2002	2003	2002

Leverage Ratio	4%	10.35%	9.54%	9.75%	8.87%
Risk-based Capital:
Tier 1 (Core)	4%	13.75%	13.57%	12.86%	12.66%
Tier 2 (Total)	8%	15.51%	15.07%	14.12%	13.92%

LIQUIDITY

   Liquidity management ensures that funds are available when required to meet deposit withdrawals, loan commitments, and operating expenses. These funds are supplied by deposits, loan repayments, security maturities, and can be raised by liquidating assets or through additional borrowings. Securities classified as available for sale can be liquidated or pledged to secure borrowed funds to provide necessary liquidity. In addition, the Company has unsecured lines of credit outstanding under which it could borrow $7 million, and has borrowing capacity with the Federal Home Loan Bank of $76 million, which is collateralized by a security interest in the Company's residential first mortgage and commercial real estate loans, as well as pledged investment securities. At December 31, 2003, the Company had outstanding loan commitments and unused lines of credit totaling $108.2 million. Of this total, management places a high probability for funding within 1 year on approximately $41.1 million. The remaining amount is mainly unused home equity lines of credit on which management places a low probability for required funding.

INTEREST RATE RISK

   The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. This is referred to as interest rate risk. Financial institutions allocate significant time and resources to managing interest rate risk because of the impact that interest rate changes can have on the net interest margin and earnings. Management continues to seek reasonable ways to reduce its exposure to interest rate shifts. A static gap analysis is used by the Company as one tool to monitor interest rate risk. A static gap analysis measures the difference, or the gap, between the amount of assets and liabilities repricing within a given time period. The Company also performs rate shock analyses which estimate changes in the net interest margin for parallel rising and falling interest rate environments. Management also calculates and monitors other ratios on a monthly basis that provide additional information relating to certain aspects of asset/liability management. This information, together with information about forecasted future interest rate trends, is used to manage the Company's asset and liability positions. Management uses this information as a factor in decisions made about maturities for investment of cash flows, classification of investment securities purchases as available for sale or held to maturity, emphasis of variable rate or fixed rate loans and short or longer term deposit products in marketing campaigns, and deposit account pricing to alter asset and liability repricing characteristics. At December 31, 2003, the Company was in an asset sensitive position amounting to 11.4% of assets within a one-year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. Although the Company was at a positive asset/liability position at December 31, 2003, the Company can experience significant volatility in its asset/liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management continues to work to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment. The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2003. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been allocated evenly over a five-year period. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

Period from December 31, 2003 in which assets and liabilities reprice

($'s in 000's)	0 to 90 days	91 to 365 days	1 to 2 years	2 to 5 years	> 5 year

ASSETS:
Short term investments	$7,589	$—	$—	$—	$—
Securities	9,677	14,220	22,412	5,956	12,469
Loans	74,791	11,534	11,029	56,926	47,259

	$92,057	$25,754	$33,441	$62,882	$59,728

LIABILITIES:
Deposits	$21,180	$48,194	$26,771	$68,426	$—
Borrowings	13,977	—	—	5,000	40,000

	$35,157	$48,194	$26,771	$73,426	$40,000

Gap position:
Period	$56,900	$(22,440)	$6,670	$(10,544)	$19,728
% of Assets	18.8%	(7.4)%	2.2%	(3.5)%	6.5%
Cumulative	$56,900	$34,460	$41,130	$30,586	$50,314
% of Assets	18.8%	11.4%	13.6%	10.1%	16.6%
Cumulative risk sensitive assets to risk sensitive liabilities	2.62%	1.41%	1.37%	1.17%	1.23%

OFF-BALANCE SHEET ARRANGEMENTS

   The Company enters into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. In addition, the Company has certain operating lease obligations. Credit commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company is not aware of any accounting loss it would incur by funding its commitments. Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2003:

Loan commitments	$33,624,154
Unused lines of credit	$74,600,420
Letters of credit	$2,795,649

The Company leases various branch and general office facilities to conduct its operations. The leases have remaining terms which range from a period of one year to 11 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates. The following table shows information relating to the Company's off-balance sheet obligations at December 31, 2003 (dollars in thousands):

Contractual Obligations	Total	Less than 1 year	One to three years	Three to five years	More than five years

Operating lease obligations	$2,616	$547	$864	$596	$609

NEW ACCOUNTING PRONOUNCEMENTS

   FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends Statement 133 by (1) clarifying under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifying when a derivative contains a financing component, (3) amending the definition of an underlying, (4) amending certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003 with certain exceptions.

   FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as a liability or an asset in some circumstances.

   This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

   FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106, was revised in 2003 requiring additional disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, with interim-period disclosures required by this Statement effective for interim periods beginning after December 15, 2003. Certain disclosure provisions of the Statement are effective for fiscal years ending after June 15, 2004.

   FASB Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, requires consolidation of variable interest entities by the primary beneficiary. This interpretation is effective for the first interim period or fiscal year beginning after June 15, 2003, for variable interest entities created before February 1, 2003. For entities created after January 31, 2003, the effective date was immediate.

   AICPA Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the "carrying over" of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total cash flows expected to be collected. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

   Management does not expect these statements to have any material effect on the Company's financial position or results of operation.

EARNINGS 2002 COMPARED TO 2001

SUMMARY

   Carrollton Bancorp reported net income for 2002 of $1,917,000, or $0.68 per share, representing a 0.8% decrease from 2001 net income of $1,933,000, or $0.68 per share. Included in the 2002 results was a $210,000 gain on the sale of securities, and a $688,000 gain on the sale of a branch, as part of the Company's plan to address asset/liability sensitivity. The loan portfolio decreased 7% to $205,220,000 as a result of home equity payoffs in 2002 and loan refinancing. The loan portfolio contraction, as well as the lower interest rates, contributed to a decrease in interest income over 2001. Noninterest income from fees decreased by 8% compared to 2001. Fees generated by the ATM network of 152 machines and income from national point of sale sponsorships grew during 2002. Commissions from brokerage operations of $671,000 were a 34% decrease compared to $1,016,000 in 2001.

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

   In 2002, net interest income on a taxable equivalent basis decreased by $695,000 to $10.8 million as a result of decreases in the yields on earning assets. On average, the loan portfolio decreased 9% from 2001 while the investment portfolio decreased by 14%. The yield on the loan portfolio decreased from 7.67% in 2001 to 6.92% in 2002. Changes in loan portfolio mix, the prime rate changes, and a very competitive loan market caused the loan yield to decline. The yield on investment securities also declined to 5.21% in 2002 from 5.80% in 2001. The reduction in the loan and investment portfolios and decreased yields caused total interest income on a tax equivalent basis to fall from $24.3 million in 2001 to $19.4 million in 2002.

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

FINANCIAL CONDITION

SUMMARY

   Total assets of the Company decreased by 9% to $324.2 million at December 31, 2002 versus $356.9 million at the end of 2001. Investment securities decreased to $78.8 million at December 31, 2002. Total loans declined 7% to $205.2 million at December 31, 2002 compared to $220.2 million at the end of 2001. Interest earning assets decreased to $297.6 million but were 91.8% of total assets at December 31, 2002.

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

   In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2002 and 2001. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

		At December 31
		Carrollton Bancorp		Carrollton Bank
Ratio	Minimum	2002	2001	2002	2001

Leverage Ratio	4%	9.54%	8.61%	8.87%	7.63%
Risk-based Capital:
Tier 1 (Core)	4%	13.57%	12.88%	12.66%	11.37%
Tier 2 (Total)	8%	15.07%	14.26%	13.92%	12.62%

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

INTEREST RATE RISK

   The level of income of a financial institution can be affected by the repricing characteristics of its assets and liabilities due to changes in interest rates. This is referred to as interest rate risk. Financial institutions allocate significant time and resources to managing interest rate risk because of the impact that interest rate changes can have on the net interest margin and earnings. Management continues to seek reasonable ways to reduce its exposure to interest rate shifts. A static gap analysis is used by the Company as one tool to monitor interest rate risk. A static gap analysis measures the difference, or the gap, between the amount of assets and liabilities repricing within a given time period. The Company also performs rate shock analyses which estimate changes in the net interest margin for parallel rising and falling interest rate environments. Management also calculates and monitors other ratios on a monthly basis that provide additional information relating to certain aspects of asset/liability management. This information, together with information about forecasted future interest rate trends, is used to manage the Company's asset and liability positions. Management uses this information as a factor in decisions made about maturities for investment of cash flows, classification of investment securities purchases as available for sale or held to maturity, emphasis of variable rate or fixed rate loans and short or longer term deposit products in marketing campaigns, and deposit account pricing to alter asset and liability repricing characteristics.

   At December 31, 2002, the Company was in an asset sensitive position amounting to 10.9% of assets within a one-year time horizon. This is within the targets as established by the Asset/Liability Management Policy approved by the Board of Directors. Although the Company was at a positive asset/liability position at December 31, 2002, the Company can experience significant volatility in its asset/liability position by virtue of its funding of longer term mortgage loans with relatively short repricing borrowings while it works to sell the loans. Management continues to work to structure borrowing terms that more closely match asset repricing characteristics, keeping in mind the overall balance sheet strategy of the Company. Theoretically, a liability sensitive position is preferable in a falling interest rate climate since more liabilities will reprice downward as interest rates fall than will assets, and an asset sensitive position is preferable in a rising rate environment.

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

   Period from December 31, 2002 in which assets and liabilities reprice

($'s in 000's)	0 to 90 days	91 to 365 days	1 to 2 years	2 to 5 years	> 5 year

ASSETS
Short term investments	$11,067	$—	$—	$—	$—
Securities	27,588	12,313	6,586	15,553	19,271
Loans	86,245	13,400	16,267	53,373	35,935

	$124,900	$25,713	$22,853	$68,926	$55,206

LIABILITIES:
Deposits	$20,877	$75,686	$26,627	$65,705	$110
Borrowings	18,580	—	—	40,000	—

	$39,457	$75,686	$26,627	$105,705	$110

Gap position:
Period	$85,443	$(49,973)	$(3,774)	$(36,779)	$55,096
% of Assets	26.4%	(15.4)%	(1.2)%	(11.3)%	17.0%
Cumulative	$85,443	$35,470	$31,696	$(5,083)	$50,013
% of Assets	26.4%	10.9%	9.8%	(1.6)%	15.4%
Cumulative risk sensitive assets to risk sensitive liabilities	3.17%	1.31%	1.22%	0.98%	1.20%

ITEM 7: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis—Interest Rate Risk" in Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

    To the Board of Directors and Shareholders
Carrollton Bancorp and Subsidiary
Baltimore, Maryland

   We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Rowles & Company, LLP

Baltimore, Maryland
February 24, 2004

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
Cash and due from banks	$19,711,633	$20,332,373
Federal funds sold and Federal Home Loan Bank deposit	7,589,293	11,067,383
Federal Home Loan Bank stock, at cost	2,250,000	2,500,000
Investment securities
Available for sale	62,458,957	78,786,147
Held to maturity	25,000	25,000
Loans held for sale	2,241,583	—
Loans, less allowance for loan losses of $3,648,245 and $3,578,762	195,648,316	201,641,364
Premises and equipment	5,079,551	5,610,715
Accrued interest receivable	1,421,554	1,747,994
Foreclosed real estate	100,000	218,654
Prepaid income taxes	33,910	152,591
Other assets	5,850,178	2,139,394

	$302,409,975	$324,221,615

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$42,484,836	$41,259,140
Interest-bearing	164,571,264	189,004,968

Total deposits	207,056,100	230,264,108
Federal funds purchased and securities sold under agreement to repurchase	11,951,594	11,535,372
Notes payable — U.S. Treasury	2,025,339	2,045,237
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	451,055	513,358
Deferred income taxes	286,475	257,680
Other liabilities	1,514,530	914,781

	268,285,093	290,530,536

Shareholders' equity
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,828,078 in 2003 and 2,821,757 in 2002	2,828,078	2,821,757
Surplus	18,682,387	18,617,608
Retained earnings	10,427,425	10,513,874
Accumulated other comprehensive income	2,186,992	1,737,840

	34,124,882	33,691,079

	$302,409,975	$324,221,615

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001

INTEREST INCOME
Interest and fees on loans	$13,034,872	$14,907,165	$18,183,405
Interest and dividends on securities
Taxable interest income	2,331,880	3,381,602	4,591,732
Nontaxable interest income	218,645	244,340	268,330
Dividends	125,539	121,388	128,333
Interest on federal funds sold and other interest income	224,755	330,869	660,824

Total interest income	15,935,691	18,985,364	23,832,624

INTEREST EXPENSE
Deposits	3,469,039	5,496,357	9,345,738
Borrowings	3,170,695	3,195,963	3,526,617

Total interest expense	6,639,734	8,692,320	12,872,355

Net interest income	9,295,957	10,293,044	10,960,269
PROVISION FOR LOAN LOSSES	243,000	526,000	550,000

Net interest income after provision for loan losses	9,052,957	9,767,044	10,410,269

NONINTEREST INCOME
Service charges on deposit accounts	987,582	1,118,349	1,145,622
Brokerage commissions	597,247	670,952	1,015,720
Mortgage banking fees and gains	665,948	—	—
Other fees and commissions	5,531,726	4,847,738	5,252,236
Gains (losses) on security sales	486,109	209,880	(2,725)
Gain on branch divestiture	—	687,883	—
Losses on loan sales	—	—	(254,409)

Total noninterest income	8,268,612	7,534,802	7,156,444

NONINTEREST EXPENSES
Salaries	5,996,496	5,118,713	5,272,330
Employee benefits	1,499,002	1,140,614	1,046,493
Occupancy	1,452,624	1,431,978	1,557,845
Furniture and equipment	1,784,787	2,059,447	1,775,507
Other operating expenses	5,325,446	4,786,206	5,165,329

Total noninterest expenses	16,058,355	14,536,958	14,817,504

Income before income taxes	1,263,214	2,764,888	2,749,209
INCOME TAXES	338,500	847,630	816,132

NET INCOME	$924,714	$1,917,258	$1,933,077

NET INCOME PER SHARE—BASIC	$0.33	$0.68	$0.68

NET INCOME PER SHARE—DILUTED	$0.32	$0.68	$0.68

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
				Retained Earnings		Comprehensive Income
	Shares	Par Value	Surplus

BALANCE, DECEMBER 31, 2000	2,707,733	$2,707,733	$17,090,011	$10,532,211	$(37,872)
Net Income		—	—	1,933,077	—	$1,933,077
Changes in net unrealized gains (losses) on available for sale securities, net of tax		—	—	—	1,287,051	1,287,051

Comprehensive Income						$3,220,128

Shares acquired and cancelled	(6,479)	(6,479)	(72,565)	—	—
Cash dividends, $0.342		—	—	(974,784)	—

BALANCE, DECEMBER 31, 2001	2,701,254	2,701,254	17,017,446	11,490,504	1,249,179
Net Income		—	—	1,917,258	—	$1,917,258
Changes in net unrealized gains (losses) on available for sale securities, net of tax		—	—	—	488,661	488,661

Comprehensive Income						$2,405,919

Shares acquired and cancelled	(14,044)	(14,044)	(185,277)	—	—
Stock dividend, 5%	134,547	134,547	1,785,439	(1,919,986)
Cash dividends, $0.342		—	—	(973,902)	—

BALANCE, DECEMBER 31, 2002	2,821,757	2,821,757	18,617,608	10,513,874	1,737,840
Net Income		—	—	924,714	—	$924,714
Changes in net unrealized gains (losses) on available for sale securities, net of tax		—	—	—	449,152	449,152

Comprehensive Income						$1,373,866

Stock options exercised	6,715	6,715	70,007	—	—
Adjustment to 2002 stock dividend	(394)	(394)	(5,228)	5,622	—
Cash dividends, $0.36		—	—	(1,016,785)	—

BALANCE, DECEMBER 31, 2003	2,828,078	$2,828,078	$18,682,387	$10,427,425	$2,186,992

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$16,262,131	$19,727,578	$24,351,974
Fees and commissions received	7,468,463	6,616,085	6,972,424
Interest paid	(6,702,037)	(8,729,715)	(13,019,872)
Cash paid to suppliers and employees	(18,569,724)	(12,764,619)	(13,329,307)
Proceeds from sale of loans held for sale	30,933,244	—	1,126,288
Origination of loans held for sale, net of principal reduction	(31,842,931)	—	165,541
Income taxes paid	(191,024)	(1,568,808)	(803,760)

	(2,641,878)	3,280,521	5,463,288

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	—	—	25,000
Proceeds from sales of securities available for sale	1,724,217	600,596	3,298,320
Proceeds from maturities of securities available for sale	115,149,964	136,088,554	156,221,001
Proceeds from redemption of Federal Home Loan Bank stock	250,000	750,000	—
Purchase of securities available for sale	(100,048,513)	(110,281,342)	(191,938,361)
Loans made, net of principal collected	5,637,979	3,282,936	2,612,239
Purchase of loans, net of principal collected	—	11,617,770	17,791,957
Proceeds from sale of loans	—	—	35,294,964
Purchase of premises and equipment	(923,640)	(367,160)	(668,039)
Proceeds from sale of premises and equipment	269,198	212,984	13,841
Purchase of foreclosed real estate	—	(145,191)	—
Net proceeds from branch divestiture	—	687,883	—
Proceeds from sale of foreclosed real estate	235,590	50,779	—

	22,294,795	42,497,809	22,650,922

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(26,481,138)	(12,942,713)	(25,043,765)
Net increase (decrease) in other deposits	3,273,130	(22,321,899)	(1,451,656)
Net increase (decrease) in other borrowed funds	396,324	1,690,054	(6,466,823)
Common stock repurchase and retirement	—	(199,321)	(79,044)
Stock options exercised	76,722	—	—
Dividends paid	(1,016,785)	(973,902)	(974,784)

	(23,751,747)	(34,747,781)	(34,016,072)

Net increase (decrease) in cash and cash equivalents	(4,098,830)	11,030,549	(5,901,862)
Cash and cash equivalents at beginning of year	31,399,756	20,369,207	26,271,069

Cash and cash equivalents at end of year	$27,300,926	$31,399,756	$20,369,207

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITES
Net income	$924,714	$1,917,258	$1,933,077
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITES
Provision for loan losses	243,000	526,000	550,000
Deprecation and amortization	1,440,603	1,650,548	1,598,037
Deferred income taxes	(253,808)	(192,177)	(157,515)
Amortization of premiums and discounts	436,783	249,218	158,190
(Gains) losses on disposal of securities	(486,109)	(209,880)	2,725
Loans held for sale made, net of principal sold	(1,575,635)	—	1,291,829
(Gains) losses on sale of loans	(665,948)	—	254,409
Gain on branch divestiture	—	(687,883)	—
(Gains) losses on sale and write-down of premises and equipment	(90,006)	(72,984)	25,307
(Gains) losses on sale of foreclosed real estate	(14,309)	7,898	—
Write-down of foreclosed real estate	9,442	—	—
(Increase) decrease in
Accrued interest receivable	326,440	492,996	361,161
Prepaid income taxes	118,681	(152,591)	—
Other assets	(3,875,775)	115,485	(262,391)
Increase (decrease) in
Accrued interest payable	(62,303)	(37,395)	(147,517)
Income taxes payable	—	(280,785)	197,393
Other liabilities	882,352	(45,187)	(341,417)

	$(2,641,878)	$3,280,521	$5,463,288

NONCASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	$112,069	$132,140	$—

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

   Investment Securities – Investment securities are classified as either available for sale or held to maturity. The Company does not currently conduct short-term purchase and sale transactions of investment securities which would be classified as trading securities.

   The Company classifies investments as available for sale based principally on the Company's asset/liability position and potential liquidity needs. These securities are available for sale in response to changes in market interest rates or in the event the Company needs funds to meet loan demand or deposit withdrawals. Securities classified as available for sale are carried at market value. The unrealized gain or loss, net of taxes, related to securities classified as available for sale is reflected as a component of shareholders' equity. Gains or losses on securities sales are determined by the specific-identification method.

   The remaining securities in the investment portfolio are classified as held to maturity. These securities are carried at amortized cost. The Company has the ability and the intent to hold these securities to maturity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of securities.

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

   The allowance for loan losses represents an estimate which, in management's judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as historical loss experience, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, and review of specific problem areas. Actual loan performance may differ from estimates used by management.

   Premises and Equipment – Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives using the straight-line method. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter.

   Foreclosed Real Estate – Real estate acquired through foreclosure is recorded at the lower of cost or fair market value on the date acquired. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated carrying value of the property and other expenses of owning the property are included in noninterest expense.

   Intangible Assets – A deposit intangible asset of $1,847,700, relating to a branch acquisition, is being amortized using the straight-line method over 15 years. The remaining unamortized balance at December 31, 2003 and 2002 was $800,633 and $923,813, respectively. Amortization expense was $123,180 for 2003, 2002, and 2001.

   The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced.

   Intangible assets are included in other assets on the Consolidated Balance Sheets. Management evaluates intangible assets for impairment quarterly.

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

   Per Share Data – Basic net income per common share is determined by dividing net income by the weighted average shares of common stock outstanding giving retroactive effect to any stock dividends and splits declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed using the treasury stock method.

   Comprehensive Income – Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale, net of income taxes.

   Stock options – The Company uses the intrinsic value method to account for stock based compensation plans. Because the option price of stock options granted was equal to the market price of the common stock at the date of grant for all options granted, no compensation expense related to the options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31, 2003, 2002, and 2001.

	2003	2002	2001

Net Income:
As Reported	$924,714	$1,917,258	$1,933,077
Additional compensation net of related income tax	(22,727)	(41,824)	(54,530)

Pro forma	$901,987	$1,875,434	$1,878,547

Basic Earnings Per Share:
As Reported	$0.33	$0.68	$0.68
Pro forma	$0.32	$0.66	$0.66
Diluted Earnings Per Share:
As reported	$0.32	$0.68	$0.68
Pro forma	$0.32	$0.66	$0.66

   The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2003, 2002, and 2001.

	2003	2002	2001

Dividend yield	2.48% to 2.84%	2.84% to 2.97%	3.13% to 3.53%
Expected volatility	20.88%	19.55%	23.52%
Risk free rate	4.25% to 4.67%	4.70% to 5.56%	5.18% to 5.67%
Estimated life	10 years	10 years	10 years

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

   Banks are required to carry cash reserves with the Federal Reserve Bank or maintain cash on hand of specified percentages of deposit balances. The Bank's normal amount of cash on hand, which averaged $20 million and $17 million during 2003 and 2002, respectively, is sufficient to satisfy the reserve requirements.

   In order to cover the costs of services provided by correspondent banks, the Company maintains compensating balances at these correspondent banks, or pays fees in the event the credit earned on balances is not sufficient to cover activity charges. During 2003 and 2002, the Company maintained average compensating balances of approximately $1,000,000 which was maintained at the Federal Reserve Bank.

3. INVESTMENT SECURITIES

   Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2003
AVAILABLE FOR SALE
U.S. government agency	$34,536,818	$70,616	$41,149	$34,566,285
Mortgage-backed securities	9,086,362	541,905	—	9,628,267
State and municipal	5,041,536	159,588	3,408	5,197,716
Corporate bonds	6,578,815	241,525	—	6,820,340

	55,243,531	1,013,634	44,557	56,212,608
Equity securities	3,652,390	2,996,026	402,067	6,246,349

	$58,895,921	$4,009,660	$446,624	$62,458,957

HELD TO MATURITY
Foreign Bond	$25,000	$—	$—	$25,000

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2002
AVAILABLE FOR SALE
U.S. government agency	$44,699,756	$406,539	$239,962	$44,866,333
Mortgage-backed securities	16,243,917	764,811	—	17,008,728
State and municipal	5,307,488	140,168	1,396	5,446,260
Corporate bonds	7,664,442	298,363	—	7,962,805

	73,915,603	1,609,881	241,358	75,284,126
Equity securities	2,039,262	1,593,832	131,073	3,502,021

	$75,954,865	$3,203,713	$372,431	$78,786,147

HELD TO MATURITY
Foreign Bond	$25,000	$—	$—	$25,000

   Information related to unrealized losses in the portfolio follows:

	December 31, 2003
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agency	$15,081,250	$41,149	$—	$—	$15,081,250	$41,149
Mortgage-backed securities	—	—	—	—	—	—
State and municipal	455,322	3,408	—	—	455,322	3,408
Corporate bonds	—	—	—	—	—	—
Equity securities	—	—	1,937,392	402,067	1,937,392	402,067

	$15,536,572	$44,557	$1,937,392	$402,067	$17,473,964	$446,624

	December 31, 2002
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agency	$15,121,146	$236,107	$496,145	$3,855	$15,617,291	$239,962
Mortgage-backed securities	—	—	—	—	—	—
State and municipal	—	—	308,601	1,396	308,601	1,396
Corporate bonds	—	—	—	—	—	—
Equity securities	—	—	340,893	131,073	340,893	131,073

	$15,121,146	$236,107	$1,145,639	$136,324	$16,266,785	$372,431

   Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

   At December 31, 2003, four marketable equity securities have unrealized losses with aggregate depreciation of 17% from the Company's cost basis. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysis reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than 24 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company's carrying value of the investment.

   All unrealized losses on U.S. government agency and state and municipal securities as of December 31, 2003 are considered to be temporary losses, because each security will be redeemed at face value at, or prior to maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

   Contractual maturities of debt securities at December 31, 2003 and 2002 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair value	Amortized cost	Fair value

Within one year	$6,028,398	$6,136,303	$25,000	$25,000
Over one to five years	36,783,957	36,988,559	—	—
Over five to ten years	3,344,814	3,459,479	—	—
Mortgage-backed securities	9,086,362	9,628,267	—	—

	$55,243,531	$56,212,608	$25,000	$25,000

	December 31, 2002
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$30,104,361	$30,321,241	$—	$—
Over one to five years	21,682,267	22,178,209	25,000	25,000
Over five to ten years	2,504,836	2,595,737	—	—
Over ten years	3,380,222	3,180,211	—	—
Mortgage-backed securities	16,243,917	17,008,728	—	—

	$73,915,603	$75,284,126	$25,000	$25,000

   At December 31, 2003 and 2002, securities with an amortized cost of $30,077,878 (Market value of $30,610,239), and $24,968,799 (market value of $25,773,673), respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

   In 2003, 2002, and 2001, the Company realized gross gains on sales of securities of $486,109, $209,880, and $0, respectively, and losses of $0, $0, and $2,725, respectively. Income taxes on net security gains were $187,735, $81,056, and $(1,052) in 2003, 2002, and 2001, respectively.

4. LOANS

   Major classifications of loans at December 31 are as follows:

	2003	2002

Real estate
Residential	$57,586,028	$79,520,154
Commercial	82,856,038	78,500,418
Construction and land development	16,275,828	7,664,367
Demand and time	35,978,633	32,444,790
Lease financing	4,449,408	4,343,539
Installment	2,150,626	2,746,858

	199,296,561	205,220,126
Allowance for loan losses	3,648,245	3,578,762

Loans, net	$195,648,316	$201,641,364

   The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

   The maturity and rate repricing distribution of the loan portfolio at December 31 is as follows:

Repricing or maturing within one year	$79,048,922	$99,240,344
Maturing over one to five years	64,465,542	69,640,641
Maturing over five years	55,782,097	36,339,141

	$199,296,561	$205,220,126

   Loan balances have been adjusted by the following deferred amounts as of December 31:

	2003	2002

Deferred origination costs and premiums	$466,708	$825,007
Deferred origination fees and unearned discounts	(537,019)	(692,981)

Net deferred costs (fees)	$(70,311)	$132,026

   Transactions in the allowance for loan losses for the years ended December 31 were as follows:

	2003	2002	2001

Beginning balance	$3,578,762	$3,338,807	$3,024,290
Provision charged to operations	243,000	526,000	550,000
Recoveries	91,511	94,561	66,658

	3,913,273	3,959,368	3,640,948
Loans charged off	265,028	380,606	302,141

Ending balance	$3,648,245	$3,578,762	$3,338,807

   At December 31, 2003, 2002, and 2001, the accrual of interest has been discontinued on loans of $712,116, $734,879, and $387,037, respectively. The amount of interest income that would have been recorded in 2003, 2002, and 2001 on non-accrual loans if those loans had been handled in accordance with their contractual terms totaled $54,857, $30,938, and $16,109, respectively. The amount of interest income actually recorded on nonaccrual loans totaled $30,660, $22,878, and $1,239 for 2003, 2002, and 2001, respectively.

   At December 31, 2003, 2002, and 2001, the Company had one impaired loan to the same borrower amounting to $661,974, $568,969, and $598,644, respectively, which was classified as impaired because it had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $615,021, $576,577, and $616,358 in 2003, 2002, and 2001, respectively. During 2003, 2002, and 2001, the Company received total payments on impaired loans of $34,650, $85,189, and $99,868, respectively. Of these amounts, $34,650, $54,614, and $65,210 were recorded as interest income for 2003, 2002, and 2001, respectively. The remainder was applied to reduce principal.

   There is no specific allowance for this loan since the fair value of the collateral securing the loan is considered adequate to cover all principal and interest due. The Company also continues to accrue interest on this loan due to the adequacy of the collateral value.

   Amounts past due 90 days or more, excluding restructured and nonaccrual loans as of December 31 are as follows:

	2003	2002	2001

Mortgage	$637,137	$498,029	$108,596
Demand and time	398,881	1,402,634	114,863

	$1,036,018	$1,900,663	$223,459

   Total loans past due 90 days or more were $2,410,108, $2,282,176, and $1,085,206 at December 31, 2003, 2002, and 2001 respectively.

   The Company continues to accrue interest on these loans since the fair value of the collateral is considered adequate to assure collection of all principal and interest amounts due and the loan is in the process of collection.

   Loans with a balance of $49,827,528 and $55,638,248 were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2003 and 2002, respectively.

5. CREDIT COMMITMENTS

   Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2003	2002	2001

LOAN COMMITMENTS
Mortgage loans	$9,744,958	$—	$—
Construction and land development	4,290,726	6,899,380	10,275,089
Commercial loans	19,588,470	9,448,509	17,608,000
Installment loans	—	—	579,682

	$33,624,154	$16,347,889	$28,462,771

UNUSED LINES OF CREDIT
Home equity lines	$48,536,491	$46,945,198	$54,798,129
Commercial lines	24,667,060	22,608,235	10,057,019
Unsecured consumer lines	1,396,869	369,182	525,714

	$74,600,420	$69,922,615	$65,380,862

LETTERS OF CREDIT	$2,795,649	$3,166,123	$2,871,588

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

6. RELATED PARTY TRANSACTIONS

   The Company's executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2003, 2002 and 2001, transactions in related party loans were as follows:

	2003	2002	2001

Beginning balance	$4,421,030	$5,264,386	$1,915,984
Additions	648,991	1,184,451	664,183
Repayments	(1,860,821)	(2,027,807)	(179,367)
Changes in executive officers and directors	—	—	2,863,586

Ending balance	$3,209,200	$4,421,030	$5,264,386

   A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2003, 2002, and 2001, amounts paid to the law firm in connection with those services were $259,502, $224,138, and $173,737, respectively.

   A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2003, 2002, and 2001, amounts paid to the insurance brokerage for insurance premiums were $244,721, $153,656, and $249,889, respectively. Related commissions amounted to $32,528, $17,724, and $22,582 during the years ended December 31, 2003, 2002, and 2001, respectively.

   A director of the Company is President of an electrical company through which the Company and the Bank contracted for electrical services amounting to $3,341 in 2003, $4,623 in 2002 and $26,730 in 2001.

   A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for appraisal and management services amounting to $100,949 in 2003, $3,744 in 2002 and $5,021 in 2001.

7. PREMISES AND EQUIPMENT

   A summary of premises and equipment is as follows as of December 31:

	2003	2002

Land and improvements	$909,544	$946,520
Buildings	2,730,050	2,528,767
Leasehold improvements	2,146,153	2,144,953
Equipment and fixtures	7,821,438	9,523,157

	13,607,185	15,143,397
Accumulated depreciation and amortization	8,527,634	9,532,682

	$5,079,551	$5,610,715

   Depreciation and amortization of premises and equipment was $1,275,612, $1,481,612, and $1,365,767 for 2003, 2002, and 2001 respectively. Amortization of intangible assets, excluding amortization of deposit premiums, was $41,811, $45,756, and $109,090 for 2003, 2002, and 2001, respectively.

   During the year ended December 31, 2002, the Company sold its Baltimore Street property for $200,000. The Bank also sold deposits, along with all assets located within its Liberty Road branch.

8. DEPOSITS

   Major classifications of interest-bearing deposits are as follows as of December 31:

	2003	2002

NOW and Super NOW	$37,515,591	$35,614,170
Money market	27,957,320	27,395,072
Savings	36,754,460	37,170,695
Certificates of deposit of $100,000 or more	9,225,093	20,488,159
Other time deposits	53,118,800	68,336,872

	$164,571,264	$189,004,968

   Interest expense associated with certificates of deposit of $100,000 or more was $868,347, $1,198,018, and $1,910,347 for the years ended December 31, 2003, 2002, and 2001, respectively.

   Time deposits mature as follows:

	December 31,
	2003	2002

Maturing within one year	$48,928,167	$76,527,192
Maturing over one to two years	6,325,619	6,590,866
Maturing over two to three years	3,365,557	2,439,505
Maturing over three to four years	2,054,149	1,141,742
Maturing over four to five years	1,670,401	2,015,844
Maturing over five years	—	109,882

	$62,343,893	$88,825,031

9. BORROWED FUNDS

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

	2003	2002	2001

Total outstanding at year end	$11,951,594	$11,535,372	$11,232,829
Average amount outstanding during year	12,324,539	11,739,672	14,110,473
Maximum amount outstanding at any month end	14,733,180	12,939,282	14,765,870
Weighted average interest rate at year end	1.22%	0.82%	0.83%
Weighted average interest rate for the year	0.71%	0.92%	2.91%

   Notes payable – U.S. Treasury are Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve Bank on a periodic basis. The Company pays interest on these deposits at a slight discount to the federal funds rate. The average balances of the notes were $910,061 and $838,491 during 2003 and 2002, respectively.

   Advances from the Federal Home Loan Bank (FHLB) of Atlanta amounted to $45,000,000 at December 31, 2003 and 2002. Advances averaged $45,000,000 and $45,008,219 for 2003 and 2002, respectively, with weighted average costs of 6.83% for 2003 and 2002. At both December 31, 2003 and 2002, the advances carried a weighted average interest rate of 6.74%, and matured at dates ranging from March 26, 2008 to May 24, 2010. The Bank has a total secured line of $76 million with the FHLB for which the Bank granted the FHLB a security interest in certain residential first mortgage loans and commercial mortgage loans, as well as pledged investment securities (see notes 3 and 4).

   The Company borrows under available unsecured federal funds lines of credit of $7 million with other institutions. There was no balance outstanding under these lines at December 31, 2003 and 2002. These lines bear interest at the current federal funds rate of the correspondent bank.

10. OTHER OPERATING EXPENSES

   Other operating expenses include the following for the years ended December 31:

	2003	2002	2001

ATM services	$1,458,647	$1,474,497	$1,539,670
Data processing services	1,025,536	809,215	725,179
Professional services	573,684	406,946	519,136
Telephone	221,363	240,999	288,710
Postage and freight	208,914	176,675	163,929
Printing, stationery, and supplies	193,616	217,188	147,118
Marketing	187,172	85,849	190,787
Liability insurance	181,657	135,656	140,230
Directors' fees	139,950	141,150	149,775
Deposit premium amortization	123,180	123,180	123,180
Software amortization	41,811	45,756	109,090
Other	969,916	929,095	1,068,525

	$5,325,446	$4,786,206	$5,165,329

11. STOCK OPTIONS

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

   Information with respect to options outstanding is as follows for the years ended December 31:

					2001
	2003		2002
						Option Price Range
	Shares	Option Price Range	Shares	Option Price Range	Shares

Outstanding at beginning of year	179,025		162,434		114,134
Granted	9,930	$14.50 to $17.75	39,690	$12.11 to $12.67	48,300	$9.71 to $10.94
Exercised	(6,085)	$9.71 to $13.45	—		—
Expired/Canceled	(8,085)	$10.94 to $18.10	(23,099)	$9.71 to $18.10	—

Outstanding at end of year	174,785	$9.71 to $18.10	179,025	$9.71 to $18.10	162,434	$9.71 to $18.10

Exercisable at December 31	137,580		100,135		82,761

12. NET INCOME PER SHARE

   The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

	2003	2002	2001

BASIC:
Net income (applicable to common stock)	$924,714	$1,917,258	$1,933,077
Average common shares outstanding	2,825,077	2,832,265	2,842,523
Basic net income per share	$0.33	$0.68	$0.68
DILUTED:
Net income (applicable to common stock)	$924,714	$1,917,258	$1,933,077
Average common shares outstanding	2,825,077	2,832,265	2,842,523
Stock option adjustment	27,810	5,093	952

Average common shares outstanding-diluted	2,852,887	2,837,358	2,843,475

Diluted net income per share	$0.32	$0.68	$0.68

13. COMPREHENSIVE INCOME

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

	2003	2002	2001

Net Income	$924,714	$1,917,258	$1,933,077

Other comprehensive income:
Unrealized holding gains during the period	1,217,864	1,006,004	2,094,132
Less: Adjustment for security (gains) losses	(486,109)	(209,880)	2,725

Other comprehensive income before tax	731,755	796,124	2,096,857
Income taxes on comprehensive income	(282,603)	(307,463)	(809,806)

Other comprehensive income after tax	449,152	488,661	1,287,051

Comprehensive income	$1,373,866	$2,405,919	$3,220,128

14. CAPITAL STANDARDS

   The Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2003 and 2002, the capital ratios and minimum capital requirements are as follows.

	Actual		Minimum Capital Adequacy		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

DECEMBER 31, 2003
Total Capital (to risk-weighted assets)
Consolidated	$34,998,000	15.51%	$18,049,000	8.0%	$22,562,000	10.0%
Carrollton Bank	31,581,000	14.12%	17,895,000	8.0%	22,368,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	31,014,000	13.75%	9,025,000	4.0%	13,537,000	6.0%
Carrollton Bank	28,774,000	12.86%	8,947,000	4.0%	13,421,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	31,014,000	10.35%	11,983,000	4.0%	14,979,000	5.0%
Carrollton Bank	28,774,000	9.75%	11,799,000	4.0%	14,749,000	5.0%
DECEMBER 31, 2002
Total Capital (to risk-weighted assets)
Consolidated	$34,342,000	15.07%	$18,233,000	8.0%	$22,791,000	10.0%
Carrollton Bank	31,306,000	13.92%	17,998,000	8.0%	22,497,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	30,929,000	13.57%	9,116,000	4.0%	13,675,000	6.0%
Carrollton Bank	28,484,000	12.66%	8,999,000	4.0%	13,498,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	30,929,000	9.54%	12,968,000	4.0%	16,210,000	5.0%
Carrollton Bank	28,484,000	8.87%	12,843,000	4.0%	16,054,000	5.0%

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

   As of December 31, 2003, the most recent notification from the Federal Reserve and the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or Bank's category.

15. RETIREMENT PLANS

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

   The following table sets forth the financial status of the plan as of and for the year ended December 31:

	2003	2002	2001

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$8,201,071	$7,225,216	$6,759,948
Service cost	434,987	391,125	387,560
Interest cost	544,400	496,375	473,302
Actuarial gain	21,234	409,288	(103,963)
Benefits paid	(381,109)	(320,933)	(291,631)

Benefit obligation at end of year	8,820,583	8,201,071	7,225,216

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	6,161,247	6,735,251	6,990,732
Actual return on plan assets	1,152,983	(581,876)	(255,939)
Employer contribution	466,625	328,805	292,089
Benefits paid	(381,109)	(320,933)	(291,631)

Fair value of plan assets at end of year	7,399,746	6,161,247	6,735,251

Funded status	(1,420,837)	(2,039,824)	(489,965)
Unrecognized net actuarial loss	1,537,550	2,244,035	675,944
Unrecognized prior service cost	73,501	126,928	149,625

Prepaid benefit cost	$190,214	$331,139	$335,604

ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT OBLIGATION WERE AS FOLLOWS FOR THE YEARS ENDED DECEMBER 31:
Discount rates	6.25%	6.75%	7.25%
Rates of increase in compensation levels	4.25%	5.50%	5.50%
Long-term rate of return on assets	8.00%	9.00%	9.00%
NET PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
Service cost	$434,987	$391,125	$387,560
Interest cost	544,400	496,375	473,302
Estimated return on assets	(538,297)	(605,295)	(630,194)
Net amortization and deferral	166,460	51,065	51,065

Net pension expense	$607,550	$333,270	$281,733

ACCUMULATED BENEFIT OBLIGATION AT YEAR END	$7,089,425	$6,180,465	$5,393,853

ALLOCATION OF ASSETS
Domestic equity-large cap growth fund	$1,291,449
Domestic equity-large cap value	1,445,766
Domestic equity-small cap growth fund	414,398
Domestic equity-small cap value fund	209,622
Fixed income-guaranteed fund	4,038,511

	$7,399,746

   The Plan's investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the Plan. Investment objectives have been established by considering the Plan's liquidity needs and time horizon and the fiduciary standards under ERISA. The asset allocation strategy is developed to meet the Plan's long term needs in a manner designed to control volatility and to reflect the Company's risk tolerance.

   In determining the long-term rate of return on pension plan assets assumption, the target asset allocation is first reviewed. An expected long-term rate of return is assumed for each asset class, and an underlying inflation rate assumption is also made. The effects of asset diversification and periodic fund rebalancing are also considered.

   The Company estimates it will contribute approximately $400,000 to the Plan for 2004.

   The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. The Company's contributions to this plan, included in employee benefit expenses, were $70,678, $88,866, and $89,125 for 2003, 2002, and 2001, respectively.

16. CONTINGENCIES

   Carrollton Bank has been sued for damages by the personal representative of a deceased customer, in the Circuit court for Anne Arundel County, Maryland. The complaint alleges causes of action against the Bank for negligence, breach of contract and breach of fiduciary duty and seeks damages of $132,000. Counsel for the Bank has filed an Answer and Cross/Claim in the case to protect the Bank's interest.

   In December of 2003, Carrollton Bank filed a motion for summary judgment in the case seeking a dismissal of the lawsuit filed against the Bank. The plaintiff also filed motions for summary judgment. On February 4, 2004, the court denied all of the summary judgment motions filed by all parties in the case. A pre-trial conference is scheduled in the case for April 6, 2004. Carrollton Bank will likely re-file its summary judgment motion, once again to seek dismissal of the case against it prior to a full trial on the merits.

   The Company is involved in various other legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

17. INCOME TAXES

   The components of income tax expense are as follows for the years ended December 31:

	2003	2002	2001

CURRENT
Federal	$577,840	$988,868	$908,494
State	14,468	50,939	65,153

	592,308	1,039,807	973,647
DEFERRED	(253,808)	(192,177)	(157,515)

	$338,500	$847,630	$816,132

   The components of the deferred tax benefits were as follows for the years ended December 31:

Provision for loan losses	$(26,244)	$(125,757)	$(121,621)
Deferred origination costs	(39,382)	(112,822)	(95,921)
Deferred compensation plan	4,099	892	(9,404)
Depreciation	(136,195)	(29,292)	15,705
Discount accretion	(1,661)	3,246	(2,951)
Retirement benefits	(54,425)	(1,724)	4,540
Write-down of building	—	73,280	—
Early retirement benefits	—	—	52,137

	$(253,808)	$(192,177)	$(157,515)

   The components of the net deferred tax liability were as follows for the years ended December 31:

DEFERRED TAX ASSETS
Allowance for loan losses	$1,173,227	$1,146,983	$1,054,312
Deferred compensation plan	209,793	213,892	214,784
Allowance for loss on building	—	—	73,280

	1,383,020	1,360,875	1,342,376

DEFERRED TAX LIABILITIES
Accrued retirement benefits	74,562	128,987	130,711
Deferred origination costs	125,090	164,472	277,304
Unrealized gains on available for sale investment securities	1,376,044	1,093,441	785,978
Depreciation	85,808	222,003	477,832
Discount accretion	5,972	7,633	4,387
FHLB Stock dividends	2,019	2,019	2,019

	1,669,495	1,618,555	1,678,231

NET DEFERRED TAX LIABILITY	$(286,475)	$(257,680)	$(335,855)

   The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2003	2002	2001

Statutory federal income tax rate	34.0%	34.0%	34.0%
INCREASE (DECREASE) RESULTING FROM:
Tax-exempt income	(20.1)	(11.1)	(13.2)
State income taxes, net of federal income tax benefit	1.2	1.8	1.3
Other	11.7	6.0	7.6

	26.8%	30.7%	29.7%

18. LEASE COMMITMENTS

   The Company leases various branch and general office facilities to conduct its operations. The leases have remaining terms which range from a period of 1 year to 11 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

   The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $615,032, $569,703, and $642,218 for 2003, 2002, and 2001, respectively.

   Lease obligations will require minimum rent payments as follows:

Period	Minimum rentals

2004	$547,182
2005	487,950
2006	375,674
2007	334,759
2008	261,545
Remaining years	609,308

$2,616,418

19. PARENT COMPANY FINANCIAL INFORMATION

   The balance sheets for 2003 and 2002 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2003, 2002, and 2001, are presented below:

BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
Cash	$52,999	$10,075
Interest bearing deposits in subsidiary	570,547	413,856
Investment in subsidiary	30,314,976	30,482,806
Investment securities available for sale	4,746,989	3,502,020
Other assets	26,401	—

	$35,711,912	$34,408,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$1,587,030	$717,678

SHAREHOLDERS' EQUITY
Common Stock	2,828,078	2,821,757
Surplus	18,682,387	18,617,608
Retained earnings	10,427,425	10,513,874
Accumulated other comprehensive income	2,186,992	1,737,840

	34,124,882	33,691,079

	$35,711,912	$34,408,757

STATEMENTS OF INCOME

	Years ended December 31,
	2003	2002	2001

INCOME
Dividends from subsidiary	$258,840	$235,309	$235,309
Interest and dividends	157,236	128,866	142,874
Security gains (losses)	462,778	209,880	(2,725)

	878,854	574,055	375,458
EXPENSES	86,855	92,624	22,034

Income before income taxes and equity in undistributed net income of subsidiary	791,999	481,431	353,424
Income tax expense	171,968	62,236	10,922

	620,031	419,195	342,502
Equity in undistributed net income of subsidiary	304,683	1,498,063	1,590,575

NET INCOME	$924,714	$1,917,258	$1,933,077

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Cash dividends from subsidiary	$258,840	$235,309	$235,309
Interest and dividends received	130,835	128,866	128,333
Cash paid to suppliers	(116,795)	(101,239)	(32,206)
Income taxes paid, net of cash received from subsidiaries	147,417	8,942	(25,256)

	420,297	271,878	306,180

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits	(156,691)	59,038	398,884
Proceeds from sales of securities available for sale	719,381	600,596	48,318

	562,690	659,634	447,202

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,016,785)	(973,902)	(974,784)
Common stock repurchase and retirement	—	(199,321)	(79,044)
Stock options exercised	76,722	—	—

	(940,063)	(1,173,223)	(1,053,828)

Net (decrease) increase in cash	42,924	(241,711)	(300,446)
Cash at beginning of year	10,075	251,786	552,232

Cash at end of year	$52,999	$10,075	$251,786

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$924,714	$1,917,258	$1,933,077
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Equity in undistributed income of subsidiary	(304,683)	(1,498,063)	(1,590,575)
Security (gains) losses	(462,778)	(209,880)	2,725
Decrease (increase) in accounts receivable	(26,401)	—	28,175
Increase (decrease) in accounts payable	289,445	62,563	(67,222)

	$420,297	$271,878	$306,180

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2003		December 31, 2002
	Carrying amount	Fair value	Carrying amount	Fair value

FINANCIAL ASSETS
Cash and cash equivalents	$27,300,926	$27,300,926	$31,399,756	$31,399,756
Investment securities (total)	62,483,957	62,483,957	78,811,147	78,811,147
Federal Home Loan Bank stock	2,250,000	2,250,000	2,500,000	2,500,000
Loans held for sale	2,241,583	2,326,387	—	—
Loans, net	195,648,316	217,381,629	201,641,364	212,964,037
Accrued interest receivable	1,421,554	1,421,554	1,747,994	1,747,994
FINANCIAL LIABILITIES
Noninterest-bearing deposits	$42,484,836	$42,484,836	$41,259,140	$41,259,140
Interest-bearing deposits	164,571,264	165,649,405	189,004,968	192,572,059
Federal funds purchased	3,507,348	3,507,348	1,853,261	1,853,261
Securities sold under agreements to repurchase	8,444,246	8,444,246	9,682,111	9,682,111
Notes payable-U.S. Treasury	2,025,339	2,025,339	2,045,237	2,045,237
Advances from the Federal Home Loan Bank	45,000,000	55,430,707	45,000,000	54,145,886
Accrued interest payable	451,055	451,055	513,358	513,358

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

21. SEGMENT INFORMATION

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

   The Brokerage segment provides full service brokerage services for stocks, bonds, mutual funds and annuities.

   The Mortgage Unit segment provides residential mortgage lending products and services.

   Segment information for the Company for 2003 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$15,065,256	$—	$3,962	$579,609	$15,648,827	$286,864	$15,935,691
Interest expense	(5,901,928)	(177,442)	—	(273,500)	(6,352,870)	(286,864)	(6,639,734)

Net interest income	9,163,328	(177,442)	3,962	306,109	9,295,957	—	9,295,957
Provision for loan losses	(231,000)	—	—	(12,000)	(243,000)	—	(243,000)
Noninterest income	2,076,622	4,734,112	793,572	664,306	8,268,612	—	8,268,612
Intersegment income	100,724	—	—	—	100,724	(100,724)	—
Noninterest expenses	(10,944,649)	(3,821,983)	(509,665)	(882,782)	(16,159,079)	100,724	(16,058,355)

Income before income taxes	165,025	734,687	287,869	75,633	1,263,214	—	1,263,214
Income taxes	85,622	(283,736)	(111,175)	(29,211)	(338,500)	—	(338,500)

Net income	$250,647	$450,951	$176,694	$46,422	$924,714	$—	$924,714

Segment assets	$296,158,289	$6,571,225	$340,094	$5,383,870	$308,453,478	$(6,043,503)	$302,409,975
Expenditures for segment purchases of premises, equipment and software	$787,225	$74,423	$—	$61,992	$923,640	$—	$923,640

    A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2003:

Total segment assets	$308,453,478
Elimination of intersegment loans	(4,518,191)
Elimination of intersegment deposit accounts	(1,525,312)

$302,409,975

   Segment information for the Company for 2002 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$16,880,426	$—	$3,826	$1,285,642	$18,169,894	$815,470	$18,985,364
Interest expense	(6,797,663)	(278,423)	—	(800,764)	(7,876,850)	(815,470)	(8,692,320)

Net interest income	10,082,763	(278,423)	3,826	484,878	10,293,044	—	10,293,044
Provision for loan losses	(502,000)	—	—	(24,000)	(526,000)	—	(526,000)
Noninterest income	2,640,874	4,222,976	670,952	—	7,534,802	—	7,534,802
Intersegment income	65,119	—	—	—	65,119	(65,119)	—
Noninterest expenses	(10,372,136)	(3,621,027)	(535,204)	(73,710)	(14,602,077)	65,119	(14,536,958)

Income before income taxes	1,914,620	323,526	139,574	387,168	2,764,888	—	2,764,888
Income taxes	(519,487)	(124,946)	(53,673)	(149,524)	(847,630)	—	(847,630)

Net income	$1,395,133	$198,580	$85,901	$237,644	$1,917,258	$—	$1,917,258

Segment assets	$311,072,820	$12,714,617	$237,172	$12,279,240	$336,303,849	$(12,082,234)	$324,221,615
Expenditures for segment purchases of premises, equipment and software	$305,036	$62,124	$—	$—	$367,160	$—	$367,160

   A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2002:

Total segment assets	$336,303,849
Elimination of intersegment loans	(11,072,112)
Elimination of intersegment deposit accounts	(1,010,122)

$324,221,615

   Segment information for the Company for 2001 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$19,122,477	$—	$12,015	$2,599,228	$21,733,720	$2,098,904	$23,832,624
Interest expense	(8,394,419)	(311,599)	—	(2,067,433)	(10,773,451)	(2,098,904)	(12,872,355)

Net interest income	10,728,058	(311,599)	12,015	531,795	10,960,269	—	10,960,269
Provision for loan losses	(502,000)	—	—	(48,000)	(550,000)	—	(550,000)
Noninterest income	1,708,480	4,686,653	1,015,720	(254,409)	7,156,444	—	7,156,444
Intersegment income	67,285	—	—	—	67,285	(67,285)	—
Noninterest expenses	(10,457,180)	(3,678,429)	(648,380)	(100,800)	(14,884,789)	67,285	(14,817,504)

Income before income taxes	1,544,643	696,625	379,355	128,586	2,749,209	—	2,749,209
Income taxes	(353,432)	(269,037)	(144,003)	(49,660)	(816,132)	—	(816,132)

Net income	$1,191,211	$427,588	$235,352	$78,926	$1,933,077	$—	$1,933,077

Segment assets	$345,072,034	$11,245,455	$569,059	$22,773,491	$379,660,039	$(22,752,858)	$356,907,181
Expenditures for segment purchases of premises, equipment and software	$552,223	$76,206	$39,610	$—	$668,039	$—	$668,039

    A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2001:

Total segment assets	$379,660,039
Elimination of intersegment loans	(21,346,400)
Elimination of intersegment deposit accounts	(1,406,458)

$356,907,181

22. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$4,241,869	$4,060,277	$3,865,703	$3,767,842
Interest expense	(1,943,872)	(1,926,524)	(1,452,690)	(1,316,648)

Net interest income	2,297,997	2,133,753	2,413,013	2,451,194
Provision for loan losses	(121,500)	(121,500)	—	—
Security gains	154,118	192,879	115,781	23,331
Other income	1,759,179	1,982,259	2,192,819	1,848,246
Operating expenses	(3,532,988)	(3,833,056)	(4,222,518)	(4,469,793)

Income (loss) before taxes	556,806	354,335	499,095	(147,022)
Income taxes	(207,561)	(89,574)	(133,742)	92,377

Net income (loss)	$349,245	$264,761	$365,353	$(54,645)

Earnings (loss) per share	$0.12	$0.09	$0.13	$(0.01)

Cash dividends per share	$0.09	$0.09	$0.09	$0.09

Market prices: high	$15.55	$17.99	$18.10	$18.40

low	$12.82	$14.15	$16.03	$17.49

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$4,913,172	$4,824,517	$4,773,938	$4,473,737
Interest expense	(2,345,141)	(2,175,561)	(2,126,511)	(2,045,107)

Net interest income	2,568,031	2,648,956	2,647,427	2,428,630
Provision for loan losses	(131,500)	(131,500)	(131,500)	(131,500)
Security gains	103,005	—	106,875	—
Gain on branch divestiture	—	687,883	—	—
Other income	1,524,190	1,816,697	1,743,196	1,552,956
Operating expenses	(3,605,742)	(3,696,614)	(3,680,708)	(3,553,894)

Income before income taxes	457,984	1,325,422	685,290	296,192
Income taxes	(132,462)	(439,327)	(218,304)	(57,537)

Net income	$325,522	$886,095	$466,986	$238,655

Earnings per share	$0.11	$0.31	$0.16	$0.10

Cash dividends per share	$0.085	$0.086	$0.085	$0.086

Market prices: high	$12.02	$12.88	$13.11	$14.25

low	$11.20	$11.35	$11.84	$11.70

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   There is hereby incorporated by reference into this Item 10 the information appearing under the captions "Election of Directors," "Other Executive Officers and Directors of the Bank" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its Annual meeting of Shareholders to be held on April 20, 2004.

ITEM 11: EXECUTIVE COMPENSATION

   There is hereby incorporated by reference into this Item 11 the information appearing under the captions "Executive Compensation" and "Long-Term Incentive Plan" in the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 20, 2004.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is hereby incorporated by reference into this Item 12 the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 20, 2004.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is hereby incorporated by reference into this Item 13 the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its Annual meeting of Shareholders to be held on April 20, 2004.

ITEM 14: CONTROLS AND PROCEDURES

   Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumption about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

   In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a)
  List of Exhibits:
Exhibit Number	Description
3(i)	Articles of Incorporation of Carrollton Bancorp*
3(ii)	By-Laws of Carrollton Bancorp*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.*
10.3	Lease dated October 30, 1959 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore, as amended.*
10.4	Lease dated August 3, 1976 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore.*
10.5	Lease dated May 20, 1971 by and between Home Mutual Life Insurance Company and The Carrollton Bank of Baltimore.*
10.6	Lease dated April 17, 1974 by and between Liberty Plaza Enterprises, Inc. and The Carrollton Bank of Baltimore.*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.*
10.8	Lease dated August 11, 1994 by and between Kensington Associates Limited Partnership and Carrollton Bank.**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.**
21.1	Subsidiaries of Carrollton Bancorp
23.0	Consent of Accountant

31(a)	Certification of Robert A. Altieri, President and Chief Executive Officer
31(b)	Certification of Randall M. Robey, Executive Vice President and Chief Financial Officer
32(a)	Certification of Robert A. Altieri, President and Chief Executive Officer
32(b)	Certification of Randall M. Robey, Executive Vice President and Chief Financial Officer
*
Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

**
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.:0-23090).

b)
Reports on Form 8-K:

   Notice of press release related to earnings for the quarter ended June 30, 2003 filed on August 11, 2003

   Notice of press release related to earnings for the quarter ended September 30, 2003 filed on October 30, 2003

SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP

March 19, 2004  By: /s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

   In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

March 19, 2004	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

March 19, 2004	By: /s/ Randall M. Robey Randall M. Robey Executive Vice President and Treasurer
Board of Directors
March 19, 2004	/s/ Robert J. Aumiller Robert J. Aumiller Director
March 19, 2004	/s/ Steven K. Breeden Steven K. Breeden Director
March 19, 2004	/s/ Albert R. Counselman Albert R. Counselman Director
March 19, 2004	/s/ Harold I. Hackerman Harold I. Hackerman Director
March 19, 2004	/s/ John P. Hauswald John P. Hauswald Director
March 19, 2004	/s/ David P. Hessler David P. Hessler Director
March 19, 2004	/s/ Howard S. Klein Howard S. Klein Director
March 19, 2004	/s/ Ben F. Mason Ben F. Mason Director
March 19, 2004	/s/ Charles E. Moore, Jr. Charles E. Moore, Jr. Director
March 19, 2004	/s/ John Paul Rogers John Paul Rogers Director
March 19, 2004	/s/ William C. Rogers, Jr. William C. Rogers, Jr. Director

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3(i)	Articles of Incorporation of Carrollton Bancorp	*
3(ii)	By-Laws of Carrollton Bancorp	*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.3	Lease dated October 30, 1959 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore, as amended.	*
10.4	Lease dated August 3, 1976 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore.	*
10.5	Lease dated May 20, 1971 by and between Home Mutual Life Insurance Company and The Carrollton Bank of Baltimore.	*
10.6	Lease dated April 17, 1974 by and between Liberty Plaza Enterprises, Inc. and The Carrollton Bank of Baltimore.	*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.	*
10.8	Lease dated August 11, 1994 by and between Kensington Associates Limited Partnership and Carrollton Bank.	**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.	**
21.1	Subsidiaries of Carrollton Bancorp
23.0	Consent of Accountant
31(a)	Certification of Robert A. Altieri, President and Chief Executive Officer
31(b)	Certification of Randall M. Robey, Executive Vice President and Chief Financial Officer
32(a)	Certification of Robert A. Altieri, President and Chief Executive Officer
32(b)	Certification of Randall M. Robey, Executive Vice President and Chief Financial Officer
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