Form 10-Q
period 2004-03-31
CARROLLTON BANCORP
filed 2004-05-12
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒ No ☐

State the number shares outstanding of each of the issuer’s classes of  common equity, as of the latest practicable date:

2,832,208 common shares outstanding at May 12, 2004

CARROLLTON BANCORP

PART I

ITEM 1.                             FINANCIAL STATEMENTS

CARROLLTON BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(unaudited)
ASSETS
Cash and due from banks	$21,539,589	$19,711,633
Federal funds sold and Federal Home Loan Bank deposit	10,017,671	7,589,293
Cash and cash equivalents	31,557,260	27,300,926
Federal Home Loan Bank stock, at cost	2,250,000	2,250,000
Investment securities:
Available for sale	57,162,882	62,458,957
Held to maturity (fair value of $25,000 in 2004 and 2003)	25,000	25,000
Loans held for sale	10,230,477	2,241,583
Loans, less allowance for loan losses of $3,651,670 in 2004 and $3,648,245 in 2003	190,220,663	195,648,316
Premises and equipment	4,992,513	5,079,551
Accrued interest receivable	1,409,458	1,421,554
Foreclosed real estate	176,423	100,000
Prepaid income taxes	—	33,910
Other assets	5,819,420	5,850,178

	$303,844,096	$302,409,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$48,068,815	$42,484,836
Interest-bearing	163,803,930	164,571,264
Total deposits	211,872,745	207,056,100
Federal funds purchased and securities sold under agreement to repurchase	9,836,421	11,951,594
Notes payable - U.S. Treasury	1,152,190	2,025,339
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	451,502	451,055
Deferred income taxes	274,060	286,475
Income taxes payable	61,993	—
Other liabilities	947,450	1,514,530
	269,596,361	268,285,093

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,828,078 in 2004 and 2003	2,828,078	2,828,078
Surplus	18,682,387	18,682,387
Retained earnings	10,652,923	10,427,425
Accumulated other comprehensive income	2,084,347	2,186,992
	34,247,735	34,124,882

	$303,844,096	$302,409,975

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Interest income:
Loans	$3,395,066	$3,383,087
Investment securities:
Taxable	426,035	692,026
Nontaxable	50,176	54,814
Dividends	31,495	29,192
Federal funds sold and interest-bearing deposits with other banks	28,754	82,750

Total interest income	3,931,526	4,241,869

Interest expense:
Deposits	492,779	1,159,840
Borrowings	784,021	784,032

Total interest expense	1,276,800	1,943,872

Net interest income	2,654,726	2,297,997
Provision for loan losses	—	121,500

Net interest income after provision for loan losses	2,654,726	2,176,497

Noninterest income:
Service charges on deposit accounts	234,839	265,890
Brokerage commissions	184,486	116,365
Other fees and commissions	1,300,709	1,376,924
Security gains, net	115,810	154,118
Mortgage-banking fees and gains	425,578	—

Total noninterest income	2,261,422	1,913,297

Noninterest expenses:
Salaries	1,668,011	1,247,111
Employee benefits	422,376	309,112
Occupancy	410,634	331,214
Furniture and equipment	451,221	470,512
Other operating expenses	1,269,803	1,175,039

Total noninterest expenses	4,222,045	3,532,988

Income before income taxes	694,103	556,806
Income tax provision	214,076	207,561

Net income	$480,027	$349,245

Net income per common share - basic	$0.17	$0.12

Net income per common share - diluted	$0.17	$0.12

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004 and 2003 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances at December 31, 2002	$2,821,757	$18,617,608	$10,513,874	$1,737,840
Net income	—	—	349,245	—	$349,245
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	393,541	393,541

Comprehensive income					$742,786

Cash dividends, $0.09	—	—	(253,925)	—
Balances at March 31, 2003	$2,821,757	$18,617,608	$10,609,194	$2,131,381

Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income	—	—	480,027	—	$480,027
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(102,645)	(102,645)

Comprehensive income					$377,382

Cash dividends, $0.09	—	—	(254,529)	—
Balances at March 31, 2004	$2,828,078	$18,682,387	$10,652,923	$2,084,347

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$480,027	$349,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	121,500
Deprecation and amortization	318,990	373,432
Deferred income taxes	(12,415)	—
Amortization of premiums and discounts	75,037	112,209
(Gains) losses on disposal of securities	(115,810)	(154,118)
Loans held for sale made, net of principal sold	(7,563,316)	—
Mortgage-banking fees and gains	(425,578)	—
(Gains) losses on sale and write-down of premises and equipment	18,762	(38,024)
(Gains) losses on sale of foreclosed real estate	—	(16,087)
Write-down of foreclosed real estate	8,077	—
(Increase) decrease in:
Accrued interest receivable	12,096	(293,924)
Prepaid income taxes	95,903	132,289
Other assets	30,758	460,647
Increase (decrease) in:
Accrued interest payable	447	(7,182)
Other liabilities	(567,080)	154,648
Net cash provided by (used in) operating activities	(7,644,102)	1,194,635

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,518,491	264,050
Proceeds from maturities of securities available for sale	15,871,124	26,744,974
Purchase of securities available for sale	(13,155,410)	(33,678,891)
Purchase of bank owned life insurance	—	(4,000,000)
Loans made, net of principal collected	5,343,152	7,387,413
Purchase of loans, net of principal collected	—	2,578,309
Purchase of premises and equipment	(327,573)	(53,289)
Proceeds from sale of premises and equipment	76,859	75,000
Proceeds from sale of foreclosed real estate	—	190,101
Net cash provided by (used in) investing activities	10,326,643	(492,333)

Cash flows from financing activities:
Net increase (decrease) in time deposits	(2,295,988)	321,099
Net increase (decrease) in other deposits	7,112,633	(2,227,138)
Net increase (decrease) in other borrowed funds	(2,988,323)	1,179,055
Dividends paid	(254,529)	(253,925)
Net cash provided by (used in) financing activities	1,573,793	(980,909)
Net increase (decrease) in cash and cash equivalents	4,256,334	(278,607)
Cash and cash equivalents at beginning of period	27,300,926	31,399,756
Cash and cash equivalents at end of period	$31,557,260	$31,121,149

Supplemental information:
Interest paid on deposits and borrowings	$1,276,353	$1,951,054
Income taxes paid	130,588	89,567
Transfer of loan to foreclosed real estate	84,500	112,327

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months ended March 31, 2004 and 2003 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements prepared for Carrollton Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiary, Carrollton Bank, Carrollton Bank’s wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. (“CMSI”) and Carrollton Financial Services, Inc. (“CFS”), and Carrollton Bank’s 96.4% owned subsidiary, Carrollton Community Development Corporation (“CCDC”) (collectively, the “Bank”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 2 - NET INCOME PER SHARE

The calculation of net income per common share is as follows:

	Three Months Ended March 31,
	2004	2003
Basic:
Net income	$480,027	$349,245
Average common shares outstanding	2,828,078	2,821,757
Basic net income per common share	$0.17	$0.12
Diluted:
Net income	$480,027	$349,245
Average common shares outstanding	2,828,078	2,821,757
Stock option adjustment	39,834	5,270
Average common shares outstanding - diluted	2,867,912	2,827,027
Diluted net income per common share	$0.17	$0.12

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on— balance sheet instruments.  Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

March 31, 2004
Loan commitments	$64,001,056
Unused lines of credit	$83,177,198
Letters of credit	$2,725,490

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106, was revised in 2003 requiring additional disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  This Statement is effective for financial statements with fiscal years ending after December 15, 2003, with interim-period disclosures required by this Statement effective for interim periods beginning after December 15, 2003.  Certain disclosure provisions of the Statement are effective for fiscal years ending after June 15, 2004.

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

AICPA Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the “carrying over” of valuation allowances in loans and securities acquired in a transfer.  At transfer, the assets are to be recorded at the total cash flows expected to be collected.  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

Management does not expect these statements to have any material effect on the Company’s financial position or results of operation.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this quarterly report contains forward-looking statements, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  Important factors that might cause such a difference include, but are not limited to, those discussed in this section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

THE COMPANY

Carrollton Bancorp was formed on January 11, 1990 and is a Maryland chartered bank holding company.  The Company holds all of the outstanding shares of common stock of Carrollton Bank (the “Bank”).  The Bank is a commercial bank that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its Automated Teller Machines.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation.  The Bank considers its core market area to be the Baltimore Metropolitan Area.

CRITICAL ACCOUNTING POLICIES

The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain.  When applying accounting policies in areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets.  One of the most critical accounting policies applied is related to the valuation of the loan portfolio.

A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of underlying collateral and the timing of loan charge-offs.

The allowance for loan losses is one of the most difficult and subjective judgments.  The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans.  Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio.  Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors.  The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to the Bank’s service areas.  Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

FINANCIAL CONDITION

Changes in Financial Condition

Summary

Total assets increased $1.4 million to $303.8 million at March 31, 2004 compared to $302.4 million at the end of 2003. Gross loans decreased by $5.4 million or 2.7% to $193.9 million during the period as a result of the continued runoff of residential mortgages and home equity loans as customers refinance existing debt.

Investment Securities

Investment securities decreased $5.3 million from $64.7 million at December 31, 2003 to $59.4 million at March 31, 2004. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans Held for Sale

Loans held for sale increased $8.0 million from December 31, 2003 to March 31, 2004 due to the re-activation of the Company’s mortgage-banking subsidiary, Carrollton Mortgage Services, Inc. (“CMSI”) and the related mortgage loan origination activity. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual basis.

Loans

Total gross loans decreased $5.4 million or 2.7% to $193.9 million at March 31, 2004 from $199.3 million at December 31, 2003. The decrease was due to the runoff in residential mortgages and equity loans exceeding the growth in commercial real estate and small business lending. The commercial market remains very competitive, and the Company has experienced certain payoffs as a result of the customer refinancing elsewhere at a lower rate.

The following table provides information concerning non-performing assets and past due loans:

	March 31, 2004	December 31, 2003	March 31, 2003

Nonaccrual loans	$762,492	$712,116	$1,008,000
Restructured loans	661,974	661,974	568,069
Foreclosed real estate	176,423	100,000	156,967

Total nonperforming assets	$1,600,889	$1,474,090	$1,733,036

Accruing loans past-due 90 days or more	$1,334,501	$1,036,018	$1,493,000

Loans are placed on nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.  A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans at March 31, 2004 totaled $662,000.  Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans’ effective interest rates for loans that are not collateral dependent.

Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses (the

“allowance”) by provisions charged against earnings.  The allowance is maintained at a level which represents management’s best estimate of known and inherent losses in the existing portfolio.  The allowance consists of specific allowances for individual loans, a general allowance based on historical loan loss experience and current trends, and an unallocated allowance based on general economic conditions that affect the collectibility of the loan portfolio.

The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable.

The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans.  This process is reviewed on a regular basis.  The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types.  Historic trend analysis is utilized to obtain the factors to be applied.

Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories.  An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans.

Management believes that it has adequately assessed the risk of loss in the loan portfolios based on a subjective evaluation and has provided an allowance which is appropriate based on that assessment. Because the allowance is an estimate based on current conditions, any change in the economic conditions of the Company’s market area or change within a borrower’s business could result in a revised evaluation, which could alter the Company’s earnings.

The allowance for loan losses was $3.7 million at March 31, 2004, which was 1.88% of loans compared to $3.6 million at December 31, 2003, which was 1.83% of loans .  During the first three months of 2004, the Company experienced net recoveries of $3,000.  The ratio of net loan losses to average loans outstanding decreased to 0.00% for the quarter ended March 31, 2004 from 0.09% for the year ended December 31, 2003. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased to 0.82% as of March 31, 2004 compared to 0.74% at December 31, 2003.

The following table shows the activity in the allowance for loan losses:

	Three Months Ended March 31,
	2004	2003

Allowance for loan losses - beginning of period	$3,648,245	$3,578,762

Provision for loan losses	—	121,500
Charge-offs	27,835	13,099
Recoveries	31,260	4,988

Allowance for loan losses - end of period	$3,651,670	$3,692,151

Funding Sources

Total deposits increased by $4.8 million to $211.9 million as of March 31, 2004 from $207.1 million as of December 31, 2003. Interest-bearing accounts decreased by $767,000 while noninterest-bearing accounts increased by $5.6 million.  The Company intentionally attracted new noninterest-bearing accounts during the first quarter of 2004.

Advances from the Federal Home Loan Bank remain at $45.0 million, subject to the first call of $40.0 million in 2005. Total borrowings decreased to $56.0 million at March 31, 2004 compared to $59.0 million at the end of 2003.

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company’s liquidity is derived primarily from its deposit base and equity capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, investment securities due within one year, and securities available for sale.  Such assets totaled $99.0 million or 32.6% of total assets at March 31, 2004.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $147.2 million at March 31, 2004.  Of this total, management places a high probability of required funding within one year on approximately $31.8 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

The Company also has established lines of credit totaling $76 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) as an additional source of liquidity.  At March 31, 2004, the Company had $45.0 million outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.  Additionally, the Company has available unsecured federal funds lines of credit of $7 million with other institutions.  There was no balance outstanding under these lines at March 31, 2004. The lines bear interest at the current federal funds rate of the correspondent bank.

Capital Resources

Total shareholders’ equity increased to $34.3 million at March 31, 2004, or 0.4%, from $34.1 million at December 31, 2003.  The increase was due primarily to earnings of the Company of $480,000 less dividends on common stock of $255,000.  Additionally, capital was decreased by $103,000 of unrealized losses on securities available for sale, which is included as part of comprehensive income.

The following table summarizes the Company’s capital ratios:

	March 31, 2004	December 31, 2003	Minimum Regulatory Requirements

Risk-based capital ratios:
Tier 1 capital	14.03%	13.75%	4.00%
Total capital	15.77	15.51	8.00

Tier 1 leverage ratio	10.41	10.35	4.00

Market and Interest Rate Risk

The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The Asset/Liability Management Committee of the Board of Directors (the “ALCO”) oversees the Company’s management of interest rate risk.  The objective of the management of interest rate risk is to optimize net interest income during periods of volatile as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company’s liquidity, asset and earnings growth, and capital adequacy goals.

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2004, the Company is in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

RESULTS OF OPERATIONS

Summary

Carrollton Bancorp reported net income for the first quarter of 2004 of $480,000, or $.17 per share. For the same period of 2003, net income amounted to $349,000, or $.12 per share.

Return on average assets and return on average equity are key measures of a bank’s performance.  Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the quarter ended March 31, 2004 was 0.64%, compared to 0.43% for the corresponding period in 2003.  Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income.  Return on average equity for the quarter ended March 31, 2004 was 5.58%, compared to 4.12% for the corresponding period in 2003.

Interest and fee income on loans increased 0.4%, with total interest income decreasing 7.3%. Net interest income increased 15.5% due to decreased costs of deposits.  Noninterest income, excluding gains/losses on security sales, increased 22.0% and noninterest expenses increased 19.5% compared to the first quarter of 2003.

Net Interest Income

Net interest income for the Company on a tax equivalent basis increased from $2.4 million for the first quarter of 2003 to $2.7 million for the first quarter of 2004.  The net yield on average earning assets increased from 3.21% for the first quarter of 2003 to 4.03% for the first quarter of 2004. The increase in the net yield came principally from the decline in the cost of deposits, primarily caused by the repricing of a substantial amount of certificates of deposit in the second half of 2003.

Interest income on loans on a tax equivalent basis increased 0.4% during the first quarter of 2004 due to increased yields in both the residential and commercial mortgage loan portfolios.  The yield on loans increased to 6.84% during the first quarter of 2004 from 6.75% during the first quarter of 2003.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest income from investment securities and overnight investments on a tax equivalent basis was $592,000 for the first quarter of 2004, compared to $938,000 for the first quarter of 2003, representing a 37.0% decrease.  The portfolio on average decreased 26.8% and the overall yield on investments decreased from 3.90% for the first quarter of 2003 to 3.36% for the first quarter of 2004.

Interest expense decreased $667,000 to $1.3 million for the first quarter of 2004 from $1.9 million for the first quarter of 2003.  The decrease in interest expense was due to decreased deposits levels, primarily in higher costing deposits.  During the third quarter of 2003, a significant amount of 36 month certificates of deposit repriced, which contributed to the decline in the cost of deposits. The cost of interest-bearing deposits decreased to 1.22% for the first quarter of 2004 compared to 2.44% for the first quarter of 2003.  Interest-bearing deposits declined on average 14.9% to $161.7 million at March 31, 2004 from $190.0 million since March 31, 2003, with $28.9 million being from certificates of deposit.

The following tables, for the periods indicated, set forth information regarding the average balances of interest- earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31, 2004
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$13,223,173	$35,711	1.08%
Federal Home Loan Bank stock	2,250,000	19,580	3.48
Investment securities held to maturity and investment securities available for sale (a)	54,867,922	536,220	3.91
Loans, net of unearned income: (a)
Demand and time	48,361,534	596,375	4.93
Residential mortgage (b)	62,505,455	1,188,889	7.61
Commercial mortgage and construction	81,360,701	1,474,049	7.25
Installment	2,352,778	53,914	9.17
Lease financing	4,174,777	85,714	8.21
Total loans	198,755,245	3,398,941	6.84
Total interest-earning assets	269,096,340	3,990,452	5.93
Noninterest-earning assets:
Cash and due from banks	20,969,610
Premises and equipment	5,069,202
Other assets	7,266,691
Allowance for loan losses	(3,643,776)
Unrealized gains on available for sale securities	3,367,488
Total assets	$302,125,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$71,481,658	44,641	0.25%
Money market	29,834,093	55,271	0.74
Other time	60,372,294	392,866	2.60
Borrowings	56,337,746	784,022	5.57
	218,025,791	1,276,800	2.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	47,839,592
Other liabilities	1,844,007
Shareholders’ equity	34,416,165
Total liabilities and shareholders’ equity	$302,125,555

Net interest income		$2,713,652

Net interest spread			3.59%
Net interest margin			4.03%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

(b) Includes loans held for sale

	Three Months Ended March 31, 2003
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$19,464,328	$54,666	1.12%
Federal Home Loan Bank stock	2,499,899	27,740	4.44
Investment securities held to maturity and investment securities available for sale (a)	74,166,698	855,862	4.62
Loans, net of unearned income: (a)
Demand and time	36,899,229	580,114	6.29
Residential mortgage (b)	75,232,271	1,232,945	6.56
Commercial mortgage and construction	81,469,035	1,415,995	6.95
Installment	2,884,499	71,077	9.86
Lease financing	4,265,249	87,012	8.16
Total loans	200,750,283	3,387,143	6.75
Total interest-earning assets	296,881,208	4,325,411	5.83
Noninterest-earning assets:
Cash and due from banks	17,164,960
Premises and equipment	5,467,668
Other assets	4,130,380
Allowance for loan losses	(3,620,892)
Unrealized gains on available for sale securities	2,920,525
Total assets	$322,943,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$71,887,392	68,575	0.38%
Money market	28,839,421	78,451	1.09
Other time	89,225,728	1,012,814	4.54
Borrowings	57,946,247	784,032	5.41
	247,898,788	1,943,872	3.14
Noninterest-bearing liabilities:
Noninterest-bearing deposits	39,272,058
Other liabilities	1,831,182
Shareholders’ equity	33,941,821
Total liabilities and shareholders’ equity	$322,943,849

Net interest income		$2,381,539

Net interest spread			2.69%
Net interest margin			3.21%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

(b) Includes loans held for sale

Provision for Loan Losses

The provision for loan losses during the first quarter of 2004 was $0 compared to $121,500 for the same period in

2003. The provision was determined based on management’s review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 1.42% as of March 31, 2004 from 1.28% as of March 31, 2003, partly due to the 1.0% reduction in loans on average compared to 2003.

Noninterest Income

Noninterest income was $2.3 million for the three months ended March 31, 2004, an increase of $348,000 or 18.2%, compared to the corresponding period in 2003.  The Company experienced higher brokerage commissions, electronic banking income and mortgage-banking revenue in 2004 compared to 2003.

CMSI was re-activiated in 2004.  The mortgage-banking activity has been largely fueled by refinancing activity, which is heavily dependent on mortgage interest rates.  Mortgage-banking revenue was $426,000 for the three months ended March 31, 2004.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.  Brokerage commission increased $68,000, or 58.5%, during the three months ended March 31, 2004, compared to the same period in 2003.

The Company realized gains on the sales of securities of $116,000 for the three months ended March 31, 2004, compared to $154,000 for the same period in 2003.  These security gains were taken to reposition the Company’s securities portfolio for funding loans as well as because of interest rate considerations.

Electronic banking income increased $42,000 during the three month period ended March 31, 2004, compared to the same period in 2003.  This increase was primarily due to growth of national point of sale sponsorships and increased ATM traffic.

Noninterest Expense

Noninterest expense increased $689,000 or 19.5% for the three months ended March 31, 2004, compared to the same period in 2003.  The Company experienced increases in almost all categories of noninterest expense during the three months ended March 31, 2004.

Salaries and benefits, the largest component of noninterest expense, grew by $534,000, or 34.3%.  Full time equivalent staff increased from 121 positions at March 31, 2003 to 146 positions at March 31, 2004. Additional staff was added in conjunction with the re-activation of CMSI.

Occupancy expenses were $411,000 for the quarter ended March 31, 2004, compared to $331,000 for the same period in 2003, which represented an increase of $79,000 or 24.0%.  This increase was primarily due to additional occupancy expenses associated with CMSI.

Other operating expenses increased $95,000 or 8.1% for the three months ended March 31, 2004.  This increase was primarily due to additional operating expenses associated with CMSI, $48,000 in losses related to fraudulent customer transactions, and a robbery at one of the Company’s branches.

Income Taxes

For the three month period ended March 31, 2004, the Company’s effective tax rate was 30.8%, compared to 37.3% for the same period in 2003.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market and Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.                             CONTROLS AND PROCEDURES

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

PART II

ITEM 1.                             LEGAL PROCEEDINGS

The Carrollton Bank has been sued for damages, along with the personal representative of a deceased customer, in the Circuit Court for Anne Arundel County, Maryland.  The complaint alleges causes of action against the Bank for negligence, breach of contract, and breach of fiduciary duty and seeks damages of $132,000.  Counsel for the Bank has filed an Answer and Cross-Claim in the case to protect the Bank’s interest.

In December of 2003, the Bank filed a motion for summary judgment in the case seeking a dismissal of the lawsuit filed against the Bank.  The plaintiff also filed motions for summary judgment.  On February 4, 2004, the court denied all of the summary judgment motions filed by all parties in the case.  A pre-trial conference was held on April 6, 2004 before the Court.  A Motions’ Hearing has been scheduled for this case on May 13, 2004.  A “follow-up” pre-trial conference is scheduled before the Court for May 25, 2004.  Counsel for the plaintiffs has made a settlement offer to the Bank in the sum of $50,000.  This settlement offer is 38% of the Bank’s exposure in this case.  The President of the Bank has been advised of the settlement offer made by plaintiffs and is evaluating the same.  The Bank may either accept or reject the offer of settlement or make its own counter proposal of settlement all within its sound business judgment.  Counsel for the Bank is proceeding with preparations for the Motions’ Hearing and trial in this matter if the same is necessary. The anticipated trial date in this case is expected to be made by the Court for July or August of 2004. Counsel feels that this matter, however, may be resolved by settlement or litigation for a greatly reduced amount.

It does not appear to counsel that the Bank has any material liability exposure in this case.  Counsel has advised the Bank’s insurance carrier of the lawsuit.  Counsel feels the claims made in the lawsuit are “covered claims” under the Bank’s insurance policy, for which defense costs and indemnity are available to the Bank.

A lawsuit was filed on March 23, 2004 by three children, now adults, against the Bank and their estranged Father, seeking to collect certain trust funds that were misappropriated by their Father in July of 2000.  The only involvement of the Bank in this situation was that the Bank cashed the “recovery in tort for minors” checks at its Charles Street branch office for the Father.  Carrolton Bank and its counsel have prepared an Answer and Cross-Claim to file in the case to defend the Bank’s interest.  The Bank and its counsel are also attempting to achieve an amicable settlement of this lawsuit with the plaintiffs without further litigation.  The maximum exposure for the Bank in this matter appears to be approximately $25,000.  Counsel feels that the exposure of the Bank in this matter can be considerably reduced by either an aggressive defense and/or an amicable settlement between the parties.  Negotiations to achieve settlement in this matter are continuing.  No material loss is anticipated by the Bank in this litigation.

On March 30, 2004, certain motions, papers and other filings were made in the Circuit Court for Baltimore City for a case that was previously dismissed with prejudice on November 4, 2003 by the Court as to both the Bank and an employee of the Bank.  The plaintiff filed no appeal for post trial motions challenging the dismissal of his case.  Counsel for the Bank filed a motion to strike the plaintiff’s late filed papers in the Court on April 13, 2004.  The Court has made no ruling upon this motion to strike as of this date.  Counsel for the Bank expects that the motion to strike will be granted by the Court.  No loss is anticipated by the Bank in this case.

The Company is involved in various other legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operation or financial position of the Company.

ITEM 2.                   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 20, 2004.  At that meeting, directors were elected, the appointment of independent auditors was ratified and an increase in the number of shares available for issuance in the Company’s 1998 Long Term Incentive Plan was approved.

ITEM 5.                   OTHER INFORMATION

On April 15, 2004, the Board of Directors of the Company declared a $0.09 per share cash dividend to common shareholders of record on May 13, 2004, payable June 1, 2004.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

(31.1)                   Rule 13a-14(a) Certification by the Principal Executive Officer

(31.2)                   Rule 13a-14(a) Certification by the Principal Financial Officer

(32.1)                   Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)                   Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

On April 16, 2004, the Company furnished information pursuant to Item 12 of Form 8-K reporting first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	May 12, 2004	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	May 12, 2004	/s/ Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President, and
Chief Financial Officer