Form 10-Q
period 2004-06-30
CARROLLTON BANCORP
filed 2004-08-10
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes ☐ No ☒

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,836,083 common shares outstanding at August 6, 2004

CARROLLTON BANCORP

PART I

ITEM 1.                        FINANCIAL STATEMENTS

CARROLLTON BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$21,288,357	$19,711,633
Federal funds sold and Federal Home Loan Bank deposit	4,999,541	7,589,293
Cash and cash equivalents	26,287,898	27,300,926
Federal Home Loan Bank stock, at cost	2,250,000	2,250,000
Investment securities:
Available for sale	53,351,793	62,458,957
Held to maturity (fair value of $25,000 in 2004 and 2003)	25,000	25,000
Loans held for sale	9,870,140	2,241,583
Loans, less allowance for loan losses of $3,607,640 in 2004 and $3,648,245 in 2003	202,168,677	195,648,316
Premises and equipment	4,916,713	5,079,551
Accrued interest receivable	1,316,092	1,421,554
Foreclosed real estate	67,000	100,000
Prepaid income taxes	—	33,910
Other assets	5,864,692	5,850,178

	$306,118,005	$302,409,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$51,151,324	$42,484,836
Interest-bearing	158,433,769	164,571,264
Total deposits	209,585,093	207,056,100
Federal funds purchased and securities sold under agreement to repurchase	12,351,132	11,951,594
Notes payable - U.S. Treasury	1,833,893	2,025,339
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	453,629	451,055
Deferred income taxes	73,878	286,475
Income taxes payable	277,279	—
Other liabilities	2,258,476	1,514,530
	271,833,380	268,285,093

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,832,733 in 2004 and 2,828,078 in 2003	2,832,733	2,828,078
Surplus	18,736,843	18,682,387
Retained earnings	10,948,858	10,427,425
Accumulated other comprehensive income	1,766,191	2,186,992
	34,284,625	34,124,882

	$306,118,005	$302,409,975

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$3,640,090	$3,240,758	$7,035,156	$6,623,845
Investment securities:
Taxable	342,584	605,917	768,619	1,297,944
Nontaxable	48,490	56,020	98,666	110,834
Dividends	73,717	27,796	105,212	56,988
Federal funds sold and interest-bearing deposits with other banks	19,938	129,786	48,692	212,536

Total interest income	4,124,819	4,060,277	8,056,345	8,302,147

Interest expense:
Deposits	487,258	1,130,689	980,037	2,290,530
Borrowings	788,523	795,835	1,572,544	1,579,868

Total interest expense	1,275,781	1,926,524	2,552,581	3,870,398

Net interest income	2,849,038	2,133,753	5,503,764	4,431,749
Provision for loan losses	—	121,500	—	243,000

Net interest income after provision for loan losses	2,849,038	2,012,253	5,503,764	4,188,749

Noninterest income:
Service charges on deposit accounts	226,857	245,250	461,696	511,140
Brokerage commissions	166,715	124,508	351,201	240,872
Other fees and commissions	1,262,244	1,414,179	2,562,953	2,791,103
Security gains, net	—	192,879	115,810	346,997
Mortgage-banking fees and gains	909,070	198,322	1,334,648	198,322

Total noninterest income	2,564,886	2,175,138	4,826,308	4,088,434

Noninterest expenses:
Salaries	2,156,166	1,440,615	3,824,177	2,687,726
Employee benefits	451,347	308,207	873,723	617,319
Occupancy	374,105	355,458	784,739	686,673
Furniture and equipment	430,368	453,402	881,589	923,914
Other operating expenses	1,158,729	1,275,374	2,428,532	2,450,413

Total noninterest expenses	4,570,715	3,833,056	8,792,760	7,366,045

Income before income taxes	843,209	354,335	1,537,312	911,138
Income tax provision	292,376	89,574	506,452	297,133

Net income	$550,833	$264,761	$1,030,860	$614,005

Net income per common share - basic	$0.19	$0.09	$0.36	$0.22

Net income per common share - diluted	$0.19	$0.09	$0.36	$0.22

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004 and 2003 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances at December 31, 2002	$2,821,757	$18,617,608	$10,513,874	$1,737,840
Net income	—	—	614,005	—	$614,005
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	377,491	377,491
Comprehensive income					$991,496

Stock options exercised	4,930	48,932	—	—

Cash dividends, $0.18	—	—	(507,997)	—
Balances at June 30, 2003	$2,826,687	$18,666,540	$10,619,882	$2,115,331

Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income	—	—	1,030,860	—	$1,030,860
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(420,801)	(420,801)
Comprehensive income					$610,059

Shares acquired and cancelled	—	—	—	—

Stock options exercised	4,655	54,456	—	—

Cash dividends, $0.18	—	—	(509,427)	—
Balances at June 30, 2004	$2,832,733	$18,736,843	$10,948,858	$1,766,191

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,030,860	$614,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	243,000
Depreciation and amortization	718,643	730,934
Deferred income taxes	52,169	—
Amortization of premiums and discounts	127,697	205,692
Gains on disposal of securities	(115,810)	(346,997)
Loans held for sale made, net of principal sold	(6,293,909)	(3,040,856)
Mortgage-banking fees and gains	(1,334,648)	(198,322)
Gains on sale of premises and equipment	(18,092)	(33,024)
Gains on sale of foreclosed real estate	—	(16,087)
Write-down of foreclosed real estate	25,577	—
(Increase) decrease in:
Accrued interest receivable	105,462	205,601
Prepaid income taxes	311,189	152,591
Other assets	(14,514)	969,389
Increase in:
Accrued interest payable	2,574	4,146
Income taxes payable	—	186,453
Other liabilities	743,946	545,006
Net cash provided by (used in) operating activities	(4,658,856)	221,531

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,518,491	551,156
Proceeds from maturities of securities available for sale	19,046,630	66,388,389
Proceeds from redemption of Federal Home Loan Bank stock	—	250,000
Purchase of securities available for sale	(13,155,410)	(69,645,739)
Purchase of bank owned life insurance	—	(4,000,000)
Loans made, net of principal collected	(6,604,861)	3,853,730
Purchase of loans, net of principal collected	—	4,579,584
Purchase of premises and equipment	(778,068)	(180,852)
Proceeds from sale of premises and equipment	240,354	75,000
Proceeds from sale of foreclosed real estate	91,923	190,101
Net cash provided by investing activities	1,359,059	2,061,369

Cash flows from financing activities:
Net decrease in time deposits	(21,747,213)	(247,761)
Net increase in other deposits	24,276,206	11,739,449
Net increase in other borrowed funds	208,092	1,733,566
Dividends paid	(509,427)	(507,997)
Proceeds from issuance of shares	59,111	53,862
Common stock repurchase and retirement	—	—
Net cash provided by financing activities	2,286,769	12,771,119
Net increase (decrease) in cash and cash equivalents	(1,013,028)	15,054,019
Cash and cash equivalents at beginning of period	27,300,926	31,399,756
Cash and cash equivalents at end of period	$26,287,898	$46,453,775

Supplemental information:
Interest paid on deposits and borrowings	$2,550,007	$3,866,252
Income taxes paid	407,860	181,852
Transfer of loan to foreclosed real estate	84,500	112,327

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and six months ended June 30, 2004 and 2003 is unaudited)

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

The consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 2 - NET INCOME PER SHARE

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic:
Net income	$550,833	$264,761	$1,030,860	$614,005
Average common shares outstanding	2,831,080	2,824,081	2,829,579	2,822,926
Basic net income per common share	$0.19	$0.09	$0.36	$0.22
Diluted:
Net income	$550,833	$264,761	$1,030,860	$614,005
Average common shares outstanding	2,831,080	2,824,081	2,829,579	2,822,926
Stock option adjustment	29,127	9,116	33,477	7,186
Average common shares outstanding - diluted	2,860,207	2,833,197	2,863,056	2,830,112
Diluted net income per common share	$0.19	$0.09	$0.36	$0.22

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on- balance-sheet instruments.  Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

June 30, 2004
Loan commitments	$34,498,781
Unused lines of credit	$88,900,143
Letters of credit	$3,044,096

NOTE 4 - RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee’s highest average rate of earnings for the three consecutive years during the last five full years before retirement. The Company’s funding policy is to contribute annually the amount recommended by the Plan’s independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company.

The Plan’s investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the Plan. Investment objectives have been established by considering the Plan’s liquidity needs and time horizon and the fiduciary standards under ERISA. The asset allocation strategy is developed to meet the Plan’s long term needs in a manner designed to control volatility and to reflect the Company’s risk tolerance.

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

The net periodic benefit cost for the Plan for the six months ended June 30 is as follows:

	2004	2003
Service cost	$264,204	$217,494
Interest cost	272,855	272,200
Expected return on plan assets	(289,348)	(269,149)
Net amortization and deferral	52,762	83,230
Net periodic benefit cost	$300,473	$303,775

The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code.  Employees with one year of service are eligible for participation in the plan.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106, was revised in 2003 requiring additional disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  This Statement is effective for financial statements with fiscal years ending after December 15, 2003, with interim-period disclosures required by this Statement effective for interim periods beginning after December 15, 2003.  Certain disclosure provisions of the Statement are effective for fiscal years ending after June 15, 2004.

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

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan.  The provisions of the Bulletin must be applied to loan commitments accounted for as derivatives for reporting periods beginning after March 31, 2004.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment.  The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments.  The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows:  Step 1:  Determine whether the investment is impaired.  An investment is impaired if its fair value is less than its cost.  Step 2:  Evaluate whether the impairment is other- than-temporary.  Step 3:  If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.  The three-step model used to determine other- than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004.

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

THE COMPANY

Carrollton Bancorp was formed on January 11, 1990 and is a Maryland chartered bank holding company.  The Company holds all of the outstanding shares of common stock of Carrollton Bank.  The Bank is a commercial bank that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its Automated Teller Machines.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation, with limits.  The Bank considers its core market area to be the Baltimore Metropolitan Area.

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

A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral and the timing of loan charge-offs.

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

FINANCIAL CONDITION

Changes in Financial Condition

Summary

Total assets increased $3.7 million to $306.1 million at June 30, 2004 compared to $302.4 million at the end of 2003. Gross loans increased by $6.5 million or 3.3% to $205.8 million during the period as a result of loan growth.

Investment Securities

Investment securities decreased $9.1 million from $62.5 million at December 31, 2003 to $53.4 million at June 30, 2004. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans Held for Sale

Loans held for sale increased $7.6 million from December 31, 2003 to June 30, 2004 due to increased origination activity during the first six months of 2004. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual basis.

Loans

Total gross loans increased $6.5 million or 3.3% to $205.8 million at June 30, 2004 from $199.3 million at December 31, 2003. The increase was due to growth in commercial real estate and small business lending.

The following table provides information concerning non-performing assets and past due loans:

	June 30, 2004	December 31, 2003	June 30, 2003

Nonaccrual loans	$758,254	$712,116	$659,134
Restructured loans	470,782	661,974	661,974
Foreclosed real estate	67,000	100,000	156,709

Total nonperforming assets	$1,296,036	$1,474,090	$1,477,817

Accruing loans past-due 90 days or more	$2,170,772	$1,036,018	$1,909,460

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

A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans at June 30, 2004 totaled $470,782.  Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans’ effective interest rates for loans that are not collateral dependent.

Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses (the allowance”) by provisions charged against earnings.  The allowance is maintained at a level which represents management’s best estimate of known and inherent losses in the existing portfolio.  The allowance consists of specific allowances for individual loans, a general allowance based on historical loan loss experience and current trends, and an unallocated allowance based on general economic conditions that affect the collectibility of the loan portfolio.

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

The allowance for loan losses was $3.6 million at June 30, 2004, which was 1.75% of loans compared to $3.6 million at December 31, 2003, which was 1.83% of loans .  During the first six months of 2004, the Company experienced net charge-offs of $41,000.  The ratio of net loan losses to average loans outstanding decreased to 0.02% for the six months ended June 30, 2004 from 0.09% for the year ended December 31, 2003. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate decreased to 0.63% as of June 30, 2004 compared to 0.74% at December 31, 2003.

The following table shows the activity in the allowance for loan losses:

	Six Months Ended June 30,
	2004	2003

Allowance for loan losses - beginning of period	$3,648,245	$3,578,762

Provision for loan losses	—	243,000
Charge-offs	(197,282)	(178,615)
Recoveries	156,677	106,264

Allowance for loan losses - end of period	$3,607,640	$3,749,411

Funding Sources

Total deposits increased by $2.5 million to $209.6 million as of June 30, 2004 from $207.1 million as of December 31, 2003. Interest-bearing accounts decreased by $6.1 million while noninterest-bearing accounts increased by $8.7 million.  The Company intentionally attracted new noninterest-bearing accounts during the first six months of 2004.

Advances from the Federal Home Loan Bank remain at $45.0 million, subject to the first call of $40.0 million in 2005. Total borrowings increased to $59.2 million at June 30, 2004 compared to $59.0 million at the end of 2003.

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company’s liquidity is derived primarily from its deposit base and equity capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, investment securities due within one year, and securities available for sale.  Such assets totaled $89.5 million or 29.3% of total assets at June 30, 2004.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $123.4 million at June 30, 2004.  Of this total, management places a high probability of required funding within one year on approximately $34.8 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

The Company also has established lines of credit totaling $76 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) as an additional source of liquidity.  At June 30, 2004, the Company had $45.0 million outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.  Additionally, the Company has available unsecured federal funds lines of credit of $7 million with other institutions.  There was no balance outstanding under these lines at June 30, 2004. The lines bear interest at the current federal funds rate of the correspondent bank.

Capital Resources

Total shareholders’ equity increased 0.5% to $34.3 million at June 30, 2004.  Earnings of the Company of $1.0 million for the six months ended June 30, 2004 were offset by dividends of $0.5 million and a decrease in capital of $0.4 million from unrealized losses on securities available for sale.

The following table summarizes the Company’s capital ratios:

	June 30, 2004	December 31, 2003	Minimum Regulatory Requirements

Risk-based capital ratios:
Tier 1 capital	13.37%	13.75%	4.00%
Total capital	15.08	15.51	8.00

Tier 1 leverage ratio	10.34	10.35	4.00

Market Risk and Interest Rate Sensitivity

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2004, the Company is in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

RESULTS OF OPERATIONS

Summary

Carrollton Bancorp reported net income for the first six months of 2004 of $1.0 million, or $0.36 per share. For the same period of 2003, net income amounted to $614,000, or $0.22 per share.

Return on average assets and return on average equity are key measures of a bank’s performance.  Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the six months ended June 30, 2004 was 0.68%, compared to 0.38% for the corresponding period in 2003.  Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income.  Return on average equity for the six months ended June 30, 2004 was 6.04%, compared to 3.60% for the corresponding period in 2003.

Interest and fee income on loans increased 6.2% as a result of loan growth, with total interest income decreasing 3.0%. Net interest income increased 24.2% due to the experienced loan growth and to decreased costs of deposits.  Noninterest income, excluding gains/losses on security sales, increased 25.9% and noninterest expenses increased 19.4% compared to the first six months of 2003.

Net Interest Income

Net interest income for the Company on a tax equivalent basis increased from $4.6 million for the first six months of 2003 to $5.6 million for the first six months of 2004.  The net yield on average earning assets increased from 3.07% for the first six months of 2003 to 4.16% for the first six months of 2004. The increase in the net yield came principally from the decline in the cost of deposits, primarily caused by the repricing of a substantial amount of certificates of deposit in the second half of 2003 as well as from loan growth.

Interest income on loans on a tax equivalent basis increased 6.2% during the first six months of 2004 due to the growth in the loan portfolio.  The yield on loans increased to 6.94% during the first six months of 2004 from 6.69% during the first six months of 2003.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest income from investment securities and overnight investments on a tax equivalent basis was $1,115,000 for the first six months of 2004, compared to $1,801,000 for the first six months of 2003, representing a 38.1% decrease.  The portfolio on average decreased 32.6% and the overall yield on investments decreased from 3.65% for the first six months of 2003 to 3.35% for the first six months of 2004.

Interest expense decreased $1.3 million to $2.6 million for the first six months of 2004 from $3.9 million for the first six months of 2003.  The decrease in interest expense was due to decreased deposit levels, primarily in higher costing deposits.  During the third quarter of 2003, a significant amount of 36 month certificates of deposit repriced, which contributed to the decline in the cost of deposits. The cost of interest-bearing deposits decreased to 1.22% for the first six months of 2004 compared to 2.41% for the first six months of 2003.  Interest-bearing deposits declined on average 15.2% to $161.4 million at June 30, 2004 from $190.3 million since June 30, 2003, with $29.1 million of the decline being from certificates of deposit.

The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Six Months Ended June 30, 2004
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$10,222,620	$48,692	0.95%
Federal Home Loan Bank stock	2,250,000	39,177	3.48
Investment securities held to maturity and investment securities available for sale (a)	54,075,805	1,026,894	3.80
Loans, net of unearned income: (a)
Demand and time	48,719,216	1,169,080	4.80
Residential mortgage (b)	64,203,800	2,605,353	8.12
Commercial mortgage and construction	83,550,320	2,995,522	7.17
Installment	2,383,393	107,025	8.98
Lease financing	4,174,931	165,388	7.92
Total loans	203,031,660	7,042,368	6.94
Total interest-earning assets	269,580,085	8,157,131	6.05
Noninterest-earning assets:
Cash and due from banks	20,850,900
Premises and equipment	5,045,640
Other assets	7,249,770
Allowance for loan losses	(3,647,463)
Unrealized gains on available for sale securities	3,246,060
Total assets	$302,324,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$72,337,217	90,271	0.25%
Money market	28,909,137	116,629	0.81
Other time	60,155,695	773,137	2.57
Borrowings	56,868,315	1,572,544	5.53
	218,270,364	2,552,581	2.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	48,130,998
Other liabilities	1,807,174
Shareholders’ equity	34,116,456
Total liabilities and shareholders’ equity	$302,324,992

Net interest income		$5,604,550

Net interest spread			3.71%
Net interest margin			4.16%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

(b) Includes loans held for sale

	Six Months Ended June 30, 2003
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$23,001,367	$130,687	1.14%
Federal Home Loan Bank stock	2,455,751	54,832	4.47
Investment securities held to maturity and investment securities available for sale (a)	73,302,170	1,615,187	4.41
Loans, net of unearned income: (a)
Demand and time	37,080,831	1,177,203	6.35
Residential mortgage (b)	72,136,088	2,338,147	6.48
Commercial mortgage and construction	82,094,123	2,807,101	6.84
Installment	2,750,876	134,336	9.77
Lease financing	4,163,335	175,219	8.42
Total loans	198,225,253	6,632,006	6.69
Total interest-earning assets	296,984,541	8,432,712	5.68
Noninterest-earning assets:
Cash and due from banks	18,327,083
Premises and equipment	5,336,213
Other assets	5,582,813
Allowance for loan losses	(3,668,782)
Unrealized gains on available for sale securities	3,213,732
Total assets	$325,775,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$72,878,860	137,881	0.38%
Money market	28,184,082	150,528	1.07
Other time	89,240,250	2,002,121	4.49
Borrowings	58,615,801	1,579,868	5.39
	248,918,993	3,870,398	3.11
Noninterest-bearing liabilities:
Noninterest-bearing deposits	40,811,640
Other liabilities	1,961,168
Shareholders’ equity	34,083,799
Total liabilities and shareholders’ equity	$325,775,600

Net interest income		$4,562,314

Net interest spread			2.57%
Net interest margin			3.07%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

(b) Includes loans held for sale

Provision for Loan Losses

The provision for loan losses during the first six months of 2004 was $0 compared to $243,000 for the same period in

2003. The provision was determined based on management’s review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans remained stable at 1.65% and 1.62% at June 30, 2004 and June 30, 2003, respectively.

Noninterest Income

Noninterest income was $4.8 million for the six months ended June 30, 2004, an increase of $738,000 or 18.1%, compared to the corresponding period in 2003.  The Company experienced higher brokerage commissions and mortgage-banking revenue in 2004 compared to 2003.

CMSI was re-activiated in 2004.  The mortgage-banking activity has been largely fueled by refinancing activity, which is heavily dependent on mortgage interest rates.  Mortgage-banking revenue was $1,335,000 for the six months ended June 30, 2004.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.  Brokerage commission increased $110,000, or 45.8%, during the six months ended June 30, 2004, compared to the same period in 2003.

The Company realized gains on the sales of securities of $116,000 for the six months ended June 30, 2004, compared to $347,000 for the same period in 2003.  These security gains were taken to reposition the Company’s securities portfolio for funding loans as well as because of interest rate considerations.

Electronic banking income decreased $78,000 during the six month period ended June 30, 2004, compared to the same period in 2003.  This decrease was primarily due to a decline in national point of sale sponsorships.

Noninterest Expense

Noninterest expense increased $1,427,000 or 19.4% for the six months ended June 30, 2004, compared to the same period in 2003.  The Company experienced increases in almost all categories of noninterest expense during the six months ended June 30, 2004.

Salaries and benefits, the largest component of noninterest expense, grew by $1,393,000, or 42.1%.  Full time equivalent staff increased from 118 positions at June 30, 2003 to 164 positions at June 30, 2004. Additional staff was added in conjunction with the re-activation of CMSI.

Occupancy expenses were $785,000 for the six months ended June 30, 2004, compared to $687,000 for the same period in 2003, which represented an increase of $98,000 or 14.3%.  This increase was primarily due to additional occupancy expenses associated with CMSI.

Other operating expenses decreased $22,000 or 0.9% for the six months ended June 30, 2004.  This decrease was primarily due to a decrease in legal fees, offset by increases in operating expenses incurred in the operations of CMSI.

Income Taxes

For the six month period ended June 30, 2004, the Company’s effective tax rate was 32.9%, compared to 32.6% for the same period in 2003.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.                        CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as those terms are defined in Exchange Act Rules 240-13-a-14(c) and 15d-14(c)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the Securities Exchange Act of 1934. The chief executive officer and the chief financial officer have each reviewed and evaluated the effectiveness of the Company’s internal controls and procedures as of a date within 90 days of the filing of this six month report and have each concluded that such disclosure controls and procedures are effective.

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

PART II

ITEM 1.                        LEGAL PROCEEDINGS

Carrollton Bank was sued for damages, along with the personal representative of a deceased customer, in the Circuit Court for Anne Arundel County, Maryland.  The complaint alleged causes of action against the Bank for negligence, breach of contract, and breach of fiduciary duty and sought damages of $132,000. Counsel for the Bank negotiated a settlement with the plaintiffs to secure a dismissal of the claims against the Bank for the amount of $25,000, which was paid by the Bank’s insurer.

A lawsuit was filed on March 23, 2004 by three children, now adults, against the Bank and their estranged Father, seeking to collect certain trust funds that were misappropriated by their Father in July of 2000.  The only involvement of the Bank in this situation was that the Bank cashed the “recovery in tort for minors” checks at its Charles Street branch office for the Father.  Counsel for the Bank negotiated a settlement with the plaintiffs to secure a dismissal of the claims against the Bank for the amount of $17,000, which was paid during the second quarter of 2004.

On March 30, 2004, certain motions, papers and other filings were made in the Circuit Court for Baltimore City for a case that was previously dismissed with prejudice on November 4, 2003 by the Court as to both the Bank and an employee of the Bank.  The plaintiff filed no appeal for post trial motions challenging the dismissal of his case.  As of this date, the dismissal stands.

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

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                        OTHER INFORMATION

On July 22, 2004, the Board of Directors of the Company declared a $0.10 per share cash dividend to common shareholders of record on August 12, 2004, payable September 1, 2004.

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

On July 23, 2004, the Company furnished information pursuant to Item 12 of Form 8-K reporting second quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	August 6, 2004	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	August 6, 2004	/s/ Randall M. Robey

Randall M. Robey
Treasurer, Executive Vice President, and Chief Financial Officer