Form 10-Q/A
period 2004-03-31
CARROLLTON BANCORP
filed 2004-11-10
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE TO AMENDED REPORT ON FORM 10-Q/A

On May 12, 2004, Carrollton Bancorp (the “Company”) filed its Quarterly report on Form 10-Q for the period ended March 31, 2004. In October of 2004, the Company discovered an error in accounting for certain fees and costs of its mortgage subsidiary, Carrollton Mortgage Services, Inc and determined that a restatement of the Company’s earnings for the first quarter of 2004 would be necessary.

This amended Quarterly Report on Form 10-Q/A corrects and restates the Company’s consolidated financial statements and other financial information for all the periods shown to properly reflect the effects of the accounting error. The financial statement items affected by the correction are loans, prepaid income taxes, income taxes payable, other liabilities, retained earnings, loan interest income, mortgage-banking fees and gains, salaries, income tax provision, net income, basic and diluted earnings per share, totals and other amounts that are calculated using those items, and the related footnotes. Related corrections also have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CARROLLTON BANCORP

PART I

ITEM 1.                             FINANCIAL STATEMENTS

CARROLLTON BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(unaudited)
ASSETS
Cash and due from banks	$21,539,589	$19,711,633
Federal funds sold and Federal Home Loan Bank deposit	10,017,671	7,589,293
Cash and cash equivalents	31,557,260	27,300,926
Federal Home Loan Bank stock, at cost	2,250,000	2,250,000
Investment securities:
Available for sale	57,162,882	62,458,957
Held to maturity (fair value of $25,000 in 2004 and 2003)	25,000	25,000
Loans held for sale	10,230,477	2,241,583
Loans, less allowance for loan losses of $3,651,670 in 2004 and $3,648,245 in 2003	190,148,843	195,648,316
Premises and equipment	4,992,513	5,079,551
Accrued interest receivable	1,409,458	1,421,554
Foreclosed real estate	176,423	100,000
Prepaid income taxes	46,893	33,910
Other assets	5,819,420	5,850,178

	$303,819,169	$302,409,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$48,068,815	$42,484,836
Interest-bearing	163,803,930	164,571,264
Total deposits	211,872,745	207,056,100
Federal funds purchased and securities sold under agreement to repurchase	9,836,421	11,951,594
Notes payable U.S. Treasury	1,152,190	2,025,339
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	451,502	451,055
Deferred income taxes	274,060	286,475
Income taxes payable	—	—
Other liabilities	1,157,571	1,514,530
	269,744,489	268,285,093

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,828,078 in 2004 and 2003	2,828,078	2,828,078
Surplus	18,682,387	18,682,387
Retained earnings	10,479,868	10,427,425
Accumulated other comprehensive income	2,084,347	2,186,992
	34,074,680	34,124,882

	$303,819,169	$302,409,975

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Interest income:
Loans	$3,253,680	$3,383,087
Investment securities:
Taxable	426,035	692,026
Nontaxable	50,176	54,814
Dividends	31,495	29,192
Federal funds sold and interest-bearing deposits with other banks	28,754	82,750

Total interest income	3,790,140	4,241,869

Interest expense:
Deposits	492,779	1,159,840
Borrowings	784,021	784,032

Total interest expense	1,276,800	1,943,872

Net interest income	2,513,340	2,297,997
Provision for loan losses	—	121,500

Net interest income after provision for loan losses	2,513,340	2,176,497

Noninterest income:
Service charges on deposit accounts	234,839	265,890
Brokerage commissions	184,486	116,365
Other fees and commissions	1,300,709	1,376,924
Security gains, net	115,810	154,118
Mortgage-banking fees and gains	234,670	—

Total noninterest income	2,070,514	1,913,297

Noninterest expenses:
Salaries	1,617,658	1,247,111
Employee benefits	422,376	309,112
Occupancy	410,634	331,214
Furniture and equipment	451,221	470,512
Other operating expenses	1,269,803	1,175,039

Total noninterest expenses	4,171,692	3,532,988

Income before income taxes	412,162	556,806
Income tax provision	105,190	207,561

Net income	$306,972	$349,245

Net income per common share - basic	$0.11	$0.12

Net income per common share - diluted	$0.11	$0.12

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004 and 2003 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances at December 31, 2002	$2,821,757	$18,617,608	$10,513,874	$1,737,840
Net income	—	—	349,245	—	$349,245
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	393,541	393,541
Comprehensive income					$742,786

Cash dividends, $0.09	—	—	(253,925)	—
Balances at March 31, 2003	$2,821,757	$18,617,608	$10,609,194	$2,131,381

Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income	—	—	306,972	—	$306,972
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(102,645)	(102,645)
Comprehensive income					$204,327

Cash dividends, $0.09	—	—	(254,529)	—
Balances at March 31, 2004	$2,828,078	$18,682,387	$10,479,868	$2,084,347

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$306,972	$349,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	121,500
Deprecation and amortization	318,990	373,432
Deferred income taxes	(12,415)	—
Amortization of premiums and discounts	75,037	112,209
(Gains) losses on disposal of securities	(115,810)	(154,118)
Loans held for sale made, net of principal sold	(7,754,224)	—
Mortgage-banking fees and gains	(234,670)	—
(Gains) losses on sale and write-down of premises and equipment	18,762	(38,024)
(Gains) losses on sale of foreclosed real estate	—	(16,087)
Write-down of foreclosed real estate	8,077	—
(Increase) decrease in:
Accrued interest receivable	12,096	(293,924)
Prepaid income taxes	(12,983)	132,289
Other assets	30,758	460,647
Increase (decrease) in:
Accrued interest payable	447	(7,182)
Other liabilities	(356,959)	154,648
Net cash provided by (used in) operating activities	(7,715,922)	1,194,635

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,518,491	264,050
Proceeds from maturities of securities available for sale	15,871,124	26,744,974
Purchase of securities available for sale	(13,155,410)	(33,678,891)
Purchase of bank owned life insurance	—	(4,000,000)
Loans made, net of principal collected	5,414,972	7,387,413
Purchase of loans, net of principal collected	—	2,578,309
Purchase of premises and equipment	(327,573)	(53,289)
Proceeds from sale of premises and equipment	76,859	75,000
Proceeds from sale of foreclosed real estate	—	190,101
Net cash provided by (used in) investing activities	10,398,463	(492,333)

Cash flows from financing activities:
Net increase (decrease) in time deposits	(2,295,988)	321,099
Net increase (decrease) in other deposits	7,112,633	(2,227,138)
Net increase (decrease) in other borrowed funds	(2,988,323)	1,179,055
Dividends paid	(254,529)	(253,925)
Net cash provided by (used in) financing activities	1,573,793	(980,909)
Net increase (decrease) in cash and cash equivalents	4,256,334	(278,607)
Cash and cash equivalents at beginning of period	27,300,926	31,399,756
Cash and cash equivalents at end of period	$31,557,260	$31,121,149

Supplemental information:
Interest paid on deposits and borrowings	$1,276,353	$1,951,054
Income taxes paid	130,588	89,567
Transfer of loan to foreclosed real estate	84,500	112,327

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months ended March 31, 2004 and 2003 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements prepared for the Company have been prepared in accordance with the instructions for Form 10-Q/A and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K.

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

NOTE 2 - NET INCOME PER SHARE

The calculation of net income per common share is as follows:

	Three Months Ended March 31,
	2004	2003
Basic:
Net income	$306,972	$349,245
Average common shares outstanding	2,828,078	2,821,757
Basic net income per common share	$0.11	$0.12
Diluted:
Net income	$306,972	$349,245
Average common shares outstanding	2,828,078	2,821,757
Stock option adjustment	39,834	5,270
Average common shares outstanding - diluted	2,867,912	2,827,027
Diluted net income per common share	$0.11	$0.12

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on- balance sheet instruments.  Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

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

FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106, was revised in 2003 requiring additional disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  This Statement is effective for financial statements with fiscal years ending after December 15, 2003, with interim-period disclosures required by this Statement effective for interim periods beginning after December 15, 2003.  Certain disclosure provisions of the Statement are effective for fiscal years ending after June 15, 2004.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

FINANCIAL CONDITION

Changes in Financial Condition

Summary

Total assets increased $1.4 million to $303.8 million at March 31, 2004 compared to $302.4 million at the end of 2003. Gross loans decreased by $5.5 million or 2.8% to $193.8 million during the period as a result of the continued runoff of residential mortgages and home equity loans as customers refinance existing debt.

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

Loans

Total gross loans decreased $5.5 million or 2.8% to $193.8 million at March 31, 2004 from $199.3 million at December 31, 2003. The decrease was due to the runoff in residential mortgages and equity loans exceeding the growth in commercial real estate and small business lending. The commercial market remains very competitive, and the Company has experienced certain payoffs as a result of the customer refinancing elsewhere at a lower rate.

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

Capital Resources

Total shareholders’ equity remained relatively stable at $34.1 million at March 31, 2004 and December 31, 2003 .

The following table summarizes the Company’s capital ratios:

	March 31, 2004	December 31, 2003	Minimum Regulatory Requirements

Risk-based capital ratios:
Tier 1 capital	13.95%	13.75%	4.00%
Total capital	15.69	15.51	8.00

Tier 1 leverage ratio	10.35	10.35	4.00

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

RESULTS OF OPERATIONS

Summary

Carrollton Bancorp reported net income for the first quarter of 2004 of $307,000, or $.11 per share. For the same period of 2003, net income amounted to $349,000, or $.12 per share.

Return on average assets and return on average equity are key measures of a bank’s performance.  Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the quarter ended March 31, 2004 was 0.41%, compared to 0.43% for the corresponding period in 2003.  Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income.  Return on average equity for the quarter ended March 31, 2004 was 3.57%, compared to 4.12% for the corresponding period in 2003.

Interest and fee income on loans decreased 3.8%, with total interest income decreasing 10.6%. Net interest income increased 9.4% due to decreased costs of deposits.  Noninterest income, excluding gains/ losses on security sales, increased 11.1% and noninterest expenses increased 18.1% compared to the first quarter of 2003.

Net Interest Income

Net interest income for the Company on a tax equivalent basis increased from $2.4 million for the first quarter of 2003 to $2.6 million for the first quarter of 2004.  The net yield on average earning assets increased from 3.21% for the first quarter of 2003 to 3.82% for the first quarter of 2004. The increase in the net yield came principally from the decline in the cost of deposits, primarily caused by the repricing of a substantial amount of certificates of deposit in the second half of 2003.

Interest income on loans on a tax equivalent basis decreased 3.8% during the first quarter of 2004 due to decreased yields in the loan portfolio.  The yield on loans decreased to 6.56% during the first quarter of 2004 from 6.75% during the first quarter of 2003.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest income from investment securities and overnight investments on a tax equivalent basis was $592,000 for the first quarter of 2004, compared to $938,000 for the first quarter of 2003, representing a 37.0% decrease.  The portfolio on average decreased 26.8% and the overall yield on investments decreased from 3.90% for the first quarter of 2003 to 3.36% for the first quarter of 2004.

Interest expense decreased $667,000 to $1.3 million for the first quarter of 2004 from $1.9 million for the first quarter of 2003.  The decrease in interest expense was due to decreased deposits levels, primarily in higher costing deposits.  During the third quarter of 2003, a significant amount of 36 month certificates of deposit repriced, which contributed to the decline in the cost of deposits. The cost of interest-bearing deposits decreased to 1.22% for the first quarter of 2004 compared to 2.44% for the first quarter of 2003.  Interest- bearing deposits declined on average 14.9% to $161.7 million at March 31, 2004 from $190.0 million since March 31, 2003, with $28.9 million being from certificates of deposit.

The following tables, for the periods indicated, set forth information regarding the average balances of interest- earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31, 2004
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$13,223,173	$35,711	1.08%
Federal Home Loan Bank stock	2,250,000	19,580	3.48
Investment securities held to maturity and investment securities available for sale (a)	54,867,922	536,220	3.91
Loans, net of unearned income: (a)
Demand and time	48,361,534	596,375	4.93
Residential mortgage (b)	62,505,455	1,047,503	6.70
Commercial mortgage and construction	81,360,701	1,474,049	7.25
Installment	2,352,778	53,914	9.17
Lease financing	4,174,777	85,714	8.21
Total loans	198,755,245	3,257,555	6.56
Total interest-earning assets	269,096,340	3,849,066	5.72
Noninterest-earning assets:
Cash and due from banks	20,969,610
Premises and equipment	5,069,202
Other assets	7,266,691
Allowance for loan losses	(3,643,776)
Unrealized gains on available for sale securities	3,367,488
Total assets	$302,125,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$71,481,658	44,641	0.25%
Money market	29,834,093	55,271	0.74
Other time	60,372,294	392,866	2.60
Borrowings	56,337,746	784,022	5.57
	218,025,791	1,276,800	2.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	47,839,592
Other liabilities	1,844,007
Shareholders’ equity	34,416,165
Total liabilities and shareholders’ equity	$302,125,555

Net interest income		$2,572,266

Net interest spread			3.38%
Net interest margin			3.82%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

(b) Includes loans held for sale

	Three Months Ended March 31, 2003
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$19,464,328	$54,666	1.12%
Federal Home Loan Bank stock	2,499,899	27,740	4.44
Investment securities held to maturity and investment securities available for sale (a)	74,166,698	855,862	4.62
Loans, net of unearned income: (a)
Demand and time	36,899,229	580,114	6.29
Residential mortgage (b)	75,232,271	1,232,945	6.56
Commercial mortgage and construction	81,469,035	1,415,995	6.95
Installment	2,884,499	71,077	9.86
Lease financing	4,265,249	87,012	8.16
Total loans	200,750,283	3,387,143	6.75
Total interest-earning assets	296,881,208	4,325,411	5.83
Noninterest-earning assets:
Cash and due from banks	17,164,960
Premises and equipment	5,467,668
Other assets	4,130,380
Allowance for loan losses	(3,620,892)
Unrealized gains on available for sale securities	2,920,525
Total assets	$322,943,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$71,887,392	68,575	0.38%
Money market	28,839,421	78,451	1.09
Other time	89,225,728	1,012,814	4.54
Borrowings	57,946,247	784,032	5.41
	247,898,788	1,943,872	3.14
Noninterest-bearing liabilities:
Noninterest-bearing deposits	39,272,058
Other liabilities	1,831,182
Shareholders’ equity	33,941,821
Total liabilities and shareholders’ equity	$322,943,849

Net interest income		$2,381,539

Net interest spread			2.69%
Net interest margin			3.21%

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

Noninterest Income

Noninterest income was $2.1 million for the three months ended March 31, 2004, an increase of $157,000 or 8.2%, compared to the corresponding period in 2003.  The Company experienced higher brokerage commissions, electronic banking income and mortgage-banking revenue in 2004 compared to 2003.

CMSI was re-activated in the second quarter of 2003.  The mortgage-banking activity has been largely fueled by refinancing activity, which is heavily dependent on mortgage interest rates.  Mortgage-banking revenue was $235,000 for the three months ended March 31, 2004.

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

Noninterest Expense

Noninterest expense increased $639,000 or 18.1% for the three months ended March 31, 2004, compared to the same period in 2003.  The Company experienced increases in almost all categories of noninterest expense during the three months ended March 31, 2004.

Salaries and benefits, the largest component of noninterest expense, grew by $484,000, or 31.1%.  Full time equivalent staff increased from 121 positions at March 31, 2003 to 146 positions at March 31, 2004. Additional staff was added in conjunction with the re-activation of CMSI.

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

Income Taxes

For the three month period ended March 31, 2004, the Company’s effective tax rate was 25.5%, compared to 37.3% for the same period in 2003.  A larger percentage of 2004 pretax income came from tax exempt sources than in 2003.

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

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	November 10, 2004	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	November 10, 2004	/s/ Barbara M. Broczkowski

Barbara M. Broczkowski
Senior Vice President, and Chief Financial Officer