Form 10-Q/A
period 2004-06-30
CARROLLTON BANCORP
filed 2004-11-10
CIK 859222

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

EXPLANATORY NOTE TO AMENDED REPORT ON FORM 10-Q/A

On August 10, 2004, Carrollton Bancorp (the “Company”) filed its Quarterly report on Form 10-Q for the period ended June 30, 2004. In October of 2004, the Company discovered an error in accounting for certain fees and costs of its mortgage subsidiary, Carrollton Mortgage Services, Inc, as well as an underaccrual in marketing expenses and determined that a restatement of the Company’s earnings for the second quarter of 2004 would be necessary.

This amended Quarterly Report on Form 10-Q/A corrects and restates the Company’s consolidated financial statements and other financial information for all the periods shown to properly reflect the effects of the accounting error. The financial statement items affected by the correction are loans, prepaid income taxes, income taxes payable, other liabilities, retained earnings, loan interest income, mortgage-banking fees and gains, salaries, other operating expenses, income tax provision, net income, basic and diluted earnings per share, totals and other amounts that are calculated using those items, and the related footnotes. Related corrections also have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$21,288,357	$19,711,633
Federal funds sold and Federal Home Loan Bank deposit	4,999,541	7,589,293
Cash and cash equivalents	26,287,898	27,300,926
Federal Home Loan Bank stock, at cost	2,250,000	2,250,000
Investment securities:
Available for sale	53,351,793	62,458,957
Held to maturity (fair value of $25,000 in 2004 and 2003)	25,000	25,000
Loans held for sale	9,870,140	2,241,583
Loans, less allowance for loan losses of $3,607,640 in 2004 and $3,648,245 in 2003	202,145,365	195,648,316
Premises and equipment	4,916,713	5,079,551
Accrued interest receivable	1,316,092	1,421,554
Foreclosed real estate	67,000	100,000
Prepaid income taxes	—	33,910
Other assets	5,864,691	5,850,178

	$306,094,692	$302,409,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$51,151,324	$42,484,836
Interest-bearing	158,433,769	164,571,264
Total deposits	209,585,093	207,056,100
Federal funds purchased and securities sold under agreement to repurchase	12,351,132	11,951,594
Notes payable - U.S. Treasury	1,833,893	2,025,339
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	453,629	451,055
Deferred income taxes	73,878	286,475
Income taxes payable	45,264	—
Other liabilities	2,835,926	1,514,530
	272,178,815	268,285,093

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,832,733 in 2004 and 2,828,078 in 2003	2,832,733	2,828,078
Surplus	18,736,843	18,682,387
Retained earnings	10,580,110	10,427,425
Accumulated other comprehensive income	1,766,191	2,186,992
	33,915,877	34,124,882

	$306,094,692	$302,409,975

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$3,326,739	$3,240,758	$6,580,419	$6,623,845
Investment securities:
Taxable	342,584	605,917	768,619	1,297,944
Nontaxable	48,490	56,020	98,666	110,834
Dividends	73,717	27,796	105,212	56,988
Federal funds sold and interest-bearing deposits with other banks	19,938	129,786	48,692	212,536

Total interest income	3,811,468	4,060,277	7,601,608	8,302,147

Interest expense:
Deposits	487,258	1,130,689	980,037	2,290,530
Borrowings	788,523	795,835	1,572,544	1,579,868

Total interest expense	1,275,781	1,926,524	2,552,581	3,870,398

Net interest income	2,535,687	2,133,753	5,049,027	4,431,749
Provision for loan losses	—	121,500	—	243,000

Net interest income after provision for loan losses	2,535,687	2,012,253	5,049,027	4,188,749

Noninterest income:
Service charges on deposit accounts	226,857	245,250	461,696	511,140
Brokerage commissions	166,715	124,508	351,201	240,872
Other fees and commissions	1,262,244	1,414,179	2,562,953	2,791,103
Security gains, net	—	192,879	115,810	346,997
Mortgage-banking fees and gains	499,990	198,322	734,660	198,322

Total noninterest income	2,155,806	2,175,138	4,226,320	4,088,434

Noninterest expenses:
Salaries	1,659,393	1,440,615	3,277,051	2,687,726
Employee benefits	451,347	308,207	873,723	617,319
Occupancy	374,105	355,458	784,739	686,673
Furniture and equipment	430,368	453,402	881,589	923,914
Other operating expenses	1,251,893	1,275,374	2,521,696	2,450,413

Total noninterest expenses	4,167,106	3,833,056	8,338,798	7,366,045

Income before income taxes	524,387	354,335	936,549	911,138
Income tax provision	169,247	89,574	274,437	297,133

Net income	$355,140	$264,761	$662,112	$614,005

Net income per common share - basic	$0.13	$0.09	$0.23	$0.22

Net income per common share - diluted	$0.12	$0.09	$0.23	$0.22

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004 and 2003 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances at December 31, 2002	$2,821,757	$18,617,608	$10,513,874	$1,737,840
Net income	—	—	614,005	—	$614,005
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	377,491	377,491

Comprehensive income					$991,496

Stock options exercised	4,930	48,932	—	—

Cash dividends, $0.18	—	—	(507,997)	—
Balances at June 30, 2003	$2,826,687	$18,666,540	$10,619,882	$2,115,331

Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income	—	—	662,112	—	$662,112
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(420,801)	(420,801)

Comprehensive income					$241,311

Shares acquired and cancelled	—	—	—	—

Stock options exercised	4,655	54,456	—	—

Cash dividends, $0.18	—	—	(509,427)	—
Balances at June 30, 2004	$2,832,733	$18,736,843	$10,580,110	$1,766,191

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$662,112	$614,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	243,000
Depreciation and amortization	718,643	730,934
Deferred income taxes	52,169	—
Amortization of premiums and discounts	127,697	205,692
Gains on disposal of securities	(115,810)	(346,997)
Loans held for sale made, net of principal sold	(6,893,897)	(3,040,856)
Mortgage-banking fees and gains	(734,660)	(198,322)
Gains on sale of premises and equipment	(18,092)	(33,024)
Gains on sale of foreclosed real estate	—	(16,087)
Write-down of foreclosed real estate	25,577	—
(Increase) decrease in:
Accrued interest receivable	105,462	205,601
Prepaid income taxes	79,174	152,591
Other assets	(14,514)	969,389
Increase in:
Accrued interest payable	2,574	4,146
Income taxes payable	—	186,453
Other liabilities	1,321,397	545,006
Net cash provided by (used in) operating activities	(4,682,168)	221,531

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,518,491	551,156
Proceeds from maturities of securities available for sale	19,046,630	66,388,389
Proceeds from redemption of Federal Home Loan Bank stock	—	250,000
Purchase of securities available for sale	(13,155,410)	(69,645,739)
Purchase of bank owned life insurance	—	(4,000,000)
Loans made, net of principal collected	(6,581,549)	3,853,730
Purchase of loans, net of principal collected	—	4,579,584
Purchase of premises and equipment	(778,068)	(180,852)
Proceeds from sale of premises and equipment	240,354	75,000
Proceeds from sale of foreclosed real estate	91,923	190,101
Net cash provided by investing activities	1,382,371	2,061,369

Cash flows from financing activities:
Net decrease in time deposits	(21,747,213)	(247,761)
Net increase in other deposits	24,276,206	11,739,449
Net increase in other borrowed funds	208,092	1,733,566
Dividends paid	(509,427)	(507,997)
Proceeds from issuance of shares	59,111	53,862
Common stock repurchase and retirement	—	—
Net cash provided by financing activities	2,286,769	12,771,119
Net increase (decrease) in cash and cash equivalents	(1,013,028)	15,054,019
Cash and cash equivalents at beginning of period	27,300,926	31,399,756
Cash and cash equivalents at end of period	$26,287,898	$46,453,775

Supplemental information:
Interest paid on deposits and borrowings	$2,550,007	$3,866,252
Income taxes paid	407,860	181,852
Transfer of loan to foreclosed real estate	84,500	112,327

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

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 2 - NET INCOME PER SHARE

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic:
Net income	$355,140	$264,761	$662,112	$614,005
Average common shares outstanding	2,831,080	2,824,081	2,829,579	2,822,926
Basic net income per common share	$0.13	$0.09	$0.23	$0.22
Diluted:
Net income	$355,140	$264,761	$662,112	$614,005
Average common shares outstanding	2,831,080	2,824,081	2,829,579	2,822,926
Stock option adjustment	29,127	9,116	33,477	7,186
Average common shares outstanding - diluted	2,860,207	2,833,197	2,863,056	2,830,112
Diluted net income per common share	$0.12	$0.09	$0.23	$0.22

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.  Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

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

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment.  The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments.  The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows:  Step 1:  Determine whether the investment is impaired.  An investment is impaired if its fair value is less than its cost.  Step 2:  Evaluate whether the impairment is other-than-temporary.  Step 3:  If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.  The three-step model used to determine other- than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004.

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

FINANCIAL CONDITION

Changes in Financial Condition

Summary

Total assets increased $3.7 million to $306.1 million at June 30, 2004 compared to $302.4 million at the end of 2003. Gross loans increased by $6.5 million or 3.2% to $205.8 million during the period as a result of loan growth.

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

Loans

Total gross loans increased $6.5 million or 3.2% to $205.8 million at June 30, 2004 from $199.3 million at December 31, 2003. The increase was due to growth in commercial real estate and small business lending.

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

The Company’s liquidity is derived primarily from its deposit base and equity capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, investment securities due within one year, and securities available for sale.  Such assets totaled $89.5 million or 29.2% of total assets at June 30, 2004.

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

Capital Resources

Total shareholders’ equity decreased 0.6% to $33.9 million at June 30, 2004.  Earnings of the Company of $0.7 million for the six months ended June 30, 2004 were offset by dividends of $0.5 million and a decrease in capital of $0.4 million from unrealized losses on securities available for sale.

The following table summarizes the Company’s capital ratios:

	June 30, 2004	December 31, 2003	Minimum Regulatory Requirements

Risk-based capital ratios:
Tier 1 capital	13.28%	13.75%	4.00%
Total capital	15.00	15.51	8.00

Tier 1 leverage ratio	10.22	10.35	4.00

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

RESULTS OF OPERATIONS

Summary

Carrollton Bancorp reported net income for the first six months of 2004 of $662,000, or $0.23 per share. For the same period of 2003, net income amounted to $614,000, or $0.22 per share.

Return on average assets and return on average equity are key measures of a bank’s performance.  Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the six months ended June 30, 2004 was 0.44%, compared to 0.38% for the corresponding period in 2003.  Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income.  Return on average equity for the six months ended June 30, 2004 was 3.88%, compared to 3.60% for the corresponding period in 2003.

Interest and fee income on loans decreased 0.7%, with total interest income decreasing 8.4%. Net interest income increased 13.9% primarily due to decreased costs of deposits.  Noninterest income, excluding gains/losses on security sales, increased 9.9% and noninterest expenses increased 13.2% compared to the first six months of 2003.

Net Interest Income

Net interest income for the Company on a tax equivalent basis increased from $4.6 million for the first six months of 2003 to $5.1 million for the first six months of 2004.  The net yield on average earning assets increased from 3.07% for the first six months of 2003 to 3.82% for the first six months of 2004. The increase in the net yield came principally from the decline in the cost of deposits, primarily caused by the repricing of a substantial amount of certificates of deposit in the second half of 2003 as well as from loan growth.

Interest income on loans on a tax equivalent basis decreased 0.7% during the first six months of 2004. The yield on loans decreased to 6.49% during the first six months of 2004 from 6.69% during the first six months of 2003.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

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

	Six Months Ended June 30, 2004
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$10,222,620	$48,692	0.95%
Federal Home Loan Bank stock	2,250,000	39,177	3.48
Investment securities held to maturity and investment securities available for sale (a)	54,075,805	1,026,894	3.80
Loans, net of unearned income: (a)
Demand and time	48,719,216	1,169,080	4.80
Residential mortgage (b)	64,203,800	2,150,616	6.70
Commercial mortgage and construction	83,550,320	2,995,522	7.17
Installment	2,383,393	107,025	8.98
Lease financing	4,174,931	165,388	7.92
Total loans	203,031,660	6,587,631	6.49
Total interest-earning assets	269,580,085	7,702,394	5.71
Noninterest-earning assets:
Cash and due from banks	20,850,900
Premises and equipment	5,045,640
Other assets	7,249,770
Allowance for loan losses	(3,647,463)
Unrealized gains on available for sale securities	3,246,060
Total assets	$302,324,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$72,337,217	90,271	0.25%
Money market	28,909,137	116,629	0.81
Other time	60,155,695	773,137	2.57
Borrowings	56,868,315	1,572,544	5.53
	218,270,364	2,552,581	2.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	48,130,998
Other liabilities	1,807,174
Shareholders’ equity	34,116,456
Total liabilities and shareholders’ equity	$302,324,992

Net interest income		$5,149,813

Net interest spread			3.37%
Net interest margin			3.82%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

(b) Includes loans held for sale

	Six Months Ended June 30, 2003
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$23,001,367	$130,687	1.14%
Federal Home Loan Bank stock	2,455,751	54,832	4.47
Investment securities held to maturity and investment securities available for sale (a)	73,302,170	1,615,187	4.41
Loans, net of unearned income: (a)
Demand and time	37,080,831	1,177,203	6.35
Residential mortgage (b)	72,136,088	2,338,147	6.48
Commercial mortgage and construction	82,094,123	2,807,101	6.84
Installment	2,750,876	134,336	9.77
Lease financing	4,163,335	175,219	8.42
Total loans	198,225,253	6,632,006	6.69
Total interest-earning assets	296,984,541	8,432,712	5.68
Noninterest-earning assets:
Cash and due from banks	18,327,083
Premises and equipment	5,336,213
Other assets	5,582,813
Allowance for loan losses	(3,668,782)
Unrealized gains on available for sale securities	3,213,732
Total assets	$325,775,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$72,878,860	137,881	0.38%
Money market	28,184,082	150,528	1.07
Other time	89,240,250	2,002,121	4.49
Borrowings	58,615,801	1,579,868	5.39
	248,918,993	3,870,398	3.11
Noninterest-bearing liabilities:
Noninterest-bearing deposits	40,811,640
Other liabilities	1,961,168
Shareholders’ equity	34,083,799
Total liabilities and shareholders’ equity	$325,775,600

Net interest income		$4,562,314

Net interest spread			2.57%
Net interest margin			3.07%

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

Noninterest Income

Noninterest income was $4.2 million for the six months ended June 30, 2004, an increase of $138,000 or 3.4%, compared to the corresponding period in 2003.  The Company experienced higher brokerage commissions and mortgage-banking revenue in 2004 compared to 2003.

CMSI was re-activated in the second quarter of 2003.  The mortgage-banking activity has been largely fueled by refinancing activity, which is heavily dependent on mortgage interest rates.  Mortgage-banking revenue was $735,000 for the six months ended June 30, 2004.

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

Noninterest Expense

Noninterest expense increased $973,000 or 13.2% for the six months ended June 30, 2004, compared to the same period in 2003.  The Company experienced increases in almost all categories of noninterest expense during the six months ended June 30, 2004.

Salaries and benefits, the largest component of noninterest expense, grew by $846,000, or 25.6%.  Full time equivalent staff increased from 118 positions at June 30, 2003 to 164 positions at June 30, 2004. Additional staff was added in conjunction with the re-activation of CMSI.

Occupancy expenses were $785,000 for the six months ended June 30, 2004, compared to $687,000 for the same period in 2003, which represented an increase of $98,000 or 14.3%.  This increase was primarily due to additional occupancy expenses associated with CMSI.

Other operating expenses increased $71,000 or 2.9% for the six months ended June 30, 2004.  This decrease was primarily due to increases in operating expenses incurred in the operations of CMSI.

Income Taxes

For the six month period ended June 30, 2004, the Company’s effective tax rate was 29.3%, compared to 32.6% for the same period in 2003.

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