Form 10-Q
period 2004-09-30
CARROLLTON BANCORP
filed 2004-11-12
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
2,833,983 common shares outstanding at November 12, 2004

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$23,452,211	$19,711,633
Federal funds sold and Federal Home Loan Bank deposit	4,038,285	7,589,293
Cash and cash equivalents	27,490,496	27,300,926
Federal Home Loan Bank stock, at cost	2,250,000	2,250,000
Investment securities:
Available for sale	48,663,744	62,458,957
Held to maturity (fair value of $25,000 in 2004 and 2003)	25,000	25,000
Loans held for sale	8,371,141	2,241,583
Loans, less allowance for loan losses of $3,620,994 in 2004 and $3,648,245 in 2003	207,361,719	195,648,316
Premises and equipment	4,729,204	5,079,551
Accrued interest receivable	1,313,892	1,421,554
Foreclosed real estate	—	100,000
Prepaid income taxes	319,050	33,910
Bank owned life insurance	4,066,139	3,983,317
Other assets	2,023,874	1,866,861

	$306,614,259	$302,409,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$55,464,868	$42,484,836
Interest-bearing	159,399,761	164,571,264
Total deposits	214,864,629	207,056,100
Federal funds purchased and securities sold under agreement to repurchase	8,740,604	11,951,594
Notes payable - U.S. Treasury	1,871,271	2,025,339
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	469,562	451,055
Deferred income taxes	250,543	286,475
Other liabilities	1,347,157	1,514,530
	272,543,766	268,285,093

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,833,983 in 2004 and 2,828,078 in 2003	2,833,983	2,828,078
Surplus	18,744,154	18,682,387
Retained earnings	10,445,385	10,427,425
Accumulated other comprehensive income	2,046,971	2,186,992
	34,070,493	34,124,882

	$306,614,259	$302,409,975

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$3,419,364	$3,261,745	$9,999,783	$9,885,590
Investment securities:
Taxable	331,139	482,651	1,099,758	1,780,594
Nontaxable	45,605	54,179	144,271	165,013
Dividends	49,700	9,445	154,912	66,433
Federal funds sold and interest-bearing deposits with other banks	21,298	57,683	69,990	270,218

Total interest income	3,867,106	3,865,703	11,468,714	12,167,848

Interest expense:
Deposits	513,173	653,647	1,493,210	2,944,176
Borrowings	804,161	799,043	2,376,705	2,378,911

Total interest expense	1,317,334	1,452,690	3,869,915	5,323,087

Net interest income	2,549,772	2,413,013	7,598,799	6,844,761
Provision for loan losses	—	—	—	243,000

Net interest income after provision for loan losses	2,549,772	2,413,013	7,598,799	6,601,761

Noninterest income:
Service charges on deposit accounts	245,388	257,174	707,084	768,315
Brokerage commissions	138,852	219,098	490,053	459,970
Other fees and commissions	1,399,085	1,467,816	3,962,038	4,258,921
Mortgage-banking fees and gains	408,427	248,731	1,143,087	447,052
Security gains, net	—	115,781	115,810	462,778

Total noninterest income	2,191,752	2,308,600	6,418,072	6,397,036

Noninterest expenses:
Salaries	1,840,687	1,665,799	5,117,738	4,353,524
Employee benefits	448,430	481,557	1,322,153	1,098,876
Occupancy	407,340	362,149	1,192,079	1,048,822
Furniture and equipment	438,096	449,984	1,319,685	1,373,898
Other operating expenses	1,406,345	1,263,029	3,928,041	3,713,442

Total noninterest expenses	4,540,898	4,222,518	12,879,696	11,588,562

Income before income taxes	200,626	499,095	1,137,175	1,410,235
Income tax provision	51,744	133,742	326,181	430,876

Net income	$148,882	$365,353	$810,994	$979,359

Net income per common share - basic	$0.05	$0.13	$0.29	$0.35

Net income per common share - diluted	$0.05	$0.13	$0.28	$0.34

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004 and 2003 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances at December 31, 2002	$2,821,757	$18,617,608	$10,513,874	$1,737,840
Net income	—	—	979,359	—	$979,359
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	294,627	294,627

Comprehensive income					$1,273,986

Stock options exercised	5,140	50,762	—	—

Cash dividends, $0.27	—	—	(762,363)	—
Balances at September 30, 2003	$2,826,897	$18,668,370	$10,730,870	$2,032,467

Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income	—	—	810,994	—	$810,994
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(140,021)	(140,021)

Comprehensive income					$670,973

Shares acquired and cancelled	(2,100)	(30,555)	—	—

Stock options exercised	8,005	92,322	—	—

Cash dividends, $0.28	—	—	(793,034)	—
Balances at September 30, 2004	$2,833,983	$18,744,154	$10,445,385	$2,046,971

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$810,994	$979,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	243,000
Depreciation and amortization	1,075,205	1,088,506
Deferred income taxes	52,169	—
Amortization of premiums and discounts	186,917	355,192
Gains on disposal of securities	(115,810)	(462,778)
Loans held for sale made, net of principal sold	(4,986,471)	(179,677)
Mortgage-banking fees and gains	(1,143,087)	(447,052)
Gains on sale of premises and equipment	(19,048)	(33,024)
(Gains) losses on sale of foreclosed real estate	11,548	(13,846)
Write-down of foreclosed real estate	25,577	—
(Increase) decrease in:
Accrued interest receivable	107,662	189,061
Prepaid income taxes	(285,140)	(16,769)
Other assets	(239,835)	1,463,123
Increase (decrease) in:
Accrued interest payable	18,507	(66,660)
Other liabilities	(167,373)	471,788
Net cash provided by (used in) operating activities	(4,668,185)	3,570,223

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,518,491	719,418
Proceeds from maturities of securities available for sale	24,132,903	103,591,894
Proceeds from redemption of Federal Home Loan Bank stock	—	250,000
Purchase of securities available for sale	(13,155,410)	(92,045,700)
Purchase of bank owned life insurance	—	(4,000,000)
Loans made, net of principal collected	(11,797,903)	(618,745)
Purchase of loans, net of principal collected	—	5,592,149
Purchase of premises and equipment	(946,165)	(399,541)
Proceeds from sale of premises and equipment	240,354	75,000
Proceeds from sale of foreclosed real estate	147,376	235,129
Net cash provided by investing activities	1,139,646	13,399,604

Cash flows from financing activities:
Net decrease in time deposits	(2,813,122)	(23,922,249)
Net increase in other deposits	10,621,651	6,184,250
Net decrease in other borrowed funds	(3,365,058)	(944,598)
Dividends paid	(793,034)	(762,363)
Proceeds from issuance of shares	100,327	55,932
Common stock repurchase and retirement	(32,655)	—
Net cash provided by (used in) financing activities	3,718,109	(19,389,028)
Net increase (decrease) in cash and cash equivalents	189,570	(2,419,201)
Cash and cash equivalents at beginning of period	27,300,926	31,399,756
Cash and cash equivalents at end of period	$27,490,496	$28,980,555

Supplemental information:
Interest paid on deposits and borrowings	$3,851,408	$5,389,747
Income taxes paid	647,252	664,644
Transfer of loan to foreclosed real estate	84,500	112,327

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and nine months ended September 30, 2004 and 2003 is unaudited)

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

The consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 2 - NET INCOME PER SHARE

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic:
Net income	$148,882	$365,353	$810,994	$979,359
Average common shares outstanding	2,834,036	2,826,762	2,831,076	2,824,219
Basic net income per common share	$0.05	$0.13	$0.29	$0.35
Diluted:
Net income	$148,882	$365,353	$810,994	$979,359
Average common shares outstanding	2,834,036	2,826,762	2,831,076	2,824,219
Stock option adjustment	23,773	57,365	29,370	23,898
Average common shares outstanding - diluted	2,857,809	2,884,127	2,860,446	2,848,117
Diluted net income per common share	$0.05	$0.13	$0.28	$0.34

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

September 30, 2004
Loan commitments	$54,037,406
Unused lines of credit	$90,207,224
Letters of credit	$3,037,429

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

The net periodic benefit cost for the Plan for the nine months ended September 30 is as follows:

	2004	2003
Service cost	$396,306	$326,241
Interest cost	409,283	408,300
Expected return on plan assets	(434,022)	(403,723)
Net amortization and deferral	79,142	124,845
Net periodic benefit cost	$450,709	$455,663

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

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment.  The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments.  The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows:  Step 1:  Determine whether the investment is impaired.  An investment is impaired if its fair value is less than its cost.  Step 2:  Evaluate whether the impairment is other-than-temporary.  Step 3:  If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.  The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004.

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

FINANCIAL CONDITION

Changes in Financial Condition

Summary

Total assets increased $4.2 million to $306.6 million at September 30, 2004 compared to $302.4 million at the end of 2003. Gross loans increased by $11.7 million or 5.9% to $211.0 million during the period.

Investment Securities

Investment securities decreased $13.8 million from $62.5 million at December 31, 2003 to $48.7 million at September 30, 2004. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans Held for Sale

Loans held for sale increased $6.1 million from December 31, 2003 to September 30, 2004 due to increased origination activity during the first nine months of 2004. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual basis.

Loans

Total gross loans increased $11.7 million or 5.9% to $211.0 million at September 30, 2004 from $199.3 million at December 31, 2003. The increase was due to growth in commercial real estate and small business lending.

The following table provides information concerning non-performing assets and past due loans:

	September 30, 2004	December 31, 2003	September 30, 2003

Nonaccrual loans	$624,627	$712,116	$771,573
Restructured loans	463,873	661,974	661,974
Foreclosed real estate	—	100,000	109,442

Total nonperforming assets	$1,088,500	$1,474,090	$1,542,989

Accruing loans past-due 90 days or more	$1,901,646	$1,036,018	$3,292,177

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

A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans at September 30, 2004 totaled $463,873.  Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans’ effective interest rates for loans that are not collateral dependent.

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

The allowance for loan losses was $3.6 million at September 30, 2004, which was 1.72% of loans compared to $3.6 million at December 31, 2003, which was 1.83% of loans .  During the first three months of 2004, the Company experienced recoveries of $14,000 to bring total net charge-offs for the first nine months of 2004 to $27,000.  The ratio of net loan losses to average loans outstanding decreased to 0.01% for the nine months ended September 30, 2004 from 0.09% for the year ended December 31, 2003. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate decreased to 0.52% as of September 30, 2004 compared to 0.74% at December 31, 2003.

The following table shows the activity in the allowance for loan losses:

	Nine months Ended September 30,
	2004	2003

Allowance for loan losses - beginning of period	$3,648,245	$3,578,762

Provision for loan losses	—	243,000
Charge-offs	(123,726)	(180,103)
Recoveries	96,475	31,330

Allowance for loan losses - end of period	$3,620,994	$3,672,989

Funding Sources

Total deposits increased by $7.8 million to $214.9 million as of September 30, 2004 from $207.1 million as of December 31, 2003. Interest-bearing accounts decreased by $5.2 million while noninterest-bearing accounts increased by $13.0 million.  The Company intentionally attracted new noninterest-bearing accounts during the first nine months of 2004.

Advances from the Federal Home Loan Bank remain at $45.0 million, subject to the first call of $40.0 million in 2005. Total borrowings decreased to $55.6 million at September 30, 2004 compared to $59.0 million at the end of 2003.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company’s liquidity is derived primarily from its deposit base and equity capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, investment securities due within one year, and securities available for sale.  Such assets totaled $84.5 million or 27.6% of total assets at September 30, 2004.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $144.2 million at September 30, 2004.  Of this total, management places a high probability of required funding within one year on approximately $33.6 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

The Company also has established lines of credit totaling $76 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) as an additional source of liquidity.  At September 30, 2004, the Company had $45.0 million outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.  Additionally, the Company has available unsecured federal funds lines of credit of $9 million with other institutions.  There was no balance outstanding under these lines at September 30, 2004.  The lines bear interest at the current federal funds rate of the correspondent bank.

CAPITAL RESOURCES

Total shareholders’ equity remained relatively stable at $34.1 million at September 30, 2004.  Earnings of the Company of $0.8 million for the nine months ended September 30, 2004 were offset by dividends of $0.8 million and a decrease in capital of $0.1 million from unrealized losses on securities available for sale.

The following table summarizes the Company’s capital ratios:

	September 30, 2004	December 31, 2003	Minimum Regulatory Requirements

Risk-based capital ratios:
Tier 1 capital	12.96%	13.75%	4.00%
Total capital	14.75	15.51	8.00

Tier 1 leverage ratio	10.20	10.35	4.00

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2004, the Company is in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

RESULTS OF OPERATIONS

Summary

Carrollton Bancorp reported net income for the three and nine month periods ended September 30, 2004 of $149,000, or $0.05 per share and $811,000, or $0.29 per share, respectively.  For the same periods of 2003, net income amounted to $365,000, or $0.13 per share and $979,000, or $0.35 per share, respectively. Return on average assets and return on average equity are key measures of a bank’s performance.

Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three and nine months ended September 30, 2004 was 0.26% and 0.36%, respectively, compared to 0.45% and 0.41%, respectively, for the corresponding period in 2003. Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income.  Return on average equity for the three and nine months ended September 30, 2004 was 2.31% and 3.16%, respectively, compared to 4.28% and 3.83%, respectively, for the corresponding period in 2003.

Interest and fee income on loans increased 4.8% and 1.2% for the three and nine months ending September 30, 2004, respectively, as a result of loan growth, with total interest income decreasing 5.7% for the nine month period and remaining relatively stable for the three month period. Net interest income increased 5.7% and 11.0% for the three and nine months ended September 30, 2004, respectively, due to the experienced loan growth and to decreased costs of deposits.  Noninterest income, excluding gains/losses on security sales, remained relatively stable for the three months ended September 30, 2004 compared to the same period in 2003 and increased 6.2% for the nine month period ended September 30, 2004. Noninterest expenses increased 7.5% and 11.1% for the three and nine months ended September 30, 2004, respectively, compared to the three and nine months ended September 30, 2003.

Net Interest Income

Net interest income for the Company for the three and nine months ended September 30, 2004 was $2.5 million and $7.6 million, respectively, compared to $2.4 million and $6.8 million, respectively, for the same periods in 2003, representing a 5.7% and 11.0% increase, respectively. The net yield on average earning assets increased from 3.36% to 4.39% and from 3.21% to 3.82% for the three and nine months ended September 30, 2004, respectively. The increase in the net yield came principally from the decline in the cost of deposits, primarily caused by the repricing of a substantial amount of certificates of deposit in the second half of 2003 as well as from loan growth.

Interest income on loans increased 4.8% and 1.2%, respectively, for the three and nine months ended September 30, 2004 due to the growth in the loan portfolio.  The yield on loans increased to 6.44% for the nine months ended September 30, 2004 as compared to 6.65% for the same period in 2003. The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest income from investment securities and overnight investments was $.5 million and $1.5 million for the three and nine months ended September 30, 2004, respectively, compared to $0.6 million and $2.3 million for the six and nine months ended September 30, 2003, respectively, representing a 25.9% and 35.6% decrease, respectively.  The portfolio on average decreased 55.8% for the three month period and 32.3% for the nine month period and the overall yield on investments increased from 2.74% for the three month period ended September 30, 2003 to 4.57% for the same period in 2004 and decreased from 3.51% for the first nine months of 2003 to 3.38% for the first nine months of 2004.

Interest expense decreased $0.1 million to $1.3 million for the three months ended September 30, 2004 compared to the same period in 2003 and $1.5 million to $3.9 million for the first nine months of 2004 from $5.3 million for the first nine months of 2003.  The decrease in interest expense was due to decreased levels of higher costing deposits.  During the third quarter of 2003, a significant amount of 36 month certificates of deposit repriced, which contributed to the decline in the cost of deposits. The cost of interest-bearing deposits increased to 1.68% for the three months ended September 30, 2004 compared to 1.39% for the same period of 2003 and decreased to 1.24% for the nine months ended September 30, 2004 compared to 2.12% for the same period in 2003.  During the third quarter of 2004, the Company raised its deposit rates slightly to attract new deposit accounts.  Interest-bearing deposits declined on average 13.3% to $160.1 million at September 30, 2004 from $184.7 million since September 30, 2003, with $23.4 million of the decline being from certificates of deposit.  The decline in interest-bearing deposits for the three month period ended September 30, 2004 was 34.8%.

The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Nine Months Ended September 30, 2004
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$8,713,151	$69,990	1.07%
Federal Home Loan Bank stock	2,250,000	58,991	3.50
Investment securities held to maturity and investment securities available for sale (a)	52,236,239	1,471,037	3.75
Loans, net of unearned income: (a)
Demand and time	49,030,339	1,961,224	5.33
Residential mortgage (b)	67,076,128	3,107,114	6.18
Commercial mortgage and construction	84,568,847	4,536,555	7.15
Installment	2,404,648	159,444	8.84
Lease financing	4,104,979	245,950	7.99
Total loans	207,184,941	10,010,287	6.44
Total interest-earning assets	270,384,331	11,610,305	5.73
Noninterest-earning assets:
Cash and due from banks	21,017,147
Premises and equipment	4,980,431
Other assets	8,004,357
Allowance for loan losses	(3,635,964)
Unrealized gains on available for sale securities	3,112,738
Total assets	$303,863,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$71,708,948	135,021	0.25%
Money market	29,043,418	198,539	0.91
Other time	59,341,844	1,159,650	2.61
Borrowings	56,574,754	2,376,705	5.60
	216,668,964	3,869,915	2.38
Noninterest-bearing liabilities:
Noninterest-bearing deposits	50,269,795
Other liabilities	2,730,426
Shareholders’ equity	34,193,855
Total liabilities and shareholders’ equity	$303,863,040

Net interest income		$7,740,390

Net interest spread			3.35%
Net interest margin			3.82%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

(b) Includes loans held for sale

	Nine Months Ended September 30, 2003
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$20,919,114	$172,633	1.10%
Federal Home Loan Bank stock	2,386,414	70,226	3.92
Investment securities held to maturity and investment securities available for sale (a)	70,049,532	2,215,773	4.22
Loans, net of unearned income: (a)
Demand and time	38,301,618	1,787,967	6.22
Residential mortgage (b)	69,962,564	3,382,263	6.45
Commercial mortgage and construction	83,158,351	4,244,900	6.81
Installment	2,745,267	210,743	10.24
Lease financing	4,182,139	272,016	8.67
Total loans	198,349,939	9,897,889	6.65
Total interest-earning assets	291,704,999	12,356,521	5.65
Noninterest-earning assets:
Cash and due from banks	19,165,238
Premises and equipment	5,248,877
Other assets	6,094,794
Allowance for loan losses	(3,689,853)
Unrealized gains on available for sale securities	3,244,116
Total assets	$321,768,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$73,566,536	185,704	0.34%
Money market	28,395,822	209,351	0.98
Other time	82,781,003	2,549,121	4.11
Borrowings	58,888,232	2,378,911	5.39
	243,631,593	5,323,087	2.91
Noninterest-bearing liabilities:
Noninterest-bearing deposits	41,920,436
Other liabilities	2,086,547
Shareholders’ equity	34,129,595
Total liabilities and shareholders’ equity	$321,768,171

Net interest income		$7,033,434

Net interest spread			2.74%
Net interest margin			3.21%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates.

(b) Includes loans held for sale

Provision for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 2004 was $0 and $0, respectively,

compared to $0 and $243,000, respectively for the same periods in 2003. The provision was determined based on management’s review and analysis of the allowance for loan losses. Nonaccrual, restructured, and delinquent loans over 90 days to total loans decreased to 1.42% at September 30, 2004 compared to 2.37% at September 30, 2003.

Noninterest Income

Noninterest income was $2.2 million and $6.4 million for the three and nine months ended September 30, 2004, respectively, a decrease of $117,000, or 5.1%, and an increase of $21,000, or 0.3%, respectively, compared to the corresponding periods in 2003.

CMSI was re-activated during the second quarter of 2003.  The mortgage-banking activity has been largely fueled by refinancing activity, which is heavily dependent on mortgage interest rates.  Mortgage-banking revenue was $408,000 and $1,143,000 for the three and nine months ended September 30, 2004.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.  Brokerage commission decreased $80,000, or 36.6%, during the three months ended September 30, 2004 and increased $30,000, or 6.5%, during the nine months ended September 30, 2004, compared to the same periods in 2003.

The Company realized gains on the sales of securities of $0 and $116,000 for the three and nine months ended September 30, 2004, respectively, compared to $116,000 and $463,000 for the same periods in 2003. These security gains were taken to reposition the Company’s securities portfolio for funding loans as well as because of interest rate considerations.

Noninterest Expense

Noninterest expense increased $318,000 or 7.5% and $1,291,000 or 11.1% for the three and nine months ended September 30, 2004, compared to the same periods in 2003.

Salaries and benefits, the largest component of noninterest expense, grew by $142,000, or 6.6%, and $987,000, or 18.1%, for the three and nine months ended September 30, 2004, respectively.  Full time equivalent staff increased from 134 positions at September 30, 2003 to 169 positions at September 30, 2004.  Additional staff was added in conjunction with the re-activation of CMSI.

Occupancy expenses were $407,000 and $1,192,000 for the three and nine months ended September 30, 2004, respectively, compared to $362,000 and $1,049,000, respectively, for the same periods in 2003, which represented increases of $45,000, or 12.5%, and $143,000, or 13.7%, respectively.  This increase was primarily due to additional occupancy expenses associated with CMSI.

Furniture and equipment expenses were $438,000 and $1,320,000 for the three and nine months ended September 30, 2004, respectively, compared to $450,000 and $1,374,000, respectively, for the same periods in 2003, which represented decreases of $12,000, or 2.6%, and $54,000, or 3.9%, respectively. The decrease was due to the Bank’s proof machine becoming fully depreciated, offset by depreciation on other purchased assets.

Other operating expenses increased $143,000, or 11.3%, and $215,000, or 5.8%, for the three and nine months ended September 30, 2004, respectively.  This increase was primarily due to an increase in legal fees, marketing expenses, pension expense and in operating expenses incurred in the operations of CMSI.

Income Taxes

For the three and nine month period ended September 30, 2004, the Company’s effective tax rate was 25.8% and 28.7%, respectively, compared to 26.8% and 30.6%, respectively, for the same periods in 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as those terms are defined in Exchange Act Rules 240-13-a-14(c) and 15d-14(c)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the Securities Exchange Act of 1934. The chief executive officer and the chief financial officer have each reviewed and evaluated the effectiveness of the Company’s internal controls and procedures as of a date within 90 days of the filing of this nine month report and have each concluded that such disclosure controls and procedures are effective.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

On October 28, 2004, the Board of Directors of the Company declared a $0.10 per share cash dividend to common shareholders of record on November 11, 2004, payable December 1, 2004.

ITEM 6.  EXHIBITS

(a)	Exhibits

	(10.1)	Employment Agreement with Robert A. Altieri

	(10.2)	Employment Agreement with Gary X. Jewell

	(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

	(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

	(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	November 12, 2004	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	November 12, 2004	/s/ Barbara M. Broczkowski

Barbara M. Broczkowski
Senior Vice President and Chief Financial Officer