Form 10-K
period 2004-12-31
CARROLLTON BANCORP
filed 2005-03-18
CIK 859222

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2004

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

    As of February 28, 2005, the aggregate market value of the voting stock held by non-directors and executive officers: $32,239,682.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,849,773 shares as of March 4, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to shareholders in connection with the 2005 Annual Meeting of Shareholders scheduled to be held on April 19, 2005 are incorporated by reference into Part III.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

   General. – Carrollton Bancorp (the "Company"), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was organized on January 11, 1990, and is headquartered in Baltimore, Maryland. Carrollton Bank (the "Bank") is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business and, as of December 31, 2004, had a total of ten branch locations in Maryland with two branch locations in Baltimore City; three branch locations in Anne Arundel County; and five branches in Baltimore County. The Company's eleventh branch opened in Harford County in January 2005. The Bank's wholly owned subsidiaries are Carrollton Mortgage Services, Inc. ("CMSI"), which is used primarily to originate and sell residential mortgage loans and Carrollton Financial Services, Inc. ("CFS"), which provides brokerage services. Carrollton Community Development Corporation ("CCDC") is a 96.4% owned subsidiary of the Bank which promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Metropolitan Baltimore area.

   The Bank also operates a network of ATMs in Maryland, Virginia, and West Virginia and sponsors national retailers who accept ATM cards for purchases in various electronic networks.

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

   Customer service hours for the Bank are competitive with other institutions in the market area. The Bank also acts as a reseller of services purchased from third party vendors for customers requiring services not offered directly by the Bank.

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

   First and second residential mortgage loans, made principally through the Bank's subsidiary, CMSI, enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value greater then 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used. The Bank experienced $746 in losses in 2004 and $8,087 in recoveries on residential mortgage loans in 2004. The Bank experienced losses of $8,709 and recoveries of $0 in 2003. The Bank experienced no losses or recoveries in 2002. There were $312,563 of residential mortgage loans delinquent more than 90 days at December 31, 2004. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

   Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. The Bank maintains in its portfolio loans financed under a program that financed up to 125% of the value of the home, subject to stricter income and debt ratios, with a maximum loan amount of $25,000. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced losses on home equity loans of $7,000 and recoveries of $0 during 2004. The Bank experienced losses on home equity loans during 2003 of $8,189 and recoveries of $0. The Bank experienced losses on home equity loans during 2002 of $160,591 and recoveries of $67,705. There were $323,955 of home equity loans delinquent more than 90 days at December 31, 2004. There are no discernible delinquency or loss trends relating to home equity loans known to management.

   Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 100% coverage of the business debt service, and to income-producing property to be self-supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. The repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business. The Bank experienced net losses of $0, $0, and $112,718 on commercial mortgage loans during 2004, 2003, and 2002, respectively. There were $325,094 of commercial mortgage loans past due more than 90 days at December 31, 2004. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

   Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank typically will finance 70% to 75% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses or recoveries on construction and land development loans during 2004, 2003, or 2002. There were no construction and land development loans past due more than 90 days at December 31, 2004. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

   Time and demand loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. Time and demand loans and lines of credit are more risky than commercial real estate lending transactions. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate, or the collateral may be used for other purposes if not subject to Uniform Commercial Code filings. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had losses of $192,440 and recoveries of $67,111 on time and demand loans in 2004. The Bank had losses of $200,173 and recoveries of $58,034 on time and demand loans in 2003. The Bank had losses of $21,904 and recoveries of $2,475 on time and demand loans in 2002. There were $1,038,830 of time and demand and line of credit loans delinquent more than 90 days at December 31, 2004. There are no discernible delinquency or loss trends relating to time and demand loans or lines of credit known to management.

   Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. Home improvement loans include those made directly to customers and those made indirectly or originated through an approved home improvement dealer. The Bank makes unsecured home improvement loans to a maximum amount of $15,000. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the income-to-debt-ratio requirement helps determine the borrower's current ability to repay the loan. The Bank had charge-offs of home improvement loans of $10,020, $3,170, and $24,472 in 2004, 2003 and 2002, respectively. There were recoveries of $14,898, $21,922, and $10,912 in 2004, 2003, and 2002, respectively. There were no home improvement loans delinquent more than 90 days at December 31, 2004. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

   The remainder of the consumer loan portfolio is comprised of installment loans for automobiles, boats and recreational vehicles ("RV"), overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had no losses on automobile loans in 2004, 2003, or 2002, and recoveries of $0, $369, and $1,400 in 2004, 2003 and 2002, respectively. There were no automobile or other vehicle loans past due more than 90 days at December 31, 2004. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

   Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2004, 2003, and 2002 were $43,470, $34,000, and $59,000, respectively. There were $801 of overdraft loans and other personal loans past due more than 90 days at December 31, 2004. There are no discernible delinquency or loss trends relating to overdraft lines and other personal loans known to management.

   Loans secured by savings accounts and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 95% of balances in savings or certificate of deposit accounts. The Bank will advance funds up to 60% of the market value of actively traded stock certificates and bonds or 50% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2004, 2003, or 2002. Recoveries on loans secured by stocks and bonds were $411, $0, and $0 in 2004, 2003, and 2002, respectively. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 2004. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

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

   CCDC was established in 1995 for the purpose of promoting, developing, and improving the housing and economic conditions of people in Maryland with particular emphasis in the Metropolitan Baltimore area. CCDC promotes through loans, investments, and other transactions, efforts to increase housing for low and moderate-income individuals.

   Investment Activities. – The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 13% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2005 to 2013, as well as equity securities.

   Deposit Services. – The Bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Deposit accounts available include noninterest-bearing demand checking, interest-bearing checking (NOW accounts), savings, money market, certificates of deposit, and individual retirement accounts. Deposit accounts carry varying fee structures depending on the level of services desired by the customer. Interest rates vary depending on the balance in the account maintained by the customer. Commercial deposit customers may also choose an overnight investment account which automatically invests excess balances available in demand accounts on a daily basis in repurchase agreements. The Bank's customer base for deposits is primarily retail in nature. The Bank also offers certificates of deposit over $100,000 to its retail and commercial customers. The Bank has used deposit brokers in the past and may do so in the future to meet liquidity needs. The balance of accounts over $100,000 is not significant, and these accounts are offered principally as accommodations to existing customers.

   The Company offers Certificate of Deposit Registry Service ("CDARS") deposits to its customers. This is a program which allows for customers that wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is a nationwide one that allows participating banks to "swap" customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank.

   In addition to traditional deposit services, the Bank offers telephone banking services, internet banking services and internet bill paying services to its customers.

   Brokerage Activities. – CFS provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2004, commission income totaled $624,000 and net income was $95,000.

   Market. – The Company considers its core markets to be the communities within the Baltimore Metropolitan Statistical Area ("Baltimore MSA"), particularly Baltimore City and the counties of Baltimore, Anne Arundel and Harford. Lending activities are more broad and include areas outside of the Baltimore MSA. CMSI operates in Delaware, Pennsylvania, Virginia and West Virginia in addition to its core Maryland operations.

   Competition. – The Bank faces strong competition in all areas of its operations. This competition comes from entities operating in Baltimore City, Baltimore County, Anne Arundel County, Harford County, and Carroll County, and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions. The Bank also competes for deposits with money market funds, mutual funds and corporate and government securities. The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors, including, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable. Some of the Bank's competitors have greater assets and operating capacity than the Bank.

   Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Maryland law permit interstate banking. Recent legislation has broadened the extent to which financial services companies, such as investment banks and insurance companies, may control commercial banks. As a consequence of these developments, competition in the Bank's principal market may increase, and a further consolidation of financial institutions in Maryland may occur.

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

   Employees. – As of December 31, 2004, the Bank and its subsidiaries had 165 full time equivalent employees, 48 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management does not anticipate any inordinate difficulty in recruiting and training such additional officers and employees as it may need in the future. Management believes that relations with its employees are good.

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

   Another critical accounting policy is related to securities. Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term "other than temporary" is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

SUPERVISION AND REGULATION

   General. – The Company and Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws, which affect the regulation of banks and holding companies. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in these laws and regulations may have a material effect on the business and prospects of the Company and the Bank.

   As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA is administered by the Board of Governors of the Federal Reserve System (the "Board of Governors"), and the Company is required to file with the Board of Governors such reports and information as may be required pursuant to the BHCA. The Board of Governors also may examine the Company and any of its nonbank subsidiaries. The BCHA requires every bank holding company to obtain the prior approval of the Board of Governors before: (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than five percent of the voting shares of such bank; or (iii) it merges or consolidates with any other bank holding company.

   Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities. A major exception to this prohibition is for activities the Board of Governors finds, by order or regulation, to be so closely related to banking or managing or controlling banks. Some of the activities that the Board of Governors has determined by regulation to be properly incident to the business of a bank holding company are: making or servicing loans and certain types of leases; engaging in certain investment advisory and discount brokerage activities; performing certain data processing services; acting in certain circumstances as a fiduciary or as an investment or financial advisor; ownership of certain types of savings associations; engaging in certain insurance activities; and making investments in certain corporations or projects designed primarily to promote community welfare.

   Federal and State Bank Regulation. The Bank is a Maryland state-chartered bank, with all the powers of a commercial bank, regulated and examined by the Office of the Maryland Commissioner of Financial Regulation (the "Commissioner') and the Federal Deposit Insurance Corporation ("FDIC"). The Commissioner and the FDIC have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulations or written agreements with the regulator, or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

   In its lending activities, the maximum legal rate of interest, fees and charges which a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount, which may be loaned to any one customer and its related interests to capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

   The Community Reinvestment Act ("CRA") requires that in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of these banks. The factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

   Under the Federal Deposit Insurance Corporation Improvement Act of 1991("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, which specifies the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Bank believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions described under the caption, "Capital Requirements."

   Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements. Prior to establishment of the branch, the Bank must obtain Commissioner and FDIC approval. If establishment of the branch involves the purchase of a bank building or furnishings, the total investment in bank buildings and furnishings cannot exceed, with certain exceptions, 75% of the Bank's unimpaired capital and surplus.

   Deposit Insurance. As an FDIC insured institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"). The FDIC is required to establish the semi-annual assessments for BIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25 percent of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. The Bank currently pays a de minimus semi-annual assessment.

   Limits on Dividends and Other Payment. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The Federal Reserve Board ("FRB") has issued a policy statement, which provides that, as a general matter, insured banks may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of the net earnings. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution, which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

   Capital Requirements. The FDIC adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported as assets on the balance sheet and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

   A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio to total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant.

   In August 1995 and May 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons the addition of IRR evaluation to the agencies' capital guidelines does not result in significant changes in capital requirements for the Bank.

   Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under the caption, "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the stockholders.

   Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums, described further under the caption "Deposit Insurance."

   A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. The Bank is currently "well capitalized."

   FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator; generally within 90 days of the date such institution is determined to be critically undercapitalized.

   FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions, which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

   Interstate Banking Legislation. The Riegle-Neal Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law eliminated, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies, effective September 29, 1995. The law also permits interstate branching by banks effective as of June 1, 1999, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995. A supervisory pact signed by Maryland and states that border Maryland establish uniform rules for the supervision of state-chartered banks and trust companies that operate branches across state lines. Under the agreement, home-state regulators have primary responsibility for banks chartered in the home state, including those that branch into other jurisdictions, although such branches may be subject to the other jurisdiction's regulatory authorities in certain circumstances. The effect of this new law and the supervisory compact increases competition within the markets in which the Bank operates because it permits out-of-state banks to branch or operate in the Bank's market area.

   Financial Modernization. In November 1999, the Gramm-Leach-Bliley Act ("GLBA") was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions for the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with the expedited notice procedures.

   Maryland law generally permits Maryland state-chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banks. GLBA permits certain qualified national banks to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, GLBA has the effect of broadening the permitted activities of Maryland state-chartered banks.

GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONTROLS

   The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company's earnings will be impacted by movement in interest rates, as discussed in Part II Item 7a. "Quantitative and Qualitative Disclosure About Market Risk."

ITEM 2: DESCRIPTION OF PROPERTY

   Both the Bank's main branch and certain of the Company's executive and administrative offices are located in the Bank's headquarters building which it owns in downtown Baltimore, Maryland. The Bank owns buildings for three of its other branch office locations as well as for the new branch opened in 2005. The Bank leases space for the remaining six branches, five of its CMSI locations, and for its operations center which primarily houses support functions. The land on which the new branch is located is also leased. As a result of the sale of one of the Bank's branches in 2002, it remains responsible for a lease of the facility, currently subleased by the acquiring bank, which expires in 2005. Current lease terms expire in 2005 through 2024 and contain renewal options ranging from 3 to 23 years.

   The Bank has purchased the furniture and fixtures required for its headquarters, operations center, branch network and subsidiary locations. The Bank has purchased the computer/teller equipment in its branch network and the equipment used for administrative functions.

ITEM 3: LEGAL PROCEEDINGS

   The Company is involved in various legal actions arising from normal business activities. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operation or financial position of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

TRADING AND DIVIDENDS

   As of December 31, 2004, there were 428 shareholders of record of the Company. Since May 1994, the Company's Common Stock has traded on the NASDAQ National Market Tier of The NASDAQ Stock Market under the symbol "CRRB." Currently, there are two broker-dealers who make a market in the Common Stock.

   The table below sets forth the high and low sales price for each quarter in the last two years, and cash dividends paid per share.

Period	Price per Share				Cash Dividends Paid per Share
	2004		2003		2004	2003
	High	Low	High	Low

1st Quarter	$18.21	$17.80	$15.55	$12.82	$0.09	$0.09
2nd Quarter	18.13	15.65	17.99	14.15	0.09	0.09
3rd Quarter	17.20	14.80	18.10	16.03	0.10	0.09
4th Quarter	17.80	15.70	18.40	17.49	0.10	0.09

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	193,470	$14.28	106,530
Equity compensation plans not approved by security holders	—	—	—

Total	193,470	$14.28	106,530

ITEM 6: SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000

CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$15,500,323	$15,935,691	$18,985,364	$23,832,624	$26,726,048
Interest expense	5,321,622	6,639,734	8,692,320	12,872,355	15,921,684

Net interest income	10,178,701	9,295,957	10,293,044	10,960,269	10,804,364
Provision for loan losses	—	243,000	526,000	550,000	448,000

Net interest income after provision for loan losses	10,178,701	9,052,957	9,767,044	10,410,269	10,356,364
Noninterest income	8,781,151	8,268,612	7,534,802	7,156,444	7,913,046
Noninterest expense	17,751,000	16,058,355	14,536,958	14,817,504	15,945,347

Income before income taxes	1,208,852	1,263,214	2,764,888	2,749,209	2,324,063
Income taxes	320,488	338,500	847,630	816,132	576,531

Net income	$888,364	$924,714	$1,917,258	$1,933,077	$1,747,532

CONSOLIDATED BALANCE SHEET DATA, AT YEAR END
Assets	$319,123,132	$302,409,975	$324,221,615	$356,907,181	$387,658,811
Gross loans	219,726,294	199,296,561	205,220,126	220,177,983	276,367,035
Deposits	225,846,145	207,056,100	230,264,108	265,528,720	292,024,141
Shareholders' equity	34,215,280	34,124,882	33,691,079	32,458,383	30,292,083
PER SHARE DATA: (a)
Number of shares of Common Stock outstanding, at year-end	2,834,823	2,828,078	2,821,757	2,836,317	2,843,120
Net income:
Basic	$0.31	$0.33	$0.68	$0.68	$0.61
Diluted	0.31	0.32	0.68	0.68	0.61
Cash dividends declared	0.38	0.36	0.34	0.34	0.34
Book value, at year end	12.07	12.07	11.94	11.44	10.65
Performance and Capital Ratios:
Return on average assets	0.29%	0.29%	0.57%	0.52%	0.46%
Return on average shareholders' equity	2.61%	2.71%	5.70%	6.05%	5.91%
Net yield on interest earning assets (b)	3.81%	3.36%	3.47%	3.32%	3.22%
Average shareholders' equity to average total assets	11.11%	10.83%	9.99%	8.52%	7.81%
Year-end capital to year-end risk-weighted assets:
Tier 1	11.52%	13.75%	13.57%	12.88%	10.99%
Total	12.74%	15.51%	15.07%	14.26%	12.13%
Year-end Tier 1 leverage ratio	9.41%	10.35%	9.54%	8.61%	7.74%
Cash dividend declared to net income	121.17%	109.96%	50.80%	50.43%	55.58%
ASSETS QUALITY RATIOS:
Allowance for loan losses, at year-end to:
Gross loans	1.59%	1.83%	1.74%	1.52%	1.09%
Nonperforming, restructured and past-due loans	132.05%	151.37%	111.68%	276.13%	119.19%
Net charge-offs to average gross loans	0.08%	0.09%	0.13%	0.10%	0.09%
Nonperforming assets as a percent of period-end gross loans and foreclosed real estate	1.20%	1.26%	1.67%	0.55%	0.92%
(a)
Per share amounts and common shares outstanding have been adjusted to retroactively reflect the effect of a 5% stock dividend declared by the Board of Directors on October 24, 2002.

(b)
This ratio is presented on a fully taxable equivalent basis (a non-GAAP financial measure), using regular income tax rates.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as "anticipates," "expects," "intends," "plans," "believes," "estimates" and similar expressions also identify forward-looking statements. The forward-looking statements are based on the Company's current intent, belief and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to statements of the Company's plans, strategies, objectives, intentions, including, among other statements, statements involving the Company's projected loan and deposit growth, loan collateral values, collectability of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiary, and liquidity and capital levels.

   These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore-Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company's filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today's date. The Company undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2005.

BUSINESS AND OVERVIEW

   The Company is a bank holding company headquartered in Baltimore, Maryland with one wholly-owned subsidiary, Carrollton Bank. The Bank has three subsidiaries, CMSI, and CFS, which are wholly owned, and CCDC, which is 96.4% owned.

   The Bank is engaged in general commercial and retail banking business with eleven branch locations. CMSI is in the business of originating residential mortgage loans and has four branch locations. CFS provides brokerage services to customers and CCDC promotes, develops and improves the housing and economic conditions of people in Maryland.

   The Bank also operates a network of ATMs in Maryland, Virginia, and West Virginia and sponsors national retailers who accept ATM cards for purchases in various electronic networks.

   During 2004, the Company experienced growth in its balance sheet, primarily due to loan growth. The Company's strategy to increase its commercial loan portfolio was successful in 2004, increasing its gross loan portfolio 10.2% over 2003. The Company's loans held for sale portfolio, which consists of residential mortgage loans originated by CMSI and held for sale, usually within 30 days of origination, increased over 350%.

   Net income decreased 4.0% from 2003 to 2004, but core earnings (earnings before the effect of investment security transactions—a non-GAAP financial measure) increased 79.4%. The Company is asset sensitive and as a result, in the increasing interest rate environment of 2004, net interest income increased 9.5%. The Company recognized gains on sales of securities during 2004 of $116,000 and increased its mortgage-banking revenues by over 100%. During 2004, the CMSI opened three mortgage-banking "net branches," which provide management fee income to the Bank.

   During 2004, the Company made preparations to open its newest retail branch in Bel Air, Maryland. The branch opened in January of 2005.

   Based upon 2004's stable earnings and encouraging prospects for future earnings, the Company paid dividends of $.38 per share to shareholders during 2004.

RESULTS OF OPERATION

SUMMARY

   The Company reported net income for 2004 of $888,000 or $0.31 per share, representing a 4.0% decrease from 2003 net income of $925,000, or $0.33 per share. Core earnings (earnings before the effect of investment security transactions) for the year were $1,123,000, a 79.4% increase over 2003 core earnings of $626,000.

   The loan portfolio increased 10.2% to $219,726,000, a result of the Company's continuing efforts to re-align the loan portfolio to be more in line with typical commercial banks. Interest income decreased 2.7% due to the repricing of loans to a lower rate.

   The deposit portfolio increased 9.1% to $225,846,000, a result of the Company's efforts to increase the noninterest-bearing deposit portfolio. In addition, the Company began offering new deposit products in 2004. Despite the increase in the deposit portfolio, interest expense decreased during 2004, due primarily to increased noninterest-bearing deposits.

   Noninterest income increased 6.2% in 2004 compared to 2003, due primarily to an increase in the revenue generated by the Company's mortgage-banking division. Included in the 2004 results was a $116,000 gain on the sale of securities. Included in the 2003 results was a $486,000 gain on the sale of securities.

   Noninterest expense increased 10.5% in 2004 compared to 2003, primarily in the salaries and employee benefits areas. The Company increased its number of employees, during the year, most significantly in the mortgage-banking area. In addition, included in noninterest expense in 2004 is the recognition of a $497,000 other-than-temporary impairment of the Company's investment in FHLMC preferred stock.

   The Company reported net income for 2003 of $925,000, or $0.33 per share, representing a 51.7% decrease from 2002 net income of $1,917,000, or $0.68 per share. Included in the 2003 results was a $486,000 gain on the sale of securities. The loan portfolio decreased 2.9% to $199,297,000 as a result of loan payoffs and refinancing in 2003. The loan portfolio contraction, as well as the lower interest rates, contributed to a decrease in interest income from 2002. Noninterest income from fees increased by 14.1% compared to 2002. Fees generated by the ATM network of 155 machines and income from national point of sale sponsorships grew during 2003. Commissions from brokerage operations of $597,000 were an 11.0% decrease compared to $671,000 in 2002. In 2003, the Company reactivated CMSI and as a result, generated mortgage banking revenue of $666,000.

NET INTEREST INCOME

   Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve Board, are also important.

   The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest -bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

AVERAGE BALANCES, INTEREST, AND YIELDS

	2004			2003			2002
	Average balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$8,606,166	$116,899	1.36%	$18,044,257	$198,427	1.10%	$10,563,830	$166,183	1.57%
Federal Home Loan Bank stock	2,261,207	80,737	3.57	2,352,030	90,075	3.83	3,060,959	163,132	5.33
Investment securities:
U. S. Treasury	—	—	—	—	—		700,723	12,587	1.80
U.S. government agency	28,566,496	674,774	2.36	39,007,166	1,170,484	3.00	43,244,998	1,993,200	4.61
State and municipal	4,549,377	287,890	6.33	5,064,139	323,561	6.39	5,577,528	362,950	6.51
Mortgage-backed securities	8,747,456	479,546	5.48	12,605,968	676,216	5.36	19,122,373	1,068,841	5.59
Corporate bonds	4,592,680	274,845	5.98	7,504,350	453,741	6.05	7,682,596	466,665	6.07
Other	3,732,303	175,442	4.70	3,765,420	248,647	6.60	4,111,271	285,749	6.95

	50,188,312	1,892,497	3.77	67,947,043	2,872,649	4.23	80,439,489	4,189,992	5.21

Loans:
Demand and time	49,920,788	2,783,558	5.58	36,937,606	2,362,358	6.40	35,702,734	2,408,240	6.75
Residential mortgage	68,431,096	4,090,660	5.98	66,966,298	4,373,550	6.53	98,056,690	6,460,935	6.59
Commercial mortgage and construction	86,429,102	6,193,969	7.17	85,645,620	5,687,390	6.64	75,290,582	5,428,237	7.21
Installment	2,414,072	209,275	8.67	2,745,494	271,251	9.88	3,737,614	367,749	9.84
Lease financing	4,024,469	320,885	7.97	4,201,261	356,616	8.49	2,985,485	261,238	8.75

	211,219,527	13,598,347	6.44	196,496,279	13,051,165	6.64	215,773,105	14,926,399	6.92

Total interest-earning assets	272,275,212	15,688,480	5.76	284,839,609	16,212,316	5.69	309,837,383	19,445,706	6.28
Noninterest-bearing cash	21,682,244			19,662,376			17,385,072
Premises and equipment	4,959,453			5,173,405			6,394,921
Other assets	7,858,307			6,062,058			4,058,345
Allowance for loan losses	(3,616,474)			(3,692,349)			(3,530,286)
Unrealized gains on available for sale securities, net	3,174,905			3,306,853			2,551,816

	$306,333,647	$15,688,480		$315,351,952	$16,212,316		$336,697,251	$19,445,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Savings and NOW	$71,404,510	$180,741	0.25%	$72,624,598	$231,024	0.32%	$76,375,342	$422,165	0.55%
Money market	29,186,544	322,785	1.11	28,266,591	267,744	0.95	31,474,273	461,295	1.47
Other time	61,370,913	1,627,239	2.65	77,496,371	2,970,271	3.83	93,558,972	4,612,897	4.93

	161,961,967	2,130,765	1.32	178,387,560	3,469,039	1.94	201,408,587	5,496,357	2.73
Borrowed funds	56,153,768	3,190,857	5.68	58,234,600	3,170,695	5.44	57,578,163	3,195,963	5.55

Total interest-bearing liabilities	218,115,735	5,321,622	2.44	236,622,160	6,639,734	2.81	258,986,750	8,692,320	3.36
Noninterest-bearing deposits	51,501,352			42,449,945			42,139,426
Other liabilities	2,674,734			2,132,959			1,919,529
Shareholders' equity	34,041,826			34,146,888			33,651,546

Total liabilities and shareholders' equity	$306,333,647	$5,321,622		$315,351,952	$6,639,734		$336,697,251	$8,692,320

NET YIELD ON INTEREST- EARNING ASSETS	$272,275,212	$10,366,858	3.81%	$284,839,609	$9,572,582	3.36%	$309,837,383	$10,753,386	3.47%

   Interest on investments and loans is presented on a fully taxable equivalent basis (a non-GAAP financial measure), using regular income tax rates. Loans held for sale are included in residential mortgage loans.

   In 2004, net interest income on a taxable basis increased by $794,000 to $10.4 million. On average, the loan portfolio increased 7.5% from 2003 while the investment portfolio decreased by 26.1%. The yield on the loan portfolio decreased from 6.64% in 2003 to 6.44% in 2004. The yield on investment securities also decreased to 3.77% in 2004 from 4.23% in 2003. The decrease in the investment portfolio and decreased yields caused total interest income on a tax equivalent basis to decrease from $16.2 million in 2003 to $15.7 million in 2004. The Company intends to continue its expansion of its commercial loan portfolio as part of its long-term strategic plan.

   Interest expense decreased $1.3 million to $5.3 million in 2004 from $6.6 million in 2003. Interest expense decreased primarily due to a change in the deposit mix, with an increase in the amount of noninterest-bearing deposits. In addition, the cost of interest-bearing deposits decreased from 1.94% in 2003 to 1.32% in 2004.

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

   The following table and the related discussions of interest income and interest expense provide further analysis of the changes in net interest income during 2004 and 2003:

	2004 Compared to 2003			2003 Compared to 2002
	Change Due to Variance In			Change Due to Variance In
	Rates	Volume	Total	Rates	Volume	Total

INTEREST INCOME
Federal funds sold and Federal Home Loan Bank deposit	$22,291	$(103,819)	$(81,528)	$(85,433)	$117,677	$32,244
Federal Home Loan Bank stock	(5,859)	(3,479)	(9,338)	(35,275)	(37,782)	(73,057)
INVESTMENT SECURITIES:
U.S. Treasury	—	—	—	—	(12,587)	(12,587)
U.S. government agency	(182,490)	(313,220)	(495,710)	(627,391)	(195,325)	(822,716)
State and municipal	(2,778)	(32,893)	(35,671)	(5,981)	(33,408)	(39,389)
Mortgage-backed securities	10,146	(206,816)	(196,670)	(28,392)	(364,233)	(392,625)
Corporate bonds	(2,740)	(176,156)	(178,896)	(2,097)	(10,827)	(12,924)
Other	(71,019)	(2,186)	(73,205)	(13,064)	(24,038)	(37,102)

	(248,881)	(731,271)	(980,152)	(676,925)	(640,418)	(1,317,343)

LOANS:
Demand and time	(409,724)	830,924	421,200	(129,177)	83,295	(45,882)
Residential mortgage	(378,541)	95,651	(282,890)	(38,846)	(2,048,539)	(2,087,385)
Commercial mortgage and construction	454,556	52,023	506,579	(487,415)	746,568	259,153
Installment	(29,232)	(32,744)	(61,976)	1,118	(97,616)	(96,498)
Lease financing	(20,721)	(15,010)	(35,731)	(11,006)	106,384	95,378

	(383,662)	930,844	547,182	(665,326)	(1,209,908)	(1,875,234)

TOTAL INTEREST EARNED	(616,111)	92,275	(523,836)	(1,462,959)	(1,770,431)	(3,233,390)

INTEREST EXPENSE
Savings and NOW	(46,379)	(3,904)	(50,283)	(170,409)	(20,732)	(191,141)
Money market	46,301	8,740	55,041	(146,538)	(47,013)	(193,551)
Other time	(725,427)	(617,605)	(1,343,032)	(850,664)	(791,962)	(1,642,626)
Borrowed funds	133,359	(113,197)	20,162	(61,705)	36,437	(25,268)

TOTAL INTEREST EXPENSE	(592,146)	(725,966)	(1,318,112)	(1,229,316)	(823,270)	(2,052,586)

NET INTEREST INCOME	$(23,965)	$818,241	$794,276	$(233,643)	$(947,161)	$(1,180,804)

   Interest on investments and loans is presented on a fully taxable equivalent basis (a non-GAAP financial measure), using regular income tax rates. The change in interest income and expense due to variance in both rate and volume has been allocated to the change due to variance in rate.

PROVISION FOR LOAN LOSSES

   On a monthly basis, management of the Company reviews all loan portfolios to determine trends and monitor asset quality. For consumer loan portfolios, this review generally consists of reviewing delinquency levels on an aggregate basis with timely follow-up on accounts that become delinquent. In commercial loan portfolios, delinquency information is monitored and periodic reviews of business and property leasing operations are performed on an individual loan basis to determine potential collection and repayment problems.

   The Company did not provide for any loan losses in 2004 as compared to a provision of $243,000 in 2003. Nonaccrual, restructured and delinquent loans over 90 days to total loans remained relatively stable at 1.20% at the end of 2004 compared to 1.21% in 2003. The ratio of loan losses to average loans decreased in 2004 to 0.08% compared to 0.09% for 2003.

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

NONINTEREST INCOME

   Noninterest income increased 6.0% to $8.8 million in 2004 compared to $8.3 million in 2003. Included in noninterest income were $116,000 in security gains realized in 2004 compared to $486,000 in 2003. It is the Company's intention to realign it investment portfolio during 2005 so that the portfolio will better assist the Company's earnings and liquidity as outlined in the Company's strategic plan.

   Brokerage commissions increased 4.5% to $624,000 in 2004 compared to $597,000 in 2003 due to improved market conditions. Management believes that brokerage commissions are a good source of noninterest income for the Company and intends to continue focusing on increasing this source of income.

   Electronic banking fee income remained relatively stable at $4.7 million in 2004 and 2003. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company maintains ATMs in Wal-Mart stores in Maryland, Virginia and West Virginia, as well as at its branches. The fees from these ATMs represent approximately 46% of total electronic banking revenue. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 31% of total electronic banking revenue. Fees from check cards comprise the remaining 23% of electronic banking revenue.

   Mortgage-banking revenue increased $676,000 to $1,342,000 in 2004 from $666,000 in 2003. During 2004, the Company opened three mortgage-banking "net branches." The employees of these net branches earn as salaries all revenues earned on the sale of mortgage loans less operating expenses. In addition, each net branch pays management fees to CMSI for use of its processing and underwriting staff. The net branch expenses are included in the Company's income statement, as they are divisions of CMSI, but the net effect of the operations of the net branches on the Company's net income is limited to the management fees paid to CMSI. The inclusion of the expenses in the financial statements has the effect of showing significant expenses related to mortgage-banking and increases the Company's efficiency ratio.

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

NONINTEREST EXPENSES

   During 2004, noninterest expenses increased by $1.7 million, or 10.5% to $17.8 million compared to $16.1 million in 2003.

   Salaries and benefits increased by $1.2 million or 16.0% as the Company added staff for a total of 165 full time equivalent positions in 2004 from a total of 136 full time equivalent positions in 2003. The increased staff was mostly in the mortgage-banking subsidiary of CMSI and in the commercial lending area. A portion of the salaries of mortgage division personnel that consist of commissions are not included in salary expense, but are deferred and netted against mortgage-banking fees and gains.

   Occupancy expenses increased by $149,000 from $1.5 million in 2003 to $1.6 million in 2004. The additional expenses were due primarily to new facilities for mortgage-banking operations. In addition, the Company incurred additional expenses related to its new branch facility in Harford County, Maryland, which opened in January of 2005.

   Furniture and equipment expense decreased by $194,000 from $1.8 million in 2003, to $1.6 million in 2004, mostly due to decreased depreciation expense. The Company's 158 ATMs all became fully depreciated during the fourth quarter of 2004.

   Included in 2004 noninterest expenses is the recognition of a $497,000 other-than-temporary impairment of the Company's investment in FMLMC preferred stock. Management sold these securities during the first quarter of 2005 and realized a gain net of tax of approximately $45.000.

   Other operating expenses remained relatively stable at $5.3 million in 2004 and 2003.

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

INCOME TAX PROVISION

   For 2004, the effective tax rate for the Company decreased to 26.5% compared to 26.8% for 2003.

   For 2003, the effective tax rate for the Company decreased to 26.8% compared to 30.7% for 2002.

   The effective tax rates fluctuate from year to year due to changes in the mix of tax-exempt loans and investments as a percentage of total loans and investments.

FINANCIAL CONDITION

SUMMARY

   Total assets of the Company increased by 5.5% to $319.1 million at December 31, 2004 from $302.4 million at December 31, 2003. Investment securities decreased 32.0% to $42.5 million at December 31, 2004. Gross loans, excluding loans held for sale, increased by 10.2% to $219.7 million at December 31, 2004 compared to $199.3 million at the end of 2003. Interest-earning assets increased $16.6 million to $285.4 million and were 89.4% of total assets at December 31, 2004.

INVESTMENT SECURITIES

   The investment portfolio consists of investment securities held to maturity and securities available for sale. Investment securities held to maturity are those securities that the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Securities available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

   The components of the investment portfolio were as follows at December 31:

	2004	2003	2002	2001	2000

AVAILABLE FOR SALE
U.S. Treasury	$—	$—	$—	$—	$799,959
U.S. Government agency	19,913,790	34,566,285	44,866,333	64,711,849	55,414,430
Mortgage-backed securities	8,447,886	9,628,267	17,008,728	19,758,761	5,242,307
State and municipal bonds	4,137,433	5,197,716	5,446,260	5,891,946	6,206,170
Corporate bonds	3,036,920	6,820,340	7,962,805	7,739,978	—

	35,536,029	56,212,608	75,284,126	98,102,534	67,662,866
Equity securities	6,952,463	6,246,349	3,502,021	4,299,478	2,481,021

	$42,488,492	$62,458,957	$78,786,147	$102,402,012	$70,143,887

HELD TO MATURITY
Foreign bonds	$—	$25,000	$25,000	$25,000	$50,000

   Note: Investments classified as available for sale are carried at fair value whereas investments classified as held to maturity are carried at amortized cost.

   The following table shows the maturity of the investment portfolio at December 31, 2004:

	Available for Sale
	Amortized Cost	Fair Value	Yield

Within 1 year	$18,466,830	$18,361,490	2.55%
Over 1 to 5 years	5,840,388	5,860,698	3.04
Over 5 to 10 years	2,782,693	2,865,955	4.40

	27,089,911	27,088,143
Mortgage-backed securities	8,287,646	8,447,886	5.73
Equity securities	3,255,196	6,952,463	4.79

	$38,632,753	$42,488,492

   The investment portfolio consists primarily of U. S. Government agency securities, mortgage-backed securities, corporate bonds, state and municipal obligations, and equity securities. The income from state and municipal obligations is exempt from federal income tax. Certain agency securities are exempt from state income taxes. The Company uses its investment portfolio as a source of both liquidity and earnings.

   Investment securities decreased $20.0 million to $42.5 million at December 31, 2004 compared to $62.5 million at December 31, 2003. The decrease was due to maturities of securities as well as the sale of approximately $2.4 million of securities in 2004. In addition, in 2004, the Company recognized a $497,000 other-than-temporary impairment of the Company's investment in FMLMC preferred stock.

   In 2005, the Company anticipates significant activity in its investment portfolio in order to realign the portfolio so that it will better assist the Company's earnings and liquidity as outlined in the Company's strategic plan.

LOANS

   The following table represents a breakdown of loan balances at December 31:

	2004	2003	2002	2001	2000

Real Estate:
Residential	$55,242,018	$57,586,028	$79,520,154	$117,617,158	$188,658,857
Commercial	94,858,597	82,856,038	78,500,418	52,675,033	45,963,998
Construction and land development	17,774,874	16,275,828	7,664,367	10,116,583	4,958,938
Demand and time	46,168,587	35,978,633	32,444,790	33,982,346	28,981,256
Lease financing	3,598,003	4,449,408	4,343,539	1,328,828	2,242,679
Installment	2,084,215	2,150,626	2,746,858	4,458,035	5,561,307

	219,726,294	199,296,561	205,220,126	220,177,983	276,367,035
Allowance for loan losses	3,485,076	3,648,245	3,578,762	3,338,807	3,024,290

Loans, net	$216,241,218	$195,648,316	$201,641,364	$216,839,176	$273,342,745

   Gross loans, excluding loans held for sale, increased $20.4 million or 10.2% from $199.3 million as of December 31, 2003 to $219.7 million as of December 31, 2004. The increase was primarily in commercial real estate, which increased 14.5%. Commercial loans amounted to $162.4 million at December 31, 2004 and were 74% of total loans. Consumer loans amounted to $57.3 million and were 26% of total loans.

   The following table shows the contractual maturities and interest rate sensitivities of the Company's loans at December 31, 2004. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, the Company's experience indicates that a significant number of loans will be extended or repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total

Real Estate:
Residential	$316,083	$17,507,312	$1,387,188	$461,982	$35,076,218	$493,235	$55,242,018
Commercial	2,811,523	9,171,652	70,650,599	—	12,224,823	—	94,858,597
Construction and land development	8,341,486	—	8,846,424	—	586,964	—	17,774,874

	11,469,092	26,678,964	80,884,211	461,982	47,888,005	493,235	167,875,489
Demand and time	1,558,522	31,766,921	12,692,082	—	151,062	—	46,168,587
Lease financing	122,796	850	3,474,357	—	—	—	3,598,003
Installment	464,610	153,505	585,418	144,002	698,367	38,313	2,084,215

	$13,615,020	$58,600,240	$97,636,068	$605,984	$48,737,434	$531,548	$219,726,294

   The following table provides information concerning nonperforming assets and past due loans at December 31, 2004:

	2004	2003	2002	2001	2000

Nonaccrual loans (a)	$615,394	$712,116	$734,879	$387,037	$622,392
Restructured loans	455,864	661,974	568,969	598,644	633,302
Foreclosed real estate	—	100,000	218,654	—	—

	$1,071,258	$1,474,090	$1,522,502	$985,681	$1,255,694

Accruing loans past-due 90 days or more	$1,567,919	$1,036,018	$1,900,663	$223,459	$1,281,706

   a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrated the ability to pay and remain current. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.

ALLOWANCE FOR LOAN LOSSES

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

   The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $143,374, $134,190 and $1,312,020 as of December 31, 2004, 2003 and 2002, respectively.

   The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $2,796,664, $3,099,129 and $1,146,924 as of December 31, 2004, 2003 and 2002, respectively.

   Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans.

   During the years ended December 31, 2000 through 2004, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

	Years ended December 31
Description	2004	2003	2002	2001	2000

Balance at beginning of year	$3,648,245	$3,578,762	$3,338,807	$3,024,290	$2,836,291
Charge-offs:
Commercial	192,440	200,173	21,904	—	30,015
Lease financing	—	—	—	—	—
Real estate:
Residential	7,746	16,898	160,591	117,582	201,187
Commercial	—	—	112,718	—	—
Construction	—	—	—	—	—
Installment	76,936	47,957	85,393	184,559	153,197

	277,122	265,028	380,606	302,141	384,399

Recoveries:
Commercial	67,111	58,034	2,475	17,269	51,115
Lease financing	—	—	—	—	—
Real estate:
Residential	8,087	—	67,705	22,802	30,317
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Installment	38,755	33,477	24,381	26,587	42,966

	113,953	91,511	94,561	66,658	124,398

Net charge-offs	163,169	173,517	286,045	235,483	260,001

Provision charged to operations	—	243,000	526,000	550,000	448,000

Balance at end of the year	$3,485,076	$3,648,245	$3,578,762	$3,338,807	$3,024,290

Ratio of net charge-offs to average loans outstanding	.08%	.09%	.13%	.10%	.09%

   A breakdown of the allowance for loan losses is provided in the table below; however, management does not believe that the allowance can be segregated by category with precision. The breakdown of the allowance is based primarily on those factors discussed previously in evaluating the allowance as a whole. Since all of those factors are subject to change, the breakdown is not necessarily indicative of the category of actual or realized credit losses.

   The following table presents the allocation of the allowance for loan losses among the various loan categories at December 31:

Portfolio	2004	2003	2002	2001	2000

Commercial and lease financing	$589,053	$1,226,447	$733,560	$607,323	$910,445
Real estate:
Residential	587,292	831,173	754,979	707,061	763,017
Commercial	1,034,546	1,041,834	876,243	775,321	349,594
Construction	342,114	—	—	—	—
Installment	149,271	133,865	94,162	173,166	207,061
Unallocated	782,800	414,926	1,119,818	1,075,936	794,173

	$3,485,076	$3,648,245	$3,578,762	$3,338,807	$3,024,290

   The table below provides a percentage breakdown of the loan portfolio by category to total loans at December 31:

Portfolio	2004	2003	2002	2001	2000

Commercial and lease financing	22.7%	20.2%	17.9%	16.0%	10.5%
Real estate:
Residential	25.1	28.9	38.8	53.5	70.0
Commercial	43.2	41.6	38.2	23.9	17.0
Construction	8.1	8.2	3.8	4.6	0.3
Installment	0.9	1.1	1.3	2.0	2.2

	100.0%	100.0%	100.0%	100.0%	100.0%

   All loan reserves are subject to regulatory examinations and determinations as to the appropriateness of the methodology and adequacy on an annual basis.

   At December 31, 2004, the allowance for loan losses was $3.5 million, a 4.5% decrease from the end of 2003. The ratio of the allowance to total loans was 1.59% at December 31, 2004 and 1.83% at December 31, 2003. The ratio of net loan losses to average loans outstanding for 2004 was 0.08% compared to 0.09% for 2003. The ratio of nonaccrual loans, restructured loans and loans delinquent more than 90 days to total loans decreased to 1.20% at December 31, 2004 from 1.21% at the end of 2003. The ratio of real estate loans to total loans decreased to 76.4% at the end of 2004 from 78.6% at the end of 2003.

FUNDING SOURCES

DEPOSITS

   The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

					2002
	2004		2003
					Average Balance
	Average Balance	Average Rate	Average Balance	Average Rate		Average Rate

Noninterest-bearing deposits	$51,501,352	—%	$42,449,945	—%	$42,139,426	—%
Interest-bearing deposits:
NOW accounts	35,016,262	0.21	37,515,591	0.31	39,453,108	0.53
Savings accounts	36,388,248	0.29	35,109,007	0.33	36,922,234	0.58
Money market accounts	29,186,544	1.11	28,266,591	0.95	31,474,273	1.47
Certificates of deposit	61,370,913	2.65	77,496,371	3.83	93,558,972	4.93

	$213,463,319	1.00	$220,837,505	1.57	$243,548,013	2.26

   The following table provides the maturities of certificates of deposit of the Company in amounts of $100,000 or more at December 31, 2004:

Maturing in:
3 months or less	$3,644,821
Over 3 months through 6 months	1,672,750
Over 6 months through 12 months	1,417,009
Over 12 months	2,587,410

$9,321,990

   Total deposits at December 31, 2004 increased by $18.8 million to $225.8 million from the end of 2003. Interest bearing accounts increased by $7.5 million and noninterest-bearing deposits increased by $11.3 million. During 2004, the Company made a concerted effort to continue the reduction of the level of high-yield deposits. Additionally, the Company's efforts in attracting more noninterest-bearing deposits was successful.

   The Company began offering CDARS deposits to its customers during 2004. This program allows for customers that wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is a nationwide one that allows participating banks to "swap" customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank. As on December 31, 2004, the Bank had approximately $11.4 million in CDARS deposits.

BORROWINGS

   Other short-term borrowings, consisting of Notes Payable-U.S. Treasury, are as follows:

Other short-term borrowings:	2004	2003	2002

Total outstanding at period-end	$1,984,714	$2,025,339	$2,045,237
Average amount outstanding during period	1,051,267	910,061	838,491
Maximum amount outstanding at any period-end	2,008,989	2,032,502	2,119,117
Weighted average interest rate at period-end	1.97%	0.73%	1.21%
Weighted average interest rate for the period	1.10%	1.04%	1.40%

   Advances from the Federal Home Loan Bank remained at the same level of $45 million at the end of 2004, 2003, and 2002. Borrowings for federal funds purchased, securities sold under agreements to repurchase and notes payable to the US Treasury decreased by $1.8 million from December 31, 2003 to 2004.

CAPITAL

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

   In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2004 and 2003. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

   The following table shows the Company's and the Bank's capital ratios as of December 31:

		Carrollton Bancorp		Carrollton Bank
	Minimum	2004	2003	2004	2003

Leverage ratio	4%	9.41%	10.35%	9.49%	9.75%
Risk-based capital:
Tier 1 (Core)	4%	11.52%	13.75%	11.71%	12.86%
Tier 2 (Total)	8%	12.74%	15.51%	12.96%	14.12%

   Total shareholders' equity increased 0.2% to $34.2 million at December 31, 2004. Earnings of the Company of $888,000 for the year ended December 31, 2004 were offset by dividends of $1.1 million and an increase in capital of $180,000 from unrealized gains on securities available for sale.

LIQUIDITY AND CAPITAL EXPENDITURES

CAPITAL EXPENDITURES

   Capital expenditures were approximately $1.9 million in 2004, $923,000 in 2003 and $367,000 in 2002. The capital expenditures in 2004 were principally due to the expenditures required to open the Company's new branch in January 2005. The capital expenditures in 2003 were principally due to the opening of the Company's mortgage-banking branches and to the system conversion that took place in 2004. The expenditures in 2002 were related to normal business activity.

   Capital expenditures are projected to be approximately $500,000 for fiscal year 2005 for renovations at five of the Company's branch locations.

LIQUIDITY

   Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

   The Company's liquidity is derived primarily from its deposit base and equity capital. Liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, investment securities due within one year, and securities available for sale. Such assets totaled $86.9 million or 27.2% of total assets at December 31, 2004.

   The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $114.9 million at December 31, 2004. Of this total, management places a high probability of required funding within one year on approximately $57.6 million. The amount remaining is unused home equity lines and other consumer lines on which management places low probability of funding.

   The Company also has established lines of credit totaling $80.0 million with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At December 31, 2004, the Company had $45.0 million outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit. Additionally, the Company has available unsecured federal funds lines of credit of $5 million with other institutions. There was no balance outstanding under these lines at December 31, 2004. The lines bear interest at the current federal funds rate of the correspondent bank.

MARKET RISK AND INTEREST RATE SENSITIVITY

   The Company's interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Asset/Liability Management Committee of the Board of Directors (the "ALCO") oversees the Company's management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during volatile as well as stable interest rate environments while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company's liquidity, asset and earnings growth, and capital adequacy goals.

   Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At December 31, 2004, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

   The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2004. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been allocated evenly over a five-year period. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

   Period from December 31, 2004 in which assets and liabilities reprice:

($'s in 000's)	0 to 90 days	91 to 365 days	1 to 2 years	3 to 5 years	> 5 years

ASSETS:
Short term investments	$14,851	$—	$—	$—	$—
Securities	9,734	18,323	250	5,605	11,199
Loans held for sale	10,220	—	—	—	—
Loans:
Residential real estate	2,833	1,956	2,138	6,692	41,623
Commercial real estate	7,371	22,473	25,245	32,177	7,593
Construction and land development	11,474	2,821	2,307	927	246
Demand and time	18,545	10,158	4,581	7,862	5,023
Lease financing	419	980	1,082	1,108	9
Installment	282	432	340	488	542

	40,924	38,820	35,693	49,254	55,036

	$75,729	$57,143	$35,943	$54,859	$66,235

LIABILITIES:
Deposits	$29,090	$53,663	$40,663	$102,425	$5
Borrrowings	12,169	—	—	5,000	40,000

	$41,259	$53,663	$40,663	$107,425	$40,005

Gap position
Period	$34,470	$3,480	$(4,720)	$(52,566)	$26,230
% of assets	10.8%	1.1%	(1.5)%	(16.5)%	8.2%
Cumulative	$34,470	$37,950	$33,230	$(19,336)	$6,894
% of assets	10.8%	11.9%	10.4%	(6.1)%	2.1%
Cumulative risk sensitive assets to risk sensitive liabilities	183.5%	140.0%	124.5%	92.0%	102.4%

INFLATION

   Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for 2004, 2003 and 2002.

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

   Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2004:

Loan commitments	$32,151,577
Unused lines of credit	82,755,434
Letters of credit	2,910,330

   The Company leases various branch and general office facilities to conduct its operations. The leases have remaining terms which range from a period of one year to 20 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

   The following table shows information relating to the Company's off-balance sheet obligations at December 31, 2004 (dollars in thousands):

Contractual Obligations	Total	Less than 1 year	One to three years	Three to five years	More than five years

Operating lease obligations	$6,804	$690	$1,034	$720	$4,360

NEW ACCOUNTING PRONOUNCEMENTS

   On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provision of the Bulletin must be applied to loan commitments accounted for as derivatives for reporting periods beginning after March 31, 2004.

   In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment. The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004.

   FASB Statement No. 123, Accounting for Stock-Based Compensation (Revised 2004) Share Based Payment, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the alternative to use the Accounting Principles Board Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally result in recognition of no compensation costs. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, this Statement amends FASB Statement No. 95, Statement of Cash Flows to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement is effective as of the first interim or annual reporting period that begins after June 15, 2005.

   AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the carrying over of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total cash flows expected to be collected. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

   Also during 2004, APB Opinion No. 29, Accounting for Nonmonetary Transactions, was amended to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.

   The provisions of FASB Statement No. 123 will require the Company to expense the estimated fair value of options granted, beginning in the third quarter of 2005. Management does not expect the other statements to have any material effect on the Company's financial position or results of operation.

7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   For information regarding the market risk of the Company's financial instruments, see "Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    To the Board of Directors and Shareholders
Carrollton Bancorp and Subsidiary
Baltimore, Maryland

   We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Rowles & Company, LLP

Baltimore, Maryland
February 10, 2005

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

ASSETS
Cash and due from banks	$19,341,463	$19,711,633
Federal funds sold and Federal Home Loan Bank deposit	14,851,081	7,589,293
Federal Home Loan Bank stock, at cost	2,622,900	2,250,000
Investment securities
Available for sale	42,488,492	62,458,957
Held to maturity	—	25,000
Loans held for sale	10,219,729	2,241,583
Loans, less allowance for loan losses of $3,485,076 and $3,648,245	216,241,218	195,648,316
Premises and equipment	5,416,934	5,079,551
Accrued interest receivable	1,295,719	1,421,554
Foreclosed real estate	—	100,000
Prepaid income taxes	194,611	33,910
Bank owned life insurance	4,052,648	3,999,699
Other assets	2,398,337	1,850,479

	$319,123,132	$302,409,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$53,739,771	$42,484,836
Interest-bearing	172,106,374	164,571,264

Total deposits	225,846,145	207,056,100
Federal funds purchased and securities sold under agreement to repurchase	10,183,951	11,951,594
Notes payable — U.S. Treasury	1,984,714	2,025,339
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	493,179	451,055
Deferred income taxes	200,762	286,475
Other liabilities	1,199,101	1,514,530

	284,907,852	268,285,093

Shareholders' equity
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,834,823 in 2004 and 2,828,078 in 2003	2,834,823	2,828,078
Surplus	18,774,448	18,682,387
Retained earnings	10,239,356	10,427,425
Accumulated other comprehensive income	2,366,653	2,186,992

	34,215,280	34,124,882

	$319,123,132	$302,409,975

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002

INTEREST INCOME
Interest and fees on loans	$13,584,677	$13,034,872	$14,907,165
Interest and dividends on securities
Taxable interest income	1,399,879	2,331,880	3,381,602
Nontaxable interest income	188,296	218,645	244,340
Dividends	210,572	125,539	121,388
Interest on federal funds sold and other interest income	116,899	224,755	330,869

Total interest income	15,500,323	15,935,691	18,985,364

INTEREST EXPENSE
Deposits	2,130,765	3,469,039	5,496,357
Borrowings	3,190,857	3,170,695	3,195,963

Total interest expense	5,321,622	6,639,734	8,692,320

Net interest income	10,178,701	9,295,957	10,293,044
PROVISION FOR LOAN LOSSES	—	243,000	526,000

Net interest income after provision for loan losses	10,178,701	9,052,957	9,767,044

NONINTEREST INCOME
Service charges on deposit accounts	948,386	987,582	1,118,349
Brokerage commissions	623,923	597,247	670,952
Mortgage banking fees and gains	1,342,399	665,948	—
Other fees and commissions	5,750,633	5,531,726	4,847,738
Gains on security sales	115,810	486,109	209,880
Gain on branch divestiture	—	—	687,883

Total noninterest income	8,781,151	8,268,612	7,534,802

NONINTEREST EXPENSES
Salaries	6,837,035	5,996,496	5,118,713
Employee benefits	1,876,248	1,499,002	1,140,614
Occupancy	1,601,321	1,452,624	1,431,978
Furniture and equipment	1,590,436	1,784,787	2,059,447
Write down of impaired securities	497,313	—	—
Other noninterest expenses	5,348,647	5,325,446	4,786,206

Total noninterest expenses	17,751,000	16,058,355	14,536,958

Income before income taxes	1,208,852	1,263,214	2,764,888
INCOME TAXES	320,488	338,500	847,630

NET INCOME	$888,364	$924,714	$1,917,258

NET INCOME PER SHARE—BASIC	$0.31	$0.33	$0.68

NET INCOME PER SHARE—DILUTED	$0.31	$0.32	$0.68

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
				Retained Earnings		Comprehensive Income
	Shares	Par Value	Surplus

BALANCE, DECEMBER 31, 2001	2,701,254	$2,701,254	$17,017,446	$11,490,504	$1,249,179
Net Income		—	—	1,917,258	—	$1,917,258
Net unrealized gains (losses) on available for sale securities, net of tax		—	—	—	488,661	488,661

Comprehensive Income						$2,405,919

Shares acquired and cancelled	(14,044)	(14,044)	(185,277)	—	—
Stock dividend, 5%	134,547	134,547	1,785,439	(1,919,986)
Cash dividends, $0.34 per share		—	—	(973,902)	—

BALANCE, DECEMBER 31, 2002	2,821,757	2,821,757	18,617,608	10,513,874	1,737,840
Net Income		—	—	924,714	—	$924,714
Net unrealized gains (losses) on available for sale securities, net of tax		—	—	—	449,152	449,152

Comprehensive Income						$1,373,866

Stock options exercised	6,715	6,715	70,007	—	—
Adjustment to 2002 stock dividend	(394)	(394)	(5,228)	5,622	—
Cash dividends, $0.36 per share		—	—	(1,016,785)	—

BALANCE, DECEMBER 31, 2003	2,828,078	2,828,078	18,682,387	10,427,425	2,186,992
Net Income		—	—	888,364	—	$888,364
Net unrealized gains (losses) on available for sale securities, net of tax		—	—	—	179,661	179,661

Comprehensive Income						$1,068,025

Stock options exercised, including tax benefit of $21,293	8,845	8,845	122,616	—	—
Shares acquired and cancelled	(2,100)	(2,100)	(30,555)	—	—
Cash dividends, $0.38 per share		—	—	(1,076,433)	—

BALANCE, DECEMBER 31, 2004	2,834,823	$2,834,823	$18,774,448	$10,239,356	$2,366,653

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$888,364	$924,714	$1,917,258
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES:
Provision for loan losses	—	243,000	526,000
Deprecation and amortization	1,255,340	1,440,603	1,650,548
Deferred income taxes	(198,755)	(253,808)	(192,177)
Amortization of premiums and discounts	230,676	436,783	249,218
Gains on disposal of securities	(115,810)	(486,109)	(209,880)
Write down of impaired securities	497,313	—	—
Loans held for sale made, net of principal sold	(6,635,747)	(1,575,635)	—
Mortgage-banking fees and gains	(1,342,399)	(665,948)	—
Gain on branch divestiture	—	—	(687,883)
Gains on sale and write-down of premises and equipment	(18,941)	(90,006)	(72,984)
(Gains) losses on sale of foreclosed real estate	11,548	(14,309)	7,898
Write-down of foreclosed real estate	8,077	9,442	—
(Increase) decrease in:
Accrued interest receivable	125,835	326,440	492,996
Prepaid income taxes	(160,701)	118,681	(152,591)
Other assets	(600,809)	(3,875,775)	115,485
Increase (decrease) in:
Accrued interest payable	42,124	(62,303)	(37,395)
Income taxes payable	—	—	(280,785)
Other liabilities	(315,427)	882,352	(45,187)

Net cash provided by (used in) operating activities	(6,329,312)	(2,641,878)	3,280,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	2,518,491	1,724,217	600,596
Proceeds from maturities of securities available for sale	30,685,807	115,149,964	136,088,554
Proceeds from redemption (purchase) of Federal Home Loan Bank stock	(372,900)	250,000	750,000
Purchase of securities available for sale	(13,528,310)	(100,048,513)	(110,281,342)
Loans made, net of principal collected	(20,677,402)	5,637,979	3,282,936
Purchase of loans, net of principal collected	—	—	11,617,770
Purchase of premises and equipment	(1,935,364)	(923,640)	(367,160)
Proceeds from sale of premises and equipment	361,582	269,198	212,984
Purchase of foreclosed real estate	—	—	(145,191)
Net proceeds from branch divestiture	—	—	687,883
Proceeds from sale of foreclosed real estate	164,876	235,590	50,779

Net cash provided by (used in) investing activities	(2,783,220)	22,294,795	42,497,809

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	7,124,050	(26,481,138)	(12,942,713)
Net increase (decrease) in other deposits	11,665,996	3,273,130	(22,321,899)
Net increase (decrease) in other borrowed funds	(1,808,269)	396,324	1,690,054
Common stock repurchase and retirement	(32,655)	—	(199,321)
Stock options exercised	131,461	76,722	—
Dividends paid	(1,076,433)	(1,016,785)	(973,902)

Net cash provided by (used in) financing activities	16,004,150	(23,751,747)	(34,747,781)

Net increase (decrease) in cash and cash equivalents	6,891,618	(4,098,830)	11,030,549
Cash and cash equivalents at beginning of year	27,300,926	31,399,756	20,369,207

Cash and cash equivalents at end of year	$34,192,544	$27,300,926	$31,399,756

SUPPLEMENTAL INFORMATION:
Interest paid on deposits and borrowings	$5,279,498	$6,702,037	$8,729,715

Income taxes paid	$545,609	$191,024	$1,568,808

NONCASH ACTIVITY:
Transfer of loans to foreclosed real estate	$84,500	$112,069	$132,140

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

   Principles Of Consolidation – The consolidated financial statements include the accounts of Carrollton Bancorp (the Company) and its subsidiary, the Bank. Intercompany balances and transactions have been eliminated.

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

   The Company measures impaired loans (1) at the observable market price; (2) at the present value of expected cash flows discounted at the loan's effective interest rate; or (3) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through the allowance for loan losses.

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

   Intangible Assets – A deposit intangible asset of $1,847,700, relating to a branch acquisition, is being amortized using the straight-line method over 15 years. The remaining unamortized balance at December 31, 2004 and 2003 was $677,453 and $800,633, respectively. Amortization expense was $123,180 for 2004, 2003, and 2002, respectively.

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

   Stock options – The Company uses the intrinsic value method to account for stock based compensation plans. Because the option price of stock options granted was equal to the market price of the common stock at the date of grant for all options granted, no compensation expense related to the options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31, 2004, 2003, and 2002.

	2004	2003	2002

Net Income:
As Reported	$888,364	$924,714	$1,917,258
Additional compensation net of related income tax	(81,812)	(22,727)	(41,824)

Pro forma	$806,552	$901,987	$1,875,434

Basic Earnings Per Share:
As Reported	$0.31	$0.33	$0.68
Pro forma	0.28	0.32	0.66
Diluted Earnings Per Share:
As reported	0.31	0.32	0.68
Pro forma	0.28	0.32	0.66

   The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2004, 2003, and 2002.

	2004	2003	2002

Dividend yield	2.25%	2.48% to 2.84%	2.84% to 2.97%
Expected volatility	18.15%	20.88%	19.55%
Risk free rate	4.43%	4.25% to 4.67%	4.70% to 5.56%
Estimated life	10 years	10 years	10 years

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

   Banks are required to carry cash reserves with the Federal Reserve Bank or maintain cash on hand of specified percentages of deposit balances. The Bank's normal amount of cash on hand, which averaged $22 million and $20 million during 2004 and 2003, respectively, is sufficient to satisfy the reserve requirements.

   In order to cover the costs of services provided by correspondent banks, the Company maintains compensating balances at these correspondent banks, or pays fees in the event the credit earned on balances is not sufficient to cover activity charges. During 2004 and 2003, the Company maintained an average compensating balance of approximately $1,000,000 which was maintained at the Federal Reserve Bank.

3. INVESTMENT SECURITIES

   Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2004
AVAILABLE FOR SALE
U.S. government agency	$20,061,205	$2,797	$150,212	$19,913,790
Mortgage-backed securities	8,287,646	174,560	14,320	8,447,886
State and municipal	4,017,338	120,657	562	4,137,433
Corporate bonds	3,011,368	25,552	—	3,036,920

	35,377,557	323,566	165,094	35,536,029
Equity securities	3,255,196	3,701,667	4,400	6,952,463

	$38,632,753	$4,025,233	$169,494	$42,488,492

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2003
AVAILABLE FOR SALE
U.S. government agency	$34,536,818	$70,616	$41,149	$34,566,285
Mortgage-backed securities	9,086,362	541,905	—	9,628,267
State and municipal	5,041,536	159,588	3,408	5,197,716
Corporate bonds	6,578,815	241,525	—	6,820,340

	55,243,531	1,013,634	44,557	56,212,608
Equity securities	3,652,390	2,996,026	402,067	6,246,349

	$58,895,921	$4,009,660	$446,624	$62,458,957

HELD TO MATURITY
Foreign Bond	$25,000	$—	$—	$25,000

   Information related to unrealized losses in the portfolio as of December 31, 2004 follows:

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agency	$16,912,860	$150,212	$—	$—	$16,912,860	$150,212
Mortgage-backed securities	2,386,835	14,320	—	—	2,386,835	14,320
State and municipal	—	—	125,688	562	125,688	562
Equity securities	—	—	11,100	4,400	11,100	4,400

	$19,299,695	$164,532	$136,788	$4,962	$19,436,483	$169,494

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

   During 2004, the Company wrote down its FHLMC preferred stock securities by $497,313 to fair value to reflect what the Company considers to be an other-than-temporary impairment of those securities. At December 31, 2004, one marketable equity security had an unrealized loss with aggregate depreciation of 40% from the Company's cost basis. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysis reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than 24 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company's carrying value of the investment.

   All unrealized losses on U.S. government agency and state and municipal securities as of December 31, 2004 are considered to be temporary losses, because each security will be redeemed at face value at, or prior to maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

   Contractual maturities of debt securities at December 31, 2004 and 2003 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$18,466,830	$18,361,490	$—	$—
Over one to five years	5,840,388	5,860,698	—	—
Over five to ten years	2,782,693	2,865,955	—	—
Mortgage-backed securities	8,287,646	8,447,886	—	—

	$35,377,557	$35,536,029	$—	$—

	December 31, 2003
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$6,028,398	$6,136,303	$25,000	$25,000
Over one to five years	36,783,957	36,988,559	—	—
Over five to ten years	3,344,814	3,459,479	—	—
Mortgage-backed securities	9,086,362	9,628,267	—	—

	$55,243,531	$56,212,608	$25,000	$25,000

   At December 31, 2004 and 2003, securities with an amortized cost of $26,930,449 (fair value of $26,941,696) and $30,077,878 (fair value of $30,610,239), respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

   In 2004, 2003, and 2002, the Company realized gross gains on sales of securities of $115,810, $486,109, and $209,880, respectively, and losses or write downs of $497,313, $0, and $0, respectively. Income taxes on net security gains were $(147,336), $187,735, and $81,056 in 2004, 2003, and 2002, respectively.

4. LOANS

   Major classifications of loans at December 31 are as follows:

	2004	2003

Real estate:
Residential	$55,242,018	$57,586,028
Commercial	94,858,597	82,856,038
Construction and land development	17,774,874	16,275,828
Demand and time	46,168,587	35,978,633
Lease financing	3,598,003	4,449,408
Installment	2,084,215	2,150,626

	219,726,294	199,296,561
Allowance for loan losses	3,485,076	3,648,245

Loans, net	$216,241,218	$195,648,316

   The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

   The maturity and rate repricing distribution of the loan portfolio at December 31 is as follows:

	2004	2003

Repricing or maturing within one year	$93,722,336	$79,048,922
Maturing over one to five years	87,538,764	64,465,542
Maturing over five years	38,465,194	55,782,097

	$219,726,294	$199,296,561

   Loan balances have been adjusted by the following deferred amounts as of December 31:

	2004	2003

Deferred origination costs and premiums	$458,177	$466,708
Deferred origination fees and unearned discounts	(662,831)	(537,019)

Net deferred fees	$(204,654)	$(70,311)

   Transactions in the allowance for loan losses for the years ended December 31 were as follows:

	2004	2003	2002

Beginning balance	$3,648,245	$3,578,762	$3,338,807
Provision charged to operations	—	243,000	526,000
Recoveries	113,953	91,511	94,561

	3,762,198	3,913,273	3,959,368
Loans charged off	277,122	265,028	380,606

Ending balance	$3,485,076	$3,648,245	$3,578,762

   Nonperforming assets and loans past-due 90 days or more but not in nonaccrual status were as follows at December 31:

	2004	2003	2002

Nonaccrual loans	$615,394	$712,116	$734,879
Restructured loans	455,864	661,974	568,969
Foreclosed real estate	—	100,000	218,654

Total nonperforming assets	$1,071,258	$1,474,090	$1,522,502

Accruing loans past-due
90 days or more	$1,567,919	$1,036,018	$1,900,663

   The amount of interest income that would have been recorded in 2004, 2003, and 2002 on nonaccrual loans if those loans had been handled in accordance with their contractual terms totaled $64,037, $54,857, and 30,938, respectively. The amount of interest income actually recorded on nonaccrual loans totaled $32,318, $30,660, and $22,878 for 2004, 2003, and 2002, respectively.

   At December 31, 2004, 2003, and 2002, the Company had one impaired loan to the same borrower amounting to $455,864, $661,974, and $568,969, respectively, which was classified as impaired because it had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $530,680, $615,021, and $576,577 in 2004, 2003, and 2002, respectively. During 2004, 2003, and 2002, the Company received total payments on impaired loans of $341,857, $34,650, and $85,189, respectively. Of these amounts, $75,938, $34,650, and $54,614 were recorded as interest income for 2004, 2003, and 2002, respectively. The remainder was applied to reduce principal. There is no specific allowance for this loan since the fair value of the collateral securing the loan is considered adequate to cover all principal and interest due. The Company also continues to accrue interest on this loan due to the adequacy of the collateral value.

   Loans with a balance of $48,231,884 and $49,827,528 were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company serviced loans for others totaling $2,383,332 and $3,423,249, respectively.

5. CREDIT COMMITMENTS

   Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2004	2003	2002

LOAN COMMITMENTS
Mortgage loans	$8,899,836	$9,744,958	$—
Construction and land development	9,438,961	4,290,726	6,899,380
Commercial loans	13,812,780	19,588,470	9,448,509

	$32,151,577	$33,624,154	$16,347,889

UNUSED LINES OF CREDIT
Home equity lines	$55,883,051	$48,536,491	$46,945,198
Commercial lines	25,467,308	24,667,060	22,608,235
Unsecured consumer lines	1,405,075	1,396,869	369,182

	$82,755,434	$74,600,420	$69,922,615

LETTERS OF CREDIT	$2,910,330	$2,795,649	$3,166,123

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

6. RELATED PARTY TRANSACTIONS

   The Company's executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2004, 2003 and 2002, transactions in related party loans were as follows:

	2004	2003	2002

Beginning balance	$3,209,200	$4,421,030	$5,264,386
Additions	1,040,580	648,991	1,184,451
Repayments	(2,429,063)	(1,860,821)	(2,027,807)

Ending balance	$1,820,717	$3,209,200	$4,421,030

   A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2004, 2003, and 2002, amounts paid to the law firm in connection with those services were $249,341, $259,502, and $224,138, respectively.

   A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2004, 2003, and 2002, amounts paid to the insurance brokerage for insurance premiums were $192,234, $244,721, and $153,656, respectively. Related commissions amounted to $28,660, $32,528, and $17,724 during the years ended December 31, 2004, 2003, and 2002, respectively.

   A director of the Company is President of an electrical company through which the Company and the Bank contracted for electrical services amounting to $0 in 2004, $3,341 in 2003, and $4,623 in 2002.

   A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for appraisal and management services amounting to $739,712 in 2004, $100,949 in 2003, and $3,744 in 2002.

7. PREMISES AND EQUIPMENT

   A summary of premises and equipment is as follows as of December 31:

	2004	2003

Land and improvements	$909,544	$909,544
Buildings	2,850,977	2,730,050
Leasehold improvements	2,773,689	2,146,153
Equipment and fixtures	7,930,744	7,821,438

	14,464,954	13,607,185
Accumulated depreciation and amortization	(9,048,020)	(8,527,634)

	$5,416,934	$5,079,551

   Buildings have useful lives of 7 to 40 years. Leasehold improvements have useful lives of 1 to 40 years. Equipment and fixtures have useful lives of 3 to 40 years.

   Depreciation and amortization of premises and equipment was $1,059,198, $1,275,612, and $1,481,612 for 2004, 2003, and 2002, respectively. Amortization of intangible assets, excluding amortization of deposit premiums, was $72,962, $41,811, and $45,756 for 2004, 2003, and 2002, respectively.

   During the year ended December 31, 2002, the Company sold its Baltimore Street property for $200,000. The Bank also sold deposits, along with all assets located within its Liberty Road branch.

8. DEPOSITS

   Major classifications of interest-bearing deposits are as follows as of December 31:

	2004	2003

NOW and Super NOW	$35,662,256	$37,515,591
Money market	31,041,530	27,957,320
Savings	35,934,645	36,754,460
Certificates of deposit of $100,000 or more	9,321,990	9,225,093
Other time deposits (a)	60,145,953	53,118,800

	$172,106,374	$164,571,264

(a)
Includes CDARS deposits, all of which are < $100,000.

8. DEPOSITS (Continued)

   Interest expense associated with certificates of deposit of $100,000 or more was approximately $145,000, $868,000, and $1,198,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

   Time deposits mature as follows:

	December 31,
	2004	2003

Maturing within one year	$51,131,664	$48,928,167
Maturing over one to two years	9,712,718	6,325,619
Maturing over two to three years	3,936,965	3,365,557
Maturing over three to four years	1,362,043	2,054,149
Maturing over four to five years	3,324,553	1,670,401

	$69,467,943	$62,343,893

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

	2004	2003	2002

Total outstanding at year end	$10,183,951	$11,951,594	$11,535,372
Average amount outstanding during year	9,983,370	12,324,539	11,739,672
Maximum amount outstanding at any month end	13,540,231	14,733,180	12,939,282
Weighted average interest rate at year end	1.91%	1.22%	0.82%
Weighted average interest rate for the year	0.96%	0.71%	0.92%

   Notes payable – U.S. Treasury are Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve Bank on a periodic basis. The Company pays interest on these deposits at a slight discount to the federal funds rate. The average balances of the notes were $1,051,267 and $910,061 during 2004 and 2003, respectively.

   Advances from the Federal Home Loan Bank (FHLB) of Atlanta amounted to $45,000,000 at December 31, 2004 and 2003. Advances averaged $45,000,000 for both 2004 and 2003, with a weighted average cost of 6.74% for both 2004 and 2003. At both December 31, 2004 and 2003, the advances carried a weighted average interest rate of 6.74%, and mature at dates ranging from March 26, 2008 to May 24, 2010. The Bank has a total secured line of $80 million with the FHLB for which the Bank granted the FHLB a security interest in certain residential first mortgage loans and commercial mortgage loans, as well as pledged investment securities (see notes 3 and 4).

   The Company borrows under available unsecured federal funds lines of credit of $5 million with other institutions. There was no balance outstanding under these lines at December 31, 2004 and 2003. These lines bear interest at the current federal funds rate of the correspondent bank.

10. OTHER NONINTEREST EXPENSES

   Other noninterest expenses include the following for the years ended December 31:

	2004	2003	2002

ATM services	$1,134,848	$1,458,647	$1,474,497
Data processing services	719,445	1,025,536	809,215
Carrier service	479,131	367,186	386,094
Employee-related expenses	306,678	294,645	176,789
Marketing	287,343	187,172	85,849
Printing, stationery, and supplies	282,914	193,616	217,188
Postage and freight	228,030	208,914	176,675
Liability insurance	216,890	181,657	135,656
Loan expenses	215,570	123,910	81,641
Telephone	195,867	221,363	240,999
Professional services	187,784	573,684	406,946
Directors' fees	165,950	139,950	141,150
Deposit premium amortization	123,180	123,180	123,180
Shareholder expense	91,283	36,000	97,171
Bank account charges	88,134	73,490	91,827
Software amortization	72,962	41,811	45,756
Other	552,638	74,685	95,573

	$5,348,647	$5,325,446	$4,786,206

11. STOCK OPTIONS

   The Company adopted a stock option incentive plan in 1998, which provides for the granting of common stock options to directors and key employees. In 2004, the shareholders approved increasing the number of shares available for grant under the Plan from 210,000 shares to 300,000 shares. These stock option awards contain a serial feature whereby one third of the options granted vest and can be exercised after each year. Option prices are equal to the estimated fair market value of the common stock at the date of the grant. Options expire ten years after the date of grant or upon employee termination if not exercised.

   Information with respect to options outstanding is as follows for the years ended December 31:

	2004		2003		2002
	Shares	Option Price Range	Shares	Option Price Range	Shares	Option Price Range

Outstanding at beginning of year	174,785		179,025		162,434
Granted	32,430	$16.02 to $16.22	9,930	$14.50 to $17.75	39,690	$12.11 to $12.67
Exercised	(8,845)	$9.71 to $15.42	(6,085)	$9.71 to $13.45	—
Expired/Canceled	(4,900)	$10.94 to $18.10	(8,085)	$10.94 to $18.10	(23,099)	$9.71 to $18.10

Outstanding at end of year	193,470	$9.71 to $18.10	174,785	$9.71 to $18.10	179,025	$9.71 to $18.10

Exercisable at December 31	143,919		137,580		100,135

   A Summary of information about stock options outstanding is as follows at December 31, 2004:

Weighted Average Exercise Price	Shares	Weighted Average Remaining Life (Years)	Shares Underlying Options Currently Exercisable

$9.71	3,150	6.33	3,150
10.54	840	6.16	840
10.94	32,975	6.42	32,975
12.11	5,460	7.33	3,640
12.14	630	7.16	420
12.67	26,250	7.58	17,500
13.45	19,425	5.58	19,425
13.45	3,580	5.33	3,580
14.50	6,510	8.33	2,170
15.36	3,150	4.33	3,150
15.42	26,670	4.35	26,670
15.48	1,050	4.83	1,050
16.02	25,500	9.58	—
16.22	6,930	9.33	—
16.70	3,150	3.16	3,150
17.75	3,000	8.92	999
17.79	22,050	3.35	22,050
18.10	3,150	3.33	3,150

	193,470		143,919

12. NET INCOME PER SHARE

   The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

	2004	2003	2002

BASIC:
Net income (applicable to common stock)	$888,364	$924,714	$1,917,258
Average common shares outstanding	2,831,880	2,825,077	2,832,265
Basic net income per share	$0.31	$0.33	$0.68
DILUTED:
Net income (applicable to common stock)	$888,364	$924,714	$1,917,258
Average common shares outstanding	2,831,880	2,825,077	2,832,265
Stock option adjustment	28,366	27,810	5,093

Average common shares outstanding-diluted	2,860,246	2,852,887	2,837,358

Diluted net income per share	$0.31	$0.32	$0.68

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

	2004	2003	2002

Net Income	$888,364	$924,714	$1,917,258

Other comprehensive income:
Unrealized holding gains (losses) during the period	(88,800)	1,217,864	1,006,004
Add: Security impairment write down	497,313	—	—
Less: Adjustment for security gains	(115,810)	(486,109)	(209,880)

Other comprehensive income before tax	292,703	731,755	796,124
Income taxes on comprehensive income	(113,042)	(282,603)	(307,463)

Other comprehensive income after tax	179,661	449,152	488,661

Comprehensive income	$1,068,025	$1,373,866	$2,405,919

14. CAPITAL STANDARDS

   The Federal Reserve Board and the FDIC have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2004 and 2003, the capital ratios and minimum capital requirements are as follows:

	Actual		Minimum Capital Adequacy		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

DECEMBER 31, 2004
Total Capital (to risk-weighted assets)
Consolidated	$32,832,000	12.74%	$20,616,000	8.0%	$25,770,000	10.0%
Carrollton Bank	32,680,000	12.96%	20,168,000	8.0%	25,210,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	29,677,000	11.52%	10,308,000	4.0%	15,462,000	6.0%
Carrollton Bank	29,525,000	11.71%	10,084,000	4.0%	15,126,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	29,677,000	9.41%	12,616,000	4.0%	15,770,000	5.0%
Carrollton Bank	29,525,000	9.49%	12,447,000	4.0%	15,559,000	5.0%
DECEMBER 31, 2003
Total Capital (to risk-weighted assets)
Consolidated	$34,998,000	15.51%	$18,049,000	8.0%	$22,562,000	10.0%
Carrollton Bank	31,581,000	14.12%	17,895,000	8.0%	22,368,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	31,014,000	13.75%	9,025,000	4.0%	13,537,000	6.0%
Carrollton Bank	28,774,000	12.86%	8,947,000	4.0%	13,421,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	31,014,000	10.35%	11,983,000	4.0%	14,979,000	5.0%
Carrollton Bank	28,774,000	9.75%	11,799,000	4.0%	14,749,000	5.0%

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

   As of December 31, 2004, the most recent notification from the Federal Reserve and the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or Bank's category.

15. RETIREMENT PLANS

   The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee's highest average rate of earnings for the three consecutive years during the last five full years before retirement. Assets of the plan are held in a trust fund managed by an insurance company. During 2004, the Company froze the Plan and incurred a curtailment charge of $23,644.

   The following table sets forth the financial status of the plan as of and for the year ended December 31:

	2004	2003	2002

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$8,820,583	$8,201,071	$7,225,216
Service cost	528,407	434,987	391,125
Interest cost	545,710	544,400	496,375
Actuarial gain	69,083	21,234	409,288
Benefits paid	(331,542)	(381,109)	(320,933)
Adjustment for special event – curtailment	(1,893,235)	—	—

Benefit obligation at end of year	7,739,006	8,820,583	8,201,071

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	7,399,746	6,161,247	6,735,251
Actual return on plan assets	271,153	1,152,983	(581,876)
Employer contribution	450,000	466,625	328,805
Benefits paid	(390,181)	(381,109)	(320,933)

Fair value of plan assets at end of year	7,730,718	7,399,746	6,161,247

Funded status	(8,288)	(1,420,837)	(2,039,824)
Unrecognized net actuarial (gain) loss	(15,901)	1,537,550	2,244,035
Unrecognized prior service cost	—	73,501	126,928

Prepaid (accrued) benefit cost	$(24,189)	$190,214	$331,139

ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT OBLIGATION WERE AS FOLLOWS FOR THE YEARS ENDED DECEMBER 31:
Discount rates	6.75%	6.25%	6.75%
Rates of increase in compensation levels	5.50%	4.25%	5.50%
Long-term rate of return on assets	9.00%	8.00%	9.00%
NET PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
Service cost	$528,407	$434,987	$391,125
Interest cost	545,710	544,400	496,375
Estimated return on assets	(558,384)	(538,297)	(605,295)
Net amortization and deferral	148,670	166,460	51,065

Net pension expense	$664,403	$607,550	$333,270

ACCUMULATED BENEFIT OBLIGATION AT YEAR END	$7,739,006	$7,089,425	$6,180,465

ALLOCATION OF ASSETS
Equity securities	$3,715,646	$3,361,235
Fixed income-guaranteed fund	4,015,072	4,038,511

	$7,730,718	$7,399,746

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

   The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company then contributes 3% of the employee's salary quarterly to the plan for the employee's benefit. The Company's contributions to this plan, included in employee benefit expenses, were $92,485, $70,678, and $88,866 for 2004, 2003, and 2002, respectively.

16. CONTINGENCIES

   The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

17. INCOME TAXES

   The components of income tax expense are as follows for the years ended December 31:

	2004	2003	2002

CURRENT
Federal	$428,205	$577,840	$988,868
State	91,038	14,468	50,939

	519,243	592,308	1,039,807
DEFERRED	(198,755)	(253,808)	(192,177)

	$320,488	$338,500	$847,630

   The components of the deferred tax benefits were as follows for the years ended December 31:

	2004	2003	2002

Provision for loan losses	$62,425	$(26,244)	$(125,757)
Deferred loan origination costs	6,794	(39,382)	(112,822)
Deferred compensation plan	3,128	4,099	892
Depreciation	7,004	(136,195)	(29,292)
Discount accretion	(2,140)	(1,661)	3,246
Retirement benefits	(83,904)	(54,425)	(1,724)
Impairment loss provisions	(192,062)	—	73,280

	$(198,755)	$(253,808)	$(192,177)

   The components of the net deferred tax liability were as follows for the years ended December 31:

	2004	2003	2002

DEFERRED TAX ASSETS
Allowance for loan losses	$1,110,802	$1,173,227	$1,146,983
Deferred compensation plan	206,665	209,793	213,892
Prepaid retirement benefits	9,342	—	—

	1,326,809	1,383,020	1,360,875

DEFERRED TAX LIABILITIES
Accrued retirement benefits	—	74,562	128,987
Deferred loan origination costs	131,884	125,090	164,472
Unrealized gains on available for sale investment securities	1,297,024	1,376,044	1,093,441
Depreciation	92,812	85,808	222,003
Discount accretion	3,832	5,972	7,633
FHLB Stock dividends	2,019	2,019	2,019

	1,527,571	1,669,495	1,618,555

NET DEFERRED TAX LIABILITY	$(200,762)	$(286,475)	$(257,680)

   The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2004	2003	2002

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Tax-exempt income	(10.2)	(9.3)	(4.8)
State income taxes, net of federal income tax benefit	1.9	1.5	1.2
Nondeductible expense	0.8	0.6	0.3

	26.5%	26.8%	30.7%

18. LEASE COMMITMENTS

   The Company leases various branch and general office facilities to conduct its operations. The leases have remaining terms which range from a period of 1 year to 20 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

   The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $779,709, $615,032, and $569,703 for 2004, 2003, and 2002, respectively.

   Lease obligations will require minimum rent payments as follows:

Period	Minimum rentals

2005	$689,744
2006	556,987
2007	477,314
2008	402,545
2009	316,942
Remaining years	4,360,216

$6,803,748

19. PARENT COMPANY FINANCIAL INFORMATION

   The balance sheets as of December 31, 2004 and 2003 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2004, 2003, and 2002, are presented below:

BALANCE SHEETS

	December 31,
	2004	2003

ASSETS
Cash	$23,413	$52,999
Interest-bearing deposits in subsidiary	60,765	570,547
Investment in subsidiary	30,296,137	30,314,976
Investment securities available for sale	5,579,821	4,746,989
Other assets	25,740	26,401

	$35,985,876	$35,711,912

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$1,770,596	$1,587,030

Shareholders' Equity
Common Stock	2,834,823	2,828,078
Surplus	18,774,448	18,682,387
Retained earnings	10,239,356	10,427,425
Accumulated other comprehensive income	2,366,653	2,186,992

	34,215,280	34,124,882

	$35,985,876	$35,711,912

STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003	2002

INCOME
Dividends from subsidiary	$588,273	$258,840	$235,309
Interest and dividends	132,490	157,236	128,866
Security gains	—	462,778	209,880

	720,763	878,854	574,055
EXPENSES	105,403	86,855	92,624

Income before income taxes and equity in undistributed net income of subsidiary	615,360	791,999	481,431
Income tax expense (benefit)	(21,691)	171,968	62,236

	637,051	620,031	419,195
Equity in undistributed net income of subsidiary	251,313	304,683	1,498,063

Net Income	$888,364	$924,714	$1,917,258

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$888,364	$924,714	$1,917,258
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Equity in undistributed income of subsidiary	(251,313)	(304,683)	(1,498,063)
Security gains	—	(462,778)	(209,880)
Decrease (increase) in other assets	662	(26,401)	—
Increase (decrease) in other liabilities	920,110	289,445	62,563

Net cash provided by operating activities	1,557,823	420,297	271,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(509,782)	(156,691)	59,038
Purchase of securities available for sale	(100,000)	—	—
Proceeds from sales of securities available for sale	—	719,381	600,596

Net cash provided by (used in) investing activities	(609,782)	562,690	659,634

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,076,433)	(1,016,785)	(973,902)
Common stock repurchase and retirement	(32,655)	—	(199,321)
Stock options exercised	131,461	76,722	—

Net cash used in financing activities	(977,627)	(940,063)	(1,173,223)

Net (decrease) increase in cash	(29,586)	42,924	(241,711)
Cash at beginning of year	52,999	10,075	251,786

Cash at end of year	$23,413	$52,999	$10,075

NONCASH ACTIVITIES:
Income taxes paid, net of cash received from subsidiaries	$53,475	$147,417	$8,942

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

	December 31, 2004		December 31, 2003
	Carrying amount	Fair value	Carrying amount	Fair value

FINANCIAL ASSETS
Cash and cash equivalents	$34,192,544	$34,192,544	$27,300,926	$27,300,926
Investment securities (total)	42,488,492	42,488,492	62,483,957	62,483,957
Federal Home Loan Bank stock	2,622,900	2,622,900	2,250,000	2,250,000
Loans held for sale	10,219,729	10,438,684	2,241,583	2,326,387
Loans, net	216,241,218	218,555,856	195,648,316	217,381,629
Accrued interest receivable	1,295,719	1,295,719	1,421,554	1,421,554
FINANCIAL LIABILITIES
Noninterest-bearing deposits	$53,739,771	$53,739,771	$42,484,836	$42,484,836
Interest-bearing deposits	172,106,374	172,460,896	164,571,264	165,649,405
Federal funds purchased	687,883	687,883	3,507,348	3,507,348
Securities sold under agreements to repurchase	9,496,068	9,496,068	8,444,246	8,444,246
Notes payable-U.S. Treasury	1,984,714	1,984,714	2,025,339	2,025,339
Advances from the Federal Home Loan Bank	45,000,000	50,629,817	45,000,000	55,430,707
Accrued interest payable	493,179	493,179	451,055	451,055

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

   The Brokerage segment provides full service brokerage services for stocks, bonds, mutual funds and annuities.

   The Mortgage Unit segment provides residential mortgage lending products and services.

   Segment information for the Company for 2004 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$12,967,518	$—	$—	$1,871,921	$14,839,439	$660,884	$15,500,323
Interest expense	(4,546,465)	(114,273)	—	—	(4,660,738)	(660,884)	(5,321,622)

Net interest income	8,421,053	(114,273)	—	1,871,921	10,178,701	—	10,178,701
Noninterest income	996,456	4,714,411	644,802	2,425,482	8,781,151	—	8,781,151
Intersegment income	665,091	—	2,615	(651,657)	16,049	(16,049)	—
Noninterest expenses	(10,588,278)	(3,504,470)	(482,356)	(3,191,945)	(17,767,049)	16,049	(17,751,000)

Income before income taxes	(505,678)	1,095,668	165,061	453,801	1,208,852	—	1,208,852
Income taxes	348,411	(423,147)	(70,495)	(175,257)	(320,488)	—	(320,488)

Net income	$(157,267)	$672,521	$94,566	$278,544	$888,364	$—	$888,364

Segment assets	$316,116,470	$4,999,471	$168,524	$20,374,769	$341,659,234	$(22,536,102)	$319,123,132
Expenditures for segment purchases of premises, equipment and software	$1,466,051	$349,932	$37,297	$82,084	$1,935,364	$—	$1,935,364

    A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2004:

Total segment assets	$341,659,234
Elimination of intersegment loans	(21,988,401)
Elimination of intersegment deposit accounts	(547,701)

$319,123,132

   Segment information for the Company for 2003 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$15,065,256	$—	$3,962	$579,609	$15,648,827	$286,864	$15,935,691
Interest expense	(5,901,928)	(177,442)	—	(273,500)	(6,352,870)	(286,864)	(6,639,734)

Net interest income	9,163,328	(177,442)	3,962	306,109	9,295,957	—	9,295,957
Provision for loan losses	(231,000)	—	—	(12,000)	(243,000)	—	(243,000)
Noninterest income	2,076,622	4,734,112	793,572	664,306	8,268,612	—	8,268,612
Intersegment income	100,724	—	—	—	100,724	(100,724)	—
Noninterest expenses	(10,944,649)	(3,821,983)	(509,665)	(882,782)	(16,159,079)	100,724	(16,058,355)

Income before income taxes	165,025	734,687	287,869	75,633	1,263,214	—	1,263,214
Income taxes	85,622	(283,736)	(111,175)	(29,211)	(338,500)	—	(338,500)

Net income	$250,647	$450,951	$176,694	$46,422	$924,714	$—	$924,714

Segment assets	$296,158,289	$6,571,225	$340,094	$5,383,870	$308,453,478	$(6,043,503)	$302,409,975
Expenditures for segment purchases of premises, equipment and software	$787,225	$74,423	$—	$61,992	$923,640	$—	$923,640

   A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2003:

Total segment assets	$308,453,478
Elimination of intersegment loans	(4,518,191)
Elimination of intersegment deposit accounts	(1,525,312)

$302,409,975

   Segment information for the Company for 2002 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$16,880,426	$—	$3,826	$1,285,642	$18,169,894	$815,470	$18,985,364
Interest expense	(6,797,663)	(278,423)	—	(800,764)	(7,876,850)	(815,470)	(8,692,320)

Net interest income	10,082,763	(278,423)	3,826	484,878	10,293,044	—	10,293,044
Provision for loan losses	(502,000)	—	—	(24,000)	(526,000)	—	(526,000)
Noninterest income	2,640,874	4,222,976	670,952	—	7,534,802	—	7,534,802
Intersegment income	65,119	—	—	—	65,119	(65,119)	—
Noninterest expenses	(10,372,136)	(3,621,027)	(535,204)	(73,710)	(14,602,077)	65,119	(14,536,958)

Income before income taxes	1,914,620	323,526	139,574	387,168	2,764,888	—	2,764,888
Income taxes	(519,487)	(124,946)	(53,673)	(149,524)	(847,630)	—	(847,630)

Net income	$1,395,133	$198,580	$85,901	$237,644	$1,917,258	$—	$1,917,258

Segment assets	$311,072,820	$12,714,617	$237,172	$12,279,240	$336,303,849	$(12,082,234)	$324,221,615
Expenditures for segment purchases of premises, equipment and software	$305,036	$62,124	$—	$—	$367,160	$—	$367,160

   A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2002:

Total segment assets	$336,303,849
Elimination of intersegment loans	(11,072,112)
Elimination of intersegment deposit accounts	(1,010,122)

$324,221,615

22. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$3,790,140	$3,811,468	$3,867,106	$4,031,609
Interest expense	(1,276,800)	(1,275,781)	(1,317,334)	(1,451,707)

Net interest income	2,513,340	2,535,687	2,549,772	2,579,902
Security gains	115,810	—	—	—
Other income	1,954,704	2,155,806	2,191,752	2,363,079
Operating expenses	(4,171,692)	(4,167,106)	(4,540,898)	(4,871,304)

Income before taxes	412,162	524,387	200,626	71,677
Income taxes	(105,190)	(169,247)	(51,744)	5,693

Net income	$306,972	$355,140	$148,882	$77,370

Net income per share – basic	$0.11	$0.13	$0.05	$0.02

Cash dividends per share	$0.09	$0.09	$0.10	$0.10

Market prices: high	$18.21	$18.13	$17.20	$17.80

low	$17.80	$15.65	$14.80	$15.70

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$4,241,869	$4,060,277	$3,865,703	$3,767,842
Interest expense	(1,943,872)	(1,926,524)	(1,452,690)	(1,316,648)

Net interest income	2,297,997	2,133,753	2,413,013	2,451,194
Provision for loan losses	(121,500)	(121,500)	—	—
Security gains	154,118	192,879	115,781	23,331
Other income	1,759,179	1,982,259	2,192,819	1,848,246
Operating expenses	(3,532,988)	(3,833,056)	(4,222,518)	(4,469,793)

Income before taxes	556,806	354,335	499,095	(147,022)
Income taxes	(207,561)	(89,574)	(133,742)	92,377

Net income	$349,245	$264,761	$365,353	$(54,645)

Net income per share – basic	$0.12	$0.09	$0.13	$(0.01)

Cash dividends per share	$0.09	$0.09	$0.09	$0.09

Market prices: high	$15.55	$17.99	$18.10	$18.40

low	$12.82	$14.15	$16.03	$17.49

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$4,913,172	$4,824,517	$4,773,938	$4,473,737
Interest expense	(2,345,141)	(2,175,561)	(2,126,511)	(2,045,107)

Net interest income	2,568,031	2,648,956	2,647,427	2,428,630
Provision for loan losses	(131,500)	(131,500)	(131,500)	(131,500)
Gain on branch divestiture	—	687,883	—	—
Security gains	103,005	—	106,875	—
Other income	1,524,190	1,816,697	1,743,196	1,552,956
Operating expenses	(3,605,742)	(3,696,614)	(3,680,708)	(3,553,894)

Income before taxes	457,984	1,325,422	685,290	296,192
Income taxes	(132,462)	(439,327)	(218,304)	(57,537)

Net income	$325,522	$886,095	$466,986	$238,655

Net income per share – basic	$0.11	$0.31	$0.16	$0.10

Cash dividends per share	$0.085	$0.086	$0.085	$0.086

Market prices: high	$12.02	$12.88	$13.11	$14.25

low	$11.20	$11.35	$11.84	$11.70

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

ITEM 9A: CONTROLS AND PROCEDURES

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

ITEM 9B: OTHER INFORMATION

   Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   There is hereby incorporated by reference into this Item 10 the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 19, 2005.

ITEM 11: EXECUTIVE COMPENSATION

   There is hereby incorporated by reference into this Item 11 the information appearing under the captions "Executive Compensation," "Long-Term Incentive Plan," and "Retirement Plans" in the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 19, 2005.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is hereby incorporated by reference into this Item 12 the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 19, 2005.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is hereby incorporated by reference into this Item 13 the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its Annual meeting of Shareholders to be held on April 19, 2005.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

   There is hereby incorporated by reference into this Item 14 the information appearing under the caption "Audit Fees and Services" in the Company's definitive Proxy Statement relating to its Annual meeting of Shareholders to be held on April 19, 2005.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a)
  List of Exhibits:

Exhibit Number	Description
3(i)	Articles of Incorporation of Carrollton Bancorp*
3(ii)	By-Laws of Carrollton Bancorp*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.*
10.3	Lease dated October 30, 1959 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore, as amended.*
10.4	Lease dated August 3, 1976 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore.*
10.5	Lease dated May 20, 1971 by and between Home Mutual Life Insurance Company and The Carrollton Bank of Baltimore.*
10.6	Lease dated April 17, 1974 by and between Liberty Plaza Enterprises, Inc. and The Carrollton Bank of Baltimore.*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.*
10.8	Lease dated August 11, 1994 by and between Kensington Associates Limited Partnership and Carrollton Bank.**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.**
10.10	Employment agreement with Robert A. Altieri***
10.11	Employment agreement with Gary M. Jewell***
21.1	Subsidiaries of Carrollton Bancorp
23.0	Consent of Accountant
31.1	Certification of Robert A. Altieri, President and Chief Executive Officer
31.2	Certification of Barbara M. Broczkowski, Senior Vice President and Chief Financial Officer
32.1	Certification of Robert A. Altieri, President and Chief Executive Officer
32.2	Certification of Barbara M. Broczkowski, Senior Vice President and Chief Financial Officer
*
Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

**
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).

***
Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (1934 Act File No.: 000-23090)

b)
Reports on Form 8-K:

   Notice of press release related to earnings for the quarter ended March 31, 2004 filed on April 16, 2004.

   Notice of press release related to earnings for the quarter ended June 30, 2004 filed on July 23, 2004.

   Notice of change of Chief Financial Officer filed on August 13, 2004.

   Notice of press release related to earnings for the quarter ended September 30, 2004 and to the restatement of prior quarter earnings filed on November 4, 2004.

   Notice of press release related to dividend declaration filed on November 16, 2004.

SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP

March 18, 2005	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

   In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

March 18, 2005	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

March 18, 2005	By: /s/ Barbara M. Broczkowski Barbara M. Broczkowski Senior Vice President and Chief Financial Officer
Board of Directors
March 18, 2005	/s/ Robert J. Aumiller Robert J. Aumiller Director
March 18, 2005	/s/ Steven K. Breeden Steven K. Breeden Director
March 18, 2005	/s/ Albert R. Counselman Albert R. Counselman Director
March 18, 2005	/s/ Harold I. Hackerman Harold I. Hackerman Director
March 18, 2005	/s/ John P. Hauswald John P. Hauswald Director

March 18, 2005	/s/ David P. Hessler David P. Hessler Director
March 18, 2005	/s/ Howard S. Klein Howard S. Klein Director
March 18, 2005	/s/ Ben F. Mason Ben F. Mason Director
March 18, 2005	/s/ Charles E. Moore, Jr. Charles E. Moore, Jr. Director
March 18, 2005	/s/ John Paul Rogers John Paul Rogers Director
March 18, 2005	/s/ William C. Rogers, Jr. William C. Rogers, Jr. Director

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3(i)	Articles of Incorporation of Carrollton Bancorp	*
3(ii)	By-Laws of Carrollton Bancorp	*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.3	Lease dated October 30, 1959 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore, as amended.	*
10.4	Lease dated August 3, 1976 between Arbutus Shopping Plaza, Inc. and The Carrollton Bank of Baltimore.	*
10.5	Lease dated May 20, 1971 by and between Home Mutual Life Insurance Company and The Carrollton Bank of Baltimore.	*
10.6	Lease dated April 17, 1974 by and between Liberty Plaza Enterprises, Inc. and The Carrollton Bank of Baltimore.	*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.	*
10.8	Lease dated August 11, 1994 by and between Kensington Associates Limited Partnership and Carrollton Bank.	**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.	**
10.10	Employment agreement with Robert A. Altieri	***
10.11	Employment agreement with Gary M. Jewell	***
21.1	Subsidiaries of Carrollton Bancorp
23.0	Consent of Accountant
31.1	Certification of Robert A. Altieri, President and Chief Executive Officer
31.2	Certification of Barbara M. Broczkowski, Senior Vice President and Chief Financial Officer
32.1	Certification of Robert A. Altieri, President and Chief Executive Officer
32.2	Certification of Barbara M. Broczkowski, Senior Vice President and Chief Financial Officer
*
Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

**
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).

***
Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (1934 Act File No.: 000-23090)

QuickLinks

PART I
ITEM 1: DESCRIPTION OF BUSINESS
ITEM 2: DESCRIPTION OF PROPERTY
ITEM 3: LEGAL PROCEEDINGS
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6: SELECTED FINANCIAL DATA
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9A: CONTROLS AND PROCEDURES
ITEM 9B: OTHER INFORMATION
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 11: EXECUTIVE COMPENSATION
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
EXHIBIT INDEX