Form 10-Q
period 2005-03-31
CARROLLTON BANCORP
filed 2005-05-13
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,850,298 common shares outstanding at May 4, 2005

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$23,512,683	$19,341,463
Federal funds sold and Federal Home Loan Bank deposit	20,480,349	14,851,081
Cash and cash equivalents	43,993,032	34,192,544
Federal Home Loan Bank stock, at cost	2,656,600	2,622,900
Investment securities available for sale	38,306,907	42,488,492
Loans held for sale	10,726,442	10,219,729
Loans, less allowance for loan losses of $3,508,440 in 2005 and $3,485,076 in 2004	227,316,939	216,241,218
Premises and equipment	5,658,630	5,416,934
Accrued interest receivable	1,327,484	1,295,719
Prepaid income taxes	180,249	194,611
Bank owned life insurance	4,000,000	4,052,648
Other assets	1,907,060	2,398,337

	$336,073,343	$319,123,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$58,555,978	$53,739,771
Interest-bearing	185,502,840	172,106,374
Total deposits	244,058,818	225,846,145
Federal funds purchased and securities sold under agreement to repurchase	9,046,871	10,183,951
Notes payable - U.S. Treasury	1,958,750	1,984,714
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	505,396	493,179
Deferred income taxes	260,654	200,762
Other liabilities	930,990	1,199,101
	301,761,479	284,907,852

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,849,773 in 2005 and 2,834,823 in 2004	2,849,773	2,834,823
Surplus	18,937,033	18,774,448
Retained earnings	10,368,469	10,239,356
Accumulated other comprehensive income	2,156,589	2,366,653
	34,311,864	34,215,280

	$336,073,343	$319,123,132

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Interest income:
Loans, including fees	$3,867,805	$3,253,680
Investment securities:
Taxable	241,158	406,455
Nontaxable	42,461	50,176
Dividends	64,959	51,075
Federal funds sold and interest-bearing deposits with other banks	58,646	28,754

Total interest income	4,275,029	3,790,140

Interest expense:
Deposits	745,783	492,779
Borrowings	809,485	784,021

Total interest expense	1,555,268	1,276,800

Net interest income	2,719,761	2,513,340
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,719,761	2,513,340

Noninterest income:
Service charges on deposit accounts	239,677	234,839
Brokerage commissions	162,233	184,486
Other fees and commissions	1,756,229	1,300,709
Security gains, net	73,087	115,810
Gain on sale of loans held for sale	97,363	234,670

Total noninterest income	2,328,589	2,070,514

Noninterest expenses:
Salaries	1,771,031	1,617,658
Employee benefits	387,263	422,376
Occupancy	463,718	410,634
Furniture and equipment	279,834	451,221
Other operating expenses	1,465,397	1,269,803

Total noninterest expenses	4,367,243	4,171,692

Income before income taxes	681,107	412,162
Income tax provision	268,511	105,190

Net income	$412,596	$306,972

Net income per common share - basic	$0.15	$0.11

Net income per common share - diluted	$0.14	$0.11

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005 and 2004 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income	—	—	306,972	—	$306,972
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(102,645)	(102,645)

Comprehensive income					$204,327

Cash dividends, $0.09	—	—	(254,529)	—
Balances at March 31, 2004	$2,828,078	$18,682,387	$10,479,868	$2,084,347

Balances at December 31, 2004	$2,834,823	$18,774,448	$10,239,356	$2,366,653
Net income	—	—	412,596	—	$412,596
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(210,064)	(210,064)

Comprehensive income					$202,532

Stock options exercised	14,950	162,585	—	—

Cash dividends, $0.10	—	—	(283,483)	—
Balances at March 31, 2005	$2,849,773	$18,937,033	$10,368,469	$2,156,589

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$412,596	$306,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	188,567	318,990
Deferred income taxes	192,063	(12,415)
Amortization of premiums and discounts	59,663	75,037
Gains on disposal of securities	(73,087)	(115,810)
Loans held for sale made, net of principal sold	(409,351)	(7,754,224)
Gain on sale of loans held for sale	(97,363)	(234,670)
(Gains) losses on sale and write-down of premises and equipment	(4,000)	18,762
Write-down of foreclosed real estate	—	8,077
(Increase) decrease in:
Accrued interest receivable	(31,765)	12,096
Prepaid income taxes	14,362	(12,983)
Other assets	543,925	30,758
Increase (decrease) in:
Accrued interest payable	12,217	447
Other liabilities	(268,112)	(356,959)
Net cash provided by (used in) operating activities	539,715	(7,715,922)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,372,537	2,518,491
Proceeds from maturities of securities available for sale	2,511,031	15,871,124
Purchase of Federal Home Loan Bank stock	(33,700)	—
Purchase of securities available for sale	—	(13,155,410)
Loans made, net of principal collected	(11,075,721)	5,414,972
Purchase of premises and equipment	(457,056)	(327,573)
Proceeds from sale of premises and equipment	—	76,859
Net cash provided by (used in) investing activities	(7,682,909)	10,398,463

Cash flows from financing activities:
Net increase (decrease) in time deposits	7,952,950	(2,295,988)
Net increase in other deposits	10,259,723	7,112,633
Net increase (decrease) in other borrowed funds	(1,163,044)	(2,988,323)
Dividends paid	(283,483)	(254,529)
Proceeds from issuance of shares	177,535	—
Net cash provided by financing activities	16,943,682	1,573,793
Net increase in cash and cash equivalents	9,800,488	4,256,334
Cash and cash equivalents at beginning of period	34,192,544	27,300,926
Cash and cash equivalents at end of period	$43,993,032	$31,557,260

Supplemental information:
Interest paid on deposits and borrowings	$1,543,051	$1,276,353
Income taxes paid	194,257	130,588
Transfer of loan to foreclosed real estate	—	84,500

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months ended March 31, 2005 and 2004 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements prepared for Carrollton Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 18, 2005.

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

The consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

NOTE 2 - NET INCOME PER SHARE

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

	Three Months Ended March 31,
	2005	2004
Basic:
Net income	$412,596	$306,972
Average common shares outstanding	2,840,682	2,828,078
Basic net income per common share	$0.15	$0.11
Diluted:
Net income	$412,596	$306,972
Average common shares outstanding	2,840,682	2,828,078
Stock option adjustment	10,476	39,834
Average common shares outstanding - diluted	2,851,158	2,867,912
Diluted net income per common share	$0.14	$0.11

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of March 31, 2005, the market value of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	March 31, 2005	March 31, 2004
Loan commitments	$132,457,188	$64,001,056
Unused lines of credit	101,454,346	83,177,198
Letters of credit	2,858,527	2,725,490

NOTE 4 - RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee’s highest average rate of earnings for the three consecutive years during the last five full years before retirement. The Company’s funding policy is to contribute annually the amount recommended by the Plan’s independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company.  During 2004, the Company froze the Plan.

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

The net periodic benefit cost for the Plan for the three months ended March 31 is as follows:

	2005	2004
Service cost	$—	$132,102
Interest cost	118,250	136,428
Expected return on plan assets	(151,250)	(144,674)
Net amortization and deferral	—	26,380
Net periodic benefit cost	$(33,000)	$150,236

The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan.   In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan.  Once an employee has been at the Company for one year, the Company then contributes 3% of the employee’s salary quarterly to the Plan for the employee’s benefit.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 123, Accounting for Stock-Based Compensation (Revised 2004) Share Based Payment, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the alternative to use the Accounting Principles Board Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally result in recognition of no compensation costs. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, this Statement amends FASB Statement No. 95, Statement of Cash Flows to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement is effective as of the first interim period beginning after December 15, 2005.

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

Management does not expect these statements to have any material effect on the Company’s financial position or results of operation, during 2005. FASB Statement No. 123 will have an effect on the quarter ending March 31, 2006.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THE COMPANY

Carrollton Bancorp was formed on January 11, 1990 and is a Maryland chartered bank holding company.  The Company holds all of the outstanding shares of common stock of Carrollton Bank.  The Bank, formed on April 10, 1900, is a commercial bank that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its Automated Teller Machines.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation.  The Bank considers its core market area to be the Baltimore Metropolitan Area.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on the Company’s current intent, belief and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements of the Company’s plans, strategies, objectives, intentions, including, among other statements, statements involving the Company’s projected loan and deposit growth, loan collateral values, collectability of loans, anticipated changes in noninterest income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiary, and liquidity and capital levels.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore-Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. The Company undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents the Company files time to time with the Securities and Exchange Commission.

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

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold

Net income increased 34.41% for the three months ended March 31, 2005 compared to the same period in 2004, and core earnings (earnings before the effect of investment security transactions-a non-GAAP financial measure) increased 55.89% for the same period. The Company is asset sensitive and as a result, in the increasing interest rate environment of 2005, net interest income increased 8.21% for the first quarter of 2005 compared to the first quarter of 2004. The Company recognized gains on sales of securities during the first quarter of 2005 of $73,000 and increases in other fees and commissions in the same period by over 35.02%.

The Company opened its newest retail branch in Bel Air, Maryland in January of 2005.  As of March 31, 2005, that branch has attracted $1.4 million in deposits.

Based upon current earnings and encouraging prospects for future earnings, the Company paid dividends of $.10 per share to shareholders during the first quarter of 2005.

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

Another critical accounting policy is related to securities. Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

FINANCIAL CONDITION

Summary

Total assets increased $17.0 million to $336.1 million at March 31, 2005 compared to $319.1 million at the end of 2004. Loans increased by $11.1 million or 5.12% to $227.3 million during the period as a result of commercial loan demand.  Total interest-earning assets increased $13.1 million during the period to $299.5 million and were 89.1% of total assets at March 31, 2005.

Investment Securities

The investment portfolio consists entirely of securities available for sale. Securities available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

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

Investment securities decreased $4.2 million to $38.3 million at March 31, 2005 from $42.5 million at December 31, 2004. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans Held for Sale

Loans held for sale increased to $ 10.7 million at March 31, 2005 from $10.2 million at December 31, 2004 due to increased origination activity during the first three months of 2005. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual basis.

Loans

Loans increased $11.1 million or 5.12% to $227.3 million at March 31, 2005 from $216.2 million at December 31, 2004. The increase was due to growth in commercial real estate and small business lending.

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

A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans at March 31, 2005 totaled $448,000.  Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the effective interest rates for loans that are not collateral dependent.

The following table provides information concerning non-performing assets and past due loans:

	March 31, 2005	December 31, 2004	March 31, 2004

Nonaccrual loans	$290,269	$615,394	$762,492
Restructured loans	447,602	455,864	661,974
Foreclosed real estate	—	—	176,423

Total nonperforming assets	$737,871	$1,071,258	$1,600,889

Accruing loans past-due 90 days or more	$1,845,719	$1,567,919	$1,334,501

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

During the quarter ended March 31, 2005 and the year ended December 31, 2004, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company’s loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company’s federal regulators are a consideration in determining the required total allowance.

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

The allowance for loan losses was $3.5 million at March 31, 2005, which was 1.52% of loans compared to $3.5 million at December 31, 2004, which was 1.59% of loans.  During the first three months of 2005, the Company experienced net recoveries of $23,000.  The ratio of net loan losses to average loans outstanding decreased to zero for the three months ended March 31, 2005 from 0.08% for the year ended December 31, 2004. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate decreased to 1.12% as of March 31, 2005 compared to 1.20% at December 31, 2004.

The following table summarizes the activity in the allowance for loan losses:

	Three months Ended March 31,
	2005	2004

Allowance for loan losses - beginning of period	$3,485,076	$3,648,245

Provision for loan losses	—	—
Charge-offs	—	(27,835)
Recoveries	23,364	31,260

Allowance for loan losses - end of period	$3,508,440	$3,651,670

Funding Sources

Deposits

Total deposits increased by $18.3 million to $244.1 million as of March 31, 2005 from $225.8 million as of December 31, 2004. Increases in deposits were realized in both interest-bearing and noninterest-bearing accounts. The Company intentionally attracted new noninterest-bearing accounts during the first three months of 2005.

The Company began offering CDARS deposits to its customers during 2004. This program allows for customers that wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is a nationwide one that allows participating banks to “swap” customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank. As of March 31, 2005, the Bank had approximately $17.7 million in CDARS deposits.

Borrowings

Advances from the Federal Home Loan Bank (FHLB) remain at $45.0 million, subject to the first call at the option of the FHLB of $40.0 million in 2005. Total borrowings decreased to $56.0 million at March 31, 2005 compared to $57.2 million at the end of 2004. The Company does not anticipate that the $40.0 million advance will be called in 2005, since the rate on the advance is higher than current market rates.

Capital Resources

Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by shareholders’ equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator’s assessment of an institution’s risk profile. The Company’s subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

The following table summarizes the Company’s capital ratios:

	March 31, 2005	December 31, 2004	Minimum Regulatory Requirements

Risk-based capital ratios:
Tier 1 capital	11.36%	11.52%	4.00%
Total capital	12.61	12.74	8.00

Tier 1 leverage ratio	9.30	9.41	4.00

Total shareholders’ equity increased 0.3% to $34.3 million at March 31, 2005.  Earnings of the Company of $413,000 for the three months ended March 31, 2005 were offset by dividends of $283,000 and a decrease in capital of $210,000 from unrealized losses on securities available for sale.

RESULTS OF OPERATIONS

Summary

Carrollton Bancorp reported net income for the first three months of 2005 of $413,000, or $0.15 per share. For the same period of 2004, net income amounted to $307,000, or $0.11 per share.  Core earnings (earnings before the effect of investment security transactions, a non-GAAP financial measure) for the three months ended March 31, 2005 were $368,000, a 55.9% increase over 2004 core earnings of $236,000.

Return on average assets and return on average equity are key measures of a bank’s performance.  Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three months ended March 31, 2005 was 0.51%, compared to 0.41% for the corresponding period in 2004.  Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income.  Return on average equity for the three months ended March 31, 2005 was 4.81%, compared to 3.57% for the corresponding period in 2004.

Interest and fee income on loans increased 18.9% as a result of loan growth, with total interest income increasing 12.8%. Net interest income increased 8.2% due to the experienced loan growth. Noninterest income, excluding gains/losses on security sales, increased 15.4% and noninterest expenses increased 4.7% compared to the first three months of 2004.

Net Interest Income

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve Board, are also important.

Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) increased from $2.6 million for the first three months of 2004 to $2.8 million for the first three months of 2005.  The net yield on average earning assets increased from 3.82% for the first three months of 2004 to 3.86% for the first three months of 2005. The increase in the net yield came principally from loan growth.

Interest income on loans on a tax equivalent basis (a non-GAAP measure) increased 0.4% during the first three months of 2005 due to the growth in the loan portfolio.  The yield on loans decreased to 6.51% during the first three months of 2005 from 6.56% during the first three months of 2004.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest income from investment securities and overnight investments on a tax equivalent basis was $443,000 for the first three months of 2005, compared to $592,000 for the first three months of 2004, representing a 25.2% decrease.  The portfolio on average decreased 15.2% and the overall yield on investments decreased from 3.60% for the first three months of 2004 to 3.35% for the first three months of 2005.

Interest expense increased $278,000 to $1.6 million for the first three months of 2005 from $1.3 million for the first three months of 2004.  The increase in interest expense was due to increased deposit levels, primarily in higher costing deposits.  The cost of interest bearing deposits increased to 1.71% for the first three months of 2005 compared to 1.22% for the first three months of 2004. Average interest-bearing deposits increased 7.8% to $174.2 million for the quarter ended March 31, 2005 from $161.7 million for the quarter ended March 31, 2004.

The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31, 2005
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$9,362,884	$58,646	2.51%
Federal Home Loan Bank stock	2,624,023	24,253	3.70
Investment securities available for sale (a)	36,088,287	360,322	3.99
Loans, net of unearned income: (a)
Demand and time	60,214,209	982,351	6.53
Residential mortgage (b)	73,742,499	1,056,769	5.73
Commercial mortgage and construction	98,195,592	1,717,142	6.99
Installment	2,194,694	48,325	8.81
Lease financing	3,368,980	66,412	7.89
Total loans	237,715,974	3,870,999	6.51
Total interest-earning assets	285,791,168	4,314,220	6.04
Noninterest-earning assets:
Cash and due from banks	22,681,085
Premises and equipment	5,540,661
Other assets	7,035,065
Allowance for loan losses	(3,493,064)
Unrealized gains on available for sale securities	3,722,978
Total assets	$321,277,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$70,066,578	45,167	0.26%
Money market	33,234,752	159,915	1.92
Other time	70,931,505	540,701	3.05
Borrowings	54,905,970	809,485	5.90
	229,138,805	1,555,268	2.71
Noninterest-bearing liabilities:
Noninterest-bearing deposits	56,298,937
Other liabilities	1,554,422
Shareholders’ equity	34,285,729
Total liabilities and shareholders’ equity	$321,277,893

Net interest income		$2,758,952

Net interest spread			3.33%
Net interest margin			3.86%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP measure).

(b) Includes loans held for sale

	Three Months Ended March 31, 2004
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$13,223,173	$35,711	1.08%
Federal Home Loan Bank stock	2,250,000	19,580	3.48
Investment securities held to maturity and investment securities available for sale (a)	54,867,922	536,220	3.91
Loans, net of unearned income: (a)
Demand and time	48,361,534	596,375	4.93
Residential mortgage (b)	62,505,455	1,047,503	6.70
Commercial mortgage and construction	81,360,701	1,474,049	7.25
Installment	2,352,778	53,914	9.17
Lease financing	4,174,777	85,714	8.21
Total loans	198,755,245	3,257,555	6.56
Total interest-earning assets	269,096,340	3,849,066	5.72
Noninterest-earning assets:
Cash and due from banks	20,969,610
Premises and equipment	5,069,202
Other assets	7,266,691
Allowance for loan losses	(3,643,776)
Unrealized gains on available for sale securities	3,367,488
Total assets	$302,125,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$71,481,658	44,641	0.25%
Money market	29,834,093	55,271	0.74
Other time	60,372,294	392,867	2.60
Borrowings	56,337,746	784,021	5.57
	218,025,791	1,276,800	2.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	47,839,592
Other liabilities	1,844,007
Shareholders’ equity	34,416,165
Total liabilities and shareholders’ equity	$302,125,555

Net interest income		$2,572,266

Net interest spread			3.38%
Net interest margin			3.82%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP measure).

(b) Includes loans held for sale

Provision for Loan Losses

On a monthly basis, management of the Company reviews all loan portfolios to determine trends and monitor asset quality. For consumer loan portfolios, this review generally consists of reviewing delinquency levels on an aggregate basis with timely follow-up on accounts that become delinquent. In commercial loan portfolios, delinquency information is monitored and periodic reviews of business and property leasing operations are performed on an individual basis to determine potential collection and repayment problems.

The Company did not provide for any loan losses in the first quarter of 2005 or 2004.  Nonaccrual, restructured, and delinquent loans over 90 days to total loans remained stable at 1.12% and 1.51% at March 31, 2005 and March 31, 2004, respectively.

Noninterest Income

Noninterest income was $2.3 million for the three months ended March 31, 2005, an increase of $258,000 or 12.5%, compared to the corresponding period in 2004.  The Company experienced lower brokerage commissions and mortgage-banking revenue in 2005 compared to 2004.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.  Brokerage commission decreased $22,000, or 12.1%, during the three months ended March 31, 2005, compared to the same period in 2004.  Management believes that brokerage commissions are a good source of noninterest income for the Company and intends to continue focusing on increasing this source of income.

Other fees and commissions increased by $456,000 to $1,756,000 for the three months ended March 31, 2005, compared to $1,301,000 for the same period in 2004. The increase is attributed to increases in fee income from electronic banking and mortgage banking revenues. Electronic banking fee income increased by $93,000 for the first quarter of 2005 compared to the first quarter of 2004.  Electronic banking income is comprised of three sources: national point of sale, (“POS”) sponsorships, ATM fees and check card card fees. The Company maintains ATMs in Wal-Mart stores in Maryland, Virginia and West Virginia, as well as at its branches. The fees from these ATMs represent approximately 46% of total electronic banking revenue. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 45% of total electronic banking revenue. Fees from check cards comprise the remaining 9% of electronic banking revenue.

Mortgage-banking revenue increased by $376,000 to $487,000 in 2005 from $102,000 in 2004.  During 2004, the Company opened three mortgage-banking “net branches.” The employees of these net branches earn as salaries all revenues earned on the sale of mortgage loans less operating expenses. In addition, each net branch pays management fees to CMSI for use of its processing and underwriting staff. The net branch expenses are included in the Company’s income statement, as they are divisions of CMSI, but the net effect of the operations of the net branches on the Company’s net income is limited to the management fees paid to CMSI. The inclusion of the expenses in the financial statements has the effect of showing significant expenses related to mortgage-banking and increases the Company’s efficiency ratio.

The Company realized gains on the sales of securities of $73,000 for the three months ended March 31, 2005, compared to $116,000 for the same period in 2004.  These security gains were taken to reposition the Company’s securities portfolio for funding loans as well as because of interest rate considerations. The gain in 2005 was recongized upon the sale of FHLMC preferred stock that was written down, due to other then temporary impairment, in 2004.

Noninterest Expense

Noninterest expense increased $196,000 or 4.68% for the three months ended March 31, 2005,

compared to the same period in 2004.

Salaries, the largest component of noninterest expense, grew by $153,000, or 9.48%.  Full time equivalent staff increased from 146 positions at March 31, 2004 to 167 positions at March 31, 2005.  Additional staff was added in conjunction with the re-activation of CMSI and the Bank’s newest branch, which opened in January of 2005.

Employee benefits decreased by $35,000 due to the freezing of the Company’s deferred benefit pension plan at the end of 2004.

Occupancy expenses were $464,000 for the three months ended March 31, 2005, compared to $411,000 for the same period in 2004, which represented an increase of $53,000 or 12.89%.  This increase was primarily due to additional occupancy expenses associated with CMSI and with the new branch.

Furniture and equipment expenses decreased by $ 171,000 or 37.98% for the three months ended March 31, 2005 compared to the same period in 2004. A significant portion of the Company’s ATM network was fully depreciated by September 30, 2004, which signficantly reduced depreciation expense.

Other operating expenses increased $196,000 or 15.40% for the three months ended March 31, 2005. This increase was primarily due to an increase in advertising expense and in operating expenses incurred in the operations of CMSI and the new branch.

Income Taxes

For the three month period ended March 31, 2005, the Company’s effective tax rate was 39.42%, compared to 25.5% for the same period in 2004. During the quarter ended March 31, 2005 the Company redeemed its BOLI policies and converted to a new policy. The income tax provision for the quarter ended March 31, 2005 includes an accrual for the liability asscociated with the redemption.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company’s liquidity is derived primarily from its deposit base and equity capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $93.0 or 27.68% of total assets at March 31, 2005.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $236.8 million at March 31, 2005.  Of this total, management places a high probability of required funding within one year on approximately $132.5 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

The Company also has established lines of credit totaling $84 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) as an additional source of liquidity.  At March 31, 2005, the Company had $45.0 million outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.  Additionally, the Company has available unsecured federal funds lines of credit of

$5 million and secured federal funds lines of credit of $10 million with other institutions.  There was no balance outstanding under these lines at March 31, 2005.  The lines bear interest at the current federal funds rate of the correspondent bank.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2005, the Company is in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for for the first three months of 2005 or 2004.

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

The Company’s exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company is not aware of any accounting loss it would incur by funding its commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of

Operations.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as those terms are defined in Exchange Act Rules 240-13-a-14(c) and 15d-14(c)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the Securities Exchange Act of 1934. The chief executive officer and the chief financial officer have each reviewed and evaluated the effectiveness of the Company’s internal controls and procedures as of a date within 90 days of the filing of this three month report and have each concluded that such disclosure controls and procedures are effective.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operation or financial position of the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 19, 2005.  At that meeting, directors were elected and the appointment of independent auditors was ratified.

ITEM 5.    OTHER INFORMATION

On April 14, 2005, the Board of Directors of the Company declared a $0.10 per share cash dividend to common shareholders of record on May 12, 2005, payable June 1, 2005.

ITEM 6.  EXHIBITS

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

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	May 12, 2005	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	May 12, 2005	/s/ Barbara M. Broczkowski

Barbara M. Broczkowski
Senior Vice President and Chief Financial Officer