Form 10-Q
period 2005-06-30
CARROLLTON BANCORP
filed 2005-08-15
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
2,807,798 common shares outstanding at August 6, 2005

CARROLLTON BANCORP

PART I

ITEM 1.                             FINANCIAL STATEMENTS

CARROLLTON BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$23,606,489	$19,341,463
Federal funds sold and Federal Home Loan Bank deposit	15,217,624	14,851,081
Cash and cash equivalents	38,824,113	34,192,544
Federal Home Loan Bank stock, at cost	2,656,600	2,622,900
Investment securities:
Available for sale	38,167,040	42,488,492
Held to maturity (fair value of $5,000,000)	5,000,000	—
Loans held for sale	14,459,646	10,219,729
Loans, less allowance for loan losses of $3,450,414 in 2005 and $3,485,076 in 2004	224,360,725	216,241,218
Premises and equipment	5,737,970	5,416,934
Accrued interest receivable	1,220,227	1,295,719
Bank owned life insurance	4,041,715	4,052,648
Other assets	1,761,085	2,592,948

	$336,229,121	$319,123,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$56,615,956	$53,739,771
Interest-bearing	189,270,156	172,106,374
Total deposits	245,886,112	225,846,145
Federal funds purchased and securities sold under agreement to repurchase	7,620,791	10,183,951
Notes payable - U.S. Treasury	1,327,564	1,984,714
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	541,006	493,179
Other liabilities	1,087,890	1,399,863
	301,463,363	284,907,852

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,850,298 in 2005 and 2,834,823 in 2004	2,850,298	2,834,823
Surplus	18,942,253	18,774,448
Retained earnings	10,717,771	10,239,356
Accumulated other comprehensive income	2,255,436	2,366,653
	34,765,758	34,215,280

	$336,229,121	$319,123,132

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$3,976,178	$3,326,739	$7,843,983	$6,580,419
Investment securities:
Taxable	234,537	342,584	475,695	768,619
Nontaxable	39,842	48,490	82,303	98,666
Dividends	67,186	73,717	132,145	105,212
Federal funds sold and interest-bearing deposits with other banks	194,330	19,938	252,976	48,692

Total interest income	4,512,073	3,811,468	8,787,102	7,601,608

Interest expense:
Deposits	935,582	487,258	1,681,365	980,037
Borrowings	831,308	788,523	1,640,793	1,572,544

Total interest expense	1,766,890	1,275,781	3,322,158	2,552,581

Net interest income	2,745,183	2,535,687	5,464,944	5,049,027
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,745,183	2,535,687	5,464,944	5,049,027

Noninterest income:
Electronic banking fees	1,345,921	1,184,662	2,631,426	2,376,636
Mortgage-banking fees and gains	731,468	499,990	1,215,491	734,660
Brokerage commissions	214,115	166,715	376,348	351,201
Service charges on deposit accounts	256,363	226,857	496,040	461,696
Other fees and commissions	101,351	77,582	185,415	186,317
Security gains, net	—	—	73,087	115,810

Total noninterest income	2,649,218	2,155,806	4,977,807	4,226,320

Noninterest expenses:
Salaries	1,829,499	1,659,393	3,600,530	3,277,051
Employee benefits	371,445	451,347	758,708	873,723
Occupancy	438,204	374,105	901,922	784,739
Furniture and equipment	294,900	430,368	574,734	881,589
Other operating expenses	1,501,360	1,251,893	2,966,757	2,521,696

Total noninterest expenses	4,435,408	4,167,106	8,802,651	8,338,798

Income before income taxes	958,993	524,387	1,640,100	936,549
Income tax provision	324,661	169,247	593,172	274,437

Net income	$634,332	$355,140	$1,046,928	$662,112

Net income per common share - basic	$0.22	$0.13	$0.37	$0.23

Net income per common share - diluted	$0.22	$0.12	$0.37	$0.23

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005 and 2004 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income

Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income	—	—	662,112	—	$662,112
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(420,801)	(420,801)

Comprehensive income					$241,311

Stock options exercised	4,655	54,456	—	—

Cash dividends, $0.18	—	—	(509,427)	—
Balances at June 30, 2004	$2,832,733	$18,736,843	$10,580,110	$1,766,191

Balances at December 31, 2004	$2,834,823	$18,774,448	$10,239,356	$2,366,653
Net income	—	—	1,046,928	—	$1,046,928
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(111,217)	(111,217)

Comprehensive income					$935,711

Stock options exercised	15,475	167,805	—	—

Cash dividends, $0.20	—	—	(568,513)	—
Balances at June 30, 2005	$2,850,298	$18,942,253	$10,717,771	$2,255,436

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,046,928	$662,112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	—
Depreciation and amortization	392,503	718,643
Deferred income taxes	68,784	52,169
Amortization of premiums and discounts	54,621	127,697
Gains on disposal of securities	(73,087)	(115,810)
Loans held for sale made, net of principal sold	(4,014,525)	(7,307,897)
Gain on sale of loans held for sale	(225,392)	(320,660)
Gains on sale of premises and equipment	(4,000)	(18,092)
Write-down of foreclosed real estate	—	25,577
(Increase) decrease in:
Accrued interest receivable	75,492	105,462
Prepaid income taxes	517,459	79,174
Other assets	325,335	(14,514)
Increase (decrease) in:
Accrued interest payable	47,827	2,574
Other liabilities	(310,784)	1,321,397
Net cash (used in) operating activities	(2,098,839)	(4,682,168)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,819,892	2,518,491
Proceeds from maturities of securities available for sale	1,338,837	19,046,630
Purchase of Federal Home Loan Bank stock	(33,700)	—
Purchase of securities available for sale	—	(13,155,410)
Purchase of securities held to maturity	(5,000,000)	—
Loans made, net of principal collected	(8,119,507)	(6,581,549)
Purchase of premises and equipment	(776,062)	(778,068)
Proceeds from sale of premises and equipment	66,523	240,354
Proceeds from sale of foreclosed real estate	—	91,923
Net cash (used in) provided by investing activities	(9,704,017)	1,382,371

Cash flows from financing activities:
Net increase (decrease) in time deposits	7,952,950	(21,747,213)
Net increase in other deposits	12,087,017	24,276,206
Net increase (decrease) in other borrowed funds	(3,220,310)	208,092
Dividends paid	(568,512)	(509,427)
Proceeds from issuance of shares	183,280	59,111
Net cash provided by financing activities	16,434,425	2,286,769
Net increase (decrease) in cash and cash equivalents	4,631,569	(1,013,028)
Cash and cash equivalents at beginning of period	34,192,544	27,300,926
Cash and cash equivalents at end of period	$38,824,113	$26,287,898

Supplemental information:
Interest paid on deposits and borrowings	$3,274,331	$2,550,007
Income taxes paid	130,724	407,860
Transfer of loan to foreclosed real estate	—	84,500

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and six months ended June 30, 2005 and 2004 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements prepared for Carrollton Bancorp (“the Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiary, Carrollton Bank, Carrollton Bank’s wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. (“CMSI”), Carrollton Financial Services, Inc. (“CFS”), and Carrollton Bank’s 96.4% owned subsidiary, Carrollton Community Development Corporation (“CCDC”) (collectively, the “Bank”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

NOTE 2 - NET INCOME PER SHARE

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Net income	$634,332	$355,140	$1,046,928	$662,112
Average common shares outstanding	2,850,183	2,831,080	2,845,458	2,829,579
Basic net income per common share	$0.22	$0.13	$0.37	$0.23
Diluted:
Net income	$634,332	$355,140	$1,046,928	$662,112
Average common shares outstanding	2,850,183	2,831,080	2,845,458	2,829,579
Stock option adjustment	13,777	29,127	15,338	33,477
Average common shares outstanding - diluted	2,863,960	2,860,207	2,860,796	2,863,056
Diluted net income per common share	$0.22	$0.12	$0.37	$0.23

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit, and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.  Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	June 30, 2005	December 31, 2004
Loan commitments	$20,779,000	$32,152,000
Unused lines of credit	95,635,000	82,755,000
Letters of credit	2,733,000	2,910,000

NOTE 4 – STOCK OPTIONS

At June 30, 2005, the Company had options outstanding under the 1998 Stock Option Plan.  In 2004, the shareholders approved increasing the number of shares available for grant under the Plan from 210,000 shares to 300,000 shares.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods indicated.

	Six months ended June 30
	2005	2004
Net Income, as reported	$1,046,928	$662,112
Less pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(19,352)	(11,224)
Pro forma net income	$1,027,576	$650,888

Net income per share:
Basic – as reported	$0.37	$0.23
Basic – pro forma	0.36	0.23
Diluted – as reported	0.37	0.23
Diluted – pro forma	0.36	0.23

NOTE 5 – RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee’s highest average rate of earnings for the three consecutive years during the last five full years before retirement. The Company’s funding policy is to contribute annually the amount recommended by the Plan’s independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company.  Effective December 31, 2004, the Company froze the Plan.  Participant benefits stopped accruing as of the date of the freeze.

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

The net periodic benefit cost for the Plan for the six months ended June 30, 2004 was as follows:

Service cost	$264,204
Interest cost	272,855
Expected return on plan assets	(289,348)
Net amortization and deferral	52,762
Net periodic benefit cost	$300,473

The Company has a contributory thrift plan qualifying under Section 401(K) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan.  In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan.  Once an employee has been at the Company for one year, the Company contributes 3% of the employee’s salary quarterly to the Plan for the employee’s benefit.  In addition, the Company matches employee contributions to the Plan up to a limit of 50% of the first 6% of the employee’s salary.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 123, Accounting for Stock-Based Compensation (Revised 2004) Share Based Payment, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  The Statement eliminates the alternative to use the Accounting Principles Board Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally results in recognition of no compensation costs.  This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  In addition, this Statement amends FASB Statement No. 95, Statement of Cash Flows to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  This Statement is effective as of the first interim period after December 15, 2005.  The Company will adopt this standard during the quarter ending March 31, 2006.

AICPA Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the carrying over of valuation allowances in loans and securities acquired in a transfer.  At transfer, the assets are to be recorded at the total cash flows expected to be collected.  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

Also during 2004, APB Opinion No. 29, Accounting for Nonmonetary Transactions, was amended to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of SFAS 123R and to enhance the information received by investors and other users of the financial statements. The Company will consider the guidance provided by SAB 107 as it implements SFAS 123R by January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements included or incorporated by reference in this Quarterly Report on form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The forward-looking statements are based on the Company’s current intent, belief, and expectations.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of the Company’s plans, strategies, objectives, intentions, including, among other statements, statements involving the Company’s projected loan and deposit growth, collateral values, collectibility of loans, anticipated changes in noninterest income, payroll and branching expenses, branch office and product expansion of the Company and its subsidiary, and liquidity and capital levels.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore-Washington Metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the Securities and Exchange Commission.  Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date.  The Company undertakes no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations may not be indicative of future results.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

BUSINESS AND OVERVIEW

The Company is a bank holding company headquartered in Baltimore, Maryland with one wholly-owned subsidiary, Carrollton Bank.  The Bank has three subsidiaries, CMSI and CFS, which are wholly owned, and CCDC, which is 96.4% owned.

The Bank is engaged in general commercial and retail banking business with eleven branch locations.  CMSI is in the business of originating residential mortgage loans to be sold and has four branch locations.  CFS provides brokerage services to customers and CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland.

The Bank also operates a network of ATMs in Maryland, Virginia, and West Virginia and sponsors national retailers who accept ATM cards for purchases in various electronic networks.

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold.

Net income increased 58% for the six months ended June 30, 2005 compared to the same period in 2004 and core earnings (earnings before the effect of investment security transactions-a non-GAAP financial measure) increased 72% for the same period.  The Company is asset sensitive and as a result, in the increasing interest rate environment of 2005, net interest income increased 8% for the first six months ended June 30, 2005 compared to the six months ended June 30, 2004.  The Company recognized gains on sales of securities during the six months ended June 30, 2005 of $73,000 and increases in other noninterest income in the same period of over 19%.

The Company opened its newest retail branch in Bel Air, Maryland in January 2005.  As of June 30, 2005, that branch has attracted $4.2 million in deposits.

Based upon current earnings and encouraging prospects for future earnings, the Company paid dividends of $.10 per share to shareholders during the first and second quarters of 2005.

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

A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, and the timing of loan charge-offs.

The allowance for loan losses is one of the most difficult and subjective judgments.  The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans.  Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio.  Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio, and peer comparisons are also factors.  The analysis also requires consideration of the economic climate, direction and change in the interest rate environment which may impact a borrower’s ability to pay, legislation impacting the banking industry, and economic conditions specific to the Bank’s service areas.  Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Another critical accounting policy is related to securities.  Securities are evaluated periodically to determine whether a  decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of an investment.  Management reviews other criteria such as magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

FINANCIAL CONDITION

Summary

Total assets increased $17.1 million to $336.2 million at June 30, 2005 compared to $319.1 million at the end of 2004.   Loans increased by $8.1 million or 4% to $224.4 million during the period as a result of commercial loan demand.  Total interest-earning assets increased by $19.3 million during the period to $298.0 million and were 89% of total assets at June 30, 2005.

Investment Securities

The investment portfolio consists primarily of securities available for sale.  Securities available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.  Investment securities held to maturity are recorded at amortized cost.

The investment portfolio consists primarily of U.S. Government agency securities, mortgage-backed securities, corporate bonds, state and municipal obligations, and equity securities.  The income from state and municipal obligations is exempt from federal income tax.  Certain agency securities are exempt from state income taxes.  The Company uses its investment portfolio as a source of both liquidity and earnings.

Investment securities increased $700,000 to $43.2 million at June 30, 2005 from $42.5 million at December 31, 2004.  The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans Held for Sale

Loans held for sale increased $4.2 million from December 31, 2004 to June 30, 2005 due to increased origination activity during the first six months of 2005. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Loans increased $8.1 million or 4% to $224.4 million at June 30, 2005 from $216.2 million at December 31, 2004. The increase was due to growth in commercial real estate and small business lending.

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

A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans at June 30, 2005 totaled $439,000.  Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans’ effective interest rates for loans that are not collateral dependent.

The following table provides information concerning non-performing assets and past due loans:

	June 30, 2005	December 31, 2004	June 30, 2004

Nonaccrual loans	$1,670,809	$615,394	$758,254
Restructured loans	439,357	455,864	470,782
Foreclosed real estate	—	—	67,000

Total nonperforming assets	$2,110,166	$1,071,258	$1,296,036

Accruing loans past-due 90 days or more	$313,579	$1,567,919	$2,170,772

Allowance for Loan Losses

An allowance for loan losses is maintained to absorb losses in the existing loan portfolio.  The allowance is a function of specific loan allowances, general loan allowances based on historical loan loss experience and current trends, and allowances based on general economic conditions that affect the collectibility of the loan portfolio.  These can include, but are not limited to exposure to an industry experiencing problems, changes in the nature or volume of the portfolio, and delinquency and nonaccrual trends.  The portfolio review and calculation of the allowance is performed by management on a continuing basis.

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

For the six months ended June 30, 2005 and the year ended December 31, 2004, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date.  The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes.  The general allowance will fluctuate with changes in the mix of the Company’s loan portfolio, economic conditions, or specific industry conditions.  The requirements of the Company’s federal regulators are a consideration in determining the required total allowance.

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

The allowance for loan losses was $3.5 million at June 30, 2005, which was 1.51% of loans compared to $3.5 million at December 31, 2004, which was 1.59% of loans .  During the first six months of 2005, the Company experienced net charge-offs of $35,000.  The ratio of net loan losses to average loans outstanding decreased to 0.01% for the six months ended June 30, 2005 from 0.08% for the year ended December 31, 2004. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased to 0.93% as of June 30, 2005 compared to 0.49% at December 31, 2004.

The following table shows the activity in the allowance for loan losses:

	Six Months Ended June 30,
	2005	2004

Allowance for loan losses - beginning of period	$3,485,076	$3,648,245

Provision for loan losses	—	—
Charge-offs	(124,057)	(197,282)
Recoveries	89,395	156,677

Allowance for loan losses - end of period	$3,450,414	$3,607,640

Funding Sources

Deposits

Total deposits increased by $20.0 million to $245.9 million as of June 30, 2005 from $225.8 million as of December 31, 2004. Interest-bearing accounts and noninterest-bearing accounts both realized increases.  The Company intentionally attracted new noninterest-bearing accounts during the first six months of 2005.

Borrowings

Advances from the Federal Home Loan Bank (FHLB) remain at $45.0 million. Total borrowings decreased to $53.9 million at June 30, 2005 compared to $57.2 million at the end of 2004.

Capital Resources

Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis.  Capital is primarily represented by shareholders’ equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured.  Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base.  The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

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

The following table summarizes the Company’s capital ratios:

	June 30, 2005	December 31, 2004	Minimum Regulatory Requirements	To Be Well Capitalized

Risk-based capital ratios:
Tier 1 capital	11.85%	11.52%	4.00%	6.00%
Total capital	14.49	12.74	8.00	10.00

Tier 1 leverage ratio	9.29	9.41	4.00	4.00

As of June 30, 2005 and December 31, 2004, the Company is considered well capitalized.  Management knows of no conditions or events that would change this classification.

RESULTS OF OPERATIONS

Summary

Carrollton Bancorp reported net income for the first six months of 2005 of $1.0 million, or $0.37 per diluted share. For the same period of 2004, net income amounted to $662,000, or $0.23 per diluted share.

Return on average assets and return on average equity are key measures of a Company’s performance.  Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the six months ended June 30, 2005 was 0.64%, compared to 0.44% for the corresponding period in 2004.  Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the six months ended June 30, 2005 was 6.09%, compared to 3.88% for the corresponding period in 2004.

Interest and fee income on loans increased 19% for the six months ended June 30, 2005 compared to the same period in 2004, with total interest income increasing 16%. Net interest income increased 8% primarily due to continuing loan growth.  Noninterest income, excluding gains/losses on security sales, increased 19% and noninterest expenses increased 6% compared to the first six months of 2004.

Net Interest Income

Net interest income increased from $5.0 million for the first six months of 2004 to $5.5 million for the first six months of 2005.  The net yield on average earning assets decreased slightly from 3.82% for the first six months of 2004 to 3.75% for the first six months of 2005. This was the result of increased pressure to raise deposit rates during the first six months of 2005.

Interest income on loans on a tax equivalent basis (a non-GAAP measure) increased 19% during the first six months of 2005. The yield on loans increased to 6.58% during the first six months of 2005 from 6.49% during the first six months of 2004.  The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest income from investment securities and overnight investments on a tax equivalent basis (a non-GAAP measure) was $1.0 million for the first six months of 2005, compared to $1.1 million for the first six months of 2004, representing a 10% decrease.  The portfolio on average decreased 16% and the overall yield on investment securities and overnight investments increased from 1.68% for the first six months of 2004 to 3.58% for the first six months of 2005.  The Company has benefited from the continual increase in the Federal Funds rate that began in 2004.

Interest expense increased $770,000 to $3.3 million for the first six months of 2005 from $2.6 million for the first six months of 2004.  The increase in interest expense was due to increased deposit levels, primarily in higher costing deposits.  The cost of interest-bearing deposits increased to 1.84% for the first six months of 2005 compared to 1.22% for the first six months of 2004.  Interest-bearing deposits increased on average 13% to $181.8 million for the six months ended June 30, 2005 from $161.4 million for the six months ended June 30, 2004, with $15.4 million of the increase being from certificates of deposit.

The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense, and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Six Months Ended June 30, 2005
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$17,993,887	$252,976	2.83%
Federal Home Loan Bank stock	2,640,401	57,307	4.34
Investment securities (a)	35,330,482	690,893	3.91
Loans, net of unearned income: (a)
Demand and time	61,358,764	2,071,292	6.75
Residential mortgage (b)	72,855,259	2,092,138	5.74
Commercial mortgage and construction	98,578,301	3,474,667	7.05
Installment	1,990,534	80,636	8.10
Lease financing	3,544,162	125,250	7.07
Total loans	238,327,020	7,843,983	6.58
Total interest-earning assets	294,291,790	8,845,159	6.01
Noninterest-earning assets:
Cash and due from banks	22,704,665
Premises and equipment	5,641,664
Other assets	6,880,279
Allowance for loan losses	(3,478,651)
Unrealized gains on available for sale securities	3,649,995
Total assets	$329,689,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$70,056,104	84,084	0.24%
Money market	36,185,403	377,744	2.09
Other time	75,545,454	1,219,537	3.21
Borrowings	54,947,755	1,640,793	5.93
Total interest bearing liabilities	236,734,716	3,322,158	2.80
Noninterest-bearing liabilities:
Noninterest-bearing deposits	57,095,658
Other liabilities	1,488,813
Shareholders’ equity	34,370,555
Total liabilities and shareholders’ equity	$329,689,742

Net interest income		$5,523,001

Net interest spread			3.21%
Net interest margin			3.75%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP financial measure).

(b) Includes loans held for sale

	Six Months Ended June 30, 2004
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$10,222,620	$48,692	0.95%
Federal Home Loan Bank stock	2,250,000	39,177	3.48
Investment securities (a)	54,075,805	1,026,894	3.80
Loans, net of unearned income: (a)
Demand and time	48,719,216	1,169,080	4.80
Residential mortgage (b)	64,203,800	2,150,616	6.70
Commercial mortgage and construction	83,550,320	2,995,522	7.17
Installment	2,383,393	107,025	8.98
Lease financing	4,174,931	165,388	7.92
Total loans	203,031,660	6,587,631	6.49
Total interest-earning assets	269,580,085	7,702,394	5.71
Noninterest-earning assets:
Cash and due from banks	20,850,900
Premises and equipment	5,045,640
Other assets	7,249,770
Allowance for loan losses	(3,647,463)
Unrealized gains on available for sale securities	3,246,060
Total assets	$302,324,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$72,337,217	90,271	0.25%
Money market	28,909,137	116,629	0.81
Other time	60,155,695	773,137	2.57
Borrowings	56,868,315	1,572,544	5.53
Total interest bearing liabilities	218,270,364	2,552,581	2.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	48,130,998
Other liabilities	1,807,174
Shareholders’ equity	34,116,456
Total liabilities and shareholders’ equity	$302,324,992

Net interest income		$5,149,813

Net interest spread			3.37%
Net interest margin			3.82%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP financial measure).

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

The Company did not provide for any loan losses in the first six months of 2005 or 2004.  Nonaccrual, restructured, and delinquent loans over 90 days to total loans declined to 1.06% at June 30, 2005 from 1.20% at December 31, 2004 and 1.75% at June 30, 2004, respectively.

Noninterest Income

Noninterest income was $5.0 million for the six months ended June 30, 2005, an increase of $751,000 or 18%, compared to the corresponding period in 2004.  The Company experienced higher electronic banking and mortgage-banking revenue in 2005 compared to 2004.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.  Brokerage commission increased $25,000, or 7%, during the six months ended June 30, 2005, compared to the same period in 2004.  Management believes that brokerage commissions are a good source of noninterest income for the Company and intends to continue focusing on increasing this source of income.

Electronic banking fee income increased by $255,000 for the first six months of 2005 compared to the first half of 2004.  Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees. The Company maintains ATMs in Wal-Mart stores in Maryland, Virginia and West Virginia, as well as at its branches. The fees from these ATMs represent approximately 54% of total electronic banking revenue. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 42% of total electronic banking revenue. Fees from check cards comprise the remaining 4% of electronic banking revenue.

Mortgage-banking revenue increased by $481,000 to $1.2 million in the first half of 2005 from $735,000 in 2004.  During 2004, the Company opened three mortgage-banking “net branches.” The employees of these net branches earn as salaries all revenues earned on the sale of mortgage loans less operating expenses. In addition, each net branch pays management fees to CMSI for use of its processing and underwriting staff. The net branch expenses are included in the Company’s income statement, as they are divisions of CMSI, but the net effect of the operations of the net branches on the Company’s net income is limited to the management fees paid to CMSI. The inclusion of the expenses in the financial statements has the effect of showing significant expenses related to mortgage-banking and negatively effects the Company’s efficiency ratio.

The Company realized gains on the sales of securities of $73,000 for the six months ended June 30, 2005, compared to $116,000 for the same period in 2004.  These security gains were taken to reposition the Company’s securities portfolio for funding loans as well as because of interest rate considerations. The gain in 2005 was recognized upon the sale of FHLMC preferred stock that was written down, due to other than temporary impairment, in 2004.

Noninterest Expense

Noninterest expense increased $464,000 or 6% for the six months ended June 30, 2005, compared to the same period in 2004.

Salaries, the largest component of noninterest expense, grew by $323,000 or 10%.  Full time equivalent staff decreased from 167 positions at June 30, 2004 to 159 positions at June 30, 2005.  Additional staff was added in conjunction with the re-activation of CMSI in 2004 and the Bank’s newest branch, which opened in January of 2005.  In 2005 the majority of the staff decrease was due to restructuring at CMSI.

Employee benefits decreased by $115,000 or 13% due primarily to freezing the Company’s deferred benefit pension plan effective December 31, 2004.

Occupancy expenses were $902,000 for the six months ended June 30, 2005, compared to $785,000 for the same period in 2004, which represented an increase of $117,000 or 15%.  This increase was primarily due to additional occupancy expenses associated with CMSI and with the new branch in Harford County that opened in January 2005.

Furniture and equipment expenses decreased by $ 307,000 or 35% for the six months ended June 30, 2005 compared to the same period in 2004. A significant portion of the Company’s ATM network was fully depreciated by September 30, 2004, which significantly reduced depreciation expense.

Other operating expenses increased $445,000 or 18% for the six months ended June 30, 2005. This increase was primarily due to an increase in advertising expense related to opening the new branch and in operating expenses incurred in the operations of CMSI.

Income Taxes

For the six month period ended June 30, 2005, the Company’s effective tax rate was 36.2%, compared to 29.3% for the same period in 2004. During the six months ended June 30, 2005, the Company redeemed its bank owned life insurance policies and converted to a new policy. The income tax provision includes the tax expense associated with the redemption.  Also, municipal bond portfolio securities matured or were sold to fund loan growth during 2004.  Municipal bonds are exempt from federal income taxes.

Results of Operations – Second Quarter 2005 and 2004

Second quarter net income of $634,000 ($0.22 per share-diluted) in 2005 was $279,000 or 79% above net income of $355,000 ($0.12 per share-diluted) shown for the same quarter of 2004.  Annualized returns on average equity for these periods were 7.37% in 2005 versus 4.17% in 2004.

Second quarter net interest income was $2.7 million in 2005, an increase of 8% from $2.5 million in 2004.  The increase in net interest income was due mainly to a $28.4 million increase in earning assets, primarily commercial loans.  However, the Company’s net interest margin decreased slightly to 3.63% for the quarter ended June 30, 2005 from 3.73% in the comparable quarter in 2004 because of increased pressure on deposit rates.

Noninterest income continues to be a large contributor to the Company’s profitability.  The majority of the Company’s noninterest income is derived from two sources: the Bank’s Electronic Banking Division and Carrollton Mortgage Services, Inc. (CMSI) a subsidiary of Carrollton Bank.  Noninterest income increased 23% or $493,000 to $2.6 million in the second quarter of 2005 compared to the second quarter of 2004.  This increase was due primarily to the Electronic Banking Division’s revenue increasing $161,000 or 14% as a result of additional transactional activity in the areas of point of sale, ATM’s, and debit/check cards and a 46% or $231,000 increase in the fees and commissions earned by CMSI.

Noninterest expenses were $4.4 million in the second quarter of 2005 compared to $4.2 million in 2004, an increase of $268,000 or 6%.  The increase was due to the opening of a new branch in the North Bel Air area of Harford County as well as the expansion of the mortgage banking operations of CMSI.  The result was an increase in advertising, salaries, and occupancy expense.  Some of the increases in noninterest expenses were offset by a decrease in employee benefits due to freezing the defined benefit pension plan effective December 31, 2004 and a decrease in furniture and equipment expense due to a significant portion of the ATM network being fully depreciated in 2004.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company’s liquidity is derived primarily from its deposit base and equity capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $61.8 million or 18% of total assets at June 30, 2005.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $119.1 million at June 30, 2005.  Of this total, management places a high probability of required funding within one year on approximately $60.0 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

The Company also has external sources of funds, which can be drawn upon when required.  The main source of external liquidity is a line of credit totaling $84.0 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) of which $45.0 million was outstanding at June 30, 2005.  Additionally, the Company has available unsecured federal funds lines of credit of $5.0 million and secured federal funds lines of credit of $10.0 million with other institutions.  There was no balance outstanding under these lines at June 30, 2005.  The lines bear interest at the current federal funds rate of the correspondent bank.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2005, the Company is in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first six months of 2005 or 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company enters into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit, and letters of credit. In addition, the Company has certain operating lease obligations.

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

There have been no significant changes in the Company’s internal controls (as defined in Rule 13a-15 under the Securities Act of 1934) or in other factors that could significantly affect such controls subsequent to the date of the evaluations by the chief executive officer and the chief financial officer.  Neither the chief executive officer nor the chief financial officer is aware of any significant deficiencies or material weaknesses in the Company’s internal controls, so no corrective actions have been taken with respect to such internal controls.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.               OTHER INFORMATION

On July 28, 2005, the Board of Directors of the Company declared a $0.10 per share cash dividend to common shareholders of record on August 12, 2005, payable September 1, 2005.

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

On April 25, 2005, the Company announced Senior Vice President and CFO Barbara M. Broczkowski resigned, effective on or before May 13, 2005.

On May 13, 2005, the Company announced that James M. Uveges is joining the Company as Senior Vice President and CFO, replacing Barbara M. Broczkowski who resigned.

On July 7, 2005 the Company announced that it purchased 42,500 of its outstanding shares from a single broker in a single transaction.

On August 2, 2005 the Company announced a 79% increase in second quarter net income and a $0.10 quarterly dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	August 12, 2005	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	August 12, 2005	/s/ James M. Uveges

James M. Uveges
Senior Vice President, and
Chief Financial Officer