Form 10-Q/A
period 2004-03-31
CARROLLTON BANCORP
filed 2005-08-31
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

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

This Quarterly Report on Form 10-Q/A (“Amendment No. 2”) is being filed by Carrollton Bancorp (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004, as amended by the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004 filed with the Securities and Exchange Commission on November 10, 2004 (“Amendment No.1”).

In October, 2004, the Company discovered errors in accounting for certain fees and costs of its mortgage subsidiary, Carrollton Mortgage Services, Inc. (“CMSI”), and determined that a restatement of the Company’s consolidated financial statements for the quarter ended March 31, 2004 would be necessary.  The Company therefore filed Amendment No. 1 which corrected and restated the Company’s consolidated financial statements for the period shown therein to properly reflect the effects of the correction of the accounting errors.

CMSI substantially expanded its operations to originate and sell mortgages in the secondary market during the first quarter of 2004.  In September, 2004, the Company hired a new Chief Financial Officer and in connection therewith, management reviewed the Company’s accounting procedures and internal controls.  In the course of such review, the aforesaid accounting errors were discovered. These errors were not discovered timely due to deficiencies in the timely reconciliation of certain accounts.  In addition, certain fees collected by CMSI were misclassified as interest income instead of mortgage banking fees and gains, and certain costs associated with CMSI were misclassified as salary expense instead of reducing mortgage banking fees and gains.  These misclassifications had no effect on the net income of the Company.  Subsequent to discovery and correction of these accounting errors, the Company has, under the supervision of the Audit Committee of the Company’s Board of Directors, taken actions, through implementation of additional procedures, to strengthen the Company’s internal controls in the areas where the accounting errors were discovered.

Management has continued its evaluation and analysis of the Company’s internal controls in the areas where the accounting errors were discovered, and the deficiencies observed with respect thereto, and has now concluded that the deficiencies which existed were significant, and collectively constituted a material weakness, as defined in paragraph 10 of PCAOB Auditing Standard No. 2, in the Company’s internal controls relating to the accounting for mortgage banking fees and gains of CMSI.

This amended Quarterly Report on Form 10-Q/A amends our prior disclosure in Amendment No. 1 to reflect the results of, and conclusions from, our continued evaluation of controls and procedures as of the end of the period covered by this report.

This Form 10-Q/A has not been updated except with respect to the addition of Note 3 – Restatement of Previously Issued Financial Statements, adding the term “restated” to the heading of the affected columns of the financial statements and disclosures regarding our controls and procedures in Part I, Item 4 and Part II, Item 6.  Except as identified in the prior sentence, no other item included in Amendment No. 1 has been amended, and such items shall remain in effect as of the filing date of Amendment No. 1.  Additionally, this Form 10-Q/A does not purport to provide an update or discussion of any other developments at the Company subsequent to its original filing.

CARROLLTON BANCORP

PART I

ITEM 1.          FINANCIAL STATEMENTS

CARROLLTON BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(unaudited)
	(restated)
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

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2004	2003
	(unaudited) (restated)	(unaudited)
Interest income:
Loans	$3,253,680	$3,383,087
Investment securities:
Taxable	426,035	692,026
Nontaxable	50,176	54,814
Dividends	31,495	29,192
Federal funds sold and interest-bearing deposits with other banks	28,754	82,750

Total interest income	3,790,140	4,241,869

Interest expense:
Deposits	492,779	1,159,840
Borrowings	784,021	784,032

Total interest expense	1,276,800	1,943,872

Net interest income	2,513,340	2,297,997
Provision for loan losses	—	121,500

Net interest income after provision for loan losses	2,513,340	2,176,497

Noninterest income:
Service charges on deposit accounts	234,839	265,890
Brokerage commissions	184,486	116,365
Other fees and commissions	1,300,709	1,376,924
Security gains, net	115,810	154,118
Mortgage-banking fees and gains	234,670	—

Total noninterest income	2,070,514	1,913,297

Noninterest expenses:
Salaries	1,617,658	1,247,111
Employee benefits	422,376	309,112
Occupancy	410,634	331,214
Furniture and equipment	451,221	470,512
Other operating expenses	1,269,803	1,175,039

Total noninterest expenses	4,171,692	3,532,988

Income before income taxes	412,162	556,806
Income tax provision	105,190	207,561

Net income	$306,972	$349,245

Net income per common share - basic	$0.11	$0.12

Net income per common share - diluted	$0.11	$0.12

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004 and 2003 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances at December 31, 2002	$2,821,757	$18,617,608	$10,513,874	$1,737,840
Net income	—	—	349,245	—	$349,245
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	393,541	393,541
Comprehensive income					$742,786

Cash dividends, $0.09	—	—	(253,925)	—
Balances at March 31, 2003	$2,821,757	$18,617,608	$10,609,194	$2,131,381

Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income (restated)	—	—	306,972	—	$306,972
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(102,645)	(102,645)
Comprehensive income					$204,327

Cash dividends, $0.09	—	—	(254,529)	—
Balances at March 31, 2004	$2,828,078	$18,682,387	$10,479,868	$2,084,347

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(unaudited) (restated)	(unaudited)
Cash flows from operating activities:
Net income	$306,972	$349,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	121,500
Deprecation and amortization	318,990	373,432
Deferred income taxes	(12,415)	—
Amortization of premiums and discounts	75,037	112,209
(Gains) losses on disposal of securities	(115,810)	(154,118)
Loans held for sale made, net of principal sold	(7,754,224)	—
Mortgage-banking fees and gains	(234,670)	—
(Gains) losses on sale and write-down of premises and equipment	18,762	(38,024)
(Gains) losses on sale of foreclosed real estate	—	(16,087)
Write-down of foreclosed real estate	8,077	—
(Increase) decrease in:
Accrued interest receivable	12,096	(293,924)
Prepaid income taxes	(12,983)	132,289
Other assets	30,758	460,647
Increase (decrease) in:
Accrued interest payable	447	(7,182)
Other liabilities	(356,959)	154,648
Net cash provided by (used in) operating activities	(7,715,922)	1,194,635

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,518,491	264,050
Proceeds from maturities of securities available for sale	15,871,124	26,744,974
Purchase of securities available for sale	(13,155,410)	(33,678,891)
Purchase of bank owned life insurance	—	(4,000,000)
Loans made, net of principal collected	5,414,972	7,387,413
Purchase of loans, net of principal collected	—	2,578,309
Purchase of premises and equipment	(327,573)	(53,289)
Proceeds from sale of premises and equipment	76,859	75,000
Proceeds from sale of foreclosed real estate	—	190,101
Net cash provided by (used in) investing activities	10,398,463	(492,333)

Cash flows from financing activities:
Net increase (decrease) in time deposits	(2,295,988)	321,099
Net increase (decrease) in other deposits	7,112,633	(2,227,138)
Net increase (decrease) in other borrowed funds	(2,988,323)	1,179,055
Dividends paid	(254,529)	(253,925)
Net cash provided by (used in) financing activities	1,573,793	(980,909)
Net increase (decrease) in cash and cash equivalents	4,256,334	(278,607)
Cash and cash equivalents at beginning of period	27,300,926	31,399,756
Cash and cash equivalents at end of period	$31,557,260	$31,121,149

Supplemental information:
Interest paid on deposits and borrowings	$1,276,353	$1,951,054
Income taxes paid	130,588	89,567
Transfer of loan to foreclosed real estate	84,500	112,327

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
	(restated)
Basic:
Net income	$306,972	$349,245
Average common shares outstanding	2,828,078	2,821,757
Basic net income per common share	$0.11	$0.12
Diluted:
Net income	$306,972	$349,245
Average common shares outstanding	2,828,078	2,821,757
Stock option adjustment	39,834	5,270
Average common shares outstanding - diluted	2,867,912	2,827,027
Diluted net income per common share	$0.11	$0.12

NOTE  3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On November 4, 2004, we announced the restatement of our consolidated financial statements for the period ended March 31, 2004.  The unaudited consolidated financial statements for the quarter ended March 31, 2004 are restated to correct for the following errors:

Interest income, noninterest income, and noninterest expense

During the first quarter of 2004, we overstated noninterest income due to recording and accruing certain fees and gains on sales of loans. The fees represent the points paid by the purchasers of the loans.  Certain fees collected by the Company’s mortgage subsidiary were misclassified as interest income instead of mortgage banking fees and gains, and certain costs associated with the mortgage subsidiary were misclassified as salary expense instead of reducing the mortgage subsidiary’s fees and gains.  The fees misclassified represent the points paid by the purchasers of the loans and the costs misclassified represent the time spent by employees and other costs incurred to originate the loans that would not have been incurred but for the loans originated and settled. The misclassifications had no effect on net income.

Income taxes

The provision for income taxes has been revised to reflect the impact of the errors listed above.  The annual effective tax rate was applied to the as restated income before income taxes, resulting in a decrease to the provision for income taxes.

The net effect of these errors is to decrease interest income by $141,386, to decrease noninterest income by $190,908, to decrease noninterest expense by $50,353, and to decrease the provision for income taxes by $108,886.

The following table summarizes the effects of the errors for the three months ended March 31, 2004:

	As originally		As
	Stated	Adjustment	Restated

Interest income	$3,931,526	$(141,386)	$3,790,140
Interest expense	(1,276,800)	—	(1,276,800)
Noninterest income	2,261,422	(190,908)	2,070,514
Noninterest expenses	(4,222,045)	50,353	(4,171,692)
Income before income taxes	694,103	(281,941)	412,162
Income tax expense	(214,076)	108,886	(105,190)
Net income	$480,027	$(173,055)	$306,972

Net income per share – basic	$0.17	$(0.06)	$0.11
Net income per share – diluted	$0.17	$(0.06)	$0.10

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

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

ITEM 4.          CONTROLS AND PROCEDURES

Overview

As more fully described in the Explanatory Note to this Amendment No. 2, due to errors in accounting for certain fees and costs of the Company’s mortgage subsidiary, CMSI, the Company restated its consolidated financial statements for the quarter ended March 31, 2004.

Subsequent to such restatement, management has continued to monitor the operations of CMSI and to evaluate and analyze the Company’s internal controls over financial reporting relating to the operations of CMSI, as well as the Company’s disclosure controls and procedures, with the assistance of the Company’s independent registered public accounting firm and under the supervision of the Audit Committee of its Board of Directors.  As a result of this continued monitoring, evaluation and analysis, management has now concluded that the deficiencies in our internal controls relating to the accounting for mortgage banking fees and gains of CMSI which existed were significant, and collectively constituted a material weakness in the Company’s internal controls.

As a part of the process of evaluating and improving our disclosure controls and procedures and our internal control over financial reporting, we have implemented the following actions:

•      Established additional procedures to reconcile fees received and the gain for each loan originated and sold to the cash received at settlement.  Any adjustments, if necessary are made in the month the sale is completed.

•      Established weekly meetings between the finance department of the Company and CMSI personnel to improve communication on procedures and resolution of any discrepancies identified.

•      Established additional procedures to insure that all balance sheet accounts which were affected by the accounting errors previously described are reconciled in a timely manner.

In light of the information and conclusions described above, the Company (a) conducted a further evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Amendment No. 2 to Quarterly Report on Form 10-Q/A and (b) further evaluated (in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act) whether any change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004 which materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These further evaluations were done under the supervision and with the participation of management, including our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Based upon their prior evaluations of the effectiveness of the Company disclosure controls and procedures as of March 31, 2004, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective at that time.  However, based upon the Company’s further evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Amendment No. 2 to our Quarterly Report on Form 10-Q/A, in light of the information and conclusions described above, our principal executive officer and our principal financial officer have now concluded, that because of the deficiencies described above, the Company’s disclosure controls and procedures were not effective.

Evaluation of Internal Controls and Procedures

Based upon the further evaluation of the effectiveness of our internal controls over financial reporting during the period covered by this Amendment No. 2 to Quarterly Report on Form 10-Q/A, other than the internal control issues, relating to our mortgage banking subsidiary, and the corresponding corrective actions, described above, there have been no changes to our internal controls and procedures during the period covered by this Amendment No. 2 to Quarterly Report on Form 10-Q/A that have, or are reasonably likely to have, a material effect on the Company’s internal control over financial reporting.

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

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	August 31, 2005	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	August 31, 2005	/s/ James M. Uveges

James M. Uveges
Senior Vice President, and Chief Financial Officer