Form 10-Q/A
period 2004-06-30
CARROLLTON BANCORP
filed 2005-08-31
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

This Quarterly Report on Form 10-Q/A (“Amendment No. 2”) is being filed by Carrollton Bancorp (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 10, 2004, as amended by the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004 filed with the Securities and Exchange Commission on November 10, 2004 (“Amendment No.1”).

In October, 2004, the Company discovered errors in accounting for certain fees and costs of its mortgage subsidiary, Carrollton Mortgage Services, Inc. (“CMSI”) as well as an under-accrual in marketing expenses, and determined that a restatement of the Company’s consolidated financial statements for the period ended June 30, 2004 would be necessary.  The Company therefore filed Amendment No. 1 which corrected and restated the Company’s consolidated financial statements for the periods shown therein to properly reflect the effects of the correction of the accounting errors.

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

Management has continued its evaluation and analysis of the Company’s internal controls in the areas where the accounting errors were discovered, and the deficiencies observed with respect thereto, and has now concluded that the deficiencies which existed were significant, and collectively constituted a material weakness, as defined in paragraph 10 of PCAOB Auditing Standard No. 2, in the Company’s internal controls relating to the accounting for mortgage banking fees and gains of CMSI and marketing expenses.

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

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited) (restated)
ASSETS
Cash and due from banks	$21,288,357	$19,711,633
Federal funds sold and Federal Home Loan Bank deposit	4,999,541	7,589,293
Cash and cash equivalents	26,287,898	27,300,926
Federal Home Loan Bank stock, at cost	2,250,000	2,250,000
Investment securities:
Available for sale	53,351,793	62,458,957
Held to maturity (fair value of $25,000 in 2004 and 2003)	25,000	25,000
Loans held for sale	9,870,140	2,241,583
Loans, less allowance for loan losses of $3,607,640 in 2004 and $3,648,245 in 2003	202,145,365	195,648,316
Premises and equipment	4,916,713	5,079,551
Accrued interest receivable	1,316,092	1,421,554
Foreclosed real estate	67,000	100,000
Prepaid income taxes	—	33,910
Other assets	5,864,691	5,850,178

	$306,094,692	$302,409,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$51,151,324	$42,484,836
Interest-bearing	158,433,769	164,571,264
Total deposits	209,585,093	207,056,100
Federal funds purchased and securities sold under agreement to repurchase	12,351,132	11,951,594
Notes payable - U.S. Treasury	1,833,893	2,025,339
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	453,629	451,055
Deferred income taxes	73,878	286,475
Income taxes payable	45,264	—
Other liabilities	2,835,926	1,514,530
	272,178,815	268,285,093

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,832,733 in 2004 and 2,828,078 in 2003	2,832,733	2,828,078
Surplus	18,736,843	18,682,387
Retained earnings	10,580,110	10,427,425
Accumulated other comprehensive income	1,766,191	2,186,992
	33,915,877	34,124,882

	$306,094,692	$302,409,975

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited) (restated)	(unaudited)	(unaudited) (restated)	(unaudited)
Interest income:
Loans	$3,326,739	$3,240,758	$6,580,419	$6,623,845
Investment securities:
Taxable	342,584	605,917	768,619	1,297,944
Nontaxable	48,490	56,020	98,666	110,834
Dividends	73,717	27,796	105,212	56,988
Federal funds sold and interest-bearing deposits with other banks	19,938	129,786	48,692	212,536

Total interest income	3,811,468	4,060,277	7,601,608	8,302,147

Interest expense:
Deposits	487,258	1,130,689	980,037	2,290,530
Borrowings	788,523	795,835	1,572,544	1,579,868

Total interest expense	1,275,781	1,926,524	2,552,581	3,870,398

Net interest income	2,535,687	2,133,753	5,049,027	4,431,749
Provision for loan losses	—	121,500	—	243,000

Net interest income after provision for loan losses	2,535,687	2,012,253	5,049,027	4,188,749

Noninterest income:
Service charges on deposit accounts	226,857	245,250	461,696	511,140
Brokerage commissions	166,715	124,508	351,201	240,872
Other fees and commissions	1,262,244	1,414,179	2,562,953	2,791,103
Security gains, net	—	192,879	115,810	346,997
Mortgage-banking fees and gains	499,990	198,322	734,660	198,322

Total noninterest income	2,155,806	2,175,138	4,226,320	4,088,434

Noninterest expenses:
Salaries	1,659,393	1,440,615	3,277,051	2,687,726
Employee benefits	451,347	308,207	873,723	617,319
Occupancy	374,105	355,458	784,739	686,673
Furniture and equipment	430,368	453,402	881,589	923,914
Other operating expenses	1,251,893	1,275,374	2,521,696	2,450,413

Total noninterest expenses	4,167,106	3,833,056	8,338,798	7,366,045

Income before income taxes	524,387	354,335	936,549	911,138
Income tax provision	169,247	89,574	274,437	297,133

Net income	$355,140	$264,761	$662,112	$614,005

Net income per common share - basic	$0.13	$0.09	$0.23	$0.22

Net income per common share - diluted	$0.12	$0.09	$0.23	$0.22

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004 and 2003 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances at December 31, 2002	$2,821,757	$18,617,608	$10,513,874	$1,737,840
Net income	—	—	614,005	—	$614,005
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	377,491	377,491

Comprehensive income					$991,496

Stock options exercised	4,930	48,932	—	—

Cash dividends, $0.18	—	—	(507,997)	—
Balances at June 30, 2003	$2,826,687	$18,666,540	$10,619,882	$2,115,331

Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income (restated)	—	—	662,112	—	$662,112
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(420,801)	(420,801)

Comprehensive income					$241,311

Shares acquired and cancelled	—	—	—	—

Stock options exercised	4,655	54,456	—	—

Cash dividends, $0.18	—	—	(509,427)	—
Balances at June 30, 2004	$2,832,733	$18,736,843	$10,580,110	$1,766,191

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
	(unaudited) (restated)	(unaudited)
Cash flows from operating activities:
Net income	$662,112	$614,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	243,000
Depreciation and amortization	718,643	730,934
Deferred income taxes	52,169	—
Amortization of premiums and discounts	127,697	205,692
Gains on disposal of securities	(115,810)	(346,997)
Loans held for sale made, net of principal sold	(6,893,897)	(3,040,856)
Mortgage-banking fees and gains	(734,660)	(198,322)
Gains on sale of premises and equipment	(18,092)	(33,024)
Gains on sale of foreclosed real estate	—	(16,087)
Write-down of foreclosed real estate	25,577	—
(Increase) decrease in:
Accrued interest receivable	105,462	205,601
Prepaid income taxes	79,174	152,591
Other assets	(14,514)	969,389
Increase in:
Accrued interest payable	2,574	4,146
Income taxes payable	—	186,453
Other liabilities	1,321,397	545,006
Net cash provided by (used in) operating activities	(4,682,168)	221,531

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,518,491	551,156
Proceeds from maturities of securities available for sale	19,046,630	66,388,389
Proceeds from redemption of Federal Home Loan Bank stock	—	250,000
Purchase of securities available for sale	(13,155,410)	(69,645,739)
Purchase of bank owned life insurance	—	(4,000,000)
Loans made, net of principal collected	(6,581,549)	3,853,730
Purchase of loans, net of principal collected	—	4,579,584
Purchase of premises and equipment	(778,068)	(180,852)
Proceeds from sale of premises and equipment	240,354	75,000
Proceeds from sale of foreclosed real estate	91,923	190,101
Net cash provided by investing activities	1,382,371	2,061,369

Cash flows from financing activities:
Net decrease in time deposits	(21,747,213)	(247,761)
Net increase in other deposits	24,276,206	11,739,449
Net increase in other borrowed funds	208,092	1,733,566
Dividends paid	(509,427)	(507,997)
Proceeds from issuance of shares	59,111	53,862
Common stock repurchase and retirement	—	—
Net cash provided by financing activities	2,286,769	12,771,119
Net increase (decrease) in cash and cash equivalents	(1,013,028)	15,054,019
Cash and cash equivalents at beginning of period	27,300,926	31,399,756
Cash and cash equivalents at end of period	$26,287,898	$46,453,775

Supplemental information:
Interest paid on deposits and borrowings	$2,550,007	$3,866,252
Income taxes paid	407,860	181,852
Transfer of loan to foreclosed real estate	84,500	112,327

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

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 2 - NET INCOME PER SHARE

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(restated)		(restated)
Basic:
Net income	$355,140	$264,761	$662,112	$614,005
Average common shares outstanding	2,831,080	2,824,081	2,829,579	2,822,926
Basic net income per common share	$0.13	$0.09	$0.23	$0.22
Diluted:
Net income	$355,140	$264,761	$662,112	$614,005
Average common shares outstanding	2,831,080	2,824,081	2,829,579	2,822,926
Stock option adjustment	29,127	9,116	33,477	7,186
Average common shares outstanding - diluted	2,860,207	2,833,197	2,863,056	2,830,112
Diluted net income per common share	$0.12	$0.09	$0.23	$0.22

NOTE  3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On November 4, 2004, we announced the restatement of our consolidated financial statements for the period ended June 30, 2004.  The unaudited consolidated financial statements for the three and six months ended June 30, 2004 are restated to correct for the following errors:

Interest income, noninterest income, and noninterest expense

During the six months ended June 30, 2004, we overstated noninterest income due to recording and accruing certain fees and gains on sales of loans.  The fees represent the points paid by the purchasers of the loans.  During the three months ended June 30, 2004, we understated certain marketing expenses. Certain fees collected by the Company’s mortgage subsidiary were misclassified as interest income instead of mortgage banking fees and gains, and certain costs associated with the mortgage subsidiary were misclassified as salary expense instead of reducing the mortgage subsidiary’s fees and gains.  The fees misclassified represent the points paid by the purchasers of the loans and the costs misclassified represent the time spent by employees and other costs incurred to originate the loans that would not have been incurred but for the loans originated and settled.  The misclassifications had no effect on net income.

Income taxes

The provision for income taxes has been revised to reflect the impact of the errors listed above.  The annual effective tax rate was applied to the as restated income before income taxes, resulting in a decrease to the provision for income taxes.

The net effect of these errors for the three months ended June 30, 2004 is to decrease interest income by $313,351, to decrease noninterest income by $409,080, to decrease noninterest expense by $403,609, and to decrease the provision for income taxes by $123,129.

The following table summarizes the effects of the errors for the three months ended June 30, 2004:

	As originally Stated	Adjustment	As Restated

Interest income	$4,124,819	$(313,351)	$3,811,468
Interest expense	(1,275,781)	—	(1,275,781)
Noninterest income	2,564,886	(409,080)	2,155,806
Noninterest expenses	(4,570,715)	403,609	(4,167,106)
Income before income taxes	843,209	(318,822)	524,387
Income tax expense	(292,376)	123,129	(169,247)
Net income	$550,833	$(195,693)	$355,140

Net income per share – basic	$0.19	$(0.06)	$0.13
Net income per share – diluted	$0.19	$(0.07)	$0.12

The net effect of these errors for the six months ended June 30, 2004 is to decrease interest income by $454,737, to decrease noninterest income by $599,988, to decrease noninterest expense by $453,962, and to decrease the provision for income taxes by $232,015.

The following table summarizes the effects of the errors for the six months ended June 30, 2004:

Interest income	$8,056,345	$(454,737)	$7,601,608
Interest expense	(2,552,581)	—	(2,552,581)
Noninterest income	4,826,308	(599,988)	4,226,320
Noninterest expenses	(8,792,760)	453,962	(8,338,798)
Income before income taxes	1,537,312	(600,763)	936,549
Income tax expense	(506,452)	232,015	(274,437)
Net income	$1,030,860	$(368,748)	$662,112

Net income per share – basic	$0.36	$(0.13)	$0.23
Net income per share – diluted	$0.36	$(0.13)	$0.23

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

NOTE 5 - RETIREMENT PLANS

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 4.    CONTROLS AND PROCEDURES

Overview

As more fully described in the Explanatory Note to this Amendment No. 2, due to errors in accounting for certain fees and costs of the Company’s mortgage subsidiary, CMSI, and the under-accrual of certain marketing expenses, the Company restated its consolidated financial statements for the period ended June 30, 2004.

Subsequent to such restatement, management has continued to monitor the operations of CMSI and to evaluate and analyze the Company’s internal controls over financial reporting relating to the operations of CMSI, as well as the Company’s disclosure controls and procedures, with the assistance of the Company’s independent registered public accounting firm and under the supervision of the Audit Committee of its Board of Directors.  As a result of this continued monitoring, evaluation and analysis, management has now concluded that the deficiencies in our internal controls relating to the accounting for mortgage banking fees and gains of CMSI and marketing expenses which existed were significant, and collectively constituted a material weakness in the Company’s internal controls.

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

•                  Established additional procedures to insure that all balance sheet accounts which were affected by the accounting errors described above are reconciled in a timely manner.

In light of the information and conclusions described above, the Company (a) conducted a further evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Amendment No. 2 to Quarterly Report on Form 10-Q/A and (b) further evaluated (in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act) whether any change in the Company’s internal control over financial reporting occurred during the period ended June 30, 2004 which materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These further evaluations were done under the supervision and with the participation of management, including our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Based upon their prior evaluations of the effectiveness of the Company disclosure controls and procedures as of June 30, 2004, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective at that time.  However, based upon the Company’s further evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Amendment No. 2 to our Quarterly Report on Form 10-Q/A, in light of the information and conclusions described above, our principal executive officer and our principal financial officer have now concluded, that because of the deficiencies described above, the Company’s disclosure controls and procedures were not effective.

Evaluation of Internal Controls and Procedures

Based upon the further evaluation of the effectiveness of our internal controls over financial reporting during the period covered by this Amendment No. 2 to Quarterly Report on Form 10-Q/A, other than the internal control issues relating to our mortgage banking subsidiary and our accounting for marketing expenses, and the corresponding corrective actions described above, there have been no changes to our internal controls and procedures during the period covered by this Amendment No. 2 to Quarterly Report on Form 10-Q/A that have, or are reasonably likely to have, a material effect on the Company’s internal control over financial reporting.

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