Form 10-Q
period 2005-09-30
CARROLLTON BANCORP
filed 2005-11-08
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from________________to_______________

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
2,809,699 common shares outstanding at November 8, 2005

CARROLLTON BANCORP

PART  I

ITEM 1.    FINANCIAL STATEMENTS
CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$23,745,893	$19,341,463
Federal funds sold and Federal Home Loan Bank deposit	13,736,928	14,851,081
Cash and cash equivalents	37,482,821	34,192,544
Federal Home Loan Bank stock, at cost	2,656,600	2,622,900
Investment securities:
Available for sale	32,589,334	42,488,492
Held to maturity (fair value of $12,859,098 in 2005)	12,902,797
Loans held for sale	19,636,693	10,219,729
Loans, less allowance for loan losses of $3,441,174 in 2005 and $3,485,076 in 2004	233,363,540	216,241,218
Premises and equipment	5,784,011	5,416,934
Accrued interest receivable	1,434,263	1,295,719
Prepaid income taxes	—	194,611
Bank owned life insurance	4,082,422	4,052,648
Other assets	2,000,124	2,398,337

	$351,932,605	$319,123,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$60,044,076	$53,739,771
Interest-bearing	199,350,518	172,106,374
Total deposits	259,394,594	225,846,145
Federal funds purchased and securities sold under agreement to repurchase	8,743,927	10,183,951
Notes payable - U.S. Treasury	1,954,812	1,984,714
Advances from the Federal Home Loan Bank	45,000,000	45,000,000
Accrued interest payable	580,508	493,179
Deferred income taxes	75,930	200,762
Other liabilities	1,635,636	1,199,101
	317,385,407	284,907,852

SHAREHOLDERS’ EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,809,269 in 2005 and 2,834,823 in 2004	2,809,269	2,834,823
Surplus	18,402,007	18,774,448
Retained earnings	11,472,921	10,239,356
Accumulated other comprehensive income	1,863,001	2,366,653
	34,547,198	34,215,280

	$351,932,605	$319,123,132

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$4,334,536	$3,419,364	$12,178,519	$9,999,783
Investment securities:
Taxable	330,195	331,139	805,890	1,099,758
Nontaxable	39,738	45,605	122,041	144,271
Dividends	53,102	49,700	185,247	154,912
Federal funds sold and interest-bearing deposits with other banks	199,984	21,298	452,960	69,990

Total interest income	4,957,555	3,867,106	13,744,657	11,468,714

Interest expense:
Deposits	1,078,489	513,173	2,759,854	1,493,210
Borrowings	859,037	804,161	2,499,830	2,376,705

Total interest expense	1,937,526	1,317,334	5,259,684	3,869,915

Net interest income	3,020,029	2,549,772	8,484,973	7,598,799
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	3,020,029	2,549,772	8,484,973	7,598,799

Noninterest income:
Electronic Banking	1,294,859	1,216,769	3,926,285	3,593,405
Mortgage-banking fees and gains	782,525	408,427	1,998,016	1,143,087
Service charges on deposit accounts	292,907	245,388	788,947	707,084
Brokerage commissions	139,684	138,852	516,032	490,053
Other fees and commissions	105,260	182,316	290,675	368,633
Security gains, net	766,772	—	839,859	115,810

Total noninterest income	3,382,007	2,191,752	8,359,814	6,418,072

Noninterest expenses:
Salaries	1,953,225	1,840,687	5,553,755	5,117,738
Employee benefits	268,741	448,430	1,027,449	1,322,153
Occupancy	492,574	407,340	1,394,496	1,192,079
Furniture and equipment	313,216	438,096	887,950	1,319,685
Impairment of ATM network	407,000	—	407,000	—
Other operating expenses	1,301,742	1,406,345	4,268,499	3,928,041

Total noninterest expenses	4,736,498	4,540,898	13,539,149	12,879,696

Income before income taxes	1,665,538	200,626	3,305,638	1,137,175
Income tax provision	629,609	51,744	1,222,781	326,181

Net income	$1,035,929	$148,882	$2,082,857	$810,994

Net income per common share - basic	$0.37	$0.05	$0.73	$0.29

Net income per common share - diluted	$0.37	$0.05	$0.73	$0.28

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005 and 2004 (unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income

Balances at December 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net income	—	—	810,994	—	$810,994
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(140,021)	(140,021)

Comprehensive income					$670,973

Shares acquired and cancelled	(2,100)	(30,555)	—	—

Stock options exercised	8,005	92,322	—	—

Cash dividends, $0.28	—	—	(793,034)	—
Balances at September 30, 2004	$2,833,983	$18,744,154	$10,445,385	$2,046,971

Balances at December 31, 2004	$2,834,823	$18,774,448	$10,239,356	$2,366,653
Net income	—	—	2,082,857	—	$2,082,857
Changes in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	(503,652)	(503,652)

Comprehensive income					$1,579,205

Shares acquired and cancelled	(42,500)	(556,750)	—	—

Stock options exercised	16,946	184,309	—	—

Cash dividends, $0.30	—	—	(849,292)	—
Balances at September 30, 2005	$2,809,269	$18,402,007	$11,472,921	$1,863,001

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,082,857	$810,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	—
Depreciation and amortization	690,141	1,075,205
Deferred income taxes	192,063	52,169
Amortization of premiums and discounts	74,765	186,917
Gains on disposal of securities	(839,859)	(115,810)
Loans held for sale made, net of principal sold	(9,004,472)	(4,986,471)
Gain on sale of loans held for sale	(412,492)	(1,143,087)
Impairment of ATM network	407,000	—
Gains on sale of premises and equipment	—	(19,048)
Losses on sale of foreclosed real estate	—	11,548
Write-down of foreclosed real estate	—	25,577
(Increase) decrease in:
Accrued interest receivable	(138,547)	107,662
Prepaid income taxes	194,611	(285,140)
Cash surrender value for bank owned life insurance	(29,774)	(82,822)
Other assets	229,906	(157,013)
Increase (decrease) in:
Accrued interest payable	87,329	18,507
Other liabilities	105,465	(167,373)
Net cash (used in) operating activities	(6,361,007)	(4,668,185)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	3,346,299	2,518,491
Proceeds from maturities of securities available for sale	8,245,637	24,132,903
Purchase of Federal Home Loan Bank stock	(33,700)	—
Purchase of securities available for sale	(1,748,240)	(13,155,410)
Purchase of securities held to maturity	(12,902,788)	—
Loans made, net of principal collected	(17,122,322)	(11,797,903)
Purchase of premises and equipment	(975,652)	(946,165)
Proceeds from sale of premises and equipment	10,815	240,354
Proceeds from sale of foreclosed real estate	—	147,376
Net cash (used in) provided by investing activities	(21,179,951)	1,139,646

Cash flows from financing activities:
Net increase (decrease) in time deposits	11,489,660	(2,813,122)
Net increase in other deposits	22,058,788	10,621,651
Net increase (decrease) in other borrowed funds	(1,469,926)	(3,365,058)
Dividends paid	(849,292)	(793,034)
Proceeds from issuance of shares	201,255	100,327
Common stock repurchase and retirement	(599,250)	(32,655)
Net cash provided by financing activities	30,831,235	3,718,109
Cash and cash equivalents	3,290,277	189,570
Cash and cash equivalents at beginning of period	34,192,544	27,300,926
Cash and cash equivalents at end of period	$37,482,821	$27,490,496

Supplemental information:
Interest paid on deposits and borrowings	$5,172,355	$3,851,408
Income taxes paid	1,153,002	647,252
Transfer of loan to foreclosed real estate	—	84,500

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine months ended September 30, 2005 and 2004 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements prepared for the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K.

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

The consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

NOTE 2 - NET INCOME PER SHARE

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic:
Net income	$1,035,929	$148,882	$2,082,857	$810,994
Average common shares outstanding	2,811,099	2,834,036	2,833,880	2,831,076
Basic net income per common share	$0.37	$0.05	$0.73	$0.29
Diluted:
Net income	$1,035,929	$148,882	$2,082,857	$810,994
Average common shares outstanding	2,811,099	2,834,036	2,833,880	2,831,076
Stock option adjustment	14,929	23,773	14,642	29,370
Average common shares outstanding - diluted	2,826,028	2,857,809	2,848,522	2,860,446
Diluted net income per common share	$0.37	$0.05	$0.73	$0.28

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

	September 30, 2005	December 31, 2004
Loan commitments	$24,136,000	$32,152,000
Unused lines of credit	$111,533,000	$87,755,000
Letters of credit	$2,377,000	$2,910,000

NOTE 4 - STOCK OPTIONS

At September 30, 2005, the Company had options outstanding under the 1998 Stock Option Plan.  In 2004, the shareholders approved increasing the number of shares available for grant under the Plan from 210,000 shares to 300,000 shares.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods indicated.

	Nine months ended September 30
	2005	2004
Net Income, as reported	$2,082,857	$810,944
Less pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(18,288)	(12,020)
Pro forma net income	$2,064,569	$798,924

Net income per share:
Basic - as reported	$0.73	$0.29
Basic - pro forma	$0.73	$0.28
Diluted - as reported	$0.73	$0.28
Diluted - pro forma	$0.72	$0.28

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

The net periodic benefit cost for the Plan for the nine months ended September 30, 2004 was as follows:

2004
Service cost	$396,306
Interest cost	409,283
Expected return on plan assets	(434,022)
Net amortization and deferral	79,142
Net periodic benefit cost	$450,709

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements included or incorporated by reference in this Quarterly Report on form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,”“expects,”“intends,”“plans,”“believes,”“estimates,” and similar expressions also identify forward-looking statements.  The forward-looking statements are based on the Company’s current intent, belief, and expectations.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of the Company’s plans, strategies, objectives, intentions, including, among other statements, statements involving the Company’s projected loan and deposit growth, collateral values, collectibility of loans, anticipated changes in noninterest income, payroll and branching expenses, branch office and product expansion of the Company and its subsidiary, and liquidity and capital levels.

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

The Bank also operates a network of ATMs in Maryland, Virginia, and West Virginia and sponsors national retailers who accept ATM cards for purchases in various electronic networks. Wal-Mart terminated the agreement for the Bank to provide ATM’s at Wal-Mart, Sam’s Club, and Wal-Mart Supercenters in Maryland, Virginia and West Virginia. The effective date of the termination will be January 22, 2006.

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold.

Net income increased 157% for the nine months ended September 30, 2005 compared to the same period in 2004. The earnings for the nine months ended September 30, 2005 include gains of $840,000 from the sale of equity securities and the write down and cost of disposal of ATMs totaling $407,000 related to the termination of the Wal-Mart agreement. Wal-Mart terminated the agreement for Carrollton Bank to provide automated teller machines (ATMs) at Wal-Mart, Sam’s Club and Wal-Mart Supercenters in Maryland, Virginia, and West Virginia. To illustrate the impact on earnings from these two items (using a non-GAAP financial measure), net income for the first nine months of 2005 excluding the gains on the sales of securities and the write down and cost of disposal of the ATMs, as described above, would have been $1.8 million or $0.64 per diluted share, an increase of 147%, compared to net income of $728,000 excluding the gains on the sale of securities for the first nine months of 2004.  The Company is asset sensitive and as a result of the increasing interest rate environment of 2005 and the increase in interest earning assets of $46.2 million from September 30, 2004 to September 30, 2005, net interest income increased 12% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  Noninterest income excluding the gains on the sales of securities of $840,000 in 2005 and $116,000 in 2004, increased over 19% compared to the same period in 2004.

The Company opened its newest retail branch in Bel Air, Maryland in January 2005.  As of September 30, 2005, that branch has attracted $5.4 million in deposits.

Based upon current earnings and encouraging prospects for future earnings, the Company paid dividends of $.10 per share to shareholders during the first, second, and third quarters of 2005.

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

FINANCIAL CONDITION

Changes in Financial Condition

Summary

Total assets increased $32.8 million to $351.9 million at September 30, 2005 compared to $319.1 million at December 31, 2004. Gross loans, including loans held for sale, increased by $26.5 million or 11.5% to $256.4 million compared to December 31, 2004. The increase in gross loans was due primarily to an increase in commercial loans of $22.0 million or 15% and loans held for sale of $9.4 million or 92%. Total deposits increased $33.5 million or 15% to $259.4 million led by increases in certificates of deposit of $18.9 million or 27% while money market accounts increased $13.1 million or 42%.

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

Investment securities increased $2.9 million to $45.4 million at September 30, 2005 from $42.5 million at December 31, 2004.  The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

Loans held for sale increased $9.4 million from December 31, 2004 to September 30, 2005 due to increased origination activity during the first nine months of 2005. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual basis.

Loans

Loans increased $17.2 million or 8% to $233.4 million at September 30, 2005 from $216.2 million at December 31, 2004. The increase was due to growth in commercial real estate and small business lending.

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

The following table provides information concerning non-performing assets and past due loans:

	September 30, 2005	December 31, 2004	September 30, 2004
Nonaccrual loans	$1,292,501	$615,394	$624,627
Restructured loans	—	455,864	463,873
Foreclosed real estate	—	—	—

Total nonperforming assets	$1,292,501	$1,071,258	$1,088,500

Accruing loans past-due 90 days or more	$439,011	$1,567,919	$1,901,646

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

For the nine months ended September 30, 2005 and the year ended December 31, 2004, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date.  The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes.  The general allowance will fluctuate with changes in the mix of the Company’s loan portfolio, economic conditions, or specific industry conditions.  The requirements of the Company’s federal regulators are a consideration in determining the required total allowance.

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

The allowance for loan losses was $3.4 million at September 30, 2005, which was 0.34% of loans compared to $3.5 million at December 31, 2004, which was 1.59% of loans.  During the first nine months of 2005, the Company experienced recoveries of $154,000 to bring total net charge-offs for the first nine months of 2005 to $44,000.  The ratio of net loan losses to average loans outstanding decreased to 0.02% for the nine months ended September 30, 2005 from 0.08% for the year ended December 31, 2004. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased to 0.55% as of September 30, 2005 compared to 0.49% at December 31, 2004.

The following table shows the activity in the allowance for loan losses:

	Nine months Ended September 30,		Year Ended December 31,
	2005	2004	2004
Allowance for loan losses - beginning of period	$3,485,076	$3,648,245	$3,648,245

Provision for loan losses	—	—	—
Charge-offs	(197,719)	(123,726	(277,122)
Recoveries	153,817	96,475	113,953

Allowance for loan losses - end of period	$3,441,174	$3,620,994	$3,485,076

Funding Sources

Total deposits increased by $33.5 million to $259.4 million as of September 30, 2005 from $225.8 million as of December 31, 2004. Interest-bearing accounts increased by $27.2 million and noninterest-bearing accounts increased by $6.3 million.

Borrowings

Advances from the Federal Home Loan Bank (FHLB) remain at $45.0 million. Total borrowings decreased to $55.7 million at September 30, 2005 compared to $57.2 million at the end of 2004.

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

The following table summarizes the Company’s capital ratios:

	September 30, 2005	December 31, 2004	Minimum Regulatory Requirements	To Be Well Capitalized

Risk-based capital ratios:
Tier 1 capital	11.70%	11.52%	4.00%	6.00%
Total capital	13.44	12.74	8.00	10.00

Tier 1 leverage ratio	8.90	9.41	4.00	5.00

As of September 30, 2005 and December 31, 2004, the Company is considered well capitalized.  Management knows of no conditions or events that would change this classification.

RESULTS OF OPERATIONS

Summary

Carrollton Bancorp reported net income for the first nine months of 2005 of $2.1 million or $0.73 per diluted share.  For the same period of 2004, net income amounted to $811,000, or $0.28 per diluted share.

The earnings for the nine months ended September 30, 2005 include gains of $840,000 from the sale of equity securities and the write down and cost of disposal of ATMs totaling $407,000 related to the termination of the Wal-Mart agreement. Wal-Mart terminated the agreement for Carrollton Bank to provide automated teller machines (ATMs) at Wal-Mart, Sam’s Club and Wal-Mart Supercenters in Maryland, Virginia, and West Virginia. To illustrate the impact on earnings from these two items (using a non-GAAP financial measure), net income for the first nine months of 2005 excluding the gains on the sales of securities and the write down and cost of disposal of the ATMs, as described above, would have been $1.8 million or $0.64 per diluted share, an increase of 147%, compared to net income of $728,000 excluding the gains on the sale of securities for the first nine months of 2004.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the nine months ended September 30, 2005 was 0.83% compared to 0.36% for the corresponding period in 2004. Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income.  Return on average equity for the nine months ended September 30, 2005 was 8.06% compared to 3.16% for the corresponding period in 2004.

Interest and fee income on loans increased 22% for the nine months ended September 30, 2005 as a result of loan growth, with total interest income increasing 20%. Net interest income increased 12% for the nine months ended September 30, 2005 due to average earning assets increasing 11%.  Noninterest income, excluding gains/losses on security sales, increased 19% for the nine month period ended September 30, 2005 compared to same period in 2004. Noninterest expenses increased 5% for the nine months ended September 30, 2005 compared to the same period in 2004. Excluding the write down and cost of disposal of ATM’s totaling $407,000 related to the termination of the Wal-Mart agreement, noninterest expenses increased 2%.

Net Interest Income

Net interest income for the nine months ended September 30, 2005 was $8.5 million compared to $7.6 million for the same period in 2004, representing a 12% increase. The increase in net interest income was due primarily to the $29.2 million or 11% increase in average interest earning assets. The yield on average earning assets increased from 5.73% for the nine months ended September 30, 2004 to 6.16% for the nine months ended September 30, 2005.

Interest income on loans increased 22% for the nine months ended September 30, 2005 due to the growth in the loan portfolio.  The yield on loans increased to 6.76% for the nine months ended September 30, 2005 compared to 6.44% for the same period in 2004. The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

Interest income from investment securities and overnight investments was $1.1 million for the nine months ended September 30, 2005, compared to $1.4 million for the nine months ended September 30, 2004, representing a 20% decrease.  The average investment portfolio decreased $15.0 million or 27% for the nine months and the overall yield on investments increased from 3.75% for the nine months ended September 30, 2004 to 4.08% for the same period in 2005. The yield on Federal Funds Sold and the FHLB deposit increased to 3.08% for the nine months ended September 30, 2005, compared to 1.07% for the same period in 2004.

Interest expense increased $1.4 million to $5.3 million for the first nine months of 2005 from $3.9 million for the first nine months of 2004.  The increase in interest expense was due to a $24.7 million increase in average interest-bearing liabilities and the cost of interest-bearing liabilities increased to 2.91% for the nine months ended September 30, 2005 compared to 2.38% for the same period in 2004.

The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Nine Months Ended September 30, 2005
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and Federal Home Loan Bank deposit	$19,590,600	$452,960	3.08%
Federal Home Loan Bank stock	2,645,729	79,069	3.98
Investment securities (a)	36,858,837	1,126,609	4.08
Loans, net of unearned income: (a)
Demand and time	63,428,951	3,287,230	6.91
Residential mortgage (b)	73,949,279	3,304,762	5.96
Commercial mortgage and construction	97,971,991	5,267,818	7.17
Installment	1,882,678	147,320	10.43
Lease financing	3,233,944	179,471	7.40
Total loans	240,466,843	12,186,601	6.76
Total interest-earning assets	299,562,009	13,845,239	6.16
Noninterest-earning assets:
Cash and due from banks	23,215,056
Premises and equipment	5,681,480
Other assets	7,078,831
Allowance for loan losses	(3,482,004)
Unrealized gains on available for sale securities	3,524,453
Total assets	$335,579,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$69,048,341	124,179	0.24%
Money market	38,403,521	656,676	2.28
Other time	78,121,494	1,978,999	3.38
Borrowings	55,821,504	2,499,830	5.97
	241,394,860	5,259,684	2.91
Noninterest-bearing liabilities:
Noninterest-bearing deposits	58,523,102
Other liabilities	1,197,333
Shareholders’ equity	34,464,530
Total liabilities and shareholders’ equity	$335,579,825

Net interest income		$8,585,555

Net interest spread			3.25%
Net interest margin			3.82%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b) Includes loans held for sale

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

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
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

The Company did not provide for any loan losses in the first nine months of 2005 or 2004.  Nonaccrual, restructured, and delinquent loans over 90 days to total loans declined to 0.73% at September 30, 2005 from 1.20% at December 31, 2004 and 1.42% at September 30, 2004, respectively.

Noninterest Income

Noninterest income was $8.4 million for the nine months ended September 30, 2005, an increase of $1.9 million, or 30%, compared to the corresponding period in 2004.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.  Brokerage commission increased $26,000, or 5%, during the nine months ended September 30, 2005, compared to the same period in 2004.

Electronic banking fee income increased by $333,000 for the first nine months of 2005 compared to the same period in 2004.  Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees. The Company maintains ATMs in Wal-Mart stores in Maryland, Virginia and West Virginia, as well as at its branches. The fees from these ATMs represent approximately 38% of total electronic banking revenue. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 42% of total electronic banking revenue. Fees from check cards comprise the remaining 20% of electronic banking revenue. Wal-Mart has terminated the agreement for the Company to provide ATM services at its locations in Maryland, Virginia and West Virginia with an effective date of January 22, 2006.

Mortgage-banking revenue increased by $855,000 to $2.0 million in the first nine months of 2005 from $1.1 million in 2004.  During 2004, the Company opened three mortgage-banking “net branches.” The employees of these net branches earn as salaries all revenues earned on the sale of mortgage loans less operating expenses. In addition, each net branch pays management fees to CMSI for use of its processing and underwriting staff. The net branch expenses are included in the Company’s income statement, as they are divisions of CMSI, but the net effect of the operations of the net branches on the Company’s net income is limited to the management fees paid to CMSI. The inclusion of the expenses in the financial statements has the effect of showing significant expenses related to mortgage-banking and negatively affects the Company’s efficiency ratio.

The Company realized gains on the sales of securities of $840,000 for the nine months ended September 30, 2005, compared to $116,000 for the same period in 2004. These security gains were taken to reposition the Company’s securities portfolio for funding loans.

Noninterest Expense

Noninterest expense increased $659,000 or 5% for the nine months ended September 30, 2005, compared to the same period in 2004.

Salaries, the largest component of noninterest expense, grew by $436,000, or 8%, for the nine months ended September 30, 2005.  Full time equivalent staff decreased from 169 positions at September 30, 2004 to 156 positions at September 30, 2005.  Additional staff was added in conjunction with the re-activation of CMSI in 2004 and the Bank’s newest branch, which was opened in January of 2005. In 2005, the majority of the staff decrease was due to restructuring at CMSI.

Employee benefits decreased $295,000 or 22% due primarily to freezing the Company’s defined benefit pension plan effective December 31, 2004.

Occupancy expenses were $1.4 million for the nine months ended September 30, 2005, compared to $1.2 million for the same period in 2004, which represented an increase of $202,000, or 17%.  This increase was primarily due to additional occupancy expenses associated with CMSI and with the new branch in Harford County that opened in January 2005.

Furniture and equipment expenses were $888,000 for the nine months ended September 30, 2005 compared to $1.3 million, for the same period in 2004. A significant portion of the Company’s ATM network was fully depreciated by September 30, 2004, which significantly reduced depreciation expense.

Other operating expenses increased $747,000, or 19% for the nine months ended September 30, 2005.  This increase was primarily due to the $407,000 write down and costs of disposal of ATM’s related to the termination of the Wal-Mart agreement, and an increase in legal fees and in operating expenses incurred in the operations of CMSI.

Income Taxes

For the nine month period ended September 30, 2005, the Company’s effective tax rate was 37.0%, compared to 28.7% for the same period in 2004. During the nine months ended September 30, 2005, the Company redeemed its bank owned life insurance policies and converted to a new policy. The income tax provision includes the tax expense associated with the redemption.  Also, municipal bond portfolio securities matured or were sold to fund loan growth during 2004.  Municipal bonds are exempt from federal income taxes.

Results of Operations - Third Quarter 2005 and 2004

Third quarter net income of $1.0 million ($0.37 per share-diluted) in 2005 was $887,000 or 596% above net income of $149,000 ($0.05 per share-diluted) for the same quarter of 2004.  Annualized returns on average equity for these periods were 11.96% in 2005 versus 1.73% in 2004. The earnings for the third quarter include a gain of $767,000 from the sale of equity securities and the write down and cost of disposal of ATMs totaling $407,000 related to the termination of the Company’s agreement with Wal-Mart to provide ATMs at Wal-Mart, Sam’s Club and Wal-Mart Supercenters in Maryland, Virginia, and West Virginia. To illustrate the impact on earnings from these two items, using a non-GAAP financial measure, net income for the third quarter of 2005 excluding the gains on the sales of securities and the write down and cost of disposal of the ATMs, as described above, would have been $812,000 or $0.29 per diluted share compared to $149,000 or $.05 per diluted share for the third quarter of 2004, representing an increase of 445%.

Third quarter net interest income was $3.0 million in 2005, an increase of 18% from $2.5 million in 2004.  The increase in net interest income was due mainly to a $28.4 million increase in average earning assets, primarily commercial loans and an increase in the Company’s net interest margin to 3.91% for the quarter ended September 30, 2005 from 3.83% in the comparable quarter in 2004.

Noninterest income continues to be a large contributor to the Company’s profitability.  The majority of the Company’s noninterest income is derived from two sources: the Bank’s Electronic Banking Division and Carrollton Mortgage Services, Inc. (CMSI) a subsidiary of Carrollton Bank.  Noninterest income increased 54% or $1.2 million to $3.4 million in the third quarter of 2005 compared to the third quarter of 2004.  This increase was due primarily to the $767,000 gain on the sale of securities and a 92% or $374,000 increase in the fees and commissions earned by CMSI.

Noninterest expenses were $4.7 million in the third quarter of 2005 compared to $4.5 million in 2004, an increase of $196,000 or 4%.  The increase was due to the opening of a new branch in the North Bel Air area of Harford County, the expansion of the mortgage banking operations of CMSI and the write off of the net book value of the upgrades to the ATM’s and the cost of disposal totaling $407,000 included in other operating expenses.  The higher advertising, salaries, and occupancy expenses were offset by a decrease in employee benefits due to freezing the defined benefit pension plan effective December 31, 2004 and a decrease in furniture and equipment expense due to the original cost of the ATM network being fully depreciated in 2004.

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

The Company’s liquidity is derived primarily from its deposit base and equity capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Liquid assets totaled $64.1 million or 18% of total assets at September 30, 2005.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $135.7 million at September 30, 2005.  Of this total, management places a high probability of required funding within one year on approximately $80.0 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

The Company also has external sources of funds, which can be drawn upon when required.  The main source of external liquidity is a line of credit totaling $84.0 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) of which $45.0 million was outstanding at September 30, 2005.  Additionally, the Company has available unsecured federal funds lines of credit of $10.0 million and secured federal funds lines of credit of $10.0 million with other institutions.  There was no balance outstanding under these lines at September 30, 2005.  The lines bear interest at the current federal funds rate of the correspondent bank.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2005, the Company is in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first nine months of 2005 or 2004.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

On October 27, 2005, the Board of Directors of the Company declared a $0.10 per share cash dividend to common shareholders of record on November 11, 2005, payable December 1, 2005.

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

(b)
Reports on Form 8-K
On September 28, 2005, the Company announced that effective January 22, 2006, Wal-Mart Stores, Inc. terminated the agreement for its subsidiary Carrollton Bank to provide automated teller machines at Wal-Mart, Sam’s Club and Wal-Mart Supercenters in Maryland, Virginia, and West Virginia.

On October 28, 2005, the Company announced a 596% increase in third quarter net income and a $0.10 quarterly dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	November 8, 2005	/s/ Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	November 8, 2005	/s/ James M. Uveges

James M. Uveges
Senior Vice President and Chief Financial Officer