Form 10-K
period 2005-12-31
CARROLLTON BANCORP
filed 2006-03-24
CIK 859222

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2005

Commission file number: 0-23090

Carrollton Bancorp

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-1660951 (I.R.S. Employer Identification No.)
344 N. Charles St. Baltimore, MD (Address of principal executive offices)	21201 (Zip Code)
(410) 536-4600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock,
par value $1.00 per share

(Title of class)

   Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

   Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

   Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

   The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant on December 31, 2005 was $42,145,470. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant's most recently completed fourth fiscal quarter. As of December 31, 2005, the last known sale price was $15.00 per share.

   On March 1, 2006, 2,813,268 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The Company's Proxy Statement for Annual Meeting of Shareholders to be held on April 18, 2006, is incorporated by reference in this Form 10-K in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14.

TABLE OF CONTENTS

PART I
Item 1—	Business
Item 1A—	Risk Factors
Item 2—	Properties
Item 3—	Legal Proceedings
Item 4—	Submission of Matters to a Vote of Security Holders
PART II
Item 5—	Market for Registrant's Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities
Item 6—	Selected Financial Data
Item 7—	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A—	Quantitative and Qualitative Disclosures About Market Risk
Item 8—	Financial Statements and Supplementary Data
Item 9—	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A—	Controls and Procedures
Item 9B—	Other Information
PART III
Item 10—	Directors and Executive Officers of the Registrant
Item 11—	Executive Compensation
Item 12—	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13—	Certain Relationships and Related Transactions
Item 14—	Principal Accounting Fees and Services
PART IV
Item 15—	Exhibits and Financial Statement Schedules
Signatures

FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as "anticipates," "expects," "plans", "believes," "estimates" and similar expressions also identify forward-looking statements. The forward-looking statements are based on Carrollton Bancorp's current intent, belief and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to:

   Part I. Item 3. Legal Proceedings:

  Statement regarding the impact on the Company of routine legal proceeding.

   Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

  Statements regarding loan growth in real estate development and construction and commercial loan portfolios in 2006.

  Statement regarding 2006 certificate of deposit pricing strategy.

  Statement regarding challenges facing management in terms of interest rates, growth in net interest income and overall management of the net interest margin.

  Statements regarding volatility in mortgage refinancing activity.

   Part III. Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

  Statements regarding the Company's ability to limit exposure to interest rate risk.

  Statements regarding factors that influence demand for real estate loans.

  Statements regarding future revenue improvements.

  Statements regarding the sufficiency of the Company's allowance for loan losses.

   Part IV. Item 8. Note 3. Investments:

  Statement regarding anticipated changes in the fair value of securities in relation to market rates.

   These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore/ Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company's filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Carrollton Bancorp undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results.

PART I

ITEM 1: BUSINESS

   General. – Carrollton Bancorp (the "Company"), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was organized on January 11, 1990, and is headquartered in Baltimore, Maryland. Carrollton Bank (the "Bank") is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business and, as of December 31, 2005, had a total of eleven branch locations in Maryland with two branch locations in Baltimore City; three branch locations in Anne Arundel County; and five branches in Baltimore County. The Company's eleventh branch opened in Harford County in January 2005. The Bank's wholly owned subsidiaries are Carrollton Mortgage Services, Inc. ("CMSI"), which is used primarily to originate and sell residential mortgage loans and Carrollton Financial Services, Inc. ("CFS"), which provides brokerage services. Carrollton Community Development Corporation ("CCDC") is a 96.4% owned subsidiary of the Bank which promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Metropolitan Baltimore area.

   The Bank also operated a network of ATMs in Maryland, Virginia, and West Virginia and sponsors national retailers who accept ATM cards for purchases in various electronic networks. On September 22, 2005, Wal-Mart notified the Bank of its intention to terminate the agreement for the Bank to provide ATM's at Wal-Mart, Sam's Club, and Wal-Mart Supercenters in Maryland, Virginia, and West Virginia. The effective date of the termination was January 22, 2006.

   The Bank is an independent, community bank that seeks to provide personal attention and professional financial services to its customers while offering virtually all of the banking services of larger competitors. Our customers are primarily individuals and small and medium-sized businesses. The Bank's business philosophy includes offering informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently applied credit policies.

   The executive offices of the Company and the principal office of the Bank are located at 344 North Charles Street, Baltimore, Maryland 21201, telephone number (410) 536-4600. The Company files quarterly and annual reports with the Securities and Exchange Commission ("SEC") on forms 10-Q and 10-K, respectively, proxy materials on Schedule 14A and current reports on Form 8-K. The Company makes available, free of charge, all of these reports, as well as any amendments, through the Company's Internet site as soon as is reasonably practicable after they are filed electronically with the SEC. The address of that site is http://www.carrolltonbank.com. To access the SEC reports, click on "Insider Transactions—SEC Filings"—"SEC Filings". The SEC also maintains an internet site that contains reports, proxy materials and information statements at http://sec.gov. In addition, the Company will provide paper copies of filings free of charge upon written request.

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

  •
  Loans guaranteed by the United States Small Business Administration.

  •
  Money market deposits, demand deposits, NOW accounts, savings accounts and certificates of deposit.

  •
  Internet banking including electronic bill payment

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

   Lending Activities. – The Bank makes various types of loans to borrowers based on, among other things, an evaluation of the borrowers' net asset value, cash flow, security and ability to repay. Loans to consumers include home mortgage loans, home equity lines of credit, home improvement loans, overdraft lines of credit, and installment loans for automobiles, boats and recreational vehicles. The Bank also makes loans secured by deposit accounts and common stocks. The Bank's commercial loan product line includes commercial mortgage loans, time and demand loans, lines and letters of credit, and acquisition, development and construction financing. The Notes to the Consolidated Financial Statements contained in Part II, Item 8 report the classification by type of loan for the whole portfolio.

   First and second residential mortgage loans, made principally through the Bank's subsidiary, CMSI, enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value ratio greater then 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used. The Bank experienced no losses on residential mortgage loans and recoveries of $14,874 in 2005. The Bank experienced losses of $746 and recoveries of $8,087 in 2004. The Bank experienced losses of $8,709 and recoveries of $0 in 2003. There were no residential mortgage loans delinquent more than 90 days at December 31, 2005. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

   Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced losses on home equity loans of $0 and recoveries of $7,700 during 2005. The Bank experienced losses on home equity loans during 2004 of $7,000 and recoveries of $0. The Bank experienced losses on home equity loans during 2003 of $8,189 and recoveries of $0. There were $242,000 of home equity loans delinquent more than 90 days at December 31, 2005. There are no discernible delinquency or loss trends relating to home equity loans known to management.

   Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 115% coverage of the business debt service, and for income-producing property to be self-supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. The repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business. The Bank experienced no losses on commercial mortgage loans during 2005, 2004, and 2003, respectively. There were $1.1 million of commercial mortgage loans past due more than 90 days at December 31, 2005. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

   Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank typically will finance 70% to 80% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses or recoveries on construction and land development loans during 2005, 2004, or 2003. There were no construction and land development loans past due more than 90 days at December 31, 2005. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

   Demand and time loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had losses of $123,578 and recoveries of $130,904 on time demand and loans in 2005. The Bank had losses of $192,440 and recoveries of $67,111 on demand and time loans in 2004. The Bank had losses of $200,173 and recoveries of $58,034 on demand and time loans in 2003. There were no demand and time and line of credit loans delinquent more than 90 days at December 31, 2005. There are no discernible delinquency or loss trends relating to demand and time loans or lines of credit known to management.

   Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. The Bank makes unsecured home improvement loans to a maximum amount of $15,000. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the debt-to-income ratio requirement helps determine the borrower's current ability to repay the loan. The Bank had charge-offs of home improvement loans of $0, $10,020, and $3,170, in 2005, 2004 and 2003, respectively. There were recoveries of $0, $14,898, and $21,922, in 2005, 2004, and 2003, respectively. There were no home improvement loans delinquent more than 90 days at December 31, 2005. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

   The remainder of the consumer loan portfolio is comprised of installment loans for automobiles, boats and recreational vehicles ("RV"), overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance up to 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance up to 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had no losses on automobile loans in 2005, 2004, or 2003, and recoveries of $0, $0, and $369, in 2005, 2004 and 2003, respectively. There were no automobile or other vehicle loans past due more than 90 days at December 31, 2005. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

   Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2005, 2004, and 2003 were $1,927, $43,470, and $34,000, respectively. There were $25,000 of overdraft loans and other personal loans past due more than 90 days at December 31, 2005. There are no discernible delinquency or loss trends relating to overdraft lines and other personal loans known to management.

   Loans secured by savings accounts and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 95% of balances in savings or certificate of deposit accounts. The Bank will advance funds up to 60% of the market value of actively traded stock certificates and bonds or 50% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2005, 2004, or 2003. Recoveries on loans secured by stocks and bonds were $0, $411, and $0 in 2005, 2004, and 2003, respectively. There were no loans secured by savings accounts or stock and bond certificates past due more than

90 days at December 31, 2005. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

   The Bank is the principal originator of the loans it makes, at this time. In prior periods, residential mortgage loans and home equity loans and lines of credit were predominantly purchased from a network of brokers or other types of originators with whom the Bank did business. The Bank has sold some loans in the secondary market and therefore derives a small amount of noninterest income from serviced loans. These income amounts are not significant to the amounts of noninterest income derived from other sources.

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

   Investment Activities. – The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 13% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2006 to 2031, as well as equity securities.

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

   The Company offers Certificate of Deposit Registry Service ("CDARS") deposits to its customers. This is a program which allows customers to deposit more than would normally be covered by FDIC insurance. CDARS is a nationwide program that allows participating banks to "swap" customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank.

   In addition to traditional deposit services, the Bank offers telephone banking services, internet banking services and internet bill paying services to its customers.

   Brokerage Activities. – CFS provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2005, commission income totaled $668,000 and net income was $158,000.

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

   Employees. – As of December 31, 2005, the Bank and its subsidiaries had 157 full time equivalent employees, 31 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management believes that it has a favorable relationship with its employees.

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

THE PATRIOT ACT

   The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") requires financial institutions to develop a customer identification plan that includes procedures to:

  •
  Collect identifying information about customers opening a deposit or loan account

  •
  Verify customer identity

  •
  Maintain records of the information used to verify the customer's identity

  •
  Determine whether the customer appears on any list of suspected terrorists or terrorist organizations

Under the provisions of the PATRIOT Act, the Bank is also required from time to time to search its customer data base for the names of known or suspected terrorists as provided by the government.

   Due to the extensive regulation of the commercial banking business in the United States, the Company is particularly susceptible to changes in federal and state legislation and regulations.

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

ITEM 1A: RISK FACTORS

   The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of these risks were to occur, our business, financial condition or results of operations could be materially and adversely affected.

   We face significant competition for banking services in our primary market in which we operate. Competition in the local banking industries may limit our ability to attract and retain customers. We may face competition now and in the future from the following: other local and regional banking institutions, including larger commercial banking organizations; savings banks; credit unions; other financial institutions; and non-bank financial services companies serving the area.

   In particular, our competitors may possess greater resources that may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits, which enable them to serve the credit needs of larger customers. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in their respective market areas. If we are unable to attract and retain banking customers we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be negatively affected.

   In the past, we have expanded our operations into non-banking activities such as insurance-related products and brokerage services. We may have difficulty competing with more established providers of these products and services due to the intense competition in many of these industries. In addition, we may be unable to attract and retain non-banking customers due to a lack of market and product knowledge or other industry specific matters or an inability to attract and retain qualified, experienced employees. Our failure to attract and retain customers with respect to these non-banking activities could negatively impact our future earnings.

   Our main source of income from operations is net interest income, which is equal to the difference between the interest income received on loans, investment securities and other interest-earning assets and the interest expense incurred in connection with deposits, borrowings and other interest-bearing liabilities. As a result, our net interest income can be affected by changes in market interest rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. We have adopted asset and liability management policies to try to minimize the potential adverse effects of changes in interest rates on our net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, we cannot provide assurance that changes in interest rates will not negatively impact our operating results.

   An increase in interest rates also could have a negative impact on our business by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses. Increases in interest rates also may reduce the demand for loans and, as a result, the amount of loan and commitment fees. In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay higher rates of return, and may affect the value of our investment securities and other interest-earning assets.

   If our customers default on the repayment of their loans, our profitability could be adversely affected. A borrower's default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loans. If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to write-off the loans in whole or in part. Although we may acquire any real estate or other assets that secure the defaulted loans through foreclosure or other similar remedies, the amount owed under the defaulted loans may exceed the value of the assets acquired.

   Our management periodically makes a determination of our allowance for loan losses based on available information, including the quality of our loan portfolio, economic conditions, and the value of the underlying collateral and the level of our non-accruing loans. If our assumptions prove to be incorrect, our allowance may not be sufficient. Increases in this allowance will result in an expense for the period. If, as a result of general economic conditions or an increase in nonperforming loans, management determines that an increase in our allowance for loan losses is necessary, we may incur additional expenses.

   In addition, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses and the value we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value for these items. These adjustments could negatively impact our results of operations or financial condition.

   Because we serve primarily individuals and smaller businesses, the ability of our customers to repay their loans is impacted by the economic conditions in these areas. As of December 31, 2005, approximately 78% of our loan portfolio consisted of commercial loans, defined as commercial and industrial, municipal, multi-family, commercial real estate and construction loans. Thus, our results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

   We have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of competitive pressures, market interest rates, general economic conditions or other events, the balance of our deposits decrease relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future. Such an increased reliance on borrowings could have a negative impact on our results of operations or financial condition.

   In the course of our business, we may acquire, through foreclosure, properties securing loans that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of the affected properties. We may not have adequate remedies against the prior owners or other responsible parties and could find it difficult or impossible to sell the affected properties. The occurrence of one or more of these events could adversely affect our financial condition or operating results.

   We originate and sell mortgage loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold and lower gains on sales of mortgages can decrease our revenues and net income.

   Bank holding companies and state and federally chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Deposit Insurance Corporation, or FDIC, and the Office of the Maryland Commissioner of Financial Regulation.. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments.

   The FDIC, and state banking authorities possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct our business and obtain financing.

   Furthermore, our banking business is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates we must offer to attract deposits and the interest rates we can charge on our loans, as well as the manner in which we offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions, including our Bank.

   We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems. The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our results of operations and financial condition.

   Under regulatory capital adequacy guidelines and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of "well capitalized" under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of "well capitalized" under our regulatory framework or "well managed" under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

ITEM 2: PROPERTIES

   The Company owned the following properties, which had a book value of $3.9 million at December 31, 2005:

Location	Description

1740 East Joppa Road Towson, MD 21234	Full service branch with drive thru, Electronic Banking offices and leased office space
427 Crain Highway Glen Burnie, MD 21061	Full service branch with drive-thru
531 South Conkling Street. Baltimore, MD 21224	Full service branch with drive-thru
344 N. Charles Street Baltimore, MD 21201	Full service branch with Executive offices, Lending offices and Finance offices
Northway Shopping Center 684 Old Mill Road Millersville, MD 21108	Full service branch with drive-thru; subject to a ground lease that expires August 31, 2014, assuming the Company exercises all extension options
602 Hoagie Drive Bel Air, MD 21014	Full service branch with drive-thru and Lending offices; subject to a ground lease expiring November 30, 2044 assuming that the Company exercises all extension options.

   The Company leased the following facilities at an aggregate annual rental of $947,957 as of December 31, 2005:

Location	Description	Lease Expiration Date*

1066-70 Maiden Choice Lane Arbutus, MD 21229	Full service branch	April 30, 2006 (1)
4738 Shelbourne Road Baltimore, MD 21229	Detached drive-thru	April 30, 2006 (1)
Suites 101-103 & 120-122 1589 Sulphur Spring Road Baltimore, MD 21227	Administrative and operational offices	February 28, 2019
2637-A Old Annapolis Road Hanover, MD 21076	Full service branch	October 1, 2014
Wilkens Beltway Plaza 4658 Wilkens Avenue Baltimore, MD 21229	Limited-service branch	October 21, 2024
555 Fairmount Avenue Baltimore, MD 21286	Full service branch to be closed at the termination of the lease in April 2006	April 20, 2006
8157A Honeygo Boulevard White Marsh, MD 21236	Full service branch	December 31, 2017
2300 York Road Timonium, MD 21093	Mortgage subsidiary offices	January 14, 2010
208 Hickory Avenue Bel Air, MD 21014	Mortgage subsidiary offices	March 31, 2010
8905 Harford Road Baltimore, MD 21234	Mortgage subsidiary offices	June 30, 2006
1 Center Square, Suite 201 Hanover, PA 17331	Mortgage subsidiary offices	June 29, 2007
*
Expiration date, assuming the Company exercises all extension options.

(1)
The Company expects to sign a lease for 10 years with two five year extension options.

ITEM 3: LEGAL PROCEEDINGS

   The Company is involved in various legal actions arising from normal business activities. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operation or financial position of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2005.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

TRADING AND DIVIDENDS

   As of December 31, 2005, there were 421 shareholders of record of the Company. The Company's Common Stock has traded on the National Association of Security Dealers' Automated Quotation System ("NASDAQ") National Market Tier of The NASDAQ Stock Market under the symbol "CRRB." Currently, there are two broker-dealers who make a market in the Common Stock.

   As a depository institution whose deposits are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.

   The Company and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Company and the Bank currently comply with such capital requirements.

   Dividends declared per share on the Company's common stock were $0.40 in 2005, $0.38 in 2004, and $0.36 in 2003, representing a payout ratio of 45.97% in 2005, 121.17% in 2004, and 109.96% in 2003. The dividend payout ratio is the result of dividing the amount of dividends paid by net income.

   The Company implemented a Dividend Reinvestment Plan that provides automatic reinvestment of dividends in additional shares of Carrollton Bancorp common stock.

   During 2005, the Company repurchased and retired 42,500 shares of common stock at a price of $14.10 per share.

   The following table sets forth the high and low sales price and dividends per share of the Company's Common Stock for the periods indicated.

Period	Price Per Share				Cash Dividends Paid Per Share
	2005		2004		2005	2004
	Low	High	Low	High

4th Quarter	$14.00	$15.00	$15.70	$17.80	$0.10	$0.10
3rd Quarter	13.95	16.29	14.80	17.20	0.10	0.10
2nd Quarter	14.25	17.00	15.65	18.13	0.10	0.09
1st Quarter	14.12	17.00	17.80	18.21	0.10	0.09

   As of December 31, 2005, there were 421 common shareholders of record holding an aggregate of 2,809,698 shares. The Company believes there to be in excess of 514 beneficial owners of the Company's Common Stock.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	227,130	$14.52	25,240
Equity compensation plans not approved by security holders	—	—	—

Total	227,130	$14.52	25,240

ITEM 6: SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001

CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$19,071,379	$15,500,323	$15,935,691	$18,985,364	$23,832,624
Interest expense	7,375,083	5,321,622	6,639,734	8,692,320	12,872,355

Net interest income	11,696,296	10,178,701	9,295,957	10,293,044	10,960,269
Provision for loan losses	—	—	243,000	526,000	550,000

Net interest income after provision for loan losses	11,696,296	10,178,701	9,052,957	9,767,044	10,410,269
Noninterest income	10,718,636	8,781,151	8,268,612	7,534,802	7,156,444
Noninterest expenses	18,634,124	17,751,000	16,058,355	14,536,958	14,817,504

Income before income taxes	3,780,808	1,208,852	1,263,214	2,764,888	2,749,209
Income taxes	1,322,371	320,488	338,500	847,630	816,132

Net income	$2,458,437	$888,364	$924,714	$1,917,258	$1,933,077

CONSOLIDATED BALANCE SHEET DATA, AT YEAR END
Assets	$360,467,146	$319,123,132	$302,409,975	$324,221,615	$356,907,181
Gross loans	247,943,073	219,726,294	199,296,561	205,220,126	220,177,983
Deposits	271,626,503	225,846,145	207,056,100	230,264,108	265,528,720
Shareholders' equity	34,640,165	34,215,280	34,124,882	33,691,079	32,458,383
PER SHARE DATA: (a)
Number of shares of Common Stock outstanding, at year-end	2,809,698	2,834,823	2,828,078	2,821,757	2,836,317
Net income:
Basic	$0.87	$0.31	$0.33	$0.68	$0.68
Diluted	0.87	0.31	0.32	0.68	0.68
Cash dividends declared	0.40	0.38	0.36	0.34	0.34
Book value, at year end	12.33	12.07	12.07	11.94	11.44
Performance and capital ratios:
Return on average assets	0.72%	0.29%	0.29%	0.57%	0.52%
Return on average shareholders' equity	7.12%	2.61%	2.71%	5.70%	6.05%
Net interest margin (b)	3.89%	3.81%	3.36%	3.47%	3.32%
Average shareholders' equity to average total assets	10.13%	11.11%	10.83%	9.99%	8.52%
Year-end capital to year-end risk -weighted assets:
Tier 1	11.63%	11.52%	13.75%	13.57%	12.88%
Total	13.51%	12.74%	15.51%	15.07%	14.26%
Year-end Tier 1 leverage ratio	8.96%	9.41%	10.35%	9.54%	8.61%
Cash dividends declared to net income	45.97%	121.17%	109.96%	50.80%	50.43%
ASSETS QUALITY RATIOS:
Allowance for loan losses, at year-end to:
Gross loans	1.35%	1.59%	1.83%	1.74%	1.52%
Nonperforming, restructured and past-due loans	209.50%	132.05%	151.37%	111.68%	276.13%
Net charge-offs to average gross loans	0.06%	0.08%	0.09%	0.13%	0.10%
Nonperforming assets as a percent of period-end gross loans and foreclosed real estate	0.64%	1.20%	1.26%	1.67%	0.55%
(a)
Per share amounts and common shares outstanding have been adjusted to retroactively reflect the effect of a 5% stock dividend declared by the Board of Directors on October 24, 2002.

(b)
Net interest margin is the ratio of net interest income, determined on a fully taxable equivalent basis (a non-GAAP financial measure), to total average interest earning assets.

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

   These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore-Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company's filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today's date. The Company undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2006.

BUSINESS AND OVERVIEW

   The Company is a bank holding company headquartered in Baltimore, Maryland with one wholly-owned subsidiary, Carrollton Bank. The Bank has three subsidiaries, CMSI, and CFS, which are wholly owned, and CCDC, which is 96.4% owned.

   The Bank is engaged in a general commercial and retail banking business with eleven branch locations. CMSI is in the business of originating residential mortgage loans and has four branch locations. CFS provides brokerage services to customers and CCDC promotes, develops and improves the housing and economic conditions of people in Maryland.

   The Bank also operated a network of ATMs in Maryland, Virginia, and West Virginia and sponsors national retailers who accept ATM cards for purchases in various electronic networks. On September 22, 2005, Wal-Mart notified the Bank of its intention to terminate the agreement for the Bank to provide ATMs at Wal-Mart, Sam's Club, and Wal-Mart Supercenters in Maryland, Virginia and West Virginia. The effective date of the termination was January 22, 2006.

   During 2005, the Company experienced growth in its balance sheet, primarily due to loan growth. The Company's strategy to increase its commercial loan portfolio was successful in 2005, increasing its gross loan portfolio 12.8% over 2004. The Company's loans held for sale portfolio, which consists of residential mortgage loans originated by CMSI and held for sale, usually within 30 days of origination, increased 34.7%.

   Net income increased 177% from 2004 to 2005. The earnings for the year ended December 31, 2005 include security gains of $840,000 from the sale of equity securities, a $506,000 charge representing a penalty for the prepayment of a $5 million Federal Home Loan Bank of Atlanta (FHLBA) advance at 7.26% maturing May 24, 2010, and the write down and cost of disposal of ATMs totaling $564,000 related to the termination of the Wal-Mart agreement. Wal-Mart terminated the agreement for Carrollton Bank to provide automated teller machines (ATMs) at Wal-Mart, Sam's Club and Wal-Mart Supercenters in Maryland, Virginia and West Virginia. To illustrate the impact on earnings from these three items (using a non-GAAP financial measure), net income for 2005 excluding the gains on the sales of securities, FHLBA prepayment penalty, and the write down and cost of disposal of the ATMs, as described above, would have been $2.6 million or $0.92 per diluted share, an increase of 123%, compared to net income of $1.2 million excluding the gains on the sale of securities and the $497,000 write-down on the Federal Home Loan Mortgage Corporation stock (FHLMC) for 2004.    The Company is asset sensitive and as a result of the increasing interest rate environment of 2005 and the increase in interest earning assets of $33.7 million from 2004 to 2005, net interest income increased 15% for 2005 compared to 2004. Noninterest income excluding the gains on the sales of securities of $840,000 in 2005 and $116,000 in 2004 increased 14% compared to 2004.

   The Company opened its newest retail branch in Bel Air, Maryland in January 2005. As of December 31, 2005, that branch had attracted $8.5 million in deposits.

   Based upon current earnings and encouraging prospects for future earnings, the Company paid dividends of $.40 per share to shareholders during 2005.

RESULTS OF OPERATION

SUMMARY

   The Company reported net income for 2005 of $2.5 million or $0.87 per share, representing a 177% increase from 2004 net income of $888,000, or $0.31 per share. Core earnings (earnings before the effect of investment security transactions) for the year were $1.9 million, a 138% increase over 2004 core earnings of $1.2 million.

   The loan portfolio, including loans held for sale, increased 14.1% to $258.3 million, a result of the Company's continuing efforts to align the loan portfolio to be in line with typical commercial banks. Interest income on loans increased 23.9% due to loans increasing $31.9 million and loans repricing to higher rates.

   The deposit portfolio increased 20.3% to $271.6 million, with the majority of the growth derived from noninterest bearing deposits, money market accounts and certificates of deposit. Interest expense increased during 2005, due primarily to a $32.5 million increase in interest-bearing deposits and the yield on interest-bearing deposits increasing 80 basis points.

   Noninterest income increased 22.1% in 2005 compared to 2004, due primarily to a 625% or $724,000 increase in gains on sales of securities, an increase of 41% or $788,000 in fees and commissions earned by CMSI, a 3% or $133,000 increase in the Electronic Banking Division's revenue, and a 14% or $134,000 increase in service charges.

   Noninterest expense increased 5.0% in 2005 compared to 2004, due to the opening of a new branch in the North Bel Air area of Harford County as well as increased expenses relating to the $506,000 prepayment penalty assessed by the FHLBA for the payoff of $5.0 million in borrowings plus the write-down of the Company's ATM network of $563,000. Some of the increases in noninterest expenses were offset by a decrease in employee benefits due to freezing the defined benefit pension plan effective December 31, 2004 and by a decrease in furniture and equipment expense due to the original cost of the ATM network being fully depreciated in 2004. In 2004, the Company recognized a $497,000 impairment on FHLMC stock it owned.

   The Company reported net income for 2004 of $888,000 or $0.31 per share, representing a 4.0% decrease from 2003 net income of $925,000, or $0.33 per share. Core earnings (earnings before the effect of investment security transactions) for the year were $1.2 million, a 79.4% increase over 2003 core earnings of $626,000.

   The loan portfolio increased 10.2% during 2004 to $219.7 million, a result of the Company's continuing efforts to re-align the loan portfolio to be more in line with typical commercial banks. Interest income decreased 2.7% due to the repricing of loans to a lower rate. The deposit portfolio increased 9.1% to $225.8 million, a result of the Company's efforts to increase the noninterest-bearing deposit portfolio. In addition, the Company began offering new deposit products in 2004. Despite the increase in the deposit portfolio, interest expense decreased during 2004, due primarily to increased noninterest-bearing deposits.

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

AVERAGE BALANCES, INTEREST, AND YIELDS

	2005			2004			2003
	Average balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield

ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$19,067,206	$623,910	3.27%	$8,606,166	$116,899	1.36%	$18,044,257	$198,427	1.10%
Federal Home Loan Bank stock	2,643,019	109,616	4.15	2,261,207	80,737	3.57	2,352,030	90,075	3.83
Investment securities: (a)
U.S. government agency	20,306,719	560,887	2.76	28,566,496	674,774	2.36	39,007,166	1,170,484	3.00
State and municipal	4,027,933	264,620	6.57	4,549,377	287,890	6.33	5,064,139	323,561	6.39
Mortgage-backed securities	11,089,402	611,055	5.51	8,747,456	479,546	5.48	12,605,968	676,216	5.36
Corporate bonds	1,277,192	70,749	5.54	4,592,680	274,845	5.98	7,504,350	453,741	6.05
Other	1,877,280	135,232	7.20	3,732,303	175,442	4.70	3,765,420	248,647	6.60

	38,578,526	1,642,543	4.26	50,188,312	1,892,497	3.77	67,947,043	2,872,649	4.23

Loans:
Demand and time	67,134,231	3,554,951	5.30	49,920,788	2,783,558	5.58	36,937,606	2,362,358	6.40
Residential mortgage (b)	74,654,896	4,613,621	6.18	68,431,096	4,090,660	5.98	66,966,298	4,373,550	6.53
Commercial mortgage and construction	97,985,886	8,298,411	8.47	86,429,102	6,193,969	7.17	85,645,620	5,687,390	6.64
Installment	1,813,896	154,258	8.50	2,414,072	209,275	8.67	2,745,494	271,251	9.88
Lease financing	2,782,231	214,524	7.71	4,024,469	320,885	7.97	4,201,261	356,616	8.49

	244,371,140	16,835,765	6.89	211,219,527	13,598,347	6.44	196,496,279	13,051,165	6.64

Total interest-earning assets	304,659,891	19,211,834	6.31	272,275,212	15,688,480	5.76	284,839,609	16,212,316	5.69
Noninterest-bearing cash	26,624,448			21,682,244			19,662,376
Premises and equipment	5,694,687			4,959,453			5,173,405
Other assets	4,034,529			7,858,307			6,062,058
Allowance for loan losses	(3,472,722)			(3,616,474)			(3,692,349)
Unrealized gains on available for sale securities, net	3,412,785			3,174,905			3,306,853

	$340,953,618			$306,333,647			$315,351,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Savings and NOW	$67,931,566	162,865	0.24%	$71,404,510	180,741	0.25%	$72,624,598	231,024	0.32%
Money market	40,658,604	998,161	2.45	29,186,544	322,785	1.11	28,266,591	267,744	0.95
Certificates of deposit	81,412,306	2,861,697	3.52	61,370,913	1,627,239	2.65	77,496,371	2,970,271	3.83

	190,002,476	4,022,723	2.12	161,961,967	2,130,765	1.32	178,387,560	3,469,039	1.94
Borrowed funds	54,879,637	3,352,360	6.11	56,153,768	3,190,857	5.68	58,234,600	3,170,695	5.44

Total interest-bearing liabilities	244,882,113	7,375,083	3.01	218,115,735	5,321,622	2.44	236,622,160	6,639,734	2.81
Noninterest-bearing deposits	59,645,770			51,501,352			42,449,945
Other liabilities	1,885,164			2,674,734			2,132,959
Shareholders' equity	34,540,571			34,041,826			34,146,888

Total liabilities and shareholders' equity	$340,953,618			$306,333,647			$315,351,952

NET INTEREST MARGIN (C)	$304,659,891	$11,836,751	3.89%	$272,275,212	$10,366,858	3.81%	$284,839,609	$9,572,582	3.36%

(a)
Interest on investments and loans is presented on a fully taxable equivalent basis (a non-GAAP financial measure), using the federal income tax rates of 34% and, where applicable, the state rate of 7% (or a combined federal and state rate of 38.62%) to increase tax exempt interest income to a taxable equivalent basis. This is a non-GAAP measure that management believes is useful when comparing annual results.

(b)
Loans held for sale are included in residential mortgage loans.

(c)
Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest earning assets.

   Net interest income on a tax-equivalent basis increased to $11.8 million for the year ended December 31, 2005 compared to $10.4 million for 2004. The increase in tax-equivalent net interest income during 2005 was almost entirely due to a $32.4 million increase in average earning assets during 2005 compared to 2004. An increase in average loans outstanding of $33.2 million, or 15.7% and average federal funds sold of $10.5 million or 121.6% was partially offset by a decline in average investment securities outstanding for the year of $11.6 million.

   The increase in average loans outstanding is attributed to the Company's active business development efforts in its commercial loan portfolio and general economic conditions of the Company's primary service market. Targeted short-term interest rates, as established by the Federal Reserve Bank, increased during 2005 resulting in the Company's yield on earning assets increasing 55 basis points to 6.31% for the year ended December 31, 2005 compared to 5.76% for the same period in 2004. The yield on loans increased to 6.89% in 2005 compared to 6.44% for 2004 as lower yielding loans repriced during the year to higher rates. The yield on investment securities also increased to 4.26% in 2005 from 3.77% in 2004. The net impact was a $3.5 million or 22.4% increase in tax-equivalent interest income for the year ended December 31, 2005 compared to 2004.

   In 2004, net interest income on a taxable-equivalent basis increased by $794,000 to $10.4 million. On average, the loan portfolio increased 7.5% from 2003 while the investment portfolio decreased by 26.1%. The yield on the loan portfolio decreased from 6.64% in 2003 to 6.44% in 2004. The yield on investment securities also decreased to 3.77% in 2004 from 4.23% in 2003. The decrease in the investment portfolio and decreased yields caused total interest income on a tax equivalent basis to decrease from $16.2 million in 2003 to $15.7 million in 2004.

   Interest expense increased $2.1 million to $7.4 million in 2005 from $5.3 million in 2004. Interest expense increased primarily due to a change in the deposit mix, with an increase in the amount of interest-bearing deposits. In addition, the cost of interest-bearing deposits increased from 1.32% in 2004 to 2.12% in 2005.

   Interest expense on total interest-bearing liabilities increased $2.1 million, or 38.6%, for the year ended December 31, 2005. The increase in interest expense was due to a $27.3 million increase in average interest-bearing liabilities and the cost of interest-bearing liabilities increasing to 3.01% for the year ended December 31, 2005 compared to 2.44% for the same period in 2004.

   The following table and the related discussions of interest income and interest expense provide further analysis of the changes in net interest income during 2005 and 2004:

	2005 Compared to 2004			2004 Compared to 2003
	Change Due to Variance In			Change Due to Variance In
	Rate(b)	Volume(b)	Total	Rates(b)	Volume(b)	Total

INTEREST INCOME
Federal funds sold and interest-bearing deposits with other banks	$364,757	$142,254	$507,011	$22,291	$(103,819)	$(81,528)
Investment securities and FHLB stock	(55,017)	(166,058)	(221,075)	(254,740)	(734,750)	(989,490)
Loans (a)	1,099,671	2,137,747	3,237,418	(383,662)	930,844	547,182

TOTAL INTEREST EARNED	1,409,411	2,113,943	3,523,354	(616,111)	92,275	(523,836)

INTEREST EXPENSE
Deposits	1,501,020	390,938	1,891,958	(725,505)	(612,769)	(1,338,274)
Borrowings	216,307	(54,804)	161,503	133,359	(113,197)	20,162

TOTAL INTEREST EXPENSE	1,717,327	336,134	2,053,461	(592,146)	(725,966)	(1,318,112)

NET INTEREST INCOME	$(307,916)	$1,777,809	$1,469,893	$(23,965)	$818,241	$794,276

(a)
Interest on investments and loans is presented on a fully taxable equivalent basis (a non-GAAP financial measure), using regular income tax rates.

(b)
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

   The Company continues to experience strong asset quality in its loan portfolio with a low delinquency rate and a low charge off rate. The Company did not provide for any loan losses for the years ended December 31, 2005 and 2004. Nonaccrual, restructured and delinquent loans over 90 days to total loans improved further to 0.64% at the end of 2005 compared to 1.20% in 2004. The ratio of net loan losses to average loans decreased in 2005 to 0.06% compared to 0.08% for 2004.

   The Company did not provide for any loan losses for the year ended December 31, 2004 compared to a net provision for loan losses of $243,000 for 2003. Nonaccrual, restructured, and delinquent loans over 90 days to total loans remained relatively stable at 1.20% at the end of 2004 compared to 1.21% in 2003. The ratio of net loan losses to average loans decreased in 2004 to 0.08% compared to 0.09% for 2003.

NONINTEREST INCOME

   Noninterest income increased from $8.8 million during 2004 to $10.7 million in 2005 due, in large part, to increases in gains and fees recognized on the sale of mortgage loans, net of costs, gains on security sales, increases in Electronic Banking division's revenues and increases in fees charged for deposit services. Specifically, net gains and fees on sales of mortgage loans increased $788,000 or 41.1% from 2004 to 2005, gains on sales of securities increased $724,000 or 625.2%, the Electronic Banking Division's revenue increased $133,000 or 2.7% and deposit service charges increased by $134,000 or 14.2%. Brokerage commissions also increased $44,000 or 7.0%. The increase in net gains and fees on sales of mortgage loans corresponded to an increase in the volume of mortgage loans sold during the year, from $129.7 million in 2004 to $183.1 million in 2005. The Company believes that this increase in mortgage loan volume was primarily attributable to the market, in general, and expanding the operations of the mortgage company in 2004. The gain on sale of securities increased $724,000 due to the Company taking some profits on equity investments in 2005.

   Electronic banking income is comprised of three sources: national point of sale ("POS") sponsorships, ATM fees, and check card fees. Through December 31, 2005, the Company maintained ATMs in Wal-Mart stores in Maryland, Virginia and West Virginia, as well as at its branches. The fees from these ATMs represent approximately 39% of total electronic banking revenue in 2005. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, and NYCE). This national POS sponsorship income represents approximately 41% of total electronic banking revenue. Fees from check cards comprise the remaining 20% of electronic banking revenue. On September 22, 2005, Wal-Mart notified the Bank of its intention to terminate the agreement for the Company to provide ATM services at its locations in Maryland, Virginia and West Virginia. The effective date of the termination was January 22, 2006.

   The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.

   Noninterest income increased 6.0% to $8.8 million in 2004 compared to $8.3 million in 2003. Included in noninterest income was $116,000 in security gains realized in 2004 compared to $486,000 in 2003. Brokerage commissions increased 4.5% to $624,000 in 2004 compared to $597,000 in 2003 due to improved market conditions. Management believes that brokerage commissions are a good source of noninterest income for the Company and intends to continue focusing on increasing this source of income.

   Electronic banking fee income decreased from $5.2 million in 2003 to $4.9 million in 2004. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company maintained ATMs in Wal-Mart stores in Maryland, Virginia and West Virginia, as well as at its branches. The fees from these ATMs represented approximately 46% of total electronic banking revenue in 2004. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represented approximately 31% of total electronic banking revenue. Fees from check cards comprise the remaining 23% of electronic banking revenue.

   Mortgage-banking revenue increased $1.3 million to $1.9 million in 2004 from $666,000 in 2003. During 2004, the Company opened three mortgage-banking "net branches." The employees of these net branches earn as salaries all revenues earned on the sale of mortgage loans less operating expenses. In addition, each net branch pays management fees to CMSI for use of its processing and underwriting staff. The net branch expenses are included in the Company's income statement, as they are divisions of CMSI, but the net effect of the operations of the net branches on the Company's net income is limited to the management fees paid to CMSI. The inclusion of the expenses in the financial statements has the effect of showing significant expenses related to mortgage-banking and increases the Company's efficiency ratio.

NONINTEREST EXPENSES

   Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company's noninterest expense for the year ended December 31, 2005 totaled $18.6 million, representing an increase of $883,000, or 5.0%, as compared to 2004. Salaries, the largest component of noninterest expense increased $607,000 or 8.9% from 2004 to 2005 due to merit increases and the opening of a new branch in the North Bel Air area of Harford County and were partially offset by a decrease in the average number of fulltime equivalent employees from 165 in 2004 to 157 in 2005. Employee benefits decreased by $532,000 due to freezing the defined benefit pension plan effective December 31, 2004.

   Occupancy costs increased $247,000 or 15.4%, due to the opening of the new branch in Harford County and normal lease payment escalations and costs to maintain business properties. Furniture and equipment expense decreased $379,000 or 23.8% due to the original cost of the ATM network being fully depreciated in 2004.

   In 2005, the Company had non-recurring charges of $564,000 related to the termination of the Wal-Mart agreement, and $506,000 representing a penalty for the prepayment of a $5.0 million FHLBA advance at 7.26% maturing May 24, 2010. In 2004, there was a non-recurring charge of $497,000 related to the write down of FHLMC stock.

   Other noninterest expense increased $368,000 or 6.9% due to increases in marketing expenses related to opening the new branch in Harford County, amortization of software acquired, increased data processing services due to growth in loans and deposits, increased loan expenses related to CMSI, and professional fees partially offset by decreases in various other expenses.

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

   Included in 2004 noninterest expenses is the recognition of a $497,000 other-than-temporary impairment of the Company's investment in FMLMC preferred stock. Management sold these securities during the first quarter of 2005 and realized a gain net of tax of approximately $45,000.

   Other operating expenses remained relatively stable at $5.3 million in 2004 and 2003.

INCOME TAX PROVISION

   Income tax expense was $1.3 million in 2005, compared to $320,000 in 2004 and $339,000 in 2003. The effective tax rate was 35.0% in 2005, 26.5% in 2004 and 26.8% in 2003. The effective tax rates fluctuate from year to year due to changes in the mix of tax-exempt loans and investments as a percentage of total loans and investments. During 2005, a lower percentage of the Company's pre-tax income was exempt from taxes compared to 2004 and 2003.

FINANCIAL CONDITION

SUMMARY

   Total assets of the Company increased by 13.0% to $360.5 million at December 31, 2005 from $319.1 million at December 31, 2004. Investment securities increased 12.0% to $47.6 million at December 31, 2005. Gross loans, excluding loans held for sale, increased by 12.8% to $247.9 million at December 31, 2005 compared to $219.7 million at the end of 2004. Interest-earning assets increased $33.7 million to $326.6 million and were 89.9% of total assets at December 31, 2005.

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

   The components of the investment portfolio were as follows at December 31:

	2005	2004	2003	2002	2001

AVAILABLE FOR SALE
U.S. Government agency	$10,740,335	$19,913,790	$34,566,285	$44,866,333	$64,711,849
Mortgage-backed securities	8,490,125	8,447,886	9,628,267	17,008,728	19,758,761
State and municipal bonds	3,689,859	4,137,433	5,197,716	5,446,260	5,891,946
Corporate bonds	1,514,471	3,036,920	6,820,340	7,962,805	7,739,978

	24,434,790	35,536,029	56,212,608	75,284,126	98,102,534
Equity securities	4,660,213	6,952,463	6,246,349	3,502,021	4,299,478

Total available for sale	29,095,003	42,488,492	62,458,957	78,786,147	102,402,012

HELD TO MATURITY
U.S. Government agency	5,000,000	—	—	—	—
Mortgage-backed securities	9,575,713	—	—	—	—
State and municipal bonds	3,912,692	—	—	—	—
Foreign bonds	—	—	25,000	25,000	25,000

Total held to maturity	18,488,405	—	25,000	25,000	25,000

Total investment securities	$47,583,408	$42,488,492	$62,483,957	$78,811,147	$102,427,012

   Note: Investments classified as available for sale are carried at fair value whereas investments classified as held to maturity are carried at amortized cost.

   The following table shows the maturity of the investment portfolio at December 31, 2005:

	Available for Sale			Held to Maturity
Maturing	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

Within one year	$250,000	$250,161	3.75%	$—	$—
Over one to five years	9,767,684	9,744,231	3.99	—	—
Over five to ten years	5,899,059	5,950,273	5.07	8,912,692	8,798,810	4.55%

	15,916,743	15,944,665		8,912,692	8,798,810

Mortgage-backed securities	8,551,466	8,490,125	5.84	9,575,713	9,506,469	4.86%
Equity securities	1,633,298	4,660,213	2.45	—	—

	$26,101,507	$29,095,003		$18,488,405	$18,305,279

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

   Investment securities increased $5.1 million to $47.6 million at December 31, 2005 compared to $42.5 million at December 31, 2004. The increase was due to purchases of mortgage backed securities and state and municipal bonds. In 2004, the Company recognized a $497,000 other-than-temporary impairment of the Company's investment in FMLMC preferred stock.

LOANS

   The following table represents a breakdown of loan balances at December 31:

	2005	2004	2003	2002	2001

Real Estate:
Residential	$53,148,211	$55,242,018	$57,586,028	$79,520,154	$117,617,158
Commercial	97,909,115	94,858,597	82,856,038	78,500,418	52,675,033
Construction and land development	37,415,478	17,774,874	16,275,828	7,664,367	10,116,583
Demand and time	56,118,527	46,168,587	35,978,633	32,444,790	33,982,346
Lease financing	1,936,482	3,598,003	4,449,408	4,343,539	1,328,828
Installment	1,415,260	2,084,215	2,150,626	2,746,858	4,458,035

	247,943,073	219,726,294	199,296,561	205,220,126	220,177,983
Allowance for loan losses	3,337,163	3,485,076	3,648,245	3,578,762	3,338,807

Loans, net	$244,605,910	$216,241,218	$195,648,316	$201,641,364	$216,839,176

   Gross loans, excluding loans held for sale, increased $28.2 million or 12.8% from $219.7 million as of December 31, 2004 to $247.9 million as of December 31, 2005. The increase was primarily in commercial lending including commercial construction and land development. Commercial loans amounted to $193.3 million at December 31, 2005 and were 78% of total loans. Consumer loans amounted to $54.6 million and were 22% of total loans.

   The following table shows the contractual maturities and interest rate sensitivities of the Company's loans at December 31, 2005. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, the Company's experience indicates that a significant number of loans will be extended or repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total

Real Estate:
Residential	$379,930	$43,968,962	$1,480,467	$1,031,970	$6,286,882	$—	$53,148,211
Commercial	21,690,256	21,243,527	46,432,866	296,961	8,245,505	—	97,909,115
Construction and land development	14,934,717	17,974,609	3,081,808	—	1,424,344	—	37,415,478

	37,004,903	83,187,098	50,995,141	1,328,931	15,956,731	—	188,472,804
Demand and time	2,839,530	37,271,160	15,239,114	443,043	325,680	—	56,118,527
Lease financing	820,765	—	1,115,717	—	—	—	1,936,482
Installment	352,098	297,422	303,125	36,937	399,906	25,772	1,415,260

	$41,017,296	$120,755,680	$67,653,097	$1,808,911	$16,682,317	$25,772	$247,943,073

   The following table provides information concerning nonperforming assets and past due loans at December 31, 2004:

	2005	2004	2003	2002	2001

Nonaccrual loans (a)	$1,413,925	$615,394	$712,116	$734,879	$387,037
Restructured loans	—	455,864	661,974	568,969	598,644
Foreclosed real estate	—	—	100,000	218,654	—

	$1,413,925	$1,071,258	$1,474,090	$1,522,502	$985,681

Accruing loans past-due 90 days or more	$179,012	$1,567,919	$1,036,018	$1,900,663	$223,459

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

   The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $77,744, $143,374, and $134,190 as of December 31, 2005, 2004 and 2003, respectively.

   The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $2,319,000, $2,559,000, and $3,099,000 as of December 31, 2005, 2004 and 2003, respectively.

   Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans.

   During the years ended December 31, 2001 through 2005, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance. Due to the level of the unallocated allowance, management did not make any provision for loan losses in 2005 and 2004.

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

	Years ended December 31
Description	2005	2004	2003	2002	2001

Balance at beginning of year	$3,485,076	$3,648,245	$3,578,762	$3,338,807	$3,024,290
Charge-offs:
Demand and time	123,578	192,440	200,173	21,904	—
Lease financing	168,823	—	—	—	—
Real estate:
Residential	—	7,746	16,898	160,591	117,582
Commercial	—	—	—	112,718	—
Construction	—	—	—	—	—
Installment	22,640	76,936	47,957	85,393	184,559

	315,041	277,122	265,028	380,606	302,141

Recoveries:
Demand and time	130,904	67,111	58,034	2,475	17,269
Lease financing	3,980	—	—	—	—
Real estate:
Residential	14,874	8,087	—	67,705	22,802
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Installment	17,370	38,755	33,477	24,381	26,587

	167,128	113,953	91,511	94,561	66,658

Net charge-offs	147,913	163,169	173,517	286,045	235,483

Provision charged to operations	—	—	243,000	526,000	550,000

Balance at end of the year	$3,337,163	$3,485,076	$3,648,245	$3,578,762	$3,338,807

Ratio of net charge-offs to average loans outstanding	0.06%	0.08%	0.09%	0.13%	0.10%

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

   The following table presents the allocation of the allowance for loan losses among the various loan categories at December 31:

Portfolio	2005	2004	2003	2002	2001

Demand and time and lease financing	$474,059	$589,053	$1,226,447	$733,560	$607,323
Real estate:
Residential	718,028	587,292	831,173	754,979	707,061
Commercial	679,002	1,034,546	1,041,834	876,243	775,321
Construction and land development	382,204	342,114	—	—	—
Installment	143,318	149,271	133,865	94,162	173,166
Unallocated	940,552	782,800	414,926	1,119,818	1,075,936

	$3,337,163	$3,485,076	$3,648,245	$3,578,762	$3,338,807

   The table below provides a percentage breakdown of the loan portfolio by category to total loans at December 31:

Portfolio	2005	2004	2003	2002	2001

Demand and time and lease financing	23.4%	22.7%	20.2%	17.9%	16.0%
Real estate:
Residential	21.4	25.1	28.9	38.8	53.5
Commercial	39.6	43.2	41.6	38.2	23.9
Construction and land development	15.1	8.1	8.2	3.8	4.6
Installment	0.5	0.9	1.1	1.3	2.0

	100.0%	100.0%	100.0%	100.0%	100.0%

   All loan reserves are subject to regulatory examinations and determinations as to the appropriateness of the methodology and adequacy on an annual basis.

   At December 31, 2005, the allowance for loan losses was $3.3 million, a 4.2% decrease from the end of 2004. The ratio of the allowance to total loans was 1.35% at December 31, 2005 and 1.59% at December 31, 2004. The ratio of net loan losses to average loans outstanding for 2005 was 0.06% compared to 0.08% for 2004. The ratio of nonaccrual loans, restructured loans and loans delinquent more than 90 days to total loans decreased to 0.64% at December 31, 2005 from 1.20% at the end of 2004. The ratio of real estate loans to total loans decreased to 76.1% at the end of 2005 from 76.4% at the end of 2004.

FUNDING SOURCES

DEPOSITS

   The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$59,645,770	—%	$51,501,352	—%	$42,449,945	—%
Interest-bearing deposits:
NOW accounts	34,384,963	0.21	35,016,262	0.21	37,515,591	0.31
Savings accounts	33,546,603	0.27	36,388,248	0.29	35,109,007	0.33
Money market accounts	40,658,604	2.45	29,186,544	1.11	28,266,591	0.95
Certificates of deposit	81,412,306	3.52	61,370,913	2.65	77,496,371	3.83

	$249,648,246	1.61	$213,463,319	1.00	$220,837,505	1.57

   The following table provides the maturities of certificates of deposit of the Company in amounts of $100,000 or more at December 31, 2005:

Maturing in:
3 months or less	$5,521,007
Over 3 months through 6 months	1,969,060
Over 6 months through 12 months	3,680,896
Over 12 months	3,819,613

$14,990,576

   Total deposits at December 31, 2005 increased by $45.8 million to $271.6 million from the end of 2004. Interest bearing accounts increased by $32.5 million and noninterest-bearing deposits increased by $13.3 million. During 2005, the Company made a concerted effort to continue the reduction of the level of high-yield deposits. Additionally, the Company's efforts in attracting more noninterest-bearing deposits was successful.

   The Company began offering CDARS deposits to its customers during 2004. This program allows for customers that wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is a nationwide one that allows participating banks to "swap" customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank. As of December 31, 2005, the Bank had approximately $21.4 million in CDARS deposits.

BORROWED FUNDS

   Borrowed funds consist of securities sold under repurchase agreements, federal funds purchased and borrowings from the FHLB and notes payable-U.S. Tresury. Securities sold under repurchase agreements are securities sold to the Bank's customers under a continuing "roll-over" contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated from the Company's other investment securities. Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Notes payable-U.S. Treasury are U.S. Treasury and Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve on a periodic basis.

   Information with respect to borrowings is as follows at and for the years ended December 31:

	Maturity Date	2005	2004	2003

Amount outstanding at year-end:
Federal Home Loan Bank	March 26, 2008	$5,000,000	$5,000,000	$5,000,000
Federal Home Loan Bank	February 2, 2010	35,000,000	35,000,000	35,000,000
Federal Home Loan Bank	May 24, 2010	—	5,000,000	5,000,000

		$40,000,000	$45,000,000	$45,000,000

Federal funds purchased and securities sold under repurchase agreements		$9,280,348	$10,183,951	$11,951,594
Notes-payable — U.S. Treasury		$1,932,124	$1,984,714	$2,025,339
Weighted average interest rate at year-end:
Advances from the FHLB		6.67%	6.84%	6.84%
Federal funds purchased and securities sold under repurchase agreements		3.59%	1.91%	1.22%
Notes payable — U.S. Treasury		4.17%	1.97%	0.73%
Maximum outstanding at any month-end:
Advances from the FHLB		$45,000,000	$45,000,000	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		11,742,108	13,540,231	14,733,180
Notes payable — U.S. Treasury		1,958,750	2,008,989	2,032,502
Average balance outstanding during the year:
Advances from the FHLB		$44,876,712	$45,000,000	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		8,986,714	10,102,501	12,324,539
Notes payable — U.S. Treasury		1,016,211	1,051,267	910,061
Weighted average interest rate during the year:
Advances from the FHLB		6.84%	6.84%	6.84%
Federal funds purchased and securities sold under repurchase agreements		2.66%	0.96%	0.71%
Notes payable — U.S. Treasury		3.06%	1.10%	1.04%

   Debt retirement expense of $505,839 was incurred in 2005 due to the prepayment of a $5.0 million FHLB advance that had a maturity date of May 24, 2010 and an interest rate of 7.26%.

   The Company may borrow under available unsecured federal funds lines of credit of $10 million and a secured federal funds line of credit of $10 million with other institutions. There was no balance outstanding under these lines at December 31, 2005 and 2004. These lines bear interest at the current federal funds rate of the correspondent bank.

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

   In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2005 and 2004. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

   The following table shows the Company's and the Bank's capital ratios as of December 31:

		Carrollton Bancorp	Carrollton Bank
	Minimum	2005	2005

Leverage ratio	4%	8.96%	8.72%
Risk-based capital:
Tier 1 (Core)	4%	11.63%	11.30%
Total	8%	13.51%	12.52%

   Total shareholders' equity increased 1.2% to $34.6 million at December 31, 2005. Earnings of the Company of $2.5 million for the year ended December 31, 2005 and the proceeds and the tax benefit from the exercise of stock options of $225,000 were offset by dividends of $1.1 million and a repurchase of shares totaling $599,000.

LIQUIDITY AND CAPITAL EXPENDITURES

CAPITAL EXPENDITURES

   Capital expenditures were approximately $902,000 in 2005, $1.9 million in 2004, and $923,000 in 2003. Capital expenditures in 2005 were due to renovations at several branches and normal business activity. The capital expenditures in 2004 were principally due to the expenditures required to open the Company's new branch in January 2005. The capital expenditures in 2003 were principally due to the opening of the Company's mortgage-banking branches and a system conversion.

   Capital expenditures are projected to be approximately $700,000 for fiscal year 2006 for renovations at five of the Company's branch locations and the operations center.

LIQUIDITY

   Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

   The Company's liquidity is derived primarily from its deposit base and equity capital. Liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, unpledged investment securities held to maturity due within one year, and unpledged securities available for sale. Such assets totaled $68.2 million or 18.9% of total assets at December 31, 2005.

   The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $105.7 million at December 31, 2005. Of this total, management places a high probability of required funding within one year on approximately $58.1 million. The amount remaining is unused home equity lines and other consumer lines on which management places low probability of funding.

   The Company also has established lines of credit totaling $80.0 million with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At December 31, 2005, the Company had $40.0 million outstanding with the FHLB and had $65.0 million collateral available to borrow under the line of credit. Additionally, the Company has available unsecured federal funds lines of credit of $10.0 million and a secured federal funds line of credit of $10.0 million with other institutions. There was no balance outstanding under these lines at December 31, 2005. The lines bear interest at the current federal funds rate of the correspondent bank.

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

   Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At December 31, 2005, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

   In order to partially offset a reduction in interest income in a declining interest rate environment, on December 14, 2005, the Bank purchased a $10.0 million notional amount interest rate Floor with a minimum interest rate (strike rate) of 7.0% based on the US prime rate. The term of the Floor is five years. The Floor will reduce the variability of cash flow from a pool of variable rate loans should the rate index of the loans fall below the predetermined strike rate of the hedge (7%).

   The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2005. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been allocated evenly over a five-year period. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

   Period from December 31, 2005 in which assets and liabilities reprice:

($'s in 000's)	0 to 90 days	91 to 365 days	1 to 2 years	3 to 5 years	> 5 years

ASSETS:
Short term investments	$11,855	$—	$—	$—	$—
Investment securities	5,668	2,179	5,435	14,264	15,194
Loans held for sale	13,767	—	—	—	—
Loans:
Residential real estate	45,294	1,260	959	2,624	3,011
Commercial real estate	23,690	5,221	20,826	42,361	5,811
Construction and land development	22,118	10,066	725	3,082	1,424
Demand and time	38,511	537	1,063	15,239	769
Lease financing	113	93	614	1,116	—
Installment	906	23	65	238	183

	$161,922	$19,379	$29,687	$78,924	$26,392

LIABILITIES:
Deposits	$75,743	$44,877	$10,915	$9,728	$131,190
Borrowings	11,212	—	—	40,000	—

	$86,955	$44,877	$10,915	$49,728	$131,090

Gap position
Period	$74,967	$(25,498)	$18,772	$29,196	$(104,798)
% of assets	20.80%	(7.07)%	5.21%	8.10%	(29.07)%
Cumulative	$74,967	$49,469	$68,241	$97,437	$(7,361)
% of assets	20.80%	13.72%	18.93%	27.03%	(2.04)%
Cumulative risk sensitive assets to risk sensitive liabilities	186.21%	43.18%	271.98%	158.71%	20.12%

INFLATION

   Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for 2005, 2004 and 2003.

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

   Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2005:

Loan commitments	$26,037,567
Unused lines of credit	79,700,600
Letters of credit	2,606,061

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

   The following table shows information relating to the Company's off-balance sheet obligations at December 31, 2005 (dollars in thousands):

Contractual Obligations	Total	Less than 1 year	One to three years	Three to five years	More than five years

Operating lease obligations	$8,080	$724	$1,299	$1,030	$5,027

NEW ACCOUNTING PRONOUNCEMENTS

   FASB Statement No. 154, Accounting Changes and Error Corrections replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. FASB Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

   FASB Statement No. 153, Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29, eliminates the exception to fair value for exchanges of similar productive assets that was provided in APB Opinion No. 29.

   FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions, amends FASB Statement No. 66 Accounting for Sales of Real Estate to reference the financial accounting and reporting guidance for real estate time-sharing transitions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.

   AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the carrying over of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total cash flows expected to be collected The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

   FASB Statement No. 123R, Share Based Payment, revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Statement 123R establishes standards to the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Statement 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. As such, it eliminated the alternative provided by Statement 123 that such costs could be measured either by using fair value or by using Opinion 25's intrinsic value method of accounting which generally did not result in the recognition of compensation costs as a result of the grant of stock options to employees. In addition, Statement 123R amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Statement 123R becomes effective as of the first interim or annual reporting period that begins after December 15, 2005.

   The provisions of FASB Statement No. 123R will require the Company to expense the estimated fair value of options granted, beginning in the first quarter of 2006. Management does not expect the other statements to have any material effect on the Company's financial position or results of operation.

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
Baltimore, Maryland

   We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Rowles & Company, LLP, Certified Public Accountants

Baltimore, Maryland
February 10, 2006

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Cash and due from banks	$27,235,233	$19,341,463
Federal funds sold and Federal Home Loan Bank deposit	11,855,332	14,851,081
Federal Home Loan Bank stock, at cost	2,431,600	2,622,900
Investment securities
Available for sale	29,095,003	42,488,492
Held to maturity	18,488,405	—
Loans held for sale	13,767,109	10,219,729
Loans, less allowance for loan losses of $3,337,163 and $3,485,076	244,605,910	216,241,218
Premises and equipment	5,433,628	5,416,934
Accrued interest receivable	1,418,829	1,295,719
Prepaid income taxes	256,482	194,611
Bank owned life insurance	4,123,544	4,052,648
Other assets	1,756,071	2,398,337

	$360,467,146	$319,123,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$67,010,985	$53,739,771
Interest-bearing	204,615,518	172,106,374

Total deposits	271,626,503	225,846,145
Federal funds purchased and securities sold under agreements to repurchase	9,280,348	10,183,951
Notes payable — U.S. Treasury	1,932,124	1,984,714
Advances from the Federal Home Loan Bank	40,000,000	45,000,000
Accrued interest payable	581,863	493,179
Deferred income taxes	20,973	200,762
Other liabilities	2,385,170	1,199,101

	325,826,981	284,907,852
Shareholders' equity
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,809,698 in 2005 and 2,834,823 in 2004	2,809,698	2,834,823
Additional paid-in capital	18,425,528	18,774,448
Retained earnings	11,567,531	10,239,356
Accumulated other comprehensive income	1,837,408	2,366,653

	34,640,165	34,215,280

	$360,467,146	$319,123,132

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003

INTEREST INCOME
Interest and fees on loans	$16,826,955	$13,584,677	$13,034,872
Interest and dividends on securities
Taxable interest income	1,201,016	1,399,879	2,331,880
Nontaxable interest income	174,649	188,296	218,645
Dividends	244,849	210,572	125,539
Interest on federal funds sold and other interest income	623,910	116,899	224,755

Total interest income	19,071,379	15,500,323	15,935,691

INTEREST EXPENSE
Deposits	4,022,723	2,130,765	3,469,039
Borrowings	3,352,360	3,190,857	3,170,695

Total interest expense	7,375,083	5,321,622	6,639,734

Net interest income	11,696,296	10,178,701	9,295,957
PROVISION FOR LOAN LOSSES	—	—	243,000

Net interest income after provision for loan losses	11,696,296	10,178,701	9,052,957

NONINTEREST INCOME
Service charges on deposit accounts	1,082,568	948,386	987,582
Brokerage commissions	667,510	623,923	597,247
Electronic Banking fees	5,030,775	4,898,255	5,204,886
Mortgage banking fees and gains	2,705,785	1,917,883	665,948
Other fees and commissions	392,139	276,894	326,840
Gains on security sales	839,859	115,810	486,109

Total noninterest income	10,718,636	8,781,151	8,268,612

NONINTEREST EXPENSES
Salaries	7,444,463	6,837,035	5,996,496
Employee benefits	1,344,092	1,876,248	1,499,002
Occupancy	1,848,168	1,601,321	1,452,624
Furniture and equipment	1,211,349	1,590,436	1,784,787
Impairment of ATM network	563,400	—	—
Prepayment penalty	505,839	—	—
Write down of impaired securities	—	497,313	—
Other noninterest expenses	5,716,813	5,348,647	5,325,446

Total noninterest expenses	18,634,124	17,751,000	16,058,355

Income before income taxes	3,780,808	1,208,852	1,263,214
INCOME TAXES	1,322,371	320,488	338,500

NET INCOME	$2,458,437	$888,364	$924,714

NET INCOME PER SHARE — BASIC	$0.87	$0.31	$0.33

NET INCOME PER SHARE — DILUTED	$0.87	$0.31	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income

BALANCE, DECEMBER 31, 2002	$2,821,757	$18,617,608	$10,513,874	$1,737,840
Net Income	—	—	924,714	—	$924,714
Net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	449,152	449,152

Comprehensive income					$1,373,866

Stock options exercised	6,715	70,007	—	—
Adjustments to 2002 stock dividend	(394)	(5,228)	5,622	—
Cash dividends, $0.36 per share	—	—	(1,016,785)	—

BALANCE, DECEMBER 31, 2003	2,828,078	18,682,387	10,427,425	2,186,992
Net Income	—	—	888,364	—	$888,364
Net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	179,661	179,661

Comprehensive Income					$1,068,025

Stock options exercised, including tax benefit of $21,293	8,845	122,616	—	—
Shares acquired and cancelled	(2,100)	(30,555)	—	—
Cash dividends, $0.38 per share	—	—	(1,076,433)	—

BALANCE, DECEMBER 31, 2004	2,834,823	18,774,448	10,239,356	2,366,653
Net Income	—	—	2,458,437	—	$2,458,437
Net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	(529,245)	(529,245)

Comprehensive income					$1,929,192

Shares acquired and cancelled	(42,500)	(556,750)	—	—
Stock options exercised including tax benefit of $18,166	17,375	207,830	—	—
Cash dividends, $0.40 per share	—	—	(1,130,262)	—

BALANCE, DECEMBER 31, 2005	$2,809,698	$18,425,528	$11,567,531	$1,837,408

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,458,437	$888,364	$924,714
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES:
Provision for loan losses	—	—	243,000
Deprecation and amortization	937,570	1,255,340	1,440,603
Deferred income taxes	153,209	(198,755)	(253,808)
Amortization of premiums and discounts	80,719	230,676	436,783
Gains on disposal of securities	(839,859)	(115,810)	(486,109)
Impairment of ATM network	563,400	—	—
Write down of impaired securities	—	497,313	—
Loans held for sale made, net of principal sold	(3,547,380)	(7,978,146)	(2,241,583)
Gains on sale and write-down of premises and equipment	(6,246)	(18,941)	(90,006)
(Gains) losses on sale of foreclosed real estate	—	11,548	(14,309)
Write-down of foreclosed real estate	—	8,077	9,442
Income tax benefit from exercise of stock options	18,166	21,293	—
(Increase) decrease in:
Accrued interest receivable	(123,110)	125,835	326,440
Prepaid income taxes	(61,871)	(160,701)	118,681
Cash surrender value of bank owned life insurance	(70,896)	(52,949)	(3,999,699)
Other assets	582,001	(547,860)	123,924
Increase (decrease) in:
Accrued interest payable	88,684	42,124	(62,303)
Deferred loan origination fees	144,907	134,343	202,337
Other liabilities	622,669	(315,427)	882,352

Net cash provided by (used in) operating activities	1,000,400	(6,173,676)	(2,439,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	2,461,757	2,518,491	1,724,217
Proceeds from maturities of securities available for sale	19,716,329	30,685,807	115,149,964
Redemption (purchase) of Federal Home Loan Bank stock, net	191,300	(372,900)	250,000
Purchase of securities available for sale	(8,354,638)	(13,528,310)	(100,048,513)
Purchase of securities held to maturity	(19,021,466)	—	—
Loans made, net of principal collected	(28,509,599)	(20,811,745)	5,435,642
Purchase of premises and equipment	(902,943)	(1,935,364)	(923,640)
Proceeds from sale of premises and equipment	15,189	361,582	269,198
Proceeds from sale of foreclosed real estate	—	164,876	235,590

Net cash provided by (used in) investing activities	(34,404,071)	(2,917,563)	22,092,458

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	20,085,651	7,124,050	(26,481,138)
Net increase (decrease) in other deposits	25,694,707	11,665,996	3,273,130
Payment of Federal Home Loan Bank advance	(5,000,000)	—	—
Net increase (decrease) in other borrowed funds	(956,193)	(1,808,269)	396,324
Common stock repurchase and retirement	(599,250)	(32,655)	—
Stock options exercised	207,039	110,168	76,722
Dividends paid	(1,130,262)	(1,076,433)	(1,016,785)

Net cash provided by (used in) financing activities	38,301,692	15,982,857	(23,751,747)

Net increase (decrease) in cash and cash equivalents	4,898,021	6,891,618	(4,098,830)
Cash and cash equivalents at beginning of year	34,192,544	27,300,926	31,399,756

Cash and cash equivalents at end of year	$39,090,565	$34,192,544	$27,300,926

SUPPLEMENTAL INFORMATION:
Interest paid on deposits and borrowings	$7,286,399	$5,279,498	$6,702,037

Income taxes paid	$1,525,204	$545,609	$191,024

NONCASH ACTIVITY:
Transfer of loans to foreclosed real estate	$—	$84,500	$112,069

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting and reporting policies of Carrollton Bancorp and subsidiary (the "Company") conform to U.S. generally accepted accounting principles. The following is a description of the more significant of these policies.

Organization

   The Company was formed January 11, 1990 and is a Maryland corporation chartered as a bank holding company. The Company holds all the issued and outstanding shares of common stock of Carrollton Bank (the "Bank"). The Bank is a Maryland company that engages in general commercial banking operations. Deposits in the Bank are insured, subject to regulatory limitations, by the Federal Deposit Insurance Corporation (the "FDIC").

   The Bank provides commercial and brokerage services to individuals and small and medium-sized businesses. Services offered by the Bank include a variety of loans and a broad spectrum of commercial and consumer financial services.

Basis of Presentation

   The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include all accounts of the Company and its wholly-owned subsidiary, Carrollton Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2005. These reclassifications have no effect on stockholders' equity or net income as previously reported.

Use of Estimates

   The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses (the "Allowance"), and other than temporary impairment of investment securities. In connection with the determination of the Allowance, management prepares fair value analyses and obtains independent appraisals as necessary. Management believes that the Allowance is sufficient to address the losses inherent in the current loan portfolio. While management uses available information to recognize losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's Allowance. Such agencies may require the Bank to recognize additions to the Allowance based on their judgments about information available to them at the time of their examinations.

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

Cash and Cash Equivalents

   For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks.

   Federal funds sold are carried at cost, which approximates fair value, and are generally sold for one-day periods.

Federal Home Loan Bank Stock

   Federal Home Loan Bank stock is carried at cost, which approximates fair value.

Investment Securities Available for Sale

   Securities available for sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are recorded at their fair value. Unrealized holding gains or losses, net of the related tax effect, are excluded from earnings and reported as an item of other comprehensive income until realized. The carrying values of securities available for sale are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

   Equity securities represent the stock of various financial institutions.

Investment Securities Held to Maturity

   Investment securities held to maturity are those securities which the Company has the ability and positive intent to hold until maturity. Securities so classified at the time of purchase are recorded at cost. Carrying values of securities held to maturity are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Declines in the fair value of individual held to maturity securities below their cost, that are other than temporary, result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

   Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis.

Loans Receivable

   Loans are stated at the amount of unpaid principal adjusted for deferred origination fees and costs and the allowance for loan losses. Deferred origination fees and costs are recognized as an adjustment of the related loan yield using the interest method. The Company determines the delinquency status of loans based on contractual loan terms. Loans are generally placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.

   A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past-due. The Company generally considers a period of delay in payment to include delinquency up to 90 days.

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), the Company measures impaired loans: (i) at the present value of expected cash flows discounted at the loan's effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses.

   SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment loans. These loans are collectively evaluated for impairment. The Company's impaired loans are, therefore, comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status. The Company recognizes interest income for impaired loans consistent with its method for nonaccrual loans. Specifically, interest payments received are normally applied to principal. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

   The Company provides for loan losses through the establishment of the Allowance by provisions charged against earnings. The Company's objective is to ensure that the Allowance is adequate to cover probable loan losses inherent in the loan portfolio at the date of each balance sheet. Management considers a number of factors in estimating the required level of the Allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and, a continuing evaluation of the economic environment. The Company's estimate of the required Allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on borrowers. Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the Allowance.

Real Estate Properties Acquired in Satisfaction of Loans

   Real estate properties acquired in satisfaction of loans are reported in foreclosed real estate and are recorded at the lower of cost or estimated fair value less selling costs. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent write-downs are included in noninterest expense along with operating income and expenses of such properties and gains or losses realized upon disposition.

Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to noninterest expenses. Depreciation generally is computed on the straight-line basis over the estimated useful lives of the assets, which generally range from three to ten years for furniture and equipment, three to five years for computer software and hardware, and ten to forty years for buildings and leasehold improvements. Leasehold improvements are generally amortized over the terms of the related leases or the lives of the assets, whichever is shorter. The costs of significant purchases, renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred and included in noninterest expense.

   Any gain or loss on the sale of an asset is treated as an adjustment to the basis of its replacement, if traded in, or as an income or expense item, if sold. Leases are accounted for as operating leases since none meet the criteria for capitalization.

Bank Owned Life Insurance

   The Company purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities. Increases in the cash surrender value are recorded in noninterest income in the Consolidated Statements of Income.

Income Taxes

   The Company and its subsidiary file a consolidated federal income tax return. Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled.

Intangible Assets

   A deposit intangible asset of $1,847,700, relating to a branch acquisition, is being amortized using the straight-line method over 15 years. The remaining unamortized balance at December 31, 2005 and 2004 was $554,284 and $677,453, respectively. Amortization expense was $123,180 for 2005, 2004, and 2003, respectively.

   The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced.

   Intangible assets are included in "Other assets" on the Consolidated Balance Sheets. Management evaluates intangible assets for impairment quarterly.

Derivative Instruments and Hedging Activities

   The Company accounts for derivative instruments and hedging activities utilizing guidelines established in FASB Statement No. 133 ("FASB No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in "Other Comprehensive Income," net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

   Management periodically reviews contracts from various functional areas of the Company to identify potential derivatives embedded within selected contracts. Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has intent to sell to an outside investor. Due to the short-term nature of these loan commitments and the minimal historical dollar amount of commitments outstanding, the corresponding impact on the Company's financial condition and results of operation has not been material.

   The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor has a notional amount of $10.0 million with a minimum interest rate of 7.00% based on US prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans. The Floor has a term of five years. This interest rate Floor is designated a cash flow hedge, as it is designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans will change whenever the repricing index changes, plus or minus a credit spread (based on each loan's underlying credit characteristics), until the maturity of the interest rate Floor. Should the Prime rate index fall below the strike level of the Floor prior to maturity, the Floor's counterparty will pay the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The fair value of the Floor will be recorded as "Other assets" and changes in the fair value will be recorded as "Other Comprehensive Income" a component of shareholders' equity.

Per Share Data

   Basic net income per share is determined by dividing net income by the weighted average number of common shares outstanding giving retroactive effect to any stock dividends and splits declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed using the treasury stock method.

Comprehensive Income

   Comprehensive income includes all changes in shareholders' equity during a period, except those relating to investments by and distributions to shareholders. The Company's comprehensive income consists of net earnings and unrealized gains and losses on securities available for sale and is presented in the statements of shareholders' equity. Accumulated other comprehensive income is displayed as a separate component of shareholders' equity.

Stock-based Compensation

   The Company uses the intrinsic value method to account for stock based compensation plans. Because the option price of stock options granted was equal to the market price of the common stock at the date of grant for all options granted, no compensation expense related to the options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

Net Income:
As reported	$2,458,437	$888,364	$924,714
Additional compensation net of related income tax	(99,572)	(81,812)	(22,727)

Pro forma	$2,358,865	$806,552	$901,987

Basic Earnings Per Share:
As reported	$0.87	$0.31	$0.33
Pro forma	0.83	0.28	0.32
Diluted Earnings Per Share:
As reported	0.87	0.31	0.32
Pro forma	0.83	0.28	0.32

   The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

Dividend yield	2.67%	2.25%	2.48% to 2.84%
Expected volatility	26.94%	18.15%	20.88%
Risk free rate	3.96% to 4.47%	4.43%	4.25% to 4.67%
Estimated life	10 years	10 years	10 years

2. CASH AND DUE FROM BANKS

   The Bank is required by the Federal Reserve System to maintain certain reserve balances based principally on deposit liabilities. At December 31, 2005 and 2004, the required reserve balances were $323,000 and $530,000, respectively. The Company sells federal funds on an unsecured basis to its correspondent banks. Average balances sold were $12.9 million in 2005 and $3.2 million in 2004.

3. INVESTMENT SECURITIES

        Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2005
AVAILABLE FOR SALE
U.S. government agency	$10,786,412	$3,225	$(49,302)	$10,740,335
Mortgage-backed securities	8,551,994	34,005	(95,874)	8,490,125
State and municipal	3,613,458	76,401	—	3,689,859
Corporate bonds	1,516,345	—	(1,874)	1,514,471

	24,468,209	113,631	(147,050)	24,434,790
Equity securities	1,633,298	3,030,815	(3,900)	4,660,213

	$26,101,507	$3,144,446	$(150,950)	$29,095,003

HELD TO MATURITY
U.S. government agency	$5,000,000	$—	$(64,050)	$4,935,950
Mortgage-backed securities	9,575,713	29,016	(98,260)	9,506,469
State and municipal	3,912,692	—	(49,832)	3,862,860

	$18,488,405	$29,016	$(212,142)	$18,305,279

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2004
AVAILABLE FOR SALE
U.S. government agency	$20,061,205	$2,797	$(150,212)	$19,913,790
Mortgage-backed securities	8,287,646	174,560	(14,320)	8,447,886
State and municipal	4,017,338	120,657	(562)	4,137,433
Corporate bonds	3,011,368	25,552	—	3,036,920

	35,377,557	323,566	(165,094)	35,536,029
Equity securities	3,255,196	3,701,667	(4,400)	6,952,463

	$38,632,753	$4,025,233	$(169,494)	$42,488,492

   Information related to unrealized losses in the portfolio as of December 31, 2005 follows:

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agency	$4,935,950	$(64,050)	$4,950,310	$(49,302)	$9,886,260	$(113,352)
Mortgage-backed securities	7,489,065	(98,260)	3,676,180	(95,874)	11,165,245	(194,134)
State and municipal	3,862,860	(49,832)	—	—	3,862,860	(49,832)
Corporate bonds	—	—	1,515,000	(1,874)	1,515,000	(1,874)
Equity securities	—	—	11,600	(3,900)	11,600	(3,900)

	$16,287,875	$(212,142)	$10,153,090	$(150,950)	$26,440,965	$(363,092)

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

   During 2004, the Company wrote down its FHLMC preferred stock securities by $497,313 to fair value to reflect what the Company considered to be an other-than-temporary impairment of those securities. At December 31, 2005, one marketable equity security had an unrealized loss with aggregate depreciation of approximately $3,900 from the Company's cost basis. No credit issues have been identified that cause management to believe the decline in market value is other than temporary. In analyzing the issuer's financial condition, management considers industry analysis reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than 24 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company's carrying value of the investment.

   All unrealized losses on U.S. government agency, mortgage-backed securities, state and municipal securities and corporate bonds as of December 31, 2005 are considered to be temporary losses, because each security will be redeemed at face value at, or prior to maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

   Contractual maturities of debt securities at December 31, 2005 and 2004 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$250,000	$250,161	$—	$—
Over one to five years	9,767,684	9,744,231	—	—
Over five to ten years	5,899,059	5,950,273	8,912,692	8,798,810
Mortgage-backed securities	8,551,466	8,490,125	9,575,713	9,506,469

	$24,468,209	$24,434,790	$18,488,405	$18,305,279

	December 31, 2004
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$18,466,830	$18,361,490	$—	$—
Over one to five years	5,840,388	5,860,698	—	—
Over five to ten years	2,782,693	2,865,955	—	—
Mortgage-backed securities	8,287,646	8,447,886	—	—

	$35,377,557	$35,536,029	$—	$—

   At December 31, 2005 and 2004, securities with an amortized cost of $32.8 million (fair value of $32.6 million) and $26.9 million (fair value of $30.1million), respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

   In 2005, 2004, and 2003, the Company realized gross gains on sales of securities of $839,859, $115,810, and $486,109, respectively. During 2004, the Company recognized an other than temporary impairment of $497,313. There were no realized losses in 2005 or 2003. Income taxes (benefit) on net security gains (losses) were $293,783, $(147,336), and $187,735, in 2005, 2004 and 2003, respectively.

4. LOANS

   Major classifications of loans at December 31 are as follows:

	2005	2004

Real estate:
Residential	$53,148,211	$55,242,018
Commercial	97,909,115	94,858,597
Construction and land development	37,415,478	17,774,874
Demand and time	56,118,527	46,168,587
Lease financing	1,936,482	3,598,003
Installment	1,415,260	2,084,215

	247,943,073	219,726,294
Allowance for loan losses	3,337,163	3,485,076

Loans, net	$244,605,910	$216,241,218

   The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

   The maturity and rate repricing distribution of the loan portfolio at December 31 is as follows:

	2005	2004

Repricing or maturing within one year	$139,326,825	$93,722,336
Maturing over one to five years	91,219,788	87,538,764
Maturing over five years	17,396,460	38,465,194

	$247,943,073	$219,726,294

   Loan balances have been adjusted by the following deferred amounts as of December 31:

	2005	2004

Deferred origination costs and premiums	$392,075	$458,177
Deferred origination fees and unearned discounts	(741,636)	(662,831)

Net deferred fees	$(349,561)	$(204,654)

   Transactions in the allowance for loan losses for the years ended December 31 were as follows:

	2005	2004	2003

Beginning balance	$3,485,076	$3,648,245	$3,578,762
Provision charged to operations	—	—	243,000
Recoveries	167,128	113,953	91,511

	3,652,204	3,762,198	3,913,273
Loans charged off	315,041	277,122	265,028

Ending balance	$3,337,163	$3,485,076	$3,648,245

   Nonperforming assets and loans past-due 90 days or more but accruing interest were as follows at December 31:

	2005	2004	2003

Nonaccrual loans	$1,413,925	$615,394	$712,116
Restructured loans	—	455,864	661,974
Foreclosed real estate	—	—	100,000

Total nonperforming assets	$1,413,925	$1,071,258	$1,474,090

Accruing loans past-due 90 days or more	$179,012	$1,567,919	$1,036,018

Unrecorded interest on nonaccrual loans	$111,413	$64,037	$54,857

Interest income recognized on nonaccrual loans	$58,718	$32,318	$30,660

   At December 31, 2005, there were no impaired loans.

   At December 31, 2004, and 2003, the Company had one impaired loan to the same borrower amounting to $455,864, and $661,974, respectively, which was classified as impaired because it had been restructured to accept interest only payments for a period of time. The average balance of impaired loans amounted to $298,406, $530,680, and $615,021, in 2005, 2004, and 2003, respectively. During 2005, 2004, and 2003, the Company received total payments on impaired loans of $601,323, $341,857, and $34,650, respectively. Of these amounts, $24,583, $75,938, and $34,650, were recorded as interest income for 2005, 2004, and 2003, respectively. The remainder was applied to reduce principal and recovery of professional fees. There was no specific allowance for this loan since the fair value of the collateral securing the loan was considered adequate to cover all principal and interest due. The Company also continued to accrue interest on this loan due to the adequacy of the collateral value.

   Loans with a balance of approximately $86.2 million and $48.2 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company serviced loans for others totaling $1.6 million and $2.4 million, respectively.

5. CREDIT COMMITMENTS

   Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2005	2004	2003

LOAN COMMITMENTS
Mortgage loans	$4,066,223	$8,899,836	$9,744,958
Construction and land development	14,913,344	9,438,961	4,290,726
Commercial loans	7,058,000	13,812,780	19,588,470

	$26,037,567	$32,151,577	$33,624,154

UNUSED LINES OF CREDIT
Home equity lines	$52,194,528	$55,883,051	$48,536,491
Commercial lines	26,095,802	25,467,308	24,667,060
Unsecured consumer lines	1,410,270	1,405,075	1,396,869

	$79,700,600	$82,755,434	$74,600,420

LETTERS OF CREDIT	$2,606,061	$2,910,330	$2,795,649

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

6. RELATED PARTY TRANSACTIONS

   The Company's executive officers and directors, or other entities, to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2005, 2004 and 2003, transactions in related party loans were as follows:

	2005	2004	2003

Beginning balance	$1,820,717	$3,209,200	$4,421,030
Additions	179,452	1,040,580	648,991
Repayments	(105,385)	(2,429,063)	(1,860,821)

Ending balance	$1,894,784	$1,820,717	$3,209,200

   A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2005, 2004, and 2003, amounts paid to the law firm in connection with those services were $220,000, $249,000, and $260,000, respectively.

   A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2005, 2004, and 2003, amounts paid to the insurance brokerage for insurance premiums were $215,000, $192,000, and $245,000, respectively.

   A director of the Company is President of an electrical company through which the Company and the Bank contracted for electrical services amounting to $3,341 in 2003. No such services were performed in 2005 or 2004.

   A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for appraisal and management services amounting to $169,000 in 2005, $739,000 in 2004, and $101,000 in 2003.

7. PREMISES AND EQUIPMENT

   A summary of premises and equipment is as follows as of December 31:

	2005	2004

Land and improvements	$909,544	$909,544
Buildings	2,885,994	2,850,977
Leasehold improvements	3,137,550	2,773,689
Equipment and fixtures	5,341,396	7,930,744

	12,274,484	14,464,954
Accumulated depreciation and amortization	(6,840,856)	(9,048,020)

	$5,433,628	$5,416,934

   Depreciation and amortization of premises and equipment was $673,022, $1,059,198, and $1,275,612, for 2005, 2004, and 2003, respectively. Amortization of software was $141,368, $72,962, and $41,811 for 2005, 2004, and 2003, respectively.

   On September 22, 2005, Wal-Mart notified the Bank of its intention to terminate the agreement for the Bank to provide ATMs at Wal-Mart, Sam's Club, and Wal-Mart supercenters in Maryland, Virginia and West Virginia. An impairment of $563,400 was recorded for the write down and cost of disposal of the ATM network. The ATMs were assets of the Electronic Banking division.

8. DEPOSITS

   Major classifications of interest-bearing deposits are as follows as of December 31:

	2005	2004

NOW and Super NOW	$33,396,380	$35,662,256
Money market	50,482,662	31,041,530
Savings	31,182,882	35,934,645
Certificates of deposit of $100,000 or more	14,990,576	9,321,990
Other time deposits	74,563,018	60,145,953

	$204,615,518	$172,106,374

   Time deposits mature as follows:

	December 31,
	2005	2004

Maturing within one year	$67,555,717	$51,131,664
Maturing over one to two years	12,087,661	9,712,718
Maturing over two to three years	3,353,809	3,936,965
Maturing over three to four years	2,445,906	1,362,043
Maturing over four to five years	4,110,501	3,324,553

	$89,553,594	$69,467,943

9. BORROWED FUNDS

   Borrowed funds consist of securities sold under repurchase agreements, federal funds purchased, borrowings from the FHLB and notes payable-U.S. Treasury. Notes payable-U.S. Treasury are U.S. Treasury and Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve on a periodic basis. Securities sold under repurchase agreements are securities sold to the Bank's customers under a continuing "roll-over" contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated from the Company's other investment securities. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

   Information with respect to borrowings is as follows at and for the years ended December 31:

	Maturity Date	2005	2004	2003

Amount outstanding at year-end:
Federal Home Loan Bank	March 26, 2008	$5,000,000	$5,000,000	$5,000,000
Federal Home Loan Bank	February 2, 2010	35,000,000	35,000,000	35,000,000
Federal Home Loan Bank	May 24, 2010	—	5,000,000	5,000,000

		$40,000,000	$45,000,000	$45,000,000

Federal funds purchased and securities sold under repurchase agreements		$9,280,348	$10,183,951	$11,951,594
Notes-payable — U.S. Treasury		$1,932,124	$1,984,714	$2,025,339
Weighted average interest rate at year-end:
Advances from the FHLB		6.67%	6.84%	6.84%
Federal funds purchased and securities sold under repurchase agreements		3.59%	1.91%%	1.22%
Notes payable — U.S. Treasury		4.17%	1.97%	0.73%
Maximum outstanding at any month-end:
Advances from the FHLB		$45,000,000	$45,000,000	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		11,742,108	13,540,231	14,733,180
Notes payable — U.S. Treasury		1,958,750	2,008,989	2,032,502
Average balance outstanding during the year:
Advances from the FHLB		$44,876,712	$45,000,000	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		8,986,714	10,102,501	12,324,539
Notes payable — U.S. Treasury		1,016,211	1,051,267	910,061
Weighted average interest rate during the year:
Advances from the FHLB		6.84%	6.84%	6.84%
Federal funds purchased and securities sold under repurchase agreements		2.66%	0.96%	0.71%
Notes payable — U.S. Treasury		3.06%	1.10%	1.04%

   Debt retirement expense of $505,839 was incurred in 2005 due to the prepayment of a $5.0 million FHLB advance that had a maturity date of May 24, 2010 and an interest rate of 7.26%.

   The Company has available unsecured federal funds lines of credit of $10 million and a secured federal funds line of credit of $10 million with other institutions. There was no balance outstanding under these lines at December 31, 2005 and 2004. These lines bear interest at the current federal funds rate of the correspondent bank.

10. OTHER NONINTEREST EXPENSES

   Other noninterest expenses include the following for the years ended December 31:

	2005	2004	2003

ATM services	$1,057,794	$1,134,848	$1,458,647
Data processing services	807,314	719,445	1,025,536
Carrier service	496,714	479,131	367,186
Marketing	355,921	287,343	187,172
Loan expenses	354,864	215,570	123,910
Employee-related expenses	345,203	306,678	294,645
Printing, stationary, and supplies	257,865	282,914	193,616
Professional services	226,965	187,784	573,684
Liability insurance	214,579	216,890	181,657
Telephone	189,990	195,867	221,363
Directors' fees	173,050	165,950	139,950
Postage and freight	167,681	228,030	208,914
Software amortization	141,368	72,962	41,811
Deposit premium amortization	123,180	123,180	123,180
Shareholder expense	111,273	91,283	36,000
Bank account charges	80,592	88,134	73,490
Other	612,460	552,638	74,685

	$5,716,813	$5,348,647	$5,325,446

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

   Information with respect to options outstanding is as follows for the years ended December 31:

	2005		2004		2003
	Shares	Option Price Range	Shares	Option Price Range	Shares	Option Price Range

Outstanding at beginning of year	193,470		174,785		179,025
Granted	53,930	$14.45 to $14.85	32,430	$16.02 to $16.22	9,930	$14.50 to $17.75
Exercised	(17,375)	$9.71 to $14.50	(8,845)	$9.71 to $15.42	(6,715)	$9.71 to $15.36
Expired/Canceled	(2,895)	$12.67 to $15.48	(4,900)	$10.94 to $18.10	(7,455)	$10.94 to $18.10

Outstanding at end of year	227,130	$9.71 to $18.10	193,470	$9.71 to $18.10	174,785	$9.71 to $18.10

Exercisable at December 31	213,550		143,919		137,580

   On December 15, 2005, the Board of Directors authorized the grant of 42,000 options to officers and the immediate vesting of such options. All outstanding options to officers where the exercise price of the option exceeded the fair market value of the Company's stock were also approved for accelerated vesting. This resulted in 75,500 options becoming vested in 2005 that would have otherwise vested in future years.

   A summary of information about stock options outstanding is as follows at December 31, 2005:

Weighted Average Exercise Price		Shares	Weighted Average Remaining Life (Years)	Shares Underlying Options Currently Exercisable

9.71$	DOT_LEADERS]_]	2,940	5.33	2,940
	10.54	630	5.16	630
	10.94	24,150	5.42	24,150
	12.11	4,830	6.33	4,830
	12.14	630	6.16	630
	12.67	21,000	6.58	21,000
	13.45	15,750	4.58	15,750
	13.45	3,580	4.33	3,580
	14.45	6,930	9.29	—
	14.50	6,090	7.33	4,060
	14.50	42,000	9.96	42,000
	14.85	5,000	9.43	5,000
	15.36	3,150	3.33	3,150
	15.42	26,670	3.35	26,670
	16.02	25,500	8.58	25,500
	16.22	6,930	8.33	2,310
	16.70	3,150	2.16	3,150
	17.75	3,000	7.92	3,000
	17.79	22,050	2.35	22,050
	18.10	3,150	2.33	3,150

	14.52	227,130	6.30	213,550

   As of December 31, 2005, the weighted average exercise price of shares underlying options currently exercisable is $14.49 per share.

12. NET INCOME PER SHARE

   The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

	2005	2004	2003

Weighted average common shares outstanding	2,827,747	2,831,880	2,825,077
Stock option adjustment	14,140	28,366	27,810

Weighted average common shares outstanding-diluted	2,841,887	2,860,246	2,852,887

Net income (applicable to common stock)	$2,458,437	$888,364	$924,714

Basic net income per share	$0.87	$0.31	$0.33

Diluted net income per share	$0.87	$0.31	$0.32

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

	2005	2004	2003

Net Income	$2,458,437	$888,364	$924,714

Other comprehensive income:
Unrealized holding gains (losses) during the period	(22,384)	(88,800)	1,217,864
Add: Security impairment write down	—	497,313	—
Less: Adjustment for security gains	(839,859)	(115,810)	(486,109)

Other comprehensive income before tax	(862,243)	292,703	731,755
Income taxes on comprehensive income	332,998	(113,042)	(282,603)

Other comprehensive income after tax	(529,245)	179,661	449,152

Comprehensive income	$1,929,192	$1,068,025	$1,373,866

14. CAPITAL STANDARDS

   The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action taken by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting procedures. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2005, the most recent notification from the Federal Reserve Bank and the FDIC categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Company's or the Bank's category.

	Actual		Minimum Capital Adequacy		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

DECEMBER 31, 2005
Total Capital (to risk-weighted assets)
Consolidated	$37,447,000	13.51%	$22,176,000	8.0%	$27,720,000	10.0%
Carrollton Bank	34,338,000	12.52%	21,945,000	8.0%	27,432,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	32,250,000	11.63%	11,088,000	4.0%	16,632,000	6.0%
Carrollton Bank	31,001,000	11.30%	10,973,000	4.0%	16,459,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	32,250,000	8.96%	14,397,000	4.0%	17,996,000	5.0%
Carrollton Bank	31,001,000	8.72%	14,223,000	4.0%	17,779,000	5.0%
DECEMBER 31, 2004
Total Capital (to risk-weighted assets)
Consolidated	32,832,000	12.74%	20,616,000	8.0%	25,770,000	10.0%
Carrollton Bank	32,680,000	12.96%	20,168,000	8.0%	25,210,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	29,677,000	11.52%	10,308,000	4.0%	15,462,000	6.0%
Carrollton Bank	29,525,000	11.71%	10,084,000	4.0%	15,126,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	29,677,000	9.41%	12,616,000	4.0%	15,770,000	5.0%
Carrollton Bank	29,525,000	9.49%	12,447,000	4.0%	15,559,000	5.0%

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

   The following table sets forth the financial status of the Plan as of and for the years ended December 31:

	2005	2004	2003

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$7,739,006	$8,820,583	$8,201,071
Service cost	—	528,407	434,987
Interest cost	477,203	545,710	544,400
Actuarial gain	61,831	69,083	21,234
Benefits paid	(333,255)	(331,542)	(381,109)
Adjustment for special event — curtailment	—	(1,893,235)	—

Benefit obligation at end of year	7,944,785	7,739,006	8,820,583

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	7,730,718	7,399,746	6,161,247
Actual return on plan assets	591,608	271,153	1,152,983
Employer contribution	—	450,000	466,625
Benefits paid and administrative expenses	(369,339)	(390,181)	(381,109)

Fair value of plan assets at end of year	7,952,987	7,730,718	7,399,746

Funded status	8,202	(8,288)	(1,420,837)
Unrecognized net actuarial (gain) loss	45,450	(15,901)	1,537,550
Unrecognized prior service cost	—	—	73,501

Prepaid (accrued) benefit cost	$53,652	$(24,189)	$190,214

ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT OBLIGATION WERE AS FOLLOWS FOR THE YEARS ENDED DECEMBER 31:
Discount rates	6.25%	6.25%	6.75%
Rates of increase in compensation levels	N/A	4.25%	5.50%
Long-term rate of return on assets	8.00%	8.00%	9.00%
NET PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
Service cost	$—	$528,407	$434,987
Interest cost	477,203	545,710	544,400
Estimated return on assets	(555,044)	(558,384)	(538,297)
Net amortization and deferral	—	148,670	166,460

Net pension expense (benefit)	$(77,841)	$664,403	$607,550

ACCUMULATED BENEFIT OBLIGATION AT YEAR END	$7,944,785	$7,739,006	$7,089,425

ALLOCATION OF ASSETS
Equity securities	$4,102,673	$3,715,646	$3,361,235
Fixed income-guaranteed fund	3,850,314	4,015,072	4,038,511

	$7,952,987	$7,730,718	$7,399,746

   Benefits expected to be paid from the Plan are as follows:

Year	Amount

2006	$337,182
2007	341,073
2008	373,015
2009	371,978
2010	400,668
2011-2015	2,480,820

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

   The Company has a contributory thrift plan qualifying under Section 401(K) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company then contributes 3% of the employee's salary quarterly to the Plan for the employee's benefit. The Company also matches 50% of the employee 401(K) contribution up to 6% of employee compensation. Contributions to this Plan, included in employee benefit expenses, were $292,080, $92,485, and $70,678, for 2005, 2004, and 2003, respectively.

16. CONTINGENCIES

   The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position or results of operations..

17. INCOME TAXES

   The components of income tax expense are as follows for the years ended December 31:

	2005	2004	2003

CURRENT
Federal	$989,907	$428,205	$577,840
State	179,255	91,038	14,468

	1,169,162	519,243	592,308
DEFERRED	153,209	(198,755)	(253,808)

	$1,322,371	$320,488	$338,500

   The components of the deferred tax benefits were as follows for the years ended December 31:

	2005	2004	2003

Provision for loan losses	$57,124	$62,425	$(26,244)
Deferred loan origination costs	(4,812)	6,794	(39,382)
Deferred compensation plan	(227)	3,128	4,099
Depreciation	(120,334)	7,004	(136,195)
Discount accretion	(666)	(2,140)	(1,661)
Retirement benefits	30,062	(83,904)	(54,425)
Impairment loss provisions	192,062	(192,062)	—

	$153,209	$(198,755)	$(253,808)

   The components of the net deferred tax liability were as follows for the years ended December 31:

	2005	2004	2003

DEFERRED TAX ASSETS
Allowance for loan losses	$1,053,678	$1,110,802	$1,173,227
Deferred compensation plan	206,892	206,665	209,793
Depreciation	27,522	—	—
Accrued retirement benefits	—	9,342	—

	1,288,092	1,326,809	1,383,020

DEFERRED TAX LIABILITIES
Prepaid retirement benefits	20,720	—	74,562
Deferred loan origination costs	127,072	131,884	125,090
Unrealized gains on available for sale investment securities	1,156,088	1,297,024	1,376,044
Depreciation	—	92,812	85,808
Discount accretion	3,166	3,832	5,972
FHLB Stock dividends	2,019	2,019	2,019

	1,309,065	1,527,571	1,669,495

NET DEFERRED TAX LIABILITY	$(20,973)	$(200,762)	$(286,475)

   The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Tax-exempt income	(3.4)	(10.2)	(9.3)
State income taxes, net of federal income tax benefit	4.0	1.9	1.5
Nondeductible expense	0.4	0.8	0.6

	35.0%	26.5%	26.8%

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

   The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $947,957, $779,709, and $615,032, for 2005, 2004, and 2003, respectively.

   Lease obligations will require minimum rent payments as follows:

Period	Minimum rentals

2006	$723,851
2007	687,378
2008	612,609
2009	527,006
2010	502,782
Remaining years	5,026,850

$8,080,476

19. PARENT COMPANY FINANCIAL INFORMATION

   The balance sheets as of December 31, 2005 and 2004 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2005, 2004, and 2003, are presented below:

BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Cash	$22,094	$23,413
Interest-bearing deposits in subsidiary	217,679	60,765
Investment in subsidiary	31,536,069	30,296,137
Investment securities available for sale	4,660,213	5,579,821
Other assets	25,813	25,740

	$36,461,868	$35,985,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$1,821,703	$1,770,596

Shareholders' Equity
Common Stock	2,809,698	2,834,823
Additional Paid-in Capital	18,425,528	18,774,448
Retained earnings	11,567,531	10,239,356
Accumulated other comprehensive income	1,837,408	2,366,653

	34,640,165	34,215,280

	$36,461,868	$35,985,876

STATEMENTS OF INCOME

	Years ended December 31,
	2005	2004	2003

INCOME
Dividends from subsidiary	$608,827	$588,273	$258,840
Interest and dividends	138,592	132,490	157,236
Security gains	766,772	—	462,778

	1,514,191	720,763	878,854
EXPENSES	163,639	105,403	86,855

Income before income taxes and equity in undistributed net income of subsidiary	1,350,552	615,360	791,999
Income tax expense (benefit)	249,895	(21,691)	171,968

	1,100,657	637,051	620,031
Equity in undistributed net income of subsidiary	1,357,780	251,313	304,683

Net Income	$2,458,437	$888,364	$924,714

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,458,437	$888,364	$924,714
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Equity in undistributed net income of subsidiary	(1,357,780)	(251,313)	(304,683)
Security gains	(766,772)	—	(462,778)
Income tax benefit from exercise of stock options	18,166	21,293	—
Decrease (increase) in other assets	(74)	662	(26,401)
Increase (decrease) in other liabilities	309,958	(99,454)	289,445

Net cash provided by operating activities	661,935	559,552	420,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	(100,000)	—
Proceeds from sales of securities available for sale	1,016,133	—	719,381

Net cash provided by (used in) investing activities	1,016,133	(100,000)	719,381

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,130,262)	(1,076,433)	(1,016,785)
Common stock repurchase and retirement	(599,250)	(32,655)	—
Stock options exercised	207,039	110,168	76,722

Net cash used in financing activities	(1,522,473)	(998,920)	(940,063)

Net increase (decrease) in cash	155,595	(539,368)	199,615
Cash at beginning of year	84,178	623,546	423,931

Cash at end of year	$239,773	$84,178	$623,546

NONCASH ACTIVITIES:
Income taxes paid, net of cash received from subsidiaries	$36,615	$53,475	$147,417

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and cash equivalents

        The carrying amount of cash and due from banks is a reasonable estimate of fair value.

Federal funds sold and Federal Home Loan Bank deposit

        The carrying amount of federal funds sold and Federal Home Loan Bank deposit is a reasonable estimate of fair value.

Investment Securities

        The fair values of securities held to maturity and securities available for sale are based upon quoted market prices or dealer quotes.

Loans held for sale

        The fair value of residential mortgage loans originated for sale is estimated by discounting future cash flows using current rates for which similar loans would be made to borrowers with similar credit histories.

Loans, net

        The fair value of loans receivable is estimated by discounting future cash flows using current rates for which similar loans would be made to borrowers with similar credit histories.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposit liabilities

        The fair value of demand deposits and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal funds purchased and securities sold under agreements to repurchase

        The carrying amount of federal funds purchased and securities sold under agreements to repurchase is a reasonable estimate of fair value.

Advances from the FHLB

        The fair value of long-term FHLB advances is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

Commitments to extend credit, standby letters of credit and financial guarantees written

        The Company charges fees for commitments to extend credit. Interest rates on loans for which these commitments are extended are normally committed for periods of less than one month. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.

	December 31, 2005		December 31, 2004
	Carrying amount	Fair value	Carrying amount	Fair value

FINANCIAL ASSETS
Cash and cash equivalents	$39,090,565	$39,090,565	$34,192,544	$34,192,544
Investment securities (total)	47,583,408	47,400,282	42,488,492	42,488,492
Federal Home Loan Bank stock	2,431,600	2,431,600	2,622,900	2,622,900
Loans held for sale	13,767,109	13,798,773	10,219,729	10,438,684
Loans, net	244,605,910	245,175,511	216,241,218	218,555,856
FINANCIAL LIABILITIES
Noninterest-bearing deposits	67,010,985	67,010,985	53,739,771	53,739,771
Interest-bearing deposits	204,615,518	204,132,515	172,106,374	172,460,896
Federal funds purchased and securities sold under agreements to repurchase	9,280,348	9,280,348	10,183,951	10,183,951
Notes payable-U.S. Treasury	1,932,124	1,932,124	1,984,714	1,984,714
Advances from the Federal Home Loan Bank	40,000,000	42,069,827	45,000,000	50,629,817

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

   The Brokerage segment provides full service brokerage services for stocks, bonds, mutual funds and annuities.

   The Mortgage Unit segment provides residential mortgage lending products and services.

   Segment information for the Company for 2005 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$17,177,300	$—	$—	$1,366,403	$18,543,703	$527,676	$19,071,379
Interest expense	(6,741,963)	(105,444)	—	—	(6,847,407)	(527,676)	(7,375,083)

Net interest income	10,435,337	(105,444)	—	1,366,403	11,696,296	—	11,696,296
Provision for loan losses	—	—	—	—	—	—	—
Noninterest income	2,466,304	4,871,076	667,510	2,713,746	10,718,636	—	10,718,636
Intersegment income	598,180	—	2,906	(512,785)	88,301	(88,301)	—
Noninterest expenses	(11,919,891)	(3,727,831)	(412,222)	(2,662,481)	(18,722,425)	88,301	(18,634,124)

Income before income taxes	1,579,930	1,037,801	258,194	904,883	3,780,808	—	3,780,808
Income taxes	(472,393)	(400,798)	(99,714)	(349,466)	(1,322,371)	—	(1,322,371)

Net income	$1,107,537	$637,003	$158,480	$555,417	$2,458,437	$—	$2,458,437

Segment assets	$358,760,082	$3,691,629	$82,512	$23,749,243	$386,283,466	$(25,816,320)	$360,467,146
Expenditures for segment purchases of premises, equipment and software	$655,832	$211,910	$—	$35,201	$902,943	$—	$902,943

   A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2005:

Total segment assets	$386,283,466
Elimination of intersegment loans	(25,065,528)
Elimination of intersegment deposit accounts	(750,792)

$360,467,146

   Segment information for the Company for 2004 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated

Interest income	$12,967,518	$—	$—	$1,871,921	$14,839,439	$660,884	$15,500,323
Interest expense	(4,546,465)	(114,273)	—	—	(4,660,738)	(660,884)	(5,321,622)

Net interest income	8,421,053	(114,273)	—	1,871,921	10,178,701	—	10,178,701
Provision for loan losses	—	—	—	—	—	—	—
Noninterest income	996,456	4,714,411	644,802	2,425,482	8,781,151	—	8,781,151
Intersegment income	665,091	—	2,615	(651,657)	16,049	(16,049)	—
Noninterest expenses	(10,588,278)	(3,504,470)	(482,356)	(3,191,945)	(17,767,049)	16,049	(17,751,000)

Income before income taxes	(505,678)	1,095,668	165,061	453,801	1,208,852	—	1,208,852
Income taxes	348,411	(423,147)	(70,495)	(175,257)	(320,488)	—	(320,488)

Net income	$(157,267)	$672,521	$94,566	$278,544	$888,364	$—	$888,364

Segment assets	$316,116,470	$4,999,471	$168,524	$20,374,769	$341,659,234	$(22,536,102)	$319,123,132
Expenditures for segment purchases of premises, equipment and software	$1,466,051	$349,932	$37,297	$82,084	$1,935,364	$—	$1,935,364

   A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2004:

Total segment assets	$341,659,234
Elimination of intersegment loans	(21,988,401)
Elimination of intersegment deposit accounts	(547,701)

$319,123,132

22. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$4,275,029	$4,512,073	$4,957,555	$5,326,722
Interest expense	(1,555,268)	(1,766,890)	(1,937,526)	(2,115,399)

Net interest income	2,719,761	2,745,183	3,020,029	3,211,323
Gains on security sales	73,087	—	766,772	—
Other noninterest income	2,255,502	2,649,218	2,615,235	2,358,822
Noninterest expenses	(4,367,243)	(4,435,408)	(4,736,498)	(5,094,975)

Income before income taxes	681,107	958,993	1,665,538	475,170
Income taxes	(268,511)	(324,661)	(629,609)	(99,590)

Net income	$412,596	$634,332	$1,035,929	$375,580

Net income per share — basic	$0.15	$0.22	$0.37	$0.13

Cash dividends per share	$0.10	$0.10	$0.10	$0.10

Market prices: high	$17.00	$17.00	$16.29	$15.00

low	$14.12	$14.25	$13.95	$14.00

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$3,790,140	$3,811,468	$3,867,106	$4,031,609
Interest expense	(1,276,800)	(1,275,781)	(1,317,334)	(1,451,707)

Net interest income	2,513,340	2,535,687	2,549,772	2,579,902
Gains on security sales	115,810	—	—	—
Other noninterest income	1,954,704	2,155,806	2,191,752	2,363,079
Noninterest expenses	(4,171,692)	(4,167,106)	(4,540,898)	(4,871,304)

Income before income taxes	412,162	524,387	200,626	71,677
Income taxes	(105,190)	(169,247)	(51,744)	5,693

Net income	$306,972	$355,140	$148,882	$77,370

Net income per share — basic	$0.11	$0.13	$0.05	$0.02

Cash dividends per share	$0.09	$0.09	$0.10	$0.10

Market prices: high	$18.21	$18.13	$17.20	$17.80

low	$17.80	$15.65	$14.80	$15.70

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

   There have been no changes in or disagreements with accountants, on accounting and financial disclosure during 2005.

ITEM 9A: CONTROLS AND PROCEDURES

   The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective based on the evaluation of these controls and procedures by the Company's management, including our principal executive and principal financial officers, as of December 31, 2005. There were no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

   None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS OF THE REGISTRANT

   The information required by this Item is incorporated by reference into this Item 10 the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006.

ITEM 11: EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the information appearing under the captions "Executive Compensation," "Long-Term Incentive Plan," and "Retirement Plans" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information required by this Item is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is hereby incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual meeting of Shareholders to be held on April 18, 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

   The information required by this Item is hereby incorporated by reference to the information appearing under the caption "Audit Fees and Services" in the Company's definitive Proxy Statement for the Annual meeting of Shareholders to be held on April 18, 2006.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  1.
  Financial Statements

  Carrollton Bancorp and Subsidiaries:

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2005 and 2004

  Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003

  Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

  Notes to Consolidated Financial Statements
  2.
  Financial Statement Schedules

  None
  3.
  Exhibits

Exhibit Number	Description

$_$_DATA_CELL,3,1,1 $_$_DATA_CELL,4,1,1   3(i) $_$_DATA_CELL,4,2,1 Articles of Incorporation of Carrollton Bancorp* $_$_DATA_CELL,5,1,1   3(ii) $_$_DATA_CELL,5,2,1 By-Laws of Carrollton Bancorp* $_$_DATA_CELL,6,1,1 10.1 $_$_DATA_CELL,6,2,1 Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.* $_$_DATA_CELL,7,1,1 10.2 $_$_DATA_CELL,7,2,1 Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.* $_$_DATA_CELL,8,1,1 10.3 $_$_DATA_CELL,8,2,1 Lease dated October 30, 1959 between Amcap, Inc. and The Carrollton Bank of Baltimore, as amended.* $_$_DATA_CELL,9,1,1 10.4 $_$_DATA_CELL,9,2,1 Lease dated August 3, 1976 between Amcap, Inc. and The Carrollton Bank of Baltimore.* $_$_DATA_CELL,10,1,1 10.7 $_$_DATA_CELL,10,2,1 Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.* $_$_DATA_CELL,11,1,1 10.8 $_$_DATA_CELL,11,2,1 Lease dated August 11, 1994 by and between KIMCO and Carrollton Bank.** $_$_DATA_CELL,12,1,1 10.9 $_$_DATA_CELL,12,2,1 Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.** $_$_DATA_CELL,13,1,1 10.10 $_$_DATA_CELL,13,2,1 Employment agreement with Robert A. Altieri*** $_$_DATA_CELL,14,1,1 10.11 $_$_DATA_CELL,14,2,1 Employment agreement with Gary M. Jewell*** $_$_DATA_CELL,15,1,1 10.12 $_$_DATA_CELL,15,2,1 Lease dated January 15, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 114, 115, 116) $_$_DATA_CELL,16,1,1 10.13 $_$_DATA_CELL,16,2,1 Lease dated June 17, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 211) $_$_DATA_CELL,17,1,1 10.14 $_$_DATA_CELL,17,2,1 Lease dated February 15, 2005 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suites 213,214,215,216) $_$_DATA_CELL,18,1,1 10.15 $_$_DATA_CELL,18,2,1 Lease dated February 18, 2005 by and between Broadway 205 Associates, LLP and Carrollton Mortgage Services, Inc. $_$_DATA_CELL,19,1,1 10.16 $_$_DATA_CELL,19,2,1 Lease dated October 26, 2005 by and between Arthur Lea Stabler and Helen H. Stabler and Carrollton Bank $_$_DATA_CELL,20,1,1 10.17 $_$_DATA_CELL,20,2,1 Lease dated June 11, 2004 by and between Mario J. Orlando and Matthew J. Salafia and Carrollton Mortgage Services, Inc. $_$_DATA_CELL,21,1,1 10.18 $_$_DATA_CELL,21,2,1 Lease dated November 4, 2003 by and between Hickory Crossing, LLC and Carrollton Bank $_$_DATA_CELL,22,1,1 10.19 $_$_DATA_CELL,22,2,1 Lease dated October 31, 1997 between The Avenue at White Marsh, LLC and Carrollton Bank $_$_DATA_CELL,23,1,1 21.1 $_$_DATA_CELL,23,2,1 Subsidiaries of Carrollton Bancorp $_$_DATA_CELL,24,1,1 23.1 $_$_DATA_CELL,24,2,1 Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a) $_$_DATA_CELL,25,1,1 31.1 $_$_DATA_CELL,25,2,1 Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a) $_$_DATA_CELL,26,1,1 31.2 $_$_DATA_CELL,26,2,1 Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a) $_$_DATA_CELL,27,1,1 32.1 $_$_DATA_CELL,27,2,1 Certification by the Principal Executive Officer $_$_DATA_CELL,28,1,1 32.2 $_$_DATA_CELL,28,2,1 Certification by the Principal Financial Officer $_$_DATA_CELL,29,1,1

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

**
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).

***
Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (1934 Act File No.: 000-23090)

SIGNATURES

   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP
(Registrant)

March 1, 2006	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

   Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 1, 2006	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

March 1, 2006	By: /s/ James M. Uveges James M. Uveges (Principal financial and accounting officer) Senior Vice President and Chief Financial Officer
Board of Directors
March 1, 2006	By: /s/ Robert J. Aumiller Robert J. Aumiller Director
March 1, 2006	By: /s/ Steven K. Breeden Steven K. Breeden Director
March 1, 2006	By: /s/ Albert R. Counselman Albert R. Counselman Chairman of the Board
March 1, 2006	By: /s/ Harold I. Hackerman Harold I. Hackerman Director
March 1, 2006	By: /s/ John P. Hauswald John P. Hauswald Director

March 1, 2006	By: /s/ David P. Hessler David P. Hessler Director
March 1, 2006	By: /s/ Howard S. Klein Howard S. Klein Director
March 1, 2006	By: /s/ Ben F. Mason Ben F. Mason Director
March 1, 2006	By: /s/ Charles E. Moore, Jr. Charles E. Moore, Jr. Director
March 1, 2006	By: /s/ John Paul Rogers John Paul Rogers Director
March 1, 2006	By: /s/ William C. Rogers, Jr. William C. Rogers, Jr. Director

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3(i)	Articles of Incorporation of Carrollton Bancorp	*
3(ii)	By-Laws of Carrollton Bancorp	*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.3	Lease dated October 30, 1959 between Amcap, Inc. and The Carrollton Bank of Baltimore, as amended.	*
10.4	Lease dated August 3, 1976 between Amcap, Inc. and The Carrollton Bank of Baltimore.	*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.	*
10.8	Lease dated August 11, 1994 by and between KIMCO and Carrollton Bank.	**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.	**
10.10	Employment agreement with Robert A. Altieri	***
10.11	Employment agreement with Gary M. Jewell	***
10.12	Lease dated January 15, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 114, 115, 116)
10.13	Lease dated June 17, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 211)
10.14	Lease dated February 15, 2005 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suites 213,214,215,216)
10.15	Lease dated February 18, 2005 by and between Broadway 205 Associates, LLP and Carrollton Mortgage Services, Inc.
10.16	Lease dated October 26, 2005 by and between Arthur Lea Stabler and Helen H. Stabler and Carrollton Bank
10.17	Lease dated June 11, 2004 by and between Mario J. Orlando and Matthew J. Salafia and Carrollton Mortgage Services, Inc.
10.18	Lease dated November 4, 2003 by and between Hickory Crossing, LLC and Carrollton Bank
10.19	Lease dated October 31, 1997 between The Avenue at White Marsh, LLC and Carrollton Bank
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm required by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(a)
31.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by Principal Financial Officer
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
ITEM 1: BUSINESS
ITEM 1A: RISK FACTORS
ITEM 2: PROPERTIES
ITEM 3: LEGAL PROCEEDINGS
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
PART II
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6: SELECTED FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A: CONTROLS AND PROCEDURES
ITEM 9B: OTHER INFORMATION
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS OF THE REGISTRANT
ITEM 11: EXECUTIVE COMPENSATION
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX