Form 10-K/A
period 2005-12-31
CARROLLTON BANCORP
filed 2006-03-27
CIK 859222

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23090

CARROLLTON BANCORP
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1660951 (I.R.S. Employer Identification No.)

344 N. Charles St. Baltimore, MD 21201
(Address of principal executive offices)

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

        On February 23, 2006, 2,812,848 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Company's Proxy Statement for Annual Meeting of Shareholders to be held on April 18, 2006, is incorporated by reference in this Form 10-K in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14.

EXPLANATORY NOTE TO AMENDED REPORT ON FORM 10-K/A

        This Annual Report on Form 10-K/A ("Amendment No. 1") is being filed by Carrollton Bancorp (the "Company") to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 23, 2005.

        The amendment is being filed to correct coding errors on Part IV, Item 15: Exhibits and Financial Statement Schedules.

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

  Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003

  Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

  Notes to Consolidated Financial Statements
  2.
  Financial Statement Schedules

  None
  3.
  Exhibits

Exhibit Number	Description

3(i)	Articles of Incorporation of Carrollton Bancorp*
3(ii)	By-Laws of Carrollton Bancorp*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.*
10.3	Lease dated October 30, 1959 between Amcap, Inc. and The Carrollton Bank of Baltimore, as amended.*
10.4	Lease dated August 3, 1976 between Amcap, Inc. and The Carrollton Bank of Baltimore.*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.*
10.8	Lease dated August 11, 1994 by and between KIMCO and Carrollton Bank.**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.**
10.10	Employment agreement with Robert A. Altieri***
10.11	Employment agreement with Gary M. Jewell***
10.12	Lease dated January 15, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 114, 115, 116)
10.13	Lease dated June 17, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 211)
10.14	Lease dated February 15, 2005 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suites 213,214,215,216)
10.15	Lease dated February 18, 2005 by and between Broadway 205 Associates, LLP and Carrollton Mortgage Services, Inc.
10.16	Lease dated October 26, 2005 by and between Arthur Lea Stabler and Helen H. Stabler and Carrollton Bank
10.17	Lease dated June 11, 2004 by and between Mario J. Orlando and Matthew J. Salafia and Carrollton Mortgage Services, Inc.
10.18	Lease dated November 4, 2003 by and between Hickory Crossing, LLC and Carrollton Bank
10.19	Lease dated October 31, 1997 between The Avenue at White Marsh, LLC and Carrollton Bank
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by the Principal Financial Officer
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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE TO AMENDED REPORT ON FORM 10-K/A
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