Form 10-Q
period 2006-03-31
CARROLLTON BANCORP
filed 2006-05-12
CIK 859222

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                             -----------------------

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                    For the transition period from     to

                         Commission file number 0-23090


                               CARROLLTON BANCORP
             (Exact name of registrant as specified in its charter)


            MARYLAND                                              52-1660951
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer.
                                 Yes |_| No |X|

     State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,813,268 common shares outstanding at May 4, 2006

================================================================================

PART I

ITEM 1. FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,       December 31,
                                                                  2006          2005
                                                             --------------- --------------
                                                              (unaudited)
ASSETS
Cash and due from banks                                      $   19,390,642  $  27,235,233
Federal funds sold and Federal Home Loan Bank deposit            13,602,449     11,855,332
Federal Home Loan Bank stock, at cost                             2,289,500      2,431,600
Investment securities
       Available for sale                                        29,467,302     29,095,003
       Held to maturity                                          19,615,848     18,488,405
Loans held for sale                                              10,139,887     13,767,109
Loans, less allowance for loan losses of $3,345,957
 in 2006 and $3,337,163 in 2005                                 241,650,953    244,605,910
Premises and equipment                                            5,344,244      5,433,628
Accrued interest receivable                                       1,560,218      1,418,829
Prepaid income taxes                                                     --        256,482
Bank owned life insurance                                         4,163,824      4,123,544
Deferred income taxes                                               886,617             --
Other assets                                                      1,449,952      1,756,071
                                                             --------------- --------------
                                                             $  349,561,436  $ 360,467,146
                                                             =============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                       $   63,768,939  $  67,010,985
   Interest-bearing                                             206,988,744    204,615,518
                                                             --------------- --------------
     Total deposits                                             270,757,683    271,626,503
Federal funds purchased and securities sold under
  agreement to repurchase                                         8,083,896      9,280,348
Notes payable - U.S. Treasury                                       126,603      1,932,124
Advances from the Federal Home Loan Bank                         35,000,000     40,000,000
Accrued interest payable                                            314,396        581,863
Deferred income taxes                                                    --         20,973
Other liabilities                                                 1,543,077      2,385,170
                                                             --------------- --------------
                                                                315,825,655    325,826,981
                                                             --------------- --------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized 10,000,000
  shares; issued and outstanding 2,813,268 in 2006 and
  2,809,698 in 2005                                               2,813,268      2,809,698
Additional paid-in capital                                       18,463,301     18,425,528
Retained earnings                                                12,125,977     11,567,531
Accumulated other comprehensive income                              333,235      1,837,408
                                                             --------------- --------------
                                                                 33,735,781     34,640,165
                                                             --------------- --------------
                                                             $  349,561,436  $ 360,467,146
                                                             =============== ==============

          See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended March 31,
                                                               -----------------------------
                                                                   2006           2005
                                                               -------------- --------------
                                                                (unaudited)    (unaudited)
Interest income:
   Interest and fees on loans                                  $   4,772,390  $   3,867,805
   Interest and dividends on securities:
     Taxable                                                         485,224        241,158
     Nontaxable                                                       82,754         42,461
     Dividends                                                        45,411         64,959
   Federal funds sold and interest-bearing deposits
    with other banks                                                 180,927         58,646
                                                               -------------- --------------
     Total interest income                                         5,566,706      4,275,029
                                                               -------------- --------------
Interest expense:
   Deposits                                                        1,370,334        745,783
   Borrowings                                                        712,651        809,485
                                                               -------------- --------------
     Total interest expense                                        2,082,985      1,555,268
                                                               -------------- --------------
     Net interest income                                           3,483,721      2,719,761
Provision for loan losses                                                 --             --
                                                               -------------- --------------
     Net interest income after provision for loan losses           3,483,721      2,719,761
                                                               -------------- --------------
Noninterest income:
   Service charges on deposit accounts                               342,418        239,677
   Brokerage commissions                                             148,793        162,233
   Electronic Banking fees                                           593,138      1,285,504
   Mortgage banking fees and gains                                   598,860        484,023
   Other fees and commissions                                         99,866         84,065
   Security gains, net                                             2,157,176         73,087
                                                               -------------- --------------
     Total noninterest income                                      3,940,251      2,328,589
                                                               -------------- --------------
Noninterest expenses:
   Salaries                                                        1,856,820      1,771,031
   Employee benefits                                                 438,620        387,263
   Occupancy                                                         440,110        463,718
   Furniture and equipment                                           160,147        279,834
   Prepayment penalty                                              2,251,800             --
   Other noninterest expenses                                        941,471      1,465,397
                                                               -------------- --------------
     Total noninterest expenses                                    6,088,968      4,367,243
                                                               -------------- --------------
     Income before income taxes                                    1,335,004        681,107
Income tax provision                                                 467,146        268,511
                                                               -------------- --------------
     Net income                                                $     867,858  $     412,596
                                                               ============== ==============
Net income per share - basic                                   $        0.31  $        0.15
                                                               ============== ==============
Net income per share - diluted                                 $        0.31  $        0.14
                                                               ============== ==============

          See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Three Months Ended March 31, 2006 and 2005 (unaudited)

                                                                                 Accumulated
                                                     Additional                     Other
                                         Common       Paid-on       Retained    Comprehensive    Comprehensive
                                         Stock        Capital       Earnings       Income           Income
                                       ----------  --------------- -----------  --------------  ----------------
Balance December 31, 2004             $ 2,834,823    $18,774,448   $10,239,356   $ 2,366,653
Net income                                     --             --       412,596            --       $  412,596
Net unrealized gains (losses) on
   available for sale securities,
   net of tax                                  --             --            --      (210,064)        (210,064)
                                                                                                ----------------
Comprehensive income                                                                               $  202,532
                                                                                                ================

Stock options exercised including
   tax benefit of $ 15,412                 14,950        162,585            --            --

Cash dividends, $0.10 per share                --             --      (283,483)           --
                                       ----------  --------------- -----------  --------------
Balance March 31, 2005                $ 2,849,773    $18,937,033   $10,368,469   $ 2,156,589
                                       ==========  =============== ===========  ==============

Balance December 31, 2005             $ 2,809,698    $18,425,528   $11,567,531    $1,837,408
Net income                                     --             --       867,858            --        $ 867,858
Net unrealized gains (losses) on
   available for sale securities,
   net of tax                                  --             --            --    (1,504,173)      (1,504,173)
                                                                                                ----------------
Comprehensive income                                                                                $(636,315)
                                                                                                ================

Stock options exercised including
   tax benefit of $5,210                    3,570         36,480            --            --
Stock-based compensation                       --          1,293            --            --
Cash dividends, $0.11 per share                --             --      (309,412)           --
                                       ----------  --------------- -----------  --------------
Balance March 31, 2006                 $2,813,268    $18,463,301   $12,125,977     $ 333,235
                                       ==========  =============== ===========  ==============


          See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2006 and 2005

                                                                              Three Months Ended March 31,
                                                                             -----------------------------
                                                                                 2006           2005
                                                                             -------------- --------------
                                                                              (unaudited)    (unaudited)
Cash flows from operating activities:
   Net income                                                                $     867,858  $     412,596
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                 215,170        219,361
     Deferred income taxes                                                         (36,722)       192,063
     Amortization of premiums and discounts                                         16,028         59,663
     Gains on disposal of securities                                            (2,157,176)       (73,087)
     Loans held for sale made, net of principal sold                             3,627,222       (506,714)
     Gains on sale and write-down of premises and equipment                             --         (4,000)

     (Increase) decrease in:
        Accrued interest receivable                                               (141,389)       (31,765)
        Prepaid income taxes                                                       256,482         14,362
        Cash surrender value of bank owned life insurance                          (40,280)        52,648
        Other assets                                                               275,327        460,483
     Increase (decrease) in:
        Accrued interest payable                                                  (267,467)        12,217
        Other liabilities                                                         (840,800)      (268,112)
                                                                             -------------- --------------
          Net cash provided by operating activities                              1,774,253        539,715
                                                                             -------------- --------------
Cash flows from investing activities:
        Proceeds from sales of securities available for sale                     2,766,852      1,372,537
        Proceeds from maturities of securities available for sale                3,720,768      2,511,031
        Redemption (purchase) of Federal Home Loan Bank stock, net                 142,100        (33,700)
        Purchase of securities available for sale                               (4,794,970)            --
        Purchase of securities held to maturity                                 (3,426,286)            --
        Loans made, net of principal collected                                   2,954,957    (11,075,721)
        Purchase of premises and equipment                                         (94,993)      (457,056)
                                                                             -------------- --------------
          Net cash provided by (used in) investing activities                    1,268,428     (7,682,909)
                                                                             -------------- --------------
Cash flows from financing activities:
        Net increase  in time deposits                                           1,166,742      7,952,950
        Net increase (decrease) in other deposits                               (2,035,562)    10,259,723
        Payment of Federal Home Loan Bank advances                              (5,000,000)            --
        Net decrease in other borrowed funds                                    (3,001,972)    (1,163,044)
        Dividends paid                                                            (309,412)      (283,483)
        Stock options exercised                                                     34,840        177,535
        Income tax benefit from exercise of stock options                            5,210             --
                                                                             -------------- --------------
          Net cash provided by (used in) financing activities                   (9,140,155)    16,943,682
                                                                             -------------- --------------
Net (decrease) increase in cash and cash equivalents                            (6,097,474)     9,800,488
Cash and cash equivalents at beginning of period                                39,090,565     34,192,544
                                                                             -------------- --------------
Cash and cash equivalents at end of period                                   $  32,993,091  $  43,993,032
                                                                             ============== ==============
Supplemental information:
   Interest paid on deposits and borrowings                                  $   2,350,452  $   1,543,051
   Income taxes paid                                                               323,453        194,257



          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Information as of and for the three months ended March 31, 2006 and 2005 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements prepared for Carrollton Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2005 Annual Report on Form 10-K Filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company's subsidiary, Carrollton Bank, Carrollton Bank's wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. ("CMSI") and Carrollton Financial Services, Inc. ("CFS"), and Carrollton Bank's 96.4% owned subsidiary, Carrollton Community Development Corporation ("CCDC") (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that will be achieved for the entire year.

     Certain amounts for 2005 have been reclassified to conform to the 2006 presentation.

NOTE 2 - NET INCOME PER SHARE

     The calculation of net income per share as restated giving retroactive effect to any stock dividends and splits is as follows:

                                                       Three Months Ended
                                                           March 31,
                                                   ---------------------------
                                                       2006          2005
                                                   ------------- -------------
Basic:
   Net income                                      $    867,858  $    412,596
   Average common shares outstanding                  2,811,735     2,840,682
   Basic net income per share                      $       0.31  $       0.15
                                                   ============= =============
Diluted:
   Net income                                      $    867,858  $    412,596
   Average common shares outstanding                  2,811,735     2,840,682
   Stock option adjustment                               16,040        10,476
                                                   ------------- -------------
   Average common shares outstanding - diluted        2,827,775     2,851,158
   Diluted net income per share                    $       0.31  $       0.14
                                                   ============= =============

NOTE 3 - STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment, ("SFAS No. 123R"), which requires companies to recognize expense related to the fair value of our stock-based compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter ended March 31, 2006 includes: a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant.

     In December 2005, the Company authorized the grant of 42,000 options to officers and the immediate vesting of such options. All outstanding options to officers where the exercise price of the option exceeded the fair market value of the Company's stock were also approved for accelerated vesting. This resulted in 75,500 options becoming vested in 2005 that would have otherwise vested in future years.

     As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $1,293 during the first quarter of 2006. As of March 31, 2006, there was $5,029 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

      The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," prior to January 1, 2006:

                                                                Quarter ended
                                                                March 31, 2005
                                                                -------------

Net income, as reported                                         $    412,596
Less: pro forma stock option compensation
  expense, net of tax                                                (16,338)
                                                                -------------
Pro forma net income                                            $    396,258

Earnings per share:
      Basic - as reported                                       $       0.15
      Basic - pro forma                                                 0.14
      Diluted - as reported                                             0.14
      Diluted - pro forma                                               0.14


     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award. No shares were granted in the first three months of 2006 or 2005.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company enters into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

     Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of March 31, 2006, the market value of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

     Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

                                                  March 31,       March 31,
                                                    2006            2005
                                                --------------  --------------
Loan commitments                               $   26,393,000  $   31,696,000
Unused lines of credit                             92,746,000     100,761,000
Letters of credit                                   2,447,000       2,859,000


NOTE 5 - RETIREMENT PLANS

     The Company has a defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee's highest average rate of earnings for the three consecutive years during the last five full years before retirement. The Company's funding policy is to contribute annually the amount recommended by the Plan's independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company. Effective December 31, 2004, the Company froze the Plan. Participants' benefits stopped accruing as of the date of the freeze.

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


     The net periodic benefit cost for the Plan for the three months ended March 31was as follows:
                                                                     2005
                                                               -----------------
Service cost                                                   $             --
Interest cost                                                           118,250
Expected return on plan assets                                         (151,250)
Net amortization and deferral                                                --
                                                               -----------------
Net periodic benefit cost                                      $        (33,000)
                                                               =================

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     Management does not expect these statements to have any material effect on the Company's financial position or results of operation, during 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     Carrollton Bancorp was formed on January 11, 1990 and is a Maryland chartered bank holding company. The Company holds all of the outstanding shares of common stock of Carrollton Bank. The Bank, formed on April 10, 1900, is a commercial bank that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Bank considers its core market area to be the Baltimore Metropolitan Area.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as "anticipates," "expects," "intends," "plans," "believes," "estimates" and similar expressions also identify forward-looking statements. The forward-looking statements are based on the Company's current intent, belief and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements of the Company's plans, strategies, objectives, intentions, including, among other statements, statements involving the Company's projected loan and deposit growth, loan collateral values, collectability of loans, anticipated changes in noninterest income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiary, and liquidity and capital levels.

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

     Net income increased 110% for the three months ended March 31, 2006 compared to the same period in 2005. The Company is asset sensitive and as a result, in the increasing interest rate environment of 2006, net interest income increased 28.1% for the first quarter of 2006 compared to the first quarter of 2005. The earnings for the first quarter include a charge of approximately $2.3 million, representing a prepayment penalty for restructuring a $35 million Federal Home Loan Bank of Atlanta (FHLB) advance at a fixed rate of 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities ($62,000 net loss after tax). As a result of the restructure, the 6.84% fixed rate is floating daily under the FHLB's daily rate credit program.

     Based upon current earnings and encouraging prospects for future earnings, the Company paid dividends of $0.11 per share to shareholders during the first quarter of 2006.

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

     The allowance for loan losses is one of the most difficult and subjective judgments. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio. Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors. The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to the Bank's service areas. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

FINANCIAL CONDITION

Summary

     Total assets decreased $10.9 million to $349.6 million at March 31, 2006 compared to $360.5 million at the end of 2005. The decrease was due to the pay off of $5 million Federal Home Loan Bank advance and pay down of other borrowings. Loans decreased by $3.0 million or 1.21% to $241.7 million during the period as a result of loan pay offs exceeding originations. Total interest-earning assets decreased $1.1 million during the period to $319.4 million and were 91.4% of total assets at March 31, 2006. Total deposits decreased $869,000 or 0.3% to $270.8 million.

Investment Securities

     The investment portfolio consists of securities available for sale and securities held to maturity. Securities available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors. Investment securities held to maturity are those securities which the Company has the ability and positive intent to hold until maturity. Securities so classified at the time of purchase are recorded at amortized cost.

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

     Investment securities increased $1.5 million to $49.1 million at March 31, 2006 from $47.6 million at December 31, 2005. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

     Loans held for sale decreased to $10.1 million at March 31, 2006 from $13.8 million at December 31, 2005 due to a slow down in origination activity during the first three months of 2006. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

     Loans decreased $3.0 million or 1.21% to $241.7 million at March 31, 2006 from $244.6 million at December 31, 2005. The decrease was due to loan pay offs exceeding originations.

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

     A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. There were no impaired loans at March 31, 2006. Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the effective interest rates for loans that are not collateral dependent.

     The following table provides information concerning non-performing assets and past due loans:

                                                       March 31,    December 31,     March 31,
                                                         2006          2005           2005
                                                     ------------- -------------- --------------
Nonaccrual loans                                     $  1,600,000  $   1,413,925  $     290,269
Restructured loans                                             --             --        447,602
Foreclosed real estate                                         --             --             --
                                                     ------------- -------------- --------------
   Total nonperforming assets                        $  1,600,000  $   1,413,925  $     737,871
                                                     ------------- -------------- --------------
Accruing loans past-due 90 days or more              $         --  $     179,012  $   1,845,719
                                                     ============= ============== ==============

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

     During the quarter ended March 31, 2006 and the year ended December 31, 2005, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

     The allowance for loan losses was $3.3 million at March 31, 2006, which was 1.36% of loans compared to $3.3 million at December 31, 2005, which was 1.35% of loans. During the first three months of 2006, the Company experienced net recoveries of $9,000. The ratio of net loan losses to average loans outstanding decreased to zero for the three months ended March 31, 2006 from 0.06% for the year ended December 31, 2005. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased slightly to 0.65% as of March 31, 2006 compared to 0.64% at December 31, 2005.

     The following table summarizes the activity in the allowance for loan losses:

                                                                                       Year ended
                                                      Three months Ended March 31,      December
                                                      ----------------------------    ------------
                                                          2006            2005            2005
                                                      ------------    ------------    ------------
Allowance for loan losses - beginning of period       $3,337,163       $3,485,076      $3,485,070

Provision for loan losses                                     --               --              --
Charge-offs                                              (14,300)              --        (315,041)
Recoveries                                                23,094           23,364         167,218
                                                      ------------    ------------    ------------
Allowance for loan losses - end of period             $3,345,957       $3,508,440      $3,337,163
                                                      ============    ============    ============

Funding Sources

Deposits

     Total deposits decreased by $869,000 to $270.8 million as of March 31, 2006 from $271.6 million as of December 31, 2005. Interest-bearing accounts increased $2.4 million and noninterest-bearing accounts decreased $3.2 million.

     The Company began offering CDARS deposits to its customers during 2004. This program allows for customers that wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is a nationwide one that allows participating banks to "swap" customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank. As of March 31, 2006, the Bank had approximately $18.0 million in CDARS deposits.

Borrowings

     Advances from the Federal Home Loan Bank (FHLB) decreased $5 million to $35 million at March 31, 2006. During the first quarter of 2006, the Bank restructured a fixed rate 6.84% $35 million FHLB advance maturing February 2, 2010 and incurred a prepayment penalty of $2.3 million. This charge was substantially offset by the gain of approximately $2.2 million from the sale of equity securities. As a result of the restructure, the 6.84% fixed rate is floating daily under the FHLB's daily rate credit program. The Bank expects that the FHLB prepayment will result in an increase in net interest income over the remaining term of the advance in excess of the prepayment penalty. Total borrowings decreased $8.0 million to $43.2 million at March 31, 2006 compared to $51.2 million at the end of 2005.

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

     The following table summarizes the Company's capital ratios:

                                                                Minimum
                                 March 31,    December 31,     Regulatory             To Be
                                   2006           2005        Requirements       Well Capitalized
                                ------------ -------------- ----------------    ------------------
Risk-based capital ratios:
   Tier 1 capital                  12.02%         11.63%            4.00%                 6%
   Total capital                   13.42          13.51             8.00                 10%

Tier 1 leverage ratio               9.30           8.96             4.00                  5%

     Total shareholders' equity decreased 2.6% to $33.7 million at March 31, 2006. Earnings of the Company of $868,000 plus capital received from the exercise of stock options of $40,000 for the three months ended March 31, 2006 were offset by dividends of $309,000 and a decrease in comprehensive income of $1.5 million from recognizing the $2.2 million gain on the sale of equity securities.

RESULTS OF OPERATIONS

Summary

     Carrollton Bancorp reported net income for the first three months of 2006 of $868,000, or $0.31 per diluted share. For the same period of 2005, net income amounted to $413,000, or $0.14 per diluted share.

     The earnings for the first quarter include a charge of approximately $2.3 million, representing a prepayment penalty for restructuring a $35 million Federal Home Loan Bank of Atlanta (FHLB) advance at 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities ($62,000 net loss after tax). The Company expects that the FHLB prepayment will result in an increase in net interest income over the remaining term of the advance in excess of the prepayment penalty.

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the three months ended March 31, 2006 was 0.98%, compared to 0.51% for the corresponding period in 2005. Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income. Return on average equity for the three months ended March 31, 2006 was 10.00%, compared to 4.81% for the corresponding period in 2005.

     Interest and fee income on loans increased 23.3% as a result of loan growth, with total interest income increasing 30.2%. Net interest income increased 28.1% due to the increase in average earning assets, primarily commercial loans, and the increase in the Company's net interest margin to 4.41% for the quarter ended March 31, 2006. Noninterest income increased 69.2% or $1.6 million to $3.9 million in the first quarter of 2006 compared to the first quarter of 2005. This increase was due primarily to the $2.2 million gain on the sale of securities and a 23.7% or $115,000 increase in the fees and commissions earned by CMSI partially offset by the decrease on Point of Sale revenue and ATM fees ($692,000) related to the termination of the Wal-Mart ATM agreement announced in September 2005 and effective January 22, 2006.

     Noninterest expenses were $6.1million in the first quarter of 2006 compared to $4.4 million in 2005, an increase of $1.7 million or 39.4%. The increase was due primarily to the $2.3 million prepayment penalty for restructuring the FHLB advance partially offset by the elimination of transaction fees and other operating expenses related to the termination of the Wal-Mart ATM agreement.

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

     Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) increased from $2.8 million for the first three months of 2005 to $3.5 million for the first three months of 2006. This increase in net interest income was due primarily to the $35.6 million or 12.5% increase in average interest earning assets. The net interest margin on average earning assets increased from 3.86% for the first three months of 2005 to 4.41% for the first three months of 2006. The increase in the net interest margin came principally from loan and investment growth, and restructuring $35 million FHLB advance and the pay off of a $5 million FHLB advance.

     Interest income on loans on a tax equivalent basis (a non-GAAP measure) increased 23.3% during the first three months of 2006 due to the growth in the loan portfolio. The yield on loans increased to 7.44% during the first three months of 2006 from 6.51% during the first three months of 2005. The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

     Interest income from investment securities and overnight investments on a tax equivalent basis was $850,000 for the first three months of 2006, compared to $443,000 for the first three months of 2005, representing a 91.8% increase. The portfolio on average increased 35.1% and the overall yield on investments increased from 3.69% for the first three months of 2005 to 5.24% for the first three months of 2006. The yield on Federal Funds Sold and the FHLB deposit increased to 4.43% for the first three months of 2006 compared to 2.51% for the same period in 2005. The increase in yield was primarily due to reinvesting the proceeds from maturities of low yielding investments.

     Interest expense increased $528,000 to $2.1 million for the first three months of 2006 from $1.6 million for the first three months of 2005. The increase in interest expense was due to a $26.0 million increase in average interest-bearing liabilities from March 31, 2005 to March 31, 2006. The cost of interest-bearing liabilities increased to 3.27% for the first three months of 2006 compared to 2.71% for the first three months of 2005.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                                  Three Months Ended March 31, 2006
                                                              -------------------------------------------
                                                                 Average
                                                                 balance       Interest        Yield
                                                              -------------- -------------   ------------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit      $  16,350,060  $    180,927         4.43%
   Federal Home Loan Bank stock                                   2,469,419        32,877         5.33
   Investment securities available for sale (a)                  46,147,699       636,491         5.52
   Loans, net of unearned income: (a)
     Demand and time                                             81,504,583     1,529,044         7.50
     Residential mortgage (b)                                    74,421,729     1,308,948         7.04
     Commercial mortgage and construction                        97,030,636     1,875,247         7.73
     Installment                                                  1,590,588        29,655         7.46
     Lease financing                                              1,875,541        29,495         6.29
                                                              -------------- -------------
        Total loans                                             256,423,077     4,772,389         7.44
                                                              -------------- -------------
     Total interest-earning assets                              321,390,255     5,622,684         7.00
                                                                             -------------
Noninterest-earning assets:
   Cash and due from banks                                       20,304,854
   Premises and equipment                                         5,405,562
   Other assets                                                   7,800,512
   Allowance for loan losses                                     (3,342,147)
   Unrealized gains on available for sale securities              2,485,320
                                                              --------------
        Total assets                                          $ 354,044,356
                                                              ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                            $  63,414,662        36,919         0.23%
   Money market                                                  50,236,265       412,543         3.28
   Certificate of Deposit                                        91,097,513       916,881         4.03
                                                                204,748,440     1,366,343
   Borrowed funds                                                50,358,585       716,641         5.69
                                                              -------------- -------------
        Total interest-bearing liabilities                      255,107,025     2,082,984         3.27
                                                                             -------------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                  63,525,521
   Other liabilities                                                701,639
Shareholders' equity                                             34,710,171
                                                              --------------
        Total liabilities and shareholders' equity            $ 354,044,356
                                                              ==============

Net interest margin                                           $ 321,390,255  $  3,539,700         4.41%
                                                              ============== ==============  ============

-------------------
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP measure).
(b)  Includes loans held for sale

                                                                  Three Months Ended March 31, 2005
                                                              ------------------------------------------
                                                                 Average
                                                                 balance        Interest        Yield
                                                              -----------     ------------    ----------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit        $ 9,362,884     $   58,646          2.51%
   Federal Home Loan Bank stock                                   2,624,023         24,253          3.70
   Investment securities held to maturity and investment
     securities available for sale (a)                           36,088,287        360,322          3.99
   Loans, net of unearned income: (a)
     Demand and time                                             60,214,209        982,351          6.53
     Residential mortgage (b)                                    73,742,499      1,056,769          5.73
     Commercial mortgage and construction                        98,195,592      1,717,142          6.99
     Installment                                                  2,194,694         48,325          8.81
     Lease financing                                              3,368,980         66,412          7.89
                                                                -----------     ------------
        Total loans                                             237,715,974      3,870,999          6.51
                                                                -----------     ------------
     Total interest-earning assets                              285,791,168      4,314,220          6.04
                                                                                ------------
Noninterest-earning assets:
   Cash and due from banks                                       22,681,085
   Premises and equipment                                         5,540,661
   Other assets                                                   7,035,065
   Allowance for loan losses                                     (3,493,064)
   Unrealized gains on available for sale securities              3,722,978
                                                                ------------
        Total assets                                            $321,277,893
                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                              $ 70,066,578        45,167          0.26%
   Money market                                                   33,234,752       159,915          1.92
   Certificates of deposit                                        70,931,505       540,701          3.05
                                                                 174,232,835       745,783
   Borrowed funds                                                 54,905,970       809,485          5.90
                                                                ------------    ------------
           Total interest-bearing liabilities                    229,138,805     1,555,268          2.71
                                                                                ------------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                   56,298,937
   Other liabilities                                               1,554,422
Shareholders' equity                                              34,285,729
                                                                ------------
        Total liabilities and shareholders' equity              $321,277,893
                                                                ============

Net interest margin                                             $285,791,168    $ 2,758,952         3.86%
                                                                ============    ===========   ==========

---------------------
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP measure).
(b)  Includes loans held for sale

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

     The Company did not provide for any loan losses in the first quarter of 2006 or 2005. Nonaccrual, restructured, and delinquent loans over 90 days to total loans decreased to 0.65% at March 31, 2006 compared to 1.12% March 31, 2005.

Noninterest Income

     Noninterest income was $3.9 million for the three months ended March 31, 2006, an increase of $1.6 million or 69.2%, compared to the corresponding period in 2005. This increase was due primarily to the $2.2 million gain on the sale of equity securities and a 23.7% or $115,000 increase in the fees and commissions earned by CMSI partially offset by the decrease on Point of Sale revenue and ATM fees ($692,000) related to the termination of the Wal-Mart ATM agreement announced in September 2005 and effective January 22, 2006.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission decreased $13,000, or 8.3%, during the three months ended March 31, 2006, compared to the same period in 2005.

     Electronic banking fee income decreased by $692,000 for the first three months ended March 31, 2006 compared to the corresponding period in 2005. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 67% of total electronic banking revenue. Fees from ATMs represent approximately 10% of total electronic banking revenue. Fees from check cards comprise the remaining 23% of electronic banking revenue. In September 2005, the Company announced Wal-Mart's intention to terminate the agreement for the Company to provide ATM services at its locations in Maryland, Virginia and West Virginia, effective January 22, 2006. The decrease in POS revenue and ATM fees resulted from the termination of the Wal-Mart agreement.

     Mortgage-banking revenue increased by $115,000 to $599,000 in 2006 from $484,000 in 2005. During 2004, the Company opened three mortgage-banking "net branches." The employees of these net branches earn as salaries all revenues earned on the sale of mortgage loans less operating expenses. In addition, each net branch pays management fees to CMSI for use of its processing and underwriting staff. The net branch expenses are included in the Company's income statement, as they are divisions of CMSI, but the net effect of the operations of the net branches on the Company's net income is limited to the management fees paid to CMSI. The inclusion of the expenses in the financial statements has the effect of showing significant expenses related to mortgage-banking and increases the Company's efficiency ratio.

     The Company realized gains on the sales of equity securities of $2.2 million for the three months ended March 31, 2006, compared to $73,000 for the same period in 2005. These security gains were taken to substantially offset the $2.3 million prepayment penalty for restructuring a $35 FHLB advance at 6.84% maturing February 2, 2010.

Noninterest Expense

     Noninterest expense increased $1.7 million or 39.4% for the three months ended March 31, 2006, compared to the same period in 2005. The increase was due primarily to the $2.3 million prepayment penalty for restructuring the FHLB advance partially offset by the elimination of transaction fees and other operating expenses related to the termination of the Wal-Mart ATM agreement.

     Salaries, the largest component of noninterest expense, grew by $85,000, or 4.8%. Full time equivalent staff decreased from 167 positions at March 31, 2005 to 153 positions at March 31, 2006. The staff decrease was due primarily to restructuring at CMSI and the elimination of three electronic banking staff due to the termination of the Wal-Mart agreement. The increase in salaries was due to normal salary increases and bonuses paid in the first quarter of 2006, compared to no bonuses in the comparable period in 2005.

     Employee benefits increased by $51,000 due to increases in medical costs and 401 (K) contributions.

     Occupancy expenses were $440,000 for the three months ended March 31, 2006, compared to $464,000 for the same period in 2005, which represented a decrease of $24,000 or 5.1%. This decrease was primarily due to the termination of the leased space for the Wal-Mart ATMs.

     Furniture and equipment expenses decreased by $120,000 or 42.8% for the three months ended March 31, 2006 compared to the same period in 2005. This decrease was due to the termination of the maintenance agreement on the Wal-Mart ATMs.

     Other operating expenses decreased $524,000 or 35.8% for the three months ended March 31, 2006. This decrease was primarily due to the elimination of data processing costs, courier costs and other operating expenses related to the termination of the Wal-Mart agreement.

Income Taxes

     For the three month period ended March 31, 2006, the Company's effective tax rate was 35.00%, compared to 39.42% for the same period in 2005. During the quarter ended March 31, 2005 the Company redeemed its BOLI policies and converted to a new policy. The income tax provision for the quarter ended March 31, 2005 includes an accrual for the liability associated with the redemption.

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

     The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale. Such assets totaled $81.9 million or 23.43% of total assets at March 31, 2006.

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $119.1 million at March 31, 2006. Of this total, management places a high probability of required funding within one year on approximately $63.1 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has established lines of credit totaling $84 million with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At March 31, 2006, the Company had $35.0 million outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit. Additionally, the Company has available unsecured federal funds lines of credit of $5 million and secured federal funds lines of credit of $10 million with other institutions. There was no balance outstanding under these lines at March 31, 2006. The lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2006, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first three months of 2006 or 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures (as those terms are defined in Exchange Act Rules 240-13-a-14(c) and 15d-14(c)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the Securities Exchange Act of 1934. The chief executive officer and the chief financial officer have each reviewed and evaluated the effectiveness of the Company's internal controls and procedures as of a date within 90 days of the filing of this three month report and have each concluded that such disclosure controls and procedures are effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of the evaluations by the chief executive officer and the chief financial officer. Neither the chief executive officer nor the chief financial officer is aware of any significant deficiencies or material weaknesses in the Company's internal controls, so no corrective actions have been taken with respect to such internal controls.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on April 18, 2006. At that meeting, directors were elected and the appointment of the Independent Registered Public Accounting Firm was ratified.

ITEM 5. OTHER INFORMATION

     On April 13, 2006, the Board of Directors of the Company declared a $0.11 per share cash dividend to common shareholders of record on May 11, 2006, payable June 1, 2006.

ITEM 6. EXHIBITS

     (a) Exhibits

         (31.1) Rule 13a-14(a) Certification by the Principal Executive Officer

         (31.2) Rule 13a-14(a) Certification by the Principal Financial Officer

         (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

         (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         On April 17, 2006, the Company announced a 110% increase in first quarter net income and a $0.11 quarterly cash dividend

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CARROLLTON BANCORP

                                           PRINCIPAL EXECUTIVE OFFICER:

Date    May 12, 2006                       /s/ Robert A. Altieri
        --------------                     -------------------------------------
                                           Robert A. Altieri
                                           President and Chief Executive Officer

                                           PRINCIPAL FINANCIAL OFFICER:

Date    May 12, 2006                       /s/ James M. Uveges
        --------------                     -------------------------------------
                                           James M. Uveges
                                           Senior Vice President and Chief
                                           Financial Officer