Form 10-Q
period 2006-06-30
CARROLLTON BANCORP
filed 2006-08-14
CIK 859222

================================================================================
Section 1: 10-Q (10-Q)

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                               ------------------

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from___ to___

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

     State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
              2,813,268 common shares outstanding at August 8, 2006

================================================================================



                               CARROLLTON BANCORP

                                    CONTENTS

                                                                                               Page
PART I -- FINANCIAL INFORMATION
-------------------------------

   Item 1. Financial Statements:
     Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December
       31, 2005                                                                                  3
     Consolidated Statements of Income for the Three and Six Months
       Ended June 30, 2006 and 2005 (unaudited)                                                  4
     Consolidated Statements of Shareholders' Equity for the Six Months Ended
       June 30, 2006 and 2005 (unaudited)                                                        5
     Consolidated Statements of Cash Flows for the Six Months Ended June 30,
       2006 and 2005 (unaudited)                                                                 6
     Notes to Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                                 10
   Item 3. Quantitative and Qualitative Disclosures about Market Risk                           18
   Item 4. Controls and Procedures                                                              18

PART II -- OTHER INFORMATION
----------------------------

   Item 1. Legal Proceedings                                                                    18
   Item 2. Changes in Securities and Use of Proceeds                                            18
   Item 3. Defaults Upon Senior Securities                                                      18
   Item 4. Submission of Matters to a Vote of Security Holders                                  18
   Item 5. Other Information                                                                    18
   Item 6. Exhibits and Reports on Form 8-K                                                     18

--------------------------------------------------------------------------------

PART I
ITEM 1. FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,     December 31,
                                                                                 2006           2005
                                                                            -------------- --------------
                                                                             (unaudited)
ASSETS
Cash and due from banks                                                     $   10,670,151 $   27,235,233
Federal funds sold and Federal Home Loan Bank deposit                            8,060,134     11,855,332
                                                                            -------------- --------------
   Cash and cash equivalents                                                    18,730,285     39,090,565
Federal Home Loan Bank stock, at cost                                            1,164,500      2,431,600
Investment securities:
   Available for sale                                                           33,752,869     29,095,003
   Held to maturity (fair value of $18,614,744 and $18,305,279)                 19,283,860     18,488,405
Loans held for sale                                                             10,955,913     13,767,109
Loans, less allowance for loan losses of $3,254,404 in 2006 and $3,337,163
   in 2005                                                                     245,066,630    244,605,910
Premises and equipment                                                           5,392,174      5,433,628
Accrued interest receivable                                                      1,536,986      1,418,829
Prepaid income taxes                                                               602,310        256,482
Bank owned life insurance                                                        4,202,148      4,123,544
Deferred income taxes                                                            1,021,595             --
Other assets                                                                     1,319,368      1,756,071
                                                                            -------------- --------------
                                                                            $  343,028,638 $  360,467,146
                                                                            ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                      $   60,167,008 $   67,010,985
   Interest-bearing                                                            214,710,116    204,615,518
                                                                            -------------- --------------
     Total deposits                                                            274,877,124    271,626,503
Federal funds purchased and securities sold under agreement to repurchase        8,254,969      9,280,348
Short term borrowings                                                           15,015,568      1,932,124
Other long term borrowings                                                      10,000,000     40,000,000
Accrued interest payable                                                           385,944        581,863
Deferred income taxes                                                                   --         20,973
Other liabilities                                                                1,215,606      2,385,170
                                                                            -------------- --------------
                                                                               309,749,211    325,826,981
                                                                            -------------- --------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued
   and outstanding 2,813,268 in 2006 and 2,809,698 in 2005                       2,813,268      2,809,698
Additional paid-in capital                                                      18,472,563     18,425,528
Retained earnings                                                               11,874,886     11,567,531
Accumulated other comprehensive income                                             118,710      1,837,408
                                                                            -------------- --------------
                                                                                33,279,427     34,640,165
                                                                            -------------- --------------
                                                                            $  343,028,638  $ 360,467,146
                                                                            ==============  =============

See accompanying notes to consolidated financial statements.


                                       3
--------------------------------------------------------------------------------




                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                ---------------------------- -----------------------------
                                                    2006           2005          2006           2005
                                                -------------- ------------- -------------- --------------
                                                 (unaudited)   (unaudited)    (unaudited)    (unaudited)
Interest income:
   Loans                                        $   4,892,792  $  3,976,178  $   9,665,182  $   7,843,983
   Investment securities:
     Taxable                                          520,116       234,537      1,005,340        475,695
     Nontaxable                                        86,366        39,842        169,120         82,303
     Dividends                                         36,306        67,186         81,717        132,145
   Federal funds sold and interest-bearing
     deposits with other banks                        116,639       194,330        297,566        252,976
                                                -------------- ------------- -------------- --------------

     Total interest income                          5,652,219     4,512,073     11,218,925      8,787,102

Interest expense:
   Deposits                                         1,465,401       935,582      2,835,735      1,681,365
   Borrowings                                         586,820       831,308      1,299,471      1,640,793
                                                -------------- ------------- -------------- --------------

     Total interest expense                         2,052,221     1,766,890      4,135,206      3,322,158
                                                -------------- ------------- -------------- --------------

     Net interest income                            3,599,998     2,745,183      7,083,719      5,464,944
Provision for loan losses                                  --            --             --             --
                                                -------------- ------------- -------------- --------------

     Net interest income after provision for
        loan losses                                 3,599,998     2,745,183      7,083,719      5,464,944
                                                -------------- ------------- -------------- --------------

Noninterest income:
   Electronic banking fees                            538,716     1,332,465      1,118,899      2,604,321
   Mortgage-banking fees and gains                    681,107       731,468      1,279,967      1,215,491
   Brokerage commissions                              202,146       214,115        350,939        376,348
   Service charges on deposit accounts                437,653       256,363        780,071        496,040
   Other fees and commissions                         126,909       114,807        239,730        212,520
   Security gains, net                                     --            --      2,157,176         73,087
                                                -------------- ------------- -------------- --------------

     Total noninterest income                       1,986,531     2,649,218      5,926,782      4,977,807
                                                -------------- ------------- -------------- --------------

Noninterest expenses:
   Salaries                                         1,736,608     1,829,499      3,593,428      3,600,530
   Employee benefits                                  350,294       371,445        788,914        758,708
   Occupancy                                          430,635       438,204        870,745        901,922
   Furniture and equipment                            155,968       294,900        316,115        574,734
   Prepayment penalty                                      --            --      2,251,800             --
   Check kiting loss                                1,833,733            --      1,833,733             --
   Other operating expenses                         1,051,478     1,501,360      1,992,949      2,966,757
                                                -------------- ------------- -------------- --------------

     Total noninterest expenses                     5,558,716     4,435,408     11,647,684      8,802,651
                                                -------------- ------------- -------------- --------------

     Income before income taxes                        27,813       958,993      1,362,817      1,640,100
Income tax provision (benefit)                        (30,557)      324,661        436,589        593,172
                                                -------------- ------------- -------------- --------------

     Net income                                 $      58,370  $    634,332  $     926,228  $   1,046,928
                                                ============== ============= ============== ==============

Net income per common share - basic             $        0.02  $       0.22  $        .033  $        0.37
                                                ============== ============= ============== ==============

Net income per common share - diluted           $        0.02  $       0.22  $        0.32  $        0.37
                                                ============== ============= ============== ==============

See accompanying notes to consolidated financial statements.


                                       4
--------------------------------------------------------------------------------




                               CARROLLTON BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Six Months Ended June 30, 2006 and 2005 (unaudited)


                                                   Additional                Accumulated         Other
                                         Common      Paid-in      Retained  Comprehensive   Comprehensive
                                          Stock      Capital      Earnings      Income           Income
                                       ------------------------------------------------------------------

Balances at December 31, 2004          $ 2,834,823 $ 18,774,448 $ 10,239,356 $   2,366,653
Net income                                      --           --    1,046,928            -- $   1,046,928
Changes in net unrealized gains
   (losses) on securities available
   for sale, net of tax                         --           --           --      (111,217)     (111,217)
                                                                                           --------------

Comprehensive income                                                                       $     935,711
                                                                                           ==============

Stock options exercised including tax
   benefit of $16,174                       15,475      167,805           --            --

Cash dividends, $0.20 per share                 --           --     (568,513)           --
                                       ----------- ------------ ------------ -------------
Balances at June 30, 2005              $ 2,850,298 $ 18,942,253 $ 10,717,771 $   2,255,436
                                       =========== ============ ============ =============


Balances at December 31, 2005          $ 2,809,698 $ 18,425,528 $ 11,567,531 $   1,837,408
Net income                                      --           --      926,228            -- $     926,228
Changes in net unrealized gains
   (losses) on securities available
   for sale, net of tax                         --           --           --    (1,718,698)   (1,718,698)
                                                                                           --------------

Comprehensive income                                                                       $    (792,470)
                                                                                           ==============

Stock options exercised including tax
   benefit of $5,210                         3,570       41,690           --            --

Stock based compensation                        --        5,345           --            --
Cash dividends, $0.22 per share                 --           --     (618,873)           --
                                       ----------- ------------ ------------ -------------
Balances at June 30, 2006              $ 2,813,268 $ 18,472,563 $ 11,874,886 $     118,710
                                       =========== ============ ============ =============

See accompanying notes to consolidated financial statements.


                                       5
--------------------------------------------------------------------------------




                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2006 and 2005

                                                                              Six Months Ended June 30,
                                                                             -----------------------------
                                                                                 2006           2005
                                                                             -------------- --------------
                                                                              (unaudited)    (unaudited)
Cash flows from operating activities:
   Net income                                                                $     926,228  $   1,046,928
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Provision for loan losses                                                          --             --
     Depreciation and amortization                                                 428,566        392,503
     Deferred income taxes                                                         (35,410)        68,784
     Amortization of premiums and discounts                                         32,579         54,621
     Gains on disposal of securities                                            (2,157,176)       (73,087)
     Loans held for sale made, net of principal sold                             2,811,196     (4,239,917)
     Gains on sale of premises and equipment                                            --         (4,000)
     Stock-based compensation expense                                                5,345             --
     Check kiting loss                                                           1,833,733             --
     (Increase) decrease in:
        Accrued interest receivable                                               (118,157)        75,492
        Prepaid income taxes                                                      (107,512)       517,459
        Cash surrender value of bank owned life insurance                          (78,604)        10,933
        Other assets                                                               375,116        314,402
     Increase (decrease) in:
        Accrued interest payable                                                  (195,919)        47,827
        Other liabilities                                                       (1,407,880)      (310,784)
                                                                             -------------- --------------
          Net cash provided by (used in) operating activities                    2,312,105     (2,098,839)
                                                                             -------------- --------------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale                          2,766,852      2,819,892
   Proceeds from maturities of securities available for sale                     4,370,562      1,338,837
   Redemption (purchase) of Federal Home Loan Bank stock                         1,267,100        (33,700)
   Purchase of securities available for sale                                   (11,792,871)            --
   Purchase of securities held to maturity                                      (1,452,570)    (5,000,000)
   Loans made, net of principal collected                                         (460,720)    (8,119,507)
   Purchase of premises and equipment                                             (272,078)      (776,062)
   Proceeds from sale of premises and equipment                                          --         66,523
                                                                             -------------- --------------
        Net cash (used in) investing activities                                 (5,573,725)    (9,704,017)
                                                                             -------------- --------------

Cash flows from financing activities:
   Net increase in time deposits                                                 6,401,005      7,952,950
    Net increase (decrease) in other deposits                                   (4,984,117)    12,087,017
   Payment of Federal Home Loan Bank advances                                  (30,000,000)             --
   Net increase (decrease) in other borrowed funds                              12,058,065     (3,220,309)
    Dividends paid                                                                (618,873)      (568,513)
   Stock options exercised                                                          40,050        183,280
   Income tax benefit from exercise of stock options                                 5,210              --
                                                                             -------------- --------------
          Net cash provided (used in) by financing activities                  (17,098,660)    16,434,425
                                                                             -------------- --------------
Net increase (decrease) in cash and cash equivalents                           (20,360,280)     4,631,569
Cash and cash equivalents at beginning of period                                39,090,565     34,192,544
                                                                             -------------- --------------
Cash and cash equivalents at end of period                                   $  18,730,285  $  38,824,113
                                                                             ============== ==============

Supplemental information:
   Interest paid on deposits and borrowings                                  $   4,331,125  $   3,274,331
   Income taxes paid                                                               782,418        130,724

See accompanying notes to consolidated financial statements.

                                       6
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information as of and for the three and six months endedJune 30, 2006 and 2005 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements prepared for Carrollton Bancorp ("the Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2005 Annual Report on Form 10-K.

         The consolidated financial statements include the accounts of the Company's subsidiary, Carrollton Bank, Carrollton Bank's wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. ("CMSI"), Carrollton Financial Services, Inc. ("CFS"), and Carrollton Bank's 96.4% owned subsidiary, Carrollton Community Development Corporation ("CCDC") (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

         The consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that will be achieved for the entire year.

         Certain amounts for 2005 have been reclassified to conform to the 2006 presentation.

NOTE 2 - NET INCOME PER SHARE

         The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                ---------------------------- -----------------------------
                                                    2006           2005          2006           2005
                                                -------------- ------------- -------------- --------------
Basic:
   Net income                                   $      58,370  $    634,332  $     926,228  $   1,046,928
   Average common shares outstanding                2,813,268     2,850,183      2,812,506      2,845,458
   Basic net income per common share            $        0.02  $       0.22  $        0.33  $        0.37
                                                ============== ============= ============== ==============
Diluted:
   Net income                                   $      58,370  $    634,332  $     926,228  $   1,046,928
   Average common shares outstanding                2,813,268     2,850,183      2,812,506      2,845,458
   Stock option adjustment                             26,898        13,777         53,483         15,338
                                                -------------- ------------- -------------- --------------
   Average common shares outstanding - diluted      2,840,166     2,863,960      2,865,989      2,860,796
   Diluted net income per common share          $        0.02  $       0.22  $        0.32  $        0.37
                                                ============== ============= ============== ==============


                                       7
--------------------------------------------------------------------------------

NOTE 3 - STOCK BASED COMPENSATION

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

      The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the six months ended June 30, 2006 includes: a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant.

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

      As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $5,345 during the first six months of 2006. As of June 30, 2006, there was $12,010 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

      The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," prior to January 1, 2006:


                                                                             Six months
                                                                               ended
                                                                            June 30,2005
                                                                            -------------
     Net Income, as reported                                                $  1,046,928
     Less pro forma stock-based employee compensation
        expense determined under fair value based method,
        net of related tax effects                                               (19,352)
                                                                            -------------
     Pro forma net income                                                   $  1,027,576
                                                                            =============

     Net income per share:
        Basic - as reported                                                 $       0.37
        Basic - pro forma                                                           0.36
        Diluted - as reported                                                       0.37
        Diluted - pro forma                                                         0.36

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

                                                                           June 30,       December 31,
                                                                             2006             2005
                                                                        ---------------- ---------------
              Loan commitments                                          $    27,759,000  $   26,038,000
              Unused lines of credit                                         95,543,000      79,701,000
              Letters of credit                                               2,151,000       2,606,000



NOTE 5 - RETIREMENT PLANS

         Effective December 31, 2004, the Company froze the defined benefit pension plan which covered substantially all of the employees. Participant benefits stopped accruing as of the date of the freeze. Benefits were based on years of service and the employee's highest average rate of earnings for the three consecutive years during the last five full years before retirement. The Company's funding policy is to contribute annually the amount recommended by the Plan's independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company.

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

         The Company has a contributory thrift plan qualifying under Section 401(K) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company contributes 3% of the employee's salary quarterly to the Plan for the employee's benefit. In addition, the Company matches employee contributions to the Plan up to a limit of 50% of the first 6% of the employee's salary.


                                       8
--------------------------------------------------------------------------------

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was required to be adopted by the Company in the first quarter of 2006.

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


                                       9
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of
Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report on form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as "anticipates," "expects," "intends," "plans," "believes," "estimates," and similar expressions also identify forward-looking statements. The forward-looking statements are based on the Company's current intent, belief, and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of the Company's plans, strategies, objectives, intentions, including, among other statements, statements involving the Company's projected loan and deposit growth, collateral values, collectibility of loans, anticipated changes in noninterest income, payroll and branching expenses, branch office and product expansion of the Company and its subsidiary, and liquidity and capital levels.

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

         The Bank is engaged in general commercial and retail banking business with ten branch locations. In April 2006, the Fairmount Avenue branch was closed. CMSI is in the business of originating residential mortgage loans to be sold and has four branch locations. CFS provides brokerage services to customers and CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland.

         Additionally, the Company enters into commitments to originate residential mortgage loans to be sold.

         Net income decreased 12% or $121,000 for the six months ended June 30, 2006 compared to the same period in 2005. The earnings were significantly affected by recording a before tax charge of approximately $1.8 million ($1.2 million after tax) representing the loss from a check kiting scheme by one of the Bank's commercial customers. The earnings for the six month period ended June 30, 2006 also included a charge of approximately $2.3 million representing a prepayment penalty for restructuring a $35 million Federal Home Loan Bank
(FHLB) advance at a fixed rate of 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities. The Company is asset sensitive and as a result, in the increasing interest rate environment of 2006, net interest income increased 30% or $1.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

         Excluding the check kiting charge, net income for the second quarter would have been $1.2 million ($.043 per diluted share) and net income for the six month period would have been $2.1 million ($0.73 per diluted share).

         Based upon current earnings and encouraging prospects for future earnings, the Company paid dividends of $.11 per share to shareholders during the first and second quarters of 2006.

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

         The allowance for loan losses is one of the most difficult and subjective judgments. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio. Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio, and peer comparisons are also factors. The analysis also requires consideration of the economic climate, direction and change in the interest rate environment which may impact a borrower's ability to pay, legislation impacting the banking industry, and economic conditions specific to the Bank's service areas. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

FINANCIAL CONDITION

Summary

         Total assets decreased $18.0 million to $342.4 million at June 30, 2006 compared to $360.5 million at the end of 2005. The primary reason for the decrease in total assets was the $20.4 million decrease in cash and cash equivalents used to pay down $16.9 million of borrowings and purchase $5.5 million of investment securities. Loans increased slightly by $461,000 to $245.1 million during the period as loan payoffs were approximately the same as loans originated. Total interest-earning assets decreased by $2.0 million during the period to $321.5 million and were 94% of total assets at June 30, 2006.


                                       10
--------------------------------------------------------------------------------

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

         Investment securities increased $5.5 million to $53.0 million at June 30, 2006 from $47.6 million at December 31, 2005. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans Held for Sale

         Loans held for sale decreased $2.8 million from December 31, 2005 to June 30, 2006 due to lower origination activity during the first six months of 2006 and faster processing of loans. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

         Loans increased slightly by $461,000 to $245.1 million at June 30, 2006 from $244.6 million at December 31, 2005 as loan pay offs were approximately the same as loans originated.

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

         A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. There were no impaired loans at June 30, 2006. Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans' effective interest rates for loans that are not collateral dependent.

         The following table provides information concerning non-performing assets and past due loans:

                                                         June 30,        December 31,        June 30,
                                                           2006              2005              2005
                                                     ----------------- ----------------- -----------------

Nonaccrual loans                                     $        424,512  $      1,413,925  $      1,670,809
Restructured loans                                                 --                --           439,357
Foreclosed real estate                                             --                --                --
                                                     ----------------- ----------------- -----------------

   Total nonperforming assets                        $        424,512  $      1,413,925  $      2,110,166
                                                     ================= ================= =================

Accruing loans past-due 90 days or more              $        181,731  $    179,012      $        313,579
                                                     ================= ================= =================

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

                                       11
--------------------------------------------------------------------------------

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

         For the six months ended June 30, 2006 and the year ended December 31, 2005, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

         The allowance for loan losses was $3.3 million at June 30, 2006, which was 1.31% of loans compared to $3.3 million at December 31, 2005, which was 1.35% of loans. During the first six months of 2006, the Company experienced net charge-offs of $83,000. The ratio of net loan losses to average loans outstanding decreased to 0.01% for the six months ended June 30, 2006 from 0.06% for the year ended December 31, 2005. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate decreased to 0.24% as of June 30, 2006 compared to 0.64% at December 31, 2005.

         The following table shows the activity in the allowance for loan losses:

                                                                            Six Months Ended June 30,
                                                                         ---------------------------------
                                                                              2006             2005
                                                                         ---------------- ----------------

Allowance for loan losses - beginning of period                          $     3,337,163  $     3,485,076

Provision for loan losses                                                            --                --
Charge-offs                                                                     (111,442)        (124,057)
Recoveries                                                                        28,683           89,395
                                                                         ---------------- ----------------

Allowance for loan losses - end of period                                $     3,254,404  $     3,450,414
                                                                         ================ ================

Funding Sources

Deposits

         Total deposits increased by $3.3 million to $274.9 million as of June 30, 2006 from $271.6 million as of December 31, 2005. Noninterest-bearing accounts decreased $6.8 million while interest-bearing deposits, primarily the money market and certificates of deposit accounts increased.

Borrowings

         In the first quarter of 2006, the Company incurred a charge of approximately $2.3 million which represented a prepayment penalty for restructuring a $35 million Federal Home Loan Bank (FHLB) advance at a fixed rate of 6.84% maturing February 2, 2010 into an adjustable rate advance that adjusts daily. Near the end of the second quarter, the Company paid off approximately $18 million of borrowings. Short term borrowings represent a three month repurchase agreement at 5.06% and maturing July 6, 2006. Total borrowings decreased to $33.3 million at June 30, 2006 compared to $51.2 million at the end of 2005.

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

                                       12
--------------------------------------------------------------------------------

         The following table summarizes the Company's capital ratios:

                                                                    Minimum         To Be
                                       June 30,   December 31,     Regulatory        Well
                                         2006          2005       Requirements    Capitalized
                                      ------------ -------------- -------------- --------------

Risk-based capital ratios:
   Tier 1 capital                        12.04%        11.63%         4.00%           6.00%
   Total capital
                                         13.88         13.51          8.00           10.00

Tier 1 leverage ratio                    9.49          8.96           4.00           4.00

As of June 30, 2006 and December 31, 2005, the Company is considered well capitalized. Management knows of no conditions or events that would change this classification.

RESULTS OF OPERATIONS

Summary

         Carrollton Bancorp reported net income for the first six months of 2006 of $926,000, or $0.32 per diluted share. For the same period of 2005, net income amounted to $1.0 million, or $0.37 per diluted share.

         The earnings for the second quarter of 2006 were significantly affected by recording a before tax charge of approximately $1.8 million representing a loss from a check kiting scheme by one of the Bank's commercial customers. The earnings for the first six months of 2006 also includes a charge of approximately $2.3 million, representing a prepayment penalty for restructuring a $35 million FHLB advance at 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities.

         Return on average assets and return on average equity are key measures of a Company's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the six months ended June 30, 2006 was 0.64%, compared to 0.77% for the corresponding period in 2005. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the six months ended June 30, 2006 was 6.59%, compared to 7.36% for the corresponding period in 2005.

         Interest and fee income on loans increased 23% for the six months ended June 30, 2006 compared to the same period in 2005, with total interest income increasing 28%. Net interest income increased 30% due to the $19.1 million increase in average interest-earning assets and the increase in the Company's net interest margin to 4.53% for the six months ended June 30, 2006. Non-interest income increased 19% or $949,000 to $5.9 million for the first six months of 2006 compared to the first six months of 2005. This increase was due primarily to the $2.1 million gain on the sale of equity securities, the 57% or $284,000 increase in service charges on deposit accounts, and a 5% or $64,000 increase in the fees and commissions earned by CMSI partially offset by the decrease in Point of Sale revenue and ATM fees ($1.5 million) related to the termination of the Wal-Mart ATM agreement announced in September 2005 and effective January 22, 2006.

         Noninterest expenses were $11.6 million for the first six months of 2006 compared to $8.8 million in 2005, an increase of $2.8 million or 32%. The increase was due to the $1.8 million charge representing the loss from a check kiting scheme by one of the Bank's commercial customers and the $2.3 million prepayment penalty for restructuring the FHLB advance partially offset by the elimination of transaction fees and other operating expenses related to the termination of the Wal-Mart agreement.

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

     Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) increased from $5.5 million for the first six months of 2005 to $7.2 million for the first six months of 2006. This increase in net interest income was due primarily to the $23.1 million or 8% increase in average interest earning assets. The net interest margin on average interest-earning assets increased from 3.75% for the first six months of 2005 to 4.53% for the first six months of 2006. The increase in the net interest margin came principally from loan and investment growth, and restructuring the $35 million FHLB advance and the pay off of a $5 million FHLB advance in December 2005.

         Interest income on loans on a tax equivalent basis (a non-GAAP measure) increased 23% during the first six months of 2006. The yield on loans increased to 7.57% during the first six months of 2006 from 6.58% during the first six months of 2005. The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

         Interest income from investment securities and overnight investments on a tax equivalent basis was $1.6 million for the first six months of 2006, compared to $944,000 for the first six months of 2005, representing a 49% increase. The investment securities portfolio on average increased $12.2 million or 35% and the overall yield on investments increased from 3.91% for the first six months of 2005 to 5.49% for the first six months of 2006. The yield on Federal Funds Sold and the FHLB deposit increased to 4.75% for the first six months of 2006 compared to 2.83% for the same period in 2005. The increase in yield was primarily due to reinvesting the proceeds from maturities of low yielding investments into higher yielding investments. The Company benefited from the continual increase in short term rates by the Federal Reserve.

         Interest expense increased $813,000 to $4.1 million for the first six months of 2006 from $3.3 million for the first six months of 2005. The increase in interest expense was due to increased deposit levels, primarily in higher costing deposits. The cost of interest-bearing deposits increased to 2.76% for the first six months of 2006 compared to 1.84% for the first six months of 2005. Interest-bearing deposits increased on average $23.2 million or 13% to $205.0 million for the six months ended June 30, 2006 from $181.8 million for the six months ended June 30, 2005, with $15.0 million of the increase being from certificates of deposit.

                                       13
--------------------------------------------------------------------------------

         The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense, and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                                    Six Months Ended June 30, 2006
                                                              -------------------------------------------
                                                                 Average
                                                                 balance       Interest        Yield
                                                              ------------- -------------- --------------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit      $   12,533,227 $    297,566           4.75%
   Federal Home Loan Bank stock                                    2,078,899       56,999           5.48
   Investment securities (a)                                      47,525,300    1,304,661           5.49
   Loans, net of unearned income: (a)
     Demand and time                                              79,246,846    3,059,012           7.72
     Residential mortgage (b)                                     73,665,309    2,670,992           7.25
     Commercial mortgage and construction                         99,083,416    3,820,974           7.71
     Installment                                                   1,577,722       56,032           7.10
     Lease financing                                               1,672,996       58,171           6.95
                                                              -------------- -------------
        Total loans                                              255,246,289    9,665,181           7.57
                                                              -------------- -------------
     Total interest-earning assets                               317,383,715   11,324,407           7.14
Noninterest-earning assets:
   Cash and due from banks                                        20,413,500
   Premises and equipment                                          5,408,434
   Other assets                                                    7,993,248
   Allowance for loan losses                                      (3,338,943)
   Unrealized gains on available for sale securities               1,472,814
                                                              ---------------
        Total assets                                          $  349,332,768
                                                              ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                            $   63,678,704       74,931           0.24%
   Money market                                                   50,784,913      874,598           3.44
   Other time                                                     90,501,016    1,877,981           4.15
   Borrowings                                                     47,889,177    1,307,697           5.46
                                                              -------------- -------------
 Total interest bearing liabilities                              252,853,810    4,135,207           3.27
                                                                             -------------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits                                 60,750,283
     Other liabilities                                             1,230,160
Shareholders' equity                                              34,498,515
                                                              ---------------
        Total liabilities and shareholders' equity            $  349,332,768
                                                              ===============

Net interest income                                                          $  7,189,200
                                                                             =============

Net interest spread                                                                                 3.87%
                                                                                           ==============
Net interest margin                                                                                 4.53%
                                                                                           ==============
--------------------
(a)  Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP financial measure).

(b)  Includes loans held for sale

                                       14
--------------------------------------------------------------------------------



                                                                    Six Months Ended June 30, 2005
                                                              -------------------------------------------
                                                                 Average       Interest        Yield
                                                                 balance
                                                              -------------- ------------- --------------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit      $   17,993,887 $     252,976          2.83%
   Federal Home Loan Bank stock                                    2,640,401        57,307          4.34
   Investment securities (a)                                      35,330,482       690,893          3.91
   Loans, net of unearned income: (a)
     Demand and time                                              61,358,764     2,071,292          6.75
     Residential mortgage (b)                                     72,855,259     2,092,138          5.74
     Commercial mortgage and construction                         98,578,301     3,474,667          7.05
     Installment                                                   1,990,534        80,636          8.10
     Lease financing                                               3,544,162       125,250          7.07
                                                              --------------- -------------
        Total loans                                              238,327,020     7,843,983          6.58
                                                              ---------------
     Total interest-earning assets                               294,291,790     8,845,159          6.01
Noninterest-earning assets:
   Cash and due from banks                                        22,704,665
   Premises and equipment                                          5,641,664
   Other assets                                                    6,880,279
   Allowance for loan losses                                      (3,478,651)
   Unrealized gains on available for sale securities               3,649,995
                                                              ---------------
        Total assets                                          $  329,689,742
                                                              ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                            $   70,056,104        84,084          0.24%
   Money market                                                   36,185,403       377,744          2.09
   Other time                                                     75,545,454     1,219,537          3.21
   Borrowings                                                     54,947,755     1,640,793          5.93
                                                              --------------- -------------
Total interest bearing liabilities                               236,734,716     3,322,158          2.80
                                                                              -------------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                   57,095,658
   Other liabilities                                               1,488,813
Shareholders' equity                                              34,370,555
                                                              ---------------
        Total liabilities and shareholders' equity            $  329,689,742
                                                              ===============

Net interest income                                                          $   5,523,001
                                                                             ==============

Net interest spread                                                                                 3.21%
                                                                                           ==============
Net interest margin                                                                                 3.75%
                                                                                           ==============

-----------------
(a)  Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP financial measure).

(b)  Includes loans held for sale

                                       15
--------------------------------------------------------------------------------

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

     The Company did not provide for any loan losses in the first six months of 2006 or 2005. Nonaccrual, restructured, and delinquent loans over 90 days to total loans declined to 0.19% at June 30, 2006 from 0.64% at December 31, 2005 and 1.06% at June 30, 2005, respectively.

Noninterest Income

     Noninterest income was $5.9 million for the six months ended June 30, 2006, an increase of $949,000 or 19%, compared to the corresponding period in 2005. This increase was due primarily to the $2.1 million gain on the sale of equity securities, the 57.3% or $284,000 increase in service charges on deposit accounts, and a 5.3% or $64,000 increase in the fees and commissions earned by CMSI partially offset by the decrease on Point of Sale revenue and ATM fees ($1.5 million) related to the termination of the Wal-Mart ATM agreement announced in September 2005 and effective January 22, 2006.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission decreased $25,000, or 7%, during the six months ended June 30, 2006, compared to the same period in 2005. Management believes that brokerage commissions are a good source of noninterest income for the Company and intends to continue focusing on increasing this source of income.

     Electronic banking fee income decreased by $1.5 million for the first six months of 2006 compared to the first half of 2005. Electronic banking income is comprised of three sources: national point of sale ("POS") sponsorships, ATM fees, and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 73% of total electronic banking revenue. Fees from ATMs represent approximately 9% of total electronic banking revenue. Fees from check cards comprise the remaining 18% of electronic banking revenue. In September 2005, the Company announced Wal-Mart's intention to terminate the agreement for the Company to provide ATM services at its locations in Maryland, Virginia and West Virginia, effective January 22, 2006. The decrease in POS revenue and ATM fees resulted from the termination of the Wal-Mart agreement.

     Mortgage-banking revenue increased by $64,000 to $1.3 million in the first six months of 2006 from $1.2 million in 2005. During 2004, the Company opened three mortgage-banking "net branches." The employees of these net branches earn as salaries all revenues earned on the sale of mortgage loans less operating expenses. In addition, each net branch pays management fees to CMSI for use of its processing and underwriting staff. The net branch expenses are included in the Company's income statement, as they are divisions of CMSI, but the net effect of the operations of the net branches on the Company's net income is limited to the management fees paid to CMSI. The inclusion of the expenses in the financial statements has the effect of showing significant expenses related to mortgage-banking and negatively effects the Company's efficiency ratio.

     The Company realized gains on the sales of equity securities of $2.2 million for the six months ended June 30, 2006, compared to $73,000 for the same period in 2005. These security gains were taken to substantially offset the $2.3 million prepayment penalty for restructuring a $35 million FHLB advance at 6.84% maturing February 2, 2010.

Noninterest Expense

     Noninterest expense increased $2.8 million or 32.3% for the six months ended June 30, 2006, compared to the same period in 2005. The increase was due primarily to the $1.8 million charge representing the loss from a check kiting scheme by one of the Bank's commercial customers and the $2.3 million prepayment penalty for restructuring the FHLB advance partially offset by the elimination of transaction fees and other operating expenses related to the termination of the Wal-Mart ATM agreement.

     Salaries, the largest component of noninterest expense, were basically the same for the first six months of 2006 and 2005. Full time equivalent staff decreased from 159 positions at June 30, 2005 to 151 positions at June 30, 2006. The staff decrease was due to the elimination of three electronic banking staff due to the termination of the Wal-Mart agreement and the closing of a branch in April 2006.

     Employee benefits increased by $30,000 or 4% due to increases in medical costs and 401(K) contributions.
     Occupancy expenses were $871,000 for the six months ended June 30, 2006, compared to $902,000 for the same period in 2005, which represented a decrease of $31,000 or 3.5%. This decrease was primarily due to the termination of the leased space for the Wal-Mart ATMs partially offset by increases in rent of the branches and office space.

     Furniture and equipment expenses decreased by $ 259,000 or 45.0% for the six months ended June 30, 2006 compared to the same period in 2005. This decrease was due to the termination of the maintenance agreement on the Wal-Mart ATMs.

     Other operating expenses decreased $974,000 or 32.8% for the six months ended June 30, 2006. This decrease was primarily due to the elimination of data processing costs, courier costs and other operating expenses related to the termination of the Wal-Mart agreement.

Income Taxes

     For the six month period ended June 30, 2006, the Company's effective tax rate was 32.0%, compared to 36.2% for the same period in 2005. During the six months ended June 30, 2005, the Company redeemed its bank owned life insurance policies and converted to a new policy. The income tax provision includes the tax expense associated with the redemption. The effective tax rate also fluctuates from year to year due to changes in the mix of tax-exempt loans and investments.

Results of Operations - Second Quarter 2006 and 2005

         The earnings for the second quarter were significantly affected by recording a before tax charge of approximately $1.8 million ($1.2 million after tax) representing the loss from a previously announced check kiting scheme by one of the Bank's commercial customers. Second quarter net income of $58,000 ($0.02 per share-diluted) in 2006 was $576,000 or 90.8% lower than net income of $634,000 ($0.22 per share-diluted) shown for the same quarter of 2005. Annualized returns on average equity for these periods were 0.69% in 2006 versus 7.37% in 2005.

         Second quarter net interest income was $3.6 million in 2006, an increase of 31.1% from $2.7 million in 2005. The increase in net interest income was due mainly to a $19.6 million increase in interest earning assets, primarily commercial loans. Also, the Company's net interest margin increased to 4.59% for the quarter ended June 30, 2006 from 3.63% in the comparable quarter in 2005. The yield on interest earning assets increased 1.06% while the yield on interest bearing liabilities increased 0.47%.

         Noninterest income continues to be a large contributor to the Company's profitability. The majority of the Company's noninterest income is derived from two sources: the Bank's Electronic Banking Division and Carrollton Mortgage Services, Inc. (CMSI) a subsidiary of Carrollton Bank. Noninterest income decreased 25.0% or $663,000 to $2.0 million in the second quarter of 2006 compared to the second quarter of 2005. This decrease was due primarily to the Electronic Banking Division's revenue decreasing $820,000 or 60.9% as a result of the decrease on Point of Sale revenue and ATM fees related to the termination of the Wal-Mart ATM agreement. Partially offsetting this decrease were increases in service charges and other fees and commissions.

         Noninterest expenses were $5.6 million in the second quarter of 2006 compared to $4.4 million in 2005, an increase of $1.1 million or 25.3%. The increase was due to the $1.8 million charge from a check kiting scheme and was partially offset by the elimination of personnel, transaction fees and other operating expenses related to the termination of the Wal-Mart ATM agreement.

                                       16
--------------------------------------------------------------------------------

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

     The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale. Such assets totaled $61.8 million or 18% of total assets at June 30, 2006.

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $123.3 million at June 30, 2006. Of this total, management places a high probability of required funding within one year on approximately $62.0 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit totaling $84.0 million with the Federal Home Loan Bank of Atlanta (the "FHLB") of which $10.0 million was outstanding at June 30, 2006. Additionally, the Company has available unsecured federal funds lines of credit of $5.0 million and secured federal funds lines of credit of $10.0 million with other institutions. There was no balance outstanding under these lines at June 30, 2006. The lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2006, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first six months of 2006 or 2005.

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

                                       17
--------------------------------------------------------------------------------

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         On July 27, 2006, the Board of Directors of the Company declared an $0.11 per share cash dividend to common shareholders of record on August 11, 2006, payable September 1, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              (31.1) Rule 13a-14(a) Certification by the Principal Executive Officer

              (31.2) Rule 13a-14(a) Certification by the Principal Financial Officer

              (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by
                              Section 906 of the Sarbanes-Oxley Act of 2002

              (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by
                              Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K


                  On August 1, 2006, the Company announced second quarter net income and an $0.11 quarterly dividend.

                  On July 7, 2006, the Company announced that its subsidiary,
              Carrollton Bank, was victimized by a check kiting scheme by one of its commercial deposit customers.

                                       18
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARROLLTON BANCORP

                                    PRINCIPAL EXECUTIVE OFFICER:

Date   August 14, 2006              /s/ Robert A. Altieri
       ----------------------       --------------------------------------

                                    Robert A. Altieri
                                    President and Chief Executive Officer

                                    PRINCIPAL FINANCIAL OFFICER:

Date   August 14, 2006              /s/ James M. Uveges
       ----------------------       --------------------------------------

                                    James M. Uveges
                                    Senior Vice President, and
                                    Chief Financial Officer

                                       19
--------------------------------------------------------------------------------