Form 10-Q
period 2006-09-30
CARROLLTON BANCORP
filed 2006-11-14
CIK 859222

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

 Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|


 State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             2,814,013 common shares outstanding at November 8, 2006

================================================================================

                               CARROLLTON BANCORP
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                  PAGE
------------------------------                                                                                                  ----

 Item 1. Financial Statements:
         Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005                                    3
         Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)             4
         Consolidated Statements of Shareholders' Equity for the Nine Months Ended September 30, 2006 and 2005 (unaudited)         5
         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)                   6
         Notes to Consolidated Financial Statements                                                                                7
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation                                      9
 Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                               19
 Item 4. Controls and Procedures                                                                                                  19

PART II - OTHER INFORMATION                                                                                                       19
---------------------------

 Item 1. Legal Proceedings                                                                                                        19
 Item 2. Changes in Securities and Use of Proceeds                                                                                19
 Item 3. Defaults Upon Senior Securities                                                                                          19
 Item 4. Submission of Matters to a Vote of Security Holders                                                                      19
 Item 5. Other Information                                                                                                        19
 Item 6. Exhibits                                                                                                                 20

PART I

ITEM 1.    FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,       December 31,
                                                                                                 2006               2005
                                                                                           -----------------  ------------------
                                                                                             (unaudited)
ASSETS
Cash and due from banks                                                                    $     10,364,303   $      27,235,233
Federal funds sold and Federal Home Loan Bank deposit                                             8,962,345          11,855,332
                                                                                           -----------------  ------------------
   Cash and cash equivalents                                                                     19,326,648          39,090,565
Federal Home Loan Bank stock, at cost                                                             1,362,500           2,431,600
Investment securities:
   Available for sale                                                                            36,924,641          29,095,003
   Held to maturity (fair value of $18,653,133 and $18,305,279)                                  18,900,862          18,488,405
Loans held for sale                                                                               6,626,531          13,767,109
Loans, less allowance for loan losses of $3,261,112 in 2006 and $3,337,163 in 2005              255,722,725         244,605,910
Premises and equipment                                                                            5,331,406           5,433,628
Accrued interest receivable                                                                       1,870,777           1,418,829
Prepaid income taxes                                                                                143,202             256,482
Bank owned life insurance                                                                         4,240,845           4,123,544
Deferred income taxes                                                                               779,524                  --
Other assets                                                                                      1,349,500           1,756,071
                                                                                           -----------------  ------------------
                                                                                           $    352,579,161   $     360,467,146
                                                                                           =================  ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                                     $     52,868,796   $      67,010,985
   Interest-bearing                                                                             227,704,531         204,615,518
                                                                                           -----------------  ------------------
     Total deposits                                                                             280,573,327         271,626,503
Federal funds purchased and securities sold under agreement to repurchase                         9,526,475           9,280,348
Short term borrowings                                                                            14,400,000           1,932,124
Other long term borrowings                                                                       10,000,000          40,000,000
Accrued interest payable                                                                            351,369             581,863
Deferred income taxes                                                                                    --              20,973
Other liabilities                                                                                 3,509,080           2,385,170
                                                                                           -----------------  ------------------
                                                                                                318,360,251         325,826,981
                                                                                           -----------------  ------------------
SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and
   outstanding 2,814,013 in 2006 and 2,809,698 in 2005                                            2,814,013           2,809,698
Additional paid-in capital                                                                       18,480,943          18,425,528
Retained earnings                                                                                12,420,513          11,567,531
Accumulated other comprehensive income                                                              503,441           1,837,408
                                                                                           -----------------  -------------------
                                                                                                 34,218,910          34,640,165
                                                                                           -----------------  ------------------
                                                                                           $    352,579,161    $    360,467,146
                                                                                           =================  ==================

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                            ------------------------------  -----------------------------------
                                                                 2006           2005              2006              2005
                                                            --------------- --------------  ----------------- -----------------
                                                             (unaudited)     (unaudited)      (unaudited)       (unaudited)
Interest income:
   Loans                                                    $    5,086,627  $   4,334,536   $     14,751,809  $     12,178,519
   Investment securities:
     Taxable                                                       590,877        330,195          1,596,217           805,890
     Nontaxable                                                     90,630         39,738            259,750           122,041
     Dividends                                                      30,235         53,102            111,952           185,247
   Federal funds sold and interest-bearing deposits
        with other banks                                            57,046        199,984            354,612           452,960
                                                            --------------- --------------  ----------------- -----------------
Total interest income                                            5,855,415      4,957,555         17,074,340        13,744,657
                                                            --------------- --------------  ----------------- -----------------
Interest expense:
   Deposits                                                      1,829,571      1,078,489          4,665,306         2,759,854
   Borrowings                                                      407,648        859,037          1,707,119         2,499,830
                                                            --------------- --------------  ----------------- -----------------
     Total interest expense                                      2,237,219      1,937,526          6,372,425         5,259,684
                                                            --------------- --------------  ----------------- -----------------
     Net interest income                                         3,618,196      3,020,029         10,701,915         8,484,973
Provision for loan losses                                               --             --                 --                --
                                                            --------------- --------------  ----------------- -----------------
     Net interest income after provision for
        loan losses                                              3,618,196      3,020,029         10,701,915         8,484,973
                                                            --------------- --------------  ----------------- -----------------
Noninterest income:
   Electronic Banking                                              473,184      1,294,859          1,592,083         3,926,285
   Mortgage-banking fees and gains                                 633,598        782,525          1,913,565         1,998,016
   Service charges on deposit accounts                             172,456        292,907            952,527           788,947
   Brokerage commissions                                           163,072        139,684            514,011           516,032
   Other fees and commissions                                      112,723        105,260            352,453           290,675
   Security gains, net                                                  --        766,772          2,157,176           839,859
                                                            --------------- --------------  ----------------- -----------------
     Total noninterest income                                    1,555,033      3,382,007          7,481,815         8,359,814
                                                            --------------- --------------  ----------------- -----------------

Noninterest expenses:
   Salaries                                                      1,782,188      1,953,225          5,375,616         5,553,755
   Employee benefits                                               332,104        268,741          1,121,018         1,027,449
   Occupancy                                                       441,269        492,574          1,312,014         1,394,496
   Furniture and equipment                                         153,422        313,216            469,537           887,950
   Impairment of ATM network                                            --        407,000                 --           407,000
   Prepayment penalty                                                   --             --          2,251,800                --
   Check kiting loss                                                    --             --          1,833,733                --
   Other operating expenses                                      1,150,057      1,301,742          3,143,006         4,268,499
                                                            -------------------------------------------------------------------
     Total noninterest expenses                                  3,859,040      4,736,498         15,506,724        13,539,149
                                                            --------------- --------------  ----------------- -----------------
     Income before income taxes                                  1,314,189      1,665,538          2,677,006         3,305,638
Income tax provision                                               459,078        629,609            895,667         1,222,781
                                                            --------------- --------------  ----------------- -----------------
     Net income                                             $      855,111  $   1,035,929   $      1,781,339  $      2,082,857
                                                            =============== ==============  ================= =================
Net income per common share - basic                         $         0.30  $        0.37   $           0.63  $           0.73
                                                            =============== ==============  ================= =================
Net income per common share - diluted                       $         0.30  $        0.37   $           0.62  $           0.73
                                                            =============== ==============  ================= =================

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

                                                                         Accumulated
                                           Additional                       Other
                               Common        Paid-In       Retained     Comprehensive      Comprehensive
                               Stock         Capital       Earnings         Income             Income
                            ------------  -------------  ------------  ----------------  ------------------
Balances at
December 31, 2004           $ 2,834,823   $ 18,774,448   $10,239,356   $     2,366,653
Net income                           --             --     2,082,857                --   $       2,082,857
Changes in net unrealized
 gains (losses) on
 securities available for
 sale, net of tax                    --             --            --          (503,652)           (503,652)
                                                                                         ------------------
Comprehensive income                                                                     $       1,579,205
                                                                                         ==================
Shares acquired and
 cancelled                      (42,500)      (556,750)           --                --
Stock options exercised
 including tax benefit of
 $17,992                         16,946        184,309            --                --
Cash dividends, $0.30                --             --      (849,292)               --
                            ------------  -------------  ------------  ----------------
Balances at
September 30, 2005          $ 2,809,269   $ 18,402,007   $11,472,921   $     1,863,001
                            ============  =============  ============  ================

Balances at
December 31, 2005           $ 2,809,698   $ 18,425,528   $11,567,531   $     1,837,408
Net income                           --             --     1,781,339                --   $       1,781,339
Changes in net unrealized
 gains (losses) on
 securities available for
 sale, net of tax                    --             --            --        (1,333,967)         (1,333,967)
                                                                                         ------------------
Comprehensive income                                                                     $         447,372
                                                                                         ==================
Stock options exercised
 including tax benefit of
 $6,876                           4,315         46,019            --                --
Stock based compensation             --          9,396            --                --
Cash dividends, $0.33                --             --      (928,357)               --
                            ------------ --------------  ------------  ----------------
Balances at
September 30, 2006          $ 2,814,013   $ 18,480,943   $12,420,513   $       503,441
                            ============ ==============  ============  ================

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2006 and 2005

                                                                                   Nine Months Ended September 30,
                                                                                 -------------------------------------
                                                                                       2006               2005
                                                                                 ------------------ ------------------
                                                                                    (unaudited)        (unaudited)
Cash flows from operating activities:
   Net income                                                                    $       1,781,339  $       2,082,857
   Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
     Provision for loan losses                                                                  --                 --
     Depreciation and amortization                                                         634,014            690,141
     Deferred income taxes                                                                  (7,898)           192,063
     Amortization of premiums and discounts                                                (46,105)            74,765
     Gains on disposal of securities                                                    (2,157,176)          (839,859)
     Loans held for sale made, net of principal sold                                     7,140,578         (9,416,964)
     Impairment of ATM network                                                                  --            407,000
     Stock-based compensation expense                                                        9,396                 --
     Check kiting loss                                                                   1,833,733                 --
     (Increase) decrease in:
        Accrued interest receivable                                                       (451,948)          (138,547)
        Prepaid income taxes                                                               113,280            194,611
        Cash surrender value for bank owned life insurance                                (117,301)           (29,774)
        Other assets                                                                       314,188            229,906
     Increase (decrease) in:
        Accrued interest payable                                                          (230,494)            87,329
        Other liabilities                                                                1,123,910            105,465
                                                                                 ------------------ ------------------
          Net cash provided by (used in) operating activities                            9,939,516         (6,361,007)

Cash flows from investing activities:
   Proceeds from sales of securities available for sale                                  2,766,852          3,346,299
   Proceeds from maturities of securities available for sale                             5,427,696          8,245,637
   Redemption (purchase) of Federal Home Loan Bank stock                                 1,069,100            (33,700)
   Purchase of securities available for sale                                           (14,928,588)        (1,748,240)
   Purchase of securities held to maturity                                              (1,452,570)       (12,902,788)
   Loans made, net of principal collected                                              (11,116,815)       (17,122,322)
   Purchase of premises and equipment                                                     (418,180)          (975,652)
   Proceeds from sale of premises and equipment                                                 --             10,815
        Net cash (used in) investing activities                                        (18,652,505)       (21,179,951)

Cash flows from financing activities:
   Net increase in time deposits                                                        25,454,789         11,489,660
    Net increase (decrease) in other deposits                                          (18,341,697)        22,058,788
   Net increase (decrease) in short term borrowings                                     12,714,003         (1,469,926)
    Net increase (decrease) in other long term borrowings                              (30,000,000)                --
    Dividends paid                                                                        (928,357)          (849,292)
   Stock options exercised                                                                  43,458            201,255
   Income tax benefit from exercise of stock options
                                                                                             6,876                 --
   Common stock repurchase and retirement                                                       --           (599,250)
                                                                                 ------------------ ------------------
    Net cash (used in) provided by financing activities                                (11,050,928)        30,831,235
                                                                                 ------------------ ------------------
    Net increase (decrease) in cash and cash equivalents                               (19,763,917)         3,290,277
Cash and cash equivalents at beginning of period                                        39,090,565         34,192,544
                                                                                 ------------------ ------------------
Cash and cash equivalents at end of period                                       $      19,326,648   $     37,482,821
                                                                                 ================== ==================
Supplemental information:
   Interest paid on deposits and borrowings                                      $       6,602,919   $      5,172,355
   Income taxes paid                                                                       782,387          1,153,002

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the three and nine months ended
                   September 30, 2006 and 2005 is unaudited)

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

     The consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that will be achieved for the entire year.

     Certain amounts for 2005 have been reclassified to conform to the 2006 presentation.

NOTE 2 - NET INCOME PER SHARE

     The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

                                                    Three Months Ended September 30,          Nine Months Ended September 30,
                                                 ----------------------------------------  ---------------------------------------
                                                        2006                 2005                2006                 2005
                                                 -------------------  -------------------  -----------------   -------------------
Basic:
   Net income                                    $          855,111   $        1,035,929   $      1,781,339    $        2,082,857
   Average common shares outstanding                      2,813,631            2,811,099          2,812,904             2,833,880
   Basic net income per common share             $             0.30   $             0.37   $           0.63    $             0.73
                                                 ===================  ===================  =================   ===================
Diluted:
   Net income                                    $          855,111   $        1,035,929   $      1,781,339    $        2,082,857
   Average common shares outstanding                      2,813,631            2,811,099          2,812,904             2,833,880
   Stock option adjustment                                   61,449               14,929             54,256                14,642
                                                 -------------------  -------------------  -----------------   -------------------
   Average common shares outstanding - diluted            2,875,080            2,826,028          2,867,160             2,848,522
   Diluted net income per common share           $             0.30   $             0.37   $           0.62    $             0.73
                                                 ===================  ===================  =================   ===================

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

     The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the nine months ended September 30, 2006 includes: a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant.

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

     As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $9,396 during the first nine months of 2006. As of September 30, 2006, there was $9,965 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

     The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," prior to January 1, 2006:

                                                              Nine months ended
                                                              September 30, 2005
                                                              ------------------
Net Income, as reported                                       $       2,082,857
Less pro forma stock-based employee compensation
  expense determined under fair value based method,
  net of related tax effects                                            (18,288)
                                                              ------------------
Pro forma net income                                          $       2,064,569
                                                              ==================

Net income per share:
  Basic - as reported                                         $             0.73
  Basic - pro forma                                                         0.73
  Diluted - as reported                                                     0.73
  Diluted - pro forma                                                       0.72

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

                                             September 30,    December 31,
                                                  2006             2005
                                           ----------------------------------
     Loan commitments                  $       16,115,000 $   26,038,000
     Unused lines of credit            $      114,011,000 $   79,701,000
     Letters of credit                 $        2,166,000 $    2,606,000


NOTE 5 - RETIREMENT PLANS

     Effective December 31, 2004, the Company froze the defined benefit pension plan which covered substantially all of the employees. Participant benefits stopped accruing as of the date of the freeze. Benefits are based on years of service and the employee's highest average rate of earnings for the three consecutive years during the last five full years before retirement. Average annual earnings are frozen at the amount calculated at December 31, 2004. The Company's funding policy is to contribute annually the amount recommended by the Plan's independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company.

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

     In determining the long-term rate of return on pension plan assets, the target asset allocation is first reviewed. An expected long-term rate of return is assumed for each asset class, and an underlying inflation rate assumption is also made. The effects of asset diversification and periodic fund rebalancing are also considered.

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB published FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No.155" or the "Statement"). SFAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other things, the Statement resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. The Statement also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, the Statement also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold.

     In March 2006, the FASB published FASB Statement No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No.156" or the "Statement"). This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, the Statement permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.

     FASB Statement No. 157 Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.

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

     Net income decreased 14% or $302,000 for the nine months ended September 30, 2006 compared to the same period in 2005. The earnings were significantly affected by recording a before tax charge of approximately $1.8 million ($1.2 million after tax) representing the loss from a check kiting scheme by one of the Bank's commercial customers. The earnings for the nine months ended September 30, 2006 also included a charge of approximately $2.3 million representing a prepayment penalty for restructuring a $35 million Federal Home Loan Bank (FHLB) advance at a fixed rate of 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities.

     Excluding the check kiting charge, the prepayment penalty and the gain on the sale of equity securities, net income for the first nine months of 2006 would have been $2.9 million or $1.01 per diluted share, an increase of $1.1 million or 60% compared to net income of $1.8 million or $0.64 per diluted share as describe below.

     Net income for the nine months ended September 30, 2005 include gains of $840,000 from the sale of equity securities and the write down and cost of disposal of ATMs totaling $407,000 related to the termination of the Wal-Mart agreement effective January 22, 2006. Wal-Mart terminated the agreement for Carrollton Bank to provide automated teller machines (ATMs) at Wal-Mart, Sam's Club and Wal-Mart Supercenters in Maryland, Virginia, and West Virginia. To illustrate the impact on earnings from these two items (using a non-GAAP financial measure), net income for the first nine months of 2005 excluding the gains on the sales of securities and the write down and cost of disposal of the ATMs, as described above, would have been $1.8 million or $0.64 per diluted share. The Company is asset sensitive and as a result of the increasing interest rate environment of 2006 and the increase in average interest earning assets of $19.8 million from September 30, 2005 to September 30, 2006, net interest income increased $2.2 million or 26% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

     Based upon current earnings and encouraging prospects for future earnings, the Company increased the dividend 9% or $0.01 to $0.12 per share to shareholders for the fourth quarter of 2006 and paid a dividend of $0.11 per share during the first, second, and third quarters of 2006.

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

FINANCIAL CONDITION

Summary

     Total assets decreased $7.9 million to $352.6 million at September 30, 2006 compared to $360.5 million at the end of 2005. The primary reason for the decrease in total assets was the $19.8 million decrease in cash and cash equivalents used to pay down $17.5 million of borrowings partially offset by the $8.9 million increase in deposits. Loans increased $11.1 million to $255.7 million during the period, primarily in commercial loans. Total average interest-earning assets increased by $14.7 million during the period to $319.4 million and were 92% of total assets at September 30, 2006. Total deposits increased $8.9 million or 3% to $280.6 million. The increase in certificates of deposit of $25.0 million or 28% was partially offset by decreases in checking and savings accounts as customers transferred money into higher yielding accounts.

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

     Investment securities increased $8.2 million to $55.8 million at September 30, 2006 from $47.6 million at December 31, 2005. The Company continues to restructure its investment portfolio to reduce further potential for interest rate risk, while improving liquidity.

Loans Held for Sale

     Loans held for sale decreased $7.1 million from December 31, 2005 to September 30, 2006 due to lower origination activity during the first nine months of 2006 due to the slow down in the housing market and faster processing of loans. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

     Loans increased $11.1 million or 5% to $255.7 million at September 30, 2006 from $244.6 million at December 31, 2005. The increase was due to growth in commercial real estate and small business lending.

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

     A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. There were no impaired loans at September 30, 2006. Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans' effective interest rates for loans that are not collateral dependent.

     The following table provides information concerning non-performing assets and past due loans:

                                              September 30,         December 31,       September 30,
                                                   2006                 2005                2005
                                            -------------------  -------------------  -----------------
Nonaccrual loans                            $        2,025,234   $        1,413,925   $      1,292,501
Restructured loans                                                               --                 --
Foreclosed real estate                                      --                   --                 --
                                            -------------------  -------------------  -----------------
   Total nonperforming assets               $        2,025,234   $        1,413,925   $      1,292,501
                                            -------------------  -------------------  -----------------
Accruing loans past-due 90 days or more     $          145,836   $          179,012   $        439,011
                                            ===================  ===================  =================

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

     For the nine months ended September 30, 2006 and the year ended December 31, 2005, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

     The allowance for loan losses was $3.3 million at September 30, 2006, which was 1.26% of loans compared to $3.3 million at December 31, 2005, which was 1.35% of loans. During the first nine months of 2006, the Company experienced net charge-offs of $76,000. The ratio of net loan losses to average loans outstanding decreased to 0.03% for the nine months ended September 30, 2006 from 0.06% for the year ended December 31, 2005. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased to 0.84% as of September 30, 2006 compared to 0.64% at December 31, 2005.

     The following table shows the activity in the allowance for loan losses:

                                                       Nine months Ended        Year Ended
                                                         September 30,         December 31,
                                                 ----------------------------------------------
                                                      2006            2005          2005
                                                 ----------------------------------------------
Allowance for loan losses - beginning of period  $     3,337,163 $    3,485,076      3,485,076
Provision for loan losses                                     --             --             --
Charge-offs                                             (117,272)      (197,719)      (315,041)
Recoveries                                                41,221        153,817        167,128
                                                 ----------------------------------------------
Allowance for loan losses - end of period        $     3,261,112 $    3,441,174     $3,337,163
                                                 ==============================================

Funding Sources

     Total deposits increased by $8.9 million to $280.6 million as of September 30, 2006 from $271.6 million as of December 31, 2005. Interest-bearing accounts increased by $23.1 million and noninterest-bearing accounts decreased by $14.1 million.

Borrowings

     In the first quarter of 2006, the Company incurred a charge of approximately $2.3 million which represented a prepayment penalty for restructuring a $35 million Federal Home Loan Bank (FHLB) advance at a fixed rate of 6.84% maturing February 2, 2010 into an adjustable rate advance that adjusts daily. Near the end of the second quarter, the Company paid off approximately $18 million of borrowings. Short term borrowings represent a $10.0 million three month repurchase agreement at 5.52% maturing October 6, 2006 and a $4.4 million FHLB advance at a rate that adjusts daily. Total borrowings decreased to $33.9 million at September 30, 2006 compared to $51.2 million at the end of 2005.

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

     The following table summarizes the Company's capital ratios:

                                                                          Minimum
                               September 30,       December 31,         Regulatory             To Be
                                   2006                2005            Requirements      Well Capitalized
                             ------------------  ------------------  ------------------  ------------------
Risk-based capital ratios:
   Tier 1 capital                        11.97%              11.63%               4.00%               6.00%
   Total capital                         13.30               13.51                8.00               10.00

Tier 1 leverage ratio                     9.77                8.96                4.00                5.00

         As of September 30, 2006 and December 31, 2005, the Company is considered well capitalized. Management knows of no conditions or events that would change this classification.

RESULTS OF OPERATIONS

Summary

     Carrollton Bancorp reported net income for the first nine months of 2006 of $1.8 million or $0.62 per diluted share. For the same period of 2005, net income amounted to $2.1 million, or $0.73 per diluted share.

     The earnings for the nine months ended September 2006 were significantly affected by recording a before tax charge of approximately $1.8 million representing a loss from a check kiting scheme by one of the Bank's commercial customers. The earnings for the first nine months of 2006 also includes a charge of approximately $2.3 million, representing a prepayment penalty for restructuring a $35 million FHLB advance at 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities.

     Return on average assets and return on average equity are key measures of a Company's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the nine months ended September 30, 2006 was 0.69%, compared to 0.83% for the corresponding period in 2005. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the nine months ended September 30, 2006 was 6.95%, compared to 8.06% for the corresponding period in 2005.

     Interest and fee income on loans increased 21% for the nine months ended September 30, 2006 compared to the same period in 2005, with total interest income increasing 24%. Net interest income increased 26% due to the $19.8 million increase in average interest-earning assets and the increase in the Company's net interest margin to 4.55% for the nine months ended September 30, 2006. Non-interest income decreased 11% or $878,000 to $7.5 million for the first nine months of 2006 compared to the first nine months of 2005. This decrease was due primarily to the $2.3 million decrease in Point of Sale revenue and ATM fees related to the termination of the Wal-Mart agreement partially offset by the $1.3 million gain on the sale of securities, and a 21% or $164,000 increase in service charges.

     Noninterest expenses were $15.5 million for the first nine months of 2006 compared to $13.5 million in 2005, an increase of $2.0 million or 15%. The increase was due to the $1.8 million charge representing the loss from a check kiting scheme by one of the Bank's commercial customers and the $2.3 million prepayment penalty for restructuring the FHLB advance partially offset by the elimination of transaction fees, other operating expenses and the $407,000 cost of disposal charge related to the termination of the Wal-Mart agreement.

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

     Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) increased from $8.6 million for the first nine months of 2005 to $10.9 million for the first nine months of 2006. This increase in net interest income was due primarily to the $19.8 million or 7% increase in average interest earning assets. The net interest margin on average interest-earning assets increased from 3.82% for the first nine months of 2005 to 4.55% for the first nine months of 2006. The increase in the net interest margin came principally from loan and investment growth, and restructuring the $35 million FHLB advance and the pay off of a $5 million FHLB advance in December 2005.

     Interest income on loans on a tax equivalent basis (a non-GAAP measure) increased 21% during the first nine months of 2006. The yield on loans increased to 7.67% during the first nine months of 2006 from 6.76% during the first nine months of 2005. The Company continues to emphasize commercial real estate and small business loan production.

     Interest income from investment securities and overnight investments on a tax equivalent basis was $2.5million for the first nine months of 2006, compared to $1.7 million for the first nine months of 2005, representing a 50% increase. The investment securities portfolio on average increased $13.8 million or 38% and the overall yield on investments increased from 4.08% for the first nine months of 2005 to 5.42% for the first nine months of 2006. The yield on Federal Funds Sold and the FHLB deposit increased to 4.85% for the first nine months of 2006 compared to 3.08% for the same period in 2005. The increase in yield was due to reinvesting the proceeds from maturities of low yielding investments into higher yielding investments and the purchase of higher yielding investment securities. The Company benefited from the continual increase in short term rates by the Federal Reserve.

     Interest expense increased $1.1 million to $6.4 million for the first nine months of 2006 from $5.3 million for the first nine months of 2005. The increase in interest expense was due to increased deposit levels, primarily in higher costing deposits. The cost of interest-bearing liabilities increased to 3.37% for the first nine months of 2006 compared to 2.91% for the first nine months of 2005. Interest-bearing liabilities increased on average $11.4 million or 5% to $252.8 million for the nine months ended September 30, 2006 from $241.4 million for the nine months ended September 30, 2005. The increase in the average money market accounts of $12.6 million and average certificates of deposit of $18.5 million were partially offset by the $13.7 million decrease in borrowings.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                                Nine Months Ended September 30, 2006
                                                           ------------------------------------------------
                                                           Average balance         Interest        Yield
                                                           -----------------    ---------------  ----------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit   $      9,774,056     $      354,612        4.85%
   Federal Home Loan Bank stock                                   1,797,337             75,574        5.62
   Investment securities  (a)                                    50,684,366          2,052,943        5.42
   Loans, net of unearned income: (a)
     Demand and time                                             74,925,928          4,435,762        7.92
     Residential mortgage (b)                                    72,316,754          3,926,413        7.26
     Commercial mortgage and construction                       106,817,351          6,228,346        7.80
     Installment                                                  1,524,356             80,978        7.10
     Lease financing                                              1,547,508             80,889        6.99
                                                           -----------------    ---------------
        Total loans                                             257,131,897         14,752,388        7.67
                                                           -----------------    ---------------
     Total interest-earning assets                              319,387,656         17,235,517        7.22
Noninterest-earning assets:
   Cash and due from banks                                       16,614,003
   Premises and equipment                                         5,397,687
   Other assets                                                   6,859,046
   Allowance for loan losses                                     (3,312,611)
   Unrealized gains on available for sale securities              1,118,516
                                                           -----------------
        Total assets                                       $    346,064,297
                                                           =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                         $     63,080,204            112,003        0.24%
   Money market                                                  51,003,153          1,393,845        3.65
   Other time                                                    96,619,880          3,145,983        4.35
   Borrowings                                                    42,079,151          1,720,595        5.47
                                                           -----------------    ---------------
                                                                252,782,388          6,372,426        3.37
                                                           -----------------    ---------------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                  57,997,061
   Other liabilities                                              1,091,680
Shareholders' equity                                             34,193,168
                                                           -----------------
        Total liabilities and shareholders' equity         $    346,064,297
                                                           =================
Net interest income                                                             $   10,863,091
                                                                                ===============
Net interest spread                                                                                   3.85%
                                                                                                 ==========
Net interest margin                                                                                   4.55%
                                                                                                 ==========

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b)  Includes loans held for sale

                                                                 Nine Months Ended September 30, 2005
                                                           -------------------------------------------------
                                                            Average balance         Interest        Yield
                                                           -------------------   ---------------   ---------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit   $       19,590,600    $      452,960        3.08%
   Federal Home Loan Bank stock                                     2,645,729            79,069        3.98
   Investment securities held to maturity and investment
     securities available for sale (a)                             36,858,837         1,126,609        4.08
   Loans, net of unearned income: (a)
     Demand and time                                               63,428,951         3,287,230        6.91
     Residential mortgage (b)                                      73,949,279         3,304,762        5.96
     Commercial mortgage and construction                          97,971,991         5,267,818        7.17
     Installment                                                    1,882,678           147,320       10.43
     Lease financing                                                3,233,944           179,471        7.40
                                                           -------------------   ---------------
        Total loans                                               240,466,843        12,186,601        6.76
                                                           -------------------   ---------------
     Total interest-earning assets                                299,562,009        13,845,239        6.16
Noninterest-earning assets:
   Cash and due from banks                                         23,215,056
   Premises and equipment                                           5,681,480
   Other assets                                                     7,078,831
   Allowance for loan losses                                       (3,482,004)
   Unrealized gains on available for sale securities                3,524,453
                                                           -------------------
        Total assets                                       $      335,579,825
                                                           ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                         $       69,048,341           124,179        0.24%
   Money market                                                    38,403,521           656,676        2.28
   Other time                                                      78,121,494         1,978,999        3.38
   Borrowings                                                      55,821,504         2,499,830        5.97
                                                           -------------------   ---------------
                                                                  241,394,860         5,259,684        2.91
                                                                                 ---------------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                    58,523,102
   Other liabilities                                                1,197,333
Shareholders' equity                                               34,464,530
                                                           -------------------
        Total liabilities and shareholders' equity         $      335,579,825
                                                           ===================

Net interest income                                                              $    8,585,555
                                                                                 ===============

Net interest spread                                                                                    3.25%
                                                                                                   =========
Net interest margin                                                                                    3.82%
                                                                                                   =========

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

     The Company did not provide for any loan losses in the first nine months of 2006 or 2005. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased slightly to 0.84% at September 30, 2006 from 0.64% at December 31, 2005 and 0.73% at September 30, 2005, respectively.

Noninterest Income

     Noninterest income was $7.5 million for the nine months ended September 30, 2006, a decrease of $878,000 or 11%, compared to the corresponding period in 2005. This decrease was due primarily to the $2.3million decrease on Point of Sale revenue and ATM fees related to the termination of the Wal-Mart ATM agreement partially offset by the $1.3 million gain on the sale of equity securities, and a 21% or $164,000 increase in service charges on deposit accounts.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commissions were basically the same during the nine months ended September 30, 2006, compared to the same period in 2005. Management believes that brokerage commissions are a good source of noninterest income for the Company and intends to continue focusing on increasing this source of income.

     Electronic banking fee income decreased by $2.3 million for the first nine months of 2006 compared to the corresponding period in 2005. Electronic banking income is comprised of three sources: national point of sale ("POS") sponsorships, ATM fees, and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 75% of total electronic banking revenue. Fees from ATMs represent approximately 8% of total electronic banking revenue. Fees from check cards comprise the remaining 17% of electronic banking revenue. In September 2005, the Company announced Wal-Mart's intention to terminate the agreement for the Company to provide ATM services at its locations in Maryland, Virginia and West Virginia, effective January 22, 2006. The decrease in POS revenue and ATM fees resulted from the termination of the Wal-Mart agreement.

     Mortgage-banking revenue decreased by $84,000 to $1.9 million in the first nine months of 2006 from $2.0 million in 2005. During 2004, the Company opened three mortgage-banking "net branches." The employees of these net branches earn as salaries all revenues earned on the sale of mortgage loans less operating expenses. In addition, each net branch pays management fees to CMSI for use of its processing and underwriting staff. The net branch expenses are included in the Company's income statement, as they are divisions of CMSI, but the net effect of the operations of the net branches on the Company's net income is limited to the management fees paid to CMSI. Effective August 1, 2006, one net branch was merged into CMSI. The inclusion of the expenses in the financial statements has the effect of showing significant expenses related to mortgage-banking and negatively effects the Company's efficiency ratio.

     The Company realized gains on the sales of equity securities of $2.2 million for the nine months ended September 30, 2006, compared to $840,000 for the same period in 2005. The security gains in 2006 were taken to substantially offset the $2.3 million prepayment penalty for restructuring a $35 million FHLB advance at 6.84% maturing February 2, 2010.

 Noninterest Expense

     Noninterest expense increased $2.0 million or 15% for the nine months ended September 30, 2006, compared to the same period in 2005. The increase was due primarily to the $1.8 million charge representing the loss from a check kiting scheme by one of the Bank's commercial customers and the $2.3 million prepayment penalty for restructuring the FHLB advance partially offset by the elimination of transaction fees, other operating expenses and the $407,000 write down related to the termination of the Wal-Mart ATM agreement.

     Salaries, the largest component of noninterest expense, decreased $178,000 or 3% for the first nine months of 2006 compared to the same period in 2005. Full time equivalent staff decreased from 156 positions at September 30, 2005 to 141 positions at September 30, 2006. The staff decrease was due to the elimination of three electronic banking staff due to the termination of the Wal-Mart agreement, the closing of a branch in April 2006 and a reduction in the mortgage banking personnel at CMSI due to the slow down in the housing market.

     Employee benefits increased by $94,000 or 9% due to increases in medical costs and 401(K) contributions.

     Occupancy expenses were $1.3 million for the nine months ended September 30, 2006, compared to $1.4 million for the same period in 2005, which represented a decrease of $82,000 or 6%. This decrease was primarily due to the termination of the leased space for the Wal-Mart ATMs and the closing of one branch in April 2006, partially offset by increases in rent of the branches and office space.

     Furniture and equipment expenses decreased by $ 418,000 or 47% for the nine months ended September 30, 2006 compared to the same period in 2005. This decrease was due to the termination of the maintenance agreement on the Wal-Mart ATMs.

      Other operating expenses decreased $1.1 million or 26% for the nine months ended September 30, 2006. This decrease was primarily due to the elimination of data processing costs, courier costs and other operating expenses related to the termination of the Wal-Mart agreement.

Income Taxes

     For the nine month period ended September 30, 2006, the Company's effective tax rate was 33.5%, compared to 36.2% for the same period in 2005. During the nine months ended September 30, 2005, the Company redeemed its bank owned life insurance policies and converted to a new policy. The income tax provision includes the tax expense associated with the redemption. The effective tax rate also fluctuates from year to year due to changes in the mix of tax-exempt loans and investments.

Results of Operations - Third Quarter 2006 and 2005

     Third quarter net income of $855,000 ($0.30 per share-diluted) in 2006 was $181,000 or 17% less than net income of $1.0 million ($0.37 per share-diluted) for the same quarter of 2005. Annualized returns on average equity for these periods were 10.18% in 2006 versus 11.96% in 2005. The earnings for the third quarter of 2005 include a gain of $767,000 from the sale of equity securities and the write down and cost of disposal of ATMs totaling $407,000 related to the termination of the Company's agreement with Wal-Mart to provide ATMs at Wal-Mart, Sam's Club and Wal-Mart Supercenters in Maryland, Virginia, and West Virginia. To illustrate the impact on earnings from these two items, using a non-GAAP financial measure, net income for the third quarter of 2005 excluding the gains on the sales of securities and the write down and cost of disposal of the ATMs, as described above, would have been $812,000 or $0.29 per diluted share compared to $855,000 or $0.30 per diluted share for the third quarter of 2006, representing an increase of 5%.

     Third quarter net interest income was $3.6 million in 2006, an increase of 20% from $3.0 million in 2005. The increase in net interest income was due mainly to a $10.4 million increase in interest earning assets. The increase in average investment securities of $11.4 million and gross loans, including loans held for sale, of $16.2 million were partially offset by a $23.0 million decrease in short term investments. The reallocation of short term investments into higher yielding loans and investment securities contributed to the increase in the net interest margin. Also, the Company's net interest margin increased to 4.58% for the quarter ended September 30, 2006 from 3.91% in the comparable quarter in 2005.

     Noninterest income continues to be a large contributor to the Company's profitability. The majority of the Company's non-interest income is derived from two sources: The Bank's Electronic Banking Division and Carrollton Mortgage Services, Inc. (CMSI), a subsidiary of Carrollton Bank. Noninterest income decreased 54% or $1.8 million to $1.6 million in the third quarter of 2006 compared to the third quarter of 2005. This decrease was due to the Electronic Banking Division's revenue decreasing $822,000 or 63% as a result of the decrease in Point of Sale revenue and ATM fees related to the termination of the Wal-Mart ATM agreement announced in September 2005 and effective January 22, 2006. Also, there were no gains on the sale of securities in the third quarter of 2006 compared to a $767,000 gain on the sale of securities in the third quarter of 2005. Mortgage banking fees and gains decreased $149,000 or 19% due to the slow down in the housing market while service charges decreased $120,000 or 41% due to management's decision to stop service to money service businesses.

     Noninterest expenses were $3.9 million in the third quarter of 2006 compared to $4.7 million in 2005, a decrease of $877,000 or 19%. The decrease was due to the elimination of personnel, transaction fees, other operating expenses and the $407,000 cost of disposal charge in the third quarter of 2005 related to the termination of the Wal-Mart agreement.

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

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $130.1 million at September 30, 2006. Of this total, management places a high probability of required funding within one year on approximately $72.0 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit totaling $84.0 million with the Federal Home Loan Bank of Atlanta (the "FHLB") of which $14.4 million was outstanding at September 30, 2006. Additionally, the Company has available unsecured federal funds lines of credit of $5.0 million and secured federal funds lines of credit of $10.0 million with other institutions. There was no balance outstanding under these lines at September 30, 2006. The lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2006, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first nine months of 2006 or 2005.

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

     There have been no changes that have materially affected or are reasonably likely to materially affect the Company's internal controls (as defined in Rule 13a-15 under the Securities Act of 1934) or in other factors that could materially affect such controls subsequent to the date of the evaluations by the chief executive officer and the chief financial officer. Neither the chief executive officer nor the chief financial officer is aware of any significant deficiencies or material weaknesses in the Company's internal controls. However, as a result of the check kiting loss that was discovered at the end of the second quarter of 2006, management implemented additional controls and review procedures that it believes will reduce the risk of future check kiting losses. These additional controls consist of daily review of large dollar amounts and large deposit amounts and review of all deposit accounts with more than a minimal negative daily balance.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On October 26, 2006, the Board of Directors of the Company declared a 9% or $0.01 increase in the quarterly cash dividend to $0.12 per share to common shareholders of record on November 10, 2006, payable December 1, 2006.

ITEM 6.  EXHIBITS

(a)  Exhibits
     (31.1)    Rule 13a-14(a) Certification by the Principal Executive Officer

     (31.2)    Rule 13a-14(a) Certification by the Principal Financial Officer

     (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

     (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)            Reports on Form 8-K
               On November 1, 2006, the Company announced third quarter net income and a $0.12 quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARROLLTON BANCORP

                                        PRINCIPAL EXECUTIVE OFFICER:

Date    November 14, 2006               /s/ Robert A. Altieri
        -----------------               ----------------------------------------

                                        Robert A. Altieri
                                        President and Chief Executive Officer


                                        PRINCIPAL FINANCIAL OFFICER:

Date    November 14, 2006               /s/ James M. Uveges
        -----------------               ----------------------------------------

                                        James M. Uveges
                                        Senior Vice President and Chief
                                        Financial Officer