Form 10-K
period 2006-12-31
CARROLLTON BANCORP
filed 2007-04-02
CIK 859222

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2006

Commission file number: 0-23090

Carrollton Bancorp
(Exact Name of Registrant as Specified in its Charter)

Maryland	52 1660951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
344 N. Charles St.
Baltimore, MD	21201
(Address of principal executive offices)	(Zip Code)
(410) 536 4600
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant on December 31, 2006 was approximately $39.4 million. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant’s most recently completed fourth fiscal quarter. As of December 31, 2006, the last known sale price was $17.16 per share. For the purpose of this calculation, the term “affiliate” referes to all directors and executive officers of the registrant.

On March 9, 2007, 2,819,035 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for Annual Meeting of Shareholders to be held on May 15, 2007, is incorporated by reference in this Form 10-K in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14.

CARROLLTON BANCORP

2006 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “plans”, “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on Carrollton Bancorp’s current intent, belief and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to:

Part I. Item 3. Legal Proceedings:

Statement regarding the impact on the Company of routine legal proceeding.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Statements regarding loan growth in real estate development and construction and commercial loan portfolios in 2007.

Statement regarding 2007 certificate of deposit pricing strategy.

Statement regarding challenges facing management in terms of interest rates, growth in net interest income and overall management of the net interest margin.

Statements regarding volatility in mortgage refinancing activity.

Part III. Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Statements regarding the Company’s ability to limit exposure to interest rate risk.

Statements regarding factors that influence demand for real estate loans.

Statements regarding future revenue improvements.

Statements regarding the sufficiency of the Company’s allowance for loan losses.

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

CARROLLTON BANCORP

PART I

ITEM 1: BUSINESS

General. – Carrollton Bancorp (the “Company”), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was organized on January 11, 1990, and is headquartered in Baltimore, Maryland. Carrollton Bank (the “Bank”) is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business and, as of December 31, 2006, had a total of ten branch locations in Maryland with two branch locations in Baltimore City; three branch locations in Anne Arundel County; four branches in Baltimore County and one branch  in Harford County. The Company expects its fifth branch to open in Baltimore County in June 2007. The Bank’s wholly owned subsidiaries are Carrollton Mortgage Services, Inc. (“CMSI”), which is used primarily to originate and sell residential mortgage loans, Carrollton Financial Services, Inc. (“CFS”), which provides brokerage services, and Mulberry Street LLC (“MSLLC”) which is used to dispose of other real estate owned. Carrollton Community Development Corporation (“CCDC”) is a 96.4% owned subsidiary of the Bank which promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Metropolitan Baltimore area.

The Bank also operated a network of ATMs in Maryland, Virginia, and West Virginia and sponsors national retailers who accept ATM cards for purchases in various electronic networks. On September 22, 2005, Wal-Mart notified the Bank of its intention to terminate the agreement for the Bank to provide ATM’s at Wal-Mart, Sam’s Club, and Wal-Mart Supercenters in Maryland, Virginia, and West Virginia. The effective date of the termination was January 22, 2006.

The Bank is an independent, community bank that seeks to provide personal attention and professional financial services to its customers while offering virtually all of the banking services of larger competitors. Our customers are primarily individuals and small and medium-sized businesses. The Bank’s business philosophy includes offering informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently applied credit policies.

The executive offices of the Company and the principal office of the Bank are located at 344 North Charles Street, Baltimore, Maryland 21201, telephone number (410) 536-4600. The Company files quarterly and annual reports with the Securities and Exchange Commission (“SEC”) on forms 10-Q and 10-K, respectively, proxy materials on Schedule 14A and current reports on Form 8-K. The Company makes available, free of charge, all of these reports, as well as any amendments, through the Company’s Internet site as soon as is reasonably practicable after they are filed electronically with the SEC. The address of that site is http://www.carrolltonbank.com. To access the SEC reports, click on “Insider Transactions — SEC Filings” — ”SEC Filings”. The SEC also maintains an internet site that contains reports, proxy materials and information statements at http://sec.gov. In addition, the Company will provide paper copies of filings free of charge upon written request.

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

•         Internet banking, including electronic bill payment

•         Letters of credit and remittance services.

•         Credit and debit card services.

•         Merchant credit card deposit servicing.

•         Brokerage services for stocks, bonds, mutual funds and annuities.

•         A 24-hour ATM network.

2006 ANNUAL REPORT

•         After-hours depository services.

•         Safe deposit boxes.

•         Point of Sale (POS) services.

•         Other services, such as direct deposit, traveler’s checks and IRAs.

Customer service hours for the Bank are competitive with other institutions in the market area. The Bank also acts as a reseller of services purchased from third party vendors for customers requiring services not offered directly by the Bank.

Lending Activities. – The Bank makes various types of loans to borrowers based on, among other things, an evaluation of the borrowers’ net asset value, cash flow, security and ability to repay. Loans to consumers include home mortgage loans, home equity lines of credit, home improvement loans, overdraft lines of credit, and installment loans for automobiles, boats and recreational vehicles. The Bank also makes loans secured by deposit accounts and common stocks. The Bank’s commercial loan product line includes commercial mortgage loans, time and demand loans, lines and letters of credit, and acquisition, development and construction financing. The Notes to the Consolidated Financial Statements contained in Part II, Item 8 report the classification by type of loan for the whole portfolio.

First and second residential mortgage loans, made principally through the Bank’s subsidiary, CMSI, enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value ratio greater then 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used. The Bank experienced no losses and no recoveries on residential mortgage loans in 2006. The Bank experienced no losses and recoveries of $14,874 in 2005. The Bank experienced losses of $746 and recoveries of $8,087 in 2004. There were no residential mortgage loans delinquent more than 90 days at December 31, 2006. There are no discernible delinquency or loss trends relating to residential mortgage loans known to management.

Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower’s primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced no losses or recoveries on home equity loans during 2006. The Bank experienced losses on home equity loans during 2005 of $0 and recoveries of $7,700. The Bank experienced losses on home equity loans during 2004 of $7,000 and recoveries of $0. There were $0 of home equity loans delinquent more than 90 days at December 31, 2006. There are no discernible delinquency or loss trends relating to home equity loans known to management.

Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 115% coverage of the business debt service, and for income-producing property to be self-supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. The repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business. The Bank experienced losses on commercial mortgage loans of $59,120 during 2006 and $0 during 2005 and 2004, respectively. There were $252,295 of commercial mortgage loans past due more than 90 days at December 31, 2006. There are no known discernible delinquency or loss trends relating to commercial mortgage loans.

Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank typically will finance 70% to 80% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations

CARROLLTON BANCORP

are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses or recoveries on construction and land development loans during 2006, 2005, or 2004. There were no construction and land development loans past due more than 90 days at December 31, 2006. There are no discernible delinquency or loss trends relating to construction and land development loans known to management.

Demand and time loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had no losses or recoveries on demand and time loans in 2006.The Bank had losses of $123,578 and recoveries of $130,904 on time demand and loans in 2005. The Bank had losses of $192,440 and recoveries of $67,111 on demand and time loans in 2004. There were no demand and time and line of credit loans delinquent more than 90 days at December 31, 2005. There are no discernible delinquency or loss trends relating to demand and time loans or lines of credit known to management.

Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. The Bank makes unsecured home improvement loans to a maximum amount of $15,000. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower’s home, typically a borrower’s most significant asset. In addition, the debt-to-income ratio requirement helps determine the borrower’s current ability to repay the loan. The Bank had charge-offs of home improvement loans of $11,515, $0 and $10,020, in 2006, 2005 and 2004, respectively. There were recoveries of $608, $0, and $14,898, in 2006, 2005, and 2004, respectively. There were no home improvement loans delinquent more than 90 days at December 31, 2005. There are no discernible loss or delinquency trends relating to home improvement loans known to management.

The remainder of the consumer loan portfolio is comprised of installment loans for automobiles, boats and recreational vehicles (“RV”), overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance up to 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance up to 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower’s current ability to repay. The Bank had losses on automobile loans of $6,849 in 2006 and no losses in 2005, or 2004, and recoveries of $1,251, $0, and $0, in 2006, 2005 and 2004, respectively. There were no automobile or other vehicle loans past due more than 90 days at December 31, 2005. There are no discernible delinquency or loss trends relating to automobile or other vehicle loans known to management.

Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2006, 2005, and 2004 were $11,662, $1,927, and  $43,470,  respectively. There were no overdraft loans and other personal loans past due more than 90 days at December 31, 2006. There are no discernible delinquency or loss trends relating to overdraft lines and other personal loans known to management.

Loans secured by savings accounts and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 95% of balances in savings or certificate of deposit accounts. The Bank will advance funds up to 60% of the market value of actively traded stock certificates and bonds or 50% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2006, 2005, or 2004. Recoveries on loans secured by stocks and bonds were $0, $0, and $411 in 2006, 2005, and 2004 respectively. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 2006. There are no discernible delinquency or loss trends relating to loans secured by savings accounts or stock and bond certificates known to management.

2006 ANNUAL REPORT

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

CMSI originates adjustable and fixed-rate residential mortgage loans at terms and conditions and with documentation that permit their sale in the secondary mortgage market. CMSI’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

CCDC was established in 1995 for the purpose of promoting, developing, and improving the housing and economic conditions of people in Maryland with particular emphasis in the Metropolitan Baltimore area. CCDC promotes through loans, investments, and other transactions, efforts to increase housing for low and moderate-income individuals.

Mulberry Street LLC was established in 2004 for the purpose of disposing of real estate owned.

Investment Activities. – The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 16% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2006 to 2031, as well as equity securities.

Deposit Services. – The Bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Deposit accounts available include noninterest-bearing demand checking, interest-bearing checking (NOW accounts), savings, money market, certificates of deposit, and individual retirement accounts. Deposit accounts carry varying fee structures depending on the level of services desired by the customer. Interest rates vary depending on the balance in the account maintained by the customer. Commercial deposit customers may also choose an overnight investment account which automatically invests excess balances available in demand accounts on a daily basis in repurchase agreements. The Bank’s customer base for deposits is primarily retail in nature. The Bank also offers certificates of deposit over $100,000 to its retail and commercial customers. The Bank has used deposit brokers in the past and may do so in the future to meet liquidity needs. The balance of accounts over $100,000 is not significant, and these accounts are offered principally as accommodations to existing customers.

The Company offers Certificate of Deposit Registry Service (“CDARS”) deposits to its customers. This is a program which allows customers to deposit more than would normally be covered by FDIC insurance. CDARS is a nationwide program that allows participating banks to “swap” customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank.

In addition to traditional deposit services, the Bank offers telephone banking services, internet banking services and internet bill paying services to its customers.

Brokerage Activities. – CFS provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2006, commission income totaled $647,000 and net income was $152,000.

Market. – The Company considers its core markets to be the communities within the Baltimore Metropolitan Statistical Area (“Baltimore MSA”), particularly Baltimore City and the counties of Baltimore, Anne Arundel and Harford. Lending activities are more broad and include areas outside of the Baltimore MSA. CMSI operates in Delaware, Pennsylvania, Virginia and West Virginia in addition to its core Maryland operations.

Competition. – The Bank faces strong competition in all areas of its operations. This competition comes from entities operating in Baltimore City, Baltimore County, Anne Arundel County, Harford County, and Carroll County, and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions. The Bank also competes for deposits with money market funds, mutual funds and corporate and government securities. The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors, including, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable. Some of the Bank’s competitors have greater assets and operating capacity than the Bank.

Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Maryland law permit interstate banking. Recent legislation has broadened the extent to which financial services companies, such as investment banks and insurance companies, may control commercial banks. As a consequence of these developments, competition in the Bank’s principal market may increase, and a further consolidation of financial institutions in Maryland may occur.

CARROLLTON BANCORP

Asset Management. – The Bank makes available several types of loan services to its customers as described above, depending on customer needs. Recent emphasis has been made on originating short-term (one year or less), variable rate commercial loans and variable rate home equity lines of credit, with the balance of its funds invested in consumer/installment loans and real estate loans, both commercial and residential. In addition, a portion of the Bank’s assets is invested in high-grade securities and other investments in order to provide income, liquidity and safety. Such investments include U.S. government agency securities, corporate bonds, mortgage-backed securities and collateralized mortgage obligations, as well as advances of federal funds to other member banks of the Federal Reserve System. Subject to the effects of taxes, the Bank also invests in tax-exempt state and municipal securities with a minimum rating of “A” by a recognized ratings agency. The Bank’s primary source of funds is customer deposits. The risk of non-repayment (or deferred payment) of loans is inherent in the business of commercial banking, regardless of the type of loan or borrower. The Bank’s efforts to expand its loan portfolio to small and medium-sized businesses may result in the Bank undertaking certain lending risks which are somewhat different from those involved in loans made to larger businesses. The Bank’s management evaluates all loan applications and seeks to minimize the exposure to credit risks through the use of thorough loan application, approval and monitoring procedures. However, there can be no assurance that such procedures significantly reduce all risks.

Employees. – As of December 31, 2006, the Bank and its subsidiaries had 138 full time equivalent employees, 33 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management believes that it has a favorable relationship with its employees.

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

The allowance for loan losses is one of the most difficult and subjective judgments. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio. Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors. The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to the Bank’s service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”). The BHCA is administered by the Board of Governors of the Federal Reserve System (the “Board of Governors”), and the Company is required to file with the Board of Governors such reports and information as may be required pursuant to the BHCA. The Board of Governors also may examine the Company and any of its nonbank subsidiaries. The BCHA requires every bank holding company to obtain the prior approval of the Board of Governors before: (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than five percent of the voting shares of such bank; or (iii) it merges or consolidates with any other bank holding company.

2006 ANNUAL REPORT

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

Federal and State Bank Regulation.   The Bank is a Maryland state-chartered bank, with all the powers of a commercial bank, regulated and examined by the Office of the Maryland Commissioner of Financial Regulation (the “Commissioner’) and the Federal Deposit Insurance Corporation (“FDIC”). The Commissioner and the FDIC have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulations or written agreements with the regulator, or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

The Community Reinvestment Act (“CRA”) requires that in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of these banks. The factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of “Satisfactory.”

Under the Federal Deposit Insurance Corporation Improvement Act of 1991(“FDICIA”), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, which specifies the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Bank believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions described under the caption, “Capital Requirements.”

Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements. Prior to establishment of the branch, the Bank must obtain Commissioner and FDIC approval.

Deposit Insurance.   As an FDIC insured institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”).  For traditional and ROTH IRA’s, the federal deposit insurance limit increased from $100,000 to $250,000. The FDIC is required to establish the semi-annual assessments for BIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25 percent of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. The Bank currently pays a de minimus semi-annual assessment.

Limits on Dividends and Other Payment.   Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The Federal Reserve Board (“FRB”) has issued a policy statement, which provides that, as a general matter, insured banks may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of the net earnings. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution, which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

CARROLLTON BANCORP

Capital Requirements.   The FDIC adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported as assets on the balance sheet and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio to total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant.

In August 1995 and May 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons the addition of IRR evaluation to the agencies’ capital guidelines does not result in significant changes in capital requirements for the Bank.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under the caption, “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the stockholders.

Federal Deposit Insurance Corporation Improvement Act of 1991.   In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums, described further under the caption “Deposit Insurance.”

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. The Bank is currently “well capitalized.”

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

2006 ANNUAL REPORT

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

Financial Modernization.   In November 1999, the Gramm-Leach-Bliley Act (“GLBA”) was signed into law. Effective in part on March 11, 2000, GLBA revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions for the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a “financial holding company.” GLBA provides that a financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with the expedited notice procedures.

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

THE PATRIOT ACT

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) requires financial institutions to develop a customer identification plan that includes procedures to:

•         Collect identifying information about customers opening a deposit or loan account

•         Verify customer identity

•         Maintain records of the information used to verify the customer’s identity

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

GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONTROLS

The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company’s earnings will be impacted by movement in interest rates, as discussed in Part II Item 7a. “Quantitative and Qualitative Disclosure About Market Risk.”

ITEM 1A: RISK FACTORS

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of these risks were to occur, our business, financial condition or results of operations could be materially and adversely affected. Also, consider the other information in this Annual Report on Form 10-K, as well as the documents incorporated by reference.

Competition may decrease our growth or profits.

We face significant competition for banking services in our primary market in which we operate. Competition in the local banking industries may limit our ability to attract and retain customers. We may face competition now and in the future from the following: other local and regional banking institutions, including larger commercial

CARROLLTON BANCORP

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

Changes in interest rates and other factors beyond our control may adversely affect our earnings and financial condition.

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

Our allowance for loan losses may not be adequate to cover our actual loan losses, which could adversely affect our earnings.

If our customers default on the repayment of their loans, our profitability could be adversely affected. A borrower’s default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loans. If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to write-off the loans in whole or in part. Although we may acquire any real estate or other assets that secure the defaulted loans through foreclosure or other similar remedies, the amount owed under the defaulted loans may exceed the value of the assets acquired.

Our management periodically makes a determination of our allowance for loan losses based on available information, including the quality of our loan portfolio, economic conditions, and the value of the underlying collateral and the level of our non-accruing loans. If our assumptions prove to be incorrect, our allowance may not be sufficient and future additions to the allowance may be necessary which will result in an expense for the period. If, as a result of general economic conditions or an increase in nonperforming loans, management determines that an increase in our allowance for loan losses is necessary, we may incur additional expenses.

In addition, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses and the value we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value for these items based on their judgement. These adjustments could negatively impact our results of operations or financial condition.

In the course of our business, we may acquire, through foreclosure, properties securing loans that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on

2006 ANNUAL REPORT

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

Changes in local economic conditions could adversely affect our business.

Because we serve primarily individuals and smaller businesses, the ability of our customers to repay their loans is impacted by the economic conditions in these areas. As of December 31, 2006, approximately 78% of our loan portfolio consisted of commercial loans, defined as commercial and industrial, municipal, multi-family, commercial real estate and construction loans. Thus, our results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

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

Government regulation significantly affects our business.

Bank holding companies and state and federally chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Deposit Insurance Corporation, or FDIC, and the Office of the Maryland Commissioner of Financial Regulation.. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ablitity to attract deposits and other funding sources, make loans and investements, and achieve satisfactory interest spreads.

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

Under regulatory capital adequacy guidelines and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework or “well managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

Technology failure could adversely affect our operations and profits.

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

Our ability to pay dividends is limited by law and contract.

Our ability to pay dividends to our shareholders largely depends on Carrollton Bancorp’s receipt of dividends from Carrollton Bank. The amount of dividends that Carrollton Bank may pay to Carrollton Bancorp is limited by

CARROLLTON BANCORP

federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to maintain earnings for use in our business.

The market price for our common stock may be volatile.

The market price for our common stock has fluctuated, ranging between $14.40 and $19.45 per share during the last 12 months ended December 31, 2006. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market share of our common stock due to, among other things:

Variations in our anticipated or actual operating results or the results of our competitors;

Changes in investors’ or analysts’ perceptions of the risks and conditions of business;

The size of the public float of our common stock;

Regulatory developments;

The announcement of acquisitions or new branch locations by us or our competitors;

Market conditions; and

General economic conditions.

Additionally, the average daily trading volume for our common stock is low and on various days throughout  the year, there is no activity on the stock. There can be no assurance that a more active or consistent trading market will develop. As a result, relatively small trades could have a significant impact on the price of our stock.

ITEM 2: PROPERTIES

The Company owned the following properties, which had a book value of $2.7 million at December 31, 2006:

Location	Description
1740 East Joppa Road Towson, MD 21234	Full service branch with drive thru, Electronic Banking offices and leased office space
427 Crain Highway Glen Burnie, MD 21061	Full service branch with drive-thru
531 South Conkling Street Baltimore, MD 21224	Full service branch with drive-thru
344 N. Charles Street Baltimore, MD 21201	Full service branch with Executive offices, Lending offices and Finance offices

The Company leased the following facilities at an aggregate annual rental of $937,160 as of December 31, 2006:

Location	Description	Lease Expiration Date*
1066-70 Maiden Choice Lane Arbutus, MD 21229	Full service branch	April 30, 2031
4738 Shelbourne Road Baltimore, MD 21229	Detached drive-thru	April 30, 2031
Suites 101-103 & 120-122 1589 Sulphur Spring Road Baltimore, MD 21227	Administrative and operational offices	February 28, 2019
2637-A Old Annapolis Road Hanover, MD 21076	Full service branch	October 1, 2014
Wilkens Beltway Plaza 4658 Wilkens Avenue Baltimore, MD 21229	Limited-service branch	October 21, 2024
8157A Honeygo Boulevard White Marsh, MD 21236	Full service branch	December 31, 2017
Northway Shopping Center 684 Old Mill Road Millersville, MD 21108	Full service branch	August 31, 2014
602 Hoagie Drive Bel Air, MD 21014	Full service branch	November 30, 2044

2006 ANNUAL REPORT

10301 York Road Cockeysville, MD 21030	Full service branch expected to open in the second quarter of 2007	December 1, 2047
2300 York Road Timonium, MD 21093	Mortgage subsidiary offices	January 14, 2010
208 Hickory Avenue Bel Air, MD 21014	Mortgage subsidiary offices	March 31, 2010
8905 Harford Road Baltimore, MD 21234	Mortgage subsidiary offices	June 30, 2007
1 Center Square, Suite 201 Hanover, PA 17331	Mortgage subsidiary offices	June 29, 2007

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2006.

CARROLLTON BANCORP

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING AND DIVIDENDS

As of December 31, 2006, there were 391 shareholders of record of the Company. The Company’s Common Stock has traded on the National Association of Security Dealers’ Automated Quotation System (“NASDAQ”) National Market Tier of The NASDAQ Stock Market under the symbol “CRRB.” Currently, there are two broker-dealers who make a market in the Common Stock.

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

Dividends declared per share on the Company’s common stock were $0.45 in 2006, $0.40 in 2005, and $0.38 in 2004, representing a payout ratio of 48.98% in 2006, 45.97% in 2005, and 121.17% in 2004. The dividend payout ratio is the result of dividing the amount of dividends paid by net income.

The Company implemented a Dividend Reinvestment Plan that provides automatic reinvestment of dividends in additional shares of Carrollton Bancorp common stock.

During 2006, the Company repurchased and retired 7,518 shares of common stock at an average price of $17.14. In 2005, the Company repurchased and retired 42,500 shares of common stock at a price of $14.10 per share.

The following table sets forth the high and low sales price and dividends per share of the Company’s Common Stock for the periods indicated.

Period	Price Per Share				Cash Dividends Paid Per Share
	2006		2005		2006	2005
	Low	High	Low	High
4th Quarter	$16.99	$19.45	$14.00	$15.00	$0.12	$0.10
3rd Quarter	16.11	18.00	13.95	16.29	0.11	0.10
2nd Quarter	15.64	18.80	14.25	17.00	0.11	0.10
1st Quarter	14.40	15.95	14.12	17.00	0.11	0.10
					$0.45	$0.40

As of December 31, 2006, there were approximately 391 common shareholders of record holding an aggregate of 2,806,705 shares. The Company believes there to be in excess of 558 beneficial owners of the Company’s Common Stock.

The ability of the Company to pay dividends in the future will be dependent on the earnings, if any, financial condition and business of the Company, as well as other relevant factors, such as regulatory requirements. No assurance can be given either that the Company’s future earnings, if any, will be sufficient to enable it to pay dividends, or that if such earnings are sufficient, that the Company will not decide to retain such earnings for general working capital and other funding needs. In addition, the Company is highly dependent on dividends received from the Bank to enable it to pay dividends to shareholders. No assurance can be given that the Bank will continue to generate sufficient earnings to enable it to pay dividends to the Company, or that it will continue to meet regulatory capital requirements which, if not met, could prohibit payment of dividends to the Company.

2006 ANNUAL REPORT

STOCK PERFORMANCE TABLE

The Company is required by the SEC to provide a five-year comparison of the cumulative total Shareholder return on our Common Stock compared with that of a broad equity market index, and either a published industry index or a constructed peer group index of the Company.

The following chart compares the cumulative Shareholder return on the Company’s Common Stock from December 31, 2001 to December 31, 2006 with the cumulative total of the NASDAQ Composite (U.S.), the NASDAQ Bank and SNL Mid-Atlantic Indices. The comparison assumes $100 was invested on December 31, 2001 in the Company’s Common Stock and in each of the foregoing indices. It also assumes reinvestment of any dividends.

The Company does not make, nor does it endorse, any predictions as to future stock performance.

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Carrollton Bancorp	100.00	112.33	148.16	151.37	131.18	154.18
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Mid-Atlantic Bank Index	100.00	76.91	109.35	115.82	117.87	141.46

The following table provides information about the Company’s outstanding options, warrants and rights under equity compensation plans:

EQUITY COMPENSATION PLAN

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	229,030	$14.70	34,140
Equity compensation plans not approved by security holders	—	—	—
Total	229,030	$14.70	34,140

CARROLLTON BANCORP

ITEM 6:   SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$23,127,504	$19,071,379	$15,500,323	$15,935,691	$18,985,364
Interest expense	8,737,450	7,375,083	5,321,622	6,639,734	8,692,320
Net interest income	14,390,054	11,696,296	10,178,701	9,295,957	10,293,044
Provision for loan losses	—	—	—	243,000	526,000
Net interest income after provision for loan losses	14,390,054	11,696,296	10,178,701	9,052,957	9,767,044
Noninterest income	8,898,996	10,718,636	8,781,151	8,268,612	7,534,802
Noninterest expenses	19,381,003	18,634,124	17,751,000	16,058,355	14,536,958
Income before income taxes	3,908,047	3,780,808	1,208,852	1,263,214	2,764,888
Income taxes	1,323,268	1,322,371	320,488	338,500	847,630
Net income	$2,584,779	$2,458,437	$888,364	$924,714	$1,917,258
CONSOLIDATED BALANCE SHEET DATA, AT YEAR END
Assets	$349,824,752	$360,467,146	$319,123,132	$302,409,975	$324,221,615
Gross loans	260,001,314	247,943,073	219,726,294	199,296,561	205,220,126
Deposits	277,903,801	271,626,503	225,846,145	207,056,100	230,264,108
Shareholders’ equity	34,711,378	34,640,165	34,215,280	34,124,882	33,691,079
PER SHARE DATA:
Number of shares of Common Stock outstanding, at year-end	2,806,705	2,809,698	2,834,823	2,828,078	2,821,757
Net income:
Basic	$0.92	$0.87	$0.31	$0.33	$0.68
Diluted	0.90	0.87	0.31	0.32	0.68
Cash dividends declared	0.45	0.40	0.38	0.36	0.34
Book value, at year end	12.37	12.33	12.07	12.07	11.94
Performance and capital ratios:
Return on average assets	0.75%	0.72%	0.29%	0.29%	0.57%
Return on average shareholders’ equity	7.55%	7.12%	2.61%	2.71%	5.70%
Net interest margin (a)	4.57%	3.89%	3.81%	3.36%	3.47%
Average shareholders’ equity to average total assets	9.91%	10.13%	11.11%	10.83%	9.99%
Year-end capital to year-end risk- weighted assets:
Tier 1	11.92%	11.63%	11.52%	13.75%	13.57%
Total	13.20%	13.51%	12.74%	15.51%	15.07%
Year-end Tier 1 leverage ratio	9.74%	8.96%	9.41%	10.35%	9.54%
Cash dividends declared to net income	48.98%	45.97%	121.17%	109.96%	50.80%
ASSET QUALITY RATIOS:
Allowance for loan losses, at year-end to:
Gross loans	1.20%	1.35%	1.59%	1.83%	1.74%
Nonperforming, restructured and past-due loans	54.93%	209.50%	132.05%	151.37%	111.68%
Net charge-offs to average gross loans	0.08%	0.06%	0.08%	0.09%	0.13%
Nonperforming assets as a percent of period-end gross loans and foreclosed real estate	2.19%	0.64%	1.20%	1.26%	1.67%

(a)     Net interest margin is the ratio of net interest income, determined on a fully taxable equivalent basis (a non-GAAP financial measure), to total average interest earning assets.

2006 ANNUAL REPORT

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on the Company’s current intent, belief and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to statements of the Company’s plans, strategies, objectives, intentions, including, among other statements, statements involving the Company’s projected loan and deposit growth, loan collateral values, collectability of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiary, and liquidity and capital levels.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore-Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. The Company undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2007.

BUSINESS AND OVERVIEW

The Company is a bank holding company headquartered in Baltimore, Maryland with one wholly-owned subsidiary, Carrollton Bank. The Bank has four subsidiaries, CMSI, CFS, and MSLLC which are wholly owned, and CCDC, which is 96.4% owned.

The Bank is engaged in a general commercial and retail banking business with ten branch locations. CMSI is in the business of originating residential mortgage loans and has two branch locations. CFS provides brokerage services to customers and MSLLC manages and disposes of real estate acquired through foreclosures. CCDC promotes, develops and improves the housing and economic conditions of people in Maryland.

The Bank sponsors national retailers who accept ATM cards for purchases in various electronic networks. Effective January 22, 2006, the agreement with Wal-Mart for the Bank to provide ATMs at Wal-Mart, Sam’s Club, and Wal-Mart Supercenters in Maryland, Virginia and West Virginia was terminated.

During 2006, total assets decreased $10.6 million to $349.8 million due mainly to the a reduction in cash and cash equivalents that was used to pay off $18.0 million of Federal Home Loan Bank of Atlanta (FHLBA) advances. Partially offsetting this decrease was an $8.4 million or 5% increase in commercial loans that were funded primarily by the increase in deposits. The Company’s loans held for sale portfolio, which consists of residential mortgage loans originated by CMSI and held for sale, usually within 30 days of origination, decreased 45.6% due to the slow down in the residential housing market.

Net income for the year ended December 31, 2006 totaled $2.6 million compared to $2.5 million for the prior year, a 5% increase. The earnings were significantly affected by recording a before tax charge of approximately $1.8 million ($1.2 million after tax) representing the loss from a check kiting scheme by one of the Bank’s commercial customers. The earnings also included a charge of approximately $2.3 million representing a prepayment penalty for restructuring a $35 million FHLBA advance at a fixed rate of 6.84% maturing February 2, 2010. This charge was substantially offet by a gain of approximately $2.2 million from the sale of equity securities. The earnings for the year ended December 31, 2005 included security gains of $840,000 from the sale of equity securities, a $506,000 charge representing a penalty for the prepayment of a $5 million FHLBA advance at 7.26% maturing May 24, 2010, and the write down and cost of disposal of ATMS totaling $563,000 related to the termination of the Wal-Mart agreement. Wal-Mart terminated the agreement for Carrollton Bank to provide automated teller machines (ATMs) at Wal-Mart, Sam’s Club and Wal-Mart Supercenters in Maryland, Virginia and West Virginia. The Company is asset sensitive and as a result of the increasing interest rate environment of 2006 and the increase in average interest earning assets of $15.1 million from 2005 to 2006, net interest income increased 23% for 2006 compared to 2005. Noninterest income excluding the gains on the sales of securities of $2.2 million in 2006 and $840,000 in 2005 decreased 32% compared to 2005. The decrease was due primarily  to the $3.0 million decrease in ATM and Point of Sale revenue relating to the termination of the Wal-Mart ATM agreement.

The Company expects to open its newest retail branch in Cockeysville, Maryland in the second quarter of 2007.

Based upon current earnings and encouraging prospects for future earnings, the Company paid dividends of $0.45 per share to shareholders during 2006.

CARROLLTON BANCORP

RESULTS OF OPERATIONS

SUMMARY

The Company reported net income for 2006 of $2.6 million or $0.90 per diluted share, representing a 5% increase from 2005 net income of $2.5 million  or $0.87 per share.

The loan portfolio net of the Allowance for Loan Losses and including loans held for sale, increased 2.3%  to $264.4 million, as a result of the Company’s continuing efforts to align the loan portfolio to be in line with typical commercial banks. Loans held for sale decreased 45.6% to $7.5 million due to the slow down in the residential housing market. Interest income on loans, including loans held for sale, increased 19.1% due to average loans, including loans held for sale, increasing $14.9 million and loans repricing to higher rates.

The deposit portfolio increased 2.3% to $277.9 million, with the majority of the growth derived from money market accounts and certificates of deposit.  Partially affecting these increases were decreases in noninterest bearing deposits and savings accounts. Interest expense increased during 2006, due primarily to a $24.7 million increase in average interest-bearing deposits and the yield on interest-bearing deposits increasing 96 basis points.

Noninterest income decreased 17.0% in 2006 compared to 2005, due primarily to a $3.0 million decrease in ATM and Point of Sale revenue relating to the termination of the Wal-Mart ATM agreement and partially offset by the $1.3 million increase in the gain on the sale of securities.

Noninterest expense increased 4.0% in 2006 compared to 2005. The increase was due to the $1.8 million charge from the check kiting scheme by one of the Bank’s commercial customers and the $1.7 million increase in the prepayment penalty for restructuring a FHLBA advance partially offset by the elimination of personnel, transaction fees, and other operating expenses as well as a write down of $563,000 in 2005 related to the termination of the Wal-Mart ATM agreement.

The Company reported net income for 2005 of $2.5 million or $0.87 per diluted share, representing a 177% increase from 2004 net income of $888,000, or $0.31 per diluted share.

The loan portfolio, including loans held for sale, increased 14.1% during 2005 to $258.3 million, a result of the Company’s continuing efforts to re-align the loan portfolio to be more in line with typical commercial banks. Interest income increased 23.9% due to loans increasing $31.9 million and loans repricing to higher rates. The deposit portfolio increased 20.3% to $271.6 million, with the majority of the growth derived from noninterest bearing deposits, money market accounts and certificates of deposit. Interest expense increased during 2005, due primarily to a $32.5 million increase in interest-bearing deposits and the yield on interest bearing deposits increasing 80 basis points.

Noninterest income increased 22.1% in 2005 compared to 2004, due primarily to a 625% or $724,000 increase in gains on sales of securities, an increase of 41% or $788,000 in fees and commissions earned by CMSI, a 3% or $133,000 increase in the Electronic Banking Division’s revenue, and a 14% or $134,000 increase in service charges.

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

The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

2006 ANNUAL REPORT

AVERAGE BALANCES, INTEREST, AND YIELDS

	2006			2005			2004
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Federal funds sold and Federal Home Loan Bank deposit	$7,839,525	$382,625	4.88%	$19,067,206	$623,910	3.27%	$8,606,166	$116,899	1.36%
Federal Home Loan Bank stock	1,742,153	99,046	5.69	2,643,019	109,616	4.15	2,261,207	80,737	3.57
Investment securities: (a)
U.S. government agency	15,316,293	788,538	5.15	20,306,719	560,887	2.76	28,566,496	674,774	2.36
State and municipal	8,734,211	544,815	6.24	4,027,933	264,620	6.57	4,549,377	287,890	6.33
Mortgage-backed securities	21,554,754	1,170,089	5.43	11,089,402	611,055	5.51	8,747,456	479,546	5.48
Corporate bonds	4,089,963	270,840	6.62	1,277,192	70,749	5.54	4,592,680	274,845	5.98
Other	1,154,060	49,212	4.26	1,877,280	135,232	7.20	3,732,303	175,442	4.70
	50,849,281	2,823,494	5.55	38,578,526	1,642,543	4.26	50,188,312	1,892,497	3.77
Loans:
Demand and time	73,339,911	5,862,743	7.99	67,134,231	3,554,951	5.30	49,920,788	2,783,558	5.58
Residential mortgage (b)	72,131,409	3,926,413	5.44	74,654,896	4,613,621	6.18	68,431,096	4,090,660	5.98
Commercial mortgage and construction	110,899,759	8,544,541	7.70	97,985,886	8,298,411	8.47	86,429,102	6,193,969	7.17
Installment	1,504,253	80,978	5.38	1,813,896	154,258	8.50	2,414,072	209,275	8.67
Lease financing	1,429,551	80,889	5.66	2,782,231	214,524	7.71	4,024,469	320,885	7.97
	259,304,883	20,044,135	7.73	244,371,140	16,835,765	6.89	211,219,527	13,598,347	6.44
Total interest-earning assets	319,735,842	23,349,301	7.30	304,659,891	19,211,834	6.31	272,275,212	15,688,480	5.76
Noninterest-bearing cash	14,651,700			26,624,448			21,682,244
Premises and equipment	5,432,452			5,694,687			4,959,453
Other assets	7,993,335			4,034,529			7,858,307
Allowance for loan losses	(3,287,376)			(3,472,722)			(3,616,474)
Unrealized gains on available for sale securities, net	1,065,683			3,412,785			3,174,905
	$345,591,636			$340,953,618			$306,333,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and NOW	$62,309,713	147,770	0.24%	$67,931,566	162,865	0.24%	$71,404,510	180,741	0.25%
Money market	51,303,354	1,936,266	3.77	40,658,604	998,161	2.45	29,186,544	322,785	1.11
Certificates of deposit	101,071,899	4,521,369	4.47	81,412,306	2,861,697	3.52	61,370,913	1,627,239	2.65
	214,684,966	6,605,404	3.08	190,002,476	4,022,723	2.12	161,961,967	2,130,765	1.32
Borrowed funds	38,900,240	2,132,046	5.48	54,879,637	3,352,360	6.11	56,153,768	3,190,857	5.68
Total interest-bearing liabilities	253,585,206	8,737,451	3.45	244,882,113	7,375,083	3.01	218,115,735	5,321,622	2.44
Noninterest-bearing deposits	56,441,180			59,645,770			51,501,352
Other liabilities	1,312,259			1,885,164			2,674,734
Shareholders’ equity	34,252,991			34,540,571			34,041,826
Total liabilities and shareholders’ equity	$345,591,636			$340,953,618			$306,333,647
Net interest margin (c)	$319,735,842	$14,611,850	4.57%	$304,659,891	$11,836,751	3.89%	$272,275,212	$10,366,858	3.81%

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

CARROLLTON BANCORP

Net interest income on a tax-equivalent basis increased to $14.6 million for the year ended December 31, 2006 compared to $11.8 million for 2005. The increase in tax-equivalent net interest income during 2006 was due to a $15.1 million increase in average interest-earning assets during 2006 compared to 2005 and an increase in the yield on interest-earning assets of 99 basis points.

The $14.9 million or 6.1% increase in average loans outstanding is attributed to the Company’s active business development efforts in its commercial loan portfolio and general economic conditions of the Company’s primary service market. The yield on loans increased to 7.73% in 2006 compared to 6.89% for 2005 as lower yielding loans repriced during the year to higher rates. The yield on investment securities also increased to 5.55% in 2006 from 4.26% in 2005. The net impact was a $4.1 million or 21.5% increase in tax-equivalent interest income for the year ended December 31, 2006 compared to 2005.

In 2005, net interest income on a tax-equivalent basis increased to $11.8 million for the year ended December 31, 2005 compared to $10.4 million for 2004. The increase in tax-equivalent net interest income during 2005 was almost entirely due to a $32.4 million increase in average earning assets during 2005 compared to 2004. An increase in average loans outstanding of $33.2 million, or 15.7% and average federal funds sold of $10.5 million or 121.6% was partially offset by a decline in average investment securities outstanding for the year of $11.6 million.

The increase in average loans outstanding is attributed to the Company’s active business development efforts in its commercial loan portfolio and general economic conditions of the Company’s primary service market. Targeted short-term interest rates, as established by the Federal Reserve Bank, increased during 2005 resulting in the Company’s yield on earning assets increasing 55 basis points to 6.31% for the year ended December 31, 2005 compared to 5.76% for the same period in 2004. The yield on loans increased to 6.89% in 2005 compared to 6.44% for 2004 as lower yielding loans repriced during the year to higher rates. The yield on investment securities also increased to 4.26% in 2005 from 3.77% in 2004. The net impact was a $3.5 million or 22.4% increase in tax-equivalent interest income for the year ended December 31, 2005 compared to 2004.

Interest expense increased $1.4 million to $8.7 million in 2006 from $7.4 million in 2005. Interest expense increased primarily due to a change in the deposit mix, with an increase in the amount of interest-bearing deposits partially offet by a decrease in borrowings. In addition, the cost of interest-bearing deposits increased from 2.12% in 2005 to 3.08% in 2006.

Interest expense on total interest-bearing liabilities increased $1.4 million, or 18.5%, for the year ended December 31, 2006. The increase in interest expense was due to an $8.7 million increase in average interest-bearing liabilities and the cost of interest-bearing liabilities increasing to 3.45% for the year ended December 31, 2006 compared to 3.01% for the same period in 2005.

The following table and the related discussions of interest income and interest expense provide further analysis of the changes in net interest income during 2005 and 2004:

	2006 Compared to 2005			2005 Compared to 2004
	Change Due to Variance In			Change Due to Variance In
	Rate(b)	Volume(b)	Total	Rates(b)	Volume(b)	Total
INTEREST INCOME
Federal funds sold and interest-bearing deposits with other banks	$126,216	$(367,145)	$(240,929)	$364,757	$142,254	$507,011
Investment securities and FHLB stock	682,785	485,348	1,168,133	(55,017)	(166,058)	(221,075)
Loans (a)	2,181,328	1,028,935	3,210,263	1,099,671	2,137,747	3,237,418
TOTAL INTEREST EARNED	2,990,329	1,147,138	4,137,467	1,409,411	2,113,943	3,523,354
INTEREST EXPENSE
Deposits	2,060,511	523,269	2,583,779	1,501,020	390,938	1,891,958
Borrowings	(245,072)	(976,341)	(1,221,413)	216,307	(54,804)	161,503
TOTAL INTEREST EXPENSE	1,815,439	(453,072)	1,362,367	1,717,327	336,134	2,053,461
NET INTEREST INCOME	$1,174,890	$1,600,210	$2,775,100	$(307,916)	$1,777,809	$1,469,893

(a)     Interest on investments and loans is presented on a fully taxable equivalent basis (a non-GAAP financial measure), using regular income tax rates.

(b)    The change in interest income and expense due to variance in both rate and volume has been allocated to the change due to variance in rate.

2006 ANNUAL REPORT

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

The Company continues to experience strong asset quality in its loan portfolio with a low delinquency rate and a low charge off rate. The Company did not provide for any loan losses for the years ended December 31, 2006 and 2005. Nonaccrual, restructured and delinquent loans over 90 days to total loans increased to 2.19% at the end of 2006 compared to 0.64% in 2005. The ratio of net loan losses to average loans increased in 2006 to 0.08 % compared to 0.06% for 2005.

The Company did not provide for any loan losses for the years ended December 31, 2005 and 2004. Nonaccrual, restructured, and delinquent loans over 90 days to total loans improved to 0.64% at the end of 2005 compared to 1.20% in 2004. The ratio of net loan losses to average loans decreased in 2005 to 0.06% compared to 0.08% for 2004.

NONINTEREST INCOME

Noninterest income decreased from $10.7 million during 2005 to $8.9  million in 2006 due primarily to the $3.0 million decrease in ATM and Point of Sale revenue relating to the termination of the Wal-Mart ATM agreement and partially offset by the $1.3 million increase in the gain on the sale of securities. The decrease in net gains and fees on sales of mortgage loans corresponded to a decrease in the volume of mortgage loans sold during the year due to a slow down in the residential housing market. In 2006, sales of available-for-sale securities generated $2.2 million in gains compared to $840,000 in 2005.

Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees. Through December 31, 2005, the Company maintained ATMs in Wal-Mart stores in Maryland, Virginia and West Virginia, as well as at its branches. Effective January 22, 2006, the agreement with Wal-Mart for the Bank to provide ATM services at its locations in Maryland, Virginia and West Virginia was terminated. The fees from the ATMs represent approximately 8% of total electronic banking revenue in 2006. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, and NYCE). This national POS sponsorship income represents approximately 78% of total electronic banking revenue. Fees from check cards comprise the remaining 14% of electronic banking revenue.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.

Noninterest income increased from $8.8 million during 2004 to $10.7 million in 2005 due, in large part, to increases in gains and fees recognized on the sale of mortgage loans, net of costs, gains on security sales, increases in Electronic Banking division’s revenues and increases in fees charged for deposit services. Specifically, net gains and fees on sales of mortgage loans increased $788,000 or 41.1% from 2004 to 2005, gains on sales of securities increased $724,000 or 625.2%, the Electronic Banking Division’s revenue increased $133,000 or 2.7% and deposit service charges increased by $134,000 or 14.2%. Brokerage commissions also increased $44,000 or 7.0%. The increase in net gains and fees on sales of mortgage loans corresponded to an increase in the volume of mortgage loans sold during the year, from $129.7 million in 2004 to $183.1 million in 2005. The Company believes that this increase in mortgage loan volume was primarily attributable to the market, in general, and expanding the operations of the mortgage company in 2004. The gain on sale of securities increased $724,000 due to the Company taking some profits on equity investments in 2005.

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

During 2004, the Company opened a mortgage subsidiary CMSI,  Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Adminstration (“FHA”) and the federal Veterans Administration (“VA”) loans,  conventional and nonconforming first and second mortgages, and construction and permanent financing.

CARROLLTON BANCORP

NONINTEREST EXPENSES

Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company’s noninterest expense for the year ended December 31, 2006 totaled $19.4 million, representing an increase of $747,000, or 4.0%, as compared to 2005. The increase was due to the $1.8 million charge from the check kiting scheme by one of the Bank’s commercial customers and the $1.7 million increase in the prepayment penalty for restructuring a FHLBA advance partially offset by the elimination of personnel, transaction fees, other operating expenses as well as a write down of $563,000 in 2005 related to the termination of the Wal-Mart agreement.

During 2005 noninterest expenses increased by $883,000, or  5.0% to $18.6 million compared to $17.8 million in 2004.

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

Occupancy costs increased $247,000 or 15.4% from 2004 to 2005 due to the opening of the new branch in Harford County and normal lease payment escalations and costs to maintain business properties. Furniture and equipment expense decreased $379,000 or 23.8% due to the original cost of the ATM network being fully depreciated in 2004.

In 2005, the Company had non-recurring charges of $563,000 related to the termination of the Wal-Mart agreement, and $506,000 representing a penalty for the prepayment of a $5.0 million FHLBA advance at 7.26% maturing May 24, 2010. In 2004, there was a non-recurring charge of $497,000 related to the write down of FHLMC stock.

Other noninterest expense increased $368,000 or 6.9% from 2003 to 2004 due to increases in marketing expenses related to opening the new branch in Harford County, amortization of software acquired, increased data processing services due to growth in loans and deposits, increased loan expenses related to CMSI, and professional fees partially offset by decreases in various other expenses.

INCOME TAX PROVISION

Income tax expense was $1.3 million in 2006 and 2005 and $320,000 in 2004. The effective tax rate was 33.9% in 2006, 35.0% in 2005 and 26.5% in 2004. The effective tax rates fluctuate from year to year due to changes in the mix of tax-exempt loans and investments as a percentage of total loans and investments. During 2005, a lower percentage of the Company’s pre-tax income was exempt from taxes compared to 2004. During 2006, the Company purchased additional tax exempt securities, which reduced the effective tax rates.

FINANCIAL CONDITION

SUMMARY

Total assets of the Company decreased by 3.0% to $349.8 million at December 31, 2006 from $360.5 million at December 31, 2005. Investment securities increased 15.7% to $55.1 million at December 31, 2006. Gross loans, excluding loans held for sale, increased by 4.9% to $260.0 million at December 31, 2006 compared to $247.9 million at the end of 2005. Interest-earning assets increased $2.4 million to $327.1 million and were 93.5% of total assets at December 31, 2006.

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

2006 ANNUAL REPORT

The components of the investment portfolio were as follows at December 31:

	2006	2005	2004	2003	2002
AVAILABLE FOR SALE
U.S. Government agency	$9,363,760	$10,740,335	$19,913,790	$34,566,285	$44,866,333
Mortgage-backed securities	12,725,553	8,490,125	8,447,886	9,628,267	17,008,728
State and municipal bonds	5,724,959	3,689,859	4,137,433	5,197,716	5,446,260
Corporate bonds	5,621,529	1,514,471	3,036,920	6,820,340	7,962,805
Subtotal	33,709,801	24,434,790	35,536,029	56,212,608	75,284,126
Equity securities	2,224,846	4,660,213	6,952,463	6,246,349	3,502,021
Total available for sale	35,934,647	29,095,003	42,488,492	62,458,957	78,786,147
HELD TO MATURITY
U.S. Government agency	6,456,069	5,000,000	—	—	—
Mortgage-backed securities	8,761,200	9,575,713	—	—	—
State and municipal bonds	3,912,704	3,912,692	—	—	—
Equity securities	—	—	—	25,000	25,000
Total held to maturity	19,129,973	18,488,405	—	25,000	25,000
Total investment securities	$55,064,620	$47,583,408	$42,488,492	$62,483,957	$78,811,147

Note: Investments classified as available for sale are carried at fair value whereas investments classified as held to maturity are carried at amortized cost.

The following table shows the maturity of the investment portfolio at December 31, 2006:

	Available for Sale			Held to Maturity
Maturing	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Within one year	$2,000,000	$1,985,620	3.05%	$—	$—	—%
Over one to five years	4,923,172	4,924,303	4.96	—	—	—
Over five to ten years	3,928,823	3,958,428	4.91	8,414,510	8,324,424	4.93
Over ten years	10,120,600	10,115,897	5.83	1,954,263	1,941,379	5.73
	20,972,595	20,984,248		10,368,773	10,265,803
Mortgage-backed securities	12,712,231	12,725,553	5.82	8,761,200	8,624,465	4.96
Equity securities	1,140,856	2,224,846	2.40	—	—	—
	$34,825,682	$35,934,647		$19,129,973	$18,890,268

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

Investment securities increased $7.5 million to $55.1 million at December 31, 2006 compared to $47.6 million at December 31, 2005. The increase was due to purchases of mortgage backed securities and state and municipal bonds. In 2004, the Company recognized a $497,000 other-than-temporary impairment of the Company’s investment in FMLMC preferred stock.

LOANS

The following table represents a breakdown of loan balances at December 31:

	2006	2005	2004	2003	2002
Real Estate:
Residential	$55,057,625	$53,148,211	$55,242,018	$57,586,028	$79,520,154
Commercial	120,397,988	97,909,115	94,858,597	82,856,038	78,500,418
Construction and land development	29,996,306	37,415,478	17,774,874	16,275,828	7,664,367
Demand and time	51,549,802	56,118,527	46,168,587	35,978,633	32,444,790
Lease financing	969,113	1,936,482	3,598,003	4,449,408	4,343,539
Installment	2,030,480	1,415,260	2,084,215	2,150,626	2,746,858
	260,001,314	247,943,073	219,726,294	199,296,561	205,220,126
Allowance for loan losses	3,131,021	3,337,163	3,485,076	3,648,245	3,578,762
Loans, net	$256,870,293	$244,605,910	$216,241,218	$195,648,316	$201,641,364

CARROLLTON BANCORP

Gross loans, excluding loans held for sale, increased $12.1 million or 4.9% from $247.9 million as of December 31, 2005 to $260.0 million as of December 31, 2006. The increase was primarily in commercial lending including commercial construction and land development. Commercial loans amounted to $202.9 million at December 31, 2006 and were 78% of total loans. Consumer loans amounted to $57.1 million and were 22% of total loans.

The following table shows the contractual maturities and interest rate sensitivities of the Company’s loans at December 31, 2006. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, the Company’s experience indicates that a significant number of loans will be extended or repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

	Maturing
	In one year or less		After 1 through 5 years			After 5 years
	Fixed	Variable	Fixed	_	Variable	Fixed	Variable	Total
Real Estate:
Residential	$185,032	$741,011	$1,417,229		$—	$16,074,707	$36,639,646	$55,057,625
Commercial	13,387,834	11,053,853	73,766,392		841,931	18,693,031	2,654,947	120,397,988
Construction and land development	10,882,428	7,408,186	380,673		4,235,920	6,944,049	145,050	29,996,306
Demand and time	1,335,962	31,720,178	10,735,337		6,036,889	1,142,042	579,394	51,549,802
Lease financing	216,151	—	752,962		—	—	—	969,113
Installment	935,382	15,717	258,766		281,791	301,761	237,063	2,030,480
	$26,942,789	$50,938,945	$87,311,359		$11,396,531	$43,155,590	$40,256,100	$260,001,314

The following table provides information concerning nonperforming assets and past due loans at December 31, 2006:

	2006	2005	2004	2003	2002
Nonaccrual loans (a)	$3,699,397	$1,413,925	$615,394	$712,116	$734,879
Restructured loans	180,686	—	455,864	661,974	568,969
Foreclosed real estate	1,383,163	—	—	100,000	218,654
	$5,263,246	$1,413,925	$1,071,258	$1,474,090	$1,522,502
Accruing loans past-due 90 days or more	$436,599	$179,012	$1,567,919	$1,036,018	$1,900,663

(a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrated the ability to pay and remain current. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.

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

The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $534,639, $77,744, and $143,374 as of December 31, 2006, 2005 and 2004, respectively.

The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $2,001,000, $2,319,000, and $2,559,000 as of December 31, 2006, 2005 and 2004, respectively.

Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans.

2006 ANNUAL REPORT

During the years ended December 31, 2002 through 2006, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company’s loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company’s federal regulators are a consideration in determining the required total allowance. Due to the level of the unallocated allowance, management did not make any provision for loan losses in 2006 and 2005.

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

The following charts show the level of loan losses recorded by the Company for the past five years, management’s allocation of the allowance for loan losses by type of loan as of the end of each year, and other statistical information. The allocation of the allowance reflects management’s analysis of economic risk potential by type of loan, and is not intended as a forecast of loan losses.

	Years ended December 31
Description	2006	2005	2004	2003	2002
Balance at beginning of year	$3,337,163	$3,485,076	$3,648,245	$3,578,762	$3,338,807
Charge-offs:
Demand and time	—	123,578	192,440	200,173	21,904
Lease financing	154,747	168,823	—	—	—
Real estate:
Residential	—	—	7,746	16,898	160,591
Commercial	59,120	—	—	—	112,718
Construction	—	—	—	—	—
Installment	41,967	22,640	76,936	47,957	85,393
	255,834	315,041	277,122	265,028	380,606
Recoveries:
Demand and time	—	130,904	67,111	58,034	2,475
Lease financing	16,530	3,980	—	—	—
Real estate:
Residential	—	14,874	8,087	—	67,705
Commercial	6,290	—	—	—	—
Construction	—	—	—	—	—
Installment	26,872	17,370	38,755	33,477	24,381
	49,692	167,128	113,953	91,511	94,561
Net charge-offs	206,142	147,913	163,169	173,517	286,045
Provision charged to operations	—	—	—	243,000	526,000
Balance at end of the year	$3,131,021	$3,337,163	$3,485,076	$3,648,245	$3,578,762
Ratio of net charge-offs to average loans outstanding	0.08%	0.06%	0.08%	0.09%	0.13%

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

CARROLLTON BANCORP

The following table presents the allocation of the allowance for loan losses among the various loan categories at December 31:

Portfolio	2006	2005	2004	2003	2002
Demand and time and lease financing	$922,612	$474,059	$589,053	$1,226,447	$733,560
Real estate:
Residential	409,684	718,028	587,292	831,173	754,979
Commercial	923,453	679,002	1,034,546	1,041,834	876,243
Construction and land development	230,072	382,204	342,114	—	—
Installment	49,399	143,318	149,271	133,865	94,162
Unallocated	595,801	940,552	782,800	414,926	1,119,818
	$3,131,021	$3,337,163	$3,485,076	$3,648,245	$3,578,762

The table below provides a percentage breakdown of the loan portfolio by category to total loans at December 31:

Portfolio	2006	2005	2004	_	2003	2002
Demand and time and lease financing	20.2%	23.4%	22.7%		20.2%	17.9%
Real estate:
Residential	21.2	21.4	25.1		28.9	38.8
Commercial	46.3	39.6	43.2		41.6	38.2
Construction and land development	11.5	15.1	8.1		8.2	3.8
Installment	0.8	0.5	0.9		1.1	1.3
	100.0%	100.0%	100.0%		100.0%	100.0%

All loan reserves are subject to regulatory examinations and determinations as to the appropriateness of the methodology and adequacy on an annual basis.

At December 31, 2006, the allowance for loan losses was $3.1 million, a 6.2% decrease from the end of 2005. The ratio of the allowance to total loans was 1.20% at December 31, 2006 and 1.35% at December 31, 2005. The ratio of net loan losses to average loans outstanding for 2006 was 0.08% compared to 0.06% for 2005. The ratio of nonaccrual loans, restructured loans and loans delinquent more than 90 days to total loans increased to 2.19% at December 31, 2006 from 0.64% at the end of 2005. The ratio of real estate loans to total loans increased to 79.0% at the end of 2006 from 76.1% at the end of 2005.

FUNDING SOURCES

DEPOSITS

The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$56,441,180	—%	$59,645,770	—%	$51,501,352	—%
Interest-bearing deposits:
NOW accounts	32,038,917	0.21	34,384,963	0.21	35,016,262	0.21
Savings accounts	30,270,796	0.27	33,546,603	0.27	36,388,248	0.29
Money market accounts	51,303,354	3.77	40,658,604	2.45	29,186,544	1.11
Certificates of deposit	101,071,899	4.47	81,412,306	3.52	61,370,913	2.65
	$271,126,146	2.44	$249,648,246	1.61	$213,463,319	1.00

The following table provides the maturities of certificates of deposit of the Company in amounts of $100,000 or more at December 31, 2006:

Maturing in:
3 months or less	$12,945,360
Over 3 months through 6 months	4,514,815
Over 6 months through 12 months	7,588,860
Over 12 months	4,518,886
$29,567,921

2006 ANNUAL REPORT

Total deposits at December 31, 2006 increased by $6.3 million to $277.9 million from the end of 2005. Interest bearing accounts increased by $23.2 million and noninterest-bearing deposits decreased by $16.9 million.

The Company began offering CDARS deposits to its customers during 2004. This program allows for customers that wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is a nationwide one that allows participating banks to “swap” customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank. As of December 31, 2006, the Bank had approximately $9.2 million in CDARS deposits, a decrease of $12.2 million from December 31, 2005.

BORROWED FUNDS

Borrowed funds consist of securities sold under repurchase agreements, federal funds purchased and borrowings from the FHLB and notes payable-U.S. Tresury. Securities sold under repurchase agreements are securities sold to the Bank’s customers under a continuing “roll-over” contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated from the Company’s other investment securities. Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Notes payable-U.S. Treasury are U.S. Treasury and Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve on a periodic basis.

Information with respect to borrowings is as follows at and for the years ended December 31:

	Maturity Date	2006	2005	2004
Amount outstanding at year-end:
Federal Home Loan Bank	March 26, 2008	$5,000,000	$5,000,000	$5,000,000
Federal Home Loan Bank	February 2, 2010	—	35,000,000	35,000,000
Federal Home Loan Bank	May 24, 2010	—	—	5,000,000
Federal Home Loan Bank	Daily Rate Credit	17,000,000	—	—
		$22,000,000	$40,000,000	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		$13,405,463	$9,280,348	$10,183,951
Notes-payable — U.S. Treasury		—	$1,932,124	$1,984,714
Weighted average interest rate at year-end:
Advances from the FHLB		5.43%	6.67%	6.84%
Federal funds purchased and securities sold under repurchase agreements		4.86%	3.59%	1.91%
Notes payable — U.S. Treasury		—	4.17%	1.97%
Maximum outstanding at any month-end:
Advances from the FHLB		$40,000,000	$45,000,000	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		13,405,463	11,742,108	13,540,231
Notes payable — U.S. Treasury		1,432,463	1,958,750	2,008,989
Average balance outstanding during the year:
Advances from the FHLB		$24,603,287	$44,876,712	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		9,040,071	8,986,714	10,102,501
Notes payable — U.S. Treasury		185,067	1,016,211	1,051,267
Weighted average interest rate during the year:
Advances from the FHLB		5.38%	6.84%	6.84%
Federal funds purchased and securities sold under repurchase agreements		4.66%	2.66%	0.96%
Notes payable — U.S. Treasury		4.18%	3.06%	1.10%

Debt retirement expense of $2.3 million was incurred in 2006 due to the restructuring of a $35.0 million FHLBA advance that had a maturity date of February 2, 2010 and an interest rate of 6.84%. Debt retirement expense of $505,839 was incurred in 2005 due to the prepayment of a $5.0 million FHLB advance that had a maturity date of May 24, 2010 and an interest rate of 7.26%.

The Company may borrow under available unsecured federal funds lines of credit of $5 million and a secured federal funds line of credit of $10 million with other institutions. There was no balance outstanding under these lines at December 31, 2006 and 2005. These lines bear interest at the current federal funds rate of the correspondent bank.

CARROLLTON BANCORP

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

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator’s assessment of an institution’s risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2006 and 2005. The Company’s subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

The following table shows the Company’s and the Bank’s capital ratios as of December 31:

			Carrollton Bancorp	Carrollton Bank
	Minimum	_	2006	2006
Leverage ratio	4%		9.74%	9.30%
Risk-based capital:
Tier 1 (Core)	4%		11.92%	11.48%
Total	8%		13.20%	12.60%

Total shareholders’ equity increased 0.2% to $34.7 million at December 31, 2006. Earnings of the Company of $2.6 million for the year ended December 31, 2006 and the proceeds and the tax benefit from the exercise of stock options of $52,000 were offset by dividends of $1.3 million, repurchase of shares totaling $129,000, and the reduction in unrealized gains on available for sale securities of $1.2 million due to the realization of the $2.2 million gain on the sale of equity securities.

LIQUIDITY AND CAPITAL EXPENDITURES

CAPITAL EXPENDITURES

Capital expenditures were approximately $901,000 in 2006, $902,000 in 2005, and $1.9 million in 2004. Capital expenditures in 2006 were due to renovataions at a couple of branches and partial construction of a new branch in Cockeysville expected to open in the second quarter of 2007. Capital expenditures in 2005 were due to renovations at several branches and normal business activity. The capital expenditures in 2004 were principally due to the expenditures required to open the Company’s new branch in January 2005.

Capital expenditures are projected to be approximately $1.2 million for fiscal year 2007 for renovations at five of the Company’s branch locations and the costs to complete construction of a new branch.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company’s liquidity is derived primarily from its deposit base and equity capital. Liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, unpledged investment securities held to maturity due within one year, and unpledged securities available for sale. Such assets totaled $43.8 million or 12.5% of total assets at December 31, 2006.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $132.0 million at December 31, 2006. Of this total, management places a high probability of required funding within one year on approximately $72.6 million. The amount remaining is unused home equity lines and other consumer lines on which management places low probability of funding.

The Company also has established lines of credit totaling $80.0 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) as an additional source of liquidity. At December 31, 2006, the Company had $22.0 million outstanding with the FHLB and had $50.1 million collateral available to borrow under the line of credit. Additionally, the Company has available unsecured federal funds lines of credit of $5.0 million and a secured

2006 ANNUAL REPORT

federal funds line of credit of $5.0 million with other institutions. There was no balance outstanding under these lines at December 31, 2006. The lines bear interest at the current federal funds rate of the correspondent bank.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At December 31, 2006, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

Period from December 31, 2006 in which assets and liabilities reprice:

(Dollars in thousands)	_	0 to 90 days	91 to 365 days	1 to 2 years	3 to 5 years	> 5 years
ASSETS:
Short term investments		$3,990	$—	$—	$—	$—
Investment securities		9,329	5,374	5,082	15,403	19,876
Loans held for sale		7,489	—	—	—	—
Loans:
Residential real estate		30,682	1,915	3,088	6,105	13,268
Commercial real estate		20,570	13,436	22,983	50,357	13,052
Construction and land development		16,545	6,178	301	79	6,893
Demand and time		35,606	840	738	9,998	4,368
Lease financing		19	197	325	428	—
Installment		487	38	72	212	1,221
		$124,717	$27,978	$32,589	$82,582	$58,678
LIABILITIES:
Deposits		$93,786	$53,327	$13,866	$7,665	$109,259
Borrowings		30,405	—	5,000	—	—
		$124,191	$53,327	$18,866	$7,665	$109,259
Gap position
Period		$(526)	$(25,349)	$13,723	$74,917	$(50,581)
% of assets		(0.15)%	(7.25)%	3.92%	21.42%	(14.46)%
Cumulative		$(526)	$(24,823)	$(11,100)	$63,817	$13,236
% of assets		(0.15)%	(7.10)%	(3.17)%	18.24%	3.78%
Cumulative risk sensitive assets to risk sensitive liabilities		100.42%	52.46%	172.74%	1,077.39%	53.71%

CARROLLTON BANCORP

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for 2006, 2005, and 2004.

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

Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2006:

Loan commitments	$40,463,996
Unused lines of credit	91,563,387
Letters of credit	2,223,755

CONTRACTURAL OBLIGATIONS

The Company enters into contractural obligations in the normal course of business. Among these obligations are short and long-term FHLB advances, operating leases related to branch and administrative facilities, a long term contract with a data processing provider and purchase contracts related to construction of a new branch office. Payments required under these obligations are set forth in the table below as of December 31, 2006.

Contractual Obligations (Dollars in thousands)	_	Total	_	Less than 1 year	One to three years	Three to five years	More than five years
Federal Home Loan Bank		$22,000		$17,000	$5,000	$—	$—
Federal fund purchased and securities sold under agreement to repurchase		13,405		13,405	—	—	—
Operating lease obligations		8,451		959	1,534	1,258	4,700
Purchase obligations(1)		1,971		987	595	389	—
Total		$45,827		$32,351	$7,129	$1,647	$4,700

(1)    Represents payments required under contract, based on average monthly charges for 2006 and assuming a growth rate of 3%, with the Company’s current data processing service provider that expires in March 2011. Also includes estimated cost to complete construction of a new branch.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. This statement is effective for all financial instruments acquired, issued, or subject to remeasurement for fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, and an amendment of FASB Statement No. 140.” The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent

2006 ANNUAL REPORT

measurement for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has evaluated the impact of the adoption of this interpretation and has determined that it will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion - 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company does not have split-dollar life insurance policiesand the adoption of this statement will not have a material effect on its financial position, results of operations or cash flows.

7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

CARROLLTON BANCORP

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Carrollton Bancorp
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Bank adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share Based Payment, and effective December 31, 2006, Statement of Financial Accounting Standards, No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106, and 132(R).

Rowles & Company, LLP, Certified Public Accountants

Baltimore, Maryland
February 23, 2007

2006 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$9,632,763	$27,235,233
Federal funds sold and Federal Home Loan Bank deposit	3,990,003	11,855,332
Federal Home Loan Bank stock, at cost	1,704,500	2,431,600
Investment securities
Available for sale	35,934,647	29,095,003
Held to maturity	19,129,973	18,488,405
Loans held for sale	7,489,290	13,767,109
Loans, less allowance for loan losses of $3,131,021 and $3,337,163	256,870,293	244,605,910
Premises and equipment	5,599,988	5,433,628
Accrued interest receivable	1,713,653	1,418,829
Prepaid income taxes	—	256,482
Bank owned life insurance	4,279,830	4,123,544
Other real estate owned	1,383,163	—
Other assets	2,096,649	1,756,071
	$349,824,752	$360,467,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$50,069,560	$67,010,985
Interest-bearing	227,834,241	204,615,518
Total deposits	277,903,801	271,626,503
Federal funds purchased and securities sold under agreements to repurchase	13,405,463	9,280,348
Notes payable — U.S. Treasury	—	1,932,124
Advances from the Federal Home Loan Bank	22,000,000	40,000,000
Accrued interest payable	214,565	581,863
Other liabilities	1,589,545	2,406,143
	315,113,374	325,826,981
Shareholders’ equity
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,806,705 in 2006 and 2,809,698 in 2005	2,806,705	2,809,698
Additional paid-in capital	18,372,351	18,425,528
Retained earnings	12,886,247	11,567,531
Accumulated other comprehensive income	646,075	1,837,408
	34,711,378	34,640,165
	$349,824,752	$360,467,146

The accompanying notes are an integral part of these consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
INTEREST INCOME
Interest and fees on loans	$20,041,704	$16,826,955	$13,584,677
Interest and dividends on securities
Taxable interest income	2,197,049	1,201,016	1,399,879
Nontaxable interest income	357,867	174,649	188,296
Dividends	148,259	244,849	210,572
Interest on federal funds sold and other interest income	382,625	623,910	116,899
Total interest income	23,127,504	19,071,379	15,500,323
INTEREST EXPENSE
Deposits	6,624,327	4,022,723	2,130,765
Borrowings	2,113,123	3,352,360	3,190,857
Total interest expense	8,737,450	7,375,083	5,321,622
Net interest income	14,390,054	11,696,296	10,178,701
PROVISION FOR LOAN LOSSES	—	—	—
Net interest income after provision for loan losses	14,390,054	11,696,296	10,178,701
NONINTEREST INCOME
Service charges on deposit accounts	1,121,271	1,082,568	948,386
Brokerage commissions	647,301	667,510	623,923
Electronic Banking fees	2,045,618	4,975,646	4,841,303
Mortgage banking fees and gains	2,465,814	2,705,785	1,917,883
Other fees and commissions	461,841	447,268	333,846
Gains on security sales	2,157,151	839,859	115,810
Total noninterest income	8,898,996	10,718,636	8,781,151
NONINTEREST EXPENSES
Salaries	7,001,847	7,444,463	6,837,035
Employee benefits	1,500,820	1,344,092	1,876,248
Occupancy	1,794,873	1,848,168	1,601,321
Furniture and equipment	633,004	1,211,349	1,590,436
Prepayment penalty	2,251,971	505,839	—
Check kiting loss	1,833,733	—	—
Write down of impaired securities	—	—	497,313
(Recovery) Impairment of ATM network	(106,221)	563,400	—
Other noninterest expenses	4,470,976	5,716,813	5,348,647
Total noninterest expenses	19,381,003	18,634,124	17,751,000
Income before income taxes	3,908,047	3,780,808	1,208,852
INCOME TAXES	1,323,268	1,322,371	320,488
NET INCOME	$2,584,779	$2,458,437	$888,364
NET INCOME PER SHARE — BASIC	$0.92	$0.87	$0.31
NET INCOME PER SHARE — DILUTED	$0.90	$0.87	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

2006 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
BALANCE, DECEMBER 31, 2003	$2,828,078	$18,682,387	$10,427,425	$2,186,992
Net Income	—	—	888,364	—	$888,364
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	179,661	179,661
Comprehensive Income					$1,068,025
Stock options exercised, including tax benefit of $21,293	8,845	122,616	—	—
Shares acquired and cancelled	(2,100)	(30,555)	—	—
Cash dividends, $0.38 per share	—	—	(1,076,433)	—
BALANCE, DECEMBER 31, 2004	2,834,823	18,774,448	10,239,356	2,366,653
Net Income	—	—	2,458,437	—	$2,458,437
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	(529,245)	(529,245)
Comprehensive income					$1,929,192
Shares acquired and cancelled	(42,500)	(556,750)	—	—
Stock options exercised including tax benefit of $18,166	17,375	207,830	—	—
Cash dividends, $0.40 per share	—	—	(1,130,262)	—
BALANCE, DECEMBER 31, 2005	2,809,698	18,425,528	11,567,531	1,837,408
Net Income	—	—	2,584,779		$2,584,779
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	(1,191,817)	(1,191,817)
Adjustment to initially apply SFAS 158, net of tax effects of $306	—	—	—	484	484
Comprehensive income					$1,393,446
Shares acquired and cancelled	(7,518)	(121,332)	—	—
Stock options exercised including tax benefit of $7,014	4,525	54,708	—	—
Stock based compensation	—	13,447	—	—
Cash dividends, $0.45 per share	—	—	(1,266,063)	—
BALANCE, DECEMBER 31, 2006	$2,806,705	$18,372,351	$12,886,247	$646,075

The accompanying notes are an integral part of these consolidated financial statements.

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,584,779	$2,458,437	$888,364
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH ROVIDED BY (USED IN) OPERATING ACTIVITES:
Provision for loan losses	—	—	—
Deprecation and amortization	763,749	937,570	1,255,340
Deferred income taxes	60,631	153,209	(198,755)
Amortization of premiums and discounts	(57,411)	80,719	230,676
Gains on disposal of securities	(2,157,176)	(839,859)	(115,810)
(Recovery) impairment of ATM network	(106,221)	563,400	—
Write down of impaired securities	—	—	497,313
Loans held for sale made, net of principal sold	6,277,819	(3,547,380)	(7,978,146)
Gains on sale and write-down of premises and equipment	—	(6,246)	(18,941)
(Gains) losses on sale of foreclosed real estate	—	—	11,548
Write-down of foreclosed real estate	—	—	8,077
Stock based compensation expense	13,447	—	—
(Increase) decrease in:
Accrued interest receivable	(294,824)	(123,110)	125,835
Prepaid income taxes	256,482	(61,871)	(160,701)
Cash surrender value of bank owned life insurance	(156,286)	(70,896)	(52,949)
Other assets	226,026	582,001	(547,860)
Increase (decrease) in:
Accrued interest payable	(367,298)	88,684	42,124
Deferred loan origination fees	(33,566)	144,907	134,343
Other liabilities	1,288	622,669	(315,427)
Net cash provided by (used in) operating activities	7,011,464	982,234	(6,194,969)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	2,766,852	2,461,757	2,518,491
Proceeds from maturities of securities available for sale	3,554,884	19,174,448	30,660,807
Proceeds from maturities of securities held to maturity	1,353,243	541,881	25,000
Redemption (purchase) of Federal Home Loan Bank stock, net	727,100	191,300	(372,900)
Purchase of securities available for sale	(15,030,741)	(8,354,638)	(13,528,310)
Purchase of securities held to maturity	(1,952,570)	(19,021,466)	—
Loans made, net of principal collected	(12,230,817)	(28,509,599)	(20,811,745)
Purchase of premises and equipment	(801,823)	(902,943)	(1,935,364)
Proceeds from sale of premises and equipment	—	15,189	361,582
Proceeds from sale of foreclosed real estate	—	—	164,876
Net cash (used in) investing activities	(21,613,872)	(34,404,071)	(2,917,563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	25,486,897	20,085,651	7,124,050
Net increase (decrease) in other deposits	(19,209,599)	25,694,707	11,665,996
Payment of Federal Home Loan Bank advance	(18,000,000)	(5,000,000)	—
Net increase (decrease) in other borrowed funds	2,192,991	(956,193)	(1,808,269)
Common stock repurchase and retirement	(128,850)	(599,250)	(32,655)
Stock options exercised	52,219	207,039	110,168
Income tax benefit from exercise of stock options	7,014	18,166	21,293
Dividends paid	(1,266,063)	(1,130,262)	(1,076,433)
Net cash provided by (used in) financing activities	(10,865,391)	38,319,858	16,004,150
Net increase (decrease) in cash and cash equivalents	(25,467,799)	4,898,021	6,891,618
Cash and cash equivalents at beginning of year	39,090,565	34,192,544	27,300,926
Cash and cash equivalents at end of year	$13,622,766	$39,090,565	$34,192,544
SUPPLEMENTAL INFORMATION:
Interest paid on deposits and borrowings	$9,104,758	$7,286,399	$5,279,498
Income taxes paid	$837,661	$1,525,204	$545,609
NONCASH ACTIVITY:
Transfer of loans to foreclosed real estate	$1,383,163	$—	$84,500

The accompanying notes are an integral part of these consolidated financial statements.

2006 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Carrollton Bancorp and subsidiary (the “Company”) conform to U.S. generally accepted accounting principles. The following is a description of the more significant of these policies.

Organization

The Company was formed January 11, 1990 and is a Maryland corporation chartered as a bank holding company. The Company holds all the issued and outstanding shares of common stock of Carrollton Bank (the “Bank”). The Bank is a Maryland company that engages in general commercial banking operations. Deposits in the Bank are insured, subject to regulatory limitations, by the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank provides commercial and brokerage services to individuals and small and medium-sized businesses. Services offered by the Bank include a variety of loans and a broad spectrum of commercial and consumer financial services.

Basis of Presentation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include all accounts of the Company and its wholly-owned subsidiary, Carrollton Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2006. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses (the “Allowance”), and other than temporary impairment of investment securities. In connection with the determination of the Allowance, management prepares fair value analyses and obtains independent appraisals as necessary. Management believes that the Allowance is sufficient to address the losses inherent in the current loan portfolio. While management uses available information to recognize losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s Allowance. Such agencies may require the Bank to recognize additions to the Allowance based on their judgments about information available to them at the time of their examinations.

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

Investment Securities Available for Sale

Securities available for sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are recorded at their fair value. Unrealized holding gains or losses, net of the related tax effect, are excluded from earnings and reported as an item of other comprehensive income until realized. The carrying values of securities available for sale are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available for sale securities below

CARROLLTON BANCORP

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), the Company measures impaired loans: (i) at the present value of expected cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses.

SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment loans. These loans are collectively evaluated for impairment. The Company’s impaired loans are, therefore, comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status. The Company recognizes interest income for impaired loans consistent with its method for nonaccrual loans. Specifically, interest payments received are normally applied to principal. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

The Company provides for loan losses through the establishment of the Allowance by provisions charged against earnings. The Company’s objective is to ensure that the Allowance is adequate to cover probable loan losses inherent in the loan portfolio at the date of each balance sheet. Management considers a number of factors in estimating the required level of the Allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and, a continuing evaluation of the economic environment. The Company’s estimate of the required Allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on borrowers. Loan losses are charged against the Allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the Allowance.

2006 ANNUAL REPORT

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned (OREO)

OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or estimated fair value less selling costs. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent write-downs are included in noninterest expense along with operating income and expenses of such properties and gains or losses realized upon disposition.

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

Intangible Assets

A deposit intangible asset of $1,847,700, relating to a branch acquisition, is being amortized using the straight-line method over 15 years. The remaining unamortized balance at December 31, 2006 and 2005 was $431,110 and $554,284, respectively. Amortization expense was $123,180 for 2006, 2005, and 2004, respectively.

The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced.

Intangible assets are included in “Other assets” on the Consolidated Balance Sheets. Management evaluates intangible assets for impairment quarterly.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities utilizing guidelines established in FASB Statement No. 133 (“FASB No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Management periodically reviews contracts from various functional areas of the Company to identify potential derivatives embedded within selected contracts. Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has intent to sell to an outside investor. Due to the short-term nature of these loan commitments and the minimal historical dollar amount of commitments outstanding, the corresponding impact on the Company’s financial condition and results of operation has not been material.

The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor has a notional amount of $10.0 million with a minimum interest rate of 7.00% based on US prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor has a term of five years. This interest rate Floor is designated a cash flow hedge, as it is designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans will change whenever the repricing index changes, plus or minus a credit spread

CARROLLTON BANCORP

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(based on each loan’s underlying credit characteristics), until the maturity of the interest rate Floor. Should the Prime rate index fall below the strike level of the Floor prior to maturity, the Floor’s counterparty will pay the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The fair value of the Floor will be recorded as “Other assets” and changes in the fair value will be recorded as “Other Comprehensive Income” a component of shareholders’ equity.

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

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those relating to investments by and distributions to shareholders. The Company’s comprehensive income consists of net earnings, unrealized gains and losses on securities available for sale, changes in the fair value of the Floor and the adjustment from the adoption of Statement of Financial Accounting Standards No. 158, “Employees Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS No. 158”) and is presented in the statements of shareholders’ equity. Accumulated other comprehensive income is displayed as a separate component of shareholders’ equity.

Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), Share-Based Payment, (“SFAS No. 123R”), which requires companies to recognize expense related to the fair value of our stock-based compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: a)  compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of the grant.

In December 2005, the Company authorized the grant of 42,000 options to officers and the immediate vesting of such options. All outstanding options to officers where the exercise price of the option exceeded the fair market value of the Company’s stock were also approved for accelerated vesting. This resulted in 75,500 options becoming vested in 2005 that would have otherwise vested in future years.

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $13,447 during 2006. As of December 31, 2006, there was $10,928 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

The following illustrates the effect on the net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006:

	2005	2004
Net Income:
As reported	$2,458,437	$888,364
Additional compensation	(162,222)	(133,288)
Income tax benefit on additional compensation	62,650	51,476
Pro forma	$2,358,865	$806,552
Basic Earnings Per Share:
As reported	$0.87	$0.31
Pro forma	0.83	0.28
Diluted Earnings Per Share:
As reported	0.87	0.31
Pro forma	0.83	0.28

2006 ANNUAL REPORT

2. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve System to maintain certain reserve balances based principally on deposit liabilities. At December 31, 2006 and 2005, the required reserve balances were $1.4 million and $323,000, respectively. The Company sells federal funds on an unsecured basis to its correspondent banks. Average balances sold were $6.7 million in 2006 and $12.9 million in 2005.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2006
AVAILABLE FOR SALE
U.S. government agency	$9,642,252	$24,405	$(28,897)	$9,637,760
Mortgage-backed securities	12,712,231	129,674	(116,352)	12,725,553
State and municipal	5,691,067	42,133	(8,241)	5,724,959
Corporate bonds	5,639,276	—	(17,747)	5,621,529
	33,684,826	196,212	(171,237)	33,709,801
Equity securities	1,140,856	1,090,934	(6,944)	2,224,846
	$34,825,682	$1,287,146	$(178,181)	$35,934,647
HELD TO MATURITY
U.S. government agency	$6,456,069	$—	$(89,979)	$6,366,090
Mortgage-backed securities	8,761,200	—	(136,735)	8,624,465
State and municipal	3,912,704	3,528	(16,519)	3,899,713
	$19,129,973	$3,528	$(243,233)	$18,890,268

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2005
AVAILABLE FOR SALE
U.S. government agency	$10,786,412	$3,225	$(49,302)	$10,740,335
Mortgage-backed securities	8,551,994	34,005	(95,874)	8,490,125
State and municipal	3,613,458	76,401	—	3,689,859
Corporate bonds	1,516,345	—	(1,874)	1,514,471
	24,468,209	113,631	(147,050)	24,434,790
Equity securities	1,633,298	3,030,815	(3,900)	4,660,213
	$26,101,507	$3,144,446	$(150,950)	$29,095,003
HELD TO MATURITY
U.S. government agency	$5,000,000	$—	$(64,050)	$4,935,950
Mortgage-backed securities	9,575,713	29,016	(98,260)	9,506,469
State and municipal	3,912,692	—	(49,832)	3,862,860
	$18,488,405	$29,016	$(212,142)	$18,305,279

Information related to unrealized losses in the portfolio as of December 31, 2006 follows:

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency	$1,985,619	$(14,380)	$10,533,310	$(104,496)	$12,518,929	$(118,876)
Mortgage-backed securities	—	—	15,167,237	(253,087)	15,167,237	(253,087)
State and municipal	—	—	5,373,469	(24,760)	5,373,469	(24,760)
Corporate bonds	—	—	5,016,250	(17,748)	5,016,250	(17,748)
Equity securities	—	—	125,790	(6,944)	125,790	(6,944)
	$1,985,619	$(14,380)	$36,216,056	$(407,035)	$38,201,675	$(421,415)

CARROLLTON BANCORP

3. INVESTMENT SECURITIES (CONTINUED)

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

At December 31, 2006, five marketable equity securities had unrealized losses of approximately $6,944 from the Company’s cost basis. At December 31, 2005, one marketable equity security had an unrealized loss with aggregate depreciation of approximately $3,900 from the Company’s cost basis. During 2004, the Company wrote down its FHLMC preferred stock securities by $497,313 to fair value to reflect what the Company considered to be an other-than-temporary impairment of those securities. No credit issues have been identified that cause management to believe the decline in market value is other than temporary. In analyzing the issuer’s financial condition, management considers industry analysis reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than 24 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

All unrealized losses on U.S. government agency, mortgage-backed securities, state and municipal securities and corporate bonds as of December 31, 2006 are considered to be temporary losses, because each security will be redeemed at face value at, or prior to maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

Contractual maturities of debt securities at December 31, 2006 and 2005 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,000,000	$1,985,620	$—	$—
Over one to five years	4,923,172	4,924,303	—	—
Over five to ten years	3,928,823	3,958,428	8,414,510	8,324,424
Over ten years	10,120,600	10,115,898	1,954,263	1,941,379
Mortgage-backed securities	12,712,231	12,725,553	8,761,200	8,624,465
	$33,684,826	$33,709,802	$19,129,973	$18,890,268

	December 31, 2005
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$250,000	$250,161	$250,000	$250,161
Over one to five years	9,767,684	9,744,231	9,767,684	9,744,231
Over five to ten years	5,899,059	5,950,273	5,899,059	5,950,273
Mortgage-backed securities	8,551,466	8,490,125	8,551,466	8,490,125
	$24,468,209	$24,434,790	$24,468,209	$24,434,790

At December 31, 2006 and 2005, securities with an amortized cost of $17.9 million (fair value of $17.9 million) and $32.8 million (fair value of $32.6 million), respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

In 2006, 2005, and 2004, the Company realized gross gains on sales of securities of $2.2 million, $839,859, and $115,810, respectively. During 2004, the Company recognized an other than temporary impairment of $497,313. There were no realized losses in 2006 or 2005. Income taxes (benefit) on net security gains (losses) were $730,413, $293,783, and $(147,336), in 2006, 2005 and 2004, respectively.

2006 ANNUAL REPORT

4. LOANS

Major classifications of loans at December 31 are as follows:

	2006	2005
Real estate:
Residential	$55,057,625	$53,148,211
Commercial	120,397,988	97,909,115
Construction and land development	29,996,306	37,415,478
Demand and time	51,549,802	56,118,527
Lease financing	969,113	1,936,482
Installment	2,030,480	1,415,260
	260,001,314	247,943,073
Allowance for loan losses	3,131,021	3,337,163
Loans, net	$256,870,293	$244,605,910

The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

The maturity and rate repricing distribution of the loan portfolio at December 31 is as follows:

	2006	2005
Repricing or maturing within one year	$77,881,735	$139,326,825
Maturing over one to five years	98,707,890	91,219,788
Maturing over five years	83,411,689	17,396,460
	$260,001,314	$247,943,073

Loan balances have been adjusted by the following deferred amounts as of December 31:

	2006	2005
Deferred origination costs and premiums	$538,554	$392,075
Deferred origination fees and unearned discounts	(854,549)	(741,636)
Net deferred fees	$(315,995)	$(349,561)

Transactions in the allowance for loan losses for the years ended December 31 were as follows:

	2006	2005	2004
Beginning balance	$3,337,163	$3,485,076	$3,648,245
Provision charged to operations	—	—	—
Recoveries	49,692	167,128	113,953
	3,386,855	3,652,204	3,762,198
Loans charged off	255,834	315,041	277,122
Ending balance	$3,131,021	$3,337,163	$3,485,076

Nonperforming assets and loans past-due 90 days or more but accruing interest were as follows at December 31:

	2006	2005	2004
Nonaccrual loans	$3,699,397	$1,413,925	$615,394
Restructured loans	180,686	—	455,864
Foreclosed real estate	1,383,163	—	—
Total nonperforming assets	$5,263,246	$1,413,925	$1,071,258
Accruing loans past-due 90 days or more	$436,599	$179,012	$1,567,919
Unrecorded interest on nonaccrual loans	$76,044	$111,413	$64,037
Interest income recognized on nonaccrual loans	$300,650	$58,718	$32,318

At December 31, 2006 and 2005, there were no impaired loans.

At December 31, 2004, the Company had one impaired loan to the same borrower amounting to $455,864, which was classified as impaired because it had been restructured to accept interest only payments for a period of

CARROLLTON BANCORP

4. LOANS (CONTINUED)

time. The average balance of impaired loans amounted to $298,406 and $530,680 in 2005 and  2004, respectively. During 2005 and 2004, the Company received total payments on impaired loans of $601,323 and $341,857, respectively. Of these amounts, $24,583 and $75,938, were recorded as interest income for 2005 and 2004, respectively. The remainder was applied to reduce principal and recovery of professional fees. There was no specific allowance for this loan since the fair value of the collateral securing the loan was considered adequate to cover all principal and interest due. The Company also continued to accrue interest on this loan due to the adequacy of the collateral value.

Loans with a balance of approximately $86.6 million and $86.2 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company serviced loans for others totaling $1.1million and $1.6 million, respectively.

5. CREDIT COMMITMENTS

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2006	2005	2004
LOAN COMMITMENTS
Mortgage loans	$4,122,697	$4,066,223	$8,899,836
Construction and land development	29,501,299	14,913,344	9,438,961
Commercial loans	6,840,000	7,058,000	13,812,780
	$40,463,996	$26,037,567	$32,151,577
UNUSED LINES OF CREDIT
Home equity lines	$46,199,911	$52,194,528	$55,883,051
Commercial lines	44,279,428	26,095,802	25,467,308
Unsecured consumer lines	1,084,048	1,410,270	1,405,075
	$91,563,387	$79,700,600	$82,755,434
LETTERS OF CREDIT	$2,223,755	$2,606,061	$2,910,330

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

6. RELATED PARTY TRANSACTIONS

The Company’s executive officers and directors, or other entities, to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2006, 2005 and 2004, transactions in related party loans were as follows:

	2006	2005	2004
Beginning balance	$1,894,784	$1,820,717	$3,209,200
Additions	7,918,876	179,452	1,040,580
Repayments	(1,837,046)	(105,385)	(2,429,063)
Ending balance	$7,976,614	$1,894,784	$1,820,717

A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2006, 2005, and 2004, amounts paid to the law firm in connection with those services were $195,000, $220,000, and $249,000, respectively.

2006 ANNUAL REPORT

6. RELATED PARTY TRANSACTIONS (CONTINUED)

A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2006, 2005, and 2004, amounts paid to the insurance brokerage for insurance premiums were $282,000, $215,000, and $192,000, respectively.

A director of the Company is President of an electrical company through which the Company and the Bank may contract for electrical services. No such services were performed in 2006, 2005 or 2004.

A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for appraisal and management services amounting to $356,000 in 2006, $169,000 in 2005, and $739,000 in 2004.

7. PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows as of December 31:

	2006	2005
Land and improvements	$909,544	$909,544
Buildings	2,995,117	2,885,994
Leasehold improvements	3,523,947	3,137,550
Equipment and fixtures	4,521,052	5,341,396
	11,949,660	12,274,484
Accumulated depreciation and amortization	(6,349,672)	(6,840,856)
	$5,599,988	$5,433,628

Depreciation and amortization of premises and equipment was $611,658, $673,022, and $1.1 million, for 2006, 2005, and 2004, respectively. Amortization of software was $108,364, $141,368, and $72,962 for 2006, 2005, and 2004, respectively.

On September 22, 2005, Wal-Mart notified the Bank of its intention to terminate the agreement for the Bank to provide ATMs at Wal-Mart, Sam’s Club, and Wal-Mart supercenters in Maryland, Virginia and West Virginia. An impairment of $563,400 was recorded for the write down and cost of disposal of the ATM network. The ATMs were assets of the Electronic Banking division.

8. DEPOSITS

Major classifications of interest-bearing deposits are as follows as of December 31:

	2006	2005
NOW and Super NOW	$33,112,772	$33,396,380
Money market	52,072,965	50,482,662
Savings	27,608,013	31,182,882
Certificates of deposit of $100,000 or more	29,567,921	14,990,576
Other time deposits	85,472,570	74,563,018
	$227,834,241	$204,615,518

Time deposits mature as follows:

	December 31,
	2006	2005
Maturing within one year	$92,053,740	$67,555,717
Maturing over one to two years	13,479,273	12,087,661
Maturing over two to three years	5,197,865	3,353,809
Maturing over three to four years	3,503,735	2,445,906
Maturing over four to five years	805,878	4,110,501
	$115,040,491	$89,553,594

CARROLLTON BANCORP

9. BORROWED FUNDS

Borrowed funds consist of securities sold under repurchase agreements, federal funds purchased, borrowings from the FHLB and notes payable-U.S. Treasury. Notes payable-U.S. Treasury are U.S. Treasury and Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve on a periodic basis. Securities sold under repurchase agreements are securities sold to the Bank’s customers under a continuing “roll-over” contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated from the Company’s other investment securities. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

Information with respect to borrowings is as follows at and for the years ended December 31:

	Maturity Date	2006	2005	2004
Amount outstanding at year-end:
Federal Home Loan Bank	March 26, 2008	$5,000,000	$5,000,000	$5,000,000
Federal Home Loan Bank	February 2, 2010	—	35,000,000	35,000,000
Federal Home Loan Bank	May 24, 2010	—	—	5,000,000
Federal Home Loan Bank	Daily Rate Credit	17,000,000	—	—
Federal Home Loan Bank		$22,000,000	$40,000,000	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		$13,405,463	$9,280,348	$10,183,951
Notes-payable — U.S. Treasury		—	$1,932,124	$1,984,714
Weighted average interest rate at year-end:
Advances from the FHLB		5.43%	6.67%	6.84%
Federal funds purchased and securities sold under repurchase agreements		4.86%	3.59%	1.91%
Notes payable — U.S. Treasury		—	4.17%	1.97%
Maximum outstanding at any month-end:
Advances from the FHLB		$40,000,000	$45,000,000	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		13,405,463	11,742,108	13,540,231
Notes payable — U.S. Treasury		1,432,423	1,958,750	2,008,989
Average balance outstanding during the year:
Advances from the FHLB		$24,603,287	$44,876,712	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		9,040,071	8,986,714	10,102,501
Notes payable — U.S. Treasury		185,067	1,016,211	1,051,267
Weighted average interest rate during the year:
Advances from the FHLB		5.38%	6.84%	6.84%
Federal funds purchased and securities sold under repurchase agreements		4.66%	2.66%	0.96%
Notes payable — U.S. Treasury		4.18%	3.06%	1.10%

Debt retirement expense of $2.3 million was incurred in 2006 due to the restructuring of a $35.0 million FHLB advance that had a maturity date of February 2, 2010 and an interest rate of  6.84%. Debt retirement expense of $505,839 was incurred in 2005 due to the prepayment of a $5.0 million FHLB advance that had a maturity date of May 24, 2010 and an interest rate of 7.26%.

The Company has available unsecured federal funds lines of credit of $5 million and a secured federal funds line of credit of $10 million with other institutions. There was no balance outstanding under these lines at December 31, 2005 and 2004. These lines bear interest at the current federal funds rate of the correspondent bank.

2006 ANNUAL REPORT

10. OTHER NONINTEREST EXPENSES

Other noninterest expenses include the following for the years ended December 31:

	2006	2005	2004
Data processing services	$815,056	$807,314	$719,445
Professional services	521,231	226,965	187,784
Employee-related expenses	384,128	345,203	306,678
Marketing	303,903	355,921	287,343
Directors’ fees	238,850	173,050	165,950
Carrier service	210,703	496,714	479,131
Liability insurance	205,516	214,579	216,890
Printing, stationary, and supplies	202,541	257,865	282,914
Loan expenses	195,844	354,864	215,570
Postage and freight	164,606	167,681	228,030
Telephone	162,808	189,990	195,867
Deposit premium amortization	123,180	123,180	123,180
Shareholder expense	111,768	111,273	91,283
Software amortization	108,364	141,368	72,962
Coin/Currency service	103,480	84,429	80,201
ATM services	77,704	1,057,794	1,134,848
Bank account charges	51,643	80,592	88,134
Other	383,430	528,031	472,437
	$4,364,755	$5,716,813	$5,348,647

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

Information with respect to options outstanding is as follows for the years ended December 31:

	2006		2005		2004
	Shares	Option Price Range	Shares	Option Price Range	Shares	Option Price Range
Outstanding at beginning of year	227,130		193,470		174,785
Granted	12,430	$15.35 to $17.16	53,930	$14.45 to $14.85	32,430	$16.02 to $16.22
Exercised	(4,525)	$10.94 to $15.36	(17,375)	$9.71 to $14.50	(8,845)	$9.71 to $15.42
Expired/Canceled	(6,005)	$10.94 to $16.02	(2,895)	$12.67 to $15.48	(4,900)	$10.94 to $18.10
Outstanding at end of year	229,030	$9.71 to $18.10	227,130	$9.71 to $18.10	193,470	$9.71 to $18.10
Exercisable at December 31	209,670		213,550		143,919
Aggregate intrinsic value at year end	$558,473

On December 15, 2005, the Board of Directors authorized the grant of 42,000 options to officers and the immediate vesting of such options. All outstanding options to officers where the exercise price of the option exceeded the fair market value of the Company’s stock were also approved for accelerated vesting. This resulted in 75,500 options becoming vested in 2005 that would have otherwise vested in future years.

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $13,447 during 2006. As of December 31, 2006, there was $10,928 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The total intrinsic value of options excised during the year ended December 31, 2006 and 2005 was approximately $18,000 and $47,000, respectively.

CARROLLTON BANCORP

11. STOCK OPTIONS (CONTINUED)

A summary of information about stock options outstanding is as follows at December 31, 2006:

Weighted Average Exercise Price	Shares	Weighted Average Remaining Life (Years)	Shares Underlying Options Currently Exercisable
$9.71	2,940	4.33	2,940
10.54	630	4.16	630
10.94	19,950	4.42	19,950
12.11	4,620	5.33	4,620
12.14	630	5.16	630
12.67	21,000	5.58	21,000
13.45	14,700	3.58	14,700
13.45	3,150	3.33	3,150
14.45	6,930	8.29	2,310
14.50	5,670	6.33	5,670
14.50	39,500	8.96	39,500
14.85	5,000	8.43	5,000
15.35	500	9.15	—
15.36	2,930	2.33	2,930
15.42	26,670	2.35	26,670
16.02	24,000	7.58	24,000
16.22	6,930	7.33	4,620
16.31	6,930	9.29	—
16.70	3,150	1.16	3,150
17.16	5,000	10.0	—
17.75	3,000	6.92	3,000
17.79	22,050	1.35	22,050
18.10	3,150	1.33	3,150
14.70	229,030	5.41	209,670

As of December 31, 2006, the weighted average exercise price of shares underlying options currently exercisable is $14.58 per share.

The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	2.67%	2.67%	2.25%
Expected volatility	24.76%	26.94%	18.15%
Risk free rate	4.91% to 4.99%	3.96% to 4.47%	4.43%
Estimated life	10 years	10 years	10 years

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractural term of the share option is based on the U.S. Treasury  yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilitites.

12. NET INCOME PER SHARE

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

	2006	2005	2004
Weighted average common shares outstanding	2,812,289	2,827,747	2,831,880
Stock option adjustment	58,953	14,140	28,366
Weighted average common shares outstanding-diluted	2,871,242	2,841,887	2,860,246
Net income (applicable to common stock)	$2,584,779	$2,458,437	$888,364
Basic net income per share	$0.92	$0.87	$0.31
Diluted net income per share	$0.90	$0.87	$0.31

2006 ANNUAL REPORT

13. COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on available for sale securities, changes in the fair value of the derivative interest rate floor transaction and the adjustment for the adoption of SFAS 158 related to the funded status of the defined benefit plan. These items, net of taxes, will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income for the years ended December 31:

	2006	2005	2004
Net Income	$2,584,779	$2,458,437	$888,364
Other comprehensive income:
Unrealized holding gains (losses) during the period	215,449	(22,384)	(88,800)
Add: Security impairment write down	—	—	497,313
Adoption of SFAS 158	790	—	—
Less: Adjustment for security gains	(2,157,151)	(839,859)	(115,810)
Other comprehensive income before tax	(1,940,912)	(862,243)	292,703
Income taxes on comprehensive income	749,579	332,998	(113,042)
Other comprehensive income after tax	(1,191,333)	(529,245)	179,661
Comprehensive income	$1,393,446	$1,929,192	$1,068,025

14. CAPITAL STANDARDS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action taken by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting procedures. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2006, the most recent notification from the Federal Reserve Bank and the FDIC categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Company’s or the Bank’s category.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
DECEMBER 31, 2006
Total Capital (to risk-weighted assets)
Consolidated	$37,253,000	13.20%	$22,573,000	8.0%	$28,217,000	10.0%
Carrollton Bank	35,313,000	12.60%	22,428,000	8.0%	28,035,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	33,634,000	11.92%	$11,287,000	4.0%	16,930,000	6.0%
Carrollton Bank	32,182,000	11.48%	11,214,000	4.0%	16,821,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	33,634,000	9.74%	$13,824,000	4.0%	17,280,000	5.0%
Carrollton Bank	32,182,000	9.30%	13,849,000	4.0%	17,311,000	5.0%
DECEMBER 31, 2005
Total Capital (to risk-weighted assets)
Consolidated	$37,447,000	13.51%	$22,176,000	8.0%	$27,720,000	10.0%
Carrollton Bank	34,338,000	12.52%	21,945,000	8.0%	27,432,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	32,250,000	11.63%	11,088,000	4.0%	16,632,000	6.0%
Carrollton Bank	31,001,000	11.30%	10,973,000	4.0%	16,459,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	32,250,000	8.96%	14,937,000	4.0%	17,996,000	5.0%
Carrollton Bank	31,001,000	8.72%	14,223,000	4.0%	17,779,000	5.0%

CARROLLTON BANCORP

15. RETIREMENT PLANS

In the year ended December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. While it does not impact net income, this resulted in a one-time adjustment to accumulated other comprehensive income in shareholders’ equity of $484 (net of tax) for the Pension Plan. The Company’s 2005 and 2004 disclosures have not been changed as SFAS 158 prohibits retrospective application.

Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004.

The following table sets forth the financial status of the Plan as of and for the years ended December 31:

	2006	2005	2004
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$7,944,785	$7,739,006	$8,820,583
Service cost	—	—	528,407
Interest cost	469,361	477,203	545,710
Actuarial gain	230,830	61,831	69,083
Benefits paid	(354,637)	(333,255)	(331,542)
Adjustment for special event — curtailment	—	—	(1,893,235)
Benefit obligation at end of year	8,290,339	7,944,785	7,739,006
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	7,952,987	7,730,718	7,399,746
Actual return on plan assets	767,957	591,608	271,153
Employer contribution	—	—	450,000
Benefits paid and administrative expenses	(429,815)	(369,339)	(390,181)
Fair value of plan assets at end of year	8,291,129	7,952,987	7,730,718
Funded status
Status of plan overfunded (underfunded)	790	8,202	(8,288)
Unrecognized net actuarial (gain) loss	256,285	45,450	(15,901)
Prepaid (accrued) benefit cost before the adoption of SFAS 158	$257,075	$53,652	$(24,189)
Amounts Recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$257,075	$53,652	$(24,189)
Net amount recognized	$257,075	$53,652	$(24,189)
After the adoption of SFAS 158:
Other assets	$790	$—	$—
Net amount recognized	$790	$—	$—
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$256,285	$—	$—
Net amount recognized (before tax effect)	$256,285	$—	$—

The incremental effect of applying FASB Statement No. 158 on individual items in the consolidated balance sheet as of December 31, 2006 is as follows:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
	Debit	Credit	Debit	Credit
Other assets, excluding prepaid pension cost and deferred taxes	$1,338,781	$—	$—	$1,338,781
Prepaid pension costs	257,075	—	(256,285)	790
Deferred taxes	599,770	157,308	—	757,078
Total other assets	$2,195,626	$157,308	$(256,285)	$2,096,649
Total assets	$349,923,729	$157,308	$(256,285)	$349,824,752
Accumulated other comprehensive loss	$(745,052)	$98,977	$—	$(646,075)
Total stockholders’ equity	$(34,810,355)	$98,977	$—	$(34,711,378)

2006 ANNUAL REPORT

15. RETIREMENT PLANS (Continued)

	2006	2005	2004
ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT OBLIGATION WERE AS FOLLOWS FOR THE YEARS ENDED DECEMBER 31:
Discount rates	5.82%	6.25%	6.25%
Rates of increase in compensation levels	N/A	N/A	4.25%
Long-term rate of return on assets	8.00%	8.00%	8.00%
NET PERIODIC PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
Service cost	$—	$—	$528,407
Interest cost	469,361	477,203	545,710
Expected return on plan assets	(622,784)	(555,044)	(558,384)
Net amortization and deferral	—	—	148,670
Net periodic pension expense (benefit)	$(153,423)	$(77,841)	$664,403
ACCUMULATED BENEFIT OBLIGATION AT YEAR END	$8,290,339	$7,944,785	$7,739,006
ALLOCATION OF ASSETS
Equity securities	$4,361,023	$4,102,673	$3,715,646
Fixed income-guaranteed fund	3,930,106	3,850,314	4,015,072
	$8,291,129	$7,952,987	$7,730,718

There are no net transaction obligation (asset), prior service cost (credit) and estimated net loss (gain) for the Plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Benefits expected to be paid from the Plan are as follows:

Year	Amount
2007	$340,417
2008	363,113
2009	362,976
2010	390,677
2011	406,123
2012-2016	2,524,509

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

The Company has a contributory thrift plan qualifying under Section 401(K) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company then contributes 3% of the employee’s salary quarterly to the Plan for the employee’s benefit. The Company also matches 50% of the employee 401(K) contribution up to 6% of employee compensation. Contributions to this Plan, included in employee benefit expenses, were $319,453, $292,080, and $92,485, for 2006, 2005, and 2004 , respectively.

16. CONTINGENCIES

The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company’s financial position or results of operations.

CARROLLTON BANCORP

17. INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	2006	2005	2004
CURRENT
Federal	$1,082,628	$989,907	$428,205
State	180,009	179,255	91,038
	1,262,637	1,169,162	519,243
DEFERRED	60,631	153,209	(198,755)
	$1,323,268	$1,322,371	$320,488

The components of the deferred tax benefits were as follows for the years ended December 31:

	2006	2005	2004
Provision for loan losses	$79,612	$57,124	$62,425
Deferred loan origination costs	(20,427)	(4,812)	6,794
Deferred compensation plan	16,466	(227)	3,128
Depreciation	522	(120,334)	7,004
Discount accretion	5,178	(666)	(2,140)
Retirement benefits	(20,720)	30,062	(83,904)
Impairment loss provisions	—	192,062	(192,062)
	$60,631	$153,209	$(198,755)

The components of the net deferred tax liability were as follows for the years ended December 31:

	2006	2005	2004
DEFERRED TAX ASSETS
Allowance for loan losses	$974,066	$1,053,678	$1,110,802
Deferred compensation plan	190,426	206,892	206,665
Depreciation	27,000	27,522	—
Accrued retirement benefits	—	—	9,342
	1,191,492	1,288,092	1,326,809
DEFERRED TAX LIABILITIES
Prepaid retirement benefits	—	20,720	—
	106,645	127,072	131,884
Unrealized gains on available for sale investment securities	317,406	1,156,088	1,297,024
Depreciation	—	—	92,812
Discount accretion	8,344	3,166	3,832
FHLB Stock dividends	2,019	2,019	2,019
	434,414	1,309,065	1,527,571
NET DEFERRED TAX ASSET (LIABILITY)	$757,078	$(20,973)	$(200,762)

The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	_	2006	2005	2004
Statutory federal income tax rate		34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Tax-exempt income		(4.5)	(3.4)	(10.2)
State income taxes, net of federal income tax benefit		3.8	4.0	1.9
Nondeductible expense		0.6	0.4	0.8
		33.9%	35.0%	26.5%

2006 ANNUAL REPORT

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

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $937,160, $947,957, and $779,709, for 2006, 2005, and 2004, respectively.

Lease obligations will require minimum rent payments as follows:

Period	Minimum rentals
2007	$959,293
2008	810,397
2009	723,251
2010	710,115
2011	547,557
Remaining years	4,700,487
$8,451,100

19. PARENT COMPANY FINANCIAL INFORMATION

The balance sheets as of December 31, 2006 and 2005 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2006, 2005, and 2004, are presented below:

BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Cash	$6,293	$22,094
Interest-bearing deposits in subsidiary	956,518	217,679
Investment in subsidiary	32,593,361	31,536,069
Investment securities available for sale	2,224,846	4,660,213
Other assets	28,270	25,813
	$35,809,288	$36,461,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	1,097,910	$1,821,703
Shareholders’ Equity
Common Stock	2,806,705	2,809,698
Additional Paid-in Capital	18,372,351	18,425,528
Retained earnings	12,886,247	11,567,531
Accumulated other comprehensive income	646,075	1,837,408
	34,711,378	34,640,165
	$35,809,288	$36,461,868

CARROLLTON BANCORP

19. PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005	2004
INCOME
Dividends from subsidiary	$258,840	$608,827	$588,273
Interest and dividends	73,720	138,592	132,490
Security gains	2,157,151	766,772	—
	2,489,711	1,514,191	720,763
EXPENSES	161,751	163,639	105,403
Income before income taxes and equity in undistributed net income of subsidiary	2,327,960	1,350,552	615,360
Income tax expense (benefit)	785,790	249,895	(21,691)
	1,542,170	1,100,657	637,051
Equity in undistributed net income of subsidiary	1,042,609	1,357,780	251,313
Net Income	$2,584,779	$2,458,437	$888,364

STATEMENTS OF CASH FLOWS

		Years ended December 31,
	_	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$2,584,779	$2,458,437	$888,364
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Equity in undistributed net income of subsidiary		(1,042,609)	(1,357,780)	(251,313)
Gains on disposal of securities		(2,157,151)	(766,772)	—
Stock based compensation expense		13,447	—	—
Decrease (increase) in other assets		(2,457)	(74)	662
Increase (decrease) in other liabilities		13,126	309,958	(99,454)
Net cash (used in) provided by operating activities		(590,865)	661,935	559,552
Cash Flows from Investing Activities:
Purchase of securities available for sale		117,259	—	(100,000)
Proceeds from sales of securities available for sale		2,766,852	1,016,133	—
Net cash provided by (used in) investing activities		2,649,593	1,016,133	(100,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid		(1,266,063)	(1,130,262)	(1,076,433)
Common stock repurchase and retirement		(128,850)	(599,250)	(32,655)
Stock options exercised		52,219	207,039	110,168
Income tax benefit from exercise of stock options		7,014	18,166	21,293
Net cash used in financing activities		(1,335,690)	(1,522,473)	(998,920)
Net increase (decrease) in cash		723,038	155,595	(539,368)
Cash and cash equivalents at beginning of year		239,773	84,178	623,546
Cash and cash equivalents at end of year		$962,811	$239,773	$84,178
Noncash Activities:
Income taxes paid, net of cash received from subsidiaries		$769,473	$36,615	$53,475

2006 ANNUAL REPORT

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

	December 31, 2006		December 31, 2005
	Carrying amount	Fair value	Carrying amount	Fair value
FINANCIAL ASSETS
Cash and cash equivalents	$13,622,766	$13,622,766	$39,090,565	$39,090,565
Investment securities (total)	55,064,620	54,824,915	47,583,408	47,400,282
Federal Home Loan Bank stock	1,704,500	1,704,500	2,431,600	2,431,600
Loans held for sale	7,489,290	7,524,363	13,767,109	13,798,773
Loans, net	256,870,293	258,073,223	244,605,910	245,175,511
FINANCIAL LIABILITIES
Noninterest-bearing deposits	50,069,560	50,069,560	67,010,985	67,010,985
Interest-bearing deposits	227,834,241	227,711,750	204,615,518	204,132,515
Federal funds purchased and securities sold under agreements to repurchase	13,405,463	13,405,463	9,280,348	9,280,348
Notes payable — U.S. Treasury	—	—	1,932,124	1,932,124
Advances from the Federal Home Loan Bank	22,000,000	21,995,650	40,000,000	42,069,827

CARROLLTON BANCORP

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

The Electronic Banking segment provides national point of sale transaction originations, home banking, and debit card transaction processing.

The Brokerage segment provides full service brokerage services for stocks, bonds, mutual funds and annuities.

The Mortgage Unit segment provides residential mortgage lending products and services.

Segment information for the Company for 2006 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated
Interest income	$22,680,213	$—	$—	$1,222,566	$23,902,779	$(775,275)	$23,127,504
Interest expense	(9,512,725)	—	—	—	(9,512,725)	775,275	8,737,450
Net interest income	13,167,488	—	—	1,222,566	14,390,054	—	14,390,054
Provision for loan losses	—	—	—	—	—	—	—
Noninterest income	3,779,786	2,013,943	647,301	2,457,966	8,898,996	—	8,898,996
Intersegment income	793,360	23,285	1,398	(724,140)	93,903	(93,903)	—
Noninterest expenses	(16,102,581)	(701,085)	(402,917)	(2,268,323)	(19,474,906)	93,903	19,381,003
Income before income taxes	1,638,053	1,336,143	245,782	688,069	3,908,047	—	3,908,047
Income taxes	(441,553)	(516,018)	(93,441)	(272,276)	(1,323,268)	—	(1,323,268)
Net income	$1,196,520	$820,125	$152,341	$415,793	$2,584,779	$—	$2,584,779
Segment assets	$348,578,067	$15,848	$26,702	$17,736,965	$366,357,582	$(16,532,830)	$349,824,752
Expenditures for segment purchases of premises, equipment and software	$885,945	$—	$—	$15,456	$901,401	$—	$901,401

A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2006:

Total segment assets	$366,357,582
Elimination of intersegment loans	(14,934,950)
Elimination of intersegment deposit accounts	(1,597,880)
$349,824,752

Segment information for the Company for 2005 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated
Interest income	$17,177,300	$—	$—	$1,366,403	$18,543,703	$527,676	$19,071,379
Interest expense	(6,741,963)	(105,444)	—	—	(6,847,407)	(527,676)	(7,375,083)
Net interest income	10,435,337	(105,444)	—	1,366,403	11,696,296	—	11,696,296
Provision for loan losses	—	—	—	—	—	—	—
Noninterest income	2,466,304	4,871,076	667,510	2,713,746	10,718,636	—	10,718,636
Intersegment income	598,180	—	2,906	(512,785)	88,301	(88,301)	—
Noninterest expenses	(11,919,891)	(3,727,831)	(412,222)	(2,662,481)	(18,722,425)	88,301	(18,634,124)
Income before income taxes	1,579,930	1,037,801	258,194	904,883	3,780,808	—	3,780,808
Income taxes	(472,393)	(400,798)	(99,714)	(349,466)	(1,322,371)	—	(1,322,371)
Net income	$1,107,537	$637,003	$158,480	$555,417	$2,458,437	$—	$2,458,437
Segment assets	$358,760,082	$3,691,629	$82,512	$23,749,243	$386,283,466	$(25,816,320)	$360,467,146
Expenditures for segment purchases of premises, equipment and software	$655,832	$211,910	$—	$35,201	$902,943	$—	$902,943

2006 ANNUAL REPORT

A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2005:

Total segment assets	$386,283,466
Elimination of intersegment loans	(25,065,528)
Elimination of intersegment deposit accounts	(750,792)
$360,467,146

22. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,566706	$5,652,219	$5,855,415	$6,053,164
Interest expense	2,082,985	2,052,221	2,237,219	2,365,025
Net interest income	3,483,721	3,599,998	3,618,196	3,688,139
Gains on security sales	2,157,176	—	—	—
Other noninterest income	1,783,075	1,986,531	1,555,033	1,417,182
Noninterest expenses	6,088,968	5,558,716	3,859,040	3,874,280
Income before income taxes	1,335,004	27,813	1,314,189	1,231,041
Income taxes	467,146	(30,557)	459,078	427,601
Net income	$867,858	$58,370	$855,111	$803,440
Net income per share — basic	$0.31	$0.02	$0.30	$0.29
Cash dividends per share	$0.11	$0.11	$0.11	$0.12
Market prices: high	$15.95	$18.80	$18.00	$19.45
low	$14.40	$15.64	$16.11	$16.99

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,275,029	$4,512,073	$4,957,555	$5,326,722
Interest expense	(1,555,268)	(1,766,890)	(1,937,526)	(2,115,399)
Net interest income	2,719,761	2,745,183	3,020,029	3,211,323
Gains on security sales	73,087	—	766,772	—
Other noninterest income	2,255,502	2,649,218	2,615,235	2,358,822
Noninterest expenses	(4,367,243)	(4,435,408)	(4,736,498)	(5,094,975)
Income before income taxes	681,107	958,993	1,665,538	475,170
Income taxes	(268,511)	(324,661)	(629,609)	(99,590)
Net income	$412,596	$634,332	$1,035,929	$375,580
Net income per share — basic	$0.15	$0.22	$0.37	$0.13
Cash dividends per share	$0.10	$0.10	$0.10	$0.10
Market prices: high	$17.00	$17.00	$16.29	$15.00
low	$14.12	$14.25	$13.95	$14.00

CARROLLTON BANCORP

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants, on accounting and financial disclosure during 2006.

ITEM 9A: CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective based on the evaluation of these controls and procedures by the Company’s management, including our principal executive and principal financial officers, as of December 31, 2006. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference into this Item 10 the information appearing under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information appearing under the captions “Executive Compensation,” “Long-Term Incentive Plan,” and “Retirement Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the Annual meeting of Shareholders to be held on May 15, 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the information appearing under the caption “Audit Fees and Services” in the Company’s definitive Proxy Statement for the Annual meeting of Shareholders to be held on May 15, 2007.

2006 ANNUAL REPORT

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.         Financial Statements

Carrollton Bancorp and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

2.         Financial Statement Schedules

None

3.         Exhibits

Exhibit Number	Description
3(i)	Articles of Incorporation of Carrollton Bancorp*
3(ii)	By-Laws of Carrollton Bancorp*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.*
10.4	Lease dated August 3, 1976 between Amcap, Inc. and The Carrollton Bank of Baltimore.*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.*
10.8	Lease dated August 11, 1994 by and between KIMCO and Carrollton Bank.**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.**
10.10	Employment agreement with Robert A. Altieri***
10.11	Employment agreement with Gary M. Jewell***
10.12	Lease dated January 15, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 114, 115, 116)
10.13	Lease dated June 17, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 211)
10.14	Lease dated February 15, 2005 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suites 213,214,215,216)
10.15	Lease dated February 18, 2005 by and between Broadway 205 Associates, LLP and Carrollton Mortgage Services, Inc.
10.16	Lease dated October 26, 2005 by and between Arthur Lea Stabler and Helen H. Stabler and Carrollton Bank
10.17	Lease dated June 11, 2004 by and between Mario J. Orlando and Matthew J. Salafia and Carrollton Mortgage Services, Inc.
10.18	Lease dated November 4, 2003 by and between Hickory Crossing, LLC and Carrollton Bank
10.19	Lease dated October 31, 1997 between The Avenue at White Marsh, LLC and Carrollton Bank
10.20	Lease dated January 13, 2006 by and between Scotts Corner LLLP and Carrollton Bank
10.21	Lease dated April 27, 2006 by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by the Principal Financial Officer

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

CARROLLTON BANCORP

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP
(Registrant)

March 1, 2007	By:	/s/ Robert A. Altieri
Robert A. Altieri
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 1, 2007	By:	/s/ Robert A. Altieri
Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

March 1, 2007	By:	/s/ James M. Uveges
James M. Uveges
(Principal financial and accounting officer)
Senior Vice President and Chief Financial Officer
Board of Directors
March 1, 2007	By:	/s/ Robert J. Aumiller
Robert J. Aumiller
Director
March 1, 2007	By:	/s/ Steven K. Breeden
Steven K. Breeden
Director
March 1, 2007	By:	/s/ Albert R. Counselman
Albert R. Counselman
Chairman of the Board
March 1, 2007	By:	/s/ Harold I. Hackerman
Harold I. Hackerman
Director
March 1, 2007	By:	/s/ William L. Hermann
William L. Hermann
Director

2006 ANNUAL REPORT

March 1, 2007	By:	/s/ David P. Hessler
David P. Hessler
Director
March 1, 2007	By:	/s/ Howard S. Klein
Howard S. Klein
Director
March 1, 2007	By:	/s/ Ben F. Mason
Ben F. Mason
Director
March 1, 2007	By:	/s/ Charles E. Moore, Jr.
Charles E. Moore, Jr.
Director
March 1, 2007	By:	/s/ John Paul Rogers
John Paul Rogers
Director
March 1, 2007	By:	/s/ William C. Rogers, Jr.
William C. Rogers, Jr.
Director
March 1, 2007	By:	/s/ Francis X. Ryan
Francis X. Ryan
Director

CARROLLTON BANCORP

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
3(i)	Articles of Incorporation of Carrollton Bancorp	*
3(ii)	By-Laws of Carrollton Bancorp	*
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	*
10.4	Lease dated August 3, 1976 between Amcap, Inc. and The Carrollton Bank of Baltimore.	*
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.	*
10.8	Lease dated August 11, 1994 by and between KIMCO and Carrollton Bank.	**
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.	**
10.10	Employment agreement with Robert A. Altieri	***
10.11	Employment agreement with Gary M. Jewell	***
10.12	Lease dated January 15, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 114, 115, 116)
10.13	Lease dated June 17, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 211)
10.14	Lease dated February 15, 2005 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suites 213,214,215,216)
10.15	Lease dated February 18, 2005 by and between Broadway 205 Associates, LLP and Carrollton Mortgage Services, Inc.
10.16	Lease dated October 26, 2005 by and between Arthur Lea Stabler and Helen H. Stabler and Carrollton Bank
10.17	Lease dated June 11, 2004 by and between Mario J. Orlando and Matthew J. Salafia and Carrollton Mortgage Services, Inc.
10.18	Lease dated November 4, 2003 by and between Hickory Crossing, LLC and Carrollton Bank
10.19	Lease dated October 31, 1997 between The Avenue at White Marsh, LLC and Carrollton Bank
10.20	Lease dated January 13, 2006 by and between Scotts Corner LLLP and Carrollton Bank
10.21	Lease dated April 27, 2006 by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm required by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(a)
31.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by Principal Financial Officer

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