Form 10-Q
period 2007-03-31
CARROLLTON BANCORP
filed 2007-05-11
CIK 859222

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                -----------------

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer.
                                 Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|


State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,832,035 common shares outstanding at May 2, 2007


================================================================================

PART I

ITEM 1.  FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,          December 31,
                                                                                       2007                2006
                                                                                ------------------- -------------------
                                                                                    (unaudited)
ASSETS
Cash and due from banks                                                         $        9,020,102  $        9,632,763
Federal funds sold and Federal Home Loan Bank deposit                                    1,168,459           3,990,003
Federal Home Loan Bank stock, at cost                                                    1,597,600           1,704,500
Investment securities
     Available for sale                                                                 35,004,436          35,934,647
     Held to maturity                                                                   18,800,194          19,129,973
Loans held for sale                                                                      9,637,330           7,489,290
Loans, less allowance for loan losses of $3,091,709 in 2007 and $3,131,021
 in 2006                                                                               258,211,315         256,870,293
Premises and equipment                                                                   6,095,589           5,599,988
Accrued interest receivable                                                              1,755,681           1,713,653
Bank owned life insurance                                                                4,317,958           4,279,830
Other real estate owned                                                                         --           1,383,163
Other assets                                                                             1,986,993           2,096,649
                                                                                ------------------- -------------------

                                                                                $      347,595,657  $      349,824,752
                                                                                =================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                          $       49,636,748  $       50,069,560
   Interest-bearing                                                                    228,362,439         227,834,241
                                                                                ------------------- -------------------
     Total deposits                                                                    277,999,187         277,903,801
Federal funds purchased and securities sold under agreement to repurchase               12,083,771          13,405,463
Advances from the Federal Home Loan Bank                                                20,500,000          22,000,000
Accrued interest payable                                                                   245,903             214,565
Other liabilities                                                                        1,455,328           1,589,545
                                                                                ------------------- -------------------
                                                                                       312,284,189         315,113,374
                                                                                ------------------- -------------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued
 and outstanding 2,821,195 in 2007 and 2,806,705 in 2006                                 2,821,195           2,806,705
Additional paid-in capital                                                              18,582,992          18,372,351
Retained earnings                                                                       13,149,025          12,886,247
Accumulated other comprehensive income                                                     758,256             646,075
                                                                                ------------------- -------------------
                                                                                        35,311,468          34,711,378
                                                                                ------------------- -------------------

                                                                                $      347,595,657   $     349,824,752
                                                                                =================== ===================

          See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Three Months Ended March 31,
                                                                                --------------------------------------
                                                                                      2007                2006
                                                                                ------------------  ------------------
                                                                                   (unaudited)         (unaudited)
Interest income:
   Interest and fees on loans                                                   $       5,103,574   $       4,772,390
   Interest and dividends on securities:
     Taxable                                                                              580,933             485,224
     Nontaxable                                                                            96,389              82,754
     Dividends                                                                             36,081              45,411
   Federal funds sold and interest-bearing deposits with other banks                       20,321             180,927
                                                                                ------------------  ------------------

     Total interest income                                                              5,837,298           5,566,706
                                                                                ------------------  ------------------

Interest expense:
   Deposits                                                                             2,006,956           1,370,334
   Borrowings                                                                             401,627             712,651
                                                                                ------------------  ------------------

     Total interest expense                                                             2,408,583           2,082,985
                                                                                ------------------  ------------------

     Net interest income                                                                3,428,715           3,483,721

Provision for loan losses                                                                  66,000                  --
                                                                                ------------------  ------------------

     Net interest income after provision for loan losses                                3,362,715           3,483,721
                                                                                ------------------  ------------------

Noninterest income:
   Service charges on deposit accounts                                                    357,702             342,418
   Brokerage commissions                                                                  169,578             148,793
   Electronic Banking fees                                                                417,063             580,183
   Mortgage banking fees and gains                                                        538,826             598,860
   Other fees and commissions                                                             115,401             112,821
   Security gains, net                                                                         --            2,157,176
                                                                                ------------------  ------------------

     Total noninterest income                                                           1,598,570           3,940,251
                                                                                ------------------  ------------------

Noninterest expenses:
   Salaries                                                                             1,824,819           1,856,820
   Employee benefits                                                                      359,528             438,620
   Occupancy                                                                              477,428             440,110
   Furniture and equipment                                                                149,855             160,147
   Prepayment penalty                                                                          --           2,251,800
   Other noninterest expenses                                                           1,277,795             941,471
                                                                                ------------------  ------------------
     Total noninterest expenses                                                         4,089,425           6,088,968
                                                                                ------------------  ------------------

     Income before income taxes                                                           871,860           1,335,004
Income tax provision                                                                      270,968             467,146
                                                                                ------------------  ------------------

     Net income                                                                 $         600,892   $         867,858
                                                                                ==================  ==================

Net income per share - basic                                                    $            0.21   $            0.31
                                                                                ==================  ==================

Net income per share - diluted                                                  $            0.21   $            0.31
                                                                                ==================  ==================

          See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Three Months Ended March 31, 2007 and 2006 (unaudited)

                                                                                                      Accumulated
                                                                     Additional                          Other
                                                    Common            Paid-on         Retained       Comprehensive    Comprehensive
                                                     Stock            Capital         Earnings          Income            Income
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Balance December 31, 2005                        $    2,809,698   $   18,425,528   $   11,567,531   $    1,837,408
Net income                                                   --               --          867,858               --   $      867,858
Net unrealized gains (losses) on
 available for sale securities, net
 of tax                                                      --               --               --       (1,504,173)      (1,504,173)
                                                                                                                     ---------------

Comprehensive income                                                                                                 $     (636,315)
                                                                                                                     ===============

Stock options exercised including
 tax benefit of $5,210                                    3,570           36,480               --               --
 Stock based compensation                                    --            1,293               --               --
Cash dividends, $0.11 per share                              --               --         (309,412)              --
                                                 ---------------  ---------------  ---------------  ---------------
Balance March 31, 2006                           $    2,813,268   $   18,463,301   $   12,125,977   $      333,235
                                                 ===============  ===============  ===============  ===============


Balance December 31, 2006                        $    2,806,705   $   18,372,351   $   12,886,247   $      646,075
Net income                                                   --               --          600,892               --   $      600,892
Net unrealized gains (losses) on
 available for sale securities, net
 of tax                                                      --               --               --          112,181          112,181
                                                                                                                     ---------------

Comprehensive income                                                                                                 $      713,073
                                                                                                                     ===============

Stock options exercised including
 tax benefit of $15,994                                  14,490          206,181               --               --
Stock-based compensation                                     --            4,460               --               --
Cash dividends, $0.12 per share                              --               --         (338,114)              --
                                                 ---------------  ---------------  ---------------  ---------------
Balance March 31, 2007                           $    2,821,195   $   18,582,992   $   13,149,025   $      758,256
                                                 ===============  ===============  ===============  ===============

          See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2007 and 2006

                                                                                    Three Months Ended March 31,
                                                                                --------------------------------------
                                                                                      2007                2006
                                                                                ------------------  ------------------
                                                                                   (unaudited)         (unaudited)
Cash flows from operating activities:
   Net income                                                                   $         600,892   $         867,858
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Provision for loan losses                                                             66,000                  --
     Depreciation and amortization                                                        209,619             215,170
     Deferred income taxes                                                                  9,359             (36,722)
     Amortization of premiums and discounts                                               (16,284)             16,028
     Gains on disposal of securities                                                           --          (2,157,176)
     Recovery of ATM network                                                                   --            (106,221)
     Loans held for sale made, net of principal sold                                   (2,148,040)          3,627,222
     Write down of foreclosed real estate                                                 127,906                  --
     Stock based compensation expense                                                       4,460               1,293
     (Increase) decrease in:
       Accrued interest receivable                                                        (42,028)           (141,389)
       Prepaid income taxes                                                                    --             256,482
       Cash surrender value of bank owned life insurance                                  (38,128)            (40,280)
       Other assets                                                                       (14,601)            275,327
     Increase (decrease) in:
       Accrued interest payable                                                            31,348            (267,467)
       Deferred loan origination fees                                                     (63,301)            (50,721)
       Other liabilities                                                                 (134,226)           (735,872)
                                                                                ------------------  ------------------
         Net cash provided by (used in) operating activities                           (1,407,024)          1,723,532
                                                                                ------------------  ------------------

Cash flows from investing activities:
       Proceeds from sales of securities available for sale                                    --           2,766,852
       Proceeds from maturities of securities available for sale                        1,120,958           3,383,183
       Proceeds from maturities of securities held to maturity                            328,719             337,585
       Redemption of Federal Home Loan Bank stock, net                                    106,900             142,100
       Purchase of securities available for sale                                               --          (4,794,970)
       Purchase of securities held to maturity                                                 --          (3,426,286)
       Loans made, net of principal collected                                             (88,464)          3,005,678
       Purchase of premises and equipment                                                (651,545)            (94,993)
                                                                                ------------------  ------------------
         Net cash provided by  investing activities                                       816,568           1,319,149
                                                                                ------------------  ------------------

Cash flows from financing activities:
       Net increase (decrease)  in time deposits                                       (1,688,150)          1,166,742
       Net increase (decrease) in other deposits                                        1,783,536          (2,035,562)
       Payment of Federal Home Loan Bank advances                                      (1,500,000)         (5,000,000)
       Net decrease in other borrowed funds                                            (1,321,692)         (3,001,972)
       Stock options exercised                                                            204,677              34,840
       Income tax benefit from exercise of stock options                                   15,994               5,210
       Dividends paid                                                                    (338,114)           (309,412)
                                                                                ------------------  ------------------
         Net cash (used in) financing activities                                       (2,843,749)         (9,140,155)
                                                                                ------------------  ------------------
Net (decrease) in cash and cash equivalents                                            (3,434,205)         (6,097,474)
Cash and cash equivalents at beginning of period                                       13,622,766          39,090,565
                                                                                ------------------  ------------------
Cash and cash equivalents at end of period                                      $      10,188,561   $      32,993,091
                                                                                ==================  ==================

Supplemental information:
   Interest paid on deposits and borrowings                                     $       2,377,235   $       2,350,452
                                                                                ==================  ==================
   Income taxes paid                                                             $        472,612   $         323,453
                                                                                ==================  ==================
   Loan made to facilitate sale of other real estate owned                       $      1,327,175   $              --
                                                                                ==================  ==================

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information as of and for the three months ended March 31, 2007 and 2006 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements prepared for Carrollton Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2006 Annual Report on Form 10-K Filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company's subsidiary, Carrollton Bank, Carrollton Bank's wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. ("CMSI"), Carrollton Financial Services, Inc. ("CFS"), Mulberry Street LLC ("MSLLC") and Carrollton Bank's 96.4% owned subsidiary, Carrollton Community Development Corporation ("CCDC") (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that will be achieved for the entire year.

     Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.

NOTE 2 - STOCK-BASED COMPENSATION

     As of March 31, 2007, the Company has the 1998 Long Term Incentive Plan. As disclosed in the proxy statement for the Company's annual shareholders meeting on May 15, 2007, if the 2007 Equity Plan is approved, then no new grants will be made under the 1998 Long Term Incentive Plan..

     Stock-based compensation expense recognized was $4,460 during the first quarter of 2007 compared to $1,293 during the first quarter of 2006. As of March 31, 2007, there was $23,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years). Nonqualified stock options were granted to a new director under the 1998 Long Term Incentive Plan. The options granted were 630 for the three months ended March 31, 2007. The fair value of these options was determined assuming a weighed average dividend yield of 2.8%, a weighted average expected volatility of 25.2%, a weighted average risk-free interest rate of 4.9 percent, and a weighted average expected life of 10 years. There were no options granted in the first three months of 2006.

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company enters into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

     Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of March 31, 2007, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

     Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:
                                          March 31,         March 31,
                                            2007              2006
                                       ---------------   ---------------
     Loan commitments                  $   39,525,734    $   26,393,000
     Unused lines of credit                95,962,198        92,746,000
     Letters of credit                      1,935,963         2,447,000

NOTE 4 - RETIREMENT PLANS

     Effective December 31, 2004, the Company froze the defined benefit pension plan covering substantially all of its employees. Participants' benefits stopped accruing as of the date of the freeze. Benefits are based on years of service and the employee's highest average rate of earnings for the three consecutive years during the last five full years before retirement. Average annual earnings are frozen at the amount calculated at December 31, 2004. The Company's funding policy is to contribute annually the amount recommended by the Plan's independent actuarial consultants. Assets of the plan are held in a trust fund managed by an insurance company.

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

     The Company has a contributory thrift plan qualifying under Section 401(K) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company then contributes 3% of the employee's salary bi-weekly to the Plan for the employee's benefit. The Company also matches 50% of the employee 401(K) contribution up to 6% of employee compensation.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

     On February 15, 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SAFS 159"). This Statement permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income. The decision about whether to elect the fair value option (1) is applied instrument by instrument, with certain exceptions; (2) is irrevocable; (3) is applied to an entire instrument and not only to specified risks, specific cash flows, or portions of that instrument. That Statement also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. At the effective date, the fair value option may be elected for eligible items that exist at that date and the effect of the first measurement to fair value for those items should be reported as a cumulative effect adjustment to the opening balance of retained earnings. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

     On July 13, 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that is more likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. We adopted FIN 48 on January 1, 2007, which did not have a material impact on our consolidated financial statements.

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

BUSINESS AND OVERVIEW

     The Company is a bank holding company headquartered in Baltimore, Maryland with one wholly-owned subsidiary, Carrollton Bank. The Bank has four subsidiaries, CMSI, CFS, MSLLC, which are wholly owned, and CCDC, which is 96.4% owned.

     The Bank is engaged in general commercial and retail banking business with ten branch locations. The Company expects to open a new full service branch in Cockeysville at the intersection of Scott Adam and York Road in May 2007. CMSI is in the business of originating residential mortgage loans and has four branch locations. CFS provides brokerage services to customers, MSLLC is used to dispose of other real estate owned and CCDC promotes, develops and improves the housing and economic conditions of people in Maryland.

     Net income decreased 31% for the three months ended March 31, 2007 compared to the same period in 2006. The Company's earning performance in the first quarter was impacted by compression of the net interest margin to 4.34% for the quarter ended March 31, 2007 from 4.41% in the comparable quarter in 2006, decreases in electronic banking revenue, decreases in fees and commissions in the mortgage banking subsidiary related to the slow down in the housing market, and increases in non interest expenses related primarily to the write down of Other Real Estate Owned and attorney and collection fees related to the delinquency of a significant commercial loan to a single borrower. The earnings for the first quarter of 2006 includes a charge of approximately $2.3 million, representing a prepayment penalty for restructuring a $35 million Federal Home Loan Bank of Atlanta (FHLB) advance at a fixed rate of 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities.

     Based upon current earnings, the Company paid dividends of $0.12 per share to shareholders during the first quarter of 2007.

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

FINANCIAL CONDITION

Summary

     Total assets decreased $2.2 million to $347.6 million at March 31, 2007 compared to $349.8 million at the end of 2006. The decrease was due to the pay off of $1.5 million FHLB advance and pay down of other borrowings. Loans increased by $1.3 million or 0.5% to $258.2 million during the period. Total average interest-earning assets increased $2.4 million during the period to $322.2 million and were 93.6% of total average assets at March 31, 2007. Total deposits were approximately the same at $278.0 million.

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

     Investment securities decreased $1.3 million to $53.8 million at March 31, 2007 from $55.1 million at December 31, 2006. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

     Loans held for sale increased to $9.6 million at March 31, 2007 from $7.5 million at December 31, 2006 due to a slight increase in origination activity during the first three months of 2007 compared to the same period in 2006. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

     Loans increased $1.3 million or .05% to $258.2 million at March 31, 2007 from $256.9 million at December 31, 2006. The slight increase was due to originations exceeding payoffs and the loan made to facilitate the sale of the other real estate owned property.

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

     The following table provides information concerning non-performing assets and past due loans:

                                                      March 31,       December 31,      March 31,
                                                        2007              2006            2006
                                                   ---------------  ---------------  ---------------

Nonaccrual loans                                   $    3,985,030   $    3,699,397   $    1,600,000
Restructured loans                                        179,986          180,686               --
Foreclosed real estate                                         --        1,383,163               --
                                                   ---------------  ---------------  ---------------

  Total nonperforming assets                       $    4,165,016   $    5,263,246   $    1,600,000
                                                   ===============  ===============  ===============


Accruing loans past-due 90 days or more            $       87,077   $      436,599   $           --
                                                   ===============  ===============  ===============

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

     During the quarter ended March 31, 2007 and the year ended December 31, 2006, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

     The allowance for loan losses was $3.1 million at March 31, 2007, which was 1.18% of loans compared to $3.1 million at December 31, 2006, which was 1.20% of loans. During the first three months of 2007, the Company experienced net charge offs of $105,000. The ratio of net loan losses to average loans outstanding decreased to 0.04% for the three months ended March 31, 2007 from 0.08% for the year ended December 31, 2006. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate decreased to 1.63% as of March 31, 2007 compared to 2.19% at December 31, 2006 due to the disposal of other real estate owned property.

     The following table summarizes the activity in the allowance for loan losses:

                                                                                               Year ended
                                                            Three months Ended March 31,        December
                                                           --------------------------------  ---------------
                                                                2007             2006             2006
                                                           ---------------  ---------------  ---------------

Allowance for loan losses - beginning of period            $    3,131,021   $    3,337,163   $    3,337,163

Provision for loan losses                                          66,000               --               --
Charge-offs                                                      (116,854)         (14,300)        (255,834)
Recoveries                                                         11,542           23,094           49,692
                                                           ---------------  ---------------  ---------------

Allowance for loan losses - end of period                  $    3,091,709   $    3,345,957   $    3,131,021
                                                           ===============  ===============  ===============


Funding Sources

Deposits

     Total deposits were approximately the same at $278.0 million as of March 31, 2007 and December 31, 2006. Interest-bearing accounts increased $528,000 and noninterest-bearing accounts decreased $433,000.

     The Company began offering CDARS deposits to its customers during 2004. This program allows for customers that wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is a nationwide one that allows participating banks to "swap" customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank. As of March 31, 2007, the Bank had approximately $10.7 million in CDARS deposits.

Borrowings

     Advances from the Federal Home Loan Bank (FHLB) decreased $1.5 million to $20.5 million at March 31, 2007. Total borrowings decreased $2.8 million to $32.6 million at March 31, 2007 compared to $35.4 million at the end of 2006.

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

     The following table summarizes the Company's capital ratios:

                                                                      Minimum
                                   March 31,       December 31,      Regulatory          To Be
                                     2007             2006          Requirements    Well Capitalized
                                ---------------  ---------------  ---------------  -------------------

Risk-based capital ratios:
   Tier 1 capital                        12.15%           11.92%            4.00%                  6%
   Total capital                         13.44            13.20             8.00                  10%

Tier 1 leverage ratio                     9.92             9.74             4.00                   5%

     Total shareholders' equity increased 1.7% to $35.3 million at March 31, 2007. Earnings of the Company of $601,000 plus capital received from the exercise of stock options of $205,000 for the three months ended March 31, 2007 were offset by dividends of $338,000 and an increase in comprehensive income of $112,000.

RESULTS OF OPERATIONS

Summary

     Carrollton Bancorp reported net income for the first three months of 2007 of $601,000, or $0.21 per diluted share. For the same period of 2006, net income amounted to $868,000, or $0.31 per diluted share.

     The Company's earning performance in the first quarter was impacted by compression of the net interest margin to 4.34% for the quarter ended March 31, 2007 from 4.41% in the comparable quarter in 2006, decreases in electronic banking revenue, decreases in fees and commissions in the mortgage banking subsidiary related to the slow down in the housing market, and increases in non interest expenses related primarily to the write down of Other Real Estate Owned and attorney and collection fees related to the delinquency of a significant commercial loan to a single borrower.

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the three months ended March 31, 2007 was 0.70%, compared to 0.98% for the corresponding period in 2006. Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income. Return on average equity for the three months ended March 31, 2007 was 6.87%, compared to 10.00% for the corresponding period in 2006.

     Interest and fee income on loans increased 6.9% as a result of loan growth, with total interest income increasing 4.9%. Net interest income decreased 1.6% due to the compression of the Company's net interest margin to 4.34% for the quarter ended March 31, 2007 from 4.41% in the comparable quarter in 2006. Noninterest income decreased 59.4% or $2.3 million to $1.6 million in the first quarter of 2007 compared to the first quarter of 2006. This decrease was due primarily to the $2.2 million gain on the sale of securities in 2006 and a 10.0% or $60,000 decrease in the fees and commissions earned by CMSI and a 28.1% or $163,000 decrease in Point of Sale revenue and ATM fees. The Company did see slight increases in service charge income ($15,000) and brokerage commissions ($21,000), which partially offset the decreases discussed above. Service charge income will be adversely affected for the remainder of the year as a result of actions taken by the Company in September 2006 to exit the money services business (MSB).

     Noninterest expenses were $4.1 million in the first quarter of 2007 compared to $6.1 million in 2006, a decrease of $2.0 million or 32.8%. The decrease was due primarily to the $2.3 million prepayment penalty in 2006 for the restructuring of a $35 million FHLB of Atlanta advance at 6.84%, maturing February 2, 2010. Salaries and employee benefits decreased $111,000 due to lower incentives paid due to the slowdown in the housing market and lower administrative expenses related to the pension plan, which is frozen. These decreases were offset by the 35.7% or $336,000 increase in other operating expenses. This increase was due to the loss of $147,000 on the disposal of an Other Real Estate Owned property, $119,000 increase in legal and collection fees due to the delinquency of a significant commercial loan to a single borrower and increases in software maintenance related to new products or processes being implemented and increases in various other operating expenses.

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

     Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) was approximately the same at $3.5 million for the first three months of 2006 and 2007. Average interest earning assets increase $766,000 while the net interest margin on average earning assets decreased from 4.41% for the first three months of 2006 to 4.34% for the first three months of 2007.

     Interest income on loans on a tax equivalent basis (a non-GAAP measure) increased 6.9% during the first three months of 2007 due to the growth in the loan portfolio. The yield on loans increased to 7.68% during the first three months of 2007 from 7.44% during the first three months of 2006. The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

     Interest income from investment securities and overnight investments on a tax equivalent basis was $799,000 for the first three months of 2007, compared to $850,000 for the first three months of 2006, representing a 6.0% decrease. This decease was due to the average balance of Federal Funds sold and FHLB deposits decreasing $14.9 million. These monies were invested in loans and investment securities. The investment portfolio on average increased 15.6% and the overall yield on investments increased from 5.52% for the first three months of 2006 to 5.67% for the first three months of 2007. The yield on Federal Funds Sold and the FHLB deposit increased to 5.70% for the first three months of 2007 compared to 4.43% for the same period in 2006. The increase in yield was primarily due to the Federal Open Market Committee (FOMC) raising the rate through mid 2006.

     Interest expense increased $326,000 to $2.4 million for the first three months of 2007 from $2.1 million for the first three months of 2006. The increase in interest expense was due primarily to the cost of interest-bearing liabilities increasing to 3.74% for the first three months of 2007 compared to 3.27% for the first three months of 2006. The increase was due to the competition for core deposits in the Baltimore metropolitan area.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                                            Three Months Ended March 31, 2007
                                                                   -------------------------------------------------
                                                                       Average
                                                                       balance          Interest          Yield
                                                                   ---------------  ---------------  ---------------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit           $    1,425,172   $       20,321             5.70%
   Federal Home Loan Bank stock                                         1,581,961           23,014             5.82
   Investment securities held to maturity and investment
    securities available for sale (a)                                  53,340,822          755,773             5.67
   Loans, net of unearned income: (a)
     Demand and time                                                   71,160,948        1,443,422             8.11
     Residential mortgage (b)                                          72,831,294        1,363,851             7.49
     Commercial mortgage and construction                             119,831,305        2,266,944             7.57
     Installment                                                        1,127,827           16,821             5.97
     Lease financing                                                      856,651           12,816             5.98
                                                                   ---------------  ---------------
       Total loans                                                    265,808,025        5,103,854             7.68
                                                                   ---------------  ---------------
     Total interest-earning assets                                    322,155,980        5,902,962             7.33
                                                                                    ---------------
Noninterest-earning assets:
   Cash and due from banks                                              8,716,748
   Premises and equipment                                               5,791,455
   Other assets                                                         9,585,442
   Allowance for loan losses                                           (3,160,300)
   Unrealized gains on available for sale securities                    1,086,330
                                                                   ---------------
       Total assets                                                $  344,175,655
                                                                   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                                 $   57,543,322           33,604             0.23%
   Money market                                                        52,934,577          560,710             4.24
   Certificates of deposit                                            115,900,310        1,406,976             4.86
                                                                   ---------------  ---------------
                                                                      226,378,209        2,001,290             3.54
   Borrowed funds                                                      30,873,741          407,293             5.28
                                                                   ---------------  ---------------
       Total interest-bearing liabilities                             257,251,950        2,408,583             3.74
                                                                                    ---------------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                        50,466,224
   Other liabilities                                                    1,479,584
Shareholders' equity                                                   34,977,897
                                                                   ---------------
       Total liabilities and shareholders' equity                  $  344,175,655
                                                                   ===============


Net interest margin (c)                                            $  322,155,980   $    3,494,379             4.34%
                                                                   ===============  ===============  ===============

---------------------
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP measure).
(b) Includes loans held for sale
(c) Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest earning assets.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                                            Three Months Ended March 31, 2006
                                                                   -------------------------------------------------
                                                                       Average
                                                                       balance          Interest          Yield
                                                                   ---------------  ---------------  ---------------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit           $   16,350,060   $      180,927             4.43%
   Federal Home Loan Bank stock                                         2,469,419           32,877             5.33
   Investment securities available for sale (a)                        46,147,699          636,491             5.52
   Loans, net of unearned income: (a)
     Demand and time                                                   81,504,583        1,529,044             7.50
     Residential mortgage (b)                                          74,421,729        1,308,948             7.04
     Commercial mortgage and construction                              97,030,636        1,875,247             7.73
     Installment                                                        1,590,588           29,655             7.46
     Lease financing                                                    1,875,541           29,495             6.29
                                                                   ---------------  ---------------
       Total loans                                                    256,423,077        4,772,389             7.44
                                                                   ---------------  ---------------
     Total interest-earning assets                                    321,390,255        5,622,684             7.00
                                                                                    ---------------
Noninterest-earning assets:
   Cash and due from banks                                             20,304,854
   Premises and equipment                                               5,405,562
   Other assets                                                         7,800,512
   Allowance for loan losses                                           (3,342,147)
   Unrealized gains on available for sale securities                    2,485,320
                                                                   ---------------
       Total assets                                                $  354,044,356
                                                                   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                                 $   63,414,662           36,919             0.23%
   Money market                                                        50,236,265          412,543             3.28
   Certificate of Deposit                                              91,097,513          916,881             4.03
                                                                   ---------------  ---------------
                                                                      204,748,440        1,366,343             2.67
   Borrowed funds                                                      50,358,585          716,641             5.69
                                                                   ---------------  ---------------
       Total interest-bearing liabilities                             255,107,025        2,082,984             3.27
                                                                                    ---------------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                        63,525,521
   Other liabilities                                                      701,639
Shareholders' equity                                                   34,710,171
                                                                   ---------------
       Total liabilities and shareholders' equity                  $  354,044,356
                                                                   ===============


Net interest margin (c)                                            $  321,390,255   $    3,539,700             4.41%
                                                                   ===============  ===============  ===============

---------------------
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP measure).
(b) Includes loans held for sale
(c) Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest earning assets.

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

     The Company recorded a provision for loan losses of $66,000 in the first quarter of 2007 and none in the first quarter of 2006. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 1.63% at March 31, 2007 compared to 0.65% March 31, 2006 and decreased from 2.19% at December 31, 2006.

Noninterest Income

     Noninterest income was $1.6 million for the three months ended March 31, 2007, a decrease of $2.3 million or 59.4%, compared to the corresponding period in 2006. This decrease was due primarily to the $2.2 million gain on the sale of equity securities in 2006 and a 10.0% or $60,000 decrease in the fees and commissions earned by CMSI and a 28.1% or $163,000 decrease in Point of Sale revenue and ATM fees.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission increased $15,000, or 14.0%, during the three months ended March 31, 2007, compared to the same period in 2006.
     Electronic banking fee income decreased by $163,000 for the first three months ended March 31, 2007 compared to the corresponding period in 2006. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 59% of total electronic banking revenue. Fees from ATMs represent approximately 6% of total electronic banking revenue. Fees from check cards represent approximately 12% of electronic banking revenue. Service charge fees for one customer comprise the remaining 23% of electronic banking fees. The majority of these fees were one time fees.

     Mortgage-banking revenue decreased by $60,000 to $539,000 in 2007 from $599,000 in 2006. During 2004, the Company opened a mortgage subsidiary, CMSI. Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.

     The Company realized gains on the sales of equity securities of $2.2 million for the three months ended March 31, 2006, compared to none for the same period in 2007. These security gains were taken in 2006 to substantially offset the $2.3 million prepayment penalty for restructuring a $35 FHLB advance at 6.84% maturing February 2, 2010.

Noninterest Expense

     Noninterest expense decreased $2.0 million or 32.8% for the three months ended March 31, 2007, compared to the same period in 2006. The decrease was due primarily to the $2.3 million prepayment penalty for the of a $35 million FHLB of Atlanta advance at 6.84%, maturing February 2, 2010. Salaries and employee benefits decreased $111,000 due to lower incentives paid due to the slowdown in the housing market and lower administrative expenses related to the pension plan, which is frozen. These decreases were offset by the 35.7% or $336,000 increase in other operating expenses. This increase was due to the loss of $147,000 on the disposal of an Other Real Estate Owned property, $119,000 increase in legal and collection fees due to the delinquency of a significant commercial loan to a single borrower and increases in software maintenance related to new products or processes being implemented and increases in various other operating expenses.

     Salaries, the largest component of noninterest expense, decreased by $32,000, or 1.7%. Three electronic banking staff positions were eliminated due to the termination of the Wal-Mart agreement effective January 22, 2006.

     Employee benefits decreased by $89,000 due primarily to decreases in administrative and actuarial expenses related to the defined benefit pension plan, which is frozen.

     Occupancy expenses were $477,000 for the three months ended March 31, 2007, compared to $440,000 for the same period in 2006, which represented an increase of $37,000 or 8.5%. This increase was primarily due to a significant increase in one branch lease whose original term of 30 years expired plus normal annual lease increases and construction period lease payments for the new Cockeysville branch to open in May 2007.

     Furniture and equipment expenses decreased by $10,000 or 6.4% for the three months ended March 31, 2007 compared to the same period in 2006. This decrease was due primarily to a decrease in depreciation for fully depreciated furniture and equipment.

     Other operating expenses increased $336,000 or 35.7% for the three months ended March 31, 2007. This increase was due to the loss of $147,000 on the disposal of an Other Real Estate Owned property, $119,000 increase in legal and collection fees due to the delinquency of a significant commercial loan to a single borrower and increases in software maintenance related to new products or processes being implemented and increases in various other operating expenses.

Income Taxes

For the three month period ended March 31, 2007, the Company's effective tax rate was 31.1%, compared to 34.99% for the same period in 2006. Nontaxable interest income increased $14,000 and represents a higher percentage of income before income taxes for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

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

     The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and unpledged securities available for sale. Such assets totaled $41.6 million or 11.96% of total assets at March 31, 2007.

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $135.5 million at March 31, 2007. Of this total, management places a high probability of required funding within one year on approximately $70.5 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has established lines of credit totaling $84 million with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At March 31, 2007, the Company had $20.5 million outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit. Additionally, the Company has available $5 million and secured federal funds lines of credit of $10 million with other institutions. There was no balance outstanding under these lines at March 31, 2007. The lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2007, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first three months of 2007 or 2006.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On April 26, 2007, the Board of Directors of the Company declared a $0.12 per share cash dividend to common shareholders of record on May 14, 2007, payable June 1, 2007.

ITEM 6.  EXHIBITS

   (a) Exhibits

       (31.1)  Rule 13a-14(a) Certification by the Principal Executive Officer

       (31.2)  Rule 13a-14(a) Certification by the Principal Financial Officer

       (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

       (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K

       On April 30, 2007, the Company announced a 31% decrease in first quarter net income and a $0.12 quarterly cash dividend

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CARROLLTON BANCORP

                                           PRINCIPAL EXECUTIVE OFFICER:

Date  May 11, 2007                         /s/ Robert A. Altieri
      ---------------------                -------------------------------------

                                           Robert A. Altieri
                                           President and Chief Executive Officer


                                           PRINCIPAL FINANCIAL OFFICER:

Date  May 11, 2007                         /s/ James M. Uveges
      ---------------------                -------------------------------------

                                           James M. Uveges
                                           Senior Vice President and Chief
                                           Financial Officer