Form 10-Q
period 2007-06-30
CARROLLTON BANCORP
filed 2007-08-14
CIK 859222

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                -----------------

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
                                days. Yes |_| No [X]

     Indicate by check mark whether the registrant is an accelerated filer.
                                 Yes |_| No [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|

  State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
              2,834,975 common shares outstanding at August 8, 2007

================================================================================

                               CARROLLTON BANCORP

                                    CONTENTS


PART I -- FINANCIAL INFORMATION
-------------------------------

   Item 1. Financial Statements:
     Consolidated Balance Sheets as of June 30, 2007 (unaudited) and
      December 31, 2006
     Consolidated Statements of Income for the Three and Six Months Ended
      June 30, 2007 and 2006 (unaudited)
     Consolidated Statements of Shareholders' Equity for the Six Months
      Ended June 30, 2007 and 2006 (unaudited)
     Consolidated Statements of Cash Flows for the Six Months Ended
      June 30, 2007 and 2006 (unaudited)
     Notes to Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
   Item 3. Quantitative and Qualitative Disclosures about Market Risk
   Item 4. Controls and Procedures

PART II -- OTHER INFORMATION
----------------------------

   Item 1. Legal Proceedings
   Item 2. Changes in Securities and Use of Proceeds
   Item 3. Defaults Upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

PART I
ITEM 1.  FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30,       December 31,
                                                                             2007             2006
                                                                       ---------------  ---------------
                                                                          (unaudited)
ASSETS
Cash and due from banks                                                $    8,718,691   $    9,632,763
Federal funds sold and Federal Home Loan Bank deposit                       2,370,366        3,990,003
                                                                       ---------------  ---------------
Cash and cash equivalents                                                  11,089,057       13,622,766
Federal Home Loan Bank stock, at cost                                       1,507,600        1,704,500
Investment securities
   Available for sale                                                      33,110,798       35,934,647
   Held to maturity                                                        18,486,716       19,129,973
Loans held for sale                                                         9,751,234        7,489,290
Loans, less allowance for loan losses of $3,153,076 in 2007
 and $3,254,404 in 2006                                                   262,836,824      256,870,293
Premises and equipment                                                      6,643,115        5,599,988
Accrued interest receivable                                                 1,734,587        1,713,653
Prepaid income taxes                                                          249,874               --
Bank owned life insurance                                                   4,356,347        4,279,830
Deferred income taxes                                                         613,982          757,078
Other real estate owned                                                            --        1,383,163
Other assets                                                                1,358,335        1,339,571
                                                                       ---------------  ---------------

                                                                       $  351,738,469   $  349,824,752
                                                                       ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                 $   47,741,098   $   50,069,560
   Interest-bearing                                                       234,181,295      227,834,241
                                                                       ---------------  ---------------
     Total deposits                                                       281,922,393      277,903,801
Federal funds purchased and securities sold under agreement
 to repurchase                                                             12,843,753       13,405,463
Advances from the Federal Home Loan Bank                                   19,500,000       22,000,000
Accrued interest payable                                                      241,113          214,565
Other liabilities                                                           1,765,575        1,589,545
                                                                       ---------------  ---------------
                                                                          316,272,834      315,113,374
                                                                       ---------------  ---------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares;
 issued and outstanding 2,836,265 in 2007 and 2,806,705 in 2006             2,836,265        2,806,705
Additional paid-in capital                                                 18,793,179       18,372,351
Retained earnings                                                          13,261,847       12,886,247
Accumulated other comprehensive income                                        574,344          646,075
                                                                       ---------------  ---------------
                                                                           35,465,635       34,711,378
                                                                       ---------------  ---------------

                                                                       $  351,738,469   $  349,824,752
                                                                       ===============  ===============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                   --------------------------------  --------------------------------
                                                         2007             2006             2007             2006
                                                   ---------------  ---------------  ---------------  ---------------
                                                      (unaudited)      (unaudited)      (unaudited)      (unaudited)
Interest income:
   Loans                                           $    5,316,028   $    4,892,792   $   10,419,602   $    9,665,182
   Investment securities:
     Taxable                                              560,645          520,116        1,141,578        1,005,340
     Nontaxable                                            93,568           86,366          189,957          169,120
     Dividends                                             36,736           36,306           72,817           81,717
   Federal funds sold and interest-bearing
    deposits with other banks                              21,088          116,639           41,409          297,566
                                                   ---------------  ---------------  ---------------  ---------------

     Total interest income                              6,028,065        5,652,219       11,865,363       11,218,925

Interest expense:
   Deposits                                             2,034,486        1,465,401        4,041,442        2,835,735
   Borrowings                                             430,935          586,820          832,562        1,299,471
                                                   ---------------  ---------------  ---------------  ---------------

     Total interest expense                             2,465,421        2,052,221        4,874,004        4,135,206
                                                   ---------------  ---------------  ---------------  ---------------

     Net interest income                                3,562,644        3,599,998        6,991,359        7,083,719
Provision for loan losses                                  99,000               --          165,000               --
                                                   ---------------  ---------------  ---------------  ---------------

     Net interest income after provision
      for loan losses                                   3,463,644        3,599,998        6,826,359        7,083,719
                                                   ---------------  ---------------  ---------------  ---------------

Noninterest income:
   Electronic banking fees                                497,660          538,716          914,723        1,118,899
   Mortgage-banking fees and gains                        605,920          681,107        1,144,746        1,279,967
   Brokerage commissions                                  170,658          202,146          340,236          350,939
   Service charges on deposit accounts                    207,163          437,653          564,865          780,071
   Other fees and commissions                             134,629          126,909          250,030          239,730
   Security gains, net                                         --               --               --        2,157,176
                                                   ---------------  ---------------  ---------------  ---------------

     Total noninterest income                           1,616,030        1,986,531        3,214,600        5,926,782
                                                   ---------------  ---------------  ---------------  ---------------

Noninterest expenses:
   Salaries                                             1,893,479        1,736,608        3,718,298        3,593,428
   Employee benefits                                      375,456          350,294          734,984          788,914
   Occupancy                                              490,922          430,635          968,350          870,745
   Professional services                                  425,072          125,498          630,518          219,531
   Furniture and equipment                                145,666          155,968          295,521          316,115
   Prepayment penalty                                          --               --               --        2,251,800
   Check kiting loss                                           --        1,833,733               --        1,833,733
   Other operating expenses                             1,054,020          925,980        2,126,369        1,773,418
                                                   ---------------  ---------------  ---------------  ---------------

     Total noninterest expenses                         4,384,615        5,558,716        8,474,040       11,647,684
                                                   ---------------  ---------------  ---------------  ---------------

     Income before income taxes                           695,059           27,813        1,566,919        1,362,817
Income tax provision (benefit)                            242,418          (30,557)         513,386          436,589
                                                   ---------------  ---------------  ---------------  ---------------

     Net income                                    $      452,641   $       58,370   $    1,053,533   $      926,228
                                                   ===============  ===============  ===============  ===============

Net income per common share - basic                $         0.16   $         0.02   $         0.37   $         0.33
                                                   ===============  ===============  ===============  ===============

Net income per common share - diluted              $         0.16   $         0.02   $         0.37   $         0.32
                                                   ===============  ===============  ===============  ===============

See accompanying notes to consolidated financial statements.



                               CARROLLTON BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Six Months Ended June 30, 2007 and 2006 (unaudited)

                                                                                          Accumulated
                                                          Additional                         Other
                                          Common           Paid-in         Retained       Comprehensive    Comprehensive
                                           Stock           Capital         Earnings          Income           Income
                                      ---------------  ---------------  ---------------  ---------------  ---------------

Balances at December 31, 2005         $    2,809,698   $   18,425,528   $   11,567,531   $    1,837,408               --
Net income                                        --               --          926,228               --   $      926,228
Changes in net unrealized gains
 (losses) on securities available
 for sale, net of tax                             --               --               --       (1,718,698)      (1,718,698)
                                                                                                          ---------------

Comprehensive income                                                                                      $     (792,470)
                                                                                                          ===============

Stock options exercised including
 tax benefit of $5,210                         3,570           41,690               --               --

Stock based compensation                          --            5,345               --               --
Cash dividends, $0.22 per share                   --               --         (618,873)              --
                                      ---------------  ---------------  ---------------  ---------------
Balances at June 30, 2006
                                      $    2,813,268   $   18,472,563   $   11,874,886   $      118,710
                                      ===============  ===============  ===============  ===============

Balances at December 31, 2006         $    2,806,705   $   18,372,351   $   12,886,247   $      646,075
Net income                                        --               --        1,053,533               --   $    1,053,533
Changes in net unrealized gains
 (losses) on securities available
 for sale, net of tax                             --               --               --          (71,731)         (71,731)
                                                                                                          ---------------

Comprehensive income                                                                                      $      981,802
                                                                                                          ===============

Shares acquired and canceled                 (14,515)        (224,982)              --               --
Stock options exercised including
 tax benefit of $32,663                       40,475          581,990               --               --

Issuance of stock under 2007
 Equity Plan                                   3,600           54,900               --               --
Stock based compensation                          --            8,920               --               --
Cash dividends, $0.24 per share                   --               --         (677,933)              --
                                      ---------------  ---------------  ---------------  ---------------
Balances at June 30, 2007             $   2,836,265    $   18,793,179   $   13,261,847   $      574,344
                                      ===============  ===============  ===============  ===============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2007 and 2006

                                                                           Six Months Ended June 30,
                                                                       --------------------------------
                                                                             2007             2006
                                                                       ---------------  ---------------
                                                                         (unaudited)      (unaudited)
Cash flows from operating activities:
   Net income                                                          $    1,053,533   $      926,228
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Provision for loan losses                                                165,000               --
     Depreciation and amortization                                            405,997          428,566
     Deferred income taxes                                                    100,664          (35,410)
     Amortization of premiums and discounts                                   (32,513)          32,579
     Gains on disposal of securities                                               --       (2,157,176)
     Loans held for sale made, net of principal sold                       (2,261,944)       2,811,196
     Write down of foreclosed real estate                                     127,906               --
     Gains on sale of premises and equipment                                   (5,900)              --
     Stock-based compensation expense                                           8,920            5,345
     Issuance of stock under 2007 Equity Plan                                  58,500               --
     Check kiting loss                                                             --        1,833,733
     (Increase) decrease in:
       Accrued interest receivable                                            (20,934)        (118,157)
       Prepaid income taxes                                                  (249,874)        (107,512)
       Cash surrender value of bank owned life insurance                      (76,517)         (78,604)
       Other assets                                                           (47,035)         375,116
     Increase (decrease) in:
       Accrued interest payable                                                26,558         (195,919)
       Deferred loan origination fees                                        (107,388)         (11,252)
       Other liabilities                                                      176,021       (1,407,880)
                                                                       ---------------  ---------------
         Net cash provided by (used in) operating activities                 (679,006)       2,300,853
                                                                       ---------------  ---------------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale                            --        2,766,852
   Proceeds from maturities of securities available for sale                3,741,834        4,370,562
   Proceeds of maturities of securities held to maturity                      661,186          337,585
   Redemption of Federal Home Loan Bank stock                                 196,900        1,267,100
   Purchase of securities available for sale                               (1,000,000)     (11,792,871)
   Purchase of securities held to maturity                                         --       (1,452,570)
   Loans made, net of principal collected                                  (4,768,886)        (449,468)
   Purchase of premises and equipment                                      (1,368,854)        (272,078)
   Proceeds from sale of premises and equipment                                21,200               --
                                                                       ---------------  ---------------
         Net cash (used in) investing activities                           (2,516,620)      (5,562,473)
                                                                       ---------------  ---------------

Cash flows from financing activities:
   Net increase (decrease) in time deposits                                (3,544,210)       6,401,005
   Net increase (decrease) in other deposits                                7,562,802       (4,984,117)
   Payment of Federal Home Loan Bank advances                              (2,500,000)     (30,000,000)
   Net increase (decrease) in other borrowed funds                           (561,710)      12,058,065
   Dividends paid                                                            (677,933)        (618,873)
   Stock options exercised                                                    589,802           40,050
   Common stock repurchases and retirement                                   (239,491)              --
   Income tax benefit from exercise of stock options                           32,663            5,210
                                                                       ---------------  ---------------
         Net cash provided (used in) by financing activities                  661,917      (17,098,660)
                                                                       ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                       (2,533,709)     (20,360,280)
Cash and cash equivalents at beginning of period                           13,622,766       39,090,565
                                                                       ---------------  ---------------
Cash and cash equivalents at end of period                             $   11,089,057   $   18,730,285
                                                                       ===============  ===============

Supplemental information:
   Interest paid on deposits and borrowings                            $    4,847,446   $     4,331,125
                                                                       ===============  ================
   Income taxes paid                                                   $      992,385   $       782,418
                                                                       ===============  ================
   Loan made to facilitate sale of other real estate owned             $    1,327,175   $            --
                                                                       ===============  ================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of and for the three and six months ended June 30, 2007 and 2006 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements prepared for Carrollton Bancorp ("the Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2006 Annual Report on Form 10-K.

         The consolidated financial statements include the accounts of the Company's subsidiary, Carrollton Bank, Carrollton Bank's wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. ("CMSI"), Carrollton Financial Services, Inc. ("CFS"), Mulberry Street, LLC ("MSLLC"), and Carrollton Bank's 96.4% owned subsidiary, Carrollton Community Development Corporation ("CCDC") (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

         The consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that will be achieved for the entire year.

         Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.

NOTE 2 - NET INCOME PER SHARE

         The calculation of net income per common share for the three and six months ended June 30, 2007 and 2006 are as follows:

                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                     ---------------  ---------------  ---------------  ---------------
                                                           2007             2006             2007             2006
                                                     ---------------  ---------------  ---------------  ---------------
Basic:
   Net income                                        $      452,641   $       58,370   $    1,053,533   $      926,228
   Average common shares outstanding                      2,831,409        2,813,268        2,823,622        2,812,506
   Basic net income per common share                 $         0.16   $         0.02   $         0.37   $         0.33
                                                     ===============  ===============  ===============  ===============
Diluted:
   Net income                                        $      452,641   $       58,370   $    1,053,533   $      926,228
   Average common shares outstanding                      2,831,409        2,813,268        2,823,622        2,812,506
   Stock option adjustment                                   53,448           26,898           54,042           53,483
                                                     ---------------  ---------------  ---------------  ---------------
   Average common shares outstanding - diluted            2,884,857        2,840,166        2,877,664        2,865,989
   Diluted net income per common share               $         0.16   $         0.02   $         0.37   $         0.32
                                                     ===============  ===============  ===============  ===============


NOTE 3 - STOCK BASED COMPENSATION

         At the Company's annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved. Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Company Stock were issued to each non-employee director in May, 2007. No new grants will be made under the 1998 Long Term Incentive Plan. However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

         Stock-based compensation expense recognized was $8,920 during the first six months of 2007 compared to $5,345 during the first six months of 2006. As of June 30, 2007, there was $18,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

         Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years). Nonqualified stock options for 630 shares were granted to a new director under the 1998 Long Term Incentive Plan in January, 2007. The fair value of these options was determined assuming a weighted average dividend yield of 2.8%, a weighted average expected volatility of 25.2%, a weighted average risk-free interest rate of 4.9 percent, and a weighted average expected life of 10 years. There were 6,930 options granted in the first six months of 2007.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

         The Company enters into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

         Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of June 30, 2007, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

         Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:
                                         June 30,       December 31,
                                           2007            2006
                                     ---------------  ---------------
Loan commitments                     $   39,379,335   $   40,463,996
Unused lines of credit                   90,696,512       91,563,387
Letters of credit                         1,877,495        2,223,755


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

         FASB Statement No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans," requires changes to the existing reporting for defined benefit postretirement plans that, among other changes, requires the Company to recognize on its balance sheet the overfunded or underfunded status of the above described benefit pension plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Such funding difference was recorded as an adjustment to the beginning balances of retained earnings and/or other comprehensive income. At December 31, 2006 the fair value of plan assets of the plan exceeded the projected benefit obligation by $790. This amount will change by December 31, 2007 depending on the change in the fair value of the plan assets.

         The Company has a contributory thrift plan qualifying under Section 401(K) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company contributes 3% of the employee's salary bi-weekly to the Plan for the employee's benefit. In addition, the Company matches employee contributions to the Plan up to a limit of 50% of the first 6% of the employee's salary.

NOTE 6 - SEGMENT INFORMATION

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

         Segment information for the Company as of June 30, 2007 is as follows:

                          Commercial/     Electronic                      Mortgage        Segment
                          Retail Bank        Banking      Brokerage           Unit         Totals   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Interest income          $11,619,838            $--            $--       $621,751    $12,241,589       $376,226    $11,865,363
Interest expense          (5,250,230)            --             --             --     (5,250,230)      (376,226)    (4,874,004)
                        -------------  -------------  -------------  -------------  -------------  -------------  -------------
Net interest income        6,369,608             --             --        621,751      6,991,359             --      6,991,359
Provision for loan
 losses                     (141,000)            --             --        (24,000)      (165,000)            --       (165,000)
Noninterest income           693,570      1,037,506        340,236      1,143,288      3,214,600             --      3,214,600
Intersegment income          612,866         16,619             78       (355,343)       274,220       (274,220)            --
Noninterest
 expenses                 (7,049,174)      (385,788)      (219,170)    (1,094,128)    (8,748,260)       274,220     (8,474,040)
                        -------------  -------------  -------------  -------------  -------------  -------------  -------------
Income before
 income taxes                485,870        688,337        121,144        291,568      1,566,919             --      1,566,919
Income taxes                (113,458)      (258,112)       (46,786)       (95,030)      (513,386)            --       (513,386)
                        -------------  -------------  -------------  -------------  -------------  -------------  -------------
Net income                  $372,412       $410,225        $74,358       $196,538     $1,053,533            $--     $1,053,533
                        =============  =============  =============  =============  =============  =============  =============
Segment assets          $350,934,706        $11,536        $48,178    $14,563,663   $365,558,083   $(13,819,614)  $351,738,469
Expenditures for
 segment purchases
 of premises,
 equipment and
 software                   $765,852            $--            $--            $--        765,852            $--       $765,852

         A reconciliation of total segment assets to consolidated total assets follows as of June 30, 2007:

Total segment assets                                                                                           $365,558,083
Elimination of intersegment loans                                                                               (12,714,932)
Elimination of intersegment deposit accounts                                                                     (1,104,682)
                                                                                                               -------------
                                                                                                               $351,738,469
                                                                                                               =============

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

         On February 15, 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SAFS 159"). This Statement permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income. The decision about whether to elect the fair value option (1) is applied instrument by instrument, with certain exceptions; (2) is irrevocable;
(3) is applied to an entire instrument and not only to specified risks, specific cash flows, or portions of that instrument. That Statement also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. At the effective date, the fair value option may be elected for eligible items that exist at that date and the effect of the first measurement to fair value for those items should be reported as a cumulative effect adjustment to the opening balance of retained earnings. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

BUSINESS AND OVERVIEW

         The Company is a bank holding company headquartered in Baltimore, Maryland with one wholly-owned subsidiary, Carrollton Bank. The Bank has four subsidiaries, CMSI, CFS, and MSLLC, which are wholly owned, and CCDC, which is 96.4% owned.

         The Bank is engaged in general commercial and retail banking business with eleven branch locations. The newest full service branch opened in May 2007 in Cockeysville at the intersection of Scott Adam and York Road. In April 2006, the Fairmount Avenue branch was closed. CMSI is in the business of originating residential mortgage loans to be sold and has four branch locations. CFS provides brokerage services to customers and CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland.

         Additionally, the Company enters into commitments to originate residential mortgage loans to be sold.

         Net income increased 14% or $127,000 for the six months ended June 30, 2007 compared to the same period in 2006. The Company's earning performance in the first six months of 2007 was impacted by compression of the net interest margin to 4.32% for the six month period ended June 30, 2007 from 4.53% in the comparable period in 2006, decreases in electronic banking revenue, decreases in fees and commissions in the mortgage banking subsidiary related to the slow down in the housing market, and increases in non interest expenses related primarily to the write down of Other Real Estate Owned, hiring consultants to assist in documenting internal controls for compliance with Sarbanes-Oxley (SOX), and attorney and collection fees related to the delinquency of a significant commercial loan to a single borrower.

         The earnings for the six month period ended June 30, 2006 were significantly affected by recording a before tax charge of approximately $1.8 million ($1.2 million after tax) representing the loss from a check kiting scheme by one of the Bank's commercial customers. The earnings for 2006 also included a charge of approximately $2.3 million representing a prepayment penalty for restructuring a $35 million Federal Home Loan Bank (FHLB) advance at a fixed rate of 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities.

         Based upon current earnings, the Company paid dividends of $.12 per share to shareholders during the first and second quarters of 2007.

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

FINANCIAL CONDITION

Summary

         Total assets increased $1.9 million to $351.7 million at June 30, 2007 compared to $349.8 million at the end of 2006. Loans increased by $6.0 million to $262.8 million during the period while investment securities decreased $3.5 million due to a maturity of a $2.0 million security and normal monthly principal payments. Deposits increased $4.0 million and $2.5 million of FHLB advances were paid off. Total average interest-earning assets increased by $5.6 million during the period to $325.3 million and were 92% of total assets at June 30, 2007.

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

         Investment securities decreased $3.5 million to $51.6 million at June 30, 2007 from $55.1 million at December 31, 2006 due primarily to the maturity of a $2.0 million agency security. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

         Loans held for sale increased $2.3 million from December 31, 2006 to June 30, 2007 due to a slight increase in origination activity during the first six months of 2007 compared to the same period in 2006. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

         Loans increased by $6.0 million to $262.8 million at June 30, 2007 from $256.8 million at December 31, 2006. The increase was due to originations exceeding payoffs and the loan made to facilitate the sale of the other real estate owned property.

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

         A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. There were no impaired loans at June 30, 2007. Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans' effective interest rates for loans that are not collateral dependent.

         The following table provides information concerning non-performing assets and past due loans:

                                                    June 30,        December 31,       June 30,
                                                      2007             2006             2006
                                                 ---------------  ---------------  ---------------

Nonaccrual loans                                 $    3,286,074   $    3,699,397   $      424,512
Restructured loans                                      179,312          180,686               --
Foreclosed real estate                                       --        1,383,163               --
                                                 ---------------  ---------------  ---------------

   Total nonperforming assets                    $    3,465,386   $    5,263,246   $      424,512
                                                 ===============  ===============  ===============

Accruing loans past-due 90 days or more          $      773,883   $      436,599   $      181,731
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

         For the six months ended June 30, 2007 and the year ended December 31, 2006, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

         The allowance for loan losses was $3.2 million at June 30, 2007, which was 1.19% of loans compared to $3.1 million at December 31, 2006, which was 1.20% of loans. During the first six months of 2007, the Company experienced net charge-offs of $143,000. The ratio of net loan losses to average loans outstanding decreased to 0.05% for the six months ended June 30, 2007 from 0.08% for the year ended December 31, 2006. The ratio of nonperforming assets and accruing loans past-due 90 days or more as a percent of period-end loans and foreclosed real estate decreased to 1.59% as of June 30, 2007 compared to 2.19% at December 31, 2006.

         The following table shows the activity in the allowance for loan losses:

                                                               Six Months Ended June 30,
                                                           ---------------  ---------------
                                                                 2007             2006
                                                           ---------------  ---------------

Allowance for loan losses - beginning of period            $    3,131,021   $    3,337,163

Provision for loan losses                                         165,000               --
Charge-offs                                                      (168,454)        (111,442)
Recoveries                                                         25,509           28,683
                                                           ---------------  ---------------

Allowance for loan losses - end of period                  $    3,153,076   $    3,254,404
                                                           ===============  ===============

Funding Sources

Deposits

         Total deposits increased by $4.0 million to $281.9 million as of June 30, 2007 from $277.9 million as of December 31, 2006. Noninterest-bearing accounts decreased $2.3 million and certificates of deposit accounts decreased $3.9 million while interest-bearing deposits, primarily the money market accounts increased $9.0 million.

Borrowings

         Advances from the Federal Home Loan Bank (FHLB) decreased $2.5 million to $19.5 million at June 30, 2007. Total borrowings decreased $3.1 million to $32.3 million at June 30, 2007 compared to $34.5 million at the end of 2006.

         In the first quarter of 2006, the Company incurred a charge of approximately $2.3 million which represented a prepayment penalty for restructuring a $35 million Federal Home Loan Bank (FHLB) advance at a fixed rate of 6.84% maturing February 2, 2010 into an adjustable rate advance that adjusts daily. Near the end of the second quarter of 2006, the Company paid off approximately $18 million of borrowings.

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

         The following table summarizes the Company's capital ratios:

                                                                                   Minimum              To Be
                                            June 30,          December 31,        Regulatory             Well
                                              2007               2006            Requirements      Well Capitalized
                                        ----------------  ------------------  ------------------  ------------------

Risk-based capital ratios:
   Tier 1 capital                            12.17 %            11.92 %             4.00%                6.00%
   Total capital                             13.48              13.20               8.00                10.00

Tier 1 leverage ratio                         9.95               9.74               4.00                 5.00

 As of June 30, 2007 and December 31, 2006, the Company is considered well capitalized.  Management knows of no conditions or events that would change this classification.

RESULTS OF OPERATIONS

Summary

         Carrollton Bancorp reported net income for the first six months of 2007 of $1.1 million, or $0.37 per share-diluted. For the same period of 2006, net income amounted to $926,000, or $0.32 per share-diluted. Net income increased 14% or $127,000 for the six months ended June 30, 2007 compared to the same period in 2006. The Company's earning performance in the first six months of 2007 was impacted by compression of the net interest margin to 4.32% for the six month period ended June 30, 2007 from 4.53% in the comparable period in 2006, decreases in electronic banking revenue, decreases in fees and commissions in the mortgage banking subsidiary related to the slow down in the housing market, and increases in non interest expenses related primarily to the write down of Other Real Estate Owned, hiring consultants to assist in documenting internal controls for compliance with Sarbanes-Oxley, and attorney and collection fees related to the delinquency of a significant commercial loan to a single borrower.

         The earnings for the first six months of 2006 were significantly affected by recording a before tax charge of approximately $1.8 million representing a loss from a check kiting scheme by one of the Bank's commercial customers. The earnings for 2006 also included a charge of approximately $2.3 million, representing a prepayment penalty for restructuring a $35 million FHLB advance at 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities.

         Return on average assets and return on average equity are key measures of a Company's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the six months ended June 30, 2007 was 0.61%, compared to 0.53% for the corresponding period in 2006. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the six months ended June 30, 2007 was 6.00%, compared to 5.37% for the corresponding period in 2006.

               Interest and fee income on loans increased 7.8% as a result of loan growth, with total interest income increasing 5.8%. Net interest income decreased 1.3% due to the compression of the Company's net interest margin to 4.32% for the six months ended June 30, 2007 from 4.53% in the comparable period in 2006. Noninterest income decreased 45.8% or $2.7 million to $3.2 million in the first six months of 2007 compared to the same period in 2006. This decrease was due primarily to the $2.2 million gain on the sale of securities in 2006 and a 10.6% or $135,000 decrease in the fees and commissions earned by CMSI and an 18.3% or $204,000 decrease in Point of Sale revenue and ATM fees. Service charge income decreased

27.6% or $215,000 and will be adversely affected for the remainder of the year as a result of actions taken by the Company in September 2006 to exit the money services business (MSB).

         Noninterest expenses were $8.5 million for the first six months of 2007 compared to $11.6 million for the same period in 2006, a 27.3% decrease. The decrease was due to the $1.8 million charge from the check kiting scheme in 2006, the $2.3 million prepayment penalty for restructuring the FHLB advance in 2006 partially offset by the $764,000 increase in other operating expenses. The $764,000 increase was due to a recovery of legal fees and related expenses on the payoff of a delinquent loan in 2006 compared to the $155,000 write down and cost to dispose of a real estate owned property in 2007, $202,000 in consulting fees to document internal controls for compliance with SOX and increased legal fees and related costs due to a significant commercial loan to one borrower. Occupancy costs increased $98,000 due to normal lease escalation charges, the new branch rent started in March, 2007 and a significant increase in one branch lease whose original term of thirty years expired.

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

         Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) decreased from $7.2 million for the first six months of 2006 to $7.0 million for the first six months of 2007. This decrease in net interest income was due primarily to the decrease in the net interest margin from 4.53% for the first six months of 2006 to 4.32% for the first six months of 2007. The decrease in the net interest margin was partially offset by the $7.9 million or 2.5% increase in average interest-earning assets.

         Interest income on loans on a tax equivalent basis (a non-GAAP measure) increased 7.8% during the first six months of 2007. The yield on loans increased to 7.72% during the first six months of 2007 from 7.57% during the first six months of 2006. The Company continues to emphasize commercial real estate and small business loan production.

         Interest income from investment securities and overnight investments on a tax equivalent basis (a non-GAAP measure) was $1.4 million for the first six months of 2007, compared to $1.6 million for the first six months of 2006, representing a 10.8% decrease. This decrease was due to the average balance of Federal Funds sold and FHLB deposits decreasing $11.9 million. These monies were invested primarily in loans and investment securities. The investment portfolio on average increased 10.0% or $4.7 million, however, the overall yield on investments decreased from 5.49% for the first six months of 2006 to 5.31% for the first six months of 2007. The yield on Federal Funds Sold and the FHLB deposit increased to 5.92% for the first six months of 2007 compared to 4.75% for the same period in 2006.

         Interest expense increased $739,000 to $4.9 million for the first six months of 2007 from $4.1 million for the first six months of 2006. The increase in interest expense was due primarily to the cost of interest-bearing liabilities increasing to 3.74% for the first six months of 2007 compared to 3.27% for the first six months of 2006. The increase was due to the competition for core deposits in the Baltimore metropolitan area. Interest-bearing deposits increased on average $23.6 million or 11.5% to $228.6 million as of June 2007 from $205.0 million as of June 30, 2006.

         The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense, and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                                                      Six Months Ended June 30, 2007
                                                                           ---------------------------------------------------------
                                                                            Average balance        Interest            Yield
                                                                           -------------------  -----------------  -----------------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit                    $   1,398,565        $   41,409             5.92%
   Federal Home Loan Bank stock                                                 1,584,379            46,751             5.90
   Investment securities (a)                                                   52,272,029         1,388,465             5.31
   Loans, net of unearned income: (a)
     Demand and time                                                           73,495,782         2,950,679             8.03
     Residential mortgage (b)                                                  74,993,617         2,821,982             7.53
     Commercial mortgage and construction                                     119,693,244         4,587,426             7.67
     Installment                                                                1,121,087            35,428             6.32
     Lease financing                                                              747,705            24,499             6.55
                                                                           -------------------  -----------------
        Total loans                                                           270,051,435        10,420,014             7.72
                                                                           -------------------  -----------------
     Total interest-earning assets                                            325,306,408        11,896,639             7.31
Noninterest-earning assets:
   Cash and due from banks                                                      8,762,524
   Premises and equipment                                                       6,093,317
   Other assets                                                                 8,717,522
   Allowance for loan losses                                                   (3,145,493)
   Unrealized gains on available for sale securities                            1,170,240
                                                                           -------------------
        Total assets                                                        $   346,904,518
                                                                           ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                                          $   58,084,476           68,458             0.24%
   Money market                                                                 56,624,721        1,189,416             4.20
   Other time                                                                  113,847,571        2,772,065             4.87
   Borrowings                                                                   31,805,489          844,066             5.31
                                                                           -------------------  -----------------
 Total interest bearing liabilities                                            260,362,257        4,874,005             3.74
                                                                                                -----------------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits                                               50,122,706
     Other liabilities                                                           1,311,712
Shareholders' equity                                                            35,107,843
                                                                           -------------------
        Total liabilities and shareholders' equity                           $  346,904,518
                                                                           ===================

Net interest margin                                                          $  325,306,408      $7,022,634             4.32%
                                                                           ===================  =================  =================

---------------------
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP financial measure).
(b) Includes loans held for sale

                                                                                      Six Months Ended June 30, 2006
                                                                           ---------------------------------------------------------
                                                                            Average balance        Interest            Yield
                                                                           -------------------  -----------------  -----------------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit                     $   12,533,227      $  297,566             4.75%
   Federal Home Loan Bank stock                                                   2,078,899          56,999             5.48
   Investment securities (a)                                                     47,525,300       1,304,661             5.49
   Loans, net of unearned income: (a)
     Demand and time                                                             79,246,846       3,059,012             7.72
     Residential mortgage (b)                                                    73,665,309       2,670,992             7.25
     Commercial mortgage and construction                                        99,083,416       3,820,974             7.71
     Installment                                                                  1,577,722          56,032             7.10
     Lease financing                                                              1,672,996          58,171             6.95
                                                                           -------------------  -----------------
        Total loans                                                             255,246,289       9,665,181             7.57
                                                                           -------------------
     Total interest-earning assets                                              317,383,715      11,324,407             7.14
Noninterest-earning assets:
   Cash and due from banks                                                       20,413,500
   Premises and equipment                                                         5,408,434
   Other assets                                                                   7,993,248
   Allowance for loan losses                                                     (3,338,943)
   Unrealized gains on available for sale securities                              1,472,814
                                                                           -------------------
        Total assets                                                          $  349,332,768
                                                                           ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                                            $   63,678,704          4,931             0.24%
   Money market                                                                   50,784,913        874,598             3.44
   Other time                                                                     90,501,016      1,877,981             4.15
   Borrowings                                                                     47,889,177      1,307,697             5.46
                                                                           -------------------  -----------------
Total interest bearing liabilities                                               252,853,810      4,135,207             3.27
                                                                                                -----------------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                                   60,750,283
   Other liabilities                                                               1,230,160
Shareholders' equity                                                              34,498,515
                                                                           -------------------
        Total liabilities and shareholders' equity                            $  349,332,768
                                                                           ===================




Net interest margin                                                           $  317,383,715     $7,189,200             4.53%
                                                                           ===================  =================  =================


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

     The Company recorded a provision for loan losses of $165,000 in the first six months of 2007 and none in the first six months of 2006. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 1.59% at June 30, 2007 compared to 0.19% June 30, 2006 and decreased from 2.19% at December 31, 2006.

Noninterest Income

     Noninterest income was $3.2 million for the six months ended June 30, 2007, a decrease of $2.7 million or 45.8%, compared to the corresponding period in 2006. This decrease was due primarily to the $2.2 million gain on the sale of equity securities in 2006 and a 10.6% or $135,000 decrease in the fees and commissions earned by CMSI and an 18.3% or $204,000 decrease in Point of Sale revenue and ATM fees.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission decreased $10,000, or 3.1%, during the six months ended June 30, 2007, compared to the same period in 2006.

     Electronic banking fee income decreased by $204,000 for the six months ended June 30, 2007 compared to the corresponding period in 2006. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 68% of total electronic banking revenue. Fees from ATMs represent approximately 6% of total electronic banking revenue. Fees from check cards represent approximately 12% of electronic banking revenue. Service charge fees for one customer comprise the remaining 14% of electronic banking fees. The majority of these fees were one time fees.

     Mortgage-banking revenue decreased by $135,000 to $1.1 million in 2007 from $1.3 million in 2006. During 2004, the Company opened a mortgage subsidiary, CMSI. Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.

     The Company realized gains on the sales of equity securities of $2.2 million for the six months ended June 30, 2006, compared to none for the same period in 2007. These security gains taken in 2006 substantially offset the $2.3 million prepayment penalty for restructuring a $35 FHLB advance at 6.84% maturing February 2, 2010.

Noninterest Expense

     Noninterest expense decreased $3.2 million or 27.3% for the six months ended June 30, 2007, compared to the same period in 2006. The decrease was due primarily to the $1.8 million charge representing the loss from a check kiting scheme in 2006 by one of the Bank's commercial customers and the $2.3 million prepayment penalty for restructuring the FHLB advance in 2006 partially offset by the $764,000 increase in other operating expenses.

     Salaries, the largest component of noninterest expense, increased by 3.5% or $125,000 for the first six months of 2007 compared to the first six months of 2006.

     Employee benefits decreased by 6.8% or $54,000 due to decreases in health insurance, unemployment taxes and workers compensation insurance.

     Occupancy expenses were $968,000 for the six months ended June 30, 2007, compared to $871,000 for the same period in 2006, which represented an increase of $98,000 or 11.2%. This increase was primarily due to a significant increase in one branch lease whose original term of 30 years expired plus normal annual lease increases and lease payments for the new Cockeysville branch started in March 2007.

     Professional services increased $411,000 or 187.2% due to $202,000 in consulting fees to document internal controls for compliance with SOX and increased legal fees and related costs due to a significant commercial loan to one borrower.

     Other operating expenses increased $353,000 or 19.9% for the six months ended June 30, 2007. This increase was due to a recovery of legal fees and related expenses on the payoff of a delinquent loan in 2006 compared to the $155,000 write down and cost to dispose of a real estate owned property in 2007.

Income Taxes

     For the six month period ended June 30, 2007, the Company's effective tax rate was 32.7%, compared to 32.0% for the same period in 2006. The effective tax rate may fluctuate from year to year due to changes in the mix of tax-exempt loans and investments.

Results of Operations - Second Quarter 2007 and 2006

         Net income for the second quarter of 2007 was $453,000 ($0.16 per share-diluted) compared to $58,000 ($0.02 per share-diluted) for the second quarter of 2006, a 675.5% increase. The earnings for the second quarter of 2006 were significantly affected by recording a before tax charge of approximately $1.8 million ($1.2 million after tax) representing the loss from a check kiting scheme by one of the Bank's commercial customers. Annualized returns on average equity for these periods were 5.14% in 2007 versus 0.69% in 2006.

         Second quarter net interest income decreased slightly by $37,000 or 1.0% to $3.6 million in 2007. The decrease in net interest income was due to a decrease in the Company's net interest margin to 4.36% for the quarter ended June 30, 2007 from 4.66% in the comparable quarter in 2006. The decrease in net interest income from the 30 basis point decrease in the net interest margin was substantially offset by the $14.7 million increase in average interest earning assets.

         Noninterest income continues to be a large contributor to the Company's profitability. The majority of the Company's noninterest income is derived from two sources: the Bank's Electronic Banking Division and Carrollton Mortgage Services, Inc. (CMSI) a subsidiary of Carrollton Bank. Noninterest income decreased 18.7% or $371,000 to $1.6 million in the second quarter of 2007 compared to the second quarter of 2006. This decrease was due primarily to stopping services to MSB's in September 2006 and the slow down in the housing market.

         Noninterest expenses were $4.4 million in the second quarter of 2007 compared to $5.6 million in 2006, a decrease of $1.2 million or 21.1%. The decrease was due to the $1.8 million charge from a check kiting scheme and was partially offset by the $428,000 increase in other operating expenses, $182,000 increase in salaries and employee benefits and the $60,000 increase in occupancy expenses. Professional services increased due primarily to hiring consultants to assist in preparing the documentation for compliance for SOX and legal fees and related expenses for one significant commercial loan. Salaries and employee benefits increased due to normal salary increases, increased health care costs and additional personnel for the new branch opened May, 2007. Occupancy costs increased due to normal lease escalation charges, the new Cockeysville branch rent started March, 2007 and a significant increase in one branch lease whose original term of thirty years expired.

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

     The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale. Such assets totaled $54.0 million or 15% of total assets at June 30, 2007.

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $130.1 million at June 30, 2007. Of this total, management places a high probability of required funding within one year on approximately $65.8 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit totaling $84.0 million with the Federal Home Loan Bank of Atlanta (the "FHLB") of which $19.5 million was outstanding at June 30, 2007. Additionally, the Company has available unsecured federal funds lines of credit of $5.0 million and secured federal funds lines of credit of $10.0 million with other institutions. There was no balance outstanding under these lines at June 30, 2007. The lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2007, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first six months of 2007 or 2006.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 15, 2007. At that meeting, directors were elected , the 2007 Equity Plan was approved, and the appointment of the Independent Registered Public Accounting Firm was ratified.

ITEM 5. OTHER INFORMATION

         On July 26, 2007, the Board of Directors of the Company declared an $0.12 per share cash dividend to common shareholders of record on August 14, 2007, payable September 1, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

             (31.1)   Rule 13a-14(a) Certification by the Principal Executive
                     Officer

             (31.2)   Rule 13a-14(a) Certification by the Principal Financial
                     Officer

             (32.1)   Certification by the Principal Executive Officer of the
                     periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

             (32.2)  Certification by the Principal Financial Officer of the
                    periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K


                  On July 30, 2007, the Company announced second quarter net income and a $0.12 quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CARROLLTON BANCORP

                                           PRINCIPAL EXECUTIVE OFFICER:

Date   August 14, 2007                     /s/ Robert A. Altieri
       ------------------                  ------------------------------

                                           Robert A. Altieri
                                           President and Chief Executive Officer

                                           PRINCIPAL FINANCIAL OFFICER:

Date   August 14, 2007                     /s/ James M. Uveges
       ------------------                  ------------------------------

                                           James M. Uveges
                                           Senior Vice President, and
                                           Chief Financial Officer