Form 10-Q
period 2007-09-30
CARROLLTON BANCORP
filed 2007-11-09
CIK 859222

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                             ---------------------

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


State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,834,975 common shares outstanding at November 6, 2007

================================================================================

                               CARROLLTON BANCORP
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                                                        PAGE
------------------------------                                                                                        ----

 Item 1. Financial Statements:
   Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006                              3
   Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)       4
   Consolidated Statements of Shareholders' Equity for the Nine Months Ended September 30, 2007 and 2006 (unaudited)   5
   Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)             6
   Notes to Consolidated Financial Statements                                                                          7
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation                          11
 Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                    22
 Item 4. Controls and Procedures                                                                                       22
PART II - OTHER INFORMATION                                                                                            23
 Item 1. Legal Proceedings                                                                                             23
 Item 2. Changes in Securities and Use of Proceeds                                                                     23
 Item 3. Defaults Upon Senior Securities                                                                               23
 Item 4. Submission of Matters to a Vote of Security Holders                                                           23
 Item 5. Other Information                                                                                             23
 Item 6. Exhibits                                                                                                      23

                                        2
--------------------------------------------------------------------------------

PART I

ITEM 1.    FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,       December 31,
                                                                2007               2006
                                                            -------------      -------------
                                                            (unaudited)
ASSETS
Cash and due from banks                                     $  8,390,129       $   9,632,763
Federal funds sold and Federal Home Loan Bank deposit            359,592           3,990,003
Federal Home Loan Bank stock, at cost                          1,529,000           1,704,500
Investment securities:
  Available for sale                                          34,820,639          35,934,647
  Held to maturity (fair value of $18,021,147 and
   $18,890,268)                                               18,215,842          19,129,973
Loans held for sale                                           12,967,177           7,489,290
Loans, less allowance for loan losses of $3,073,040 in 2007
 and $3,261,112 in 2006                                      254,922,392         256,870,293
Premises and equipment                                         6,662,110           5,599,988
Accrued interest receivable                                    1,899,838           1,713,653
Bank owned life insurance                                      4,395,473           4,279,830
Deferred income taxes                                            707,588             757,078
Other real estate owned                                               --           1,383,163
Other assets                                                   1,462,220           1,339,571
                                                            ------------       -------------
                                                            $346,332,000       $ 349,824,752
                                                            ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                       $ 51,322,130       $  50,069,560
  Interest-bearing                                           225,135,663         227,834,241
                                                            ------------       -------------
   Total deposits                                            276,457,793         277,903,801
Federal funds purchased and securities sold under agreement
 to repurchase                                                12,081,322          13,405,463
Advances from the Federal Home Loan Bank                      19,975,000          22,000,000
Accrued interest payable                                         280,420             214,565
Other liabilities                                              1,469,995           1,589,545
                                                            ------------       -------------
                                                             310,264,530         315,113,374
                                                            ------------       -------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized 10,000,000
 shares; issued and outstanding 2,834,975 in 2007 and
 2,806,705 in 2006                                             2,834,975           2,806,705
Additional paid-in capital                                    18,777,190          18,372,351
Retained earnings                                             13,734,672          12,886,247
Accumulated other comprehensive income                           720,633             646,075
                                                            ------------       -------------
                                                              36,067,470          34,711,378
                                                            ------------       -------------
                                                            $346,332,000       $ 349,824,752
                                                            ============       =============
 See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                           ----------------------- ------------------------
                                                  2007        2006        2007         2006
                                           ----------- ----------- ----------- ------------
                                           (unaudited) (unaudited) (unaudited) (unaudited)
Interest income:
  Loans                                    $ 5,279,934 $ 5,086,627 $15,669,536 $ 14,751,809
  Investment securities:
   Taxable                                     576,290     590,877   1,717,868    1,596,217
   Nontaxable                                   93,535      90,630     283,492      259,750
   Dividends                                    47,558      30,235     120,375      111,952
  Federal funds sold and interest-bearing
   deposits with other banks                    23,013      57,046      64,422      354,612
                                           ----------- ----------- ----------- ------------

Total interest income                        6,020,330   5,855,415  17,885,693   17,074,340
                                           ----------- ----------- ----------- ------------

Interest expense:
  Deposits                                   1,997,971   1,829,571   6,039,413    4,665,306
  Borrowings                                   474,902     407,648   1,307,464    1,707,119
                                           ----------- ----------- ----------- ------------

   Total interest expense                    2,472,873   2,237,219   7,346,877    6,372,425
                                           ----------- ----------- ----------- ------------

   Net interest income                       3,547,457   3,618,196  10,538,816   10,701,915
Provision for loan losses                       99,000          --     264,000           --
                                           ----------- ----------- ----------- ------------

   Net interest income after provision for
    loan losses                              3,448,457   3,618,196  10,274,816   10,701,915
                                           ----------- ----------- ----------- ------------

Noninterest income:
  Electronic Banking                           518,680     473,184   1,433,403    1,592,083
  Mortgage-banking fees and gains              610,424     633,598   1,755,170    1,913,565
  Service charges on deposit accounts          182,721     172,456     747,586      952,527
  Brokerage commissions                        174,578     163,072     514,814      514,011
  Other fees and commissions                    76,643     112,723     326,673      352,453
  Security gains, net                               --          --          --    2,157,176
                                           ----------- ----------- ----------- ------------

   Total noninterest income                  1,563,046   1,555,033   4,777,646    7,481,815
                                           ----------- ----------- ----------- ------------

Noninterest expenses:
  Salaries                                   1,757,271   1,782,188   5,475,569    5,375,616
  Employee benefits                            226,955     332,104     961,939    1,121,018
  Occupancy                                    558,642     441,269   1,526,992    1,312,014
  Furniture and equipment                      151,688     153,422     447,209      469,537
  Prepayment penalty                                --          --          --    2,251,800
  Check kiting loss                                 --          --          --    1,833,733
  Other operating expenses                   1,169,489   1,150,057   3,926,376    3,143,006
                                           ------------------------------------------------

   Total noninterest expenses                3,864,045   3,859,040  12,338,085   15,506,724
                                           ----------- ----------- ----------- ------------

   Income before income taxes                1,147,458   1,314,189   2,714,377    2,677,006
Income tax provision                           334,436     459,078     847,822      895,667
                                           ----------- ----------- ----------- ------------

   Net income                              $   813,022 $   855,111 $ 1,866,555 $  1,781,339
                                           =========== =========== =========== ============

Net income per common share - basic        $      0.29 $      0.30 $      0.66 $       0.63
                                           =========== =========== =========== ============

Net income per common share - diluted      $      0.29 $      0.30 $      0.66 $       0.62
                                           =========== =========== =========== ============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the
             Nine Months Ended September 30, 2007 and 2006 (unaudited)


                                                                                             Accumulated
                                                                   Additional                   Other
                                                          Common     Paid-In     Retained   Comprehensive Comprehensive
                                                          Stock      Capital     Earnings      Income        Income
                                                       ----------- ----------- -----------  ------------- -------------
Balances at December 31, 2005                          $ 2,809,698 $18,425,528 $11,567,531  $   1,837,408
Net income                                                      --          --   1,781,339             --  $  1,781,339
Changes in net unrealized gains (losses) on securities
 available for sale, net of tax                                 --          --          --     (1,333,967)   (1,333,967)
                                                                                                          -------------

Comprehensive income                                                                                       $    447,372
                                                                                                          =============

Stock options exercised including tax benefit of
 $6,876                                                      4,315      46,019          --             --

Stock based compensation                                        --       9,396          --             --

Cash dividends, $0.33 per share                                 --          --    (928,357)            --
                                                       ----------- ----------- ----------- --------------
Balances at September 30, 2006                         $ 2,814,013 $18,480,943 $12,420,513  $     503,441
                                                       =========== =========== =========== ==============

Balances at December 31, 2006                          $ 2,806,705 $18,372,351 $12,886,247  $     646,075
Net income                                                      --          --   1,866,555             --  $   1,866,555
Changes in net unrealized gains (losses) on securities
 available for sale, net of tax                                 --          --          --         74,558         74,558
                                                                                                          --------------

Comprehensive income                                                                                       $   1,941,113
                                                                                                          ==============

Shares acquired and cancelled                             (16,015)   (248,256)          --             --

Stock options exercised including
tax benefit of $32,790                                      40,685     584,814          --             --

Issuance of stock under 2007 Equity Plan                     3,600      54,900          --             --

Stock based compensation                                        --      13,381          --             --

Cash dividends, $0.36 per share                                 --          -- (1,018,130)             --
                                                       ----------- ----------- ----------- --------------
Balances at September 30, 2007                         $ 2,834,975 $18,777,190 $13,734,672  $     720,633
                                                       =========== =========== =========== ==============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2007 and 2006


                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                      2007           2006
                                                               -----------       -----------
                                                               (unaudited)       (unaudited)
Cash flows from operating activities:
  Net income                                                   $ 1,866,555       $ 1,781,339
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
   Provision for loan losses                                       264,000                --
   Depreciation and amortization                                   501,870           634,014
   Deferred income taxes                                            (2,831)          (7,898)
   Amortization of premiums and discounts                          (46,008)          (46,105)
   Gains on disposal of securities                                      --        (2,157,176)
   Loans held for sale made, net of principal sold              (5,477,887)        7,140,578
   Write down of foreclosed real estate                            127,906                --
   Gain on sale of premises and equipment                           (3,725)               --
   Stock-based compensation expense                                 13,381             9,396
   Issuance of stock under 2007 Equity Plan                         58,500                --
   Check kiting loss                                                    --         1,833,733
   (Increase) decrease in:
     Accrued interest receivable                                  (186,185)         (451,948)
     Prepaid income taxes                                               --           113,280
     Cash surrender value for bank owned life insurance           (115,643)         (117,301)
     Other assets                                                 (194,435)          314,188
   Increase (decrease) in:
     Accrued interest payable                                       65,865          (230,494)
     Deferred loan origination fees                               (200,861)          (11,252)
     Other liabilities                                            (119,559)        1,123,910
                                                               -----------       -----------
       Net cash (used in) provided by operating activities      (3,449,057)        9,928,264

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                  --         2,766,852
  Proceeds from maturities of securities available for sale      4,193,759         4,352,650
  Proceeds of maturities of securities held to maturity            939,967         1,075,046
  Redemption (purchase) of Federal Home Loan Bank stock            175,500         1,069,100
  Purchase of securities available for sale                     (3,000,000)      (14,928,588)
  Purchase of securities held to maturity                               --        (1,452,570)
  Loans made, net of principal collected                         3,140,019       (11,105,563)
  Purchase of premises and equipment                            (1,455,882)         (418,180)
  Proceeds from sale of premises and equipment                      34,700                --
                                                               -----------       -----------
     Net cash provided by (used in) investing activities         4,028,063       (18,641,253)

Cash flows from financing activities:
  Net increase (decrease) in time deposits                        (821,957)       25,454,789
    Net decrease in other deposits                                (624,051)      (18,341,697)
  Net increase (decrease) in short term borrowings              (1,324,141)       12,714,003
    Net decrease in other long term borrowings                  (2,025,000)      (30,000,000)
    Dividends paid                                              (1,018,130)         (928,357)
  Stock options exercised                                          592,709            43,458
  Income tax benefit from exercise of stock options                 32,790             6,876
  Common stock repurchase and retirement                          (264,271)               --
                                                               -----------       -----------
    Net cash used in by financing activities                    (5,452,051)      (11,050,928)
                                                               -----------       -----------
    Net decrease in cash and cash equivalents                   (4,873,045)      (19,763,917)
Cash and cash equivalents at beginning of period                13,622,766        39,090,565
                                                               -----------       -----------
Cash and cash equivalents at end of period                     $ 8,749,721       $19,326,648
                                                               ===========       ===========

Supplemental information:
  Interest paid on deposits and borrowings                     $ 7,281,012       $ 6,602,919
                                                               ===========       ==========
  Income taxes paid                                            $   921,559       $   782,387
                                                               ===========
  Loans made to facilitate sale of other real estate owned     $ 1,327,175       $        --
                                                               ===========       ===========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Information as of and for the three and nine months ended September 30, 2007 and 2006 is unaudited)

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

     The consolidated financial statements include the accounts of the Company's subsidiary, Carrollton Bank, Carrollton Bank's wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. ("CMSI"), Carrollton Financial Services, Inc. ("CFS"), Mulberry Street, LLC (MSLLC) and Carrollton Bank's 96.4% owned subsidiary, Carrollton Community Development Corporation ("CCDC") (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that will be achieved for the entire year.

     Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.

NOTE 2 - NET INCOME PER SHARE

     The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

                                                        Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                    ---------------------------  --------------------------
                                                        2007          2006          2007          2006
                                                    ------------- -------------  ------------ -------------
Basic:
  Net income                                        $    813,022  $    855,111   $ 1,866,555  $  1,781,339
  Average common shares outstanding                    2,835,099     2,813,631     2,827,490     2,812,904
  Basic net income per common share                 $       0.29  $       0.30   $      0.66  $       0.63
                                                    ============= =============  ============ =============
Diluted:
  Net income                                        $    813,022  $    855,111   $ 1,866,555  $  1,781,339
  Average common shares outstanding                    2,835,099     2,813,631     2,827,490     2,812,904
  Stock option adjustment                                  6,644        61,449        12,851        54,256
                                                    ------------- -------------  ------------ -------------
  Average common shares outstanding - diluted          2,841,743     2,875,080     2,840,341     2,867,160
  Diluted net income per common share               $       0.29  $       0.30   $      0.66  $       0.62
                                                    ============= =============  ============ =============

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

     Stock-based compensation expense recognized was $13,381 during the first nine months of 2007 compared to $9,396 during the first nine months of 2006. As of September 30, 2007, there was $14,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years). Nonqualified stock options for 630 shares were granted to a new director under the 1998 Long Term Incentive Plan in January, 2007. The fair value of these options was determined assuming a weighted average dividend yield of 2.8%, a weighted average expected volatility of 25.2%, a weighted average risk-free interest rate of 4.9 percent, and a weighted average expected life of 10 years. There were 630 options granted in the first nine months of 2007.

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

                                  September 30,    December 31,
                                      2007            2006
                                 --------------   -------------
      Loan commitments           $  39,921,000     $ 40,464,000
      Unused lines of credit     $  86,381,000     $ 91,563,000
      Letters of credit          $   1,877,000     $  2,224,000


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

NOTE 6- SEGMENT INFORMATION

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

     Segment information for the Company as of September 30, 2007 is as follows:

                                      Commercial/   Electronic              Mortgage      Segment
                                      Retail Bank    Banking    Brokerage     Unit         Totals     Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Interest income                      $  17,520,395 $        -- $       -- $    904,021 $  18,424,416  $    538,723 $  17,885,693
Interest expense                        (7,885,600)         --         --           --    (7,885,600)     (538,723)   (7,346,877)
                                     ------------- ----------- ---------- ------------ ------------- ------------- --------------
Net interest income                      9,634,795          --         --      904,021    10,538,816            --    10,538,816
Provision for loan losses                 (216,000)         --         --      (48,000)     (264,000)           --      (264,000)
Noninterest income                       1,009,068   1,505,851    514,814    1,747,913     4,777,646            --     4,777,646
Intersegment income                        904,350      20,167        180     (508,599)      416,098      (416,098)           --
Noninterest expenses                   (10,228,595)   (567,426)  (324,670)  (1,633,492)  (12,754,183)      416,098   (12,338,085)
                                     ------------- ----------- ---------- ------------ ------------- ------------- --------------
Income before income taxes               1,103,618     958,592    190,324      461,843     2,714,377            --     2,714,377
Income taxes                              (232,546)   (370,208)   (73,503)    (171,565)     (847,822)           --      (847,822)
                                     ------------- ----------- ---------- ------------ ------------- ------------- --------------
Net income                           $     871,072 $   588,384 $  116,821 $    290,278 $   1,866,555) $         -- $   1,866,555
                                     ============= =========== ========== ============ ============= ============= ==============
Segment assets                       $ 345,320,700 $     9,806 $   58,245 $ 14,351,108 $ 359,739,859  $         -- $ 346,332,000
Expenditures for segment purchases
 of premises, equipment and software $   1,615,920 $        -- $       -- $         -- $   1,615,920  $         -- $   1,615,920


A reconciliation of total segment assets to consolidated total assets follows as of September 30, 2007:

Total segment assets                              $359,739,859
Elimination of intersegment loans                 (12,334,073)
Elimination of intersegment deposit accounts       (1,073,786)
                                                   -----------
                                                  $346,332,000
                                                  ============

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

     The Bank is engaged in general commercial and retail banking business with eleven branch locations. CMSI is in the business of originating residential mortgage loans to be sold and has four branch locations. CFS provides brokerage services to customers, MSLLC is used to dispose of other real estate owned, and CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland.

     Additionally, the Company enters into commitments to originate residential mortgage loans to be sold.

     Net income increased 5% or $85,000 for the nine months ended September 30, 2007 compared to the same period in 2006. The Company's earnings performance for the nine months ended September 30, 2007 was impacted by the decision to stop servicing money service businesses (MSB) as of September 2006, the slowdown in the housing market, hiring consultants to assist in documenting internal controls for compliance with Sarbanes-Oxley (SOX), and legal fees and related expenses for one significant non-accrual commercial loan.

     The earnings for the nine months ended September 30, 2006 were significantly affected by recording a before tax charge of approximately $1.8 million ($1.2 million after tax) representing the loss from a check kiting scheme by one of the Bank's commercial customers and a charge of approximately $2.3 million representing a prepayment penalty for restructuring a $35 million Federal Home Loan Bank (FHLB) advance at a fixed rate of 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities.

     Based upon current earnings, the Company declared a dividend of $0.12 per share to shareholders for the fourth quarter of 2007 and paid a dividend of $0.12 per share during the first, second, and third quarters of 2007.

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

FINANCIAL CONDITION

Summary

     Total assets decreased $3.5 million to $346.3 million at September 30, 2007 compared to $349.8 million at the end of 2006. Loans decreased by $1.9 million to $254.9 million during the period while investment securities decreased $2.3 million due to a maturity of a $2.0 million security and normal monthly principal payments. Deposits decreased $1.4 million and $2.0 million of FHLB advances were paid off. Monies from the decrease in Federal Funds Sold, investment securities and loans was used to pay down borrowings and fund deposit withdrawals. Total average interest-earning assets increased by $7.5 million during the period to $326.1 million and were 94% of total assets at September 30, 2007.

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

     Investment securities decreased $2.3 million to $53.0 million at September 30, 2007 from $55.1 million at December 31, 2006 due primarily to the maturity of a $2.0 million agency security and monthly principal payments. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

     Loans held for sale increased $5.5 million from December 31, 2006 to September 30, 2007 due to the increase in originations in the summer compared to the year-end holiday season. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

     Loans decreased by $1.9 million to $254.9 million at September 30, 2007 from $256.8 million at December 31, 2006. The decrease was due to several loan payoffs partially offset by the loan made to facilitate the sale of the other real estate owned property.

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

     During the first nine months of 2007, management considered four commercial loans to be impaired under this criteria. As of September 30, 2007, the Company had impaired loans of $2,594,000, all of which have been classified as nonaccrual. The valuation allowance for impaired loans was $528,000 as of September 30, 2007.

     The following table provides information concerning non-performing assets and past due loans:

                                         September 30   December 31,  September 30,
                                             2007          2006          2006
                                        ------------- -------------- --------------
Nonaccrual loans                        $  3,220,797  $   3,699,397   $  2,025,234

Restructured loans                           178,664        180,686             --

Foreclosed real estate                            --      1,383,163             --
                                        ------------- -------------- --------------

  Total nonperforming assets            $  3,399,461  $   5,263,246   $  2,025,234
                                        ------------- -------------- --------------

Accruing loans past-due 90 days or more $  1,382,044  $    436,599    $    145,836
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

     For the nine months ended September 30, 2007 and the year ended December 31, 2006, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

     The allowance for loan losses was $3.1 million at September 30, 2007, which was 1.19% of loans compared to $3.1 million at December 31, 2006, which was 1.20% of loans. During the first nine months of 2007, the Company experienced net charge-offs of $322,000. The ratio of net loan losses to average loans outstanding increased to 0.12% for the nine months ended September 30, 2007 from 0.08% for the year ended December 31, 2006. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased to 2.46% as of September 30, 2007 compared to 2.19% at December 31, 2006.

     The following table shows the activity in the allowance for loan losses:

                                                        Nine months Ended        Year Ended
                                                          September 30,         December 31,
                                                  ---------------------------- -------------
                                                       2007           2006         2006
                                                  ---------------------------- -------------

Allowance for loan losses - beginning of period   $  3,131,021  $   3,337,163   $  3,337,163

Provision for loan losses                              264,000             --             --
Charge-offs                                           (364,234)      (117,272)      (255,834)
Recoveries                                              42,253         41,221         49,692
                                                  ---------------------------- -------------

Allowance for loan losses - end of period         $   3,073,04  $   3,261,112   $  3,131,021
                                                  ==========================================

Funding Sources

Deposits

     Total deposits decreased by $1.4 million to $276.5 million as of September 30, 2007 from $277.9 million as of December 31, 2006. Noninterest-bearing accounts increased $1.3 million and money market accounts increased $5.3 million while lower interest bearing checking and savings accounts decreased $5.1 million and $2.0 million respectively. Certificates of deposit accounts decreased $3.5 million while IRA accounts increased $2.7 million.

Borrowings

     Advances from the Federal Home Loan Bank (FHLB) decreased $2.0 million to $20.0 million at September 30, 2007. Total borrowings decreased $3.3 million to $32.1 million at September 30, 2007 compared to $35.4 million at the end of 2006.

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

     The following table summarizes the Company's capital ratios:

                                                              Minimum         To Be
                            September 30,   December 31,    Regulatory        Well
                                2007            2006       Requirements    Capitalized
                           --------------- --------------- ------------- ---------------
Risk-based capital ratios:
  Tier 1 capital                     12.46%          11.92%         4.00%           6.00%
  Total capital                      13.74           13.20          8.00           10.00

Tier 1 leverage ratio                10.07            9.74          4.00            5.00

     As of September 30, 2006 and December 31, 2005, the Company is considered well capitalized. Management knows of no conditions or events that would change this classification.

RESULTS OF OPERATIONS

Summary

     Carrollton Bancorp reported net income for the first nine months of 2007 of $1.9 million or $0.66 per diluted share. For the same period of 2006, net income amounted to $1.8 million, or $0.62 per diluted share.

     The Company's earnings performance for the nine months ended September 30, 2007 was impacted by the decision to stop servicing money service businesses
(MSB) as of September 2006, the slowdown in the housing market, hiring consultants to assist in documenting internal controls for compliance with the Sarbanes-Oxley Act of 2002 (SOX), and legal fees and related expenses for one significant non-accrual commercial loan.

     The earnings for the nine months ended September 2006 included a before tax charge of approximately $1.8 million representing a loss from a check kiting scheme by one of the Bank's commercial customers and a charge of approximately $2.3 million, representing a prepayment penalty for restructuring a $35 million FHLB advance at 6.84% maturing February 2, 2010. The prepayment charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities.

     Return on average assets and return on average equity are key measures of a Company's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the nine months ended September 30, 2007 was 0.72%, compared to 0.69% for the corresponding period in 2006. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the nine months ended September 30, 2007 was 7.07%, compared to 6.95% for the corresponding period in 2006.

     Interest and fee income on loans increased 6.4% as a result of loan growth, with total interest income increasing 4.8%. Net interest income decreased 1.5% due to the compression of the Company's net interest margin to 4.40% for the nine months ended September 30, 2007 from 4.55% in the comparable period in 2006. Noninterest income decreased 36.1% or $2.7 million to $4.8 million in the first nine months of 2007 compared to the same period in 2006. This decrease was due primarily to the $2.2 million gain on the sale of securities in 2006 and a 8.3% or $158,000 decrease in the fees and commissions earned by CMSI and a 10.0% or $159,000 decrease in Point of Sale revenue and ATM fees. Service charge income decreased 21.5% or $205,000 and will be adversely affected for the remainder of the year as a result of actions taken by the Company in September 2006 to exit the money services business (MSB).

     Noninterest expenses were $12.3 million for the first nine months of 2007 compared to $15.5 million for the same period in 2006, a 20.4% decrease. The decrease was due to the $1.8 million charge from the check kiting scheme in 2006, the $2.3 million prepayment penalty for restructuring the FHLB advance in 2006 partially offset by the $783,000 increase in other operating expenses. The $783,000 increase was due to $202,000 in consulting fees for compliance with SOX, increased legal fees and related costs due to a significant commercial loan to one borrower, and a recovery of legal fees and related expenses on the payoff of a delinquent loan in 2006 compared to the $155,000 write down and cost to dispose of a real estate owned property in 2007. Occupancy costs increased $215,000 due to normal lease escalation charges, the new branch rent started in March, 2007 and a significant increase in one branch lease whose original term of thirty years expired.

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

     Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) decreased from $10.9 million for the first nine months of 2006 to $10.7 million for the first nine months of 2007. This decrease in net interest income was due primarily to the decrease in the net interest margin from 4.55% for the first nine months of 2007 to 4.40% for the first nine months of 2007. The decrease in the net interest margin was partially offset by the $6.7 million or 2.1% increase in average interest-earning assets.

     Interest income on loans on a tax equivalent basis (a non-GAAP measure) increased $948,000 or 6.4% during the first nine months of 2007. The yield on loans increased to 7.76% during the first nine months of 2007 from 7.67% during the first nine months of 2006. The Company continues to emphasize commercial real estate and small business loan production.

     Interest income from investment securities and overnight investments on a tax equivalent basis (a non-GAAP measure) was $2.4 million for the first nine months of 2007, compared to $2.5 million for the first nine months of 2006, representing a $97,000 or 3.9% decrease. This decrease was due to the average balance of Federal Funds sold and FHLB deposits decreasing $8.1 million. These monies were invested primarily in loans held for sale and to pay down borrowings and deposit withdrawals. The investment portfolio on average decreased 2.8% or $1.4 million, however, the overall yield on investments increased from 5.42% for the first nine months of 2006 to 5.74% for the first nine months of 2007. The yield on Federal Funds Sold and the FHLB deposit increased to 5.35% for the first nine months of 2007 compared to 4.85% for the same period in 2006.

     Interest expense increased $974,000 to $7.3 million for the first nine months of 2007 from $6.4 million for the first nine months of 2006. The increase in interest expense was due primarily to the cost of interest-bearing liabilities increasing to 3.76% for the first nine months of 2007 compared to 3.37% for the first nine months of 2006. The increase was due to the competition for core deposits in the Baltimore metropolitan area. Interest-bearing deposits increased on average $17.5 million or 8.2% to $228.1 million as of September 30, 2007 from $210.7 million as of September 30, 2006.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                               Nine Months Ended September 30,
                                                                           2007
                                                              ---------------------------------
                                                                Average
                                                                balance      Interest    Yield
                                                              ------------  ----------  -------
ASSETS
Interest-earning assets:
  Federal funds sold and Federal Home Loan Bank deposit       $ 1,834,462   $  73,475     5.36%
  Federal Home Loan Bank stock                                  1,618,567      77,684     6.42
  Investment securities  (a)                                   52,085,549   2,235,130     5.74
  Loans, net of unearned income: (a)
    Demand and time                                            73,564,654   4,435,915     8.06
    Residential mortgage (b)                                   76,463,879   4,310,963     7.54
    Commercial mortgage and construction                      118,667,555   6,862,831     7.73
    Installment                                                 1,182,366      57,128     6.46
    Lease financing                                               668,489      33,228     6.65
                                                              ------------  ----------
     Total loans                                              270,546,943   15,700,065    7.76
                                                              ------------  ----------
    Total interest-earning assets                             326,085,521   18,086,354    7.42
Noninterest-earning assets:
  Cash and due from banks                                       8,658,433
  Premises and equipment                                        6,288,808
  Other assets                                                  8,322,859
  Allowance for loan losses                                    (3,112,587)
  Unrealized gains on available for sale securities             1,111,190
                                                              ------------
     Total assets                                             $347,354,224
                                                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                             $56,862,167     100,784     0.24%
  Money market                                                 58,145,953   1,781,682     4.10
  Other time                                                  113,048,559   4,139,995     4.90
  Borrowings                                                   33,214,845   1,324,415     5.33
                                                              ------------  ----------
                                                              261,271,525   7,346,876     3.76
                                                                            ----------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                                 49,676,306
  Other liabilities                                             1,208,873
Shareholders' equity                                           35,197,520
                                                              ------------
                                                               -----------
     Total liabilities and shareholders' equity               $374,354,224
                                                              ============

Net interest income                                                         $10,739,478
                                                                            ==========


Net interest margin                                                                       4.40%
                                                                                        =======

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b)Includes loans held for sale

                                                             Nine Months Ended September 30,
                                                                            2006
                                                             ---------------------------------
                                                               Average
                                                               balance        Interest   Yield
                                                             -------------  ----------- ------
ASSETS
Interest-earning assets:
  Federal funds sold and Federal Home Loan Bank deposit      $  9,774,056   $  354,612   4.85%
  Federal Home Loan Bank stock                                  1,797,337       75,574   5.62
  Investment securities held to maturity and investment
    securities available for sale (a)                          50,684,366    2,052,943   5.42
  Loans, net of unearned income: (a)
    Demand and time                                            74,925,928    4,435,762   7.92
    Residential mortgage (b)                                   72,316,754    3,926,413   7.26
    Commercial mortgage and construction                      106,817,351    6,228,346   7.80
    Installment                                                 1,524,356       80,978   7.10
    Lease financing                                             1,547,508       80,889   6.99
                                                             -------------  -----------
     Total loans                                              257,131,897   14,752,388   7.67
                                                             -------------  -----------
    Total interest-earning assets                             319,387,656   17,235,517   7.22
Noninterest-earning assets:
  Cash and due from banks                                      16,614,003
  Premises and equipment                                        5,397,687
  Other assets                                                  6,859,046
  Allowance for loan losses                                    (3,312,611)
  Unrealized gains on available for sale securities             1,118,516
                                                             -------------
     Total assets                                            $346,064,297
                                                             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                            $ 63,080,204      112,003   0.24%
  Money market                                                 51,003,153    1,393,845   3.65
  Other time                                                   96,619,880    3,145,983   4.35
  Borrowings                                                   42,079,151    1,720,595   5.47
                                                             -------------  -----------
                                                              252,782,388    6,372,426   3.37
                                                                            -----------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                                 57,997,061
  Other liabilities                                             1,091,680
Shareholders' equity                                           34,193,168
                                                             -------------
                                                              ------------
     Total liabilities and shareholders' equity              $346,064,297
                                                             =============

Net interest income                                                         $10,863,091
                                                                            ===========


Net interest margin                                                                      4.55%
                                                                                        ======

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b)Includes loans held for sale

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

     The Company recorded a provision for loan losses of $264,000 in the first nine months of 2007 and none in the first nine months of 2006. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 2.46% at September 30, 2007 compared to 0.84% at September 30, 2006 and increased from 2.19% at December 31, 2006.

Noninterest Income

     Noninterest income was $4.8 million for the nine months ended September 30, 2007, a decrease of $2.7 million or 36.1%, compared to the corresponding period in 2006. This decrease was due primarily to the $2.2 million gain on the sale of equity securities in 2006 and an 8.3% or $158,000 decrease in the fees and commissions earned by CMSI and a 10.0% or $159,000 decrease in Point of Sale revenue and ATM fees.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission were substantially the same for the nine months ended September 30, 2007, compared to the same period in 2006. Electronic banking fee income decreased by $159,000 for the nine months ended September 30, 2007 compared to the corresponding period in 2006.

     Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 71% of total electronic banking revenue. Fees from ATMs represent approximately 7% of total electronic banking revenue. Fees from check cards represent approximately 13% of electronic banking revenue. Service charge fees for one customer comprise the remaining 9% of electronic banking fees. The majority of these fees were one time fees.

     Mortgage-banking revenue decreased by $158,000 to $1.8 million in 2007 from $1.9 million in 2006. During 2004, the Company opened a mortgage subsidiary, CMSI. Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.

     The Company realized gains on the sales of equity securities of $2.2 million for the nine months ended September 30, 2006, compared to none for the same period in 2007. These security gains taken in 2006 substantially offset the $2.3 million prepayment penalty for restructuring a $35 FHLB advance at 6.84% maturing February 2, 2010.

Noninterest Expense

     Noninterest expense decreased $3.2 million or 20.4% for the nine months ended September 30, 2007, compared to the same period in 2006. The decrease was due primarily to the $1.8 million charge representing the loss from a check kiting scheme in 2006 by one of the Bank's commercial customers and the $2.3 million prepayment penalty for restructuring the FHLB advance in 2006 partially offset by the $215,000 or 16.4% increase in occupancy expenses and the $783,000 or 24.9% increase in other operating expenses.

     Occupancy expenses were $1.5 million for the nine months ended September 30, 2007, compared to $1.3 million for the same period in 2006, which represented an increase of $215,000 or 16.4%. This increase was primarily due to a significant increase in one branch lease whose original term of 30 years expired plus normal annual lease increases and lease payments for the new Cockeysville branch started in March 2007.

     Other operating expenses increased $783,000 or 24.9% for the nine months ended September 30, 2007. This increase was due to $202,000 in consulting fees for compliance with SOX, increased legal fees and related costs due to a significant commercial loan to one borrower, and a $155,000 write down and cost to dispose of a real estate owned property in 2007 compared to a recovery of legal fees and related expenses on the payoff of a delinquent loan in 2006.

Income Taxes

     For the nine month period ended September 30, 2007, the Company's effective tax rate was 31.2%, compared to 33.5% for the same period in 2006. The effective tax rate may fluctuate from year to year due to changes in the mix of tax-exempt loans and investments.

Results of Operations - Third Quarter 2007 and 2006

     Third quarter net income of $813,000 ($0.29 per share-diluted) in 2007 was $42,000 or 5% less than net income of $855,000 ($0.30 per share-diluted) for the same quarter of 2006. Annualized returns on average equity for these periods were 9.19% in 2007 versus 10.18% in 2006.

     Third quarter net interest income declined slightly 2% or $71,000 to $3.5 million in 2007, from $3.6 million in 2006. The decrease in net interest income was due to a decrease in the Company's net interest margin to 4.42% for the quarter ended September 30, 2007 from 4.58% in the comparable quarter in 2006. The decrease in the net interest income from the 16 basis point decrease in the net interest margin was substantially offset by the $6.6 million increase in average interest earning assets.

     Noninterest income continues to be a large contributor to the Company's profitability. The majority of the Company's non-interest income is derived from two sources: The Bank's Electronic Banking Division and Carrollton Mortgage Services, Inc. (CMSI), a subsidiary of Carrollton Bank. Noninterest income was substantially the same at $1.6 million in the third quarter of 2007 and 2006.

     Noninterest expenses were substantially the same at $3.9 million in the third quarter of 2007 and 2006. Salaries and employee benefits decreased due to the elimination of several positions partially offset by normal salary increases and additional personnel for the new branch opened in May 2007. Occupancy costs increased due to normal lease escalation charges, the new branch rent started in March, 2007 and a significant increase in a 30-year branch lease that expired.

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


  The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale. Liquid assets totaled $54.6 million or 16% of total assets at September 30, 2007.

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $126.3 million at September 30, 2007. Of this total, management places a high probability of required funding within one year on approximately $70.0 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit totaling $84.0 million with the Federal Home Loan Bank of Atlanta (the "FHLB") of which $20.0 million was outstanding at September 30, 2007. Additionally, the Company has available unsecured federal funds lines of credit of $5.0 million and secured federal funds lines of credit of $10.0 million with other institutions. There was no balance outstanding under these lines at September 30, 2007. The lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2007, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first nine months of 2007 or 2006.

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

   None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.    OTHER INFORMATION

   On October 25, 2007, the Board of Directors of the Company declared a $0.12 per share cash dividend to common shareholders of record on November 9, 2007, payable December 1, 2007.

ITEM 6.  EXHIBITS

(a)Exhibits

   (31.1) Rule 13a-14(a) Certification by the Principal Executive Officer

   (31.2) Rule 13a-14(a) Certification by the Principal Financial Officer

   (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

   (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

          On November 8, 2007, the Company filed an employment agreement with James M. Uveges, Senior Vice President and Chief Financial Officer.

          On October 29, 2007, the Company announced third quarter net income and a $0.12 quarterly dividend. On October 24, 2007, the Company filed an employment agreement with Lola B. Stokes, Senior Vice President and Compliance Officer.

          On September 25, 2007, the Company filed an employment agreement with Robert A. Altieri, President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CARROLLTON BANCORP

                                   PRINCIPAL EXECUTIVE OFFICER:

Date    November 9, 2007           /s/ Robert A. Altieri
        --------------------       ---------------------------------------------
                                   Robert A. Altieri
                                   President and Chief Executive Officer


                                   PRINCIPAL FINANCIAL OFFICER:

Date    November 9, 2007           /s/ James M. Uveges
        --------------------       ---------------------------------------------
                                   James M. Uveges
                                   Senior Vice President and Chief
                                   Financial Officer