Form 10-K
period 2007-12-31
CARROLLTON BANCORP
filed 2008-03-31
CIK 859222

U.S. Securities and Exchange Commission

Washington, D.C. 20549
FORM 10-K

Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2007

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

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant upon the closing price of such common equity as of the last business day of the most recently completed second fiscal quarter was approximately $39.0 million. For the purpose of this calculation, directors and executive officers of the registrant are considered affiliates.

At March 20, 2008, the Registrant had 2,635,377 shares of $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 13, 2008, are incorporated by reference in Part III of this Form 10-K.

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

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Statements regarding loan growth in real estate development and construction and commercial loan portfolios in 2008.

Statement regarding 2008 certificate of deposit pricing strategy.

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

Part I

Item 1: Business

General. – Carrollton Bancorp (the “Company”), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was organized on January 11, 1990, and is headquartered in Baltimore, Maryland. Carrollton Bank (the “Bank”) is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business and, as of December 31, 2007, had a total of eleven branch locations in Maryland with two branch locations in Baltimore City; three branch locations in Anne Arundel County; five branches in Baltimore County and one branch in Harford County. The Bank’s wholly owned subsidiaries are Carrollton Mortgage Services, Inc. (“CMSI”), which is used primarily to originate and sell residential mortgage loans, Carrollton Financial Services, Inc. (“CFS”), which provides brokerage services, and Mulberry Street LLC (“MSLLC”) which is used to dispose of other real estate owned. Carrollton Community Development Corporation (“CCDC”) is a 96.4% owned subsidiary of the Bank which promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Metropolitan Baltimore area.

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

The executive offices of the Company and the principal office of the Bank are located at 344 North Charles Street, Baltimore, Maryland 21201, telephone number (410) 536-4600. The Company files quarterly and annual reports with the Securities and Exchange Commission (“SEC”) on forms 10-Q and 10-K, respectively, proxy materials on Schedule 14A and current reports on Form 8-K. The Company makes available, free of charge, all of these reports, as well as any amendments, through the Company’s Internet site as soon as is reasonably practicable after they are filed electronically with the SEC. The address of that site is http://www.carrolltonbank.com. To access the SEC reports, click on “About Us” —“SEC Filings”. The SEC also maintains an internet site that contains reports, proxy materials and information statements at http://sec.gov. In addition, the Company will provide paper copies of filings free of charge upon written request.

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

First and second residential mortgage loans, made principally through the Bank’s subsidiary, CMSI, enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value ratio greater than 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. Residential loans are considered low risk based on the type of collateral (residential property) and the underwriting standards used.  The Bank experienced $76,426 of losses and $7,516 in recoveries on residential mortgage loans in 2007.  The Bank experienced no losses and no recoveries on residential mortgage loans in 2006. The Bank experienced no losses and recoveries of $14,874 in 2005.  There were approximately $1.7 million of residential mortgage loans delinquent more than 90 days at December 31, 2007.

Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower’s primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered low due to the underlying values of the collateral. The Bank experienced losses on home equity loans of $100,455 during 2007 and none during 2006 and 2005. The Bank experienced no recoveries on home equity loans during 2007 and 2006 and $7,700 during 2005. There were approximately $249,000 of home equity loans delinquent more than 90 days at December 31, 2007.

Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 115% coverage of the business debt service, and for income-producing property to be self-supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. The repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business. The Bank experienced losses on commercial mortgage loans of $220,640 during 2007, $59,120 during 2006 and $0 during 2005. There were no commercial mortgage loans past due more than 90 days at December 31, 2007.

Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank typically will finance 70% to 80% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank did not experience any losses or recoveries on construction and land development loans during 2007, 2006 and 2005. There were no construction and land development loans past due more than 90 days at December 31, 2007.

Demand and time loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had no losses or recoveries on demand and time loans in 2007 and 2006.The Bank had losses of $123,578 and recoveries of $130,904 on time demand and loans in 2005. There were $3.3 million of demand and time and line of credit loans delinquent more than 90 days at December 31, 2007.

Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. The Bank makes unsecured home improvement loans to a maximum amount of $15,000. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower’s home, typically a borrower’s most significant asset. In addition, the debt-to-income ratio requirement helps determine the borrower’s current ability to repay the loan. The Bank had charge-offs of home improvement loans of $249, $11,515 and $0, in 2007, 2006 and 2005, respectively. There were recoveries of $320, $608, and $0, in 2007, 2006, and 2005 respectively. There were no home improvement loans delinquent more than 90 days at December 31, 2007.

The remainder of the consumer loan portfolio is comprised of installment loans for automobiles, boats and recreational vehicles (“RV”), overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance up to 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (NADA) publication for used cars. The Bank will finance up to 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower’s current ability to repay. The Bank had no losses on automobile loans in 2007 and $6,849 in 2006 and no losses in 2005 and recoveries of $5,598, $1,251, and $0, in 2007, 2006 and 2005, respectively. There were approximately $11,000 of automobile or other vehicle loans past due more than 90 days at December 31, 2007.

Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2007, 2006, and 2005 were $2,916, $11,662, and $1,927, respectively. There were $1,000 overdraft loans and other personal loans past due more than 90 days at December 31, 2007.

Loans secured by savings accounts and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 95% of balances in savings or certificate of deposit accounts. The Bank will advance funds up to 60% of the market value of actively traded stock certificates and bonds or 50% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2007, 2006, or 2005. Recoveries on loans secured by stocks and bonds were $437, $0, and $0 in 2007, 2006, and 2005 respectively. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 2007.

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

MSLLC was established in 2004 for the purpose of disposing of real estate owned.  There was no activity in MSLLC in 2007, 2006, and 2005.

Investment Activities. – The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 15% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2008 to 2031, as well as equity securities.

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

In addition to traditional deposit services, the Bank offers telephone banking services, internet banking services and internet bill paying services to its customers.  Also, the Bank offers remote deposit capture to its commercial customers.

Brokerage Activities. – CFS provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2007, commission income totaled $678,000 and net income was $158,000.

Market. – The Company considers its core markets to be the communities within the Baltimore Metropolitan Statistical Area (“Baltimore MSA”), particularly Baltimore City and the counties of Baltimore, Anne Arundel and Harford. Lending activities are broader and include areas outside of the Baltimore MSA. CMSI operates in Delaware, Pennsylvania, Virginia and West Virginia in addition to its core Maryland operations.

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

Employees. – As of December 31, 2007, the Bank and its subsidiaries had 137 full time equivalent employees, 29 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management believes that it has a favorable relationship with its employees.

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

Deposit Insurance. As an FDIC insured institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”).  For traditional and ROTH IRA’s, the federal deposit insurance limit is $250,000. The FDIC is required to establish the semi-annual assessments for BIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25 percent of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. The Bank currently pays a de minimus semi-annual assessment.

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

In August 1995 and May 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons the addition of IRR evaluation to the agencies’ capital guidelines has not resulted in significant changes in capital requirements for the Bank.

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

Financial Modernization. In November 1999, the Gramm-Leach-Bliley Act (“GLBA”) was signed into law. Effective in part on March 11, 2000, GLBA revises the BHCA and repeals the affiliation provisions for the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a “financial holding company.” GLBA provides that a financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with the expedited notice procedures.

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

Governmental monetary policies and economic controls

The Company is affected by monetary policies of regulatory agencies, including the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the FRB are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company’s earnings will be impacted by movement in interest rates, as discussed in Part II Item 7a. “Quantitative and Qualitative Disclosure About Market Risk.”

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

In addition, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses and the value we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value for these items based on their judgment. These adjustments could negatively impact our results of operations or financial condition.

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

Because we serve primarily individuals and smaller businesses, the ability of our customers to repay their loans is impacted by the economic conditions in these areas. As of December 31, 2007, approximately 74% of our loan portfolio consisted of commercial loans, defined as commercial and industrial, municipal, multi-family, commercial real estate and construction loans. Thus, our results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

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

Bank holding companies and state and federally chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the BHCA, as amended, and to regulation and supervision by the Federal Deposit Insurance Corporation, or FDIC, and the Office of the Maryland Commissioner. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

The FDIC, and state banking authorities possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct our business and obtain financing.

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

Changes in the Federal and State tax laws may negatively impact the financial performance of the Company

The Company is subject to changes in tax law that could increase the effective tax rate payable to the state or federal government.  These law changes may be retroactive to previous periods and as a result, could negatively affect the current and future performance of the Company.

Technology failure could adversely affect our operations and profits.

We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, and servicing or loan origination systems. The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our results of operations and financial condition.

The Company is subject to litigation risk.

In the normal course of business, the Corporation may become involved in litigation, the outcome of which may have a direct material impact on our financial position and daily operations.   Please see Note 16, “Contingencies” for the current status of existing and threatened litigation.

Changes in accounting standards or interpretation in new or existing standards could materially affect the results of the Company.

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of the Company’s financial statements.  In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting and regulations and the application of these accounting standards.  These revisions in their interpretations are out of the Company’s control and may have a material impact on the Company’s financial results of operations.

Our ability to pay dividends is limited by law and contract.

Our ability to pay dividends to our shareholders largely depends on the Company’s receipt of dividends from the Bank. The amount of dividends that the Bank may pay to the Company is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to maintain earnings for use in our business.

The market price for our common stock may be volatile.

The market price for our common stock has fluctuated, ranging between $11.25 and $18.40 per share during the 12 months ended December 31, 2007. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market share of our common stock due to, among other things:

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

Item 2: Properties

The Company owned the following properties, which had a book value of $2.7 million at December 31, 2007:

Location	Description
1740 East Joppa Road Towson, MD 21234	Full service branch with drive thru, Electronic Banking offices and leased office space
427 Crain Highway Glen Burnie, MD 21061	Full service branch with drive-thru
531 South Conkling Street Baltimore, MD 21224	Full service branch with drive-thru
344 N. Charles Street Baltimore, MD 21201	Full service branch with Executive offices, Lending offices and Finance offices

The Company leased the following facilities at an aggregate annual rental of approximately $1.1 million as of December 31, 2007:

Location	Description	Lease Expiration Date*
1066-70 Maiden Choice Lane Arbutus, MD 21229	Full service branch	April 30, 2031
4738 Shelbourne Road Baltimore, MD 21229	Detached drive-thru	April 30, 2031
Suites 101-103 & 120-122 1589 Sulphur Spring Road Baltimore, MD 21227	Administrative and operational offices	February 28, 2019
2637-A Old Annapolis Road Hanover, MD 21076	Full service branch	October 1, 2014
Wilkens Beltway Plaza 4658 Wilkens Avenue Baltimore, MD 21229	Limited-service branch	October 21, 2024
8157A Honeygo Boulevard White Marsh, MD 21236	Full service branch closed January 4, 2008. Relocated to Perry Hall, Maryland
Northway Shopping Center 684 Old Mill Road Millersville, MD 21108	Full service branch	August 31, 2014
602 Hoagie Drive Bel Air, MD 21014	Full service branch	November 30, 2044
10301 York Road Cockeysville, MD 21030	Full service branch	December 1, 2047
4040 Schroeder Avenue Perry Hall, MD 21128	Full service branch opened January 7, 2008. Relocated from White Marsh, Maryland	August 13, 2047
2300 York Road Timonium, MD 21093	Mortgage subsidiary offices	January 14, 2010
208 Hickory Avenue Bel Air, MD 21014	Mortgage subsidiary office closed	March 31, 2010
8905 Harford Road Baltimore, MD 21234	Mortgage subsidiary offices	June 30, 2008
1 Center Square, Suite 201 Hanover, PA 17331	Mortgage subsidiary offices	June 29, 2008

*Expiration date, assuming the Company exercises all extension options.

Item 3: Legal Proceedings

The Company is involved in various legal actions arising from normal business activities. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operation or financial position of the Company.

Item 4: Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2007.

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading and Dividends

As of December 31, 2007, there were 380 shareholders of record of the Company. The Company’s Common Stock has traded on the National Association of Security Dealers’ Automated Quotation System (“NASDAQ”) National Market Tier of The NASDAQ Stock Market under the symbol “CRRB.” Currently, there are two broker-dealers who make a market in the Common Stock.

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

Dividends declared per share on the Company’s common stock were $0.48 in 2007, $0.45 in 2006, and $0.40 in 2005, representing a payout ratio of 63.88% in 2007, 48.98% in 2006, and 45.97% in 2005. The dividend payout ratio is the result of dividing the amount of dividends paid by net income.

The Company implemented a Dividend Reinvestment Plan that provides automatic reinvestment of dividends in additional shares of Company common stock.

During 2007, the Company repurchased and retired 16,015 shares of common stock at an average price of $16.50. In 2006, the Company repurchased and retired 7,518 shares of common stock at a price of $17.14 per share.

The following table sets forth the high and low sales price and dividends per share of the Company’s common stock for the periods indicated.

Period	Price Per Share				Cash Dividends Paid Per Share
	2007		2006		2007	2006
	Low	High	Low	High
4th Quarter	$11.25	$14.85	$16.99	$19.45	$0.12	$0.12
3rd Quarter	12.00	16.73	16.11	18.00	0.12	0.11
2nd Quarter	15.55	18.40	15.64	18.80	0.12	0.11
1st Quarter	16.40	18.00	14.40	15.95	0.12	0.11
					$0.48	$0.45

As of December 31, 2007, there were 380 common shareholders of record holding an aggregate of 2,834,975 shares. The Company believes there to be in excess of 561 beneficial owners of the Company’s Common Stock.

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

The following chart compares the cumulative Shareholder return on the Company’s common stock from December 31, 2002 to December 31, 2007 with the cumulative total of the NASDAQ Composite (U.S.), the NASDAQ Bank and SNL Mid-Atlantic Indices. The comparison assumes $100 was invested on December 31, 2002 in the Company’s common stock and in each of the foregoing indices. It also assumes reinvestment of any dividends.

The Company does not make, nor does it endorse, any predictions as to future stock performance.

Carrollton Bancorp

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Carrollton Bancorp	100.00	131.90	134.76	116.78	137.26	115.23
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Mid-Atlantic Bank Index	100.00	142.18	150.59	153.26	183.94	139.10

The following table provides information about the Company’s equity securities that may be issued under all of the Company’s equity compensation plans as of the end of the most recently completed fiscal year:

Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	184,555	$14.64	496,400
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	184,555	$14.64	496,400

Item 6: Selected Financial Data

	2007	2006	2005	2004	2003
Consolidated Income Statement Data:
Interest income	$23,676,360	$23,127,504	$19,071,379	$15,500,323	$15,935,691
Interest expense	9,762,324	8,737,450	7,375,083	5,321,622	6,639,734
Net interest income	13,914,036	14,390,054	11,696,296	10,178,701	9,295,957
Provision for loan losses	536,000	—	—	—	243,000
Net interest income after provision for loan losses	13,378,036	14,390,054	11,696,296	10,178,701	9,052,957
Noninterest income	6,274,142	8,898,996	10,718,636	8,781,151	8,268,612
Noninterest expenses	16,475,141	19,381,003	18,634,124	17,751,000	16,058,355
Income before income taxes	3,177,037	3,908,047	3,780,808	1,208,852	1,263,214
Income taxes	1,050,774	1,323,268	1,322,371	320,488	338,500
Net income	$2,126,263	$2,584,779	$2,458,437	$888,364	$924,714
Consolidated Balance Sheet Data, at year end
Assets	$352,848,570	$349,824,752	$360,467,146	$319,123,132	$302,409,975
Gross loans	261,623,833	260,001,314	247,943,073	219,726,294	199,296,561
Deposits	285,638,625	277,903,801	271,626,503	225,846,145	207,056,100
Shareholders’ equity	35,931,300	34,711,378	34,640,165	34,215,280	34,124,882
Per Share Data:
Number of shares of Common Stock outstanding, at year-end	2,834,975	2,806,705	2,809,698	2,834,823	2,828,078
Net income:
Basic	$0.75	$0.92	$0.87	$0.31	$0.33
Diluted	0.75	0.90	0.87	0.31	0.32
Cash dividends declared	0.48	0.45	0.40	0.38	0.36
Book value, at year end	12.67	12.37	12.33	12.07	12.07
Performance and capital ratios:
Return on average assets	0.61%	0.75%	0.72%	0.29%	0.29%
Return on average shareholders’ equity	5.97%	7.55%	7.12%	2.61%	2.71%
Net interest margin (a)	4.34%	4.57%	3.89%	3.81%	3.36%
Average shareholders’ equity to average total assets	10.22%	9.91%	10.13%	11.11%	10.83%
Year-end capital to year-end risk- weighted assets:
Tier 1	12.35%	11.92%	11.63%	11.52%	13.75%
Total	13.63%	13.20%	13.51%	12.74%	15.51%
Year-end Tier 1 leverage ratio	10.03%	9.74%	8.96%	9.41%	10.35%
Cash dividends declared to net income	63.88%	48.98%	45.97%	121.17%	109.96%
Asset Quality Ratios:
Allowance for loan losses, at year-end to:
Gross loans	1.25%	1.20%	1.35%	1.59%	1.83%
Nonperforming, restructured and past-due loans	55.28%	54.93%	209.50%	132.05%	151.37%
Net charge-offs to average gross loans	0.15%	0.08%	0.06%	0.08%	0.09%
Nonperforming assets as a percent of period-end gross loans and foreclosed real estate	2.26%	2.19%	0.64%	1.20%	1.26%

(a) Net interest margin is the ratio of net interest income, determined on a fully taxable equivalent basis (a non-GAAP financial measure), to total average interest earning assets.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on the Company’s current intent, belief and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to statements of the Company’s plans, strategies, objectives, intentions, including, among other statements, statements involving the Company’s projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiary, and liquidity and capital levels.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore-Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. The Company undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2008.

Business and Overview

The Company is a bank holding company headquartered in Baltimore, Maryland with one wholly-owned subsidiary, the Bank. The Bank has four subsidiaries, CMSI, CFS, and MSLLC which are wholly owned, and CCDC, which is 96.4% owned.

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

During 2007, total assets increased $3.0 million to $352.8 million due to the $1.5 million or 0.6% increase in loans that were funded primarily by the increase in deposits. The increase in cash and cash equivalents was used to pay off $7.0 million of Federal Home Loan Bank of Atlanta (FHLBA) advances.

Net income for the year ended December 31, 2007 totaled $2.1 million compared to $2.6 million for the prior year, an 18% decrease.   The Company’s earnings performance for the year ended December 31, 2007 was impacted by the decision to stop servicing money service businesses (MSB) as of September 2006, hiring consultants to assist in documenting internal controls for compliance with Sarbanes-Oxley (SOX), the increase in the provision for loan losses, and legal fees and related expenses for non-accrual loans.

The earnings for the year ended December 31, 2006 included a before tax charge of approximately $1.8 million ($1.2 million after tax) representing the loss from a check kiting scheme by one of the Bank’s commercial customers. The earnings also included a charge of approximately $2.3 million representing a prepayment penalty for restructuring a $35 million FHLBA advance at a fixed rate of 6.84% maturing February 2, 2010. This charge was substantially offset by a gain of approximately $2.2 million from the sale of equity securities. The earnings for the year ended December 31, 2005 included security gains of $840,000 from the sale of equity securities, a $506,000 charge representing a penalty for the prepayment of a $5 million FHLBA advance at 7.26% maturing May 24, 2010, and the write down and cost of disposal of ATMS totaling $563,000 related to the termination of the Wal-Mart agreement. Wal-Mart terminated the agreement for Carrollton Bank to provide automated teller machines (ATMs) at Wal-Mart, Sam’s Club and Wal-Mart Supercenters in Maryland, Virginia and West Virginia.

Comparing the year ended December 31, 2007 and 2006, net interest income decreased by $476,000 or 3% due to the Company’s net interest margin declining 23 basis points to 4.34% in 2007 compared to 4.57% in 2006.  This was a result of deposit and borrowing costs increasing more rapidly than yields on interest earning assets through September 2007.  Since September 2007, the Federal Open Market Committee (FOMC) reduced rates 1% through December 31, 2007.  The decrease in net interest income from the decrease in the net interest margin was partially offset by the $7.4 million increase in average interest earning assets.

The Company recorded a provision for loan losses of $563,000 for the year ended December 31, 2007, and none in 2006.

For the year ended December 31, 2007, noninterest income was $6.3 million compared to $8.9 million for the year ended December 31, 2006, a decrease of $2.6 million or 30%.  The decrease was due primarily to the $2.2 million gain on the sale of securities in 2006, a $171,000 or 15% decrease in service charges, a $181,000 or 7% decrease in the fees and commissions earned by CMSI and a $169,000 or 8% decrease on Point of Sale revenue and ATM fees.

Noninterest expenses were $16.5 million for the year ended December 31, 2007 compared to $19.4 million for the year ended December 31, 2006, a $2.9 million or 15% decrease.    The decrease was due to the $1.8 million charge from the check kiting scheme in 2006, the $2.3 million prepayment penalty for restructuring the FHLB advance in 2006 partially offset by the $225,000 or 3% increase in salaries, the $269,000 or 15% increase in occupancy costs and the $855,000 or 20% increase in other operating expenses.  The $225,000 increase in salaries was due to additional personnel for the new branch opened in May 2007 and normal salary increases partially offset by the elimination of personnel.  The $269,000 increase in occupancy costs was due to normal lease escalation charges, the new branch rent started in March 2007, and a significant increase in a 30-year branch lease that renewed in April 2006.  The $855,000 increase was due to $202,000 in consulting fees for compliance with SOX, increased legal fees and related costs due to a significant commercial loan to one borrower and increased nonaccrual loans and a $155,000 write down and cost to dispose of a real estate owned property in 2007compared to a recovery of legal fees and related expenses on the payoff of a delinquent loan in 2006.

The Company opened its newest retail branch in Perry Hall, Maryland on January 7, 2008.  Simultaneously, the White Marsh branch was closed on January 4, 2008.

Based upon current earnings and encouraging prospects for future earnings, the Company paid dividends of $0.48 per share to shareholders during 2007.

Results of Operations

Summary

The Company reported net income for 2007 of $2.1 million or $0.75 per diluted share, representing an 18% decrease from 2006 net income of $2.6 million or $0.90 per share.

The loan portfolio net of the Allowance for Loan Losses and including loans held for sale increased 0.6% to $265.9 million  as a result of the Company’s continuing efforts to align the loan portfolio to be in line with typical commercial banks. Loans held for sale were substantially the same at $7.5 million due to the slow down in the residential housing market. Interest income on loans, including loans held for sale, increased 3.2% due to average loans, including loans held for sale, increasing $10.6 million and partially offset by loans repricing to lower rates in the fourth quarter of 2007.

The deposit portfolio increased 2.8% to $285.6 million, with the majority of the growth derived from money market accounts and certificates of deposit.  Partially affecting these increases were decreases in noninterest bearing deposits and savings accounts. Interest expense increased during 2007, due to an $8.3 million increase in average interest-bearing deposits and the yield on interest-bearing deposits increasing 44 basis points.

Noninterest income decreased 29.5% or $2.6 million in 2007 compared to 2006, due primarily to a $2.2 million gain on the sale of securities in 2006, a 15.3% or $171,000 decrease in service charges, a 7.3% or $181,000 decrease in the fees and commissions earned by CMSI and an 8.1% or $166,000 decrease on Point of Sale revenue and ATM fees.

Noninterest expense decreased 15.0% or $2.9 million in 2007 compared to 2006. The decrease was due to the $1.8 million charge from the check kiting scheme by one of the Bank’s commercial customers and the $2.3 million prepayment penalty for restructuring a FHLBA advance in 2006 partially offset by the $225.000 or 3% increase in salaries, the $269,000 or 15% increase in occupancy costs and the $855,000 or 20% increase in other operating expenses.  The $225,000 increase in salaries was due to additional personnel for the new branch opened in May 2007 and normal salary increases partially offset by the elimination of personnel.  The $269,000 increase in occupancy costs was due to normal lease escalation charges, the new branch rent started in March 2007, and a significant increase in a 30-year branch lease that renewed in April 2006.  The $855,000 increase was due to $202,000 in consulting fees for compliance with SOX, increased legal fees and related costs due to a significant commercial loan to one borrower and increased nonaccrual loans and a $155,000 write down and cost to dispose of a real estate owned property in 2007 compared to a recovery of legal fees and related expenses on the payoff of a delinquent loan in 2006.

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

Net Interest Income

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the FRB, are also important.

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

Average Balances, Interest, and Yields

	2007			2006			2005
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold and Federal Home Loan Bank deposit	$3,737,413	$ 181,635	4.86%	$7,839,525	$382,625	4.88%	$19,067,206	$623,910	3.27%
Federal Home Loan Bank stock	1,544,464	99,223	6.42	1,742,153	99,046	5.69	2,643,019	109,616	4.15
Investment securities: (a)
U.S. government agency	16,043,046	902,454	5.63	15,316,293	788,538	5.15	20,306,719	560,887	2.76
State and municipal	9,233,678	572,591	6.20	8,734,211	544,815	6.24	4,027,933	264,620	6.57
Mortgage-backed securities	19,650,335	1,067,144	5.43	21,554,754	1,170,089	5.43	11,089,402	611,055	5.51
Corporate bonds	5,877,246	391,199	6.66	4,089,963	270,840	6.62	1,277,192	70,749	5.54
Other	1,140,856	53,199	4.66	1,154,060	49,212	4.26	1,877,280	135,232	7.20
	51,945,161	2,986,587	5.75	50,849,281	2,823,494	5.55	38,578,526	1,642,543	4.26
Loans:
Demand and time	73,606,674	5,844,340	7.94	73,339,911	5,862,743	7.99	67,134,231	3,554,951	5.30
Residential mortgage (b)	77,543,499	5,704,170	7.36	72,131,409	3,926,413	5.44	74,654,896	4,613,621	6.18
Commercial mortgage and construction	116,904,123	8,988,319	7.69	110,899,759	8,544,541	7.70	97,985,886	8,298,411	8.47
Installment	1,238,724	100,692	8.13	1,504,253	80,978	5.38	1,813,896	154,258	8.50
Lease financing	595,593	39,494	6.63	1,429,551	80,889	5.66	2,782,231	214,524	7.71
	269,888,613	20,677,015	7.66	259,304,883	20,044,135	7.73	244,371,140	16,835,765	6.89
Total interest-earning assets	327,115,651	23,944,460	7.32	319,735,842	23,349,301	7.30	304,659,891	19,211,834	6.31
Noninterest-bearing cash	8,649,236			14,651,700			26,624,448
Premises and equipment	6,533,050			5,432,452			5,694,687
Other assets	8,170,747			7,993,335			4,034,529
Allowance for loan losses	(3,108,760)			(3,287,376			(3,472,722)
Unrealized gains on available for sale securities, net	1,133,365			1,065,683			3,412,785
	$348,493,289			$345,591,636			$340,953,618
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Savings and NOW	55,719,609	131,760	0.24%	$62,309,713	147,770	0.24%	$67,931,566	162,865	0.24%
Money market	56,986,611	2,248,253	3.95	51,303,354	1,936,266	3.77	40,658,604	998,161	2.45
Certificates of deposit	117,106,699	5,700,452	4.87	101,071,899	4,521,369	4.47	81,412,306	2,861,697	3.52
	229,812,919	8,080,465	3.52	214,684,966	6,605,404	3.08	190,002,476	4,022,723	2.12
Borrowed funds	32,222,600	1,681,860	5.22	38,900,240	2,132,046	5.48	54,879,637	3,352,360	6.11
Total interest-bearing liabilities	262,035,519	9,762,325	3.73	253,585,206	8,737,451	3.45	244,882,113	7,375,083	3.01
Noninterest-bearing deposits	49,584,706			56,441,180			59,645,770
Other liabilities	1,261,192			1,312,259			1,885,164
Shareholders’ equity	35,611,872			34,252,991			34,540,571
Total liabilities and shareholders’ equity	$348,493,289			$345,591,636			$340,953,618
Net interest margin	$327,115,651	$14,182,135	4.34%	$319,735,842	$14,611,850	4.57%	$304,659,891	$11,836,751	3.89%

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

Net interest income on a tax-equivalent basis decreased to $14.2 million for the year ended December 31, 2007 compared to $14.6 million for 2006. The decrease in tax-equivalent net interest income during 2007 was due to the decrease in the net interest margin of 23 basis points partially offset by a $10.6 million increase in average interest-earning assets during 2007 compared to 2006.

The $10.6 million or 4.1% increase in average loans outstanding is attributed to the Company’s active business development efforts in its residential and construction and land development loan portfolio and general economic conditions of the Company’s primary service market. The yield on loans decreased to 7.66% in 2007 compared to 7.73% for 2006 as the Federal Open Market Committee (FOMC) began lowering rates in September 2007. The yield on investment securities increased to 5.75% in 2007 from 5.55% in 2006. The net impact was a $430,000 or 2.9% decrease in tax-equivalent interest income for the year ended December 31, 2007 compared to 2006.

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

Interest expense increased $1.0 million to $9.8 million in 2007 from $8.7 million in 2006. Interest expense on deposits increased primarily due to a change in the deposit mix, with an increase in the amount of interest-bearing deposits and the cost of interest-bearing deposits increased from 3.08% in 2006 to 3.52% in 2007.  Interest expense on borrowed funds decreased due to a $6.7 million decrease in average borrowed funds and the cost of average borrowed funds decreasing to 5.22% for the year ended December 31, 2007 compared to 5.48% for the same period in 2006.

The following table and the related discussions of interest income and interest expense provide further analysis of the changes in net interest income during 2007 and 2006:

2007 Compared to 2006	2006 Compared to 2005
Change Due to Variance In	Change Due to Variance In
	Rate(b)	Volume(b)	Total	Rates(b)	Volume(b)	Total
Interest income
Federal funds sold and interest-bearing deposits with other banks	$(778)	$(200,213)	$(200,991)	$126,216	$(367,145)	$(240,929)
Investment securities and FHLB stock	113,357	49,913	163,270	682,785	485,348	1,168,133
Loans (a)	(185,237)	818,117	632,880	2,181,328	1,028,935	3,210,263
Total interest earned	(72,658)	667,817	595,159	2,990,329	1,147,138	4,137,467
Interest expense
Deposits	1,009,606	465,455	1,475,061	2,060,511	523,269	2,583,780
Borrowings	(84,198)	(365,989)	(450,187)	(245,070)	(976,341)	(1,221,411)
Total interest expense	925,408	99,466	1,024,874	1,815,440	(453,072)	1,362,368
Net interest income	$(998,066)	$568,351	$(429,715)	$1,174,889	$1,600,210	$2,775,099

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

Due to the slow down in the housing and real estate market, the Company has experienced an increase in its delinquency rate and charge off rate. The Company recorded a provision for loan losses of $536,000 in 2007 and none for the years ended December 31, 2006 and 2005. Nonaccrual, restructured and delinquent loans over 90 days to total loans increased to 2.26% at the end of 2007 compared to 2.19% in 2006. The ratio of net loan losses to average loans increased in 2007 to 0.15% compared to 0.08% for 2006.  Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 2.19% at the end of 2006 compared to 0.64% in 2005. The ratio of net loan losses to average loans increased in 2006 to 0.08% compared to 0.06% for 2005.

Noninterest Income

Noninterest income decreased from $8.9 million during 2006 to $6.3 million in 2007 due primarily to the $2.2 million gain on the sale of securities in 2006. The $181,000 decrease in net gains and fees on sales of mortgage loans corresponded to a decrease in the fees received on mortgage loans sold during the year due to a slow down in the residential housing market. The $166,000 decrease in electronic banking was due to a reduction in the number of Point of Sale transactions in 2007 compared to 2006.  The $171,000 decrease in service charges was due to the decision to stop servicing money service businesses (MSB) as of September 2006, and was partially offset by fee increases effective January 2007.  In 2006, sales of available-for-sale securities generated $2.2 million in gains compared to $840,000 in 2005.

Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees. Through December 31, 2005, the Company maintained ATMs in Wal-Mart stores in Maryland, Virginia and West Virginia, as well as at its branches. Effective January 22, 2006, the agreement with Wal-Mart for the Bank to provide ATM services at its locations in Maryland, Virginia and West Virginia was terminated. The fees from the ATMs represent approximately 6% of total electronic banking revenue in 2007. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, and NYCE). This national POS sponsorship income represents approximately 74% of total electronic banking revenue. Fees from check cards comprise the remaining 13% of electronic banking revenue.  Service charge fees for one customer comprise the remaining 7% of electronic banking fees.  The majority of these fees were one time fees.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.

Noninterest Expenses

Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. Noninterest expenses were $16.5 million for the year ended December 31, 2007 compared to $19.4 million for the year ended December 31, 2006, a $2.9 million or 15% decrease.  The decrease was due to the $1.8 million charge from the check kiting scheme in 2006, the $2.3 million prepayment penalty for restructuring the FHLB advance in 2006 partially offset by the $225,000 or 3% increase in salaries, the $269,000 or 15% increase in occupancy costs and the $855,000 or 20% increase in other operating expenses.  The $225,000 increase in salaries was due to additional personnel for the new branch opened in May 2007 and normal salary increases partially offset by the elimination of personnel.  The $269,000 increase in occupancy costs was due to normal lease escalation charges, the new branch rent started in March 2007, and a significant increase in a 30-year branch lease that expired April 2006.  The $855,000 increase was due to $202,000 in consulting fees for compliance with SOX, increased legal fees and related costs due to a significant commercial loan to one borrower and increased nonaccrual loans and a $155,000 write down and cost to dispose of a real estate owned property in 2007 compared to a recovery of legal fess and related expenses on the payoff of a delinquent loan in 2006.

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

Income Tax Provision

Income tax expense was $1.1 million in 2007 and $1.3 million in 2006 and 2005. The effective tax rate was 33.1% in 2007, 33.9% in 2006 and 35.0% in 2005. The effective tax rates fluctuate from year to year due to changes in the mix of tax-exempt loans and investments as a percentage of total loans and investments. During 2007 and 2006, the Company purchased additional tax exempt securities, which reduced the effective tax rates.

Financial Condition

Summary

Total assets of the Company increased by 0.9% to $352.8 million at December 31, 2007 from $349.8 million at December 31, 2006. Investment securities decreased 4.1% to $52.8 million at December 31, 2007. Gross loans, excluding loans held for sale, increased by 0.6% to $261.6 million at December 31, 2007 compared to $260.0 million at the end of 2006. Interest-earning assets increased $2.8 million to $329.9 million and were 93.5% of total assets at December 31, 2007.

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

The components of the investment portfolio were as follows at December 31:

	2007	2006	2005	2004	2003
Available for Sale
U.S. Government agency	$11,688,457	$9,637,760	$10,740,335	$19,913,790	$34,566,285
Mortgage-backed securities	11,441,115	12,725,553	8,490,125	8,447,886	9,628,267
State and municipal bonds	4,904,648	5,724,959	3,689,859	4,137,433	5,197,716
Corporate bonds	4,788,589	5,621,529	1,514,471	3,036,920	6,820,340
Subtotal	32,822,809	33,709,801	24,434,790	35,536,029	56,212,608
Equity securities	1,966,123	2,224,846	4,660,213	6,952,463	6,246,349
Total available for sale	34,788,932	35,934,647	29,095,003	42,488,492	62,458,957
Held to Maturity
U.S. Government agency	6,460,305	6,456,069	5,000,000	—	—
Mortgage-backed securities	7,130,202	8,761,200	9,575,713	—	—
State and municipal bonds	3,912,769	3,912,704	3,912,692	—	—
Equity securities	500,000	—	—	—	25,000
Total held to maturity	18,003,276	19,129,973	18,488,405	—	25,000
Total investment securities	$52,792,208	$55,064,620	$47,583,408	$42,488,492	$62,483,957

Note: Investments classified as available for sale are carried at fair value whereas investments classified as held to maturity are carried at amortized cost.

The following table shows the maturity of the investment portfolio at December 31, 2007:

	Available for Sale			Held to Maturity
Maturing	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Within one year	$5,503,111	$5,050,273	6.56%	$500,000	$443,750	6.74%
Over one to five years	2,984,706	3,010,030	5.60	—	—	—
Over five to ten years	3,435,926	3,575,687	5.80	9,962,551	10,031,598	5.32
Over ten years	9,488,234	9,745,704	4.93	410,523	415,278	5.74
	21,411,977	21,381,694		10,873,074	10,890,626
Mortgage-backed securities	11,324,751	11,441,115	5.78	7,130,202	7,106,972	4.74
Equity securities	1,140,856	1,966,123	4.66	—	—	—
	$33,877,584	$34,788,932		$18,003,276	$17,997,598

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

Investment securities decreased $2.3 million to $52.8 million at December 31, 2007 compared to $55.1 million at December 31, 2006. The decrease was due to the maturity of a $2.0 million agency security and monthly principal payments.

Loans

The following table represents a breakdown of loan balances at December 31:

	2007	2006	2005	2004	2003
Real Estate:
Residential	$66,259,210	$55,057,625	$53,148,211	$55,242,018	$57,586,028
Commercial	111,474,356	120,397,988	97,909,115	94,858,597	82,856,038
Construction and land development	35,206,622	29,996,306	37,415,478	17,774,874	16,275,828
Demand and time	46,406,977	51,549,802	56,118,527	46,168,587	35,978,633
Lease financing	287,519	969,113	1,936,482	3,598,003	4,449,408
Installment	1,989,149	2,030,480	1,415,260	2,084,215	2,150,626
	261,623,833	260,001,314	247,943,073	219,726,294	199,296,561
Allowance for loan losses	3,270,425	3,131,021	3,337,163	3,485,076	3,648,245
Loans, net	$258,353,408	$256,870,293	$244,605,910	$216,241,218	$195,648,316

Gross loans, excluding loans held for sale, increased $1.6 million or 0.6% from $260.0 million as of December 31, 2006 to $261.6 million as of December 31, 2007.   The increase was primarily in residential lending while commercial lending, including commercial construction and land development, decreased slightly. Commercial loans amounted to $193.4 million at December 31, 2007 and were 74% of total loans. Consumer loans amounted to $68.2 million and were 26% of total loans.

The following table shows the contractual maturities and interest rate sensitivities of the Company’s loans at December 31, 2007. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, the Company’s experience indicates that a significant number of loans will be extended or repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Real Estate:
Residential	$ 1,357,659	$ —	$ 1,200,989	$ —	$27,872,355	$35,828,207	$ 66,259,210
Commercial	16,949,002	5,517,525	59,072,096	1,293,075	26,769,816	1,872,842	111,474,356
Construction and land development	8,147,002	11,581,660	1,715,914	5,354,212	8,407,834	—	35,206,622
Demand and time	1,800,044	30,537,636	10,675,374	754,420	2,066,134	573,369	46,406,977
Lease financing	122,790	—	164,729	—	—	—	287,519
Installment	761,245	16,489	269,253	500,914	184,896	256,352	1,989,149
	$29,137,742	$47,653,310	$73,098,355	$7,902,621	$65,301,035	$38,530,770	$261,623,833

The following table provides information concerning nonperforming assets and past due loans at December 31, 2007:

	2007	2006	2005	2004	2003
Nonaccrual loans (a)	$4,819,139	$3,699,397	$1,413,925	$615,394	$712,116
Restructured loans	178,003	180,686	—	455,864	661,974
Foreclosed real estate	—	1,383,163	—	—	100,000
	$4,997,142	$5,263,246	$1,413,925	$1,071,258	$1,474,090
Accruing loans past-due 90 days or more	$918,986	$436,599	$179,012	$1,567,919	$1,036,018

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

The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $901,582, $534,639, and $77,744 as of December 31, 2007, 2006 and 2005, respectively.

The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $1.4 million, $2.0 million, and $2.3 million as of December 31, 2007, 2006 and 2005, respectively.

Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans.

During the years ended December 31, 2003 through 2007, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company’s loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company’s federal regulators are a consideration in determining the required total allowance. Due to the level of the unallocated allowance, management did not make any provision for loan losses in 2006 and 2005.

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

	Years ended December 31
Description	2007	2006	2005	2004	2003
Balance at beginning of year	$3,131,021	$3,337,163	$3,485,076	$3,648,245	$3,578,762
Charge-offs:
Demand and time	—	—	123,578	192,440	200,173
Lease financing	25,778	154,747	168,823	—	—
Real estate:
Residential	176,881	—	—	7,746	16,898
Commercial	220,640	59,120	—	—	—
Construction	—	—	—	—	—
Installment	19,153	41,967	22,640	76,936	47,957
	442,452	255,834	315,041	277,122	265,028
Recoveries:
Demand and time	—	—	130,904	67,111	58,034
Lease financing	14,138	16,530	3,980	—	—
Real estate:
Residential	—	—	14,874	8,087	—
Commercial	187	6,290	—	—	—
Construction	—	—	—	—	—
Installment	31,531	26,872	17,370	38,755	33,477
	45,856	49,692	167,128	113,953	91,511
Net charge-offs	396,596	206,142	147,913	163,169	173,517
Provision charged to operations	536,000	—	—	—	243,000
Balance at end of the year	$3,270,425	$3,131,021	$3,337,163	$3,485,076	$3,648,245
Ratio of net charge-offs to average loans outstanding	0.15%	0.08%	0.06%	0.08%	0.09%

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

The table below provides a percentage breakdown of the loan portfolio by category to total loans at December 31:

Portfolio	2007	2006	2005	2004	2003
Demand and time and lease financing	17.8%	20.2%	23.4%	22.7%	20.2%
Real estate:
Residential	25.3	21.2	21.4	25.1	28.9
Commercial	42.6	46.3	39.6	43.2	41.6
Construction and land development	13.5	11.5	15.1	8.1	8.2
Installment	0.8	0.8	0.5	0.9	1.1
	100.0%	100.0%	100.0%	100.0%	100.0%

All loan allowances are subject to regulatory examinations and determinations as to the appropriateness of the methodology and adequacy on an annual basis.

At December 31, 2007 the allowance for loan losses was $3.3 million, a 4.5% increase from the end of 2006. The ratio of the allowance to total loans was 1.25% at December 31, 2007 and 1.20% at December 31, 2006. The ratio of net loan losses to average loans outstanding for 2007 was 0.15% compared to 0.08% for 2006. The ratio of nonaccrual loans, restructured loans and loans delinquent more than 90 days to total loans increased to 2.26% at December 31, 2007 from 2.19% at the end of 2006. The ratio of real estate loans to total loans increased to 81.4% at the end of 2007 from 79.0% at the end of 2006.

Funding Sources

Deposits

The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$ 49,584,706	—%	$ 56,441,180	—%	$ 59,645,770	—%
Interest-bearing deposits:
NOW accounts	29,273,381	0.21	32,038,917	0.21	34,384,963	0.21
Savings accounts	26,446,228	0.27	30,270,796	0.27	33,546,603	0.27
Money market accounts	56,986,611	3.95	51,303,354	3.77	40,658,604	2.45
Certificates of deposit	117,106,699	4.87	101,071,899	4.47	81,412,306	3.52
	$279,397,625	2.89	$271,126,146	2.44	$249,648,246	1.61

The following table provides the maturities of certificates of deposit of the Company in amounts of $100,000 or more at December 31, 2007:

Maturing in:
3 months or less	$ 7,392,278
Over 3 months through 6 months	7,523,621
Over 6 months through 12 months	18,573,278
Over 12 months	3,376,182
$36,865,359

Total deposits at December 31, 2007 increased by $7.7 million to $285.6 million from the end of 2006. Interest bearing accounts increased by $8.2 million and noninterest-bearing deposits decreased by $6.9 million.

The Company began offering CDARS deposits to its customers during 2004. This program allows for customers that wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is a nationwide one that allows participating banks to “swap” customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank. As of December 31, 2007, the Bank had approximately $13.6 million in CDARS deposits, an increase of $4.4 million from December 31, 2006.

Borrowed Funds

Borrowed funds consist of securities sold under repurchase agreements, federal funds purchased and borrowings from the FHLB and notes payable-U.S. Treasury. Securities sold under repurchase agreements are securities sold to the Bank’s customers under a continuing “roll-over” contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated from the Company’s other investment securities. Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Notes payable-U.S. Treasury are U.S. Treasury and Federal Treasury Tax and Loan deposits accepted by the Bank from its customers to be remitted to the Federal Reserve on a periodic basis.

Information with respect to borrowings is as follows at and for the years ended December 31:

	Maturity Date	2007	2006	2005
Amount outstanding at year-end:
Federal Home Loan Bank	March 26, 2008	$5,000,000	$5,000,000	$5,000,000
Federal Home Loan Bank	May 7, 2008	5,000,000	—	—
Federal Home Loan Bank	June 27, 2008	5,000,000	—	—
Federal Home Loan Bank	February 2, 2010	—	—	35,000,000
Federal Home Loan Bank	Daily Rate Credit	—	17,000,000	—
		$15,000,000	$22,000,000	$40,000,000
Federal funds purchased and securities sold under repurchase agreements		$14,589,152	$13,405,463	$9,280,348
Notes-payable — U.S. Treasury		—	—	$1,932,124
Weighted average interest rate at year-end:
Advances from the FHLB		5.03%	5.43%	6.67%
Federal funds purchased and securities sold under repurchase agreements		4.03%	4.86%	3.59%
Notes payable — U.S. Treasury		—	—	4.17%
Maximum outstanding at any month-end:
Advances from the FHLB		$30,000,000	$40,000,000	$45,000,000
Federal funds purchased and securities sold under repurchase agreements		19,427,144	13,405,463	11,742,108
Notes payable — U.S. Treasury		—	1,432,463	1,958,750
Average balance outstanding during the year:
Advances from the FHLB		$19,753,973	$24,603,287	$44,876,712
Federal funds purchased and securities sold under repurchase agreements		11,914,984	9,040,071	8,986,714
Notes payable — U.S. Treasury		—	185,067	1,016,211
Weighted average interest rate during the year:
Advances from the FHLB		5.58%	5.38%	6.84%
Federal funds purchased and securities sold under repurchase agreements		4.67%	4.66%	2.66%
Notes payable — U.S. Treasury		—	4.18%	3.06%

Debt retirement expense of $2.3 million was incurred in 2006 due to the restructuring of a $35.0 million FHLBA advance that had a maturity date of February 2, 2010 and an interest rate of 6.84%. Debt retirement expense of $505,839 was incurred in 2005 due to the prepayment of a $5.0 million FHLB advance that had a maturity date of May 24, 2010 and an interest rate of 7.26%.

The Company may borrow under available unsecured federal funds lines of credit of $5 million and a secured federal funds line of credit of $10 million with other institutions. There was no balance outstanding under these lines at December 31, 2007 and 2006. These lines bear interest at the current federal funds rate of the correspondent bank.

Capital

Bank holding companies and banks are required by the FRB and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by shareholders’ equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

In addition, the FRB and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator’s assessment of an institution’s risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2007 and 2006. The Company’s subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

The following table shows the Company’s and the Bank’s capital ratios as of December 31:

		Carrollton Bancorp	Carrollton Bank	Carrollton Bancorp	Carrollton Bank
	Minimum	2007	2007	2006	2006
Leverage ratio	4%	10.03%	9.72%	9.74%	9.30%
Risk-based capital:
Tier 1 (Core)	4%	12.35%	12.20%	11.92%	11.48%
Total	8%	13.63%	13.31%	13.20%	12.60%

Total shareholders’ equity increased 3.4% to $35.9 million at December 31, 2007. Earnings of the Company of $2.1 million for the year ended December 31, 2007, the proceeds and the tax benefit from the exercise of stock options of $593,000 and SFAS 158 increase in the funded status, net of taxes of $17,785, were offset by dividends of $1.4 million, repurchase of shares totaling $264,000, and the reduction in unrealized gains on available for sale securities of $13,000.

Liquidity and Capital Expenditures

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company’s liquidity is derived primarily from its deposit base and equity capital. Liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, unpledged investment securities held to maturity due within one year, and unpledged securities available for sale. Such assets totaled $57.9 million or 16.4% of total assets at December 31, 2007.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $127.7 million at December 31, 2007. Of this total, management places a high probability of required funding within one year on approximately $70.0 million. The amount remaining is unused home equity lines and other consumer lines on which management places low probability of funding.

The Company also has established lines of credit totaling $59.6 million with the FHLBA as an additional source of liquidity. At December 31, 2007, the Company had $15.0 million outstanding with the FHLBA and had $44.6 million collateral available to borrow under the line of credit. In addition, the Company had $25.4 million of unpledged securities that could be pledged against borrowings from the FHLBA or other institutions.  Additionally, the Company has available unsecured federal funds lines of credit of $5.0 million and a secured federal funds line of credit of $10.0 million with other institutions. There was no balance outstanding under these lines at December 31, 2007. The lines bear interest at the current federal funds rate of the correspondent bank.

Capital Expenditures

Capital expenditures were approximately $2.3 million in 2007, $901,000 in 2006, and $902,000 in 2005. The capital expenditures in 2007 were principally due to completing the construction of the Cockeysville branch and construction of a new branch in Perry Hall which opened in January 2008.  Capital expenditures in 2006 were due to renovations at a couple of branches and partial construction of a new branch in Cockeysville expected to open in the second quarter of 2007. Capital expenditures in 2005 were due to renovations at several branches and normal business activity.

Capital expenditures are projected to be approximately $400,000 for fiscal year 2008 for renovations at one of the Company’s branch locations and purchases of furniture and equipment, including computer equipment.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At December 31, 2007, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2007. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been allocated evenly over a five-year period. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

Period from December 31, 2007 in which assets and liabilities reprice:
	0 to 90 days	91 to 365 days	1 to 2 years	3 to 5 years	> 5 years
Assets:
Short term investments	$6,872	$—	$—	$—	$—
Investment securities	10,737	3,946	10,458	14,742	12,249
Loans held for sale	7,580	—	—	—	—
Loans:
Residential real estate	27,612	10,062	11,621	11,371	5,530
Commercial real estate	11,379	19,359	17,267	44,113	19,355
Construction and land development	19,891	5,250	142	1,580	8,408
Demand and time	28,785	207	4,004	7,078	6,332
Lease financing	24	101	118	8	37
Installment	568	219	56	224	922
	$113,448	$39,144	$43,666	$79,116	$52,833
Liabilities:
Deposits	$87,413	$79,534	$10,659	$5,587	$102,494
Borrowings	24,589	5,000	—	—	—
	$112,002	$84,534	$10,659	$5,587	$102,494
Gap position
Period	$1,446	$(45,390)	$33,007	$73,529	$(49,661)
% of assets	0.41%	(12.86)%	9.36%	20.84%	(14.08)%
Cumulative	$1,446	$(43,944)	$(10,937)	$62,592	$12,931
% of assets	0.41%	(12.45)%	(3.10)%	17.74%	3.66%
Cumulative risk sensitive assets to risk sensitive liabilities	101.29%	77.64%	94.72%	129.42%	104.10%

Inflation

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for 2007, 2006, and 2005.

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

Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2007:

Loan commitments	$43,339,445
Unused lines of credit	84,317,358
Letters of credit	2,546,445

Contractual Obligations

The Company enters into contractual obligations in the normal course of business. Among these obligations are short and long-term FHLBA advances, operating leases related to branch and administrative facilities, a long term contract with a data processing provider and purchase contracts related to construction of a new branch office. Payments required under these obligations are set forth in the table below as of December 31, 2007.

Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	One to three years	Three to five years	More than five years
Federal Home Loan Bank	$15,000	$15,000	$—	$—	$—
Federal fund purchased and securities sold under agreement to repurchase	14,589	14,589	—	—	—
Operating lease obligations	11,458	1,010	1,746	1,338	7,364
Purchase obligations(1)	1,068	318	666	84	—
Total	$42,115	$30,917	$2,412	$1,422	$7,364

(1) Represents payments required under contract, based on average monthly charges for 2007 and assuming a growth rate of 3%, with the Company’s current data processing service provider that expires in March 2011.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB agreed to defer the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these financial and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company will not elect the fair value option for any of its financial assets or financial liabilities.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Carrollton Bancorp
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Rowles & Company, LLP, Certified Public Accountants

Baltimore, Maryland
March 22, 2008

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Cash and due from banks	$9,382,800	$9,632,763
Federal funds sold and Federal Home Loan Bank deposit	7,544,181	3,990,003
Federal Home Loan Bank stock, at cost	1,305,100	1,704,500
Investment securities
Available for sale	34,788,932	35,934,647
Held to maturity	18,003,276	19,129,973
Loans held for sale	7,579,765	7,489,290
Loans, less allowance for loan losses of $3,270,425 and $3,131,021	258,353,408	256,870,293
Premises and equipment	7,198,208	5,599,988
Accrued interest receivable	1,733,672	1,713,653
Bank owned life insurance	4,435,024	4,279,830
Other real estate owned	—	1,383,163
Other assets	2,524,689	2,096,649
	$352,849,055	$349,824,752
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$49,619,610	$50,069,560
Interest-bearing	236,019,015	227,834,241
Total deposits	285,638,625	277,903,801
Federal funds purchased and securities sold under agreements to repurchase	14,589,152	13,405,463
Advances from the Federal Home Loan Bank	15,000,000	22,000,000
Accrued interest payable	221,285	214,565
Other liabilities	1,468,693	1,589,545
	316,917,755	315,113,374
Shareholders’ equity
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,834,975 in 2007 and 2,806,705 in 2006	2,834,975	2,806,705
Additional paid-in capital	18,781,650	18,372,351
Retained earnings	13,654,180	12,886,247
Accumulated other comprehensive income	660,495	646,075
	35,931,300	34,711,378
	$352,849,055	$349,824,752

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
Interest income
Interest and fees on loans	$20,676,380	$20,041,704	$16,826,955
Interest and dividends on securities
Taxable interest income	2,297,626	2,197,049	1,201,016
Nontaxable interest income	376,199	357,867	174,649
Dividends	145,477	148,259	244,849
Interest on federal funds sold and other interest income	180,678	382,625	623,910
Total interest income	23,676,360	23,127,504	19,071,379
Interest expense
Deposits	8,102,417	6,624,327	4,022,723
Borrowings	1,659,907	2,113,123	3,352,360
Total interest expense	9,762,324	8,737,450	7,375,083
Net interest income	13,914,036	14,390,054	11,696,296
Provision for loan losses	536,000	—	—
Net interest income after provision for loan losses	13,378,036	14,390,054	11,696,296
Noninterest income
Service charges on deposit accounts	950,217	1,121,271	1,082,568
Brokerage commissions	677,647	647,301	667,510
Electronic Banking fees	1,879,650	2,045,618	4,975,646
Mortgage banking fees and gains	2,284,988	2,465,814	2,705,785
Other fees and commissions	481,640	461,841	447,268
Gains on security sales	—	2,157,151	839,859
Total noninterest income	6,274,142	8,898,996	10,718,636
Noninterest expenses
Salaries	7,226,753	7,001,847	7,444,463
Employee benefits	1,363,985	1,500,820	1,344,092
Occupancy	2,064,352	1,794,873	1,848,168
Furniture and equipment	600,654	633,004	1,211,349
Prepayment penalty	—	2,251,971	505,839
Check kiting loss	—	1,833,733	—
(Recovery) Impairment of ATM network	—	(106,221)	563,400
Other noninterest expenses	5,219,397	4,470,976	5,716,813
Total noninterest expenses	16,475,141	19,381,003	18,634,124
Income before income taxes	3,177,037	3,908,047	3,780,808
Income taxes	1,050,774	1,323,268	1,322,371
Net income	$2,126,263	$2,584,779	$2,458,437
Net income per share — basic	$0.75	$0.92	$0.87
Net income per share — diluted	$0.75	$0.90	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity years ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance, December 31, 2004	$2,834,823	$18,774,448	$10,239,356	$2,366,653
Net Income	—	—	2,458,437	—	$2,458,437
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	(529,245)	(529,245)
Comprehensive income					$1,929,192
Shares acquired and cancelled	(42,500)	(556,750)	—	—
Stock options exercised including tax benefit of $18,166	17,375	207,830	—	—
Cash dividends, $0.40 per share	—	—	(1,130,262)	—
Balance, December 31, 2005	2,809,698	18,425,528	11,567,531	1,837,408
Net Income	—	—	2,584,779		$2,584,779
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	(1,191,817)	(1,191,817)
Adjustment to initially apply SFAS 158, net of tax effects of $306	—	—	—	484	—
Comprehensive income					$1,392,962
Shares acquired and cancelled	(7,518)	(121,332)	—	—
Stock options exercised including tax benefit of $7,014	4,525	54,708	—	—
Stock based compensation	—	13,447	—	—
Cash dividends $0.45 per share	—		(1,266,063)
Balance, December 31, 2006	2,806,705	18,372,351	12,886,247	646,075
Net Income	—	—	2,126,263		$2,126,263
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	(12,884)	(12,884)
SFAS 158, net of tax effects of $17,785	—	—	—	27,304	27,304
Comprehensive income			—	—	$2,140,683
Shares acquired and cancelled	(16,015)	(248,256)	—	—
Stock options exercised including tax benefit of $32,790	40,685	584,814	—	—
Issuance of stock under 2007 Equity Plan	3,600	54,900	—	—
Stock based compensation	—	17,841	—	—
Cash dividends, $0.48 per share	—	—	(1,358,330)	—
Balance, December 31, 2007	$2,834,975	$18,781,650	$13,654,180	$660,495

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$2,126,263	$2,584,779	$2,458,437
Adjustments to reconcile net income to net cash provided by (used in) operating activites:
Provision for loan losses	536,000	—	—
Deprecation and amortization	847,924	763,749	937,570
Deferred income taxes	139,538	60,631	153,209
Amortization of premiums and discounts	(57,828)	(57,411)	80,719
Gains on disposal of securities	—	(2,157,176)	(839,859)
(Recovery) impairment of ATM network	—	(106,221)	563,400
Loans held for sale made, net of principal sold	(90,475)	6,277,819	(3,547,380)
Gains on sale of premises and equipment	(5,592)	—	(6,246)
Loss on sale of foreclosed real estate	127,906	—	—
Stock based compensation expense	17,841	13,447	—
Stock issued under 2007 Equity Plan	58,500	—	—
(Increase) decrease in:
Accrued interest receivable	(20,019)	(294,824)	(123,110)
Prepaid income taxes	—	256,482	(61,871)
Cash surrender value of bank owned life insurance	(155,194)	(156,286)	(70,896)
Other assets	(478,693)	226,026	582,001
Increase (decrease) in:
Accrued interest payable	6,720	(367,298)	88,684
Deferred loan origination fees	(184,808)	(33,566)	144,907
Income taxes payable	(154,935)	—	—
Other liabilities	34,083	1,313	622,669
Net cash provided by (used in) operating activities	2,747,231	7,011,464	982,234
Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	2,766,852	2,461,757
Proceeds from maturities of securities available for sale	6,973,048	3,554,884	19,174,448
Proceeds from maturities of securities held to maturity	1,159,552	1,353,243	541,881
Redemption (purchase) of Federal Home Loan Bank stock, net	399,400	727,100	191,300
Purchase of securities available for sale	(6,000,000)	(15,030,741)	(8,354,638)
Purchase of securities held to maturity	—	(1,952,570)	(19,021,466)
Loans made, net of principal collected	(579,049)	(12,230,817)	(28,509,599)
Purchase of premises and equipment	(2,338,287)	(801,823)	(902,943)
Proceeds from sale of premises and equipment	20,909	—	15,189
Net cash (used in) investing activities	(364,427)	(21,613,872)	(34,404,071)
Cash flows from financing activities:
Net increase (decrease) in time deposits	13,519,929	25,486,897	20,085,651
Net increase (decrease) in other deposits	(5,785,105)	(19,209,599)	25,694,707
Payment of Federal Home Loan Bank advance	(7,000,000)	(18,000,000)	(5,000,000)
Net increase (decrease) in other borrowed funds	1,183,689	2,192,991	(956,193)
Common stock repurchase and retirement	(264,271)	(128,850)	(599,250)
Stock options exercised	592,709	52,219	207,039
Income tax benefit from exercise of stock options	32,790	7,014	18,166
Dividends paid	(1,358,330)	(1,266,063)	(1,130,262)
Net cash provided by (used in) financing activities	921,411	(10,865,391)	38,319,858
Net increase (decrease) in cash and cash equivalents	3,304,215	(25,467,799)	4,898,021
Cash and cash equivalents at beginning of year	13,622,766	39,090,565	34,192,544
Cash and cash equivalents at end of year	$16,926,981	$13,622,766	$39,090,565
Supplemental information:
Interest paid on deposits and borrowings	$9,755,604	$9,104,758	$7,286,399
Income taxes paid	$1,205,709	$837,661	$1,525,204
Noncash activity:
Transfer of loans to foreclosed real estate	$—	$1,383,163	$—
Foreclosed real estate financed	$1,327,175	$—	$—

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

Basis of Presentation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include all accounts of the Company and its wholly-owned subsidiary, Carrollton Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2007. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

1. Summary of Significant Accounting Policies (Continued)

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

Intangible Assets

A deposit intangible asset of $1,847,700, relating to a branch acquisition, is being amortized using the straight-line method over 15 years. The remaining unamortized balance at December 31, 2007 and 2006 was $307,936 and $431,110, respectively. Amortization expense was $123,180 for 2007, 2006, and 2005, respectively.

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

The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor has a notional amount of $10.0 million with a minimum interest rate of 7.00% based on US prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor has a term of five years. This interest rate Floor is designated a cash flow hedge, as it is designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans

1. Summary of Significant Accounting Policies (Continued)

will change whenever the repricing index changes, plus or minus a credit spread (based on each loan’s underlying credit characteristics), until the maturity of the interest rate Floor. Should the Prime rate index fall below the strike level of the Floor prior to maturity, the Floor’s counterparty will pay the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The fair value of the Floor will be recorded as “Other assets” and changes in the fair value will be recorded as “Other Comprehensive Income” a component of shareholders’ equity.

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

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those relating to investments by and distributions to shareholders. The Company’s comprehensive income consists of net earnings, unrealized gains and losses on securities available for sale, changes in the fair value of the Floor and the adjustment from the adoption of Statement of Financial Accounting Standards No. 158, “Employees Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS No. 158”) as of December 31, 2006 and is presented in the statements of shareholders’ equity. Accumulated other comprehensive income is displayed as a separate component of shareholders’ equity.

Stock-based Compensation

At the Company’s annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved.  This Plan provides for the issuance of stock options, stock appreciation rights (SARs), restricted stock, restricted performance stock, unrestricted Company stock and performance unit awards to directors, officers and other eligible employees and makes available 500,000 shares for issuance.  The Plan provides for automatic annual grants of 300 shares of unrestricted stock of the Company to each non-employee director.  Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Common Stock were issued to each non-employee director in May, 2007.  No new grants will be made under the 1998 Long Term Incentive Plan.  However, incentive stock options issued under the 1998 plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), Share-Based Payment, (“SFAS No. 123R”), which requires companies to recognize expense related to the fair value of stock-based compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $17,841 and $13,447 during 2007 and 2006. As of December 31, 2007, there was $9,437 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

1. Summary of Significant Accounting Policies (Continued)

The following illustrates the effect on the net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006:

2005
Net Income:
As reported	$2,458,437
Additional compensation	(162,222)
Income tax benefit on additional compensation	62,650
Pro forma	$2,358,865
Basic Earnings Per Share:
As reported	$0.87
Pro forma	0.83
Diluted Earnings Per Share:
As reported	0.87
Pro forma	0.83

2. Cash and Due from Banks

The Bank is required by the Federal Reserve System to maintain certain reserve balances based principally on deposit liabilities. At December 31, 2007 and 2006, the required reserve balances were $1.2 million and $1.4 million, respectively. The Company sells federal funds on an unsecured basis to its correspondent banks. Average balances sold were $3.5 million in 2007 and $6.7 million in 2006.

3. Investment Securities

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2007
Available for sale
U.S. government agency	$11,293,966	$394,491	$—	$11,688,457
Mortgage-backed securities	11,324,751	160,986	(44,622)	11,441,115
State and municipal	4,874,900	34,250	(4,502)	4,904,648
Corporate bonds	5,243,111	—	(454,522)	4,788,589
	32,736,728	589,727	(503,646)	32,822,809
Equity securities	1,140,856	864,905	(39,638)	1,966,123
	$33,877,584	$1,454,632	$(543,284)	$34,788,932
Held to maturity
U.S. government agency	$6,460,305	$40,160	$—	$6,500,465
Mortgage-backed securities	7,130,202	13,678	(36,908)	7,106,972
State and municipal	3,912,769	33,641	—	3,946,410
Corporate bonds	500,000	—	(56,250)	443,750
	$18,003,276	$87,479	$(93,158)	$17,997,597

3. Investment Securities (Continued)

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2006
Available for sale
U.S. government agency	$9,642,252	$24,405	$(28,897)	$9,637,760
Mortgage-backed securities	12,712,231	129,674	(116,352)	12,725,553
State and municipal	5,691,067	42,133	(8,241)	5,724,959
Corporate bonds	5,639,276	—	(17,747)	5,621,529
	33,684,826	196,212	(171,237)	33,709,801
Equity securities	1,140,856	1,090,934	(6,944)	2,224,846
	$34,825,682	$1,287,146	$(178,181)	$35,934,647
Held to maturity
U.S. government agency	$6,456,069	$—	$(89,979)	$6,366,090
Mortgage-backed securities	8,761,200	—	(136,735)	8,624,465
State and municipal	3,912,704	3,528	(16,519)	3,899,713
	$19,129,973	$3,528	$(243,233)	$18,890,268

Information related to unrealized losses in the portfolio as of December 31, 2007 follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$8,984,592	$(81,530)	$8,984,592	$(81,530)
State and municipal	—	—	1,390,498	(4,502)	1,390,498	(4,502)
Corporate bonds	—	—	5,232,315	(510,772)	5,232,315	(510,772)
Equity securities	—	—	93,095	(39,638)	93,095	(39,638)
	$—	$—	$15,700,500	$(636,442)	$15,700,500	$(636,442)

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

At December 31, 2007, five marketable equity securities had unrealized losses of approximately $40,000 from the Company’s cost basis.  At December 31, 2006, five marketable equity securities had unrealized losses of approximately $6,944 from the Company’s cost basis. At December 31, 2005, one marketable equity security had an unrealized loss with aggregate depreciation of approximately $3,900 from the Company’s cost basis.  No credit issues have been identified that cause management to believe the decline in market value is other than temporary. In analyzing the issuer’s financial condition, management considers industry analysis reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than 24 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

All unrealized losses on U.S. government agency, mortgage-backed securities, state and municipal securities and corporate bonds as of December 31, 2007 are considered to be temporary losses, because each security will be redeemed at face value at, or prior to maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

3. Investment Securities (Continued)

Contractual maturities of debt securities at December 31, 2007 and 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,503,111	$5,050,273	$500,000	$443,750
Over one to five years	2,984,706	3,010,030	—	—
Over five to ten years	3,435,926	3,575,687	9,962,551	10,031,598
Over ten years	9,488,234	9,745,704	410,523	415,278
Mortgage-backed securities	11,324,751	11,441,115	7,130,202	7,106,972
	$32,736,728	$32,822,809	$18,003,276	$17,997,598

	December 31, 2006
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,000,000	$1,985,620	$—	$—
Over one to five years	4,923,172	4,924,303	—	—
Over five to ten years	3,928,823	3,958,428	8,414,510	8,324,424
Over ten years	10,120,600	10,115,898	1,954,263	1,941,379
Mortgage-backed securities	12,712,231	12,725,553	8,761,200	8,624,465
	$33,684,826	$33,709,802	$19,129,973	$18,890,268

At December 31, 2007 and 2006, securities with an amortized cost of $16.6 million (fair value of $16.5 million) and $17.9 million (fair value of $17.9 million), respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

In 2006, and 2005, the Company realized gross gains on sales of securities of $2.2 million, and $839,859, respectively. There were no realized losses in 2006 or 2005.  There were no sales of securities in 2007.  Income taxes (benefit) on net security gains (losses) were $730,413 and $293,783 in 2006 and 2005, respectively.

4. Loans

Major classifications of loans at December 31 are as follows:

	2007	2006
Real estate:
Residential	$66,259,210	$55,057,625
Commercial	111,474,356	120,397,988
Construction and land development	35,206,622	29,996,306
Demand and time	46,406,977	51,549,802
Lease financing	287,519	969,113
Installment	1,989,149	2,030,480
	261,623,833	260,001,314
Allowance for loan losses	3,270,425	3,131,021
Loans, net	$258,353,408	$256,870,293

The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

The maturity and rate repricing distribution of the loan portfolio at December 31 is as follows:

	2007	2006
Repricing or maturing within one year	$111,657,455	$77,881,735
Maturing over one to five years	84,060,030	98,707,890
Maturing over five years	65,906,348	83,411,689
	$261,623,833	$260,001,314

Loan balances have been adjusted by the following deferred amounts as of December 31:

	2007	2006
Deferred origination costs and premiums	$738,614	$538,554
Deferred origination fees and unearned discounts	(869,450)	(854,549)
Net deferred fees	$(130,836)	$(315,995)

Transactions in the allowance for loan losses for the years ended December 31 were as follows:

	2007	2006	2005
Beginning balance	$3,131,021	$3,337,163	$3,485,076
Provision charged to operations	536,000	—	—
Recoveries	45,856	49,692	167,128
	3,712,877	3,386,855	3,652,204
Loans charged off	442,452	255,834	315,041
Ending balance	$3,270,425	$3,131,021	$3,337,163

4. Loans (Continued)

Nonperforming assets and loans past-due 90 days or more but accruing interest were as follows at December 31:

	2007	2006	2005
Nonaccrual loans	$4,819,139	$3,699,397	$1,413,925
Restructured loans	178,003	180,686	—
Foreclosed real estate	—	1,383,163	—
Total nonperforming assets	$4,997,142	$5,263,246	$1,413,925
Accruing loans past-due 90 days or more	$918,986	$436,599	$179,012
Unrecorded interest on nonaccrual loans	$458,797	$76,044	$111,413
Interest income recognized on nonaccrual loans	$88,384	$300,650	$58,718

At December 31, 2007, the Company had nine impaired loans totaling approximately $3,640,000, all of which had been classified as non-accrual.  The valuation allowance for impaired loans was $901,652 at December 31, 2007.  At December 31, 2006 and 2005, there were no impaired loans.

The average balance of impaired loans amounted to approximately $3.9 million in 2007. During 2007, the Company received total payments on impaired loans of $669,083. Of this amount, $52,454 was recorded as interest income for 2007. The remainder was applied to reduce principal.

Loans with a balance of approximately $97.3 million and $86.6 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company serviced loans for others totaling $727,000 and $1.1 million, respectively.

5. Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2007	2006	2005
Loan commitments
Mortgage loans	$4,347,755	$4,122,697	$4,066,223
Construction and land development	17,688,330	29,501,299	14,913,344
Commercial loans	21,303,360	6,840,000	7,058,000
	$43,339,445	$40,463,996	$26,037,567
Unused lines of credit
Home equity lines	$43,371,236	$46,199,911	$52,194,528
Commercial lines	39,801,481	44,279,428	26,095,802
Unsecured consumer lines	1,144,641	1,084,048	1,410,270
	$84,317,358	$91,563,387	$79,700,600
Letters of credit	$2,546,445	$2,223,755	$2,606,061

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

6. Related Party Transactions

The Company’s executive officers and directors, or other entities, to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2007, 2006 and 2005, transactions in related party loans were as follows:

	2007	2006	2005
Beginning balance	$7,976,614	$1,894,784	$1,820,717
Additions	629,259	7,918,876	179,452
Repayments	(4,182,237)	(1,837,046)	(105,385)
Ending balance	$4,423,636	$7,976,614	$1,894,784

A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2007, 2006, and 2005, amounts paid to the law firm in connection with those services were  approximately $358,000, $195,000, and $220,000, respectively.

A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2007, 2006, and 2005, amounts paid to the insurance brokerage for insurance premiums were approximately $112,000, $282,000, and $215,000, respectively.

A director of the Company is President of an electrical company through which the Company and the Bank may contract for electrical services. No such services were performed in 2007, 2006 or 2005.

A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for appraisal and management services.  In late 2006 and 2007, contracts for the construction of two branches were awarded on a competitive bid basis to a related party.  Contract payments totaling approximately $1.5 million in 2007, $356,000 in 2006, and $169,000 in 2005 were paid to the related party.

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties.  Balances of executive officers and directors on deposits as of December 31, 2007 and 2006 were $2.0 million and $3.9 million, respectively.

7. Premises and Equipment

A summary of premises and equipment is as follows as of December 31:

	2007	2006
Land and improvements	$909,544	$909,544
Buildings	4,607,893	2,995,117
Leasehold improvements	3,686,903	3,523,947
Equipment and fixtures	4,939,409	4,521,052
	14,143,749	11,949,660
Accumulated depreciation and amortization	(6,945,541)	(6,349,672)
	$7,198,208	$5,599,988

Depreciation and amortization of premises and equipment was $663,135, $611,658, and $673,022, for 2007, 2006, and 2005, respectively. Amortization of software was $61,616, $108,364, and $141,368 for 2007, 2006, and 2005, respectively.

8. Deposits

Major classifications of interest-bearing deposits are as follows as of December 31:

	2007	2006
NOW and Super NOW	$27,832,670	$33,112,772
Money market	54,090,422	52,072,965
Savings	25,535,502	27,608,013
Certificates of deposit of $100,000 or more	36,865,359	29,567,921
Other time deposits	91,695,062	85,472,570
	$236,019,015	$227,834,241

Time deposits mature as follows:

	December 31,
	2007	2006
Maturing within one year	$109,844,363	$92,053,740
Maturing over one to two years	12,620,414	13,479,273
Maturing over two to three years	4,313,494	5,197,865
Maturing over three to four years	801,961	3,503,735
Maturing over four to five years	980,189	805,878
	$128,560,421	$115,040,491

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

9. Borrowed Funds (Continued)

Information with respect to borrowings is as follows at and for the years ended December 31:

	Maturity Date	2007	2006	2005
Amount outstanding at year-end:
Federal Home Loan Bank	March 26, 2008	$5,000,000	$5,000,000		$5,000,000
Federal Home Loan Bank	May 7, 2008	5,000,000	—		—
Federal Home Loan Bank	June 27, 2008	5,000,000	—		—
Federal Home Loan Bank	February 2, 2010	—	—		35,000,000
Federal Home Loan Bank	Daily Rate Credit	—	17,000,000		—
		$15,000,000	$22,000,000		$40,000,000
Federal funds purchased and securities sold under repurchase agreements		$14,589,152	$13,405,463		$9,280,348
Notes-payable — U.S. Treasury		—	—		$1,932,124
Weighted average interest rate at year-end:
Advances from the FHLB		5.03%	5.43%		6.67%
Federal funds purchased and securities sold under repurchase agreements		4.03%	4.86%		3.59%
Notes payable — U.S. Treasury		—	—		4.17%
Maximum outstanding at any month-end:
Advances from the FHLB		$30,000,000	$40,000,000		$45,000,000
Federal funds purchased and securities sold under repurchase agreements		19,427,144	13,405,463		11,742,108
Notes payable — U.S. Treasury		—	1,432,423		1,958,750
Average balance outstanding during the year:
Advances from the FHLB		$19,753,973	$24,603,287		$44,876,712
Federal funds purchased and securities sold under repurchase agreements		11,914,984	9,040,071	$	,986,714
Notes payable — U.S. Treasury		—	185,067		1,016,211
Weighted average interest rate during the year:
Advances from the FHLB		5.58%	5.38%		6.84%
Federal funds purchased and securities sold under repurchase agreements		4.67%	4.66%		2.66%
Notes payable — U.S. Treasury		—	4.18%		3.06%

Debt retirement expense of $2.3 million was incurred in 2006 due to the restructuring of a $35.0 million FHLB advance that had a maturity date of February 2, 2010 and an interest rate of 6.84%. Debt retirement expense of $505,839 was incurred in 2005 due to the prepayment of a $5.0 million FHLB advance that had a maturity date of May 24, 2010 and an interest rate of 7.26%.

The Company also has established lines of credit totaling $59.6 million with the Federal Home Loan Bank of Atlanta as an additional source of liquidity. At December 31, 2007, the Company had $15.0 million outstanding with the FHLB and had $44.6 million collateral available to borrow under the line of credit. In addition, the Company had $25.4 million of unpledged securities that could be pledged against borrowings from the FHLB or other institutions.

The Company has available unsecured federal funds lines of credit of $5 million and a secured federal funds line of credit of $10 million with other institutions. There was no balance outstanding under these lines at December 31, 2007 and 2006. These lines bear interest at the current federal funds rate of the correspondent bank.

10. Other Noninterest Expenses

Other noninterest expenses include the following for the years ended December 31:

	2007	2006	2005
Data processing services	$847,230	$815,056	$807,314
Professional services	1,192,628	521,231	226,965
Employee-related expenses	412,881	384,128	345,203
Marketing	320,916	303,903	355,921
Directors’ fees	352,550	238,850	173,050
Carrier service	196,240	210,703	496,714
Liability insurance	172,041	205,516	214,579
Printing, stationary, and supplies	166,543	202,541	257,865
Loan expenses	290,287	195,844	354,864
Loss on the sale of other real estate owned and related expenses	155,481	—	—
Postage and freight	141,918	164,606	167,681
Telephone	125,558	162,808	189,990
Deposit premium amortization	123,174	123,174	123,174
Shareholder expense	94,974	111,768	111,273
Software amortization	61,615	108,364	141,368
Coin/Currency service	17,637	103,480	84,429
ATM services	63,959	77,704	1,057,794
Bank account charges	37,830	51,643	80,592
Other	445,935	489,651	528,037
	$5,219,397	$4,470,976	$5,716,813

11. Stock Options

At the Company’s annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved.  Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance.  Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Common Stock were issued to each non-employee director in May, 2007.  No new grants will be made under the 1998 Long Term Incentive Plan.  However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

The 1998 Long Term Incentive Plan provided for the granting of common stock options to directors and key employees. In 2004, the shareholders approved increasing the number of shares available for grant under the Plan from 210,000 shares to 300,000 shares. These stock option awards contained a serial feature whereby one third of the options granted vest and can be exercised after each year. Option prices were equal to the estimated fair market value of the common stock at the date of the grant. Options expire ten years after the date of grant or upon employee termination if not exercised.

11. Stock Options (Continued)

Information with respect to options outstanding is as follows for the years ended December 31:

	2007		2006		2005
	Shares	Option Price Range	Shares	Option Price Range	Shares	Option Price Range
Outstanding at beginning of year	229,030		227,130		193,470
Granted	630	$17.25	12,430	$15.35 to $17.16	53,930	$14.45 to $14.85
Exercised	(40,685)	$9.71 to $18.10	(4,525)	$10.94 to $15.36	(17,375)	$9.71 to $14.50
Expired/Canceled	(4,420)	$14.50 to $17.79	(6,005)	$10.94 to $16.02	(2,895)	$12.67 to $15.48
Outstanding at end of year	184,555	$9.71 to $18.10	229,030	$9.71 to $18.10	227,130	$9.71 to $18.10
Exercisable at December 31	173,732		209,670		213,550
Aggregate intrinsic value at year end	$108,640		$558,473

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $17,841 and $13,447 during 2007 and 2006. As of December 31, 2007, there was $9,437 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The total intrinsic value of options excised during the year ended December 31, 2007 and 2006 was approximately $86,000 and $18,000, respectively.

A summary of information about stock options outstanding is as follows at December 31, 2007:

Weighted Average Exercise Price	Shares	Weighted Average Remaining Life (Years)	Shares Underlying Options Currently Exercisable
$ 9.71	1,890	3.33	1,890
10.94	18,900	3.42	18,900
12.11	3,150	4.33	3,150
12.14	630	4.16	630
12.67	17,850	4.58	17,850
13.45	13,125	2.58	13,125
13.45	1,890	2.33	1,890
14.45	5,880	7.29	3,920
14.50	3,780	5.33	3,780
14.50	29,000	7.96	29,000
14.85	5,000	7.43	5,000
15.36	1,670	1.33	1,670
15.42	23,730	1.35	23,730
16.02	14,000	6.58	14,000
16.22	5,460	6.33	5,460
16.31	6,720	8.29	2,240
16.70	2,100	0.16	2,100
17.16	5,000	9.00	1,667
17.25	630	9.08	—
17.79	21,000	0.35	21,000
18.03	630	8.60	210
18.10	2,520	0.33	2,520
14.64	184,555	4.11	173,732

11. Stock Options (Continued)

As of December 31, 2007, the weighted average exercise price of shares underlying options currently exercisable is $14.54 per share.

The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	3.30%	2.67%	2.67%
Expected volatility	36.61%	24.76%	26.94%
Risk free rate	4.04% to 4.87%	4.91% to 4.99%	3.96% to 4.47%
Estimated life	6 years	10 years	10 years

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities.

12. Net Income Per Share

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

	2007	2006	2005
Weighted average common shares outstanding	2,829,376	2,812,289	2,827,747
Stock option adjustment	10,861	58,953	14,140
Weighted average common shares outstanding-diluted	2,840,237	2,871,242	2,841,887
Net income (applicable to common stock)	$2,126,263	$2,584,779	$2,458,437
Basic net income per share	$0.75	$0.92	$0.87
Diluted net income per share	$0.75	$0.90	$0.87

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

	2007	2006	2005
Net Income	$2,126,263	$2,584,779	$2,458,437
Other comprehensive income:
Unrealized holding gains (losses) during the period	(20,484)	215,449	(22,384)
Retirement plan liability adjustment	44,299	—	—
Less: Adjustment for security gains realized in net income	—	(2,157,151)	(839,859)
Other comprehensive income before tax	23,815	(1,941,702)	(862,243)
Income taxes on comprehensive income	9,395	749,885	332,998
Other comprehensive income after tax	14,420	(1,191,817)	(529,245)
Comprehensive income	$2,140,683	$1,392,962	$1,929,192

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2007, the most recent notification from the Federal Reserve Bank and the FDIC categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Company’s or the Bank’s category.

14. Capital Standards (Continued)

	Actual		Minimum Capital Adequacy		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total Capital (to risk-weighted assets)
Consolidated	$38,605,000	13.63%	$22,655,000	8.0%	$28,319,000	10.0%
Carrollton Bank	37,084,000	13.31%	22,284,000	8.0%	27,855,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	34,963,000	12.35%	11,328,000	4.0%	16,992,000	6.0%
Carrollton Bank	33,987,000	12.20%	11,142,000	4.0%	16,713,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	34,963,000	10.03%	13,946,000	4.0%	17,432,000	5.0%
Carrollton Bank	33,987,000	9.72%	13,980,000	4.0%	17,475,000	5.0%
December 31, 2006
Total Capital (to risk-weighted assets)
Consolidated	$37,253,000	13.20%	$22,573,000	8.0%	$28,217,000	10.0%
Carrollton Bank	35,313,000	12.60%	22,428,000	8.0%	28,035,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	33,634,000	11.92%	$11,287,000	4.0%	16,930,000	6.0%
Carrollton Bank	32,182,000	11.48%	11,214,000	4.0%	16,821,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	33,634,000	9.74%	$13,824,000	4.0%	17,280,000	5.0%
Carrollton Bank	32,182,000	9.30%	13,849,000	4.0%	17,311,000	5.0%

15. Retirement Plans

In the year ended December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. While it does not impact net income, this resulted in a one-time adjustment to accumulated other comprehensive income in shareholders’ equity of $484 (net of tax) for the Pension Plan. The Company’s 2005 disclosure has not been changed as SFAS 158 prohibits retrospective application.

Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004.

15. Retirement Plans (Continued)

The following table sets forth the financial status of the Plan as of and for the years ended December 31:

	2007	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$8,290,339	$7,944,785	$7,739,006
Service cost	—	—	—
Interest cost	472,592	469,361	477,203
Actuarial loss	107,258	230,830	61,831
Benefits paid	(365,244)	(354,637)	(333,255)
Benefit obligation at end of year	8,504,945	8,290,339	7,944,785
Change in Plan Assets:
Fair value of plan assets at beginning of year	8,291,129	7,952,987	7,730,718
Actual return on plan assets	687,533	767,957	591,608
Employer contribution	—	—	—
Benefits paid and administrative expenses	(428,628)	(429,815)	(369,339)
Fair value of plan assets at end of year	8,550,034	8,291,129	7,952,987
Funded status	$45,089	$790	$8,202
Amounts Recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$45,089	$790	$53,652
Amounts recognized in accumulated other comprehensive income consist of:
Net(gain) loss	$(44,299)	$790	$—
Prior service cost (credit)	—	—	—
Net amount recognized (before tax effect)	$(44,299)	$790	$—

	2007	2006	2005
Assumptions used in Measuring the Projected Benefit Obligation were as Follows for the Years Ended December 31:
Discount rates	5.82%	5.82%	6.25%
Rates of increase in compensation levels	N/A	N/A	N/A
Long-term rate of return on assets	5.85%	8.00%	8.00%
Net Periodic Pension Expense Includes the Following Components:
Service cost	$—	$—	$—
Interest cost	472,592	469,361	477,203
Expected return on plan assets	(475,074)	(622,784)	(555,044)
Net periodic pension (benefit)	$(2,482)	$(153,423)	$(77,841)
Accumulated Benefit Obligation at Year End	$8,504,945	$8,290,339	$7,944,785
Allocation of Assets
Equity securities	59%	52%	52%
Fixed income-guaranteed fund	41%	48%	48%
	100%	100%	100%

There are no net transaction obligation (asset), prior service cost (credit) and estimated net loss (gain) for the Plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

15. Retirement Plans (Continued)

Benefits expected to be paid from the Plan are as follows:

Year	Amount
2008	$370,400
2009	370,200
2010	398,500
2011	414,200
2012	430,800
2013-2017	2,574,000

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

The Company has a contributory thrift plan qualifying under Section 401(K) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company then contributes 3% of the employee’s salary to the Plan for the employee’s benefit. The Company also matches 50% of the employee 401(K) contribution up to 6% of employee compensation. Contributions to this Plan, included in employee benefit expenses, were $319,236, $319,453, and $292,080, for 2007, 2006, and 2005, respectively.

16. Contingencies

The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company’s financial position or results of operations.

17. Income Taxes

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Final Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN48).  The Company has no adjustments to report with respect to the effect of adoption of FIN 48.

The components of income tax expense are as follows for the years ended December 31:

	2007	2006	2005
Current
Federal	$999,915	$1,082,628	$989,907
State	162,767	180,009	179,255
	1,162,682	1,262,637	1,169,162
Deferred	(111,908)	60,631	153,209
	$1,050,774	$1,323,268	$1,322,371

17. Income Taxes (Continued)

The components of the deferred tax benefits were as follows for the years ended December 31:

	2007	2006	2005
Provision for loan losses	$(75,795)	$79,612	$57,124
Deferred loan origination costs	(1,626)	(20,427)	(4,812)
Deferred compensation plan	(20,330)	16,466	(227)
Depreciation	(21,286)	522	(120,334)
Discount accretion	7,086	5,178	(666)
Retirement benefits	—	(20,720)	30,062
FHLB stock dividends	43	—	—
Impairment loss provisions	—	—	192,062
	$(111,908)	$60,631	$153,209

The components of the net deferred tax liability were as follows for the years ended December 31:

	2007	2006	2005
Deferred tax assets
Allowance for loan losses	$1,049,861	$974,066	$1,053,678
Deferred compensation plan	210,756	190,426	206,892
Depreciation	48,286	27,000	27,522
	1,308,903	1,191,492	1,288,092
Deferred tax liabilities
Prepaid retirement benefits	—	—	20,720
Deferred loan origination costs	105,019	106,645	127,072
Unrealized gains on available for sale investment securities	398,401	317,406	1,156,088
Discount accretion	15,430	8,344	3,166
FHLB Stock dividends	2,062	2,019	2,019
	520,912	434,414	1,309,065
Net deferred tax asset (liability)	$787,991	$757,078	$(20,973)

The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Tax-exempt income	(4.4)	(4.5)	(3.4)
State income taxes, net of federal income tax benefit	3.8	3.8	4.0
Nondeductible expense	.5	0.6	0.4
Change in state rates	(.8)	—	—
	33.1%	33.9%	35.0%

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

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $1,129,007, $937,160, and $947,957, for 2007, 2006, and 2005, respectively.

Lease obligations will require minimum rental payments as follows:

Period	Minimum rentals
2008	$1,009,609
2009	880,856
2010	865,115
2011	702,557
2012	636,559
Remaining years	7,363,628
$11,458,324

19. Parent Company Financial Information

The balance sheets as of December 31, 2007 and 2006 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2007, 2006, and 2005, are presented below:

Balance Sheets	December 31,
	2007	2006
Assets
Cash	$1,000	$6,293
Interest-bearing deposits in subsidiary	46,475	956,518
Investment in subsidiary	34,276,436	32,593,361
Investment securities available for sale	1,966,123	2,224,846
Other assets	11,557	28,270
	$36,301,591	$35,809,288
Liabilities and Shareholders’ Equity
Liabilities	$370,291	$1,097,910
Shareholders’ Equity
Common Stock	2,834,975	2,806,705
Additional Paid-in Capital	18,781,650	18,372,351
Retained earnings	13,654,180	12,886,247
Accumulated other comprehensive income	660,495	646,075
	35,931,300	34,711,378
	$36,301,591	$35,809,288

19. Parent Company Financial Information (Continued)

Statements of Income

	Years ended December 31,
	2007	2006	2005
Income
Dividends from subsidiary	$776,520	$258,840	$608,827
Interest and dividends	59,721	73,720	138,592
Security gains	—	2,157,151	766,772
	836,241	2,489,711	1,514,191
Expenses	314,256	161,751	163,639
Income before income taxes and equity in undistributed net income of subsidiary	521,985	2,327,960	1,350,552
Income tax expense (benefit)	(112,265)	785,790	249,895
	634,250	1,542,170	1,100,657
Equity in undistributed net income of subsidiary	1,492,013	1,042,609	1,357,780
Net Income	$2,126,263	$2,584,779	$2,458,437

Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$2,126,263	$2,584,779	$2,458,437
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income of subsidiary	(1,492,013)	(1,042,609)	(1,357,780)
Gains on disposal of securities	—	(2,157,151)	(766,772)
Stock based compensation expense	17,841	13,447	—
Stock issued under 2007 Equity Plan	58,500	—	—
Decrease (increase) in other assets	16,715	(2,457)	(74)
Increase (decrease) in other liabilities	(645,540)	13,126	309,958
Net cash provided by (used in) operating activities	81,766	(590,865)	643,769
Cash Flows from investing Activities:
Purchase of securities available for sale	—	(117,269)	—
Proceeds from sales of securities available for sale	—	2,766,852	1,016,133
Net cash provided by investing activities	—	2,649,583	1,016,133
Cash Flows from Financing Activities:
Dividends paid	(1,358,330)	(1,266,063)	(1,130,262)
Common stock repurchase and retirement	(264,271)	(128,850)	(599,250)
Stock options exercised	592,709	52,219	207,039
Income tax benefit from exercise of stock options	32,790	7,014	18,166
Net cash used in financing activities	(997,102)	(1,335,680)	(1,504,307)
Net increase (decrease) in cash	(915,336)	723,038	155,595
Cash and cash equivalents at beginning of year	962,811	239,773	84,178
Cash and cash equivalents at end of year	$47,475	$962,811	$239,773
Noncash Activities:
Income taxes paid, net of cash received from subsidiaries	$546,578	$769,473	$36,615

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

	December 31, 2007		December 31, 2006
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Cash and cash equivalents	$16,926,981	$16,926,981	$13,622,766	$13,622,766
Investment securities (total)	52,792,208	52,786,529	55,064,620	54,824,915
Federal Home Loan Bank stock	1,305,100	1,305,100	1,704,500	1,704,500
Loans held for sale	7,579,765	7,761,521	7,489,290	7,524,363
Loans, net	258,353,408	264,548,464	256,870,293	258,073,223
Financial liabilities
Noninterest-bearing deposits	49,619,610	49,619,610	50,069,560	50,069,560
Interest-bearing deposits	236,019,015	237,021,786	227,834,241	227,711,750
Federal funds purchased and securities sold under agreements to repurchase	14,589,152	14,589,152	13,405,463	13,405,463
Advances from the Federal Home Loan Bank	15,000,000	15,009,000	22,000,000	21,995,650

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

The Brokerage segment provides full service brokerage services for stocks, bonds, mutual funds and annuities.

The Mortgage Unit segment provides residential mortgage lending products and services.

Segment information for the Company for 2007 is as follows:

	Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated
Interest income	$23,240,077	$—	$—	$1,109,984	$24,350,061	$673,701	$23,676,360
Interest expense	(10,436,025)	—	—	—	(10,436,025)	(673,701)	(9,762,324)
Net interest income	12,804,052	—	—	1,109,984	13,914,036	—	13,914,036
Provision for loan losses	(464,000)	—	—	(72,000)	(536,000)		(536,000)
Noninterest income	1,337,346	1,985,975	677,647	2,273,174	6,274,142		6,274,142
Intersegment income	709,291	21,067	419	(635,125)	95,652	(95,652)	—
Noninterest expenses	(13,173,053)	(828,714	(420,867)	(2,148,159)	(16,570,793)	(95,652)	(16,475,141)
Income before income taxes	1,213,636	1,178,328	257,199	527,874	3,177,037	—	3,177,037
Income taxes	(287,197)	(455,070	(99,330)	(209,177)	(1,050,774)	—	(1,050,774)
Net income	$926,439	$723,258	$157,869	$318,697	$2,126,263	$—	$2,126,263
Segment assets	$351,498,227	$81,705	$106,558	$13,382,086	$365,068,576	$(12,219,521)	$352,849,055
Expenditures for segment purchases of premises, equipment and software	$2,338,287	$—	$—	$—	$2,338,287	$—	$2,338,287

A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2007:

Total segment assets	$365,068,576
Elimination of intersegment loans	(11,368,034)
Elimination of intersegment deposit accounts	(851,487)
$352,849,055

21. Segment Information (Continued)

Segment information for the Company for 2006 is as follows

Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated
Interest income	$22,680,213	$—	$—	$1,222,566	$23,902,779	$(775,275)	$23,127,504
Interest expense	(9,512,725)	—	—	—	(9,512,725)	775,275	8,737,450
Net interest income	13,167,488	—	—	1,222,566	14,390,054	—	14,390,054
Provision for loan losses	—	—	—	—	—	—	—
Noninterest income	3,779,786	2,013,943	647,301	2,457,966	8,898,996	—	8,898,996
Intersegment income	793,360	23,285	1,398	(724,140)	93,903	(93,903)	—
Noninterest expenses	(16,102,581)	(701,085)	(402,917)	(2,268,323)	(19,474,906)	93,903	19,381,003
Income before income taxes	1,638,053	1,336,143	245,782	688,069	3,908,047	—	3,908,047
Income taxes	(441,533)	(516,018)	(93,441)	(272,276)	(1,323,268)	—	(1,323,268)
Net income	$1,196,520	$820,125	$152,341	$415,793	$2,584,779	$—	$2,584,779
Segment assets	$348,578,067	$15,848	$26,702	$17,736,965	$366,357,582	$(16,532,830)	$349,824,752
Expenditures for segment purchases of premises, equipment and software	$885,945	$—	$—	$15,456	$901,401	$—	$901,401

A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2006:

Total segment assets	$366,357,582
Elimination of intersegment loans	(14,934,950)
Elimination of intersegment deposit accounts	(1,597,880)
$349,824,752

Segment information for the Company for 2005 is as follows:

Commercial/ Retail Bank	Electronic Banking	Brokerage	Mortgage Unit	Segment Totals	Eliminations	Consolidated
Interest income	$17,177,300	$—	$—	$1,366,403	$18,543,703	$527,676	$19,071,379
Interest expense	(6,741,963)	(105,444)	—	—	(6,847,407)	(527,676)	(7,375,083)
Net interest income	10,435,337	(105,444)	—	1,366,403	11,696,296	—	11,696,296
Provision for loan losses	—	—	—	—	—	—	—
Noninterest income	2,466,304	4,871,076	667,510	2,713,746	10,718,636	—	10,718,636
Intersegment income	598,180	—	2,906	(512,785)	88,301	(88,301)	—
Noninterest expenses	(11,919,891)	(3,727,831)	(412,222)	(2,662,481)	(18,722,425)	88,301	(18,634,124)
Income before income taxes	1,579,930	1,037,801	258,194	904,883	3,780,808	—	3,780,808
Income taxes	(472,393)	(400,798)	(99,714)	(349,466)	(1,322,371)	—	(1,322,371)
Net income	$1,107,537	$637,003	$158,480	$555,417	$2,458,437	$—	$2,458,437
Segment assets	$358,760,082	$3,691,629	$82,512	$23,749,243	$386,283,466	$(25,816,320)	$360,467,146
Expenditures for segment purchases of premises, equipment and software	$655,832	$211,910	$—	$35,201	$902,943	$—	$902,943

A reconciliation of total segment assets to consolidated total assets follows as of December 31, 2005:

Total segment assets	$386,283,466
Elimination of intersegment loans	(25,065,528)
Elimination of intersegment deposit accounts	(750,792)
$360,467,146

22. Consolidated Quartely Results of Operations (Unaudited)

	Year Ended December 31,2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,837,298	$6,028,065	$6,020,330	$5,790,667
Interest expense	2,408,583	2,465,421	2,472,873	2,415,447
Net interest income	3,428,715	3,562,644	3,547,457	3,375,220
Provision for loan losses	66,000	99,000	99,000	272,000
Other noninterest income	1,598,570	1,616,030	1,563,046	1,496,496
Noninterest expenses	4,089,425	4,384,615	3,864,045	4,137,056
Income before income taxes	871,860	695,059	1,147,458	462,660
Income taxes	270,968	242,418	334,436	202,952
Net income	$600,892	$452,641	$813,022	$259,708
Net income per share — basic	$0.21	$0.16	$0.29	$0.09
Cash dividends per share	$0.12	$0.12	$0.12	$0.12
Market prices: high	$18.00	$18.40	$16.73	$14.85
low	$16.40	$15.55	$12.00	$11.25

Year Ended December 31, 2006
	First Quarter	First Quarter	Third Quarter	Fourth Quarter
Interest income	$5,566,706	$5,652,219	$5,855,415	$6,053,164
Interest expense	2,082,985	2,052,221	2,237,219	2,365,025
Net interest income	3,483,721	3,599,998	3,618,196	3,688,139
Gains on security sales	2,157,176	—	—	—
Other noninterest income	1,783,075	1,986,531	1,555,033	1,417,182
Noninterest expenses	6,088,968	5,558,716	3,859,040	3,874,280
Income before income taxes	1,335,004	27,813	1,314,189	1,231,041
Income taxes	467,146	(30,557)	459,078	427,601
Net income	$867,858	$58,370	$855,111	$803,440
Net income per share — basic	$0.31	$0.02	$0.30	$0.29
Cash dividends per share	$0.11	$0.11	$0.11	$0.12
Market prices: high	$15.95	$18.80	$18.00	$19.45
low	$14.40	$15.64	$16.11	$16.99

22. Consolidated Quarterly Results of Operations (Unaudited) (Continued)
Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,275,029	$4,512,073	$4,957,555	$5,326,722
Interest expense	(1,555,268)	(1,766,890)	(1,937,526)	(2,115,399)
Net interest income	2,719,761	2,745,183	3,020,029	3,211,323
Gains on security sales	73,087	—	766,772	—
Other noninterest income	2,255,502	2,649,218	2,615,235	2,358,822
Noninterest expenses	(4,367,243)	(4,435,408)	(4,736,498)	(5,094,975)
Income before income taxes	681,107	958,993	1,665,538	475,170
Income taxes	(268,511)	(324,661)	(629,609)	(99,590)
Net income	$412,596	$634,332	$1,035,929	$375,580
Net income per share — basic	$0.15	$0.22	$0.37	$0.13
Cash dividends per share	$0.10	$0.10	$0.10	$0.10
Market prices: high	$17.00	$17.00	$16.29	$15.00
low	$14.12	$14.25	$13.95	$14.00

Item 9: Changes in and Disagreements With Accountants On Accounting and

Financial Disclosure

There have been no changes in or disagreements with accountants, on accounting and financial disclosure during 2007.

Item 9A(T): Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We carried out an evaluation, under the supervision and with the participation of our management , including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K.  Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be disclosed in our Exchange Act reports.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f).  The Company’s internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 under this framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.  In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information appearing under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008.

Item 11: Executive Compensation

The information required by this Item is incorporated by reference to the information appearing under the captions “Executive Compensation,” “Outstanding Equity Awards at 2007 Fiscal Year End,” “Grants of Plan-Based Awards,” “Option Exercises and Stocks Vested” and “Pension Benefits and Perquisites” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information appearing under the caption “Security Ownership of Directors and Executive Officers” and “Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008.

Item 13: Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated by reference to the information appearing under the caption “Certain Transactions and Relationships” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008.

Item 14: Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to the information appearing under the caption “Audit Fees and Services” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1. Financial Statements
Carrollton Bancorp and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
None
3. Exhibits

Exhibit Number	Description
3(i)	Articles of Incorporation of Carrollton Bancorp(1)
3(ii)	By-Laws of Carrollton Bancorp(1)
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.(1)
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.(1)
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.(1)
10.8	Lease dated August 11, 1994 by and between KIMCO and Carrollton Bank.(2)
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.(2)
10.12	Lease dated January 15, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 114, 115, 116)
10.14	Lease dated February 15, 2005 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suites 213, 214, 215, 216)
10.15	Lease dated February 18, 2005 by and between Broadway 205 Associates, LLP and Carrollton Mortgage Services, Inc.
10.16	Lease dated October 26, 2005 by and between Arthur Lea Stabler and Helen H. Stabler and Carrollton Bank
10.17	Lease dated June 11, 2004 by and between Mario J. Orlando and Matthew J. Salafia and Carrollton Mortgage Services, Inc.
10.18	Lease dated November 4, 2003 by and between Hickory Crossing, LLC and Carrollton Bank
10.19	Lease dated October 31, 1997 between The Avenue at White Marsh, LLC and Carrollton Bank
10.20	Lease dated January 13, 2006 by and between Scotts Corner LLLP and Carrollton Bank
10.21	Lease dated April 27, 2006 by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank

Exhibit Number	Description
10.22	Employment agreement with Gary M. Jewell(3)
10.23	Lease dated August 13, 2007 by and between Tarragon, Inc. and Carrollton Bank
10.24	Employment agreement with Robert A. Altieri(4)
10.25	Employment agreement with Lola B. Stokes(5)
10.26	Employment agreement with James M. Uveges(6)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by the Principal Financial Officer

(1) Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).
(2) Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).
(3) Incorporated by reference to the Registrant’s Form 8-K filed 6/19/2007 (File No.: 000-23090)
(4) Incorporated by reference to the Registrant’s Form 8-K filed 9/25/2007 (File No.: 000-23090).
(5) Incorporated by reference to the Registrant’s Form 8-K filed 10/24/2007 (File No.: 000-23090).
(6) Incorporated by reference to the Registrant’s Form 8-K filed 11/8/2007 (File No.: 000-23090).

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP

(Registrant)

March 20, 2008	By:	/s/ Robert A. Altieri
Robert A. Altieri
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 20, 2008	By:	/s/ Robert A. Altieri
Robert A. Altieri
President and Chief Executive Officer

Principal Financial and Accounting Officer

March 20, 2008	By:	/s/ James M. Uveges
James M. Uveges
(Principal financial and accounting officer)
Senior Vice President and Chief Financial Officer
Board of Directors
March 20, 2008	By:	/s/ Robert J. Aumiller
Robert J. Aumiller
Director
March 20, 2008	By:	/s/ Steven K. Breeden
Steven K. Breeden
Director
March 20, 2008	By:	/s/ Albert R. Counselman
Albert R. Counselman
Chairman of the Board
March 20, 2008	By:	/s/ Harold I. Hackerman
Harold I. Hackerman
Director
March 20, 2008	By:	/s/ William L. Hermann
William L. Hermann
Director

March 20, 2008	By:	/s/ David P. Hessler
David P. Hessler
Director
March 20, 2008	By:	/s/ Howard S. Klein
Howard S. Klein
Director
March 20, 2008	By:	/s/ Ben F. Mason
Ben F. Mason
Director
March 20, 2008	By:	/s/ Charles E. Moore, Jr.
Charles E. Moore, Jr.
Director
March 20, 2008	By:	/s/ John Paul Rogers
John Paul Rogers
Director
March 20, 2008	By:	/s/ William C. Rogers, Jr.
William C. Rogers, Jr.
Director
March 20, 2008	By:	/s/ Francis X. Ryan
Francis X. Ryan
Director

Exhibit Index

Exhibit Number	Description	Sequentially Numbered Page
3(i)	Articles of Incorporation of Carrollton Bancorp	(1)
3(ii)	By-Laws of Carrollton Bancorp	(1)
10.1	Lease dated January 24, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	(1)
10.2	Lease dated July 21, 1989 by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	(1)
10.7	Lease dated July 19, 1988 by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.	(1)
10.8	Lease dated August 11, 1994 by and between KIMCO and Carrollton Bank.	(2)
10.9	Lease dated October 11, 1994 by and between Ridgeview Associates Limited Partnership and Carrollton Bank.	(2)
10.12	Lease dated January 15, 2004 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 114, 115, 116)
10.14	Lease dated February 15, 2005 by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suites 213, 214, 215, 216)
10.15	Lease dated February 18, 2005 by and between Broadway 205 Associates, LLP and Carrollton Mortgage Services, Inc.
10.16	Lease dated October 26, 2005 by and between Arthur Lea Stabler and Helen H. Stabler and Carrollton Bank
10.17	Lease dated June 11, 2004 by and between Mario J. Orlando and Matthew J. Salafia and Carrollton Mortgage Services, Inc.
10.18	Lease dated November 4, 2003 by and between Hickory Crossing, LLC and Carrollton Bank
10.19	Lease dated October 31, 1997 between The Avenue at White Marsh, LLC and Carrollton Bank
10.20	Lease dated January 13, 2006 by and between Scotts Corner LLLP and Carrollton Bank
10.21	Lease dated April 27, 2006 by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank
10.22	Employment agreement with Gary M. Jewell	(3)
10.23	Lease dated August 13, 2007 by and between Tarragon, Inc. and Carrollton Bank
10.24	Employment agreement with Robert A. Altieri	(4)
10.25	Employment agreement with Lola B. Stokes	(5)
10.26	Employment agreement with James M. Uveges	(6)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm required by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(a)
31.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by Principal Financial Officer

(1) Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

(2) Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).

(3) Incorporated by reference to the Registrant’s Form 8-K filed June19, 2007 (File No.: 000-23090)

(4) Incorporated by reference to the Registrant’s Form 8-K filed September 25, 2007 (File No. : 000-23090)

(5) Incorporated by reference to the Registrant’s Form 8-K filed October 24, 2007 (File No. : 000-23090)

(6) Incorporated by reference to the Registrant’s Form 8-K filed November 8, 2007 (File No. : 000-23090)