Form 10-Q
period 2008-03-31
CARROLLTON BANCORP
filed 2008-05-12
CIK 859222

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                            ------------------------

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

     State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,635,377 common shares outstanding at May 2, 2008

================================================================================

PART I

ITEM 1. FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                 March 31,         December 31,
                                                   2008                2007
                                               -------------      -------------
                                                (unaudited)
ASSETS
Cash and due from banks                        $  9,313,401       $  9,382,800
Federal funds sold and Federal Home Loan Bank
 deposit                                          1,667,264          7,544,181
Federal Home Loan Bank stock, at cost             2,234,700          1,305,100
Investment securities
       Available for sale                        54,508,684         34,788,932
       Held to maturity                          12,780,332         18,003,276
Loans held for sale                              12,690,497          7,579,765
Loans, less allowance for loan losses of
 $3,252,865 in 2008 and $3,270,425 in 2007      253,846,053        258,353,408
Premises and equipment                            7,333,844          7,198,208
Accrued interest receivable                       1,715,619          1,733,672
Bank owned life insurance                         4,473,774          4,435,024
Other real estate owned                             591,540                 --
Other assets                                      2,669,089          2,524,689
                                               -------------      -------------

                                               $363,824,797       $352,849,055
                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                          $ 49,663,669       $ 49,619,610
  Interest-bearing                              228,107,975        236,019,015
                                               -------------      -------------
   Total deposits                               277,771,644        285,638,625
Federal funds purchased and securities sold
 under agreement to repurchase                   15,173,486         14,589,152
Advances from the Federal Home Loan Bank         35,600,000         15,000,000
Accrued interest payable                            253,330            221,285
Other liabilities                                 1,897,644          1,468,693
                                               -------------      -------------
                                                330,696,104        316,917,755
                                               -------------      -------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized
 10,000,000 shares; issued and outstanding
 2,635,377 in 2008 and 2,834,975 in 2007          2,635,377          2,834,975
Additional paid-in capital                       16,063,752         18,781,650
Retained earnings                                13,766,502         13,654,180
Accumulated other comprehensive income              663,062            660,495
                                               -------------      -------------
                                                 33,128,693         35,931,300
                                               -------------      -------------

                                               $363,824,797       $352,849,055
                                               =============      =============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended March 31,
                                               --------------------------------
                                                   2008               2007
                                               -------------      -------------
                                                (unaudited)        (unaudited)
Interest income:
  Interest and fees on loans                   $  4,734,133       $  5,103,574
  Interest and dividends on securities:
     Taxable                                        664,777            580,933
     Nontaxable                                      88,038             96,389
     Dividends                                       42,096             36,081
  Federal funds sold and interest-bearing
   deposits with other banks                         30,915             20,321
                                               -------------      -------------

     Total interest income                        5,559,959          5,837,298
                                               -------------      -------------

Interest expense:
  Deposits                                        1,794,979          2,006,956
  Borrowings                                        362,205            401,627
                                               -------------      -------------

     Total interest expense                       2,157,184          2,408,583
                                               -------------      -------------

     Net interest income                          3,402,775          3,428,715

Provision for loan losses                            99,000             66,000
                                               -------------      -------------

     Net interest income after provision for
      loan losses                                 3,303,775          3,362,715
                                               -------------      -------------

Noninterest income:
  Service charges on deposit accounts               198,898            357,702
  Brokerage commissions                             216,664            169,578
  Electronic Banking fees                           467,536            417,063
  Mortgage banking fees and gains                   589,807            538,826
  Other fees and commissions                        106,617            115,401
  Security gains, net                                80,664                 --
                                               -------------      -------------

     Total noninterest income                     1,660,186          1,598,570
                                               -------------      -------------

Noninterest expenses:
  Salaries                                        1,682,191          1,824,819
  Employee benefits                                 503,701            359,528
  Occupancy                                         587,753            477,428
  Furniture and equipment                           153,942            149,855
  Other noninterest expenses                      1,489,432          1,277,795
                                               -------------      -------------
     Total noninterest expenses                   4,417,019          4,089,425
                                               -------------      -------------

     Income before income taxes                     546,942            871,860
Income tax provision                                117,993            270,968
                                               -------------      -------------

     Net income                                $    428,949       $    600,892
                                               =============      =============

Net income per share - basic                   $       0.16       $       0.21
                                               =============      =============

Net income per share - diluted                 $       0.16       $       0.21
                                               =============      =============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Three Months Ended March 31, 2008 and 2007 (unaudited)

                                                                                                 Accumulated
                                                                      Additional                    Other
                                                            Common      Paid-on     Retained    Comprehensive  Comprehensive
                                                            Stock       Capital     Earnings        Income        Income
                                                          ----------  ------------ -----------  -------------  -------------
Balance December 31, 2006                                 $2,806,705  $18,372,351  $12,886,247  $    646,075
Net income                                                        --           --      600,892            --   $    600,892
Net unrealized gains (losses) on available for sale
 securities, net of tax                                           --           --           --       112,181        112,181
                                                                                                               -------------

Comprehensive income                                                                                           $    713,073
                                                                                                               =============

Stock options exercised including tax benefit of $15,994      14,490      206,181           --            --
Stock-based compensation                                          --        4,460           --            --
Cash dividends, $0.12 per share                                   --           --     (338,114)           --
                                                          ----------  ------------ ------------ -------------
Balance March 31, 2007                                    $2,821,195  $18,582,992  $13,149,025  $    758,256
                                                          ==========  ============ ============ =============


Balance December 31, 2007                                 $2,834,975  $18,781,650  $13,654,180  $    660,495
Net income                                                        --                   428,949            --   $    428,949
Changes in unrealized gains (losses) on available for
 sale securities, net of tax                                      --           --           --         2,567          2,567
                                                                                                               -------------

Comprehensive income                                                                                           $    431,516
                                                                                                               =============
Shares acquired and canceled                                (199,598)  (2,719,726)          --            --
Stock-based compensation                                          --        1,828           --            --
Cash dividends, $0.12 per share                                   --           --     (316,627)           --
                                                          ----------  ------------ ------------ -------------
Balance March 31, 2008                                    $2,635,377  $16,063,752  $13,766,502  $    663,062
                                                          ==========  ============ ============ =============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2008 and 2007

                                                 Three Months Ended March 31,
                                               --------------------------------
                                                   2008               2007
                                               -------------      -------------
                                                (unaudited)        (unaudited)
Cash flows from operating activities:
  Net income                                   $    428,949       $    600,892
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
   Provision for loan losses                         99,000             66,000
   Depreciation and amortization                    216,838            209,619
   Deferred income taxes                            289,907              9,359
   Amortization of premiums and discounts            (9,700)           (16,284)
   Gains on disposal of securities                  (80,664)                --
   Loans held for sale made, net of principal
    sold                                         (5,110,732)        (2,148,040)
   Write down of foreclosed real estate                  --            127,906
   Stock based compensation expense                   1,828              4,460
   (Increase) decrease in:
     Accrued interest receivable                     18,053            (42,028)
     Prepaid income taxes                          (150,407)                --
     Cash surrender value of bank owned life
      insurance                                     (38,750)           (38,128)
     Other assets                                  (194,594)           (14,601)
   Increase (decrease) in:
     Accrued interest payable                        32,045             31,348
     Deferred loan origination fees                 (19,498)           (63,301)
     Other liabilities                              579,357           (134,226)
                                               -------------      -------------
       Net cash (used in) operating
        activities                               (3,938,368)        (1,407,024)
                                               -------------      -------------

Cash flows from investing activities:
     Proceeds from sales of securities
      available for sale                             82,963                 --
     Proceeds from maturities of securities
      available for sale                            688,189          1,120,958
     Proceeds from maturities of securities
      held to maturity                            5,135,191            328,719
     (Purchase) redemption of Federal Home
      Loan Bank stock, net                         (929,600)           106,900
     Purchase of securities available for sale  (20,580,725)                --
     Loans made, net of principal collected       3,836,314            (88,464)
     Purchase of premises and equipment            (321,680)          (651,545)
                                               -------------      -------------
        Net cash provided by (used in)
         investing activities                   (12,089,348)           816,568
                                               -------------      -------------

Cash flows from financing activities:
     Net increase (decrease) in time deposits    (5,194,917)        (1,688,150)
     Net increase (decrease) in other deposits   (2,672,066)         1,783,536
     Advances (payment) of Federal Home Loan
      Bank advances                              20,600,000         (1,500,000)
     Net increase (decrease) in other borrowed
      funds                                         584,334         (1,321,692)
     Common stock repurchase and retirement      (2,919,324)                --
     Stock options exercised                             --            204,677
     Income tax benefit from exercise of stock
      options                                            --             15,994
     Dividends paid                                (316,627)          (338,114)
                                               -------------      -------------
       Net cash provided by (used in)
        financing activities                     10,081,400         (2,843,749)
                                               -------------      -------------
Net (decrease) in cash and cash equivalents      (5,946,316)        (3,434,205)
Cash and cash equivalents at beginning of
 period                                          16,926,981         13,622,766
                                               -------------      -------------
Cash and cash equivalents at end of period     $ 10,980,665       $ 10,188,561
                                               =============      =============

Supplemental information:
  Interest paid on deposits and borrowings     $  2,125,139       $  2,377,235
                                               =============      =============
  Income taxes paid                            $    268,400       $    472,612
                                               =============      =============
  Loan made to facilitate sale of other real
   estate owned                                $         --       $  1,327,175
                                               =============      =============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information as of and for the three months ended March 31, 2008 and
                               2007 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements prepared for Carrollton Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2007 Annual Report on Form 10-K Filed with the Securities and Exchange Commission.

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

     The consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that will be achieved for the entire year.

     Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.

NOTE 2 - NET INCOME PER SHARE

     The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2008            2007
                                                    -------------   ------------
Basic:
   Net income                                       $    428,949    $   600,892
   Average common shares outstanding                   2,724,750      2,815,749
   Basic net income per common share                $       0.16    $      0.21
                                                    =============   ============
Diluted:
   Net income                                       $    428,949    $   600,892
   Average common shares outstanding                   2,724,750      2,815,749
   Stock option adjustment                                 4,475         59,560
                                                    -------------   ------------
   Average common shares outstanding - diluted         2,729,225      2,875,309
   Diluted net income per common share              $       0.16    $      0.21
                                                    =============   ============

NOTE 3 - STOCK-BASED COMPENSATION

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

     Stock-based compensation expense recognized was $1,828 during the first quarter of 2008 compared to $4,460 during the first quarter of 2007. As of March 31, 2008, there was $7,608 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years). Nonqualified stock options for 630 shares were granted to a new director under the 1998 Long Term Incentive Plan in January 2007. The fair value of these options was determined assuming a weighed average dividend yield of 2.8%, a weighted average expected volatility of 25.2%, a weighted average risk-free interest rate of 4.9%, and a weighted average expected life of 10 years.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company enters into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

     Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of March 31, 2008, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

     Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

                                                 March 31,       March 31,
                                                   2008            2007
                                               -------------   -------------
Loan commitments                               $ 34,180,174    $ 39,525,734
Unused lines of credit                           83,171,091      95,962,198
Letters of credit                                 2,628,941       1,935,963


NOTE 5 - FAIR VALUE

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, "Effective Date of FASB Statement No. 157." This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November, 2008 and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company uses the following methods and significant assumptions to estimate fair value:

Securities available for sale: The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted pricing exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Impaired loans: Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan's observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

                                     Fair Value Measurements at March 31, 2008 using:
                                              Quoted prices
                                                in active     Significant
                                                markets for      other      Significant
                                                identical      observable   unobservable
                                                  assets         inputs        inputs
                                    Total        (Level 1)     (Level 2)      (Level)
                                ------------- -------------- ------------- --------------
Available for sale securities   $ 54,508,684  $   2,000,334  $ 52,508,350  $          --

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis in the first quarter of 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

                                          Carrying value at March 31, 2008:
                                              Quoted prices
                                                in active     Significant
                                                markets for      other      Significant
                                                identical      observable   unobservable
                                                  assets         inputs        inputs
                                    Total        (Level 1)     (Level 2)      (Level 3)
                                ------------- -------------- ------------- --------------
Loans held for sale             $ 12,690,497  $          --  $ 12,690,497  $          --
Impaired loans                     3,583,078             --     3,583,078             --

     During the first quarter of 2008, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $130,000 of losses related to loans were recognized as chargeoffs for loan losses. During the first quarter, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued SFAS 141 (R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company is currently assessing the potential impact SFAS 141(R) will have on the financial statements.

     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied retrospectively. The Company is currently assessing the potential impact SFAS 160 will have on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     Carrollton Bancorp was formed on January 11, 1990, and is a Maryland chartered bank holding company. The Company holds all of the outstanding shares of common stock of Carrollton Bank. The Bank, formed on April 10, 1900, is a commercial bank that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Bank considers its core market area to be the Baltimore Metropolitan Area.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as "anticipates," "expects," "intends," "plans," "believes," "estimates" and similar expressions also identify forward-looking statements. The forward-looking statements are based on the Company's current intent, belief and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements of the Company's plans, strategies, objectives, intentions, including, among other statements, statements involving the Company's projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in noninterest income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiary, and liquidity and capital levels.

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

     The Bank is engaged in general commercial and retail banking business with eleven branch locations. CMSI is in the business of originating residential mortgage loans and has three branch locations. CFS provides brokerage services to customers, MSLLC is used to dispose of other real estate owned and CCDC promotes, develops and improves the housing and economic conditions of people in Maryland.

     Additionally, the Company enters into commitments to originate residential mortgage loans to be sold.

     Net income decreased $172,000 or 29% for the three months ended March 31, 2008 compared to the same period in 2007. The Company's earning performance in the first quarter was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 4.18% for the quarter ended March 31, 2008 from 4.34% in the comparable quarter in 2007.

     Based upon current earnings, the Company paid dividends of $0.12 per share to shareholders during the first quarter of 2008.

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

FINANCIAL CONDITION

Summary

     Total assets increased $11.0 million to $363.8 million at March 31, 2008 compared to $347.6 million at the end of 2007. The increase was due to the purchase of $15.7 million of investment securities and was funded with FHLB advances. Loans decreased by $4.5 million or 1.7% to $253.8 million during the period. Total average interest-earning assets increased $10.6 million during the period to $332.7 million and were 93.9% of total average assets at March 31, 2008. Total deposits decreased by $7.9 million or 2.8% to $277.8 million as of March 31, 2008 from $285.6 million as of December 31, 2007. Money market accounts decreased $4.5 million and certificate of deposit accounts decreased $5.5 million while lower interest bearing checking and savings accounts increased $1.3 million and $429,000 respectively.

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

     Investment securities increased $14.5 million to $67.3 million at March 31, 2008 from $52.8 million at December 31, 2007. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

     Loans held for sale increased to $12.7 million at March 31, 2008 from $7.6 million at December 31, 2007 due to the increase in origination activity during the first three months of 2008 due to the decline in interest rates. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

     Loans decreased $4.5 million or 1.7% to $253.8 million at March 31, 2008 from $258.4 million at December 31, 2007. The decrease was due to payoffs exceeding originations during the winter months.

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

     At March 31, 2008, the Company had eleven impaired loans totaling approximately $4,187,000, all of which have been classified as nonaccrual. The valuation allowance for impaired loans was $604,000 as of March 31, 2008.

     The following table provides information concerning nonperforming assets and past due loans:

                                    March 31,   December 31,   March 31,
                                       2008         2007         2007
                                   ------------ ------------ ------------

Nonaccrual loans                   $ 5,288,555  $ 4,819,139  $ 3,985,030
Restructured loans                     177,290      178,003      179,986
Foreclosed real estate                 591,540           --           --
                                   ------------ ------------ ------------

  Total nonperforming assets       $ 6,057,385  $ 4,997,142  $ 4,165,016
                                   ============ ============ ============

Accruing loans past-due 90 days or
 more                              $   166,838  $   918,986  $    87,077
                                   ============ ============ ============

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

     During the quarter ended March 31, 2008 and the year ended December 31, 2007, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

     The allowance for loan losses was $3.3 million at March 31, 2008, which was 1.27% of loans compared to $3.3 million at December 31, 2007, which was 1.25% of loans. During the first three months of 2008, the Company experienced net charge offs of $117,000. The ratio of net loan losses to average loans outstanding decreased to 0.04% for the three months ended March 31, 2008 from 0.15% for the year ended December 31, 2007. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased to 2.42% as of March 31, 2008 compared to 2.26% at December 31, 2007 due to the increase in delinquent commercial and residential loans and other real estate owned property.

     The following table summarizes the activity in the allowance for loan losses:

                                             Three months Ended      Year ended
                                                  March 31,           December
                                          --------------------------------------
                                              2008         2007         2007
                                          ------------ ------------ ------------

Allowance for loan losses - beginning of
 period                                   $ 3,270,425  $ 3,131,021  $ 3,131,021

Provision for loan losses                      99,000       66,000      536,000
Charge-offs                                  (130,168)    (116,854)    (442,452)
Recoveries                                     13,608       11,542       45,856
                                          ------------ ------------ ------------

Allowance for loan losses - end of period $ 3,252,865  $ 3,091,709  $ 3,270,425
                                          ============ ============ ============

Funding Sources

Deposits

     Total deposits decreased by $7.9 million or 2.8% to $277.8 million as of March 31, 2008 from $285.6 million as of December 31, 2007. Money market accounts decreased $4.5 million and certificate of deposit accounts decreased $5.5 million while lower interest bearing checking and savings accounts increased $1.3 million and $429,000 respectively.

Borrowings

     Advances from the Federal Home Loan Bank (FHLB) increased $20.6 million to $35.6 million at March 31, 2008. Approximately $15.6 million was used to fund the purchase of investment securities. Total borrowings increased $21.2 million to $50.8 million at March 31, 2008 compared to $29.6 million at the end of 2007.

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

     The following table summarizes the Company's capital ratios:

                                                      Minimum
                           March 31,  December 31,   Regulatory     To Be Well
                             2008         2007      Requirements   Capitalized
                           ---------  ------------  ------------   -----------

Risk-based capital ratios:
  Tier 1 capital              11.39%        12.35%         4.00%            6%
  Total capital               12.64         13.63          8.00            10%

Tier 1 leverage ratio          9.09         10.03          4.00             5%

     Total shareholders' equity decreased 7.8% or $2.8 million to $33.1 million at March 31, 2008. The decrease was due primarily to the repurchase of approximately 200,000 shares of stock of the Company for $2.9 million and dividends paid of $317,000 partially offset by net income of $429,000.

RESULTS OF OPERATIONS

Summary

     Carrollton Bancorp reported net income for the first three months of 2008 of $429,000, or $0.16 per diluted share. For the same period of 2007, net income amounted to $601,000, or $0.21 per diluted share.

     The Company's earning performance in the first quarter was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 4.18% for the quarter ended March 31, 2008 from 4.34% in the comparable quarter in 2007. Noninterest income increased $62,000 or 3.9% to $1.7 million in the first quarter of 2008 compared to the first quarter of 2007. Noninterest expenses increased to $328,000 to $4.4 million in the first quarter of 2008 compared to the first quarter of 2007.

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the three months ended March 31, 2008 was 0.49%, compared to 0.70% for the corresponding period in 2007. Return on average equity, the product of net income divided by average equity, measures how effectively the company invests its capital to produce income. Return on average equity for the three months ended March 31, 2008 was 4.97%, compared to 6.87% for the corresponding period in 2007.

     Interest and fee income on loans decreased 7.2% primarily due to the decline in interest rates, with total interest income decreasing 4.8%. Net interest income decreased 0.8% due to the compression of the Company's net interest margin to 4.18% for the quarter ended March 31, 2008 from 4.34% in the comparable quarter in 2007. Non interest income increased 3.9% or $62,000 to $1.7 million in the first quarter of 2008 compared to the first quarter of 2007. The increase was due to the $47,000 increase in brokerage commissions, $50,000 increase in Electronic Banking, $51,000 increase in mortgage banking fees and gains and the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. These increases were partially offset by the $159,000 decrease in service charges. The decrease in service charges was primarily due to the one time charge of approximately $132,000 in the first quarter of 2007 for a commercial customer.

     Noninterest expenses were $4.4 million in the first quarter of 2008 compared to $4.1 million in 2007, an increase of $328,000 or 8.0%. Salaries decreased $143,000 and employee benefits increased $144,000 due to the elimination of several positions partially offset by normal salary increases and additional personnel for the new branch opened in May 2007, while increased medical costs were the primary component of an increase in the employee benefits. Occupancy costs increased due to normal lease escalation charges, the new branch lease that began in March 2007 and an increase in the new Perry Hall branch lease that relocated from White Marsh on January 7, 2008. Other operating expenses increased $212,000 due to the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, the $25,000 pretax charge for the Company's proportionate share of a contingent obligation to indemnify Visa, Inc. for certain litigation matters partially offset by the $147,000 charge in 2007 to dispose of an other real estate owned property and decreases in various other expenses.


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

     Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) was approximately the same at $3.5 million for the first three months of 2007 and 2008. Average interest earning assets increase $10.5 million while the net interest margin on average earning assets decreased from 4.34% for the first three months of 2007 to 4.18% for the first three months of 2008.

     Interest income on loans on a tax equivalent basis (a non-GAAP measure) decreased 7.2% during the first three months of 2008 due to the decline in interest rates. The yield on loans decreased to 7.08% during the first three months of 2008 from 7.68% during the first three months of 2007. The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

     Interest income from investment securities and overnight investments on a tax equivalent basis was $890,000 for the first three months of 2008, compared to $799,000 for the first three months of 2007, representing an 11.3% increase. This increase was due to the average balance of Federal Funds sold and FHLB deposits increasing $2.1 million. The investment portfolio on average increased 9.6% and the overall yield on investments increased from 5.67% for the first three months of 2007 to 5.71% for the first three months of 2008. The yield on Federal Funds Sold and the FHLB deposit decreased to 3.55% for the first three months of 2008 compared to 5.70% for the same period in 2007. The decrease in yield was primarily due to the Federal Open Market Committee (FOMC) reducing rates six times as of March 31, 2008.

     Interest expense decreased $251,000 to $2.2 million for the first three months of 2008 from $2.4 million for the first three months of 2007. The decrease in interest expense was due primarily to the cost of interest-bearing liabilities decreasing to 3.22% for the first three months of 2008 compared to 3.74% for the first three months of 2007. The decrease was due to the FOMC reducing the Federal Funds target rate.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                   Three Months Ended March 31, 2008
                                                 -------------------------------------
                                                    Average
                                                    balance        Interest     Yield
                                                 --------------  ------------  -------
ASSETS
Interest-earning assets:
  Federal funds sold and Federal Home Loan Bank
   deposit                                       $   3,520,595   $    31,114     3.55%
  Federal Home Loan Bank stock                       1,773,568        28,449     6.45
  Investment securities (a)                         58,484,820       830,173     5.71
  Loans, net of unearned income: (a)
    Demand and time                                 68,893,555     1,152,864     6.73
    Residential mortgage (b)                        84,022,987     1,417,539     6.79
    Commercial mortgage and construction           114,361,814     2,136,064     7.51
    Installment                                      1,394,859        25,420     7.33
    Lease financing                                    242,127         1,385     2.30
                                                 --------------  ------------
      Total loans                                  268,915,342     4,733,272     7.08
                                                 --------------  ------------
    Total interest-earning assets                  332,694,325     5,623,008     6.80
                                                                 ------------
Noninterest-earning assets:
  Cash and due from banks                            7,667,881
  Premises and equipment                             7,332,458
  Other assets                                       8,799,811
  Allowance for loan losses                         (3,248,179)
  Unrealized gains on available for sale
   securities                                        1,103,389
                                                 --------------
      Total assets                               $ 354,349,685
                                                 ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                $  52,925,296        30,972     0.24%
  Money market                                      51,110,531       338,604     2.66
  Certificates of deposit                          126,167,221     1,421,656     4.53
                                                 --------------  ------------
                                                   230,203,048     1,791,232     3.13
  Borrowed funds                                    39,344,690       365,952     3.74
                                                 --------------  ------------
        Total interest-bearing liabilities         269,547,738     2,157,184     3.22
                                                                 ------------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                      48,784,896
  Other liabilities                                  1,328,031
Shareholders' equity                                34,689,020
                                                 --------------
      Total liabilities and shareholders' equity $ 354,349,685
                                                 ==============

Net interest margin (c)                          $ 332,694,325   $ 3,465,824     4.18%
                                                 ==============  ============  =======
_____________________

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

                                                   Three Months Ended March 31, 2007
                                                 -------------------------------------
                                                    Average
                                                    balance        Interest     Yield
                                                 --------------  ------------  -------
ASSETS
Interest-earning assets:
  Federal funds sold and Federal Home Loan Bank
   deposit                                       $   1,425,172   $    20,321     5.70%
  Federal Home Loan Bank stock                       1,581,961        23,014     5.82
  Investment securities (a)                         53,340,822       755,773     5.67
  Loans, net of unearned income: (a)
    Demand and time                                 71,160,948     1,443,422     8.11
    Residential mortgage (b)                        72,831,294     1,363,851     7.49
    Commercial mortgage and construction           119,831,305     2,266,944     7.57
    Installment                                      1,127,827        16,821     5.97
    Lease financing                                    856,651        12,816     5.98
                                                 --------------  ------------
      Total loans                                  265,808,025     5,103,854     7.68
                                                 --------------  ------------
    Total interest-earning assets                  322,155,980     5,902,962     7.33
                                                                 ------------
Noninterest-earning assets:
  Cash and due from banks                            8,716,748
  Premises and equipment                             5,791,455
  Other assets                                       9,585,442
  Allowance for loan losses                         (3,160,300)
  Unrealized gains on available for sale
   securities                                        1,086,330
                                                 --------------
      Total assets                               $ 344,175,655
                                                 ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                $  57,543,322        33,604     0.23%
  Money market                                      52,934,577       560,710     4.24
  Certificate of Deposit                           115,900,310     1,406,976     4.86
                                                 --------------  ------------
                                                   226,378,209     2,001,290     3.54
  Borrowed funds                                    30,873,741       407,293     5.28
                                                 --------------  ------------
      Total interest-bearing liabilities           257,251,950     2,408,583     3.74
                                                                 ------------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                      50,466,224
  Other liabilities                                  1,479,584
Shareholders' equity                                34,977,897
                                                 --------------
     Total liabilities and shareholders' equity  $ 344,175,655
                                                 ==============


Net interest margin (c)                          $ 322,155,980   $ 3,494,379     4.34%
                                                 ==============  ============  =======
_____________________

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

     The Company recorded a provision for loan losses of $99,000 in the first quarter of 2008 and $66,000 in the first quarter of 2007. Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 2.42% at March 31, 2008 compared to 1.63% March 31, 2007 and increased from 2.26% at December 31, 2007.

Noninterest Income

     Noninterest income was $1.7 million for the three months ended March 31, 2008, an increase of $62,000 or 3.9%, compared to the corresponding period in 2007. This increase was due to the $47,000 increase in brokerage commissions, $50,000 increase in Electronic Banking, $51,000 increase in mortgage banking fees and gains and the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. These increases were partially offset by the $159,000 decrease in service charges. The decrease in service charges was primarily due to the one time charge of approximately $132,000 in the first quarter of 2007 for a commercial customer.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission increased $47,000, or 27.8%, during the three months ended March 31, 2008, compared to the same period in 2007.

     Electronic banking fee income increased by $50,000 for the three months ended March 31, 2008 compared to the corresponding period in 2007. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 70% of total electronic banking revenue. Fees from ATMs represent approximately 4% of total electronic banking revenue. Fees from check cards represent approximately 26% of electronic banking revenue.

     Mortgage-banking revenue increased by $51,000 to $590,000 in 2008 from $539,000 in 2007. During 2004, the Company opened a mortgage subsidiary, CMSI. Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.

     The Company realized gains on the sales of equity securities of $81,000 for the three months ended March 31, 2008, compared to none for the same period in 2007. The gain related primarily to the cash received subsequent to the Visa, Inc. initial public offering that occurred in March 2008.

Noninterest Expense

     Noninterest expenses were $4.4 million in the first quarter of 2008 compared to $4.1 million in 2007, an increase of $328,000 or 8.0%. Salaries decreased $143,000 and employee benefits increased $144,000 due to the elimination of several positions partially offset by normal salary increases and additional personnel for the new branch opened in May 2007, while increased medical costs were the primary component of an increase in the employee benefits. Occupancy costs increased due to normal lease escalation charges, the new branch lease that began in March, 2007 and an increase in the new Perry Hall branch lease that relocated from White Marsh on January 7, 2008. Other operating expenses increased $212,000 due to the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, the $25,000 pretax charge for the Company's proportionate share of a contingent obligation to indemnify Visa, Inc. for certain litigation matters partially offset by the $147,000 charge in 2007 to dispose of an other real estate owned property and decreases in various other expenses.

     Noninterest expense increased $328,000 or 8.0% for the three months ended March 31, 2008, compared to the same period in 2007.

     Salaries, the largest component of noninterest expense, decreased by $143,000 or 7.8% due to the elimination of several staff positions. These decreases were partially offset by normal salary increases and additional staff for the branch that opened in May 2007.

     Employee benefits increased by $144,000 due primarily to increases in medical benefits.

     Occupancy expenses were $588,000 for the three months ended March 31, 2008, compared to $477,000 for the same period in 2007, which represented an increase of $110,000 or 23.1%. This increase was due to a new branch lease that began in March 2007 plus normal annual lease escalation increases and an increase in rent related to the new Perry Hall branch relocated from White Marsh on January 7, 2008.

     Furniture and equipment expenses were substantially the same for the three months ended March 31, 2008 and 2007.

     Other operating expenses increased $212,000 or 16.6% for the three months ended March 31, 2008. This increase was due to the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, the $25,000 pretax charge for the Company's proportionate share of a contingent obligation to indemnify Visa, Inc. for certain litigation matters partially offset by the $147,000 charge in 2007 to dispose of an other real estate owned property and decreases in various other expenses.

Income Taxes

     For the three month period ended March 31, 2008, the Company's effective tax rate was 21.6%, compared to 31.1% for the same period in 2007. Although nontaxable interest income decreased $8,000, it represented a higher percentage of income before income taxes for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

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

     The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and unpledged securities available for sale. Such assets totaled $72.7 million or 19.97% of total assets at March 31, 2008.

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $135.5 million at March 31, 2008. Of this total, management places a high probability of required funding within one year on approximately $70.5 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has established lines of credit totaling $84 million with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At March 31, 2008, the Company had $35.6 million outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit. Additionally, the Company has available unsecured federal funds lines of credit of $10 million and a secured federal funds line of credit of $5 million with other institutions. There was no balance outstanding under these lines at March 31, 2008. The lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2008, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first three months of 2008 or 2007.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On April 24, 2008, the Board of Directors of the Company declared a $0.12 per share cash dividend to common shareholders of record on May 15, 2008, payable June 2, 2008.

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

     (b) Reports on Form 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CARROLLTON BANCORP

                                                 PRINCIPAL EXECUTIVE OFFICER:

Date    May 12, 2008                             /s/ Robert A. Altieri
        ------------                             -------------------------------

                                                 Robert A. Altieri
                                                 President and Chief Executive
                                                 Officer

                                                 PRINCIPAL FINANCIAL OFFICER:

Date    May 12, 2008                             /s/ James M. Uveges
        ------------                             -------------------------------

                                                 James M. Uveges
                                                 Senior Vice President and Chief
                                                 Financial Officer