Form 10-Q
period 2008-06-30
CARROLLTON BANCORP
filed 2008-08-11
CIK 859222

================================================================================
                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                -------------------

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

     Indicate by check mark whether the registrant is an accelerated filer.
                                   Yes |_| |X| No

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|

     State the number shares outstanding of each of the issuer's classes of common equity, as of the latest
                                practicable date:
            xxx,xxx,xxx common shares outstanding at August 8, 2008


================================================================================

                               CARROLLTON BANCORP

                                    CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                                                          Page

     Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007                       3

     Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2007
      (unaudited)                                                                                            4

     Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 2008 and
      2007 (unaudited)                                                                                       5

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007
      (unaudited)                                                                                            6

     Notes to Consolidated Financial Statements                                                              7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation             11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                                       23

   Item 4. Controls and Procedures                                                                          23

PART II -- OTHER INFORMATION

   Item 1. Legal Proceedings                                                                                23

   Item 2. Changes in Securities and Use of Proceeds                                                        23

   Item 3. Defaults Upon Senior Securities                                                                  23

   Item 4. Submission of Matters to a Vote of Security Holders                                              23

   Item 5. Other Information                                                                                23

   Item 6. Exhibits and Reports on Form 8-K                                                                 24

                                        2
--------------------------------------------------------------------------------

PART I
ITEM 1.   FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                                             June 30,   December 31,
                                                                                                               2008         2007
                                                                                                           ------------ ------------
                                                                                                           (unaudited)
ASSETS
Cash and due from banks                                                                                    $ 10,498,170 $  9,382,800
Federal funds sold and Federal Home Loan Bank deposit                                                           852,569    7,544,181
Federal Home Loan Bank stock, at cost                                                                         3,616,200    1,305,100
Investment securities
       Available for sale                                                                                    61,459,151   34,788,932
       Held to maturity                                                                                      12,322,911   18,003,276
Loans held for sale                                                                                          18,890,542    7,579,765
Loans, less allowance for loan losses of $2,874,873 in 2008 and $3,270,425 in 2007                          260,881,255  258,353,408
Premises and equipment                                                                                        7,188,429    7,198,208
Accrued interest receivable                                                                                   1,877,984    1,733,672
Bank owned life insurance                                                                                     4,512,885    4,435,024
Deferred income taxes                                                                                         1,785,089      762,606
Other real estate owned                                                                                       1,542,886           --
Other assets                                                                                                  1,740,431    1,762,083
                                                                                                           ------------ ------------

                                                                                                           $387,168,502 $352,849,055
                                                                                                           ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                                                                      $ 50,775,979 $ 49,619,610
  Interest-bearing                                                                                          222,182,705  236,019,015
                                                                                                           ------------ ------------
   Total deposits                                                                                           272,958,684  285,638,625
Federal funds purchased and securities sold under agreement to repurchase                                    14,640,852   14,589,152
Advances from the Federal Home Loan Bank                                                                     66,300,000   15,000,000
Accrued interest payable                                                                                        311,322      221,285
Other liabilities                                                                                             1,896,189    1,468,693
                                                                                                           ------------ ------------
                                                                                                            356,107,047  316,917,755
                                                                                                           ------------ ------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,578,191 in 2008
 and 2,834,975 in 2007                                                                                        2,578,191    2,834,975
Additional paid-in capital                                                                                   15,364,455   18,781,650
Retained earnings                                                                                            14,076,885   13,654,180
Accumulated other comprehensive income                                                                         (958,076)     660,495
                                                                                                           ------------ ------------
                                                                                                             31,061,455   35,931,300
                                                                                                           ------------ ------------

                                                                                                           $387,168,502 $352,849,055
                                                                                                           ============ ============

See accompanying notes to consolidated financial statements.

                                        3
--------------------------------------------------------------------------------

                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                                         ------------------------------- ---------------------------
                                                                              2008            2007           2008          2007
                                                                         --------------- --------------- ------------ --------------
                                                                           (unaudited)     (unaudited)   (unaudited)   (unaudited)
Interest income:
  Loans                                                                  $     4,551,805 $     5,316,028 $  9,285,938 $   10,419,602
  Investment securities:
   Taxable                                                                       760,121         560,645    1,424,898      1,141,578
   Nontaxable                                                                     87,918          93,568      175,956        189,957
   Dividends                                                                      58,818          36,736      100,914         72,817
  Federal funds sold and interest-bearing deposits with other banks               15,567          21,088       46,482         41,409
                                                                         --------------- --------------- ------------ --------------

   Total interest income                                                       5,474,229       6,028,065   11,034,188     11,865,363

Interest expense:
  Deposits                                                                     1,553,726       2,034,486    3,348,705      4,041,442
  Borrowings                                                                     376,279         430,935      738,484        832,562
                                                                         --------------- --------------- ------------ --------------

   Total interest expense                                                      1,930,005       2,465,421    4,087,189      4,874,004
                                                                         --------------- --------------- ------------ --------------

   Net interest income                                                         3,544,224       3,562,644    6,946,999      6,991,359
Provision for loan losses                                                         99,000          99,000      198,000        165,000
                                                                         --------------- --------------- ------------ --------------

   Net interest income after provision for loan losses                         3,445,224       3,463,644    6,748,999      6,826,359
                                                                         --------------- --------------- ------------ --------------

Noninterest income:
  Electronic banking fees                                                        462,292         497,660      929,828        914,723
  Mortgage-banking fees and gains                                                691,856         605,920    1,281,663      1,144,746
  Brokerage commissions                                                          175,855         170,658      392,519        340,236
  Service charges on deposit accounts                                            212,593         207,163      411,491        564,865
  Other fees and commissions                                                     103,108         134,629      209,725        250,030
  Security gains, net                                                                 --              --       80,664             --
                                                                         --------------- --------------- ------------ --------------

   Total noninterest income                                                    1,645,704       1,616,030    3,305,890      3,214,600
                                                                         --------------- --------------- ------------ --------------

Noninterest expenses:
  Salaries                                                                     1,719,349       1,893,479    3,401,540      3,718,298
  Employee benefits                                                              449,904         375,456      953,605        734,984
  Occupancy                                                                      584,351         490,922    1,172,104        968,350
  Professional services                                                          222,955         425,072      446,237        630,518
  Furniture and equipment                                                        153,495         145,666      307,437        295,521
  Other operating expenses                                                     1,033,801       1,054,020    2,299,951      2,126,369
                                                                         --------------- --------------- ------------ --------------

   Total noninterest expenses                                                  4,163,855       4,384,615    8,580,874      8,474,040
                                                                         --------------- --------------- ------------ --------------

   Income before income taxes                                                    927,073         695,059    1,474,015      1,566,919
Income tax provision                                                             300,155         242,418      418,148        513,386
                                                                         --------------- --------------- ------------ --------------

   Net income                                                            $       626,918 $       452,641 $  1,055,867 $    1,053,533
                                                                         =============== =============== ============ ==============

Net income per common share - basic                                      $          0.24 $          0.16 $       0.39 $         0.37
                                                                         =============== =============== ============ ==============

Net income per common share - diluted                                    $          0.24 $          0.16 $       0.39 $         0.37
                                                                         =============== =============== ============ ==============

See accompanying notes to consolidated financial statements.

                                        4
--------------------------------------------------------------------------------

                               CARROLLTON BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Six Months Ended June 30, 2008 and 2007 (unaudited)
                                                                                                         Accumulated
                                                                                                            Other
                                                           Common    Additional Paid-in    Retained     Comprehensive Comprehensive
                                                           Stock           Capital         Earnings        Income        Income
                                                        ------------ ------------------ --------------- ------------- -------------

Balances at December 31, 2006                           $  2,806,705 $       18,372,351 $    12,886,247 $     646,075
Net income                                                        --                 --       1,053,533            -- $   1,053,533
Changes in net unrealized gains (losses) on securities
 available for sale, net of tax                                   --                 --              --       (71,731)      (71,731)
                                                                                                                      -------------

Comprehensive income                                                                                                  $     981,802
                                                                                                                      =============

Shares acquired and canceled                                 (14,515)          (224,982)             --            --

Stock options exercised including tax benefit of
 $32,663                                                      40,475            581,990              --            --

Issuance of stock under 2007 Equity Plan                       3,600             54,900              --            --

Stock based compensation                                          --              8,920              --            --
Cash dividends, $0.24 per share                                   --                 --        (677,933)           --
                                                         -----------  -----------------  --------------  ------------
Balances at June 30, 2007                               $  2,836,265 $       18,793,179 $    13,261,847 $     574,344
                                                         ============ =================  ==============  ============
Balances at December 31, 2007                           $  2,834,975 $       18,781,650 $    13,654,180 $     660,495
Net income                                                        --                 --       1,055,867            --    $1,055,867
Changes in net unrealized gains (losses) on securities
 available for sale, net of tax                                   --                 --                    (1,618,571)   (1,618,571)
                                                                                                                      -------------

Comprehensive income (loss)                                                                                           $    (562,704)
                                                                                                                      ==============

Shares acquired and canceled                                (262,934)        (3,495,591)             --            --

Stock options exercised including tax benefit of $1,883        2,550             27,939              --            --

Issuance of stock under 2007 Equity Plan                       3,600             46,800              --            --

Stock based compensation                                          --              3,657              --            --
Cash dividends, $0.24 per share                                   --                 --        (633,162)           --
                                                        ------------ ------------------ --------------- -------------
Balances at June 30, 2008                               $  2,578,191 $       15,364,455 $    14,076,885 $    (958,076)
                                                        ============ ================== =============== =============

See accompanying notes to consolidated financial statements.

                                        5
--------------------------------------------------------------------------------

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2008 and 2007

                                                                                                    Six Months Ended June 30,
                                                                                               ------------------------------------
                                                                                                     2008              2007
                                                                                               ---------------- -------------------
                                                                                                 (unaudited)        (unaudited)
Cash flows from operating activities:
  Net income                                                                                   $      1,055,867 $         1,053,533
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Provision for loan losses                                                                            198,000             165,000
   Depreciation and amortization                                                                        423,678             405,997
   Deferred income taxes                                                                                 95,147             100,664
   Amortization of premiums and discounts                                                               (32,534)            (32,513)
   Gains on disposal of securities                                                                      (80,664)                 --
   Loans held for sale made, net of principal sold                                                  (11,310,777)         (2,261,944)
   Write down of foreclosed real estate                                                                      --             127,906
   Gains on sale of premises and equipment                                                                   --              (5,900)
   Stock-based compensation expense                                                                       3,657               8,920
   Issuance of stock under 2007 Equity Plan                                                              50,400              58,500
   (Increase) decrease in:
     Accrued interest receivable                                                                       (144,312)            (20,934)
     Prepaid income taxes                                                                                    --            (249,874)
     Cash surrender value of bank owned life insurance                                                  (77,861)            (76,517)
     Other assets                                                                                       (39,934)            (47,035)
   Increase (decrease) in:
     Accrued interest payable                                                                            90,037              26,558
     Deferred loan origination fees                                                                     (17,601)           (107,388)
     Other liabilities                                                                                  427,493             176,021
                                                                                               ---------------- -------------------
       Net cash provided by (used in) operating activities                                           (9,359,404)           (679,006)
                                                                                               ---------------- -------------------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                                   82,963                  --
  Proceeds from maturities of securities available for sale                                           1,335,111           3,741,834
  Proceeds of maturities of securities held to maturity                                               5,694,084             661,186
  (Purchase)redemption of Federal Home Loan Bank stock                                               (2,311,100)            196,900
  Purchase of securities available for sale                                                         (30,725,015)         (1,000,000)
  Loans made, net of principal collected                                                             (4,251,131)         (4,768,886)
  Purchase of premises and equipment                                                                   (352,312)         (1,368,854)
  Proceeds from sale of premises and equipment                                                               --              21,200
                                                                                               ---------------- -------------------
     Net cash (used in) investing activities                                                        (30,527,400)         (2,516,620)
                                                                                               ---------------- -------------------

Cash flows from financing activities:
  Net decrease in time deposits                                                                      (8,473,297)         (3,544,210)
    Net increase (decrease) in other deposits                                                        (4,206,644)          7,562,802
  Advances/payment of Federal Home Loan Bank advances                                                51,300,000          (2,500,000)
  Net increase (decrease) in other borrowed funds                                                        51,700            (561,710)
    Dividends paid                                                                                     (633,162)           (677,933)
  Stock options exercised                                                                                28,607             589,796
  Common stock repurchases and retirement                                                            (3,758,525)           (239,491)
  Income tax benefit from exercise of stock options                                                       1,883              32,663
                                                                                               ---------------- -------------------
       Net cash provided by financing activities                                                     34,310,562             661,917
                                                                                               ---------------- -------------------
Net increase (decrease) in cash and cash equivalents                                                 (5,576,242)         (2,533,709)
Cash and cash equivalents at beginning of period                                                     16,926,981          13,622,766
                                                                                               ---------------- -------------------
Cash and cash equivalents at end of period                                                     $     11,350,739 $        11,089,057
                                                                                               ================ ===================

Supplemental information:
  Interest paid on deposits and borrowings                                                     $      3,997,152 $         4,847,446
                                                                                                ===============  ==================
  Income taxes paid                                                                            $        473,102 $           992,385
                                                                                                ===============  ==================
  Real estate acquired in settlement of loans                                                  $      1,542,886 $                --
                                                                                                ===============  ==================
  Loan made to facilitate sale of other real estate owned                                      $             -- $         1,327,175
                                                                                                ===============  ==================

See accompanying notes to consolidated financial statements.

                                        6
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information as of and for the three and six months ended June 30, 2008 and
                               2007 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements prepared for Carrollton Bancorp ("the Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2007 Annual Report on Form 10-K.

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

         The consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that will be achieved for the entire year.

         Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.

                                        7
--------------------------------------------------------------------------------

NOTE 2 - NET INCOME PER SHARE

         The calculation of net income per common share for the three and six months ended June 30, 2008 and 2007 are as follows:

                                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                                         ---------------------------  ------------------------------
                                                                              2008          2007           2008            2007
                                                                         -------------- ----------------------------- --------------
Basic:
  Net income                                                             $      626,918 $    452,641  $     1,055,867 $    1,053,533
  Average common shares outstanding                                           2,625,936    2,831,409        2,675,343      2,823,622
  Basic net income per common share                                      $         0.24 $       0.16  $          0.39 $         0.37
                                                                         ============== ============  =============== ==============
Diluted:
  Net income                                                             $      626,918 $    452,641  $     1,055,867 $    1,053,533
  Average common shares outstanding                                           2,625,936    2,831,409        2,675,343      2,823,622
  Stock option adjustment                                                         3,117       53,448            3,182         54,042
                                                                         -------------- ------------  --------------- --------------
  Average common shares outstanding - diluted                                 2,629,053    2,884,857        2,678,525      2,877,664
  Diluted net income per common share                                    $         0.24 $       0.16  $          0.39 $         0.37
                                                                         ============== ============  =============== ==============


NOTE 3 - STOCK BASED COMPENSATION

         At the Company's annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved. Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Company Stock were issued to each non-employee director in May 2008. No new grants will be made under the 1998 Long Term Incentive Plan. However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

         Stock-based compensation expense recognized was $3,657 during the first six months of 2008 compared to $8,920 during the first six months of 2007. As of June 30, 2008, there was $5,780 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

         Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years). Nonqualified stock options for 630 shares were granted to a new director under the 1998 Long Term Incentive Plan in January 2007. The fair value of these options was determined assuming a weighted average dividend yield of 3.3%, a weighted average expected volatility of 36.6%, a weighted average risk-free interest rate of 4.9 percent, and a weighted average expected life of 6 years.


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

         The Company enters into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

         Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of June 30, 2008, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

     Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

                                                                                     June 30,       December 31,       June 30,
                                                                                       2008             2007             2007
                                                                                 ---------------------------------------------------
                Loan commitments                                                 $      45,175,537 $     43,339,445 $     39,379,335
                Unused lines of credit                                                  83,050,521       84,317,358       90,696,512
                Letters of credit                                                        2,928,067        2,546,445        1,877,495

                                       8
--------------------------------------------------------------------------------

NOTE 5 - FAIR VALUE

         In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, "Effective Date of FASB Statement No. 157." This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 2008 and interim periods within those fiscal years. The impact of adoption was not material.

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

         Impaired loans and other real estate owned: Nonrecurring fair value adjustments to loans and other real estate owned (OREO) reflect full or partial write-downs that are based on the loans or OREO's observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans and OREO is not active, loans or OREO subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or OREO are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or OREO subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

                                       9
--------------------------------------------------------------------------------

                                                                 Fair Value Measurements at June 30, 2008 using:
                                                                           Quoted prices in  Significant
                                                                            active markets      other        Significant
                                                                            for identical    observable      unobservable
                                                                                assets          inputs           inputs
                                                            Total             (Level 1)       (Level 2)        (Level 3)
                                                   --------------------------------------------------------------------------
Available for sale securities                      $             61,459,151 $     2,010,728   $ 59,448,423  $              --

         Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis in the first six months of 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

                                                                                Carrying value at June 30, 2008:
                                                                            Quoted prices
                                                                              in active
                                                                             markets for  Significant other  Significant
                                                                              identical      observable      unobservable
                                                                                assets          inputs          inputs
                                                               Total          (Level 1)       (Level 2)       (Level 3)
                                                       --------------------------------------------------------------------
Loans held for sale                                    $          18,890,542  $         -- $     18,890,542  $           --
Impaired loans                                                     2,588,741            --        2,588,741              --
Other real estate owned (OREO)                                     1,542,886            --        1,542,886              --

           During the first six months of 2008, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $657,000 of losses related to loans were recognized as chargeoffs for loan losses and a $34,000 write down of an OREO property was recognized as other operating expenses. During the first six months, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

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

                                       10
--------------------------------------------------------------------------------

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

         The Bank is engaged in general commercial and retail banking business with ten branch locations. CMSI is in the business of originating residential mortgage loans to be sold and has three branch locations. CFS provides brokerage services to customers, MSLLC is used to dispose of other real estate owned and CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland.

                                       11
--------------------------------------------------------------------------------

         Additionally, the Company enters into commitments to originate residential mortgage loans to be sold.

         Net income was substantially the same at $1.1 million for the six months ended June 30, 2008 and 2007. The Company's earning performance in the first six months of 2008 was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 4.20% for the six months ended June 30, 2008 from 4.32% in the comparable quarter in 2007.

         Based upon current earnings, the Company paid dividends of $.12 per share to shareholders during the first and second quarters of 2008.

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

FINANCIAL CONDITION

Summary

         Total assets increased $34.3 million to $387.2 million at June 30, 2008 compared to $352.8 million at the end of 2007. Loans increased by $2.5 million to $260.9 million during the period and investment securities increased $21.0 million to $73.8 million in order to partially offset the decrease in net interest income from the decline in the net interest margin. FHLB advances increased $51.3 million and were used to fund the $21.0 million increase in investment securities, the $11.3 million increase in loans held for sale, the $12.7 million decrease in deposits, and the repurchase of 262,934 shares of common stock for $3.8 million. Total average interest-earning assets increased by $11.7 million during the period to $338.8 million and were 94% of total assets at June 30, 2008.

                                       12
--------------------------------------------------------------------------------

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

         Investment securities increased $21.0 million to $73.8 million at June 30, 2008 from $52.8 million at December 31, 2007. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

         Loans held for sale increased $11.3 million from December 31, 2007 to June 30, 2008 due to the increase in origination activity from the decline in interest rates during the first six months of 2008 compared to the same period in 2007. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

         Loans increased by $2.5 million to $260.9 million at June 30, 2008 from $258.4 million at December 31, 2007. The increase was due to originations exceeding payoffs and was partially reduced by the reclassification of $1.5 million of loans to other real estate owned property.

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

         At June 30, 2008, the Company had five impaired loans totaling approximately $2,589,000, all of which have been classified as nonaccrual. The valuation allowance for impaired loans was $278,000 as of June 30, 2008.

                                       13
--------------------------------------------------------------------------------

         The following table provides information concerning non-performing assets and past due loans:

                                                                                          June 30,       December 31,    June 30,
                                                                                            2008             2007          2007
                                                                                      ----------------- -------------- -------------

Nonaccrual loans                                                                      $       3,651,874 $    4,819,139 $   3,286,074
Restructured loans                                                                              311,846        178,003       179,312
Foreclosed real estate                                                                        1,542,886             --            --
                                                                                      ----------------- -------------- -------------

  Total nonperforming assets                                                          $       5,506,606 $    4,997,142 $   3,465,386
                                                                                      ================= ============== =============

Accruing loans past-due 90 days or more                                               $         844,164 $      918,986 $     773,883
                                                                                      ================= ============== =============

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

         For the six months ended June 30, 2008 and the year ended December 31, 2007, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

         The allowance for loan losses was $2.9 million at June 30, 2008, which was 1.09% of loans compared to $3.3 million at December 31, 2007, which was 1.25% of loans. During the first six months of 2008, the Company experienced net charge-offs of $594,000. The ratio of net loan losses to average loans outstanding increased to 0.19% for the six months ended June 30, 2008 from 0.15% for the year ended December 31, 2007. The ratio of nonperforming assets and accruing loans past-due 90 days or more as a percent of period-end loans and foreclosed real estate increased to 2.39% as of June 30, 2008 compared to 2.26% at December 31, 2007.

         The following table shows the activity in the allowance for loan losses:

                                                                                                             Year Ended
                                                                                Six Months Ended June 30,    December 30
                                                                                -------------------------------------------
                                                                                     2008          2007         2007
                                                                                -------------------------------------------

Allowance for loan losses - beginning of period                                 $     3,270,425 $3,131,021 $     3,131,021

Provision for loan losses                                                               198,000    165,000         536,000
Charge-offs                                                                            (656,802)  (168,454)       (442,452)
Recoveries                                                                               63,250     25,509          45,856
                                                                                --------------- ---------------------------

Allowance for loan losses - end of period                                       $     2,874,873 $3,153,076 $     3,270,425
                                                                                =============== ==========  ===============

                                       14
--------------------------------------------------------------------------------

Funding Sources

Deposits

         Total deposits decreased by $12.7 million or 4.4% to $273.0 million as of June 30, 2008 from $285.6 million as of December 31, 2007. Money market accounts decreased $5.5 million and certificates of deposit accounts decreased $8.2 million while interest-bearing deposits, primarily the savings accounts, increased $1.3 million and noninterest-bearing accounts increased $1.2 million.

Borrowings

         Advances from the Federal Home Loan Bank (FHLB) increased $51.3 million to $66.3 million at June 30, 2008. Approximately $21.0 million was used to fund the purchase of investment securities, $11.3 million was used to fund loans held for sale, $12.7 million was used to fund deposit withdrawals and $3.8 million was used to repurchase 262,934 shares of common stock. Total borrowings increased $51.4 million to $80.9 million at June 30, 2008 compared to $29.6 million at the end of 2007.

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

         The following table summarizes the Company's capital ratios:

                                                                                                        Minimum         To Be
                                                                       June 30,       December 31,    Regulatory        Well
                                                                         2008             2007       Requirements    Capitalized
                                                                  ------------------ -------------- --------------- -------------

Risk-based capital ratios:
  Tier 1 capital                                                               10.82%         12.35%          4.00%         6.00%
  Total capital                                                                11.85          13.63           8.00         10.00

Tier 1 leverage ratio                                                           8.81          10.03           4.00          5.00

         As of June 30, 2008 and December 31, 2007, the Company is considered well capitalized. Management knows of no conditions or events that would change this classification.

                                       15
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Summary

         Carrollton Bancorp reported net income for the first six months of 2008 of $1.1 million, or $0.39 per share-diluted. For the same period of 2007, net income amounted to $1.1 million, or $0.37 per share-diluted. The Company's earning performance in the first six months of 2008 was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 4.20% for the six months ended June 30, 2008 from 4.32% in the comparable quarter in 2007.

         Return on average assets and return on average equity are key measures of a Company's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the six months ended June 30, 2008 was 0.59%, compared to 0.61% for the corresponding period in 2007. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the six months ended June 30, 2008 was 6.29%, compared to 6.00% for the corresponding period in 2007.

        Interest and fee income on loans decreased 10.9% or $1.1 million as a result of the yield on loans declining 80 basis points to 6.92% while average loans remained substantially the same at $270.0 million. Total interest decreased 7.0 % or $831,000. Partially offsetting the decline in interest and fee income on loans was the 21.2% or $297,000 increase in investment securities income due to the $11.2 million increase in average investment securities. Net interest income decreased 0.6% or $44,000 due to the compression of the Company's net interest margin to 4.20% for the six months ended June 30, 2008 from 4.32% in the comparable period in 2007. Noninterest income increased 2.8% or $91,000 to $3.3 million in the first six months of 2008 compared to the same period in 2007. This increase was due a $52,000 gain in brokerage commissions, $15,000 increase in Electronic Banking, $137,000 increase in mortgage banking fees and gains and the $80,000 gain related to Visa, Inc. initial public offering that occurred in March 2008. These increases were partially offset by the $153,000 decrease in service charges and a $40,000 decrease in other fees and commissions. The decrease in service charges was primarily due to the one time fee for a commercial customer of approximately $132,000 in the first quarter of 2007. The decrease in other fees and commissions was due to a prepayment fee recognized in 2007 and lower letter of credit fees in 2008 compared to 2007.

       Noninterest expenses were $8.6 million for the first six months of 2008 compared to $8.5 million for the same period in 2007, a 1.3% increase. The increase was due to a one-time pre-tax charge of $368,000 to close the Wilkens Plaza branch, an increase in occupancy expense of $204,000 caused by opening of our new Cockeysville branch, relocating of our White Marsh branch to Perry Hall, and normal lease escalation charges, and a $219,000 increase in employee benefits, in particular medical expenses. These increases in expenses were offset by a $317,000 reduction in salary expenses due to fewer employees, and a $184,000 decrease in professional services relating to SOX in 2007.

                                       16
--------------------------------------------------------------------------------

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

         Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) increased from $7.0 million for the first six months of 2007 to $7.1 million for the first six months of 2008. This increase in net interest income was due primarily to the $13.5 million or 4.2% increase in average interest-earning assets and partially offset by the decrease in the net interest margin from 4.32% for the first six months of 2007 to 4.20% for the first six months of 2008.

         Interest income on loans on a tax equivalent basis (a non-GAAP measure) decreased 10.4% during the first six months of 2008. The yield on loans decreased to 6.92% during the first six months of 2008 from 7.72% during the first six months of 2007. The Company continues to emphasize commercial real estate and small business loan production.

         Interest income from investment securities and overnight investments on a tax equivalent basis (a non-GAAP measure) was $1.8 million for the first six months of 2008, compared to $1.4 million for the first six months of 2007, representing a 27.1% increase. The investment portfolio on average increased 21.4% or $11.2 million, and the overall yield on investments increased from 5.31% for the first six months of 2007 to 5.59% for the first six months of 2008. The yield on Federal Funds Sold and the FHLB deposit decreased to 2.91% for the first six months of 2008 compared to 5.92% for the same period in 2007 due to the Federal Open Market Committee (FOMC) reducing rates by 3.25%.

         Interest expense decreased $787,000 to $4.1 million for the first six months of 2008 from $4.9 million for the first six months of 2007. The decrease in interest expense was due primarily to the cost of interest-bearing liabilities decreasing to 2.99% for the first six months of 2008 compared to 3.74% for the first six months of 2007. The decrease was due to the FOMC reducing rates by 3.25%. Interest-bearing deposits decreased on average $875,000 or 0.38% to $227.7 million as of June 2008 from $228.6 million as of June 30, 2007.

                                       17
--------------------------------------------------------------------------------

         The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense, and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                                                              Six Months Ended June 30, 2008
                                                                                       --------------------------------------------
                                                                                       Average balance     Interest       Yield
                                                                                       ---------------- -------------- ------------
ASSETS
Interest-earning assets:
  Federal funds sold and Federal Home Loan Bank deposit                                $      3,518,395 $       50,986         2.87%
  Federal Home Loan Bank stock                                                                2,114,532         67,099         6.38
  Investment securities (a)                                                                  63,471,704      1,765,278         5.59
  Loans, net of unearned income: (a)
   Demand and time                                                                           68,646,246      2,180,146         6.39
   Residential mortgage (b)                                                                  85,330,879      2,815,151         6.60
   Commercial mortgage and construction                                                     114,249,901      4,237,399         7.46
   Installment                                                                                1,298,462         47,997         7.43
   Lease financing                                                                              201,682          4,459         4.45
                                                                                       ---------------- --------------
     Total loans                                                                            269,727,170      9,285,152         6.92
                                                                                       ---------------- --------------
   Total interest-earning assets                                                            338,831,801     11,168,515         6.63
Noninterest-earning assets:
  Cash and due from banks                                                                     7,918,455
  Premises and equipment                                                                      7,306,867
  Other assets                                                                                9,143,908
  Allowance for loan losses                                                                  (3,141,284)
  Unrealized gains on available for sale securities                                             623,885
                                                                                       ----------------
     Total assets                                                                      $    360,683,632
                                                                                       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                                                      $     54,046,783         63,114         0.24%
  Money market                                                                               50,006,142        594,498         2.39
  Other time                                                                                123,628,942      2,684,433         4.37
  Borrowings                                                                                 47,483,184        745,144         3.16
                                                                                       ---------------- --------------
Total interest bearing liabilities                                                          275,165,051      4,087,189         2.99
                                                                                                        --------------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                                                               50,312,261
  Other liabilities                                                                           1,422,203
Shareholders' equity                                                                         33,784,117
                                                                                       ----------------
     Total liabilities and shareholders' equity                                        $    360,683,632
                                                                                       ================



Net interest margin                                                                    $    338,831,801 $    7,081,326         4.20%
                                                                                       ================ ============== ============

---------------------
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP financial measure).

(b)  Includes loans held for sale

                                       18
--------------------------------------------------------------------------------

                                                                                              Six Months Ended June 30, 2007
                                                                                       --------------------------------------------
                                                                                       Average balance     Interest       Yield
                                                                                       ---------------- -------------- ------------
ASSETS
Interest-earning assets:
  Federal funds sold and Federal Home Loan Bank deposit                                $      1,398,565 $       41,409         5.92%
  Federal Home Loan Bank stock                                                                1,584,379         46,751         5.90
  Investment securities (a)                                                                  52,272,029      1,388,465         5.31
  Loans, net of unearned income: (a)
   Demand and time                                                                           73,495,782      2,950,679         8.03
   Residential mortgage (b)                                                                  74,993,617      2,821,982         7.53
   Commercial mortgage and construction                                                     119,693,244      4,587,426         7.67
   Installment                                                                                1,121,087         35,428         6.32
   Lease financing                                                                              747,705         24,499         6.55
                                                                                       ---------------- --------------
     Total loans                                                                            270,051,435     10,420,014         7.72
                                                                                       ---------------- --------------
   Total interest-earning assets                                                            325,306,408     11,896,639         7.31
Noninterest-earning assets:
  Cash and due from banks                                                                     8,762,524
  Premises and equipment                                                                      6,093,317
  Other assets                                                                                8,717,522
  Allowance for loan losses                                                                  (3,145,493)
  Unrealized gains on available for sale securities                                           1,170,240
                                                                                       ----------------
     Total assets                                                                      $    346,904,518
                                                                                       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                                                      $     58,084,476         68,458         0.24%
  Money market                                                                               56,624,721      1,189,416         4.20
  Other time                                                                                113,847,571      2,772,065         4.87
  Borrowings                                                                                 31,805,489        844,066         5.31
                                                                                       ---------------- --------------
 Total interest bearing liabilities                                                         260,362,257      4,874,005         3.74
                                                                                                        --------------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                                              50,122,706
   Other liabilities                                                                          1,311,712
Shareholders' equity                                                                         35,107,843
                                                                                       ----------------
     Total liabilities and shareholders' equity                                        $    346,904,518
                                                                                       ================

Net interest margin                                                                    $    325,306,408 $    7,022,634         4.32%
                                                                                       ================ ============== ============
---------------------
(a)  Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP financial measure).

(b)  Includes loans held for sale

                                       19
--------------------------------------------------------------------------------

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

         The Company recorded a provision for loan losses of $198,000 in the first six months of 2008 and $165,000 in the first six months of 2007. Nonaccrual, restructured, and delinquent loans over 90 days to total loans and OREO increased to 2.39% at June 30, 2008 compared to 1.59% June 30, 2007 and increased from 2.26% at December 31, 2007.

Noninterest Income

          Noninterest income was $3.3 million for the six months ended June 30, 2008, an increase of $91,000 or 2.8%, compared to the corresponding period in 2007. This increase was due to a $52,000 increase in brokerage commissions, $15,000 increase in Electronic Banking, $137,000 increase in mortgage banking fees and gains and the $80,000 gain related to Visa, Inc. initial public offering that occurred in March 2008. These increases were partially offset by the $153,000 decrease in service charges and a $40,000 decrease in other fees and commissions. The decrease in service charges was primarily due to the one time fee for a commercial customer of approximately $132,000 in the first quarter of 2007. The decrease in other fees and commissions was due to a prepayment fee recognized in 2007 and lower letter of credit fees in 2008 compared to 2007.

         The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission increased $52,000, or 15.4%, during the six months ended June 30, 2008, compared to the same period in 2007.

         Electronic banking fee income increased by $15,000 for the six months ended June 30, 2008 compared to the corresponding period in 2007. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 76% of total electronic banking revenue. Fees from ATMs represent approximately 4% of total electronic banking revenue. Fees from check cards and other service charges represent approximately 20% of electronic banking revenue.

         Mortgage-banking revenue increased by $137,000 to $1.3 million in 2008 from $1.1 million in 2007. During 2004, the Company opened a mortgage subsidiary, CMSI. Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.

         The Company realized gains on the sales of equity securities of $81,000 for the six months ended June 30, 2008, compared to none for the same period in 2007. The gain related primarily to the cash received subsequent to the Visa, Inc. initial public offering that occurred in March 2008.

                                       20
--------------------------------------------------------------------------------

Noninterest Expense

         Noninterest expense increased $107,000 or 1.3% for the six months ended June 30, 2008, compared to the same period in 2007. The increase was due to a one-time pre-tax charge of $368,000 to close the Wilkens Plaza branch, an increase in occupancy expense of $204,000 caused by opening of our new Cockeysville branch, relocating of our White Marsh branch to Perry Hall, and normal lease escalation charges, and a $219,000 increase in employee benefits, in particular medical expenses. These increases in expenses were offset by a $317,000 reduction in salary expenses due to fewer employees, and a $184,000 decrease in professional services relating to SOX in 2007.

Income Taxes

         For the six month period ended June 30, 2008, the Company's effective tax rate was 28.4%, compared to 32.7% for the same period in 2007. The effective tax rate may fluctuate from year to year due to changes in the mix of tax-exempt loans and investments.

Results of Operations - Second Quarter 2087 and 2007

         Net income for the second quarter of 2008 was $627,000 ($0.24 per share-diluted) compared to $453,000 ($0.16 per share-diluted) for the second quarter of 2007, a 38.5% increase.

         Second quarter net interest income decreased slightly by $18,000 or 0.5% to $3.5 million in 2008. The decrease in net interest income was due to a decrease in the Company's net interest margin to 4.20% for the quarter ended June 30, 2008 from 4.36% in the comparable quarter in 2007. The decrease in net interest income from the 16 basis point decrease in the net interest margin was substantially offset by the $16.6 million increase in average interest earning assets.

         Noninterest income continues to be a large contributor to the Company's profitability. The majority of the Company's noninterest income is derived from two sources: the Bank's Electronic Banking Division and Carrollton Mortgage Services, Inc. (CMSI) a subsidiary of Carrollton Bank. Noninterest income increased 2% or $30,000 to $1.6 million in the second quarter of 2008 compared to the second quarter of 2007. This increase was due primarily to the increase in the mortgage banking fees and gains on loan sales.

         Non-interest expenses were $4.2 million in the second quarter of 2008 compared to $4.4 million in 2007, a decrease of $221,000 or 5%. The decrease was due to a reduction in professional services for consultants to assist in preparing the documentation needed for compliance with The Sarbanes Oxley Act of 2002 (SOX) and a reduction in the number of employees. These decreases were partially offset by a $73,000 increase in medical expenses and a $93,000 increase in occupancy costs due to normal lease escalation charges and an increase in the new Perry Hall branch lease that relocated from White Marsh.

                                       21
--------------------------------------------------------------------------------

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

         The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale. Such assets totaled $82.5 million or 21% of total assets at June 30, 2008.

         The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $128 million at June 30, 2008. Of this total, management places a high probability of required funding within one year of approximately $65.1 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit totaling $84.0 million with the Federal Home Loan Bank of Atlanta (the "FHLB") of which $66.3 million was outstanding at June 30, 2008. Additionally, the Company has available unsecured federal funds lines of credit of $5.0 million and secured federal funds lines of credit of $10.0 million with other institutions. There was no balance outstanding under these lines at June 30, 2008. The lines bear interest at the current federal funds rate of the correspondent bank.

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

         Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2008, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

         Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first six months of 2008 or 2007.

                                       22
--------------------------------------------------------------------------------

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

         None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 13, 2008. At that meeting, directors were elected and the appointment of the Independent Registered Public Accounting Firm was ratified.


ITEM 5.     OTHER INFORMATION

         On July 24, 2008, the Board of Directors of the Company declared a $0.12 per share cash dividend to common shareholders of record on August 15, 2008, payable September 1, 2008.

                                       23
--------------------------------------------------------------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              (31.1) Rule 13a-14(a) Certification by the Principal Executive Officer

              (31.2) Rule 13a-14(a) Certification by the Principal Financial Officer

              (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by
                              Section 906 of the Sarbanes-Oxley Act of 2002

              (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by
                              Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K


                  On July 24, 2008, the Company announced second quarter net income and a $0.12 quarterly dividend.

                                       24
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARROLLTON BANCORP

                                    PRINCIPAL EXECUTIVE OFFICER:

Date   August 11, 2008              /s/ Robert A. Altieri
       ----------------------       --------------------------------------

                                    Robert A. Altieri
                                    President and Chief Executive Officer

                                    PRINCIPAL FINANCIAL OFFICER:

Date   August 11, 2008              /s/ James M. Uveges
       ----------------------       --------------------------------------

                                    James M. Uveges
                                    Senior Vice President, and
                                    Chief Financial Officer


                                       25
--------------------------------------------------------------------------------