Form 10-Q
period 2008-09-30
CARROLLTON BANCORP
filed 2008-11-10
CIK 859222

================================================================================


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                             ----------------------


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


  State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             2,564,988 common shares outstanding at November 5, 2008


================================================================================

                               CARROLLTON BANCORP
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                          PAGE
------------------------------                                                          ----

     Item 1. Financial Statements:
        Consolidated Balance Sheets as of September 30, 2008 (unaudited)
                and December 31, 2007                                                     3
        Consolidated Statements of Income for the Three and Nine Months Ended
                September 30, 2008 and 2007 (unaudited)                                   4
        Consolidated Statements of Shareholders' Equity for the Nine Months
                Ended September 30, 2008 and 2007 (unaudited)                             5
        Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 2008 and 2007 (unaudited)                                   6
        Notes to Consolidated Financial Statements                                        7

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operation                                                 11
     Item 3. Quantitative and Qualitative Disclosures about Market Risk                  22
     Item 4. Controls and Procedures                                                     22

PART II - OTHER INFORMATION                                                              23
---------------------------

     Item 1. Legal Proceedings                                                           23
     Item 2. Changes in Securities and Use of Proceeds                                   23
     Item 3. Defaults Upon Senior Securities                                             23
     Item 4. Submission of Matters to a Vote of Security Holders                         23
     Item 5. Other Information                                                           23
     Item 6. Exhibits                                                                    24


                                        2
--------------------------------------------------------------------------------

PART I
ITEM 1.         FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,       December 31,
                                                                           2008                2007
                                                                      ---------------     ---------------
                                                                        (unaudited)
ASSETS
Cash and due from banks                                               $     9,855,816     $     9,382,800
Federal funds sold and Federal Home Loan Bank deposit                         910,244           7,544,181
Federal Home Loan Bank stock, at cost                                       4,295,700           1,305,100
Investment securities:
  Available for sale                                                       62,303,467          34,788,932
  Held to maturity (fair value of $11,601,875 and $18,890,268)             12,055,925          18,003,276
Loans held for sale                                                        19,263,979           7,579,765
Loans, less allowance for loan losses of $3,682,756 in 2008 and
 $3,270,425 in 2007                                                       277,081,785         258,353,408
Premises and equipment                                                      7,106,509           7,198,208
Accrued interest receivable                                                 1,822,816           1,733,672
Bank owned life insurance                                                   4,552,855           4,435,024
Deferred income taxes                                                       1,708,155             762,606
Other real estate owned                                                     1,432,343                  --
Other assets                                                                2,203,019           1,762,083
                                                                      ---------------     ---------------
                                                                      $   404,592,613     $   352,849,055
                                                                      ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                                 $    45,281,562     $    49,619,610
  Interest-bearing                                                        232,548,391         236,019,015
                                                                      ---------------     ---------------
   Total deposits                                                         277,829,953         285,638,625
Federal funds purchased and securities sold under agreement to
 repurchase                                                                12,166,657          14,589,152
Advances from the Federal Home Loan Bank                                   81,400,000          15,000,000
Accrued interest payable                                                      382,735             221,285
Other liabilities                                                           2,014,876           1,468,693
                                                                      ---------------     ---------------
                                                                          373,794,221         316,917,755
                                                                      ---------------     ---------------

SHAREHOLDERS' EQUITY
Common stock, par $1.00 per share; authorized 10,000,000 shares;
 issued and outstanding 2,564,988 in 2008 and 2,834,975 in 2007             2,564,988           2,834,975
Additional paid-in capital                                                 15,254,143          18,781,650
Retained earnings                                                          13,819,814          13,654,180
Accumulated other comprehensive income                                       (840,553)            660,495
                                                                      ---------------     ---------------
                                                                           30,798,392          35,931,300
                                                                      ---------------     ---------------
                                                                      $   404,592,613     $   352,849,055
                                                                      ===============     ===============

 See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                             -----------------------------------     -----------------------------------
                                                  2008                2007                2008                2007
                                             ---------------     ---------------     ---------------     ---------------
                                               (unaudited)         (unaudited)         (unaudited)         (unaudited)
Interest income:
  Loans                                      $     4,673,173     $     5,279,934     $    13,959,111     $    15,669,536
  Investment securities:
   Taxable                                           868,309             576,290           2,293,207           1,717,868
   Nontaxable                                         85,145              93,535             261,101             283,492
   Dividends                                          48,709              47,558             149,623             120,375
  Federal funds sold and interest-bearing
   deposits with other banks                           9,385              23,013              55,867              64,422
                                             ---------------     ---------------     ---------------     ---------------

Total interest income                              5,684,721           6,020,330          16,718,909          17,885,693
                                             ---------------     ---------------     ---------------     ---------------

Interest expense:
  Deposits                                         1,550,240           1,997,971           4,898,945           6,039,413
  Borrowings                                         617,437             474,902           1,355,921           1,307,464
                                             ---------------     ---------------     ---------------     ---------------

   Total interest expense                          2,167,677           2,472,873           6,254,866           7,346,877
                                             ---------------     ---------------     ---------------     ---------------

   Net interest income                             3,517,044           3,547,457          10,464,043          10,538,816
Provision for loan losses                            799,000              99,000             997,000             264,000
                                             ---------------     ---------------     ---------------     ---------------

   Net interest income after provision for
    loan losses                                    2,718,044           3,448,457           9,467,043          10,274,816
                                             ---------------     ---------------     ---------------     ---------------

Noninterest income:
  Electronic Banking                                 450,560             518,680           1,380,388           1,433,403
  Mortgage-banking fees and gains                    652,099             610,424           1,933,762           1,755,170
  Service charges on deposit accounts                215,645             182,721             627,136             747,586
  Brokerage commissions                              176,694             174,578             569,213             514,814
  Other fees and commissions                         146,054              76,643             355,779             326,673
  Security gains, net                                  1,051                  --              81,715                  --
                                             ---------------     ---------------     ---------------     ---------------

   Total noninterest income                        1,642,103           1,563,046           4,947,993           4,777,646
                                             ---------------     ---------------     ---------------     ---------------

Noninterest expenses:
  Salaries                                         1,772,170           1,757,271           5,173,710           5,475,569
  Employee benefits                                  415,779             226,955           1,369,384             961,939
  Occupancy                                          596,717             558,642           1,768,821           1,526,992
  Furniture and equipment                            162,416             151,688             469,853             447,209
  Professional services                              201,503             243,598             647,740             874,116
  Other operating expenses                         1,216,390             925,891           3,516,341           3,052,260
                                             ---------------------------------------------------------------------------

   Total noninterest expenses                      4,364,975           3,864,045          12,945,849          12,338,085
                                             ---------------     ---------------     ---------------     ---------------

   Income (loss) before income taxes                  (4,828)          1,147,458           1,469,187           2,714,377
Income tax provision (benefit)                       (55,557)            334,436             362,591             847,822
                                             ---------------     ---------------     ---------------     ---------------

   Net income                                $        50,729     $       813,022     $     1,106,596     $     1,866,555
                                             ===============     ===============     ===============     ===============

Net income per common share - basic          $          0.02     $          0.29     $          0.42     $          0.66
                                             ===============     ===============     ===============     ===============

Net income per common share - diluted        $          0.02     $          0.29     $          0.42     $          0.66
                                             ===============     ===============     ===============     ===============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For the Nine Months Ended September 30, 2008 and 2007 (unaudited)

                                                                                       Accumulated
                                               Additional                                 Other
                             Common              Paid-In            Retained          Comprehensive      Comprehensive
                              Stock              Capital            Earnings             Income               Income
Balances at December 31,
 2006                    $     2,806,705     $    18,372,351     $    12,886,247     $       646,075
Net income                            --                  --           1,866,555                  --     $     1,866,555
Changes in net
 unrealized gains
 (losses) on securities
 available for sale, net
 of tax                               --                  --                  --              74,558              74,558
                                                                                                         ---------------

Comprehensive income                                                                                     $     1,941,113
                                                                                                         ===============

Shares acquired and
 cancelled                      (16,015)           (248,256)                  --                  --

Stock options exercised
 including
tax benefit of $32,790            40,685             584,814                  --                  --

Issuance of stock under
 2007 Equity Plan                  3,600              54,900                  --                  --

Stock based compensation              --              13,381                  --                  --

Cash dividends, $0.36
 per share                            --                  --          (1,018,130)                 --
                         ---------------     ---------------     ---------------     ---------------
Balances at September
 30, 2007                $     2,834,975     $    18,777,190     $    13,734,672     $       720,633
                         ===============     ===============     ===============     ===============



Balances at December 31,
 2007                          2,834,975     $    18,781,651     $    13,654,180     $       660,495
Net income                            --                  --           1,106,596                  --     $     1,106,596
Changes in net
 unrealized gains
 (losses) on securities
 available for sale, net
 of tax                               --                  --                  --          (1,501,048)         (1,501,048)
                                                                                                         ---------------

Comprehensive income                                                                                     $      (394,452)
                                                                                                         ===============

Shares acquired and
 cancelled                      (276,137)         (3,607,733)                 --                  --

Stock options exercised
 including
tax benefit of $1,883              2,550              27,939                  --                  --

Issuance of stock under
 2007 Equity Plan                  3,600              46,800                  --                  --

Stock based compensation              --               5,486                  --                  --

Cash dividends, $0.36
 per share                            --                  --            (940,962)                 --
                         ---------------     ---------------     ---------------     ---------------
Balances at September
 30, 2008                $     2,564,988     $    15,254,143     $    13,819,814     $      (840,553)
                         ===============     ===============     ===============     ===============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2008 and 2007

                                                                   Nine Months Ended September 30,
                                                                 -----------------------------------
                                                                      2008                2007
                                                                 ---------------     ---------------
                                                                   (unaudited)         (unaudited)
Cash flows from operating activities:
  Net income                                                     $     1,106,596     $     1,866,555
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Provision for loan losses                                             997,000             264,000
   Depreciation and amortization                                         646,119             501,870
   Deferred income taxes                                                 224,777              (2,831)
   Amortization of premiums and discounts                                (60,562)            (46,008)
   Gains on disposal of securities                                       (81,715)                 --
   Gains on sale of Other Real Estate Owned                              (18,981)                 --
   Loans held for sale made, net of principal sold                   (11,684,214)         (5,477,887)
   Write down of foreclosed real estate                                  201,000             127,906
   Gain on sale of premises and equipment                                     --              (3,725)
   Stock-based compensation expense                                        5,486              13,381
   Issuance of stock under 2007 Equity Plan                               50,400              58,500
   (Increase) decrease in:
     Accrued interest receivable                                         (89,144)           (186,185)
     Prepaid income taxes                                               (357,410)                 --
     Cash surrender value for bank owned life insurance                 (117,831)           (115,643)
     Other assets                                                       (250,096)           (194,435)
   Increase (decrease) in:
     Accrued interest payable                                            161,450              65,865
     Deferred loan origination fees                                      (55,907)           (200,861)
     Other liabilities                                                   620,372            (119,559)
                                                                 ---------------     ---------------
       Net cash (used in) provided by operating activities            (8,702,660)         (3,449,057)

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                   495,514                  --
  Proceeds from maturities of securities available for sale            1,952,723           4,193,759
  Proceeds of maturities of securities held to maturity                5,966,928             939,967
  Redemption (purchase) of Federal Home Loan Bank stock               (2,990,600)            175,500
  Purchase of securities available for sale                          (32,511,446)         (3,000,000)
  Purchase of securities held to maturity                                     --                  --
  Loans made, net of principal collected                             (21,283,831)          3,140,019
  Purchase of premises and equipment                                    (477,121)         (1,455,882)
  Proceeds from sale of premises and equipment                            15,081              34,700
                                                                 ---------------     ---------------
     Net cash provided by (used in) investing activities             (48,832,752)          4,028,063

Cash flows from financing activities:
  Net increase (decrease) in time deposits                            10,347,121            (821,957)
    Net decrease in other deposits                                   (18,155,793)           (624,051)
  Advances (payment) of Federal Home Loan Bank Advances               66,400,000          (2,025,000)
    Net increase (decrease) in other borrowed funds                   (2,422,495)         (1,324,141)
    Dividends paid                                                      (940,962)         (1,018,130)
  Stock options exercised                                                 28,607             592,709
  Income tax benefit from exercise of stock options                        1,883              32,790
  Common stock repurchase and retirement                              (3,883,870)           (264,271)
                                                                 ---------------     ---------------
    Net cash provided by (used in) financing activities               51,377,491          (5,452,051)
                                                                 ---------------     ---------------
    Net decrease in cash and cash equivalents                         (6,160,921)         (4,873,045)
Cash and cash equivalents at beginning of period                      16,926,981          13,622,766
                                                                 ---------------     ---------------
Cash and cash equivalents at end of period                       $    10,766,060     $     8,749,721
                                                                 ===============     ===============

Supplemental information:
  Interest paid on deposits and borrowings                       $     6,093,416     $     7,281,012
                                                                  ==============      ==============
  Income taxes paid                                              $       720,001     $       921,559
                                                                  ==============      ==============
  Real estate acquired in settlement of loans                    $     1,432,343     $            --
                                                                  ==============      ==============
  Loans made to facilitate sale of other real estate owned       $            --     $     1,327,175
                                                                  ==============      ==============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the three and nine months ended
                   September 30, 2008 and 2007 is unaudited)

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

     The consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that will be achieved for the entire year.

     Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.

NOTE 2 - NET INCOME PER SHARE

     The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

                                              Three Months Ended September 30,         Nine Months Ended September 30,
                                             -----------------------------------     -----------------------------------
                                                  2008                2007                2008                2007
                                             ---------------     ---------------     ---------------     ---------------
Basic:
  Net income                                 $        50,729     $       813,022     $     1,106,596     $     1,866,555
  Average common shares outstanding                2,567,284           2,835,099           2,639,061           2,827,490
  Basic net income per common share          $          0.02     $          0.29     $          0.42     $          0.66
                                             ===============     ===============     ===============     ===============
Diluted:
  Net income                                 $        50,729     $       813,022     $     1,106,596     $     1,866,555
  Average common shares outstanding                2,567,284           2,835,099           2,639,061           2,827,490
  Stock option adjustment                                 --               6,644                  --              12,851
                                             ---------------     ---------------     ---------------     ---------------
  Average common shares outstanding -
   diluted                                         2,567,284           2,841,743           2,639,061           2,840,341
  Diluted net income per common share        $          0.02     $          0.29     $          0.42     $          0.66
                                             ===============     ===============     ===============     ===============

NOTE 3 - STOCK BASED COMPENSATION

     At the Company's annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved. Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Company Stock were issued to each non-employee director in May, 2008 and 2007. No new grants will be made under the 1998 Long Term Incentive Plan. However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

     Stock-based compensation expense recognized was $5,486 during the first nine months of 2008 compared to $13,381 during the first nine months of 2007. As of September 30, 2008, there was $4,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

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

     Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of September 30, 2008, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

                                 September 30,   September 30,   December 31,
                                    2008             2007            2007
                                -------------   -------------  ---------------
     Loan commitments           $  32,278,000   $  39,921,000  $    43,339,000
     Unused lines of credit        80,128,000   $  86,381,000  $    84,317,000
     Letters of credit          $   2,708,000   $   1,877,000  $     2,546,000

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

                                  Fair Value Measurements at September 30, 2008 using:

                                                             Quoted prices in
                                                             active markets for  Significant other      Significant
                                                              identical assets    observable inputs  unobservable inputs
                                                  Total          (Level 1)           (Level 2)           (Level 3)
                                             ---------------------------------------------------------------------------
Available for sale securities                $    62,303,467     $     2,475,208     $    53,662,077     $     6,166,182


     Certain  other assets are measured at fair value on a  nonrecurring  basis.
These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.
For assets measured at fair value on a nonrecurring basis in the first nine months of 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

                                         Carrying value at September 30, 2008:

                                                             Quoted prices in
                                                             active markets for  Significant other      Significant
                                                              identical assets    observable inputs  unobservable inputs
                                                  Total          (Level 1)           (Level 2)           (Level 3)
                                             ---------------------------------------------------------------------------
Loans held for sale                          $    19,263,979     $            --     $    19,263,979     $            --
Impaired loans                                     6,220,248                  --           6,220,248                  --
Other real estate owned (OREO)                     1,432,343                  --           1,432,343                  --


     During the first nine months of 2008, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $657,000 of losses related to loans were recognized as chargeoffs for loan losses and a $201,000 write down of an OREO property was recognized as other operating expenses. During the first nine months, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

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

     Net income decreased 41% or $760,000 for the nine months ended September 30, 2008 compared to the same period in 2007. The Company's earning performance in the first nine months of 2008 was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008 and the $997,000 provision for loan losses. The decrease was partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 4.07% for the nine months ended September 30, 2008 from 4.40% in the comparable quarter in 2007.

     Based upon current earnings, the Company declared a dividend of $0.12 per share to shareholders for the fourth quarter of 2008 and paid a dividend of $0.12 per share during the first, second, and third quarters of 2008.

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

FINANCIAL CONDITION

Summary

     Total assets increased $51.7 million to $404.6 million at September 30, 2008 compared to $352.8 million at the end of 2007. Loans increased by $18.7 million to $277.1 million during the period and investment securities increased $21.6 million to $74.4 million in order to partially offset the decrease in net interest income from the decline in the net interest margin. FHLB advances increased $66.4 million and were used to fund the $18.7 million increase in loans, the $21.6 million increase in investment securities, the $11.7 million increase in loans held for sale, the $7.8 million decrease in deposits, and the repurchase of 276,137 shares of common stock for $3.9 million. Total average interest-earning assets increased by $22.9 million during the period to $349.0 million and were 94% of total average assets at September 30, 2008.

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

     Investment securities increased $21.6 million to $74.4 million at September 30, 2008 from $52.8 million at December 31, 2007. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

     Loans held for sale increased $11.7 million from December 31, 2007 to September 30, 2008 due to the increase in origination activity from the decline in interest rates during the first nine months of 2008 compared to the same period in 2007. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

     Loans increased by $18.7 million to $277.1 million at September 30, 2008 from $258.4 million at December 31, 2007. The increase was due to originations exceeding payoffs and was partially reduced by the reclassification of $1.4 million of loans to other real estate owned property.

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

     At September 30, 2008, the Company had thirteen impaired loans totaling approximately $6.2 million, all of which have been classified as nonaccrual. The valuation allowance for impaired loans was $1.4 million as of September 30, 2008.

     The following table provides information concerning non-performing assets and past due loans:

                                         September 30,         December 31,       September 30,
                                              2008                 2007                2007
                                       -------------------  -------------------  -----------------
Nonaccrual loans                       $        9,619,194   $        4,819,139   $      3,220,797
Restructured loans                                773,109              178,003            178,664
Foreclosed real estate                          1,432,343                   --                 --
                                       -------------------  -------------------  -----------------
   Total nonperforming assets          $       11,824,646   $        4,997,142   $      3,399,461
                                       -------------------  -------------------  -----------------
Accruing loans past-due 90 days or more$          244,913   $          918,986   $      1,382,044
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

     For the nine months ended September 30, 2008 and the year ended December 31, 2007, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

     The allowance for loan losses was $3.7 million at September 30, 2008, which was 1.31% of loans compared to $3.3 million at December 31, 2007, which was 1.25% of loans. During the first nine months of 2008, the Company experienced net charge-offs of $585,000. The ratio of net loan losses to average loans outstanding increased to 0.21% for the nine months ended September 30, 2008 from 0.15% for the year ended December 31, 2007. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased to 4.28% as of September 30, 2008 compared to 2.26% at December 31, 2007.

     The following table shows the activity in the allowance for loan losses:

                                                                                       Year Ended
                                                 Nine months Ended September 30,       December 31,
                                             --------------------------------------------------------
                                                  2008                2007                2007
                                             ---------------     ---------------     ----------------

Allowance for loan losses - beginning of
 period                                      $     3,270,425     $     3,131,021     $     3,131,021

Provision for loan losses                            997,000             264,000             536,000
Charge-offs                                         (656,802)           (364,234)           (442,452)
Recoveries                                            72,133              42,253              45,856
                                             ---------------     ---------------     ----------------

Allowance for loan losses - end of period    $     3,682,756     $     3,073,040     $     3,270,425
                                             ===============     ===============     ================

Funding Sources

Deposits

     Total deposits decreased by $7.8 million to $277.8 million as of September 30, 2008 from $285.6 million as of December 31, 2007. Noninterest-bearing accounts decreased $4.3 million and money market accounts decreased $11.4 million and lower interest bearing checking and savings accounts decreased $1.4 million and $1.0 million respectively. Certificates of deposit accounts and IRA accounts increased $10.3 million.

Borrowings

     Advances from the Federal Home Loan Bank (FHLB) increased $66.4 million to $81.4 million at September 30, 2008. Approximately $27.2 million was used to fund the purchase of investment securities, $11.7 million was used to fund loans held for sale, $7.8 million was used to fund deposit withdrawals and $3.9 million was used to repurchase 276,137 shares of common stock. Total borrowings increased $64.0 million to $93.6 million at September 30, 2008 compared to $29.6 million at the end of 2007.

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

         In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. As of September 30, 2008 and December 31, 2007, the Company is considered well capitalized. Management knows of no conditions or events that would change this classification.

     The following table summarizes the Company's capital ratios:

                                                           Minimum
                         September 30,   December 31,     Regulatory          To Be
                              2008           2007        Requirements   Well Capitalized
                         -------------- --------------- --------------  -----------------

Risk-based capital ratios:
  Tier 1 capital                  10.19%          12.35%          4.00%              6.00%
  Total capital                   11.47           13.63           8.00              10.00

Tier 1 leverage ratio              8.49           10.03           4.00               5.00

RESULTS OF OPERATIONS

Summary

     Carrollton Bancorp reported net income for the first nine months of 2008 of $1.1 million, or $0.42 per share-diluted. For the same period of 2007, net income amounted to $1.9 million, or $0.66 per share-diluted. The Company's earning performance in the first nine months of 2008 was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008 and the $997,000 provision for loan losses compared to $264,000 in 2007. These additional expenses were partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 4.07% for the nine months ended September 30, 2008 from 4.40% in the comparable period in 2007.

     Return on average assets and return on average equity are key measures of a Company's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the nine months ended September 30, 2008 was 0.40%, compared to 0.72% for the corresponding period in 2007. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the nine months ended September 30, 2008 was 4.51%, compared to 7.07% for the corresponding period in 2007.

     Interest and fee income on loans decreased 11.1% or $1.7 million as a result of the yield on loans declining 99 basis points to 6.77% while average loans increased 1.8% or $5.0 million. Total interest decreased 6.5% or $1.2 million. Partially offsetting the decline in interest and fee income on loans was the 25.2% or $564,000 increase in investment securities income due to the $15.6 million increase in average investment securities. Net interest income was substantially the same at $10.7 million. The decrease in net interest income due to the compression of the Company's net interest margin to 4.07% for the nine months ended September 30, 2008 from 4.40% in the comparable period in 2007 was offset by the $22.9 million or 7% increase in average interest earning assets. Noninterest income increased 3.6% or $170,000 to $4.9 million in the first nine months of 2008 compared to the same period in 2007. This increase was due a $54,000 increase in brokerage commissions, $179,000 increase in mortgage banking fees and gains and the $80,000 gain related to Visa, Inc. initial public offering that occurred in March 2008. These increases were partially offset by the $120,000 decrease in service charges and the $53,000 decrease in Electronic Banking. The decrease in service charges was primarily due to the one time fee for a commercial customer of approximately $132,000 in the first quarter of 2007.

     Noninterest expenses were $12.9 million for the first nine months of 2008 compared to $12.3 million for the same period in 2007, a 4.9% increase. The increase was due to a one-time pre-tax charge of $368,000 to close the Wilkens Plaza branch, a $238,000 increase in OREO expenses, an increase in occupancy expense of $242,000 caused by opening of our new Cockeysville branch, relocating of our White Marsh branch to Perry Hall, and normal lease escalation charges, and a $407,000 increase in employee benefits, in particular medical expenses. These increases in expenses were offset by a $302,000 reduction in salary expenses due to fewer employees, and a $226,000 decrease in professional services relating to SOX in 2007.

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

     Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) was approximately $10.7 million for the first nine months of 2008 and 2007. This decrease in net interest income due to the compression of the net interest margin from 4.40% for the first nine months of 2007 to 4.07% for the first nine months of 2008 was offset by the $22.9 million increase in average interest earning assets.

     Interest income on loans on a tax equivalent basis (a non-GAAP measure) decreased $1.7 million or 11.1% during the first nine months of 2008. The yield on loans decreased to 6.77% during the first nine months of 2008 from 7.76% during the first nine months of 2007. The Company continues to emphasize commercial real estate and small business loan production.

     Interest income from investment securities and overnight investments on a tax equivalent basis (a non-GAAP measure) was $3.0 million for the first nine months of 2008, compared to $2.4 million for the first nine months of 2007, representing a 24.1% or $574,000 increase. The investment portfolio on average increased 30.0% or $15.6 million, and the overall yield on investments decreased slightly from 5.74% for the first nine months of 2007 to 5.53% for the first nine months of 2008. The yield on Federal Funds Sold and the FHLB deposit decreased to 2.71% for the first nine months of 2008 compared to 5.36% for the same period in 2007 due to the Federal Open Market Committee (FOMC) reducing rates by 3.25%.

     Interest expense decreased $1.1 million to $6.3 million for the first nine months of 2008 from $7.3 million for the first nine months of 2007. The decrease in interest expense was due primarily to the cost of interest-bearing liabilities decreasing to 2.91% for the first nine months of 2008 compared to 3.76% for the first nine months of 2007. The decrease was due to the FOMC reducing rates by 3.25%. Interest-bearing deposits decreased on average $2.6 million or 1.1% to $225.5 million as of September 2008 from $228.1 million as of September 30, 2007.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                           Nine Months Ended September 30, 2008
                                                  ------------------------------------------------------
                                                  Average balance        Interest             Yield
                                                  ---------------     ---------------     --------------
ASSETS
Interest-earning assets:
  Federal funds sold and Federal Home Loan Bank
   deposit                                        $     3,069,186     $        62,239               2.71%
  Federal Home Loan Bank stock                          2,748,144              98,783               4.80
  Investment securities (a)                            67,663,238           2,799,224               5.53
  Loans, net of unearned income: (a)
   Demand and time                                     67,625,475           3,121,716               6.17
   Residential mortgage (b)                            87,938,146           4,340,002               6.59
   Commercial mortgage and construction               118,564,401           6,422,483               7.24
   Installment                                          1,228,334              68,584               7.46
   Lease financing                                        173,442               5,602               4.31
                                                  ---------------     ---------------
     Total loans                                      275,529,798          13,958,387               6.77
                                                  ---------------     ---------------     --------------
   Total interest-earning assets                      349,010,366          16,918,633               6.48
Noninterest-earning assets:
  Cash and due from banks                               7,969,518
  Premises and equipment                                7,272,809
  Other assets                                         10,007,991
  Allowance for loan losses                            (3,064,450)
  Unrealized gains on available for sale
   securities                                            (475,941)
                                                  ---------------
     Total assets                                 $   370,720,293
                                                  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                 $    53,194,763              93,469               0.24%
  Money market                                         48,259,465             822,284               2.28
  Other time                                          124,000,456           3,973,557               4.28
  Borrowings                                           61,293,372           1,365,556               2.98
                                                  ---------------     ---------------
                                                      286,748,056           6,254,866               2.91
                                                                      ---------------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                         49,674,341
  Other liabilities                                     1,559,868
Shareholders' equity                                   32,738,028
                                                  ---------------
     Total liabilities and shareholders' equity   $   370,720,293
                                                  ===============

Net interest income                                                   $    10,663,767
                                                                      ===============

Net interest margin                                                                                 4.07%
                                                                                          ==============

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b)  Includes loans held for sale

                                                           Nine Months Ended September 30, 2007
                                                  ------------------------------------------------------
                                                  Average balance        Interest             Yield
                                                  ---------------     ---------------     --------------
ASSETS
Interest-earning assets:
  Federal funds sold and Federal Home Loan Bank
   deposit                                        $     1,834,462     $        73,475               5.36%
  Federal Home Loan Bank stock                          1,618,567              77,684               6.42
  Investment securities held to maturity and
   investment securities available for sale (a)        52,085,549           2,235,130               5.74
  Loans, net of unearned income: (a)
   Demand and time                                     73,564,654           4,435,915               8.06
   Residential mortgage (b)                            76,463,879           4,310,963               7.54
   Commercial mortgage and construction               118,667,555           6,862,831               7.73
   Installment                                          1,182,366              57,128               6.46
   Lease financing                                        668,489              33,228               6.65
                                                  ---------------     ---------------
     Total loans                                      270,546,943          15,700,065               7.76
                                                  ---------------     ---------------
   Total interest-earning assets                      326,085,521          18,086,354               7.42
Noninterest-earning assets:
  Cash and due from banks                               8,658,433
  Premises and equipment                                6,288,808
  Other assets                                          8,322,859
  Allowance for loan losses                            (3,112,587)
  Unrealized gains on available for sale
   securities                                           1,111,190
                                                  ---------------
     Total assets                                 $   347,354,224
                                                  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                 $    56,862,167             100,784               0.24%
  Money market                                         58,145,954           1,781,682               4.10
  Other time                                          113,048,559           4,139,995               4.90
  Borrowings                                           33,214,845           1,324,415               5.33
                                                  ---------------     ---------------
                                                      261,271,525           7,346,876               3.76
                                                                      ---------------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                         49,676,306
  Other liabilities                                     1,208,873
Shareholders' equity                                   35,197,520
                                                  ---------------
     Total liabilities and shareholders' equity   $   347,354,224
                                                  ===============

Net interest income                                                   $    10,739,478
                                                                      ===============

Net interest margin                                                                                 4.40%
                                                                                          ==============

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

     The Company recorded a provision for loan losses of $997,000 in the first nine months of 2008 and $264,000 in the first nine months of 2007. Nonaccrual, restructured, and delinquent loans over 90 days to total loans and OREO increased to 4.28% at September 30, 2008 compared to 2.46% at September 30, 2007 and increased from 2.26% at December 31, 2007.

Noninterest Income

     Noninterest income was $4.9 million for the nine months ended September 30, 2008, an increase of $170,000 or 3.6%, compared to the corresponding period in 2007. This increase was due to a $54,000 increase in brokerage commissions, $179,000 increase in mortgage banking fees and gains and the $80,000 gain related to Visa, Inc. initial public offering that occurred in March 2008. These increases were partially offset by the $120,000 decrease in service charges and a $53,000 decrease in Electronic Banking. The decrease in service charges was primarily due to the one time fee for a commercial customer of approximately $132,000 in the first quarter of 2007.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission increased $54,000, or 10.6%, during the nine months ended September 30, 2008, compared to the same period in 2007.

     Electronic banking fee income decreased by $53,000 for the nine months ended September 30, 2008 compared to the corresponding period in 2007. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 78% of total electronic banking revenue. Fees from ATMs represent approximately 4% of total electronic banking revenue. Fees from check cards and other service charges represent approximately 18% of electronic banking revenue.

     Mortgage-banking revenue increased by $179,000 to $1.9 million in 2008 from $1.8 million in 2007. During 2004, the Company opened a mortgage subsidiary, CMSI. Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.

     The Company realized gains on the sales of equity securities of $82,000 for the nine months ended September 30, 2008, compared to none for the same period in 2007. The gain related primarily to the cash received subsequent to the Visa, Inc. initial public offering that occurred in March 2008.

Noninterest Expense

     Noninterest expense was $12.9 million for the nine months ended September 30, 2008, compared to the $12.3 million for same period in 2007. The $608,000 or 4.9% increase was due to a one-time pre-tax charge of $368,000 to close the Wilkens Plaza branch, an increase in occupancy expense of $242,000 caused by opening of our new Cockeysville branch, relocating of our White Marsh branch to Perry Hall, and normal lease escalation charges, and a $407,000 increase in employee benefits, in particular medical expenses. These increases in expenses were offset by a $302,000 reduction in salary expenses due to fewer employees, and a $226,000 decrease in professional services relating to SOX in 2007.

Income Taxes

     For the nine month period ended September 30, 2008, the Company's effective tax rate was 24.7%, compared to 31.2% for the same period in 2007. The effective tax rate may fluctuate from year to year due to changes in the mix of tax-exempt loans and investments.

Results of Operations - Third Quarter 2008 and 2007

     Net  income  for  the  third  quarter  of  2008  was  $51,000   ($0.02  per
share-diluted) compared to $813,000 ($0.29 per share-diluted) for the third quarter of 2007, a 93.8% decrease.

     Third quarter net interest income remained relatively flat at $3.5 million. The actions of the Federal Reserve reducing rates by 3.25% during this period of time resulted in a reduction in the Company's net interest margin from 4.42% for the quarter ended September 30, 2007 to 3.85% for the quarter ended September 30, 2008. The 57 basis points decrease in the net interest margin was substantially offset by the $41.9 million increase in average interest earning assets.

     Non-interest income continues to be a large contributor to the Company's profitability. The majority of the Company's non-interest income is derived from two sources; the Bank's Electronic Banking Division and Carrollton Mortgage Services, Inc., (CMSI) a subsidiary of Carrollton Bank. Non-interest income increased 5% or $79,000 to $1.6 million in the third quarter of 2008 compared to the third quarter of 2007. This increase was due to the 6.8% or $42,000 increase in the mortgage banking fees and gains on loan sales, the 18.0% or $33,000 increase in service charges and a $50,000 easement fee partially offset by the 13.1% or $68,000 decrease in electronic banking fees.

     Non-interest expenses were $4.4 million in the third quarter of 2008 compared to $3.9 million in 2007, an increase of $501,000 or 13.0%. The increase was due to a $189,000 increase in medical expenses, a $38,000 increase in occupancy costs due to normal escalation charges and an increase in the new Perry Hall branch lease that relocated from White Marsh and a $290,000 increase in other operating expenses which was due primarily to a $209,000 increase in Other Real Estate Owned expenses and increases in various other expenses partially offset by a decrease in consulting fees to assist in preparing the documentation needed for compliance with The Sarbanes Oxley Act of 2002 (SOX) in 2007.

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

     The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale. Liquid assets totaled $50.2 million or 14% of total assets at September 30, 2008.

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $112.4 million at September 30, 2008. Of this total, management places a high probability of required funding within one year on approximately $56.8 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has external sources of funds through the Federal Reserve Bank (FRB) and FHLB, which can be drawn upon when required. There is a line of credit totaling $84.0 million with the Federal Home Loan Bank of Atlanta (the "FHLB") of which $81.4 million was outstanding at September 30, 2008. Also, the Company can pledge securities at the FRB and the FHLB and borrow approximately 97% of the fair market value of the securities. Additionally, the Company has available unsecured federal funds lines of credit of $5.0 million and secured federal funds lines of credit of $10.0 million with other institutions. There was no balance outstanding under these lines at September 30, 2007. The lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2008, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first nine months of 2008 or 2007.

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

     None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.         OTHER INFORMATION

     On October 23, 2008, the Board of Directors of the Company declared a $0.12 per share cash dividend to common shareholders of record on November 14, 2008, payable December 1, 2008.

ITEM 6.         EXHIBITS

(a) Exhibits

     (31.1)  Rule 13a-14(a) Certification by the Principal Executive Officer

     (31.2)  Rule 13a-14(a) Certification by the Principal Financial Officer

     (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

     (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On November 3, 2008, the Company announced third quarter net income and a $0.12 quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CARROLLTON BANCORP


                                           PRINCIPAL EXECUTIVE OFFICER:

Date    November 10, 2008                  /s/Robert A. Altieri
        -----------------                  -------------------------------------
                                           Robert A. Altieri
                                           President and Chief Executive Officer



                                           PRINCIPAL FINANCIAL OFFICER:

Date    November 10, 2008                  /s/James M. Uveges
        -----------------                  -------------------------------------
                                           James M. Uveges
                                           Senior Vice President and Chief
                                                Financial Officer