Form 10-K
CARROLLTON BANCORP
filed 2009-03-10
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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
Common Stock,
par value $1.00 per share

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check box if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant upon the closing price of such common equity as of the last business day of the most recently completed second fiscal quarter was approximately $30.3 million. For the purpose of this calculation, directors and executive officers of the registrant are considered affiliates.

At March 3, 2009, the Registrant had 2,564,988 shares of $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 12, 2009, are incorporated by reference in Part III of this Form 10-K.

Forward-looking Statements

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on Carrollton Bancorp’s current intent, belief and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to:

Part I. Item 3. Legal Proceedings:

Statement regarding the impact on the Company of routine legal proceedings.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Statements regarding loan growth in real estate development and construction and commercial loan portfolios in 2009.

Statement regarding 2009 certificate of deposit pricing strategy.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore/ Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Carrollton Bancorp undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances, or otherwise. Past results of operations may not be indicative of future results.

Part I

Item 1: Business

General. – Carrollton Bancorp, a Maryland corporation (the “Company”), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was organized on January 11, 1990, and is headquartered in Baltimore, Maryland. Carrollton Bank (the “Bank”) is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business and, as of December 31, 2008, had a total of ten branch locations in Maryland with two branch locations in Baltimore City; three branch locations in Anne Arundel County; four branches in Baltimore County and one branch in Harford County. The Bank’s wholly owned subsidiaries are Carrollton Mortgage Services, Inc. (“CMSI”), which is used primarily to originate and sell residential mortgage loans, Carrollton Financial Services, Inc. (“CFS”), which provides brokerage services, and Mulberry Street LLC (“MSLLC”) which is used to dispose of other real estate owned. Carrollton Community Development Corporation (“CCDC”) is a 96.4% owned subsidiary of the Bank which promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Metropolitan Baltimore area.

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

On or around March 23, 2009, the executive offices of the Company and the principal office of the Bank will be relocated to 7151 Columbia Gateway Drive, Suite A, Columbia, Maryland 21046, telephone number (410) 312-5400. The Company files quarterly and annual reports with the Securities and Exchange Commission (“SEC”) on forms 10-Q and 10-K, respectively, proxy materials on Schedule 14A and current reports on Form 8-K. The Company makes available, free of charge, all of these reports, as well as any amendments, through the Company’s Internet site as soon as is reasonably practicable after they are filed electronically with the SEC. The address of that site is http://www.carrolltonbank.com. To access the SEC reports, click on “About Us” —“SEC Filings”. The SEC also maintains an internet site that contains reports, proxy materials and information statements at http://sec.gov. In addition, the Company will provide paper copies of filings free of charge upon written request.

Recent Market Developments. – In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On February 13, 2009, the Company raised $9,201,000 through participation in the TARP Capital Purchase Program.

The Company issued 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and a warrant to purchase 205,379 shares of the Company’s common stock, par value $1.00 per share.  The warrant is exercisable at $6.72 per share at any time on or before February 13, 2019.   Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On November 25, 2008, the Company elected to participate in the deposit insurance coverage for non-interest bearing transaction deposit accounts.  On December 10, 2008, the Company declined to participate in the senior unsecured debt program.

Description of Services. – The Bank provides a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to consumers and business principals.

The following is a partial listing of the types of services and products that the Bank offers:

•	Commercial loans for businesses, including those for working capital purposes, equipment purchases and accounts receivable and inventory financing.

•	Commercial and residential real estate loans for acquisition, refinancing and construction.

•	Consumer loans including automobile loans, home equity loans and lines of credit.

•	Loans guaranteed by the United States Small Business Administration.

•	Money market deposits, demand deposits, NOW accounts, savings accounts and certificates of deposit.

•	Internet banking, including electronic bill payment.

•	Letters of credit and remittance services.

•	Credit and debit card services.

•	Merchant credit card deposit servicing.

•	Brokerage services for stocks, bonds, mutual funds and annuities.

•	A 24-hour ATM network.

•	After-hours depository services.

•	Safe deposit boxes.

•	Other services, such as direct deposit, traveler’s checks and IRAs.

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

First and second residential mortgage loans, made principally through the Bank’s subsidiary, CMSI, enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value ratio greater than 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. Residential loans are considered comparatively low risk based on the type of collateral (residential property) and the underwriting standards used.  The Bank experienced $423,687 of losses and $4,358 in recoveries on residential mortgage loans in 2008.  The Bank experienced $76,426 of losses and no recoveries on residential mortgage loans in 2007. The Bank experienced no losses and no recoveries in 2006.  There were approximately $877,000 of residential mortgage loans delinquent more than 90 days at December 31, 2008.

Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower’s primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 90% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property, and because a higher loan to value ratio is used in the underwriting of the loan. However, the overall risk of loss on home equity loans is also considered comparatively low due to the underlying values of the collateral. The Bank experienced losses on home equity loans of $75,000 during 2008, $100,455 during 2007 and none during 2006. The Bank experienced no recoveries on home equity loans during 2008, 2007 and 2006.  There were approximately $199,000 of home equity loans delinquent more than 90 days at December 31, 2008.

Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 115% coverage of the business debt service, and for income-producing property to be self-supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. The repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business. The Bank experienced losses on commercial mortgage loans of $518,755 during 2008, $220,640 during 2007, and $59,120 during 2006. The Bank experienced recoveries on commercial and investment mortgages of $9,643 in 2008, $187 in 2007 and $6,290 in 2006.  There were approximately $2.0 million commercial mortgage loans past due more than 90 days at December 31, 2008.

Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank typically will finance 70% to 80% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank experienced $1.2 million of losses and $32,648 in recoveries on construction and land development loans during 2008.  The Bank did not experience any losses or recoveries on construction and land development loans during 2007, and 2006. There were approximately $3.6 million in construction and land development loans past due more than 90 days at December 31, 2008.

Demand and time loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had no losses or recoveries on demand and time loans in 2008, 2007 and 2006.  There were $583,000 of demand and time and line of credit loans delinquent more than 90 days at December 31, 2008.

Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. The Bank makes unsecured home improvement loans to a maximum amount of $15,000. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower’s home, typically a borrower’s most significant asset. In addition, the debt-to-income ratio requirement helps determine the borrower’s current ability to repay the loan. The Bank had charge-offs of home improvement loans of $0, $249, and $11,515 in 2008, 2007 and 2006, respectively. There were recoveries of $320, $608 and $0 in 2008, 2007, and 2006, respectively. There were approximately $3,000 of home improvement loans delinquent more than 90 days at December 31, 2008.

The remainder of the consumer loan portfolio is comprised of installment loans for automobiles, boats and recreational vehicles (“RV”), overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance up to 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association (“NADA”) publication for used cars. The Bank will finance up to 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower’s current ability to repay. The Bank had no losses on automobile loans in 2007 and $6,849 in 2006 and recoveries of $0, $5,598, and $1,251 in 2008, 2007 and 2006, respectively. There were no automobile or other vehicle loans past due more than 90 days at December 31, 2008.

Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2008, 2007, and 2006 were $24,501, $2,916, and $11,662, respectively. There were $11,000 overdraft loans and other personal loans past due more than 90 days at December 31, 2008.

Loans secured by savings accounts and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 95% of balances in savings or certificate of deposit accounts. The Bank will advance funds up to 60% of the market value of actively traded stock certificates and bonds or 50% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2008, 2007, or 2006. Recoveries on loans secured by stocks and bonds were $0, $437, and $0 in 2008, 2007, and 2006 respectively. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 2008.

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

MSLLC was established in 2004 for the purpose of disposing of real estate owned.  At December 31, 2008, there were six properties with a fair market value of $1.7 million.  There was no activity in MSLLC in 2007 and 2006.

Investment Activities. – The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 17% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2009 to 2038, as well as equity securities.

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

Brokerage Activities. – CFS provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2008, commission income totaled $682,000 and net income was $158,000.

Market. – The Company considers its core markets to be the communities within the Baltimore Metropolitan Statistical Area (“Baltimore MSA”), particularly Baltimore City and the counties of Baltimore, Anne Arundel and Harford. Lending activities are broader and include areas outside of the Baltimore MSA. CMSI operates in Delaware, Pennsylvania, Virginia and West Virginia in addition to its core Maryland operations.  All of the Company’s revenue is generated within the United States.

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

Employees. – As of December 31, 2008, the Bank and its subsidiaries had 137 full time equivalent employees, 28 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management believes that it has a favorable relationship with its employees.

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

Federal and State Bank Regulation. The Bank is a Maryland state-chartered bank, with all the powers of a commercial bank, regulated and examined by the Office of the Maryland Commissioner of Financial Regulation (the “Commissioner’) and the FDIC. The Commissioner and the FDIC have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulations or written agreements with the regulator, or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

Deposit Insurance. Congress has temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  On January 1, 2010, the standard coverage limit will return to $100,000 for all deposit categories except IRAs and Certain Retirement Accounts, which will be insured up to $250,000 per owner.  The Company is participating in the FDIC’s Temporary Liquidity Guarantee Program.  Consequently, unlimited deposit insurance coverage is available through December 31, 2009 for non-interest bearing transaction accounts.  As an FDIC insured institution, deposits of the Bank are currently insured through the Bank Insurance Fund (“BIF”).  For traditional and ROTH IRA’s, the federal deposit insurance limit is $250,000. The FDIC is required to establish the semi-annual assessments for BIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25 percent of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. The Bank paid a de minimus semi-annual assessment in 2008.

In an effort to restore capitalization levels and to ensure the BIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  The FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. The FDIC also proposed, effective April 1, 2009, initial base assessment rates for Risk Category 1 institutions of 10 to 14 basis points. After the effect of potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 8 to 21 basis points. A final rule related to this proposal is expected to be issued during the first quarter of 2009. The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

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

  On February 13, 2009, the Company raised $9,201,000 through the sale of the Series A Preferred Stock which will qualify as Tier 1 capital.  The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum.   Dividends are payable quarterly.  The Treasury’s current consent shall be required for any increase in the common dividends per share until February 13, 2012 unless prior to such date, the Series A Preferred Stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.  For as long as the Series A Preferred Stock is outstanding, no dividend can be paid on the common stock unless all dividends on the Series A Preferred Stock have been paid.

On and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $ 9,201,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A Preferred Stock requires prior regulatory approval.

The warrant is exercisable at $6.72 per share at any time on or before February 13, 2019. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the Series A Preferred Stock, the warrant, and the shares of common stock underlying the warrant (the “warrant shares”) as soon as practicable after the date of the issuance of the Series A Preferred Stock and the warrant. Neither the Series A Preferred Stock nor the warrant will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one-half of the warrant shares prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $9,201,000 from one or more qualified equity offerings and (b) December 31, 2009.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the EESA. As a condition to the closing of the transaction, Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman, and Lola B. Stokes (the Company’s Senior Executive Officers, as defined in the Purchase Agreement) each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messer’s Altieri, Uveges, Jewell and Mrs. Stokes employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

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

Financial Modernization. In November 1999, the Gramm-Leach-Bliley Act (“GLBA”) was signed into law. Effective in part on March 11, 2000, GLBA revised the BHCA and repealed the affiliation provisions for the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a “financial holding company.” GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with the expedited notice procedures.

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

The PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) requires financial institutions to develop a customer identification plan that includes procedures to:

•	Collect identifying information about customers opening a deposit or loan account.

•	Verify customer identity.

•	Maintain records of the information used to verify the customer’s identity.

•	Determine whether the customer appears on any list of suspected terrorists or terrorist organizations.

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

Governmental Monetary Policies and Economic Controls

The Company is affected by monetary policies of regulatory agencies, including the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the FRB are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company’s earnings will be impacted by movement in interest rates, as discussed in Part II Item 7a., “Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are facing extremely difficult operating conditions due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the State of Maryland and, in particular, the Baltimore, Washington metropolitan region. A favorable business environment is generally characterized by, among other factors, economic growth, declining unemployment, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; rising unemployment, limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. The business environment in Maryland and the markets in which the Company operates has been less adverse than in the

United States generally but continues to deteriorate. It is expected that the business environment in the State of Maryland, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Company’s Profitability Depends Significantly On Economic Conditions In The State Of Maryland

The Company’s success depends primarily on the general economic conditions of the State of Maryland and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers in the Baltimore, Washington metropolitan area. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. Although economic conditions in the State of Maryland have experienced less decline than in the United States generally, these conditions are declining and are expected to continue to decline in the future. A significant decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

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

Because we serve primarily individuals and smaller businesses, the ability of our customers to repay their loans is impacted by the economic conditions in these areas. As of December 31, 2008, approximately 72% of our loan portfolio consisted of commercial loans, defined as commercial and industrial, municipal, multi-family, commercial real estate and construction loans. Thus, our results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

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

Changes in the Federal and State tax laws may negatively impact the financial performance of the Company.

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

The market price for our common stock has fluctuated, ranging between $5.50 and $15.08 per share during the 12 months ended December 31, 2008. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market share of our common stock due to, among other things:

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

Item 2: Properties

The Company owned the following properties, which had a book value of $2.3 million at December 31, 2008:

Location	Description
1740 East Joppa Road Towson, MD 21234	Full service branch with drive thru, Electronic Banking offices, Auditing offices and leased office space
427 Crain Highway Glen Burnie, MD 21061	Full service branch with drive-thru
531 South Conkling Street Baltimore, MD 21224	Full service branch with drive-thru
344 N. Charles Street Baltimore, MD 21201 (1)	Full service branch with Executive offices, Lending offices and Finance offices

The Company leased the following facilities at an aggregate annual rental of approximately $1.2 million as of December 31, 2008:

Location	Description	Lease Expiration Date*
1066-70 Maiden Choice Lane Arbutus, MD 21229	Full service branch	April 30, 2031
4738 Shelbourne Road Baltimore, MD 21229	Detached drive-thru	April 30, 2031
Suites 101-103 & 120-122 1589 Sulphur Spring Road Baltimore, MD 21227 (1)	Administrative and operational offices	April 30, 2009
2637-A Old Annapolis Road Hanover, MD 21076	Full service branch	October 1, 2014
Northway Shopping Center 684 Old Mill Road Millersville, MD 21108	Full service branch	August 31, 2014
602 Hoagie Drive Bel Air, MD 21014	Full service branch	November 30, 2044
10301 York Road Cockeysville, MD 21030	Full service branch	December 1, 2047
4040 Schroeder Avenue Perry Hall, MD 21128	Full service branch opened January 7, 2008. Relocated from White Marsh, Maryland	August 13, 2047
2300 York Road Timonium, MD 21093	Mortgage subsidiary offices	January 14, 2010
208 Hickory Avenue Bel Air, MD 21014	Mortgage subsidiary office closed	March 31, 2010
8905 Harford Road Baltimore, MD 21234	Mortgage subsidiary offices	June 30, 2009
1 Center Square, Suite 201 Hanover, PA 17331	Mortgage subsidiary offices	July 31, 2009
7151 Columbia Gateway Drive Suite A Columbia, MD 21046 (1)	Executive, administrative and operational offices	April 30, 2029

* Expiration date, assuming the Company exercises all extension options.

(1)  On or around March 23, 2009, the Executive, Lending and Finance offices at 344 N. Charles Street and the administrative and operational offices at 1589 Sulphur Spring Road will move to 7151 Columbia Gateway Drive, Suite A, Columbia, Maryland  21046.

Item 3: Legal Proceedings

The Company is involved in various routine legal actions arising from normal business activities. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operation or financial position of the Company.

Item 4: Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2008.

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading and Dividends

As of December 31, 2008, there were 372 shareholders of record of the Company. The Company’s Common Stock has traded on the National Association of Security Dealers’ Automated Quotation System (“NASDAQ”) National Market Tier of The NASDAQ Stock Market under the symbol “CRRB”. Currently, there are two broker-dealers who make a market in the Common Stock.

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

Dividends declared per share on the Company’s common stock were $0.48 in 2008 and 2007, and $0.45 in 2006, representing a payout ratio of 137.23% in 2008, 63.88% in 2007, and 48.98% in 2006. The dividend payout ratio is the result of dividing the amount of dividends paid by net income.

The Company implemented a Dividend Reinvestment Plan that provides automatic reinvestment of dividends in additional shares of Company common stock.

During 2008, the Company repurchased and retired 276,137 shares of common stock at an average price of $14.07.  During 2007, the Company repurchased and retired 16,015 shares of common stock at a price of $16.50 per share.  In 2006, the Company repurchased and retired 7,518 shares of common stock at a price of $17.14 per share.

The following table sets forth the high and low sales price and dividends per share of the Company’s common stock for the periods indicated.

Period	Price Per Share				Cash Dividends Paid
	2008		2007		Per Share
	Low	High	Low	High	2008	2007
4th Quarter	$5.50	$9.34	$11.25	$14.85	$0.12	$0.12
3rd Quarter	8.00	14.00	12.00	16.73	0.12	0.12
2nd Quarter	11.75	14.99	15.55	18.40	0.12	0.12
1st Quarter	12.00	15.08	16.40	18.00	0.12	0.12
					$0.48	$0.48

As of December 31, 2008, there were 372 common shareholders of record holding an aggregate of 2,564,988 shares. The Company believes there to be in excess of 540 beneficial owners of the Company’s Common Stock.

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

On February 13, 2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement - Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series

A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase 205,379 shares of the Company’s common stock, par value $1.00 per share, for an aggregate purchase price of $1,380,147 in cash (the “Warrant”).

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum until February 15, 2014.  Beginning February 16, 2014, the dividend rate will increase to 9% per annum.  On and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.  Prior to February 15, 2012, the Company may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $9,201,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings.  The redemption of the Series A Preferred Stock requires prior regulatory approval.

The Warrant is exercisable in whole or in part, from time to time, at $6.72 per share at any time on or before February 13, 2019. The number of shares of common stock issuable upon exercise of the Warrant and the exercise price per share will be adjusted if specific events occur.  Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Pursuant to the terms of the Purchase Agreement, prior to the earlier of (i) February 13, 2012 or (ii) the date on which the Series A Preferred Stock has been redeemed in full or Treasury has transferred all of the Series A Preferred Stock to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.08 or repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of Treasury.

In addition, pursuant to the Articles Supplementary relating to the Series A Preferred Stock, so long as any shares of Series A Preferred Stock remain outstanding, the Company may not declare or pay any dividends or distributions on the Company’s common stock or any class or series of the Company’s equity securities ranking junior, as to dividends and upon liquidation, to the Series A Preferred Stock (“Junior Stock”) (other than dividends payable solely in shares of common stock) or on any other class or series of the Company’s equity securities ranking, as to dividends and upon liquidation, on a parity with the Series A Preferred Stock (“Parity Stock”), and may not repurchase or redeem any common stock, Junior Stock or Parity Stock, unless all accrued and unpaid dividends for past dividend periods, including the latest completed dividend period, have been paid or have been declared and a sufficient sum has been set aside for the benefit of the holders of the Series A Preferred Stock.

The repurchase restrictions described above do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice, but only to offset the increase in the number of diluted shares outstanding resulting from the grant, vesting or exercise of equity-based compensation.

Stock Performance Table

The Company is required by the SEC to provide a five-year comparison of the cumulative total shareholder return on our common stock compared with that of a broad equity market index, and either a published industry index or a constructed peer group index of the Company.

The following chart compares the cumulative shareholder return on the Company’s common stock from December 31, 2003, to December 31, 2008, with the cumulative total of the NASDAQ Composite (U.S.), the NASDAQ Bank and SNL Mid-Atlantic Indices. The comparison assumes $100 was invested on December 31, 2003, in the Company’s common stock and in each of the foregoing indices. It also assumes reinvestment of any dividends.

The Company does not make, nor does it endorse, any predictions as to future stock performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Carrollton Bancorp	100.00	102.17	88.54	104.06	87.36	38.03
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Mid-Atlantic Bank	100.00	105.91	107.79	129.37	97.83	53.89

The following table provides information about the Company’s equity securities that may be issued under all of the Company’s equity compensation plans as of the end of the most recently completed fiscal year:

Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	156,385	$14.23	492,800
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	156,385	$14.23	492,800

Item 6: Selected Financial Data

	2008	2007	2006	2005	2004
Consolidated Income Statement Data:
Interest income	$22,406,600	$23,676,360	$23,127,504	$19,071,379	$15,500,323
Interest expense	8,457,182	9,762,324	8,737,450	7,375,083	5,321,622
Net interest income	13,949,418	13,914,036	14,390,054	11,696,296	10,178,701
Provision for loan losses	2,096,000	536,000	—	—	—
Net interest income after provision for loan losses	11,853,418	13,378,036	14,390,054	11,696,296	10,178,701
Noninterest income	6,585,694	6,274,142	8,898,996	10,718,636	8,781,151
Noninterest expenses	17,468,064	16,475,141	19,381,003	18,634,124	17,751,000
Income before income taxes	971,048	3,177,037	3,908,047	3,780,808	1,208,852
Income taxes	124,197	1,050,774	1,323,268	1,322,371	320,488
Net income	$846,851	$2,126,263	$2,584,779	$2,458,437	$888,364
Consolidated Balance Sheet Data, at year end
Assets	$404,181,184	$352,848,570	$349,824,752	$360,467,146	$319,123,132
Gross loans	283,693,156	261,623,833	260,001,314	247,943,073	219,726,294
Deposits	292,353,276	285,638,625	277,903,801	271,626,503	225,846,145
Shareholders’ equity	27,390,693	35,931,300	34,711,378	34,640,165	34,215,280
Per Share Data:
Number of shares of Common Stock outstanding, at year-end	2,564,988	2,834,975	2,806,705	2,809,698	2,834,823
Net income:
Basic	$0.32	$0.75	$0.92	$0.87	$0.31
Diluted	0.32	0.75	0.90	0.87	0.31
Cash dividends declared	0.48	0.48	0.45	0.40	0.38
Book value, at year end	10.68	12.67	12.37	12.33	12.07
Performance and capital ratios:
Return on average assets	0.22%	0.61%	0.75%	0.72%	0.29%
Return on average shareholders’ equity	2.62%	5.97%	7.55%	7.12%	2.61%
Net interest margin (a)	3.93%	4.34%	4.57%	3.89%	3.81%
Average shareholders’ equity to average total assets	8.54%	10.22%	9.91%	10.13%	11.11%
Year-end capital to year-end risk- weighted assets:
Tier 1	9.84%	12.35%	11.92%	11.63%	11.52%
Total	10.91%	13.63%	13.20%	13.51%	12.74%
Year-end Tier 1 leverage ratio	6.78%	10.03%	9.74%	8.96%	9.41%
Cash dividends declared to net income	147.46%	63.88%	48.98%	45.97%	121.17%
Asset Quality Ratios:
Allowance for loan losses, at year-end to:
Gross loans	1.12%	1.25%	1.20%	1.35%	1.59%
Nonperforming, restructured and past-due loans	39.67%	55.28%	54.93%	209.50%	132.05%
Net charge-offs to average gross loans	0.82%	0.15%	0.08%	0.06%	0.08%
Nonperforming assets as a percent of period-end gross loans and foreclosed real estate	3.42%	2.26%	2.19%	0.64%	1.20%

(a)	Net interest margin is the ratio of net interest income, determined on a fully taxable equivalent basis (a non-GAAP financial measure), to total average interest earning assets.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore-Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. The Company undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2009.

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

Total assets for the year ended December 31, 2008 compared to December 31, 2007 reflect a 15% increase to $404.2 million.  Gross loans, including loans held for sale, increased 13% or $36.2 million from $269.2 million at December 31, 2007, to $305.4 million at December 31, 2008.  Investments increased 26% or $14.0 million to $66.8 million at December 31, 2008.  Total deposits increased 2% or $6.7 million to $292.4 million while borrowings increased 168% or $49.9 million.  During the same period, stockholders’ equity decreased $8.5 million or 24% to $27.4 million or 6.78% of total assets compared to 10.2% at December 31, 2007.  The decrease was due primarily to the repurchase of 276,137 shares for $3.9 million, dividends paid of $1.2 million, and a decrease in accumulated other comprehensive income of $4.3 million, all of which was partially offset by net income of $847,000.

Net income for the year ended December 31, 2008, totaled $847,000 compared to $2.1 million for the prior year, a $1.3 million or 60% decrease.  The decrease was due to the $1.6 million increase in the provision for loan losses and the $538,000 pretax charge to close the Wilkens Plaza drive thru branch.  The increase in the provision for loan losses was due to an increase in the level of nonperforming assets, which required additional allocations to the allowance for credit losses.

Net income for the year ended December 31, 2007, totaled $2.1 million compared to $2.6 million for the prior year, an 18% decrease.   The Company’s earnings performance for the year ended December 31, 2007, was impacted by the decision to stop servicing money service businesses (MSB) as of September 2006, hiring consultants to assist in documenting internal controls for compliance with Sarbanes-Oxley Act of 2002 (“SOX”), the increase in the provision for loan losses, and legal fees and related expenses for non-accrual loans.

The earnings for the year ended December 31, 2006, included a before tax charge of approximately $1.8 million ($1.2 million after tax) representing the loss from a check kiting scheme by one of the Bank’s commercial customers. The earnings also included a charge of approximately $2.3 million representing a prepayment penalty for restructuring a $35 million FHLBA advance at a fixed rate of 6.84% maturing February 2, 2010.  This charge was substantially offset by a gain of approximately $2.3 million from the sale of equity securities.

Comparing the year ended December 31, 2008, and 2007, net interest income remained relatively flat at $13.0 million.  The reduction in rates by the Federal Reserve during the year contributed to the reduction in the Company’s net interest margin from 4.34% for the year ended December 31, 2007 to 3.93% for the year ended December 31, 2008.  The 41 basis points decrease in the net interest margin was substantially offset by the $34.2 million increase in average earning assets.

The Company recorded a provision for loan losses of $2.1 million for the year ended December 31, 2008, compared to $536,000 in 2007.  The increase in the provision for loan losses was due to the increase in nonperforming loans and other loan risk factors.  Nonperforming assets increased from $5.9 million at December 31, 2007 to $9.8 million at December 31, 2009.  The allowance for loan losses represented 1.12% of outstanding loans at December 31, 2008.

For the year ended December 31, 2008, noninterest income was $6.6 million compared to $6.3 million for the year ended December 31, 2007, an increase of $312,000 or 5%.  The increase was due to the $244,000 gain on the sale and call of securities purchased at a discount partially offset by the write down of equity securities, and a $263,000 or 12% increase in the fees and commissions earned by CMSI.  These increases were partially offset by a $126,000 or 13% decrease in service charges, a $53,000 or 3% decrease in Point of Sale revenue and ATM fees and a $21,000 or 4% decrease in other fees and commissions.

Noninterest expenses were $17.5 million for the year ended December 31, 2008, compared to $16.5 million for the year ended December 31, 2007, a $993,000 or 6% increase. The increase resulted from a one-time pre-tax charge of $538,000 to close the Wilkens Plaza drive thru branch, a $238,000 increase in OREO expenses, a $257,000 increase in occupancy expense caused by opening of our new Cockeysville branch and relocating our White Marsh branch to Perry Hall and normal lease escalation charges, and a $506,000 or 37% increase in employee benefits, in particular medical expenses.  These increases in expenses were offset by a $281,000 reduction in salary expenses due to fewer employees and a $159,000 or 15% decrease in professional services related to consulting fees for compliance with SOX in 2007.

The Company paid dividends of $0.48 per share to shareholders during 2008.

Results of Operations

Summary

The Company reported net income for 2008 of $847,000 or $0.32 per diluted share, representing a 60.2% decrease from 2007 net income of $2.1 million or $0.75 per share.

Loans held for sale increased $14.1 million or 186.3% due to the increase in refinancings of residential mortgages due to the reduction in rates by the Federal Reserve during the year.

The loan portfolio net of the Allowance for Loan Losses increased 8.6% to $280.5 million as a result of the Company’s continuing efforts to align the loan portfolio to be in line with typical commercial banks. Interest income on loans, including loans held for sale, decreased 9.8% due to the reduction in the yield on average loans, including loans held for sale, from 7.66% for the year ended December 31, 2007 to 6.64% for the year ended December 31, 2008.  The 102 basis points decrease in the yield was partially offset by the $11.3 million increase in average gross loans and loans held for sale.

The deposit portfolio increased 2.4% to $292.4 million, with the majority of the growth derived from certificates of deposit.  Partially affecting these increases were decreases in noninterest bearing deposits, money market accounts and savings accounts.  Borrowings from the Federal Home Loan Bank of Atlanta (“FHLBA”) increased $50.2 million to fund the growth in loans and investments.  Total interest expense decreased during 2008 due to the reduction in the yield on total interest bearing liabilities from 3.73% for the year ended December 31, 2007, to 2.86% for the year ended December 31, 2008.  The 87 basis point decrease in the yield was partially offset by the $33.4 million increase in average total interest bearing liabilities.  Noninterest income increased 5.0% or $312,000 in 2008 compared to 2007.  The increase was due to the $224,000 gain in the sale and call of securities purchased at a discount partially offset by the write down of equity securities, and a $263,000 or 11.5% increase in the fees and commissions earned by CMSI.  These increases were partially offset by a $126,000 or 13.3% decrease in service charges, a $53,000 or 2.8% decrease in Point of Sale revenue and ATM fees and a $21,000 or 4.3% decrease in other fees and commissions.

Noninterest expense increased 6.0% or $993,000 in 2008 compared to 2007.  The increase resulted from a one-time pre-tax charge of $538,000 to close the Wilkens Plaza drive thru branch, a $238,000 increase in OREO expenses, a $257,000 increase in occupancy expense caused by opening of our new Cockeysville branch and relocating of our White Marsh branch to Perry Hall and normal lease escalation charges, and a $506,000 or 37.1% increase in employee benefits, in particular medical expenses.  These increases in expenses were offset by a $281,000 or 3.9% reduction in salary expenses due to fewer employees and a $159,000 or 14.8% decrease in professional services related to consulting fees for compliance with SOX in 2007.

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

Noninterest expense decreased 15.0% or $2.9 million in 2007 compared to 2006. The decrease was due to the $1.8 million charge from the check kiting scheme by one of the Bank’s commercial customers and the $2.3 million prepayment penalty for restructuring a FHLBA advance in 2006 partially offset by the $225,000 or 3% increase in salaries, the $269,000 or 15% increase in occupancy costs and the $855,000 or 20% increase in other operating expenses.  The $225,000 increase in salaries was due to additional personnel for the new branch opened in May 2007 and normal salary increases partially offset by the elimination of personnel.  The $269,000 increase in occupancy costs was due to normal lease escalation charges, the new branch rent started in March 2007, and a significant increase in a 30-year branch lease that renewed in April 2006.  The $855,000 increase was due to $202,000 in consulting fees for compliance with SOX, increased legal fees and related costs due to a significant commercial loan to one borrower and increased nonaccrual loans and a $155,000 write down and cost to dispose of a real estate owned property in 2007 compared to a recovery of legal fees and related expenses on the payoff of a delinquent loan in 2006.

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

Average Balances, Interest, and Yields

	2008			2007			2006
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$ 7,511,540	$ 65,861	0.88%	$ 3,737,413	$ 181,635	4.86%	$ 7,839,525	$ 382,625	4.88%
Federal Home Loan Bank stock	2,968,299	108,686	3.66	1,544,464	99,223	6.42	1,742,153	99,046	5.69
Investment securities: (a)
U.S. government agency	23,311,111	1,317,296	5.65	16,043,046	902,454	5.63	15,316,293	788,538	5.15
State and municipal	8,543,619	525,509	6.15	9,233,678	572,591	6.20	8,734,211	544,815	6.24
Mortgage-backed securities	27,211,120	1,495,541	5.50	19,650,335	1,067,144	5.43	21,554,754	1,170,089	5.43
Corporate bonds	9,033,034	423,755	4.69	5,877,246	391,199	6.66	4,089,963	270,840	6.62
Other	1,512,580	74,775	4.94	1,140,856	53,199	4.66	1,154,060	49,212	4.26
	69,611,464	3,836,876	5.51	51,945,161	2,986,587	5.75	50,849,281	2,823,494	5.55
Loans:
Demand and time	66,488,316	3,972,570	5.97	73,606,674	5,844,340	7.94	73,339,911	5,862,743	7.99
Residential mortgage (b)	90,110,476	5,874,216	6.52	77,543,499	5,704,170	7.36	72,131,409	3,926,413	5.44
Commercial mortgage and construction	123,220,972	8,712,560	7.07	116,904,123	8,988,319	7.69	110,899,759	8,544,541	7.70
Installment	1,236,740	89,834	7.26	1,238,724	100,692	8.13	1,504,253	80,978	5.38
Lease financing	147,300	8,761	5.95	595,593	39,494	6.63	1,429,551	80,889	5.66
	281,203,804	18,657,941	6.64	269,888,613	20,677,015	7.66	259,304,883	20,044,135	7.73
Total interest-earning assets	361,295,107	22,669,364	6.27	327,115,651	23,944,460	7.32	319,735,842	23,349,301	7.30
Noninterest-bearing cash	3,116,830			8,649,236			14,651,700
Premises and equipment	7,223,167			6,533,050			5,432,452
Other assets	10,382,790			8,170,747			7,993,335
Allowance for loan losses	(3,161,028)			(3,108,760)			(3,287,376
Unrealized gains (losses) on available for sale securities, net	(827,068)			1,133,365			1,065,683
	$378,029,798			$348,493,289			$345,591,636
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Savings and NOW	$ 52,315,578	122,459	0.23%	$ 55,719,609	131,760	0.24%	$ 62,309,713	147,770	0.24%
Money market	46,737,845	1,021,124	2.18	56,986,611	2,248,253	3.95	51,303,354	1,936,266	3.77
Certificates of deposit	130,592,612	5,472,535	4.19	117,106,699	5,700,452	4.87	101,071,899	4,521,369	4.47
	229,646,035	6,616,118	2.88	229,812,919	8,080,465	3.52	214,684,966	6,605,404	3.08
Borrowed funds	65,789,689	1,841,064	2.80	32,222,600	1,681,860	5.22	38,900,240	2,132,046	5.48
Total interest-bearing liabilities	295,435,724	8,457,182	2.86	262,035,519	9,762,325	3.73	253,585,206	8,737,451	3.45
Noninterest-bearing deposits	48,754,626			49,584,706			56,441,180
Other liabilities	1,569,676			1,261,192			1,312,259
Shareholders’ equity	32,269,772			35,611,872			34,252,991
Total liabilities and shareholders’ equity	$378,029,798			$348,493,289			$345,591,636
Net interest margin	$361,295,107	$14,212,182	3.93%	$327,115,651	$14,182,135	4.34%	$319,735,842	$14,611,850	4.57%
(a)
Interest on investments and loans is presented on a fully taxable equivalent basis (a non-GAAP financial measure), using the federal income tax rates of 34% and, where applicable, the state rate of 8.25% for 2008 and 7% for 2007 and 2006 (or a combined federal and state rate of 39.445% for 2008 and 38.62% for 2007 and 2006) to increase tax exempt interest income to a taxable equivalent basis. This is a non-GAAP measure that management believes is useful when comparing annual results,

(b)	Loans held for sale are included in residential mortgage loans.
(c)	Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest earning assets.

Net interest income on a tax-equivalent basis was substantially the same at $14.2 million for the years ended December 31, 2008, and 2007.  The decrease in the net interest margin of 41 basis points from 4.34% for the year ended December 31, 2007, to 3.93% for the year ended December 31, 2008, was partially offset by a $34.2 million increase in average interest-earning assets during 2008 compared to 2007.

The $11.3 million or 4.2% increase in average loans outstanding is attributed to the Company’s active business development efforts in its residential, commercial real estate, and construction and land development loan portfolio and general economic conditions of the Company’s primary service market. The yield on loans decreased to 6.64% in 2008 compared to 7.66% for 2007 as the Federal Open Market Committee (“FOMC”) lowered rates in 2008. The yield on investment securities decreased to 5.51% in 2008 from 5.75% in 2007.  Total interest-earning assets increased $34.2 million or 10.4% while the yield decreased 105 basis points.  Total interest-bearing liabilities increased $33.4 million or 12.7% while the yield decreased 87 basis points.  Interest-bearing deposits were substantially the same at $229.6 million while borrowings increased $33.6 million or 104.2% to fund loan and investment growth.  The net impact was a slight increase in tax-equivalent net interest income for the year ended December 31, 2008, compared to 2007.

Net interest income on a tax-equivalent basis decreased to $14.2 million for the year ended December 31, 2007, compared to $14.6 million for 2006. The decrease in tax-equivalent net interest income during 2007 was due to the decrease in the net interest margin of 23 basis points partially offset by a $10.6 million increase in average interest-earning assets during 2007 compared to 2006.

The $10.6 million or 4.1% increase in average loans outstanding is attributed to the Company’s active business development efforts in its residential and construction and land development loan portfolio and general economic conditions of the Company’s primary service market. The yield on loans decreased to 7.66% in 2007 compared to 7.73% for 2006 as the FOMC began lowering rates in September 2007. The yield on investment securities increased to 5.75% in 2007 from 5.55% in 2006. The net impact was a $430,000 or 2.9% decrease in tax-equivalent interest income for the year ended December 31, 2007, compared to 2006.

Interest expense increased $1.0 million to $9.8 million in 2007 from $8.7 million in 2006. Interest expense on deposits increased primarily due to a change in the deposit mix, with an increase in the amount of interest-bearing deposits and the cost of interest-bearing deposits increased from 3.08% in 2006 to 3.52% in 2007.  Interest expense on borrowed funds decreased due to a $6.7 million decrease in average borrowed funds and the cost of average borrowed funds decreasing to 5.22% for the year ended December 31, 2007, compared to 5.48% for the same period in 2006.

The following table and the related discussions of interest income and interest expense provide further analysis of the changes in net interest income during 2008 and 2007:

	2008 Compared to 2007			2007 Compared to 2006
	Change Due to Variance In			Change Due to Variance In
	Rate(b)	Volume(b)	Total	Rates(b)	Volume(b)	Total
Interest income
Federal funds sold and interest-bearing deposits with other banks	$ (299,194)	$ 183,419	$ (115,775)	$ (778)	$ (200,213)	$ (200,991)
Investment securities and FHLB stock	(241,556)	1,101,308	859,752	113,357	49,913	163,270
Loans (a)	(2,885,965)	866,892	(2,019,073)	(185,237)	818,117	632,880
Total interest earned	(3,426,715)	2,151,619	(1,275,096)	(72,658)	667,817	595,159
Interest expense
Deposits	(1,458,479)	(5,868)	(1,464,347)	1,009,606	465,455	1,475,061
Borrowings	(1,592,830)	1,752,034	159,204	(84,198)	(365,989)	(450,187)
Total interest expense	(3,051,309)	1,746,166	(1,305,143)	925,408	99,466	1,024,874
Net interest income	$ (375,406)	$ 405,453	$ 30,047	$ (998,066)	$ 568,351	$ (429,715)

(a)	Interest on investments and loans is presented on a fully taxable equivalent basis (a non-GAAP financial measure), using regular income tax rates.

(b)	The change in interest income and expense due to variance in both rate and volume has been allocated to the change due to variance in rate.

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

Due to the slow down in the housing and real estate market and the unprecedented state of the economy, the Company has experienced an increase in its delinquency rate and charge off rate. The Company recorded a provision for loan losses of $2.1 million in 2008, $536,000 in 2007, and none for the year ended December 31, 2006. Nonaccrual, restructured and delinquent loans over 90 days to total loans increased to 3.42% at the end of 2008 compared to 2.26% in 2007. The ratio of net loan losses to average loans increased in 2008 to 0.74% compared to 0.15% for 2007.  Nonaccrual, restructured, and delinquent loans over 90 days to total loans increased to 2.26% at the end of 2007 compared to 2.19% in 2006. The ratio of net loan losses to average loans increased in 2007 to 0.15% compared to 0.08% for 2006.

Noninterest Income

Noninterest income increased from $6.3 million during 2007 to $6.6 million in 2008, an increase of $312,000 or 5.0%. The increase was due to the $244,000 gain on the sale and call of securities purchased at a discount partially offset by the write down of equity securities, and a $263,000 or 11.5% increase in the fees and commissions earned by CMSI.  These increases were partially offset by a $126,000 or 13.3% decrease in service charges, a $53,000 or 2.8% decrease in Point of Sale revenue and ATM fees and a $21,000 or 4.3% decrease in other fees and commissions.

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

Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees. The fees from the ATMs represent approximately 4% of total electronic banking revenue in 2007. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, and NYCE). This national POS sponsorship income represents approximately 82% of total electronic banking revenue. Fees from check cards comprise the remaining 14% of electronic banking revenue.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.

Noninterest Expenses

Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. Noninterest expenses were $17.5 million for the year ended December 31, 2008 compared to $16.5 million for the year ended December 31, 2007, a $993,000 or 6.0% increase.  The increase resulted from a one-time pre-tax charge of $538,000 to close the Wilkens Plaza drive thru branch, a $238,000 increase in OREO expenses, a $257,000 or 12.4% increase in occupancy expense resulting from the opening of our new Cockeysville branch and relocating of our White Marsh branch to Perry Hall and normal lease escalation charges, and a $506,000 or 37.1% increase in employee benefits, in particular medical expenses.  These increases in expenses were offset by a $281,000 or 3.9% reduction in salary expenses due to fewer employees and a $159,000 or 14.8% decrease in professional services related to consulting fees for compliance with SOX in 2007.

Noninterest expenses were $16.5 million for the year ended December 31, 2007 compared to $19.4 million for the year ended December 31, 2006, a $2.9 million or 15% decrease.  The decrease was due to the $1.8 million charge from the check kiting scheme in 2006, the $2.3 million prepayment penalty for restructuring the FHLB advance in 2006. These decreases were partially offset by the $225,000 or 3% increase in salaries, the $269,000 or 15% increase in occupancy costs, the $671,000 or 129% increase in professional fees, and the $183,000 or 5% increase in other operating expenses.  The $225,000 increase in salaries was due to additional personnel for the new branch opened in May 2007 and normal salary increases partially offset by the elimination of personnel.  The $269,000 increase in occupancy costs was due to normal lease escalation charges, the new branch rent started in March 2007, and a significant increase in a 30-year branch lease that expired April 2006.  The $671,000 increase in professional fees was due to $202,000 in consulting fees for compliance with SOX, increased legal fees and related costs due to a significant commercial loan to one borrower and increased nonaccrual loans.  The $183,000 increase in other operating expenses was due primarily to a $155,000 write down and cost to dispose of a real estate owned property in 2007 compared to a recovery of legal fess and related expenses on the payoff of a delinquent loan in 2006.

Income Tax Provision

Income tax expense was $124,000 in 2008, $1.1 million in 2007 and $1.3 million in 2006. The effective tax rate was 12.8% in 2008, 33.1% in 2007, and 33.9% in 2006. The effective tax rates fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and life insurance policies as a percentage of total loans and investments. In 2008, tax exempt interest was a substantial percentage of income before income taxes which resulted in a significantly lower effective tax rate.  During 2007 and 2006, the Company purchased additional tax exempt securities, which reduced the effective tax rates.

Financial Condition

Summary

Total assets of the Company increased by 14.6% to $404.2 million at December 31, 2008 from $352.8 million at December 31, 2007. Investment securities increased 26.5% to $66.8 million at December 31, 2008. Gross loans, excluding loans held for sale, increased by 8.4% to $283.7 million at December 31, 2008 compared to $261.6 million at the end of 2007. Interest-earning assets increased $53.3 million to $383.2 million and were 94.8% of total assets at December 31, 2008.

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

The components of the investment portfolio were as follows at December 31:

	2008	2007	2006	2005	2004
Available for Sale
U.S. Government agency	$18,334,178	$11,688,457	$9,637,760	$10,740,335	$19,913,790
Mortgage-backed securities	24,969,846	11,441,115	12,725,553	8,490,125	8,447,886
State and municipal bonds	6,890,713	4,904,648	5,724,959	3,689,859	4,137,433
Corporate bonds	4,133,642	4,788,589	5,621,529	1,514,471	3,036,920
Subtotal	54,328,379	32,822,809	33,709,801	24,434,790	35,536,029
Equity securities	2,065,486	1,966,123	2,224,846	4,660,213	6,952,463
Total available for sale	56,393,865	34,788,932	35,934,647	29,095,003	42,488,492
Held to Maturity
U.S. Government agency	—	6,460,305	6,456,069	5,000,000	—
Mortgage-backed securities	5,966,091	7,130,202	8,761,200	9,575,713	—
State and municipal bonds	3,912,836	3,912,769	3,912,704	3,912,692	—
Equity securities	495,361	500,000	—	—	—
Total held to maturity	10,374,288	18,003,276	19,129,973	18,488,405	—
Total investment securities	$66,768,153	$52,792,208	$55,064,620	$47,583,408	$42,488,492

Note: Investments classified as available for sale are carried at fair value whereas investments classified as held to maturity are carried at amortized cost.

The following table shows the maturity of the investment portfolio at December 31, 2008:

	Available for Sale			Held to Maturity
Maturing	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Within one year	$ 867,126	$ 875,152	3.49%	$ —	$ —	—%
Over one to five years	4,625,219	4,534,807	6.19	—	—	—
Over five to ten years	5,346,104	5,356,638	5.16	3,912,836	3,892,560	5.53
Over ten years	23,962,298	18,591,936	4.78	495,361	130,745	3.05
	34,800,747	29,358,533		4,408,197	4,023,305
Mortgage-backed securities	24,688,564	24,969,846	5.81	5,966,091	6,108,552	4.73
Equity securities	1,608,495	2,065,486	3.31	—	—	—
	$61,097,806	$56,393,865		$10,374,288	$10,131,857

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

Investment securities increased $14.0 million to $66.8 million at December 31, 2008 compared to $52.8 million at December 31, 2007.

Loans

The following table represents a breakdown of loan balances at December 31:

	2008	2007	2006	2005	2004
Real Estate:
Residential	$77,278,004	$66,259,210	$55,057,625	$53,148,211	$55,242,018
Commercial	136,006,919	111,474,356	120,397,988	97,909,115	94,858,597
Construction and land development	30,955,304	35,206,622	29,996,306	37,415,478	17,774,874
Demand and time	37,691,638	46,406,977	51,549,802	56,118,527	46,168,587
Lease financing	29,772	287,519	969,113	1,936,482	3,598,003
Installment	1,731,519	1,989,149	2,030,480	1,415,260	2,084,215
	283,693,156	261,623,833	260,001,314	247,943,073	219,726,294
Allowance for loan losses	(3,179,741)	(3,270,425)	(3,131,021)	(3,337,163)	(3,485,076)
Loans, net	$280,513,415	$258,353,408	$256,870,293	$244,605,910	$216,241,218

Gross loans, excluding loans held for sale, increased $22.1 million or 8.4% from $261.6 million at December 31, 2007 to $283.7 million at December 31, 2008.  The increase was in residential lending and commercial real estate lending while construction and land development and demand and time loans decreased. Commercial loans amounted to $204.7 million at December 31, 2008 and were 72% of total loans. Consumer loans amounted to $79.0 million and were 28% of total loans.

The following table shows the contractual maturities and interest rate sensitivities of the Company’s loans at December 31, 2008. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, the Company’s experience indicates that a significant number of loans will be extended or repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Real Estate:
Residential	$1,172,069	$26,457,598	$1,689,138	$5,226,649	$38,215,532	$4,517,018	$77,278,004
Commercial	16,316,296	15,158,345	62,372,217	9,660,125	31,003,845	1,496,091	136,006,919
Construction and land development	8,365,351	13,725,235	4,602,797	2,432,179	1,829,742	—	30,955,304
Demand and time	3,100,464	25,581,635	7,513,265	399,577	1,096,697	—	37,691,638
Lease financing	29,772	—	—	—	—	—	29,772
Installment	490,596	656,583	222,767	—	173,789	187,784	1,731,519
	$29,474,548	$81,579,396	$76,400,184	$17,718,530	$72,319,605	$6,200,893	$283,693,156

The following table provides information concerning nonperforming assets and past due loans at December 31, 2008:

	2008	2007	2006	2005	2004
Nonaccrual loans (a)	$5,027,767	$4,819,139	$3,699,397	$1,413,925	$615,394
Restructured loans	771,216	178,003	180,686	—	455,864
Foreclosed real estate	1,736,018	—	1,383,163	—	—
	$7,535,001	$4,997,142	$5,263,246	$1,413,925	$1,071,258
Accruing loans past-due 90 days or more	$2,216,728	$918,986	$436,599	$179,012	$1,567,919

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

The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $290,127, $901,582, and $534,639 as of December 31, 2008, 2007 and 2006, respectively.

The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $1.6 million, $1.4 million, and $2.0 million as of December 31, 2008, 2007 and 2006, respectively.

Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for individual loans or pools of loans.

During the years ended December 31, 2004 through 2008, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company’s loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company’s federal regulators are a consideration in determining the required total allowance. Due to the level of the unallocated allowance, management did not make any provision for loan losses in 2006 and 2005.

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

	Years ended December 31
Description	2008	2007	2006	2005	2004
Balance at beginning of year	$3,270,425	$3,131,021	$3,337,163	$3,485,076	$3,648,245
Charge-offs:
Demand and time	—	—	—	123,578	192,440
Lease financing	73,821	25,778	154,747	168,823	—
Real estate:
Residential	498,687	176,881	—	—	7,746
Commercial	518,755	220,640	59,120	—	—
Construction	1,174,879	—	—	—	—
Installment	2,335	19,153	41,967	22,640	76,936
	2,268,477	442,452	255,834	315,041	277,122
Recoveries:
Demand and time	—	—	—	130,904	67,111
Lease financing	8,309	14,138	16,530	3,980	—
Real estate:
Residential	4,358	—	—	14,874	8,087
Commercial	9,643	187	6,290	—	—
Construction	32,648	—	—	—	—
Installment	26,835	31,531	26,872	17,370	38,755
	81,793	45,856	49,692	167,128	113,953
Net charge-offs	2,186,684	396,596	206,142	147,913	163,169
Provision charged to operations	2,096,000	536,000	—	—	—
Balance at end of the year	$3,179,741	$3,270,425	$3,131,021	$3,337,163	$3,485,076
Ratio of net charge-offs to average loans outstanding	0.82%	0.15%	0.08%	0.06%	0.08%

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

Portfolio	2008	2007	2006	2005	2004
Demand and time and lease financing	$235,573	$807,582	$922,612	$474,059	$589,053
Real estate:
Residential	702,297	1,258,314	409,684	718,028	587,292
Commercial	1,100,933	687,797	923,453	679,002	1,034,546
Construction and land development	193,471	217,225	230,072	382,204	342,114
Installment	81,642	39,164	49,399	143,318	149,271
Unallocated	865,640	260,343	595,801	940,552	782,800
	$3,179,741	$3,270,425	$3,131,021	$3,337,163	$3,485,076

The table below provides a percentage breakdown of the loan portfolio by category to total loans at December 31:

Portfolio	2008	2007	2006	2005	2004
Demand and time and lease financing	13.3%	17.8%	20.2%	23.4%	22.7%
Real estate:
Residential	27.2	25.3	21.2	21.4	25.1
Commercial	48.0	42.6	46.3	39.6	43.2
Construction and land development	10.9	13.5	11.5	15.1	8.1
Installment	0.6	0.8	0.8	0.5	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%

All loan allowances are subject to regulatory examinations and determinations as to the appropriateness of the methodology and adequacy on an annual basis.

At December 31, 2008 the allowance for loan losses was $3.2 million, a 2.8% decrease from the end of 2007. The ratio of the allowance to total loans was 1.12% at December 31, 2008 and 1.25% at December 31, 2007. The ratio of net loan losses to average loans outstanding for 2008 was 0.82% compared to 0.15% for 2007. The ratio of nonaccrual loans, restructured loans and loans delinquent more than 90 days to total loans and foreclosed real estate increased to 3.42% at December 31, 2008 from 2.26% at the end of 2007. The ratio of real estate loans to total loans increased to 86.1% at the end of 2008 from 81.4% at the end of 2007.

Funding Sources

Deposits

The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$ 48,754,626	—%	$ 49,584,706	—%	$56,441,180	—%
Interest-bearing deposits:
NOW accounts	26,840,775.21		29,273,381	0.21	32,038,917	0.21
Savings accounts	25,474,803.26		26,446,228	0.27	30,270,796	0.27
Money market accounts	46,737,845	2.18	56,986,611	3.95	51,303,354	3.77
Certificates of deposit	130,592,612	4.19	117,106,699	4.87	101,071,899	4.47
	$278,400,661	2.38%	$279,397,625	2.89%	$271,126,146	2.44%

The following table provides the maturities of certificates of deposit of the Company in amounts of $100,000 or more at December 31, 2008:

Maturing in:
3 months or less	$6,642,951
Over 3 months through 6 months	3,154,269
Over 6 months through 12 months	23,366,570
Over 12 months	14,120,612
$47,284,402

Total deposits at December 31, 2008 increased by $6.7 million to $292.4 million from the end of 2007. Interest bearing accounts increased by $11 million and noninterest-bearing deposits decreased by $4.3 million.

The Company began offering CDARS deposits to its customers during 2004. This program allows for customers who wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is nationwide and allows participating banks to “swap” customer deposits so that no customer has greater than the insurable maximum in one bank, but the customer only deals with his/her own bank. As of December 31, 2008, the Bank had approximately $21.5 million in CDARS deposits, an increase of $7.9 million from December 31, 2007.

Borrowed Funds

Borrowed funds consist of securities sold under repurchase agreements, federal funds purchased and borrowings from the FHLB. Securities sold under repurchase agreements are securities sold to the Bank’s customers under a continuing “roll-over” contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated from the Company’s other investment securities. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

Information with respect to borrowings is as follows at and for the years ended December 31:

December 31:	2008	2007	2006
Due 2007, 5.50% to 5.51%	$—	$—	$17,000,000
Due 2008, 5.19% to 5.51%	—	15,000,000	5,000,000
Due 2009, 0.48% to 2.33%.	21,600,000	—	—
Due 2010, 0.59% to 3.57%	15,500,000	—	—
Due 2011, 3.00% to 4.04%	15,900,000	—	—
Due 2012, 3.18% to 3.52%	9,000,000	—	—
Due 2013, 3.26% to 4.33%	3,230,000	—	—
	$65,230,000	$15,000,000	$22,000,000
Federal funds purchased and securities sold under repurchase agreements	$14,210,755	$14,589,152	$13,405,463
Weighted average interest rate at year-end:
Advances from the FHLB	2.30%	5.03%	5.43%
Federal funds purchased and securities sold under repurchase agreements	0.003%	4.03%	4.86%
Maximum outstanding at any month-end:
Advances from the FHLB	$82,550,000	$30,000,000	$40,000,000
Federal funds purchased and securities sold under repurchase agreements	$15,697,045	19,427,144	13,405,463
Average balance outstanding during the year:
Advances from the FHLB	$51,812,650	$19,753,973	$24,603,287
Federal funds purchased and securities sold under repurchase agreements	$13,404,970	11,914,984	9,040,071
Weighted average interest rate during the year:
Advances from the FHLB	3.07%	5.58%	5.38%
Federal funds purchased and securities sold under repurchase agreements	1.76%	4.67%	4.66%

Debt retirement expense of $2.3 million was incurred in 2006 due to the restructuring of a $35.0 million FHLBA advance that had a maturity date of February 2, 2010 and an interest rate of 6.84%.

The Company may borrow under available unsecured federal funds line of credit of $5 million and a secured federal funds line of credit of $10 million with other institutions.  There was no balance outstanding under these lines at December 31, 2008 and 2007.  These lines bear interest at the current federal funds rate of the correspondent bank.

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

In addition, the FRB and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator’s assessment of an institution’s risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2008 and 2007. The Company’s subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

The following table shows the Company’s and the Bank’s capital ratios as of December 31:

		Carrollton Bancorp	Carrollton Bank	Carrollton Bancorp	Carrollton Bank
	Minimum	2008	2008	2007	2007
Leverage ratio	4%	8.17%	7.37%	10.03%	9.72%
Risk-based capital:
Tier 1 (Core)	4%	9.84%	9.41%	12.35%	12.20%
Total	8%	10.91%	10.45%	13.63%	13.31%

Total shareholders’ equity decreased 23.8% or $8.5 million to $27.4 million at December 31, 2008. The decrease was due primarily to the repurchase of 276,137 shares for $3.9 million, dividends paid of $1.2 million, and a decrease in accumulated other comprehensive income of $4.3 million, all of which was partially offset by net income of $847,000.  The decrease in accumulated other comprehensive income was due to the decrease in the fair market value of the available for sale securities, the loss on the frozen defined benefit pension plan partially offset by the increase in the fair market value of the effective cash flow hedge.  Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to these items do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Liquidity and Capital Expenditures

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company’s liquidity is derived primarily from its deposit base and equity capital. Liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, unpledged investment securities held to maturity due within one year, and unpledged securities available for sale. Such assets totaled $37.3 million or 9.2% of total assets at December 31, 2008.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $111.0 million at December 31, 2008. Of this total, management places a high probability of required funding within one year on approximately $60.5 million. The amount remaining is unused home equity lines and other consumer lines on which management places low probability of funding.

The Company also has external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required.  There is a line of credit totaling approximately $64 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) based on qualifying loans pledged as collateral.  Also the Company can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. In addition, the Company had $33.7 million of securities pledged at the FHLB under which the Company’s subsidiary, Carrollton Bank, could have borrowed approximately $32.7 million.  Also, Carrollton Bank has $8.2 million of securities pledged at FRB under which it could have borrowed approximately $8.0 million.  Approximately $2.6 million of securities have not been pledged against any borrowings. Outstanding borrowings at the FHLB were $65.2 million at December 31, 2008. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against this line. There was no balance outstanding under these lines at December 31, 2008. These lines bear interest at the current federal funds rate of the correspondent bank.

Capital Expenditures

Capital expenditures were approximately $489,000 in 2008, $2.3 million in 2007 and $801,000 in 2006.  The capital expenditures in 2008 related to renovations at a couple of branches and purchases of equipment, including computer equipment. The capital expenditures in 2007 were principally due to completing the construction of the Cockeysville branch and construction of a new branch in Perry Hall which opened in January 2008.  Capital expenditures in 2006 were due to renovations at a couple of branches and partial construction of a new branch in Cockeysville expected to open in the second quarter of 2007.

Capital expenditures are projected to be approximately $1.2 million for fiscal year 2009 for renovations at one of the Company’s branch locations, purchases of several ATM’s, purchase of hardware, software, cubicles, filing cabinets and storage for the new corporate headquarters.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At December 31, 2008, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

In order to partially offset a reduction in interest income in a declining interest rate environment, on December 14, 2005, the Bank purchased a $10.0 million notional amount interest rate Floor with a minimum interest rate (strike rate) of 7.0% based on the U.S. prime rate. The term of the Floor is five years. The Floor will reduce the variability of cash flow from a pool of variable rate loans should the rate index of the loans fall below the predetermined strike rate of the hedge (7%).

The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2008. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been allocated evenly over a five-year period. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

Period from December 31, 2008 in which assets and liabilities reprice:

(Dollars in thousands)	0 to 90 days	91 to 365 days	1 to 2 years	3 to 5 years	> 5 years
Assets:
Short term investments	$3,665	$—	$—	$—	$—
Investment securities	2,987	19,924	31,220	8,659	3,978
Loans held for sale	21,701	—	—	—	—
Loans:
Residential real estate	17,649	42,767	10,739	4,552	1,571
Commercial real estate	16,463	44,031	24,218	40,883	10,412
Construction and land development	7,032	15,020	1,947	4,562	2,394
Demand and time	4,729	24,969	2,190	4,724	1,080
Lease financing	28	2	—	—	—
Installment	103	864	98	65	602
	$74,357	$147,577	$70,412	$63,445	$20,037
Liabilities:
Deposits	$66,059	$81,577	$42,396	$4,293	$98,028
Borrowings	40,311	500	10,500	28,130	—
	$106,370	$82,077	$2,896	$32,423	$98,028
Gap position
Period	$(32,013)	$65,500	$17,516	$31,022	$(77,991)
% of assets	(7.92%)	16.21%	4.33%	7.68%	(19.30%)
Cumulative	$(32,013)	$33.487	$51,003	$82,025	$4,034
% of assets	(7.92%)	8.29%	12.62%	20.29%	1.00%
Cumulative risk sensitive assets to risk sensitive liabilities	69.91%	117.77%	121.13%	129.96%	101.09%

Inflation

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for 2008, 2007, and 2006.

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

Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2008:

Loan commitments	$31,395,464
Unused lines of credit	79,654,394
Letters of credit	2,604,489

Contractual Obligations

The Company enters into contractual obligations in the normal course of business. Among these obligations are short and long-term FHLBA advances, operating leases related to branch and administrative facilities, a long term contract with a data processing provider and purchase contracts related to construction of a new branch office. Payments required under these obligations are set forth in the table below as of December 31, 2008.

Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	One to three years	Three to five years	More than five years
Federal Home Loan Bank	$65,230	$21,600	$ 40,400	$3,230	—
Federal fund purchased and securities sold under agreement to repurchase	14,211	14,211	—	—	—
Operating lease obligations	13,430	1,179	2,154	1,835	8,262
Purchase obligations(1)	4,942	569	1,190	1,262	1,921
Total	$97,813	$37,559	$ 43,744	$6,327	$10,183

(1)
Represents payments required under contract, based on average monthly charges for 2008 and assuming a growth rate of 3%, with the Company’s current data processing service provider that expires in October 2016.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or FASB, issued FSP APB14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion.  Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement will have no affect on the  Company’s financial statements.

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which enhances the disclosure requirements related to derivative instruments and hedging activity to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

FSP No. 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post- retirement benefit plans. Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP 132(R)-1 will be included in the Company’s financial statements beginning with the financial statements for the year-ending December 31, 2009.

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
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Rowles & Company, LLP, Certified Public Accountants
Baltimore, Maryland
March 3, 2009

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Cash and due from banks	$6,110,122	$9,382,800
Federal funds sold and Federal Home Loan Bank deposit	4,052,166	7,544,181
Federal Home Loan Bank stock, at cost	3,575,700	1,305,100
Investment securities
Available for sale	56,393,865	34,788,932
Held to maturity	10,374,288	18,003,276
Loans held for sale	21,701,287	7,579,765
Loans, less allowance for loan losses of $3,179,741 and $3,270,425	280,513,415	258,353,408
Premises and equipment	7,012,193	7,198,208
Accrued interest receivable	1,797,241	1,733,672
Bank owned life insurance	4,593,182	4,435,024
Deferred income taxes	3,416,895	762,606
Other real estate owned	1,736,018	—
Other assets	2,904,812	1,762,083
	$404,181,184	$352,849,055
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$45,324,537	$49,619,610
Interest-bearing	247,028,739	236,019,015
Total deposits	292,353,276	285,638,625
Federal funds purchased and securities sold under agreements to repurchase	14,210,755	14,589,152
Advances from the Federal Home Loan Bank	65,230,000	15,000,000
Accrued interest payable	288,410	221,285
Accrued pension plan	1,968,896	—
Other liabilities	2,739,154	1,468,693
	376,790,491	316,917,755
Shareholders’ equity
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,564,988 in 2008 and 2,834,975 in 2007	2,564,988	2,834,975
Additional paid-in capital	15,255,971	18,781,650
Retained earnings	13,252,272	13,654,180
Accumulated other comprehensive income (loss)	(3,682,538)	660,495
	27,390,693	35,931,300
	$404,181,184	$352,849,055

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
Interest income
Interest and fees on loans	$18,657,887	$20,676,380	$20,041,704
Interest and dividends on securities
Taxable interest income	3,163,838	2,297,626	2,197,049
Nontaxable interest income	345,093	376,199	357,867
Dividends	174,494	145,477	148,259
Interest on federal funds sold and other interest income	65,288	180,678	382,625
Total interest income	22,406,600	23,676,360	23,127,504
Interest expense
Deposits	6,628,576	8,102,417	6,624,327
Borrowings	1,828,606	1,659,907	2,113,123
Total interest expense	8,457,182	9,762,324	8,737,450
Net interest income	13,949,418	13,914,036	14,390,054
Provision for loan losses	2,096,000	536,000	—
Net interest income after provision for loan losses	11,853,418	13,378,036	14,390,054
Noninterest income
Service charges on deposit accounts	823,978	950,217	1,121,271
Brokerage commissions	681,658	677,647	647,301
Electronic Banking fees	1,826,574	1,879,650	2,045,618
Mortgage banking fees and gains	2,548,417	2,284,988	2,465,814
Other fees and commissions	461,031	481,640	461,841
Gains on security sales	244,036	—	2,157,151
Total noninterest income	6,585,694	6,274,142	8,898,996
Noninterest expenses
Salaries	6,946,000	7,226,753	7,001,847
Employee benefits	1,869,560	1,363,985	1,500,820
Occupancy	2,320,978	2,064,352	1,794,873
Furniture and equipment	636,784	600,654	633,004
Professional services	910,521	1,192,628	521,231
Lease buyout - branch	538,000	—	—
Prepayment penalty	—	—	2,251,971
Check kiting loss	—	—	1,833,733
(Recovery) Impairment of ATM network	—	—	(106,221)
Other noninterest expenses	4,246,221	4,026,769	3,949,745
Total noninterest expenses	17,468,064	16,475,141	19,381,003
Income before income taxes	971,048	3,177,037	3,908,047
Income taxes	124,197	1,050,774	1,323,268
Net income	$846,851	$2,126,263	$2,584,779
Net income per share — basic	$0.32	$0.75	$0.92
Net income per share — diluted	$0.32	$0.75	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equityyears ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance, December 31, 2005	$2,809,698	$18,425,528	$11,567,531	$1,837,408
Net Income	—	—	2,584,779	—	$2,584,779
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	(1,156,725)	(1,156,725)
Adjustment to initially apply SFAS 158, net of tax effects of $306	—	—	—	484	484
Cash flow hedging derivative	—	—	—	(35,092)	(35,092)
Comprehensive income					$ 1,393,446
Shares acquired and cancelled	(7,518)	(121,332)	—	—
Stock options exercised including tax benefit of $7,014	4,525	54,708	—	—
Stock based compensation	—	13,447	—	—
Cash dividends $0.45 per share	—	—	(1,266,063)	—
Balance, December 31, 2006	2,806,705	18,372,351	12,886,247	646,075
Net Income	—	—	2,126,263	—	$ 2,126,263
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	(121,312)	(121,312)
SFAS 158, net of tax effects of $17,785	—	—	—	26,819	26,819
Cash flow hedging derivative	—	—	—	108,913	108,913
Comprehensive income					$ 2,140,683
Shares acquired and cancelled	(16,015)	(248,256)	—	—
Stock options exercised including tax benefit of $32,790	40,685	584,814	—	—
Issuance of stock under 2007 Equity Plan	3,600	54,900	—	—
Stock based compensation	—	17,841	—	—
Cash dividends, $0.48 per share	—	—	(1,358,330)	—
Balance, December 31, 2007	2,834,975	18,781,650	13,654,180	660,495
Net Income	—	—	846,851	—	$ 846,851
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	(3,407,842)	(3,407,842)
SFAS 158, net of tax effects of $776,631	—	—	—	(1,219,569)	(1,219.569)
Cash flow hedging derivative	—	—	—	284,378	284,378
Comprehensive income (loss)					$(3,496,182)
Shares acquired and cancelled	(276,137)	(3,607,733)	—	—
Stock options exercised including tax benefit of $1,833	2,550	27,939	—	—
Issuance of stock under 2007 Equity Plan	3,600	46,800	—	—
Stock based compensation	—	7,315
Cash dividends, $0.48 per share			(1,248,759)
Balance, December 31, 2008	$2,564,988	$15,255,971	$13,252,272	$(3,682,538)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$846,851	$2,126,263	$2,584,779
adjustments to reconcile net income to net cash provided by (used in) Operating Activities:
Provision for loan losses	2,096,000	536,000	—
Deprecation and amortization	869,301	847,924	763,749
Deferred income taxes	(1,382,057)	139,538	60,631
Amortization of premiums and discounts	(98,525)	(57,828)	(57,411)
Gains on disposal of securities	(348,318)	—	(2,157,176)
Write down of equity securities	104,282	—	—
(Recovery) impairment of ATM network	—	—	(106,221)
Loans held for sale made, net of principal sold	(14,121,522)	(90,475)	6,277,819
Gains on sale of premises and equipment	—	(5,592)	—
Write down of foreclosed real estate	167,000	—	—
(Gain) loss on sale of foreclosed real estate	(18,981)	127,906	—
Stock based compensation expense	7,315	17,841	13,447
Stock issued under 2007 Equity Plan	50,400	58,500	—
(Increase) decrease in:
Accrued interest receivable	(63,569)	(20,019)	(294,824)
Prepaid income taxes	(649,190)	—	256,482
Cash surrender value of bank owned life insurance	(158,158)	(155,194)	(156,286)
Other assets	(751,410)	(478,693)	226,026
Increase (decrease) in:
Accrued interest payable	67,125	6,720	(367,298)
Deferred loan origination fees	(88,255)	(184,808)	(33,566)
Income taxes payable	—	(154,935)	—
Accrued pension plan liability	1,968,896	—	—
Other liabilities	1,344,650	34,083	1,313
Net cash provided by (used in) operating activities	(10,158,165)	2,747,231	7,011,464
Cash flows from investing activities:
Proceeds from sales of securities available for sale	5,369,929	—	2,766,852
Proceeds from maturities of securities available for sale	2,772,957	6,973,048	3,554,884
Proceeds from maturities of securities held to maturity	7,689,223	1,159,552	1,353,243
Redemption (purchase) of Federal Home Loan Bank stock, net	(2,270,600)	399,400	727,100
Purchase of securities available for sale	(35,080,758)	(6,000,000)	(15,030,741)
Purchase of securities held to maturity	—	—	(1,952,570)
Loans made, net of principal collected	(25,412,696)	(579,049)	(12,230,817)
Purchase of premises and equipment	(499.605)	(2,338,287)	(801,823)
Purchase of foreclosed real estate	(922,573)	—	—
Proceeds from sale of premises and equipment	—	20,909	—
Proceeds from sale of foreclosed real estate	283,481	—	—
Net cash (used in) investing activities	(48,070.642)	(364,427)	(21,613,872)
Cash flows from financing activities:
Net increase (decrease) in time deposits	23,356,996	13,519,929	25,486,897
Net increase (decrease) in other deposits	(16,642,345)	(5,785,105)	(19,209,599)
Advances (payment) of Federal Home Loan Bank advance	50,230,000	(7,000,000)	(18,000,000)
Net increase (decrease) in other borrowed funds	(378,397)	1,183,689	2,192,991
Common stock repurchase and retirement	(3,883,870)	(264,271)	(128,850)
Stock options exercised	28,606	592,709	52,219
Income tax benefit from exercise of stock options	1,883	32,790	7,014
Dividends paid	(1,248,759)	(1,358,330)	(1,266,063)
Net cash provided by (used in) financing activities	51,464,114	921,411	(10,865,391)
Net increase (decrease) in cash and cash equivalents	(6,764,693)	3,304,215	(25,467,799)
Cash and cash equivalents at beginning of year	16,926,981	13,622,766	39,090,565
Cash and cash equivalents at end of year	$10,162,288	$16,926,981	$13,622,766
Supplemental information:
Interest paid on deposits and borrowings	$8,390,057	$9,755,604	$9,104,758
Income taxes paid	$872,387	$1,205,709	$837,661
Noncash activity:
Transfer of loans to foreclosed real estate	$1,244,945	$—	$1,383,163
Foreclosed real estate financed	$—	$1,327,175	$—

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

Basis of Presentation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include all accounts of the Company and its wholly-owned subsidiary, Carrollton Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2008. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

Fair Value

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. SFAS 157-3 became effective immediately and required the use of level 3 inputs for the five TRUP CDOs securities.

   SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped,

1. Summary of Significant Accounting Policies (Continued)

based on significant levels of inputs.  See Note 20 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

1. Summary of Significant Accounting Policies (Continued)

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, the Company measures impaired loans: (i) at the present value of expected cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses.

SFAS 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment loans. These loans are collectively evaluated for impairment. The Company’s impaired loans are, therefore, comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status. The Company recognizes interest income for impaired loans consistent with its method for nonaccrual loans. Specifically, interest payments received are normally applied to principal. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

The Company provides for loan losses through the establishment of the Allowance by provisions charged against earnings. The Company’s objective is to ensure that the Allowance is adequate to cover probable loan losses inherent in the loan portfolio at the date of each balance sheet. Management considers a number of factors in estimating the required level of the Allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and, a continuing evaluation of the economic environment. The Company’s estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of the economic and market conditions on borrowers. Loan losses are charged against the Allowance when management believes the uncollectibility of the loan is confirmed. Subsequent recoveries, if any, are credited to the Allowance.

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

Intangible Assets

A deposit intangible asset of $1,847,700, relating to a branch acquisition, is being amortized using the straight-line method over 15 years. The remaining unamortized balance at December 31, 2008 and 2007 was $184,761 and $307,936, respectively. Amortization expense was $123,170 for 2008, 2007, and 2006, respectively.

1. Summary of Significant Accounting Policies (Continued)

   The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced.

Intangible assets are included in “Other assets” on the Consolidated Balance Sheets. Management evaluates intangible assets for impairment quarterly.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities utilizing guidelines established in the Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor has a notional amount of $10.0 million with a minimum interest rate of 7.00% based on U.S. prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor has a term of five years. This interest rate Floor is designated a cash flow hedge, as it is designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans will change whenever the repricing index changes, plus or minus a credit spread (based on each loan’s underlying credit characteristics), until the maturity of the interest rate Floor. Should the Prime rate index fall below the strike level of the Floor prior to maturity, the Floor’s counterparty will pay the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The fair value of the Floor will be recorded as “Other Assets” and changes in the fair value will be recorded as “Other Comprehensive Income” a component of shareholders’ equity.

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

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those relating to investments by and distributions to shareholders. The Company’s comprehensive income consists of net earnings, unrealized gains and losses on securities available for sale, changes in the fair value of the Floor and the adjustment from the adoption of SFAS No. 158, Employees Accounting for Defined Benefit Pension and Other Post Retirement Plans as of December 31, 2006, and is presented in the statements of shareholders’ equity. Accumulated other comprehensive income is displayed as a separate component of shareholders’ equity.

Stock-based Compensation

At the Company’s annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved.  This Plan provides for the issuance of stock options, stock appreciation rights (SARs), restricted stock, restricted performance stock, unrestricted Company stock and performance unit awards to directors, officers and other eligible employees and makes available 500,000 shares for issuance.  The Plan provides for automatic annual grants of 300 shares of unrestricted stock of the Company to each non-employee director.  Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Common Stock were issued to each non-employee director in May 2008 and 2007.  No new grants will be made under the 1998 Long Term Incentive Plan.  However, incentive stock options issued under the 1998 plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

On January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (R), Share-Based Payment, which requires companies to recognize expense related to the fair value of stock-based compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting

1. Summary of Significant Accounting Policies (Continued)

Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS 123 (R) using the modified prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: a)  compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of the grant.

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $7,315 and $17,841 during 2008 and 2007. As of December 31, 2008, there was $2,123 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

2. Cash and Due from Banks

The Bank is required by the Federal Reserve System to maintain certain reserve balances based principally on deposit liabilities. At December 31, 2008 and 2007, the required reserve balances were $1.6 million and $1.2 million, respectively. The Company sells federal funds on an unsecured basis to its correspondent banks. Average balances sold were $2.5 million in 2008 and $3.5 million in 2007.

3. Investment Securities

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2008
Available for sale
U.S. government agency	$18,103,498	$230,681	$—	$18,334,178
Mortgage-backed securities	24,688,564	859,292	578,010	24,969,846
State and municipal	7,033,219	20,282	162,788	6,890,713
Corporate bonds	9,664,031	—	5,530,389	4,133,642
	59,489,312	1,110,255	6,271,187	54,328,379
Equity securities	1,608,495	539,982	82,991	2,065,486
	$61,097,807	$1,650,237	$6,354,178	$56,393,865
Held to maturity
U.S. government agency	$—	$—	$—	$—
Mortgage-backed securities	5,966,091	144,174	1,714	6,108,552
State and municipal	3,912,836	—	20,277	3,892,560
Corporate bonds	495,361	—	364,616	130,745
	$10,374,288	$144,174	$386,607	$10,131,857

3. Investment Securities (Continued)

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2007
Available for sale
U.S. government agency	$11,293,966	$ 394,491	$—	$11,688,457
Mortgage-backed securities	11,324,751	160,986	(44,622)	11,441,115
State and municipal	4,874,900	34,250	(4,502)	4,904,648
Corporate bonds	5,243,111	—	(454,522)	4,788,589
	32,736,728	589,727	(503,646)	32,822,809
Equity securities	1,140,856	864,905	(39,638)	1,966,123
	$33,877,584	$ 1,454,632	$(543,284)	$34,788,932
HELD TO MATURITY
U.S. government agency	$ 6,460,305	$ 40,160	$—	$ 6,500,465
Mortgage-backed securities	7,130,202	13,678	(36,908)	7,106,972
State and municipal	3,912,769	33,641	—	3,946,010
Corporate bonds	500,000	—	(56,250)	443,750
	$18,003,276	$ 87,479	$(93,158)	$17,997,197

Information related to unrealized losses in the portfolio as of December 31, 2008 follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,816,406	$(481,503)	$ 2,684,751	$(98,221)	$ 5,501,157	$(579,724)
State and municipal	—	—	8,991,576	(183,065)	8,991,576	(183,065)
Corporate bonds	2,594,407	$(5,769,254)	1,669,980	(125,751)	4,264,387	(5,895,005)
Equity securities	—	—	396,816	(82,991)	396,816	(82,991)
	$5,410,813	$(6,250,757)	$13,743,123	$(490,028)	$19,153,936	$(6,740,785)

Contractual maturities of debt securities at December 31, 2008 and 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$867,126	$875,152	$—	$—
Over one to five years	4,625,219	4,534,807	—	—
Over five to ten years	5,346,104	5,356,638	3,912,836	3,892,560
Over ten years	23,962,298	18,591,936	495,361	130,745
Mortgage-backed securities	24,688,564	24,969,846	5,966,091	6,108,552
	$59,489,312	$54,328,379	$10,374,288	$10,131,857

3. Investment Securities (Continued)

	December 31, 2007
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,503,111	$5,050,273	$500,000	$443,750
Over one to five years	2,984,706	3,010,030	—	—
Over five to ten years	3,435,926	3,575,687	9,962,551	10,031,598
Over ten years	9,488,234	9,745,704	410,523	415,278
Mortgage-backed securities	11,324,751	11,441,115	7,130,202	7,106,972
	$32,736,728	$32,822,809	$18,003,276	$17,997,598

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

At December 31, 2008, the Company owned five collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“TRUP CDOs”).  The market for these securities at December 31, 2008 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.  For example, the yield on spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus U.S. Treasuries at the end of November 2008 and remain near those levels today.  Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December, 31, 2008;

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

Our TRUP CDO valuations were prepared by an independent third party.  Their approach to determining fair value involved these steps:

1.	The credit quality of the collateral is estimated using average probability of default values for each issuer (adjusted for rating levels).

2.	The default probabilities also considered the potential for correlation among issuers within the same industry (e.g. banks with other banks).

3.	The loss given default was assumed to be 95% (i.e. a 5% recovery).

4.	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.

5.	The expected cash flows were discounted to calculate the present value of the security.

6.	The calculations were modeled in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes.

3. Investment Securities (Continued)

7.
The effective discount rates on an overall basis range from 7% to 31% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the TRUP CDO and the prepayment assumptions.

During 2008, the Company wrote down two equity securities for $104,282.  At December 31, 2008, seven marketable equity securities had unrealized losses of approximately $83,000 from the Company’s cost basis.  At December 31, 2007, five marketable equity securities had unrealized losses of approximately $40,000 from the Company’s cost basis.  No credit issues in the remaining equity securities have been identified that cause management to believe the decline in market value is other than temporary. In analyzing the issuer’s financial condition, management considers industry analysis reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than 24 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

All unrealized losses on U.S. government agency, mortgage-backed securities, state and municipal securities and corporate bonds as of December 31, 2008 are considered to be temporary losses, because each security will be redeemed at face value at, or prior to maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

At December 31, 2008 and 2007, securities with an amortized cost of $64.5 million (fair value of $59.7 million) and $16.6 million (fair value of $16.5 million), respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, advances from the Federal Home Loan Bank, and borrowings from the FRB.  At December 31, 2008, there were no borrowings against the securities pledged at the FRB.

In 2008, the Company realized gross gains on sales of or call of securities purchased at a discount of $347,510.  These gains were partially offset by the $104,282 write down of equity securities.  There were no sales of securities in 2007.  In 2006 the Company realized gross gains on sales of securities of $2.2 million. There were no realized losses in 2006.  Income taxes on net security gains in 2008 and 2006 were $31,000 and $730,000, respectively.

4. Loans

Major classifications of loans at December 31 are as follows:

	2008	2007
Real estate:
Residential	$77,278,004	$66,259,210
Commercial	136,006,919	111,474,356
Construction and land development	30,955,304	35,206,622
Demand and time	37,691,638	46,406,977
Lease financing	29,772	287,519
Installment	1,731,519	1,989,149
	283,693,156	261,623,833
Allowance for loan losses	(3,179,741)	(3,270,425)
Loans, net	$280,513,415	$258,353,408

The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

The maturity and rate repricing distribution of the loan portfolio at December 31 is as follows:

	2008	2007
Repricing or maturing within one year	$111,053,944	$111,657,455
Maturing over one to five years	94,118,714	84,060,030
Maturing over five years	78,520,498	65,906,348
	$283,693,156	$261,623,833

4. Loans (Continued)

Loan balances have been adjusted by the following deferred amounts as of December 31:

	2008	2007
Deferred origination costs and premiums	$904,499	$738,614
Deferred origination fees and unearned discounts	(947,080)	(869,450)
Net deferred fees	$(42,581)	$(130,836)

Transactions in the allowance for loan losses for the years ended December 31 were as follows:

	2008	2007	2006
Beginning balance	$3,270,425	$3,131,021	$3,337,163
Provision charged to operations	2,096,000	536,000	—
Recoveries	81,793	45,856	49,692
	5,448,218	3,712,877	3,386,855
Loans charged off	2,268,477	442,452	255,834
Ending balance	$3,179,741	$3,270,425	$3,131,021

Nonperforming assets and loans past-due 90 days or more but accruing interest were as follows at December 31:

	2008	2007	2006
Nonaccrual loans	$5,027,767	$4,819,139	$3,699,397
Restructured loans	771,216	178,003	180,686
Foreclosed real estate	1,736,018	—	1,383,163
Total nonperforming assets	$7,535,001	$4,997,142	$5,263,246
Accruing loans past-due 90 days or more	$2,216,728	$918,986	$436,599
Unrecorded interest on nonaccrual loans	$296,553	$458,797	$76,044
Interest income recognized on nonaccrual loans	$281,237	$88,384	$300,650

At December 31, 2008, the Company had eleven impaired loans totaling approximately $1,554,000, all of which had been classified as non-accrual.  The valuation allowance for impaired loans was $290,127 at December 31, 2008.

The average balance of impaired loans amounted to approximately $3.6 million in 2008. During 2008, the Company received total payments on impaired loans of $1.9 million. Of this amount, $133,000 was recorded as interest income for 2008. The remainder was applied to reduce principal.

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

At December 31, 2006 there were no impaired loans.

Loans with a balance of approximately $109.9 million and $97.3 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Company serviced loans for others totaling $498,000 and $727,000, respectively.

5. Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2008	2007	2006
Loan commitments
Mortgage loans	$4,847,310	$4,347,755	$4,122,697
Construction and land development	23,864,454	17,688,330	29,501,299
Commercial loans	2,683,700	21,303,360	6,840,000
	$31,395,464	$43,339,445	$40,463,996
Unused lines of credit
Home equity lines	$40,965,247	$43,371,236	$46,199,911
Commercial lines	37,517,960	39,801,481	44,279,428
Unsecured consumer lines	1,171,187	1,144,641	1,084,048
	$79,654,394	$84,317,358	$91,563,387
Letters of credit	$2,604,489	$2,546,445	$2,223,755

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

6. Related Party Transactions

The Company’s executive officers and directors, or other entities, to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2008, 2007 and 2006, transactions in related party loans were as follows:

	2008	2007	2006
Beginning balance	$4,423,636	$7,976,614	$1,894,784
Additions	693,468	629,259	7,918,876
Repayments	(2,328,636)	(4,182,237)	(1,837,046)
Ending balance	$2,788,468	$4,423,636	$7,976,614

A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2008, 2007, and 2006, amounts paid to the law firm in connection with those services were  approximately $381,000, $358,000, and $195,000, respectively.

A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2008, 2007, and 2006, amounts paid to the insurance brokerage for insurance premiums were approximately $214,000, $112,000, and $282,000, respectively.

A director of the Company is President of an electrical company through which the Company and the Bank may contract for electrical services. No such services were performed in 2008, 2007 or 2006.

A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for appraisal and management services.  In late 2006 and 2007, contracts for the construction of two branches were awarded on a competitive bid basis to a related party.  Contract payments totaling approximately $126,562 in 2008, $1.5 million in 2007, and $356,000 in 2006 were paid to the related party.

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with

6. Related Party Transactions (Continued)

unrelated parties.  Balances of executive officers and directors on deposits as of December 31, 2008 and 2007 were $2.7 million and $2.0 million, respectively.

7. Premises and Equipment

A summary of premises and equipment is as follows as of December 31:

	2008	2007
Land and improvements	$909,544	$909,544
Buildings	4,671,416	4,607,893
Leasehold improvements	3,494,431	3,686,903
Equipment and fixtures	4,938,751	4,939,409
	14,014,142	14,143,749
Accumulated depreciation and amortization	(7,001,949)	(6,945,541)
	$7,012,193	$7,198,208

Depreciation and amortization of premises and equipment was $675,409, $663,135, and $611,658, for 2008, 2007, and 2006, respectively. Amortization of software was $60,507, $61,616, and $108,364 for 2008, 2007, and 2006, respectively.

8. Deposits

Major classifications of interest-bearing deposits are as follows as of December 31:

	2008	2007
NOW and Super NOW	$27,887,068	$27,832,670
Money market	42,314,448	54,090,422
Savings	24,909,807	25,535,502
Certificates of deposit of $100,000 or more	47,284,402	36,865,359
Other time deposits	104,633,014	91,695,062
	$247,028,739	$236,019,015

Time deposits mature as follows:

	December 31,
	2008	2007
Maturing within one year	$104,464,421	$109,844,363
Maturing over one to two years	39,495,278	12,620,414
Maturing over two to three years	5,281,316	4,313,494
Maturing over three to four years	1,595,778	801,961
Maturing over four to five years	1,080,623	980,189
	$151,917,416	$128,560,421

9. Borrowed Funds

Borrowed funds consist of securities sold under repurchase agreements, federal funds purchased, and borrowings from the FHLB. Securities sold under repurchase agreements are securities sold to the Bank’s customers under a continuing “roll-over” contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated from the Company’s other investment securities. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

9. Borrowed Funds (Continued)

Information with respect to borrowings is as follows at and for the years ended December 31:

Federal Home Loan Bank Borrowings
December 31,	2008	2007
Due 2008, 5.19% to 5.51%	$—	$15,000,000
Due 2009, 0.48% to 2.33%	21,600,000	—
Due 2010, 0.59% to 3.57%	15,500,000	—
Due 2011, 3.00% to 4.04%	15,900,000	—
Due 2012, 3.18% to 3.52%	9,000,000	—
Due 2013, 3.26% to 4.33%	3,230,000	—
	$65,230,000	$15,000,000
Federal funds purchased and securities sold under repurchase agreements	$14,210,755	$14,589,152
Weighted average interest rate at year-end:
Advances from the FHLB	2.30%	5.03%
Federal funds purchased and securities sold under repurchase agreements	0.003%	4.03%
Maximum outstanding at any month-end:
Advances from the FHLB	$82,550,000	$30,000,000
Federal funds purchased and securities sold under repurchase agreements	$15,697,045	$19,427,144
Average balance outstanding during the year:
Advances from the FHLB	$51,812,650	$19,753,973
Federal funds purchased and securities sold under repurchase agreements	$13,404,970	$11,914,984
Weighted average interest rate during the year:
Advances from the FHLB	3.07%	5.58%
Federal funds purchased and securities sold under repurchase agreements	1.76%	4.67%

Debt retirement expense of $2.3 million was incurred in 2006 due to the restructuring of a $35.0 million FHLB advance that had a maturity date of February 2, 2010 and an interest rate of 6.84%.

The Company also has external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required.  There is a line of credit totaling approximately $64 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) based on qualifying loans pledged as collateral.  Also the Company can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. In addition, the Company had $33.7 million of securities pledged at the FHLB under which the Company’s subsidiary, Carrollton Bank, could have borrowed approximately $32.7 million.  Also, Carrollton Bank has $8.2 million of securities pledged at FRB under which it could have borrowed approximately $8.0 million.  Approximately $2.6 million of securities have not been pledged against any borrowings. Outstanding borrowings at the FHLB were $65.2 million at December 31, 2008. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit with the another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against the line.  There was no balance outstanding under these lines at December 31, 2008. These lines bear interest at the current federal funds rate of the correspondent bank.

10. Other Noninterest Expenses

Other noninterest expenses include the following for the years ended December 31:

	2008	2007	2006
Data processing services	$853,868	$847,231	$815,056
Loan expenses	438,591	290,286	195,844
Marketing	340,514	320,916	303,903
Directors’ fees	307,850	352,550	238,850
Employee-related expenses	305,074	412,885	384,128
Loss on the sale of other real estate owned and related expenses	268,743	—	—
Liability insurance	158,687	172,041	205,516
Printing, stationary, and supplies	157,830	166,373	202,541
Software maintenance	144,120	110,455	51,306
Telephone	141,536	125,558	162,808
Carrier service	134,957	196,240	210,703
Deposit premium amortization	123,174	123,174	123,180
Postage and freight	118,684	141,918	164,606
FDIC Assessment	92,424	32,557	33,013
Contributions	88,348	30,358	59,324
ATM services	81,069	63,959	77,704
Shareholder expense	76,527	94,974	111,768
Software amortization	60,507	61,615	108,364
Coin/Currency service	9,626	17,637	103,480
Other	344,092	466,042	397,651
	$4,246,221	$4,026,769	$3,949,745

11. Stock Options

At the Company’s annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved.  Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance.  Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Common Stock were issued to each non-employee director in May 2008 and 2007.  No new grants will be made under the 1998 Long Term Incentive Plan.  However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

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

11. Stock Options (Continued)

Information with respect to options outstanding is as follows for the years ended December 31:

	2008		2007		2006
	Shares	Option Price Range	Shares	Option Price Range	Shares	Option Price Range
Outstanding at beginning of year	184,555		229,030		227,130
Granted	—		630	$17.25	12,430	$15.35 to $17.16
Exercised	(2,550)	$10.94 to $12.67	(40,685)	$ 9.71 to $18.10	(4,525)	$10.94 to $15.36
Expired/Canceled	(25,620)	$16.70 to $18.10	(4,420)	$14.50 to $17.79	(6,005)	$10.94 to $16.02
Outstanding at end of year	156,385	$9.71 to $18.03	184,555	$ 9.71 to $18.10	229,030	$9.71 to $18.10
Exercisable at December 31	151,848		173,732		209,670
Aggregate intrinsic value at year end	$0.00		$108,640		$558,473

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $7,315 and $17,841 during 2008 and 2007. As of December 31, 2008, there was $9,437 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The total intrinsic value of options excised during the year ended December 31, 2008 and 2007 was approximately $5,000 and $86,000, respectively.

A summary of information about stock options outstanding is as follows at December 31, 2008:

Weighted Average Exercise Price	Shares	Weighted Average Remaining Life (Years)	Shares Underlying Options Currently Exercisable
$ 9.71	1,890	2.33	1,890
10.94	17,850	2.42	17,850
12.11	3,150	3.33	3,150
12.14	630	3.16	630
12.67	16,350	3.58	16,350
13.45	13,125	1.58	13,125
13.45	1,890	1.33	1,890
14.45	5,880	6.29	5,880
14.50	3,780	4.33	3,780
14.50	29,000	6.96	29,000
14.85	5,000	6.43	5,000
15.36	1,670	0.33	1,670
15.42	23,730	0.35	23,730
16.02	14,000	5.58	14,000
16.22	5,460	5.33	5,460
16.31	6,720	7.29	4,480
17.16	5,000	8.00	3,333
17.25	630	8.08	210
18.03	630	7.60	420
14.23	156,385	3.77	151,848

11. Stock Options (Continued)

As of December 31, 2008, the weighted average exercise price of shares underlying options currently exercisable was $14.15 per share.

No options were granted in 2008.  The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2007 and 2006:

	2007	2006
Dividend yield	3.30%	2.67%
Expected volatility	36.61%	24.76%
Risk free rate	4.04% to 4.87%	4.91% to 4.99%
Estimated life	6 years	10 years

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

12. Net Income Per Share

The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows for the years ended December 31:

	2008	2007	2006
Weighted average common shares outstanding	2,620,441	2,829,376	2,812,289
Stock option adjustment	—	10,861	58,953
Weighted average common shares outstanding-diluted	2,620,441	2,840,237	2,871,242
Net income (applicable to common stock)	$846,851	$2,126,263	$2,584,779
Basic net income per share	$0.32	$0.75	$0.92
Diluted net income per share	$0.32	$0.75	$0.90

13. Comprehensive Income

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on available for sale securities, changes in the fair value of the derivative interest rate floor transaction and changes in the net actuarial gain/loss of the Company’s frozen Defined Benefit Pension Plan. These items, net of taxes, will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income for the years ended December 31:

	2008	2007	2006
Net Income	$846,851	$2,126,263	$2,584,779
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	(5,385,284)	(197,640)	326,166
Net actuarial (loss)gain on defined benefit retirement plan	(2,013,985)	44,299	(52,862)
Accumulated gain (loss) on effective cash flow hedging derivative	471,257	177,156	(57,171)
Less: Adjustment for security gains realized in net income	(244,036)	—	(2,157,151)
Other comprehensive income (loss) before tax	(7,172,048)	23,815	(1,941,018)
Income taxes (benefit) on comprehensive income	(2,829,015)	9,395	749,685
Other comprehensive income (loss) after tax	(4,343,033)	14,420	(1,191,333)
Comprehensive income (loss)	$(3,496,182)	$2,140,683	$1,393,446

13. Comprehensive Income (Continued)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2008	2007
Net actuarial (loss) gain on defined benefit post-retirement benefit plans	$(1,192,265)	$27,304
Net unrealized (loss) gain on securities available for sale	(2,848,471)	559,371
Accumulated gain on effective cash flow hedging derivatives	358,198	73,820
	$(3,682,538)	$660,485

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2008, the most recent notification from the Federal Reserve Bank and the FDIC categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Company’s or the Bank’s category.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total Capital (to risk-weighted assets)
Consolidated	$34,230,000	10.91%	$25,101,000	8.0%	$31,377,000	10.0%
Carrollton Bank	32,504,000	10.45%	24,893,000	8.0%	31,117,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	30,888,000	9.84%	12,551,000	4.0%	18,826,000	6.0%
Carrollton Bank	29,280,000	9.41%	12,447,000	4.0%	18,670,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	30,888,000	8.17%	15,114,000	4.0%	18,893,000	5.0%
Carrollton Bank	29,280,000	7.37%	15,045,000	4.0%	18,806,000	5.0%
December 31, 2007
Total Capital (to risk-weighted assets)
Consolidated	$38,605,000	13.63%	$22,655,000	8.0%	$28,319,000	10.0%
Carrollton Bank	37,084,000	13.31%	22,284,000	8.0%	27,855,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	34,963,000	12.35%	11,328,000	4.0%	16,992,000	6.0%
Carrollton Bank	33,987,000	12.20%	11,142,000	4.0%	16,713,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	34,963,000	10.03%	13,946,000	4.0%	17,432,000	5.0%
Carrollton Bank	33,987,000	9.72%	13,980,000	4.0%	17,475,000	5.0%

15. Retirement Plans

In the year ended December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. While it does not impact net income, this resulted in a one-time adjustment to accumulated other comprehensive income in shareholders’ equity of $484 (net of tax) for the Pension Plan.

Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004.

15. Retirement Plans (Continued)

The following table sets forth the financial status of the Plan as of and for the years ended December 31:

	2008	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$8,504,945	$8,290,339	$7,944,785
Service cost	—	—	—
Interest cost	484,362	472,592	469,361
Actuarial (gain) loss	(532,116)	107,258	230,830
Benefits paid	(403,716)	(365,244)	(354,637)
Benefit obligation at end of year	8,053,475	8,504,945	8,290,339
Change in Plan Assets:
Fair value of plan assets at beginning of year	8,550,034	8,291,129	7,952,987
Actual return on plan assets	(1,991,902)	687,533	767,957
Employer contribution	—	—	—
Benefits paid and administrative expenses	(473,553)	(428,628)	(429,815)
Fair value of plan assets at end of year	6,084,579	8,550,034	8,291,129
Funded status	$(1,968,896)	$45,089	$790
Amounts Recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$—	$45,089	$790
Other liabilities	(1,968,896)	—	—
Net amount recognized	$(1,968,896)	$45,089	$790
Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$2,233,588	$(44,299)	$790
Prior service cost (credit)	—	—	—
Net amount recognized (before tax effect)	$2,233,588	$(44,299)	$790

15. Retirement Plans (Continued)

	2008	2007	2006
Assumptions used in Measuring the Projected Benefit Obligation were as Follows for the Years Ended December 31:
Discount rates	6.00%	5.82%	5.82%
Rates of increase in compensation levels	N/A	N/A	N/A
Long-term rate of return on assets	5.85%	5.85%	8.00%
Net Periodic Pension Expense Includes the Following Components:
Service cost	$—	$—	$—
Interest cost	484,362	472,592	469,361
Expected return on plan assets	(489,497)	(475,074)	(622,784)
Net periodic pension (benefit)	$(5,135)	$(2,482)	$(153,423)
Accumulated Benefit Obligation at Year End	$8,053,475	$8,504,945	$8,290,339
Allocation of Assets
Equity securities	49%	59%	52%
Fixed income-guaranteed fund	51%	41%	48%
	100%	100%	100%

There are no net transaction obligation (asset), prior service cost (credit) and estimated net loss (gain) for the Plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Benefits expected to be paid from the Plan are as follows:

Year	Amount
2009	$376,000
2010	383,000
2011	399,000
2012	489,000
2013	487,000
2014-2018	2,509,000

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

The Company has a contributory thrift plan qualifying under Section 401(K) of the Internal Revenue Code. Employees with one year of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company then contributes 3% of the employee’s salary to the Plan for the employee’s benefit. The Company also matches 50% of the employee 401(K) contribution up to 6% of employee compensation. Contributions to this Plan, included in employee benefit expenses, were $336,882, $319,236 and $319,453, for 2008, 2007, and 2006, respectively.

16. Contingencies

The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company’s financial position or results of operations.

17. Income Taxes

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Final Interpretation Number 48, Accounting for Uncertainty in Income Taxes.  The Company has no adjustments to report with respect to the effect of adoption of FIN 48.

The components of income tax expense are as follows for the years ended December 31:

	2008	2007	2006
Current
Federal	$(28,953)	$999,915	$1,082,628
State	(15,120)	162,767	180,009
	(44,073)	1,162,682	1,262,637
Deferred	168,270	(111,908)	60,631
	$124,197	$1,050,774	$1,323,268

The components of the deferred tax benefits were as follows for the years ended December 31:

	2008	2007	2006
Provision for loan losses	$39,136	$(75,795)	$79,612
Deferred loan origination costs	(3,433)	(1,626)	(20,427)
Deferred compensation plan	(5,981)	(20,330)	16,466
Depreciation	142,665	(21,286)	522
Discount accretion	(4,114)	7,086	5,178
Retirement benefits	—	—	(20,720)
FHLB stock dividends	(43)	43	—
	$168,270	$(111,908)	$60,631

The components of the net deferred tax liability were as follows for the years ended December 31:

	2008	2007	2006
Deferred tax assets
Allowance for loan losses	$1,010,685	$1,049,861	$974,066
Deferred compensation plan	216,737	210,756	190,426
Unrealized losses on available for sale investment securities	1,622,142	—	—
Prepaid retirement benefits	776,631	—	—
Depreciation	—	48,286	27,000
	3,626,195	1,308,903	1,191,492
Deferred tax liabilities
Deferred loan origination costs	101,586	105,019	106,645
Unrealized gains on available for sale investment securities	—	398,401	317,406
Discount accretion	11,316	15,430	8,344
FHLB Stock dividends	2,019	2,062	2,019
Depreciation	94,379	—	—
	209,300	520,912	434,414
Net deferred tax asset	$3,416,895	$787,991	$757,078

17. Income Taxes (Continued)

The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Tax-exempt income	(26.8)	(4.4)	(4.5)
State income taxes, net of federal income tax benefit	3.8	3.8	3.8
Nondeductible expense	1.8	.5	0.6
Change in state rates	—	(.8)	—
	12.8%	33.1%	33.9%

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

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $1,249,543, $1,129,007, and $937,160, for 2008, 2007, and 2006, respectively.

Lease obligations will require minimum rental payments as follows:

Period	Minimum rentals
2009	$1,178,613
2010	1,186,567
2011	967,366
2012	900,531
2013	934,755
Remaining years	8,261,802
$13,429,634

19. Parent Company Financial Information

The balance sheets as of December 31, 2008 and 2007 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2008, 2007 and 2006, are presented below:

Balance Sheets	December 31,
	2008	2007
Assets
Cash	$1,000	$1,000
Interest-bearing deposits in subsidiary	29,433	46,475
Investment in subsidiary	25,565,823	34,276,436
Investment securities available for sale	1,967,720	1,966,123
Other assets	24,209	11,557
	$27,588,185	$36,301,591
Liabilities and Shareholders’ Equity
Liabilities	$197,492	$370,291
Shareholders’ Equity
Common Stock	2,564,988	2,834,975
Additional Paid-in Capital	15,255,971	18,781,650
Retained earnings	13,252,272	13,654,180
Accumulated other comprehensive income	(3,682,538)	660,495
	27,390,693	35,931,300
	$27,588,185	$36,301,591

Statements of Income
	Years ended December 31,
	2008	2007	2006
Income
Dividends from subsidiary	$5,623,906	$776,520	$258,840
Interest and dividends	80,368	59,721	73,720
Security gains (losses)	(103,474)	—	2,157,151
	5,600,800	836,241	2,489,711
Expenses	197,630	314,256	161,751
Income before income taxes and equity in undistributed net income of subsidiary	5,403,170	521,985	2,327,960
Income tax expense (benefit)	(107,597)	(112,265)	785,790
	5,510,767	634,250	1,542,170
Equity in undistributed net income (loss) of subsidiary	(4,663,916)	1,492,013	1,042,609
Net Income	$846,851	$2,126,263	$2,584,779

19. Parent Company Financial Information (Continued)

Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$846,851	$2,126,263	$2,584,779
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net (income) loss of subsidiary	4,663,916	(1,492,013)	(1,042,609)
Gains on disposal of securities	(808)	—	(2,157,151)
Write down of equity securities	104,282	—	—
Stock based compensation expense	7,315	17,841	13,447
Stock issued under 2007 Equity Plan	50,400	58,500	—
Decrease (increase) in other assets	(12,652)	16,715	(2,457)
Increase (decrease) in other liabilities	(3,092)	(645,540)	13,126
Net cash provided by (used in) operating activities	5,656,212	81,766	(590,865)
Cash Flows from investing Activities:
Purchase of securities available for sale	(574,160)	—	(117,269)
Proceeds from sales of securities available for sale	3,046	—	2,766,852
Net cash (used in) provided by investing activities	(571,114)	—	2,649,583
Cash Flows from Financing Activities:
Dividends paid	(1,248,759)	(1,358,330)	(1,266,063)
Common stock repurchase and retirement	(3,883,870)	(264,271)	(128,850)
Stock options exercised	28,656	592,709	52,219
Income tax benefit from exercise of stock options	1,833	32,790	7,014
Net cash used in financing activities	(5,102,140)	(997,102)	(1,335,680)
Net increase (decrease) in cash	(17,042)	(915,336)	723,038
Cash and cash equivalents at beginning of year	47,475	962,811	239,773
Cash and cash equivalents at end of year	$30,433	$47,475	$962,811
Noncash Activities:
Income taxes paid, net of cash received from subsidiaries	$69,344	$546,578	$769,473

20. Fair Value and Financial Instruments

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company uses the following methods and significant assumptions to estimate fair value for financial assets and financial liabilities:

Securities available for sale:  The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Equity securities are reported at fair value using Level 1 inputs.

Derivatives:  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company obtains dealer quotations to value its interest rate floor.  For purposes of potential valuation adjustments to its derivative position, the Company evaluates the credit risk of its counterparty.  Accordingly, the Company has considered factors such as the likelihood of default by the counterparty and the remaining contractual life, among other things, in determining if any fair value adjustment related to credit risk is required.

Loans held for sale:  The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted pricing exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Impaired loans and other real estate owned:  Nonrecurring fair value adjustments to loans and other real estate owned (“OREO”) reflect full or partial write-downs that are based on the loans or OREO’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  Since the market for impaired loans and OREO is not active, loans or OREO subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or OREO are classified as Level 2.  If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or OREO subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

20. Fair Value and Financial Instruments (Continued)

Fair Value Measuments at December 31, 2008 using:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$56,393,865	$2,065,486	$50,194,738	$4,133,641
Derivative asset	649,792	—	649,792	—

Approximately $104,000 write down of equity securities was recognized as a reduction of gain on sales.

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during 2008 that were still held in the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at year end.

Carrying value at December 31, 2008:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale	$21,701,287	$ —	$21,701,287	$ —
Impaired loans	1,553,548	—	1,553,548	—
Other real estate owned (OREO)	1,736,018	—	1,736,018	—

           During 2008, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Approximately $2.3 million of losses related to loans were recognized as chargeoffs for loan losses and $167,000 write downs of OREO properties were recognized as other operating expenses.  During 2008, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

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

Investment Securities

The fair values of securities held to maturity and securities available for sale are based upon quoted market prices or dealer quotes.  Level 3 of the fair value hierarchy was used to determine fair value of Trust Preferred securities because the market for these securities at December 31, 2008 was not active.

Loans held for sale

The fair value of residential mortgage loans originated for sale is estimated by discounting future cash flows using current rates for which similar loans would be made to borrowers with similar credit histories.

20. Fair Value and Financial Instruments (Continued)

Loans, net

The fair value of loans receivable is estimated by discounting future cash flows using current rates for which similar loans would be made to borrowers with similar credit histories.

Deposit liabilities

The fair value of demand deposits and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of deposits does not take into account the value of the Company’s long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. Nonetheless, the Company would likely realize a core deposit premium if its deposit portfolio were sold in the principal market for such deposits.

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

	December 31, 2008		December 31, 2007
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Cash and cash equivalents	$10,162,288	$10,162,288	$16,926,981	$16,926,981
Investment securities (total)	66,768,153	66,525,722	52,792,208	52,786,529
Federal Home Loan Bank stock	3,575,700	3,575,700	1,305,100	1,305,100
Loans held for sale	21,701,287	22,363,923	7,579,765	7,761,521
Loans, net	280,513,415	289,078,738	258,353,408	264,548,464
Financial liabilities
Noninterest-bearing deposits	45,324,537	45,324,537	49,619,610	49,619,610
Interest-bearing deposits	247,028,739	250,644,373	236,019,015	237,021,786
Federal funds purchased and securities sold under agreements to repurchase	14,210,755	14,210,755	14,589,152	14,589,152
Advances from the Federal Home Loan Bank	65,230,000	66,088,063	15,000,000	15,009,000

21. Consolidated Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,559,959	$5,474,229	$5,684,721	$5,687,691
Interest expense	2,157,184	1,930,005	2,167,677	2,202,316
Net interest income	3,402,775	3,544,224	3,517,044	3,485,375
Provision for loan losses	99,000	99,000	799,000	1,099,000
Other noninterest income	1,660,186	1,645,704	1,642,103	1,637,701
Noninterest expenses	4,417,019	4,163,855	4,364,975	4,522,215
Income (loss) before income taxes	546,942	927,073	(4,828)	(498,139)
Income taxes (benefit)	117,993	300,155	(55,557)	(238,394)
Net income (loss)	$428,949	$626,918	$50,729	$(259,745)
Net income (loss) per share — basic	$0.16	$0.24	$0.02	$(0.10)
Cash dividends per share	$0.12	$0.12	$0.12	$0.12
Market prices: high	$15.08	$14.99	$14.00	$9.34
low	$12.00	$11.75	$8.00	$5.50

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,837,298	$6,028,065	$6,020,330	$5,790,667
Interest expense	2,408,583	2,465,421	2,472,873	2,415,447
Net interest income	3,428,715	3,562,644	3,547,457	3,375,220
Gains on security sales	66,000	99,000	99,000	272,000
Other noninterest income	1,598,570	1,616,030	1,563,046	1,496,496
Noninterest expenses	4,089,425	4,384,615	3,864,045	4,137,056
Income before income taxes	871,860	695,059	1,147,458	462,660
Income taxes	270,968	242,418	334,436	202,952
Net income	$600,892	$452,641	$813,022	$259,708
Net income per share — basic	$0.21	$0.16	$0.29	$0.09
Cash dividends per share	$0.12	$0.12	$0.12	$0.12
Market prices: high	$18.00	$18.40	$16.73	$14.85
low	$16.40	$15.55	$12.00	$11.25

21. Consolidated Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,566,706	$5,652,219	$5,855,415	$6,053,164
Interest expense	2,082,985	2,052,221	2,237,219	2,365,025
Net interest income	3,483,721	3,599,998	3,618,196	3,688,139
Gains on security sales	2,157,176	—	—	—
Other noninterest income	1,783,075	1,986,531	1,555,033	1,417,182
Noninterest expenses	6,088,968	5,558,716	3,859,040	3,874,280
Income before income taxes	1,335,004	27,813	1,314,189	1,231,041
Income taxes	467,146	(30,557	459,078	427,601
Net income	$867,858	$58,370	$855,111	$803,440
Net income per share — basic	$0.31	$0.02	$0.30	$0.29
Cash dividends per share	$0.11	$0.11	$0.11	$0.12
Market prices: high	$15.95	$18.80	$18.00	$19.45
low	$14.40	$15.64	$16.11	$16.99

22. Subsequent Event

On February 13,  2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement - Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A Preferred Stock”), and (ii) a warrant to purchase 205,379 shares of the Company’s common stock, par value $1.00 per share.

   The Company raised $9,201,000 through the sale of the Series A Preferred Stock which will qualify as Tier 1 capital. With the full amount of the Treasury’s investment, on a pro-forma basis, at December 31, 2008, the Company’s Tier I capital ratio would increase to approximately 12.78% and total risk-based capital ratio would increase to approximately 13.84%.  The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum.   Dividends are payable quarterly.

On and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $ 9,201,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A Preferred Stock requires prior regulatory approval.

The warrant is exercisable in whole or in part at $6.72 per share at any time on or before February 13, 2019. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the Series A Preferred Stock, the warrant, and the shares of common stock underlying the warrant (the “warrant shares”) as soon as practicable after the date of the issuance of the Series A Preferred Stock and the warrant. Neither the Series A Preferred Stock nor the warrant will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one-half of the warrant shares prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $9,201,000 from one or more qualified equity offerings and (b) December 31, 2009.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). As a condition to the closing of the transaction, Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman, and Lola B. Stokes (the Company’s Senior Executive Officers, as defined in the Purchase Agreement) each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messer’s Altieri, Uveges,  Jewell and Mrs. Stokes employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

The Treasury’s current consent shall be required for any increase in the common dividends per share until February 13, 2012 unless prior to such date, the Series A preferred stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

Item 9: Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants, on accounting and financial disclosure during 2008.

Item 9A(T): Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objective.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K.  Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be disclosed in our Exchange Act reports.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 under this framework.

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

Changes in Internal Control over Financial Reporting.  In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information appearing under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009.

Item 11: Executive Compensation

The information required by this Item is incorporated by reference to the information appearing under the captions “Executive Compensation,” “Outstanding Equity Awards at 2008 Fiscal Year End,” “Grants of Plan-Based Awards,” “Option Exercises and Stocks Vested” and “Pension Benefits and Perquisites” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information appearing under the caption “Security Ownership of Directors and Executive Officers” and “Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to the information appearing under the caption “Certain Transactions and Relationships” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009.

Item 14: Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference to the information appearing under the caption “Audit Fees and Services” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009.

PART IV

Item 15: Exhibits, Financial Statement Schedules

1.	Financial Statements
Carrollton Bancorp and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008, and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
None
3.	Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation of Carrollton Bancorp
3.1(ii)	Articles of Amendment of Carrollton Bancorp
3.1(iii)	Articles Supplementary of Carrollton Bancorp
3.2(i)	By-Laws of Carrollton Bancorp
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A(1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp(1)
10.1	Lease dated January 24, 1989, by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.(2)
10.2	Lease dated July 21, 1989, by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.(2)
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.(2)
10.8	Lease dated August 11, 1994, by and between KIMCO and Carrollton Bank.(3)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank.(3)
10.12	Lease dated January 15, 2004, by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 114, 115, 116)
10.14	Lease dated February 15, 2005, by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suites 213, 214, 215, 216)
10.15	Lease dated February 18, 2005, by and between Broadway 205 Associates, LLP and Carrollton Mortgage Services, Inc.
10.16	Lease dated October 26, 2005, by and between Arthur Lea Stabler and Helen H. Stabler and Carrollton Bank
10.17	Lease dated June 11, 2004, by and between Mario J. Orlando and Matthew J. Salafia and Carrollton Mortgage Services, Inc.
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank

Exhibit Number	Description
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank
10.22	Employment agreement with Gary M. Jewell(4)
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank
10.24	Employment agreement with Robert A. Altieri(5)
10.25	Employment agreement with Lola B. Stokes(6)
10.26	Employment agreement with James M. Uveges(7)
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp (8)
10.28	Letter Agreement and related Securities Purchase Agreement - Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury(1)
10.29	Form Waiver executed by each of Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman and Lola B. Stokes(1)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by the Principal Financial Officer

(1)	Incorporated by reference to the Registrant’s Form 8-K filed 2/17/2009 (File No.: 000-23090).
(2)	Incorporated by reference from Registration Statement dated January 12, 1990, on SEC Form S-4 (1933 Act File No.: 33-33027).
(3)	Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, (1934 Act File No.: 0-23090).
(4)	Incorporated by reference to the Registrant’s Form 8-K filed 6/19/2007 (File No.: 000-23090).
(5)	Incorporated by reference to the Registrant’s Form 8-K filed 9/25/2007 (File No.: 000-23090).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed 10/24/2007 (File No.: 000-23090).
(7)	Incorporated by reference to the Registrant’s Form 8-K filed 11/8/2007 (File No.: 000-23090).
(8)	Incorporated by reference to the Registrant’s Form 8-K filed 9/30/2008 (File No.: 000-23090)

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP
(Registrant)

March 3, 2009	By:	/s/ Robert A. Altieri
Robert A. Altieri
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 3, 2009	By:	/s/ Robert A. Altieri
Robert A. Altieri
President and Chief Executive Officer

Principal Financial and Accounting Officer

March 3, 2009	By:	/s/ James M. Uveges
James M. Uveges
(Principal financial and accounting officer)
Senior Vice President and Chief Financial Officer

Board of Directors

March 3, 2009	By:	/s/ Robert J. Aumiller
Robert J. Aumiller
Director

March 3, 2009	By:	/s/ Steven K. Breeden
Steven K. Breeden
Director

March 3, 2009	By:	/s/ Albert R. Counselman
Albert R. Counselman
Chairman of the Board

March 3, 2009	By:	/s/ Harold I. Hackerman
Harold I. Hackerman
Director

March 3, 2009	By:	/s/ William L. Hermann
William L. Hermann
Director

March 3, 2009	By:	/s/ David P. Hessler
David P. Hessler
Director

March 3, 2009	By:	/s/ Howard S. Klein
Howard S. Klein
Director

March 3, 2009	By:	/s/ Charles E. Moore, Jr.
Charles E. Moore, Jr.
Director

March 3, 2009	By:	/s/ Bonnie L. Phipps
Bonnie Phipps
Director

March 3, 2009	By:	/s/ John Paul Rogers
John Paul Rogers
Director

March 3, 2009	By:	/s/ William C. Rogers, III
William C. Rogers, III
Director

March 3, 2009	By:	/s/ Francis X. Ryan
Francis X. Ryan
Director

Exhibit Index

Exhibit Number	Description	Sequentially Numbered Page
3.1(i)	Articles of Incorporation of Carrollton Bancorp
3.1(ii)	Articles of Amendment of Carrollton Bancorp
3.1(iii)	Articles Supplementary of Carrollton Bancorp
3.2(i)	By-Laws of Carrollton Bancorp
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	(1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp	(1)
10.1	Lease dated January 24, 1989, by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	(2)
10.2	Lease dated July 21, 1989, by and between Hill Management Services, Inc. and The Carrollton Bank of Baltimore.	(2)
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore.	(2)
10.8	Lease dated August 11, 1994, by and between KIMCO and Carrollton Bank.	(3)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank.	(3)
10.12	Lease dated January 15, 2004, by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suite 114, 115, 116)
10.14	Lease dated February 15, 2005, by and between Turf Village Offices and Carrollton Bank (2300 York Road, Suites 213, 214, 215, 216)
10.15	Lease dated February 18, 2005, by and between Broadway 205 Associates, LLP and Carrollton Mortgage Services, Inc.
10.16	Lease dated October 26, 2005, by and between Arthur Lea Stabler and Helen H. Stabler and Carrollton Bank
10.17	Lease dated June 11, 2004, by and between Mario J. Orlando and Matthew J. Salafia and Carrollton Mortgage Services, Inc.
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank
10.22	Employment agreement with Gary M. Jewell	(4)
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank
10.24	Employment agreement with Robert A. Altieri	(5)
10.25	Employment agreement with Lola B. Stokes	(6)
10.26	Employment agreement with James M. Uveges	(7)
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp	(8)
10.28	Letter Agreement and related Securities Purchase Agreement - Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury	(1)
10.29	Form Waiver executed by each of Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman and Lola B. Stokes	(1)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm required by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(a)
31.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by Principal Financial Officer

(1)	Incorporated by reference to the Registrant’s Form 8-K filed February 17, 2009 (File No.: 000-23090).

(2)	Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

(3)	Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed June19, 2007 (File No.: 000-23090)

(5)	Incorporated by reference to the Registrant’s Form 8-K filed September 25, 2007 (File No. : 000-23090)

(6)	Incorporated by reference to the Registrant’s Form 8-K filed October 24, 2007 (File No. : 000-23090)

(7)	Incorporated by reference to the Registrant’s Form 8-K filed November 8, 2007 (File No. : 000-23090)

(8)	Incorporated by reference to the Registrant’s Form 8-K filed September 30, 2008 (File No.: 000-23090)