Form 10-Q
period 2009-03-31
CARROLLTON BANCORP
filed 2009-05-08
CIK 859222

================================================================================
                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

          |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2009

                                ----------------

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

         7151 COLUMBIA GATEWAY DRIVE, SUITE A, COLUMBIA, MARYLAND 21046
                    (Address of principal executive offices)

                                 (410) 312-5400
                           (Issuer's telephone number)

           344 N. Charles Street, Suite 300, Baltimore, Maryland 21201
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

  State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,564,988 common shares outstanding at May 1, 2009

================================================================================

PART I

ITEM 1.    FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,     December 31,
                                                                                  2009           2008
                                                                             --------------  --------------
                                                                              (unaudited)
ASSETS
Cash and due from banks                                                      $   2,943,819   $   6,110,122
Federal funds sold and other interest bearing deposits                           6,076,881       4,052,166
Federal Home Loan Bank stock, at cost                                            3,723,100       3,575,700
Investment securities
       Available for sale                                                       57,013,038      56,393,865
       Held to maturity                                                         10,046,740      10,374,288
Loans held for sale                                                             31,069,745      21,701,287
Loans, less allowance for loan losses of $3,345,228 in 2009 and $3,179,741
   in 2008                                                                     282,201,989     280,513,415
Premises and equipment                                                           7,168,158       7,012,193
Accrued interest receivable                                                      1,680,096       1,797,241
Bank owned life insurance                                                        4,632,606       4,593,182
Deferred income taxes                                                            4,257,036       3,416,895
Other real estate owned                                                          1,707,679       1,736,018
Other assets                                                                     2,631,962       2,904,812
                                                                             --------------  --------------

                                                                             $ 415,152,849   $ 404,181,184
                                                                             ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                       $  46,838,751   $  45,324,537
   Interest-bearing                                                            265,002,607     247,028,739
                                                                             --------------  --------------
     Total deposits                                                            311,841,358     292,353,276
Federal funds purchased and securities sold under agreement to repurchase       11,487,275      14,210,755
Advances from the Federal Home Loan Bank                                        51,530,000      65,230,000
Accrued interest payable                                                           258,109         288,410
Accrued pension plan                                                             1,968,896       1,968,896
Other liabilities                                                                2,492,389       2,739,154
                                                                             --------------  --------------
                                                                               379,578,027     376,790,491
                                                                             --------------  --------------

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of
   $1,000 per share) authorized 9,201 shares; issued and outstanding
   9,201 in 2009 and 0 in 2008 (discount of $399,193 in 2009 and 0 in 2008)      8,780,808              --
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued
   and outstanding 2,564,988 in 2009 and 2,564,988 in 2008                       2,564,988       2,564,988
Additional paid-in capital                                                      15,665,930      15,255,971
Retained earnings                                                               13,535,398      13,252,272
Accumulated other comprehensive income                                          (4,972,302)     (3,682,538)
                                                                             --------------  --------------
                                                                                35,574,822      27,390,693
                                                                             $ 415,152,849   $ 404,181,184
                                                                             ==============  ==============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                                 2009            2008
                                                                             -------------- ---------------
                                                                              (unaudited)     (unaudited)
Interest income:
   Interest and fees on loans                                                $   4,592,369  $    4,734,133
   Interest and dividends on securities:
     Taxable                                                                       764,195         664,777
     Nontaxable                                                                    111,534          88,038
     Dividends                                                                      10,245          42,096
   Federal funds sold and interest-bearing deposits with other banks                 1,284          30,915
                                                                             -------------- ---------------
     Total interest income                                                       5,479,627       5,559,959
                                                                             -------------- ---------------

Interest expense:
   Deposits                                                                      1,680,082       1,794,979
   Borrowings                                                                      370,579         362,205
                                                                             -------------- ---------------
     Total interest expense                                                      2,050,661       2,157,184
                                                                             -------------- ---------------

     Net interest income                                                         3,428,966       3,402,775
Provision for loan losses                                                          165,000          99,000
                                                                             -------------- ---------------
     Net interest income after provision for loan losses                         3,263,966       3,303,775
                                                                             -------------- ---------------

Noninterest income:
   Service charges on deposit accounts                                             188,680         198,898
   Brokerage commissions                                                           130,136         216,664
   Electronic Banking fees                                                         424,968         467,536
   Mortgage banking fees and gains                                                 970,981         589,807
   Other fees and commissions                                                      101,060         106,617
   Security gains, net                                                                  --          80,664
                                                                             -------------- ---------------
     Total noninterest income                                                    1,815,825       1,660,186
                                                                             -------------- ---------------

Noninterest expenses:
   Salaries                                                                      1,795,321       1,682,191
   Employee benefits                                                               507,299         503,701
   Occupancy                                                                       587,454         587,753
   Furniture and equipment                                                         154,385         153,942
   Professional fees                                                               268,243         223,282
   Lease buyout - branch                                                                --         368,000
   Other noninterest expenses                                                    1,057,770         898,150
                                                                             -------------- ---------------
     Total noninterest expenses                                                  4,370,472       4,417,019
                                                                             -------------- ---------------

     Income before income taxes                                                    709,319         546,942
Income tax provision                                                               220,994         117,993
                                                                             -------------- ---------------
     Net income                                                                    488,325         428,949
Preferred stock dividends and discount accretion                                    60,062              --
                                                                             -------------- ---------------
        Net income available to common shareholders                          $     428,263  $      428,949
                                                                             ============== ===============
Basic net income per common share                                            $        0.17  $         0.16
                                                                             ============== ===============
Diluted net income per common share                                          $        0.17  $         0.16
                                                                             ============== ===============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Three Months Ended March 31, 2009 and 2008 (unaudited)

                                                                            Accumulated
                                                   Additional                  Other
                         Preferred     Common       Paid-on     Retained    Comprehensive  Comprehensive
                           Stock        Stock       Capital     Earnings       Income         Income
                         ----------  -----------  -----------  -----------  ------------  --------------
Balance December 31,
 2007                    $       --  $ 2,834,975  $18,781,650  $13,654,180  $    660,495
Net income                       --           --                   428,949            --  $      428,949
Changes in unrealized
 gains (losses) on
 available for sale
 securities, net of tax          --           --           --           --         2,567           2,567
                                                                                          --------------
Comprehensive income             --                                                       $      431,516
                                                                                          ==============
Shares acquired and
 canceled                        --     (199,598)  (2,719,726)          --            --
Stock-based compensation         --           --        1,828           --            --
Cash dividends, $0.12
 per share                       --           --           --     (316,627)           --
                         ----------  -----------  -----------  -----------
Balance March 31, 2008   $       --  $ 2,635,377  $16,063,752  $13,766,502  $    663,062
                         ==========  ===========  ===========  ===========  ============

Balance December 31,
 2008                    $       --  $ 2,564,988  $15,255,971  $13,252,272  $ (3,682,538)
Net income                       --           --           --      488,325            --  $      488,325
Changes in unrealized
 gains (losses) on
 available for sale
 securities, net of tax          --           --           --           --    (1,235,948)     (1,235,948)
Cash flow hedging
 derivatives                     --           --           --           --       (53,816)        (53,816)
                                                                                          --------------
Comprehensive income
 (loss)                          --           --           --           --                $     (801,439)
                                                                                          ==============
Issuance of U.S.
 Treasury preferred
 stock                    8,770,572           --      409,428           --            --
Accretion of discount
 associated with U.S.
 Treasury preferred
 stock                       10,236           --           --           --            --
Stock-based compensation         --           --          531           --            --
Cash dividends, $0.08
 per share                       --           --           --     (205,199)           --
                         ----------  -----------  -----------  -----------  ------------
Balance March 31, 2009   $8,780,808  $ 2,564,988  $15,665,930  $13,535,398  $ (4,972,302)
                         ==========  ===========  ===========  ===========  ============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2009 and 2008

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               2009            2008
                                                                           ------------    ------------
                                                                            (unaudited)    (unaudited)
Cash flows from operating activities:
   Net income                                                              $    488,325    $    428,949
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Provision for loan losses                                                  165,000          99,000
     Depreciation and amortization                                              193,365         216,838
     Deferred income taxes                                                      (88,872)        289,907
     Amortization of premiums and discounts                                     (37,766)         (9,700)
     Gains on disposal of securities                                                 --         (80,664)
     Loans held for sale made, net of principal sold                         (9,368,458)     (5,110,732)
     Loss on sale of foreclosed real estate                                       7,883              --
     Stock based compensation expense                                               531           1,828
     (Increase) decrease in:
        Accrued interest receivable                                             117,145          18,053
        Prepaid income taxes                                                    120,994        (150,407)
        Cash surrender value of bank owned life insurance                       (39,424)        (38,750)
        Other assets                                                            107,931        (194,594)
     Increase (decrease) in:
        Accrued interest payable                                                (30,301)         32,045
        Deferred loan origination fees                                            5,770         (19,498)
        Other liabilities                                                      (236,529)        579,357
                                                                           ------------    ------------
          Net cash used in operating activities                              (8,594,406)     (3,938,368)
                                                                           ------------    ------------

Cash flows from investing activities:
        Proceeds from sales of securities available for sale                         --          82,963
        Proceeds from maturities of securities available for sale             1,681,565         688,189
        Proceeds from maturities of securities held to maturity                 331,970       5,135,191
        Purchase of Federal Home Loan Bank stock, net                          (147,400)       (929,600)
        Purchase of securities available for sale                            (4,308,427)    (20,580,725)
        Loans made, net of principal collected                               (1,919,343)      3,836,314
        Purchase of premises and equipment                                     (305,406)       (321,680)
            Proceeds from sale of foreclosed real estate                         80,456              --
                                                                           ------------    ------------
                  Net cash used in investing activities                      (4,586,585)    (12,089,348)
                                                                           ------------    ------------
Cash flows from financing activities:
        Net increase (decrease)  in time deposits                            14,318,688      (5,194,917)
        Net increase (decrease) in other deposits                             5,169,394      (2,672,066)
        Advances (payment) of Federal Home Loan Bank advances               (13,700,000)     20,600,000
        Net increase (decrease) in other borrowed funds                      (2,723,480)        584,334
        Common stock repurchase and retirement                                       --      (2,919,324)
        Net proceeds of issuance of preferred stock and warrants              9,180,000              --
        Dividends paid                                                         (205,199)       (316,627)
                                                                           ------------    ------------
          Net cash provided by financing activities                          12,039,403      10,081,400
                                                                           ------------    ------------
Net decrease in cash and cash equivalents                                    (1,141,588)     (5,946,316)
Cash and cash equivalents at beginning of period                             10,162,288      16,926,981
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                 $  9,020,700    $ 10,980,665
                                                                           ============    ============

Supplemental information:
   Interest paid on deposits and borrowings                                $  2,080,962    $  2,125,139
                                                                           ============    ============
   Income taxes paid                                                       $      1,000    $    268,400
                                                                           ============    ============
   Transfer of loan to foreclosed real estate                              $     60,000    $         --
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Information as of and for the three months ended
                      March 31, 2009 and 2008 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements prepared for Carrollton Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     The consolidated financial statements as of March 31, 200, and for the three months ended March 31, 2009 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that will be achieved for the entire year.

     Certain amounts for 2008 have been reclassified to conform to the 2009 presentation.

Derivative Instruments and Hedging Activities

     The Company accounts for derivative instruments and hedging activities utilizing guidelines established in the Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value using Level 2 inputs as defined in Note 6. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in "Other Comprehensive Income," net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

     The bank counterparty to the interest rate floor exposes the Company to credit-related losses in the event of its non-performance. The Company monitors ratings, and potential downgrades of the counterparty on at least a quarterly basis.

NOTE 2 - NET INCOME PER SHARE

     The calculation of net income per common share as restated giving retroactive effect to any stock dividends and splits is as follows:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                        2009             2008
                                                   -------------   -------------
Basic:
   Net income                                      $     488,325   $     428,949
   Net income available to common shareholders           428,263         428,949
   Average common shares outstanding                   2,564,988       2,724,750
   Basic net income per common share               $        0.17   $        0.16
                                                   =============   =============
Diluted:
   Net income                                      $     488,325   $     428,949
   Net income available to common shareholders           428,263         428,949
   Average common shares outstanding                   2,564,988       2,724,750
   Stock option adjustment                                    --           4,475
                                                   -------------   -------------
   Average common shares outstanding - diluted         2,564,988       2,729,225
   Diluted net income per common share             $        0.17   $        0.16
                                                   =============   =============

NOTE 3 - STOCK-BASED COMPENSATION

     At the Company's annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved. Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Common Stock are issued to each non-employee director in May of each year. No new grants will be made under the 1998 Long Term Incentive Plan. However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

     Stock-based compensation expense recognized was $531 during the first quarter of 2009 compared to $1,828 during the first quarter of 2008. As of March 31, 2009, there was $1,593 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

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

     Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of March 31, 2009, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

     Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

                                                   March 31,     March 31,
                                                     2009          2008
                                                  -----------   -----------
        Loan commitments                          $28,206,581   $34,180,174
        Unused lines of credit                     79,719,181    83,171,091
        Letters of credit                           2,581,075     2,628,941

NOTE 5 - TARP CAPITAL PURCHASE PROGRAM

     On February 13, 2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement - Standard Terms (collectively, the "Purchase Agreement"), with the United States Department of the Treasury ("Treasury"), pursuant to which the Company issued (i) 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share ("Series A Preferred Stock"), and (ii) a warrant to purchase 205,379 shares of the Company's common stock, par value $1.00 per share at $6.72 per share at any time on or before February 13, 2019. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     The Company raised $9,201,000 through the sale of the Series A Preferred Stock which will qualify as Tier 1 capital. With the full amount of the Treasury's investment, on a pro-forma basis, at December 31, 2008, the Company's Tier I capital ratio would increase to approximately 12.78% and total risk-based capital ratio would increase to approximately 13.84%. The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. Dividends are payable quarterly.

     The recently enacted American Recovery and Reinvestment Act of 2009 permits the Company to redeem the Series A preferred stock without regard to the limitations in the Articles Supplementary to the Company's Articles of Incorporation. The Company may, at its option, with prior regulatory approval, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.

     The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the "EESA"). As a condition to the closing of the transaction, Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman, and Lola B. Stokes (the Company's Senior Executive Officers, as defined in the Purchase Agreement) each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer's compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called "golden parachute" agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messer's Altieri, Uveges, Jewell and Mrs. Stokes employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

     The Treasury's current consent shall be required for any increase in the common dividends per share until February 13, 2012 unless prior to such date, the Series A preferred stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

NOTE 6 - FAIR VALUE

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

     SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

     Impaired loans and other real estate owned: Nonrecurring fair value adjustments to loans and other real estate owned ("OREO") reflect full or partial write-downs that are based on the loans or OREO's observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans and OREO is not active, loans or OREO subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or OREO are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or OREO subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

     The following table represents the Company's financial assets measured at fair value on a recurring basis as of March 31, 2009:

                                   Carrying Value at March 31, 2009:

                                   Total       (Level 1)     (Level 2)      (Level 3)
                                -----------   -----------   -----------   -----------
Available for sale securities   $57,013,038   $ 1,465,495   $54,831,852   $   715,691
Derivative asset                    553,319            --       553,319            --

     Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis during the first three months of 2009 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

                                   Carrying Value at March 31, 2009:

                                    Total      (Level 1)     (Level 2)      (Level 3)
                                -----------    ----------   -----------      --------
Loans held for sale             $31,069,745   $        --   $31,069,795      $     --

Impaired loans                    3,740,502            --     3,740,502            --
Other real estate owned (OREO)    1,707,769            --     1,707,769            --

     During the first three months of 2009, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $59,000 of losses related to loans were recognized as chargeoffs for loan losses and there were no write downs of OREO properties. During the first three months of 2009, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

     The following table represents the Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2008:

                                   Carrying Value at December 31, 2008:

                                  Total        (Level 1)     (Level 2)      (Level 3)
                                -----------   -----------   -----------   -----------
Available for sale securities   $56,393,865   $ 2,065,486   $50,194,738   $ 4,133,641
Derivative asset                    649,792            --       649,792            --

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

                                   Carrying Value at December 31, 2008:

                                    Total       (Level 1)   (Level 2)       (Level 3)
                                 ----------    ----------  ------------    ----------
Loans held for sale             $21,701,287    $       --   $21,701,287      $     --
Impaired loans                    1,553,548            --     1,553,548            --
Other real estate owned (OREO)    1,736,018            --     1,736,018            --

NOTE 7 - INTEREST RATE FLOOR DERIVATIVE

     The fair value of the derivative instruments in the unaudited condensed consolidated balance sheet as of March 31, 2009, was approximately $553,000. The effect of the derivative instrument designated as a cash flow hedge on the Company's unaudited condensed consolidated statement of income for the three months ended March 31, 2009, was approximately $95,000.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on the Company's consolidated results of operations or financial condition.

     Effective January 1, 2009, the Company adopted the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. The Company adopted the disclosures required by SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company's consolidated results of operations, financial condition or cash flows.

     Effective January 1, 2009, the Company adopted FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company's consolidated financial statements.

     Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 14 (R) did not have any impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     Carrollton Bancorp was formed on January 11, 1990, and is a Maryland chartered bank holding company. The Company holds all of the outstanding shares of common stock of Carrollton Bank. The Bank, formed on April 10, 1900, is a commercial bank that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Bank considers its core market area to be the Baltimore-Washington Metropolitan Area.

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

     These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore-Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company's filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today's date. The Company undertakes no obligation to update or revise the information contained in the Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

BUSINESS AND OVERVIEW

     The Company is a bank holding company headquartered in Columbia, Maryland with one wholly-owned subsidiary, Carrollton Bank. The Bank has four subsidiaries, CMSI, CFS, MSLLC, which are wholly owned, and CCDC, which is 96.4% owned.

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

     Net income increased $59,000 or 13.8% for the three months ended March 31, 2009 compared to the same period in 2008. The Company's earning performance in the first quarter of 2008 was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 3.63% for the quarter ended March 31, 2009 from 4.18% in the comparable quarter in 2008.

     The Company paid dividends of $0.08 per share to shareholders during the first quarter of 2009. This represents a 33% reduction in the quarterly dividend. Because of the unprecedented state of the economy and its impact on our borrowers, the decision to reduce the dividend was made after much thought, market evaluation and capital needs analysis in order to preserve the capital position of the Company.

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

FINANCIAL CONDITION

Summary

     Total assets increased $11.0 million to $415.2 million at March 31, 2009, compared to $404.2 million at the end of 2008. The increase was due primarily to the $9.4 million increase in loans held for sale due to the high demand for refinancing existing residential loans because of the low interest rates. Loans increased by $1.7 million or 0.60% to $282.2 million during the period. Total average interest-earning assets increased $29.5 million during the period to $390.8 million and were 96.4% of total average assets at March 31, 2009. Total deposits increased by $19.5 million or 6.7% to $311.8 million as of March 31, 2009 from $292.4 million as of December 31, 2008. Certificate of deposit accounts increased $14.3 million while non-interest bearing checking, lower interest bearing checking, savings accounts and money market accounts increased $1.5 million, $1.3 million, $1.3 million and $1.1 million respectively. Stockholders' equity increased 29.9% or $8.2 million to $35.6 million at March 31, 2009. The increase was due primarily to the $9.2 million raised through the sale of Series A Preferred Stock, net income of $488,000, all of which was partially offset by dividends paid of $205,000 and a decrease in accumulated other comprehensive income of $1.3 million. The decrease in accumulated other comprehensive income was due to the decrease in the fair market value of the available for sale securities and the decrease in the fair market value of the effective cash flow hedge.

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

     Investment securities were $67.1 million at March 31, 2009, increased slightly from December 31, 2008. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

     Loans held for sale increased $9.4 million or 43.2% to $31.1 million at March 31, 2009 from $21.7 million at December 31, 2008, due to the increase in origination activity during the first three months of 2009 due to the decline in interest rates. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

     Loans increased $1.7 million or 0.6% to $282.2 million at March 31, 2009, from $280.5 million at December 31, 2008. The increase was due to originations exceeding payoffs during the winter months.

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

     At March 31, 2009, the Company had eighteen impaired loans totaling approximately $3,741,000, all of which have been classified as nonaccrual. The valuation allowance for impaired loans was $510,000 as of March 31, 2009.

     The following table provides information concerning nonperforming assets and past due loans:

                                             March 31,  December 31,   March 31,
                                               2009         2008         2008
                                            ----------   ----------   ----------

Nonaccrual loans                            $6,773,285   $5,027,767   $5,288,555
Restructured loans                           1,231,204      771,216      177,290
Foreclosed real estate                       1,707,679    1,736,018      591,540
                                            ----------   ----------   ----------

   Total nonperforming assets               $9,712,168   $7,535,001   $6,057,385
                                            ----------   ----------   ----------

Accruing loans past-due 90 days or more     $1,277,275   $2,216,728   $  166,838
                                            ==========   ==========   ==========

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

     During the quarter ended March 31, 2009 and the year ended December 31, 2008, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

     The allowance for loan losses was $3.3 million at March 31, 2009, which was 1.17% of loans compared to $3.2 million at December 31, 2008, which was 1.12% of loans. During the first three months of 2009, the Company experienced net recoveries of $487. The ratio of net loan losses to average loans outstanding decreased to 0.00% for the three months ended March 31, 2009 from 0.82% for the year ended December 31, 2008. The ratio of nonperforming assets as a percent of period-end loans and foreclosed real estate increased slightly to 3.81% as of March 31, 2009 compared to 3.42% at December 31, 2008 due to the increase in delinquent commercial and residential loans partially offset by a slight decrease in other real estate owned property.

     The following table summarizes the activity in the allowance for loan losses:

                                                 Three months Ended        Year ended
                                                     March 31,              December
                                            --------------------------    -----------
                                                 2009         2008            2008
                                            -----------    -----------    -----------
Allowance for loan losses - beginning of
   period                                   $ 3,179,741    $ 3,270,425    $ 3,270,425

Provision for loan losses                       165,000         99,000      2,096,000
Charge-offs                                     (59,060)      (130,168)    (2,268,477)
Recoveries                                       59,547         13,608         81,793
                                            -----------    -----------    -----------

Allowance for loan losses - end of period   $ 3,345,228    $ 3,252,865    $ 3,179,741

Funding Sources

Deposits

     Total deposits increased by $19.5 million or 6.7% to $311.8 million as of March 31, 2009, from $292.4 million as of December 31, 2008. Certificate of deposit accounts increased $14.3 million while non-interest bearing checking, lower-interest bearing checking, savings accounts and money market accounts increased $1.5 million, $1.3 million, $1.3 million and $1.1 million, respectively.

Borrowings

     Advances from the Federal Home Loan Bank (FHLB) decreased $13.7 million to $51.5 million at March 31, 2009. The increase in deposits was used to pay down the advances. Total borrowings decreased $16.4 million to $63.0 million at March 31, 2009, compared to $79.4 million at the end of 2008.

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

     In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. As of March 31, 2009 and December 31, 2008, the Company is considered well capitalized. Management knows of no conditions or events that would change this classification.

     The following table summarizes the Company's capital ratios:

                                                                Minimum
                                 March 31,    December 31,     Regulatory         To Be
                                    2009         2008         Requirements   Well Capitalized
                                 ---------    ------------    ------------   ----------------
Risk-based capital ratios:
   Tier 1 capital                  12.28%         9.84%                4%                  6%
   Total capital                   13.32%        10.91%                8%                 10%

Tier 1 leverage ratio               9.71%         8.17%                4%                  5%

     Total shareholders' equity increased 29.9% or $8.2 million to $35.6 million at March 31, 2009. The increase was due primarily to the $9.2 million raised through the sale of Series A Preferred Stock, net income of $488,000, all of which was partially offset by dividends paid of $205,000 and a decrease in accumulated other comprehensive income of $1.3 million. The decrease in accumulated other comprehensive income was due to the decrease in the fair market value of the available for sale securities and the decrease in the fair market value of the effective cash flow hedge.

RESULTS OF OPERATIONS

Summary

     Carrollton Bancorp reported net income for the first three months of 2009 of $488,000 compared to $429,000 for the same period of 2008. Net income available to common shareholders for the first three months of 2009 was $428,000, or $0.17 per diluted share compared to $429,000, or $0.16 per diluted share for the same period of 2008..

     The Company's earning performance in the first quarter of 2008 was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 3.63% for the quarter ended March 31, 2009 from 4.18% in the comparable quarter in 2008. Noninterest income increased $156,000 or 9.4% to $1.8 million in the first quarter of 2009 compared to the first quarter of 2008. Noninterest expenses decreased by $47,000 or 1.1% to $4.4 million in the first quarter of 2009 compared to the first quarter of 2008.

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the three months ended March 31, 2009 and 2008 was 0.49%. Return on average common equity, the product of net income divided by average common equity, measures how effectively the company invests its capital to produce income. Return on average equity for the three months ended March 31, 2009 was 5.48%, compared to 4.97% for the corresponding period in 2008.

     Interest and fee income on loans decreased 3.0% primarily due to the decline in interest rates, with total interest income decreasing 1.4%. Net interest income was substantially the same at $3.4 million for the quarter ended March 31, 2009 and 2008. The decrease in net interest income due to compression of the Company's net interest margin to 3.63% for the three months ended March 31, 2009 from 4.18% in the comparable period in 2008 was offset by the $58.1 million or 17.5% increase in average interest earning assets. Non interest income increased 9.4% or $156,000 to $1.8 million in the first quarter of 2009 compared to the first quarter of 2008. The increase was due to the $381,000 increase in mortgage banking fees and gains partially offset by the $87,000 decrease in brokerage commissions, $43,000 decrease in Electronic Banking and the $81,000 decrease in security gains.

     Noninterest expenses were $4.4 million in the first quarter of 2009 and 2008. Salaries increased $113,000 due to normal salary increases and increased commissions paid primarily to the loan originators in the mortgage subsidiary
(CMSI). Because of the low interest rates, loan originations due to refinancing of residential loans increased significantly in 2009, compared to the same period in 2008. Professional fees increased $45,000 due to an increase in consulting fees and legal fees related to delinquencies and foreclosures. Other operating expenses increased $160,000 due to the $116,000 increase in the FDIC insurance premiums due to the FDIC raising premiums, deposits increasing $34.1 million and the one time credit assessment fully utilized as of December 31, 2008. Also, OREO expenses increased $28,000 and various loan expenses, i.e. appraisals, credit reports, and fees related to collection of loans increased $35,000. These increases were partially offset by the $368,000 charge recorded in 2008 for closing the Wilkens drive-thru and decreases in various other expenses.

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

     Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) was approximately the same at $3.5 million for the first three months of 2008 and 2009. Average interest earning assets increase $58.1 million while the net interest margin on average earning assets decreased from 4.18% for the first three months of 2008 to 3.63% for the first three months of 2009.

     Interest income on loans on a tax equivalent basis (a non-GAAP measure) decreased 3.0% during the first three months of 2009 due to the decline in interest rates. The decrease in the yield on loans to 6.03% during the first three months of 2009 from 7.08% during the first three months of 2008 was offset by the $39.8 million increase in average loans, including loans held for sale. The Company continues to emphasize commercial real estate and small business loan production and a systematic program to restructure the balance sheet to reduce interest rate risk.

     Interest income from investment securities and overnight investments on a tax equivalent basis was $955,000 for the first three months of 2009, compared to $890,000 for the first three months of 2008, representing a 7.4% increase. This increase was due to the average balance of the investment portfolio increasing 24.9%. This increase was partially offset by the overall yield on investments decreasing from 5.71% for the first three months of 2008 to 5.35% for the first three months of 2009. The yield on Federal Funds Sold, Federal Reserve Bank (FRB) and the FHLB deposit decreased to 0.10% for the first three months of 2009 compared to 3.55% for the same period in 2008. In 2008, the FRB did not pay interest on deposits. The decrease in yield was primarily due to the Federal Open Market Committee (FOMC) reducing rates due to the unprecedented state of the economy.

     Interest expense decreased $107,000 to $2.1 million for the first three months of 2009 from $2.2 million for the first three months of 2008. The decrease in interest expense was due primarily to the cost of interest-bearing liabilities decreasing to 2.56% for the first three months of 2009 compared to 3.22% for the first three months of 2008. The decrease was due to the FOMC reducing the Federal Funds target rate.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                               Three Months Ended March 31, 2009
                                                            ----------------------------------------
                                                               Average
                                                               balance         Interest      Yield
                                                            --------------   -----------   ---------
ASSETS
Interest-earning assets:
   Federal funds sold, Federal Reserve Bank and Federal
     Home Loan Bank deposit                                 $    5,443,577   $     1,297        0.10%
   Federal Home Loan Bank stock                                  3,598,779        (9,087)      (1.02)
   Investment securities (a)                                    73,050,901       963,090        5.35
   Loans, net of unearned income: (a)
     Demand and time                                            61,331,159       774,127        5.12
     Residential mortgage (b)                                  111,326,051     1,607,441        5.87
     Commercial mortgage and construction                      134,641,653     2,189,603        6.60
     Installment                                                 1,394,831        20,408        5.95
     Lease financing                                                20,578         1,060       20.94
                                                            --------------   -----------
        Total loans                                            308,714,272     4,592,639        6.03
                                                            --------------   -----------
     Total interest-earning assets                             390,807,529     5,547,939        5.76
                                                                             -----------
Noninterest-earning assets:
   Cash and due from banks                                       2,375,688
   Premises and equipment                                        7,037,506
   Other assets                                                 13,918,398
   Allowance for loan losses                                    (3,269,712)
   Unrealized (losses) on available for sale securities         (5,513,780)
                                                            --------------
        Total assets                                        $  405,355,629
                                                            ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                          $   51,486,831        28,959        0.23
   Money market                                                 42,462,070       178,860        1.71
   Certificates of deposit                                     158,150,716     1,469,854        3.78
                                                            --------------   -----------
                                                               252,099,617     1,677,673        2.70
   Borrowed funds                                               72,830,885       372,988        2.08
                                                            --------------   -----------
           Total interest-bearing liabilities                  324,930,502     2,050,661        2.56
                                                                             -----------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                 45,235,537
   Other liabilities                                             3,475,281
Shareholders' equity                                            31,714,309
                                                            --------------
        Total liabilities and shareholders' equity          $  405,355,629
                                                            ==============

Net interest margin (c)                                     $  390,807,529   $ 3,497,278        3.63%
                                                            ==============   ===========        ====

____________
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP measure).
(b)  Includes loans held for sale
(c) Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest earning assets.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                                Three Months Ended March 31, 2008
                                                            ----------------------------------------
                                                                Average
                                                                balance         Interest     Yield
                                                            --------------   -----------   ---------
ASSETS
Interest-earning assets:
   Federal funds sold and Federal Home Loan Bank deposit    $    3,520,595   $    31,114        3.55%
   Federal Home Loan Bank stock                                  1,773,568        28,449        6.45
   Investment securities (a)                                    58,484,820       830,173        5.71
   Loans, net of unearned income: (a)
     Demand and time                                            68,893,555     1,152,864        6.73
     Residential mortgage (b)                                   84,022,987     1,417,539        6.79
     Commercial mortgage and construction                      114,361,814     2,136,064        7.51
     Installment                                                 1,394,859        25,420        7.33
     Lease financing                                               242,127         1,385        2.30
                                                            --------------   -----------
        Total loans                                            268,915,342     4,733,272        7.08
                                                            --------------   -----------
     Total interest-earning assets                             332,694,325     5,623,008        6.80
                                                                             -----------
Noninterest-earning assets:
   Cash and due from banks                                       7,667,881
   Premises and equipment                                        7,332,458
   Other assets                                                  8,799,811
   Allowance for loan losses                                    (3,248,179)
   Unrealized gains on available for sale securities             1,103,389
        Total assets                                        $  354,349,685

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings and NOW                                          $   52,925,296        30,972        0.24%
   Money market                                                 51,110,531       338,604        2.66
   Certificate of Deposit                                      126,167,221     1,421,656        4.53
                                                               230,203,048     1,791,232        3.13
   Borrowed funds                                               39,344,690       365,952        3.74
                                                                             -----------
          Total interest-bearing liabilities                   269,547,738     2,157,184        3.22
                                                                             -----------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                                 48,784,896
   Other liabilities                                             1,328,031
Shareholders' equity                                            34,689,020
        Total liabilities and shareholders' equity          $  354,349,685
                                                            ==============

Net interest margin (c)                                     $  332,694,325   $ 3,465,824      4.18%
                                                            ==============   ===========     =======

____________
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates (a non-GAAP measure).
(b)  Includes loans held for sale
(c) Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest earning assets.

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

     The Company recorded a provision for loan losses of $165,000 in the first quarter of 2009 and $99,000 in the first quarter of 2008. Nonaccrual, restructured, and delinquent loans over 90 days to period end gross loans and foreclosed real estate increased to 3.83% at March 31, 2009 compared to 2.42% March 31, 2008 and increased from 3.42% at December 31, 2008.

Noninterest Income

     Noninterest income was $1.8 million for the three months ended March 31, 2009, an increase of $156,000 or 9.4%, compared to the corresponding period in 2008. This increase was due to the $381,000 increase in mortgage banking fees and gains and was partially offset by the $10,000 decrease in service charges, $87,000 decrease in brokerage commissions, $43,000 decrease in Electronic Banking and the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission decreased $87,000, or 40.0%, during the three months ended March 31, 2009, compared to the same period in 2008 due to the unprecedented state of the economy.

     Electronic banking fee income decreased by $43,000 for the three months ended March 31, 2009 compared to the corresponding period in 2008. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 84% of total electronic banking revenue. Fees from ATMs represent approximately 4% of total electronic banking revenue. Fees from check cards represent approximately 12% of electronic banking revenue.

     Mortgage-banking revenue increased by $381,000 to $971,000 in 2009 from $590,000 in 2008. Because of the low interest rates, loan originations due to refinancing of residential loans increased significantly in 2009 compared to the same period in 2008. During 2004, the Company opened a mortgage subsidiary, CMSI. Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.

     There was no gain on the sales of equity securities for the three months ended March 31, 2009, compared to $81,000 for the same period in 2008. The gain in 2008 related primarily to the cash received subsequent to the Visa, Inc. initial public offering that occurred in March 2008.

Noninterest Expense

     Noninterest expenses were $4.4 million in the first quarter of 2009 and 2008. Salaries increased $113,000 due to normal salary increases and increased commissions paid primarily to the loan originators in the mortgage subsidiary CMSI. Because of the low interest rates, loan originations due to refinancing of residential loans increased significantly in 2009, compared to the same period in 2008. Professional fees increased $45,000 due to an increase in consulting fees and legal fees related to delinquencies and foreclosures. Other operating expenses increased $160,000 due to the $116,000 increase in the FDIC insurance premiums due to the FDIC raising premiums, deposits increasing $34.1 million and the one time assessment credit fully utilized as of December 31, 2008. Also, OREO expenses increased $28,000 and various loan expenses, i.e. appraisals, credit reports, and fees related to collection of loans increased $35,000. These increases were partially offset by the $368,000 charge recorded in 2008 for closing the Wilkens drive-thru and decreases in various other expenses.

Income Taxes

     For the three month period ended March 31, 2009, the Company's effective tax rate was 31.16%, compared to 21.57% for the same period in 2008. The effective tax rate may fluctuate from year to year due to changes in the mix of tax exempt loans and investments.

LIQUIDITY

Liquidity

     Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

     The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and unpledged securities available for sale. Such assets totaled $51.1 million or 12.30% of total assets at March 31, 2009.

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $135.5 million at March 31, 2009. Of this total, management places a high probability of required funding within one year on approximately $70.5 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has external sources of funds through the FRB and FHLB, which can be drawn upon when required. There is a line of credit totaling approximately $64 million with the FHLB based on qualifying loans pledged as collateral. Also the Company can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. In addition, the Company had $32.7 million of securities pledged at the FHLB under which the Company's subsidiary, Carrollton Bank, could have borrowed approximately $31.7 million. Also, Carrollton Bank has $8.0 million of securities pledged at FRB under which it could have borrowed approximately $7.7 million. Outstanding borrowings at the FHLB were $51.5 million at March 31, 2009. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against this line. There was no balance outstanding under these lines at March 31, 2009. These lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2009, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first three months of 2009 or 2008.

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

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.    OTHER INFORMATION

     On April 23, 2009, the Board of Directors of the Company declared an $0.08 per share cash dividend to common shareholders of record on May 15, 2009, payable June 1, 2009.

ITEM 6.    EXHIBITS

     (a)   Exhibits

           (31.1)   Rule 13a-14(a) Certification by the Principal Executive
                    Officer

           (31.2)   Rule 13a-14(a) Certification by the Principal Financial
                    Officer

           (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

           (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     On April 29, 2009, the Company announced first quarter net income and an $0.08 quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARROLLTON BANCORP

                                       PRINCIPAL EXECUTIVE OFFICER:

Date    May 8, 2009                    /s/ Robert A. Altieri
        -------------------------      -----------------------------------------

                                       Robert A. Altieri
                                       President and Chief Executive Officer

                                       PRINCIPAL FINANCIAL OFFICER:

Date    May 8, 2009                    /s/ James M. Uveges
        -------------------------      -----------------------------------------

                                       James M. Uveges
                                       Senior Vice President and Chief Financial
                                       Officer