Form 10-Q
period 2009-06-30
CARROLLTON BANCORP
filed 2009-08-11
CIK 859222

================================================================================


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

 State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             2,568,588 common shares outstanding at August 6, 2009

================================================================================

                               CARROLLTON BANCORP

                                    CONTENTS

PART I -- FINANCIAL INFORMATION
-------------------------------

   Item 1. Financial Statements:                                            Page
     Consolidated Balance Sheets as of June 30, 2009 (unaudited)
        and December 31, 2008                                                  3
     Consolidated Statements of Income for the Three and Six Months Ended
        June 30, 2009 and 2008 (unaudited)                                     4
     Consolidated Statements of Shareholders' Equity for the Six Months Ended
        June 30, 2009 and 2008 (unaudited)                                     5
     Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2009 and 2008 (unaudited)                                     6
     Notes to Consolidated Financial Statements                                7
   Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation                                                  17
   Item 3. Quantitative and Qualitative Disclosures about Market Risk         32
   Item 4. Controls and Procedures                                            32

PART II -- OTHER INFORMATION
----------------------------

   Item 1. Legal Proceedings                                                  32
   Item 2. Changes in Securities and Use of Proceeds                          32
   Item 3. Defaults Upon Senior Securities                                    32
   Item 4. Submission of Matters to a Vote of Security Holders                32
   Item 5. Other Information                                                  32
   Item 6. Exhibits and Reports on Form 8-K                                   33

PART I
ITEM 1.    FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2009          2008
                                                    ------------ --------------
                                                    (unaudited)
ASSETS
Cash and due from banks                            $   4,447,507 $    6,110,122
Federal funds sold and other interest bearing
   deposits                                            4,509,257      4,052,166
Federal Home Loan Bank stock, at cost                  3,876,100      3,575,700
Investment securities
       Available for sale                             54,688,750     56,393,865
       Held to maturity                                9,581,109     10,374,288
Loans held for sale                                   30,782,442     21,701,287
Loans, less allowance for loan losses of
   $3,457,012 in 2009 and $3,179,741 in 2008         283,796,103    280,513,415
Premises and equipment                                 7,437,443      7,012,193
Accrued interest receivable                            1,730,027      1,797,241
Bank owned life insurance                              4,676,262      4,593,182
Deferred income taxes                                  4,164,066      3,416,895
Other real estate owned                                2,751,779      1,736,018
Other assets                                           2,271,728      2,904,812
                                                    ------------ --------------

                                                   $ 414,712,573 $  404,181,184
                                                    ============ ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                             $  50,500,490 $   45,324,537
   Interest-bearing                                  262,742,461    247,028,739
                                                    ------------ --------------
     Total deposits                                  313,242,951    292,353,276
Federal funds purchased and securities sold under
   agreement to repurchase                             8,807,048     14,210,755
Advances from the Federal Home Loan Bank              52,360,000     65,230,000
Accrued interest payable                                 294,570        288,410
Accrued pension plan                                   1,968,896      1,968,896
Other liabilities                                      2,437,441      2,739,154
                                                    ------------ --------------
                                                     379,110,906    376,790,491
                                                    ------------ --------------

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
   (liquidation preference of $1,000 per
   share) authorized 9,201 shares; issued
   and outstanding 9,201 in 2009 and 0 in
   2008 (discount of $378,721 in 2009
   and 0 in 2008)                                      8,801,279             --
Common stock, par $1.00 per share; authorized
   10,000,000 shares; issued and outstanding
   2,568,588 in 2009 and 2,564,988 in 2008             2,568,588      2,564,988
Additional paid-in capital                            15,683,498     15,255,971
Retained earnings                                     13,377,879     13,252,272
Accumulated other comprehensive loss                  (4,829,577)    (3,682,538)
                                                    ------------ --------------
                                                      35,601,667     27,390,693
                                                    ------------ --------------

                                                   $ 414,712,573 $  404,181,184
                                                    ============ ==============

See accompanying notes to consolidated financial statements.


                                            CARROLLTON BANCORP
                                     CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ----------------------------- ----------------------------
                                                      2009           2008           2009           2008
                                                  -------------- -------------- -------------- -------------
                                                   (unaudited)    (unaudited)    (unaudited)   (unaudited)
Interest income:
   Loans                                          $   4,591,063  $   4,551,805  $   9,183,432  $  9,285,938
   Investment securities:
     Taxable                                            724,454        760,121      1,488,649     1,424,898
     Nontaxable                                         113,073         87,918        224,607       175,956
     Dividends                                           11,275         58,818         21,520       100,914
   Federal funds sold and interest-bearing
     deposits with other banks                            1,048         15,567          2,332        46,482
                                                  -------------- -------------- -------------- -------------

     Total interest income                            5,440,913      5,474,229     10,920,540    11,034,188

Interest expense:
   Deposits                                           1,684,870      1,553,726      3,364,952     3,348,705
   Borrowings                                           360,447        376,279        731,026       738,484
                                                  -------------- -------------- -------------- -------------

     Total interest expense                           2,045,317      1,930,005      4,095,978     4,087,189
                                                  -------------- -------------- -------------- -------------

     Net interest income                              3,395,596      3,544,224      6,824,562     6,946,999
Provision for loan losses                               571,000         99,000        736,000       198,000
                                                  -------------- -------------- -------------- -------------

     Net interest income after provision for
        loan losses                                   2,824,596      3,445,224      6,088,562     6,748,999
                                                  -------------- -------------- -------------- -------------

Noninterest income:
   Electronic banking fees                              483,293        462,292        908,261       929,828
   Mortgage-banking fees and gains                    1,160,146        691,856      2,131,127     1,281,663
   Brokerage commissions                                116,936        175,855        247,072       392,519
   Service charges on deposit accounts                  176,208        212,593        364,888       411,491
   Other fees and commissions                           110,628        103,108        211,688       209,725
   Security gains, net                                    9,087             --          9,087        80,664
                                                  -------------- -------------- -------------- -------------

     Total noninterest income                         2,056,298      1,645,704      3,872,123     3,305,890
                                                  -------------- -------------- -------------- -------------

Noninterest expenses:
   Salaries                                           1,847,308      1,719,349      3,642,629     3,401,540
   Employee benefits                                    401,791        449,904        909,090       953,605
   Occupancy                                            593,097        584,351      1,180,551     1,172,104
   Professional services                                131,672        222,955        399,915       446,237
   Furniture and equipment                              137,708        153,495        292,093       307,437
   Other operating expenses                           1,543,237      1,033,801      2,601,007     2,299,951
                                                  -------------- -------------- -------------- -------------

     Total noninterest expenses                       4,654,813      4,163,855      9,025,285     8,580,874
                                                  -------------- -------------- -------------- -------------

     Income before income taxes                         226,081        927,073        935,400     1,474,015
Income tax provision                                     29,933        300,155        250,927       418,148
                                                  -------------- -------------- -------------- -------------

     Net income                                         196,148        626,918        684,473     1,055,867
 Preferred stock dividends and discount accretion       146,998             --        207,060            --
                                                  -------------- -------------- -------------- -------------
      Net income available to common shareholders $      49,150  $     626,918  $     477,413  $  1,055,867
                                                  ============== ============== ============== =============

Basic net income per common share                 $        0.02  $        0.24  $        0.19  $       0.39
                                                  ============== ============== ============== =============

Diluted net income per common share               $        0.02  $        0.24  $        0.19  $       0.39
                                                  ============== ============== ============== =============

See accompanying notes to consolidated financial statements.



                                            CARROLLTON BANCORP
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        For the Six Months Ended June 30, 2009 and 2008 (unaudited)

                                                                                 Accumulated
                                                 Additional                         Other
                        Preferred     Common       Paid-in         Retained     Comprehensive    Comprehensive
                           Stock      Stock        Capital         Earnings     Income (Loss)        Income
                        ---------- ------------ -------------   --------------- -------------    --------------
Balances at December 31,
 2007                    $      --  $ 2,834,975   $18,781,650      $13,654,180  $     660,495
Net income                      --           --             --       1,055,867             --      $  1,055,867
Changes in net
 unrealized gains
 (losses) on securities
 available for sale, net
 of tax                         --           --             --              --    (1, 664,425)       (1,664,425)
 Cash flow hedging
  derivative                    --           --             --              --         45,854            45,854
                                                                                                    -----------
Comprehensive loss                                                                                 $   (562,704)
                                                                                                    ===========

Shares acquired and
 canceled                       --     (262,934)    (3,495,591)             --             --

Stock options exercised
 including tax benefit
 of $32,663                     --        2,550         27,939              --             --

Issuance of stock under
 2007 Equity Plan               --        3,600         46,800              --             --

Stock based compensation        --           --          3,657              --             --
Cash dividends, $0.24
 per share                      --           --             --        (633,162)            --
                         --------- ------------    -----------     -----------    -----------
Balances at June 30,
 2008                    $      --  $ 2,578,191   $ 15,364,455     $14,076,885   $   (958,076)
                         ========= ============   ============     ===========   ============
Balances at December 31,
 2008                    $      --  $ 2,564,988   $ 15,255,971     $13,252,272   $ (3,682,538)
Net income                      --           --             --         684,473             --          $684,473
Changes in net
 unrealized gains
 (losses) on securities
 available for sale, net
 of tax                         --           --             --              --     (1,024,689)       (1,024,689)
Cash flow hedging
 derivatives                    --           --             --              --       (122,350)         (122,350)
                                                                                                    -----------
Comprehensive loss                                                                                 $   (462,566)
                                                                                                    ===========

Issuance of U.S.
 Treasury preferred
 stock                   8,770,572           --        409,428              --             --
 Accretion of discount
  associated with U.S.
  Treasury preferred
  stock                     30,707           --             --         (30,707)            --
Issuance of stock under
 2007 Equity Plan               --        3,600         17,037              --             --

Stock based compensation        --           --          1,062              --             --
Preferred stock cash
 dividend $12.50 per
 share                          --           --             --        (117,568)            --
Cash dividends, $0.16
 per share                      --           --             --        (410,591)            --
                          -------- ------------    -----------     -----------    -----------
Balances at June 30,
 2009                   $8,801,279   $2,568,588    $15,683,498     $13,377,879    $(4,829,577)
                         ========= ============   ============     ===========   ============

See accompanying notes to consolidated financial statements.


                                             CARROLLTON BANCORP
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Six Months Ended June 30, 2009 and 2008

                                                                              Six Months Ended June 30,
                                                                             ----------------------------
                                                                                 2009          2008
                                                                             ------------- --------------
                                                                             (unaudited)    (unaudited)
Cash flows from operating activities:
   Net income                                                                $    684,473  $   1,055,867
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Provision for loan losses                                                    736,000        198,000
     Depreciation and amortization                                                421,017        423,678
     Deferred income taxes                                                       (202,047)        95,147
     Amortization of premiums and discounts                                       (79,480)       (32,534)
     Gains on disposal of securities                                               (9,087)       (80,664)
     Loans held for sale made, net of principal sold                           (9,081,155)   (11,310,777)
     Write down of foreclosed real estate                                          28,971             --
     Loss on disposal of premises and equipment                                     1,390             --
     Stock-based compensation expense                                               1,062          3,657
     Issuance of stock under 2007 Equity Plan                                      20,637         50,400
     (Increase) decrease in:
        Accrued interest receivable                                                67,214       (144,312)
        Prepaid income taxes                                                      360,361             --
        Cash surrender value of bank owned life insurance                         (83,080)       (77,861)
        Other assets                                                              183,335        (39,934)
     Increase (decrease) in:
        Accrued interest payable                                                    6,160         90,037
        Deferred loan origination fees                                            (80,262)       (17,601)
        Other liabilities                                                        (301,713)       427,493
                                                                             ------------- --------------
          Net cash provided by (used in) operating activities                 (7,326,204)     (9,359,404)
                                                                             ------------- --------------

Cash flows from investing activities:
   Proceeds from maturities, calls and principal payments of securities
     available for sale                                                         6,103,652      1,418,074
   Proceeds of maturities, calls, and principal payments of securities
     held to maturity                                                             805,341      5,694,084
   Purchase of Federal Home Loan Bank stock                                      (300,400)    (2,311,100)
   Purchase of securities available for sale                                   (6,014,295)   (30,725,015)
   Loans made, net of principal collected                                      (5,102,526)    (4,251,131)
   Purchase of premises and equipment                                           (758,269)       (352,312)
   Proceeds from sale of foreclosed real estate                                   119,368             --
                                                                             ------------- --------------
        Net cash (used in) investing activities                               (5,147,129)    (30,527,400)
                                                                             ------------- --------------

Cash flows from financing activities:
   Net increase (decrease) in time deposits                                    14,137,343     (8,473,297)
    Net increase (decrease) in other deposits                                   6,752,332     (4,206,644)
   (Payments) advances of Federal Home Loan Bank borrowings                   (12,870,000)    51,300,000
   Net increase (decrease) in other borrowed funds                             (5,403,707)        51,700

   Stock options exercised                                                             --         28,607
   Common stock repurchases and retirement                                             --     (3,758,525)
   Net proceeds of issuance of preferred stock and warrants`                    9,180,000             --
   Income tax benefit from exercise of stock options                                   --          1,883
   Dividends paid                                                                (528,159)      (633,162)
                                                                             ------------- --------------
          Net cash provided by financing activities                            11,267,809     34,310,562
                                                                             ------------- --------------
Net decrease in cash and cash equivalents                                      (1,205,524)    (5,576,242)
Cash and cash equivalents at beginning of period                               10,162,288     16,926,981
                                                                             ------------- --------------
Cash and cash equivalents at end of period                                   $  8,956,764  $  11,350,739
                                                                             ============= ==============

SUPPLEMENTAL INFORMATION:
   Interest paid on deposits and borrowings                                  $  4,089,818  $   3,997,152
                                                                              ============   ============
   Income taxes (refund) paid                                                $   (208,434) $     473,102
                                                                              ============   ============
NON CASH ACTIVITY:
   Real estate acquired in settlement of loans                               $  1,164,100  $   1,542,886
                                                                              ============   ============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and six months ended June 30, 2009 and 2008 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying consolidated financial statements prepared for Carrollton Bancorp ("the Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2008 Annual Report on Form 10-K.

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

         The consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that will be achieved for the entire year.

         Certain amounts for 2008 have been reclassified to conform to the 2009 presentation.

 Derivative Instruments and Hedging Activities

               The Company accounts for derivative instruments and hedging activities utilizing guidelines established in the Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value using Level 2 inputs as defined in Note 7. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in "Other Comprehensive Income," net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

NOTE 2 - NET INCOME PER SHARE

         The calculation of net income per common share is as follows:

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                ---------------------------- -----------------------------
                                                    2009           2008          2009           2008
                                                -------------- ------------- -------------- --------------
Basic:
   Net income                                   $     196,148  $    626,918  $     684,473  $   1,055,867
   Net income available to common shareholders         49,150       626,918        477,413      1,055,867
   Average common shares outstanding                2,566,926     2,625,936      2,565,963      2,675,343
   Basic net income per common share            $        0.02  $       0.24  $        0.19  $        0.39
                                                ============== ============= ============== ==============
Diluted:
   Net income                                   $     196,148  $    626,918  $     684,473  $   1,055,867
   Net income available to common shareholders         49,150       626,198        477,413      1,055,867
   Average common shares outstanding                2,566,926     2,625,936      2,565,963      2,675,343
   Stock option adjustment                                 --         3,117             --          3,182
                                                -------------- ------------- -------------- --------------
   Average common shares outstanding - diluted      2,566,926     2,629,053      2,565,963      2,678,525
   Diluted net income per common share          $        0.02  $       0.24  $        0.19  $        0.39
                                                ============== ============= ============== ==============

NOTE 3 - INVESTMENT SECURITIES

Investment securities are summarized as follows:

                                                    Amortized     Unrealized     Unrealized      Fair
                                                      cost           gains         losses       value
-----------------------------------------------------------------------------------------------------------
June 30, 2009
Available for sale
   U.S. government agency                          $ 18,406,237    $   200,759  $     56,324  $ 18,550,672
   Mortgage-backed securities                        22,518,589      1,001,941       335,128    23,185,402
   State and municipal                                8,820,046          8,196       226,126     8,602,116
   Corporate bonds                                    9,731,485             --     6,782,686     2,948,799
                                                  -------------- -------------- ------------- -------------
                                                     59,476,357      1,210,896     7,400,264    53,286,989
   Equity securities                                  1,608,495        170,573       377,307     1,401,761
                                                  -------------- -------------- ------------- -------------
                                                    $61,084,852    $ 1,381,469  $  7,777,571   $54,688,750
                                                  ============== ============== ============= =============
Held to maturity
   U.S. government agency
                                                   $         --    $        --  $         --  $         --
   Mortgage-backed securities                         5,171,830        194,519            --     5,366,349
   State and municipal                                3,912,871         41,242         7,243     3,946,870
   Corporate bonds                                      496,408             --       479,677        16,731
                                                  -------------- -------------- ------------- -------------
                                                   $  9,581,109    $   235,761  $    486,920  $  9,329,950
                                                  ============== ============== ============= =============

                                                    Amortized     Unrealized     Unrealized        Fair
                                                      cost           gains         losses         value
-----------------------------------------------------------------------------------------------------------
December 31, 2008
Available for sale
   U.S. government agency                          $ 18,103,498    $   230,681  $         --  $   18,334,178
   Mortgage-backed securities                        24,688,564        859,292       578,010      24,969,846
   State and municipal                                7,033,219         20,282       162,788       6,890,713
   Corporate bonds                                    9,664,031             --     5,530,389       4,133,642
                                                  -------------- -------------- -------------  --------------
                                                     59,489,312      1,110,255     6,271,187      54,328,379
   Equity securities                                  1,608,495        539,982        82,991       2,065,486
                                                  -------------- -------------- -------------  --------------
                                                   $ 61,097,807    $ 1,650,237  $  6,354,178  $   56,393,865
                                                  ============== ============== =============  ==============
Held to maturity
   U.S. government agency $
                                                   $         --    $        --  $         --  $           --
   Mortgage-backed securities                         5,966,091        144,174         1,714       6,108,552
   State and municipal                                3,912,836             --        20,277       3,892,560
   Corporate bonds                                      495,361             --       364,616         130,745
                                                  -------------- -------------- -------------  --------------
                                                   $ 10,374,288    $   144,174  $    386,607  $   10,131,857
                                                  ============== ============== =============  ==============

  As of June 30, 2009, securities with unrealized losses segregated by length of impairment were as follows:

                      Less than 12 months     12 months or longer            Total
                       Fair     Unrealized     Fair     Unrealized      Fair      Unrealized
                       Value      Losses      Value       Losses        Value       Losses
---------------------------------------------------------------------------------------------
U. S. government
 agency             $ 5,926,240  $ (56,324) $       --  $        --  $ 5,926,240  $   (56,324)
Mortgage-backed
 securities                  --         --   3,125,292     (335,128)   3,125,292     (335,128)
State and municipal   8,451,069   (233,369)         --           --    8,451,069     (233,369)
Corporate bonds       1,571,980   (242,008)  1,393,549   (7,020,355)   2,965,529   (7,262,363)
Equity securities            --         --     383,410     (377,307)     383,410     (377,307)
                    -----------  ---------  ----------  -----------  -----------  -----------
                    $15,949,289  $(573,701) $4,902,251  $(7,732,790) $20,851,540  $(8,264,491)
                    ===========  =========  ==========  ===========  ===========  ===========

         Contractual maturities of debt securities at June 30, 2009 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                               Available for sale         Held to maturity
                             Amortized       Fair      Amortized      Fair
Maturing                       Cost          Value        Cost        Value
------------------------------------------------------------------------------
Within one year             $        --   $        --  $       --   $       --
Over one to five years        3,764,230     3,566,018          --           --
Over five to ten years        7,400,694     7,421,816   3,912,871    3,946,871
Over ten years               25,792,845    19,113,753     496,408       16,730
Mortgage-backed securities   22,518,588    23,185,402   5,171,830    5,366,349
                            -----------   -----------  ----------  -----------
                            $59,476,357   $53,286,989  $9,581,109   $9,329,950
                            ===========   ===========  ==========  ===========


         Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

         Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Furthermore, as of June 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses, except for the trust preferred securities described below, are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. The trust preferred securities have not incurred default levels that would cause a break in yield on the respective class of each trust preferred security owned by the Company. Accordingly, as of June 30,

2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

         At June 30, 2009 and December 31, 2008, the Company owned five collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies ("TRUP CDOs"). The market for these securities at June 30, 2009 and December 31, 2008 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing or able to transact for these securities.

         The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus, in today's market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.
         Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
     o The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2009 and December, 31, 2008;
     o An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and
     o Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.
         Our TRUP CDO valuations were prepared by an independent third party. Their approach to determining fair value involved these steps:

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

The following table (Dollars in Thousands) lists the class, credit rating, deferrals and defaults of the five trust preferred securities (PreTSL):

                        Moody        Deferrals             Defaults
                        Credit   ------------------ ---------------------
  PreTSL      Class     Rating    Amount   Percent      Amount   Percent
---------- ----------- --------- --------- --------   ---------- --------
    IV     Mezzanine   Ca          $18,000     27.1 %         $0        0%
  XVIII    C           Ca          101,938     15.1       10,000      1.5
   XIX     B           B3          100,000     14.3            0        0
   XIX     C           Ca          100,000     14.3            0        0
   XXII    B-1         B3          132,500      9.6       99,000      7.1
   XXIV    C-1         Caa3        187,300     17.8       29,000      2.8


NOTE 4 - STOCK BASED COMPENSATION

         At the Company's annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved. Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Company Stock are issued to each non-employee director in May of each year. One director received cash in lieu of stock due to restrictions by his/her employer on receiving stock of a company. Also, in accordance with the 2007 Equity Plan, 300 shares were awarded to each new director as of the effective date of their acceptance onto the board. No new grants will be made under the 1998 Long Term Incentive Plan. However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

         Stock option expense recognized was $1,062 during the first six months of 2009 compared to $3,657 during the first six months of 2008. As of June 30, 2009, there was $1,062 of unrecognized stock option expense related to nonvested stock options, which will be recognized over the remaining vesting period.

         Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years).

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

         The Company enters into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

         Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of June 30, 2009, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

      Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

                                  June 30,   December 31,     June 30,
                                    2009         2008           2008
                                 ----------- ------------- ---------------
Loan commitments                 $27,947,890   $31,395,464   $  45,175,537
Unused lines of credit            77,992,618    79,654,394      83,050,521
Letters of credit                  3,006,075     2,604,489       2,928,067


NOTE 6 - TARP CAPITAL PURCHASE PROGRAM

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

           The Company raised $9,201,000 through the sale of the Series A Preferred Stock which will qualify as Tier 1 capital. With the full amount of the Treasury's investment, on a pro-forma basis, at December 31, 2008, the Company's Tier I capital ratio would increase to approximately 12.78% and total risk-based capital ratio would increase to approximately 13.84%. The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. Dividends are payable quarterly. On May 15, 2009, the Company paid dividends of $117,568.

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

           The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the "EESA"). As a condition to the closing of the transaction, Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman, and Lola B. Stokes (the Company's Senior Executive Officers, as defined in the Purchase Agreement) each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer's compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called "golden parachute" agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messer's Altieri, Uveges, Jewell and Mrs. Stokes employment agreements that provide that any severance payments made to such officers have been reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

       The Treasury's current consent shall be required for any increase in the common dividends per share until February 13, 2012 unless prior to such date, the Series A preferred stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.


NOTE 7 - FAIR VALUE

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

  The following table represents the Company's financial assets measured at fair value on a recurring basis as of June 30, 2009:

                        Carrying Value at June 30, 2009:

                               Total      (Level 1)     (Level 2)   (Level 3)
                             ------------ ----------- ------------ -------------
Available for sale securities $54,688,750  $1,401,761  $50,338,190    $2,948,799
Derivative asset                  432,544          --      432,544            --


            Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis during the first six months of 2009 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

                        Carrying Value at June 30, 2009:

                                  Total     (Level 1)    (Level 2)    (Level 3)
                              ------------ ----------- ------------ ------------
Loans held for sale            $30,782,442  $       --  $30,782,442  $        --
Impaired loans                   2,321,635          --    2,321,635           --
Other real estate owned (OREO)   2,751,779          --    2,751,779           --


            During the first six months of 2009, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $552,000 of losses related to loans were recognized as chargeoffs for loan losses and there was $29,000 of write downs of OREO properties. During the first six months of 2009, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

   The following table represents the Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2008:
                      Carrying Value at December 31, 2008:

                               Total      (Level 1)     (Level 2)    (Level 3)
                             ------------ ----------- ------------ -------------
Available for sale securities $56,393,865  $2,065,486  $50,194,737    $4,133,642
Derivative asset                  649,792          --      649,792            --


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

                      Carrying Value at December 31, 2008:

                            Total        (Level 1)     (Level 2)      (Level 3)
                          ----------- -------------- ------------ --------------
Loans held for sale       $21,701,287  $          --  $21,701,287  $          --
Impaired loans              1,553,548             --    1,553,548             --
Other real estate owned     1,736,018             --    1,736,018             --

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2009:

Balance, beginning of period                     $ 4,133,642
Transfers into Level 3                                    --
Unrealized losses                                 (1,184,843)
                                                 -----------
Balance, end of period                           $ 2,948,799
                                                 ===========

NOTE 8 - INTEREST RATE FLOOR DERIVATIVE

         The fair value of the derivative instrument, which is included in other assets in the unaudited condensed consolidated balance sheet as of June 30, 2009, was approximately $432,000. The net change in this financial statement line item is included in the accompanying consolidated statement of cash flows. The effect of the derivative instrument designated as a cash flow hedge on the Company's unaudited condensed consolidated statement of income for the six months ended June 30, 2009, was approximately $190,000.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instrument" which amends disclosures about fair value of financial instruments. The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 are effective for interim and annual financial periods ending after June 15, 2009. This FSP is now effective for the Company and it does not have a material impact on the financial statements.

       In April 2009, the FASB issued F SFAS 115-2, FAS 124-2 and EITF 99-20-2, "Recognition and Presentation of Other-Than-Temporary- Impairment" ("FSP FAS 115-2") which clarifies other-than-temporary impairment. The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company has adopted the provisions of FSP FAS 115-2 and there was no material impact on the Company's financial condition or results of operations.

          In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" which clarifies the application of fair value accounting. The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The FSP is effective for interim and annual periods ending after June 15, 2009. The Company has adopted FSP FAS 157-4 and there was no material impact on the Company's financial condition or results of operations.

          In June 2009, the FASB issued Statement No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

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

         Net income was $684,000 for the six months ended June 30, 2009 compared to $1.1 million for the comparable period in 2008, a decrease of $371,000 or 35%. The Company's provision for loan losses increased $538,000 to $736,000 for the six months ended June 30, 2009. The Company's earning performance in the first six months of 2008 was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 3.55% for the six months ended June 30, 2009 from 4.20% in the comparable quarter in 2008.

              The Company paid dividends of $.08 per share to shareholders during the first and second quarters of 2009. On July 27, 2009, Carrollton Bancorp announced that the Board of Directors elected to reduce the third quarter dividend to $0.04 cents per share payable on September 1, 2009 to shareholders of record as of the close of business on August 14, 2009. This represents a 50% reduction in the quarterly dividend. This was a difficult decision, but, the Company believes it is the right decision in the long run. During a period of such economic weakness with the probability of continued economic turbulence, and the continued pressure on earnings performance for the foreseeable future, the Company felt it would be prudent to take this action now in order to preserve its capital position.

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

FINANCIAL CONDITION

Summary

         Total assets increased $10.5 million to $414.7 million at June 30, 2009 compared to $404.2 million at the end of 2008. The increase was due primarily to the $9.1 million increase in loans held for sale due to the high demand for refinancing existing residential loans because of the low interest rates. Loans increased by $3.3 million or 1.2% to $283.8 million during the period. Total average interest-earning assets increased $34.1 million during the period to $395.4 million and were 96.4% of total average assets at June 30, 2009. Total deposits increased by $20.9 million or 7.1% to $313.2 million as of June 30, 2009 from $292.4 million as of December 31, 2008. Certificate of deposit accounts increased $14.1 million while non-interest bearing checking, savings accounts and money market accounts increased $5.2 million, $1.3 million and $2.4 million respectively. These increases were partially offset by a $2.1 million decrease in interest bearing checking. Stockholders' equity increased 30.0% or $8.2 million to $35.6 million at June 30, 2009. The increase was due primarily to the $9.2 million raised by participation in the U.S. Treasury's Capital Purchase Program through the sale of Series A Preferred Stock, net income of $684,000, all of which was partially offset by Preferred Stock dividends paid of $118,000, Common Stock dividends paid of $411,000 and an increase in accumulated other comprehensive loss of $1.1 million. The increase in accumulated other comprehensive loss was due to the decrease in the fair market value of the available for sale securities and the decrease in the fair market value of the effective cash flow hedge.

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

         Investment securities decreased $2.5 million to $64.3 million at June 30, 2009 from $66.8 million at December 31, 2008. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

         Loans held for sale increased $9.1 million from December 31, 2008 to June 30, 2009 due to the increase in origination activity from the decline in interest rates during the first six months of 2009 compared to the same period in 2008. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

         Loans increased by $3.3 million to $283.8 million at June 30, 2009 from $280.5 million at December 31, 2008. The increase was due to originations exceeding payoffs and was partially reduced by the reclassification of $1.2 million of loans to other real estate owned property.

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

         At June 30, 2009, the Company had twenty impaired loans totaling approximately $3,496,000, nineteen of which have been classified as nonaccrual. The remaining loan was placed on non-accrual in July 2009. The valuation allowance for impaired loans was $1.2 million as of June 30, 2009.

         The following table provides information concerning non-performing assets and past due loans:
                                          June 30,    December 31,    June 30,
                                            2009         2008          2008
                                        ------------- ------------- ------------

Nonaccrual loans                         $  7,051,302  $ 5,027,767  $ 3,651,874
Restructured loans                          1,142,770      771,216      311,846
Foreclosed real estate                      2,751,779    1,736,018    1,542,886
                                        ------------- ------------- ------------

   Total nonperforming assets            $ 10,945,851  $ 7,535,001  $ 5,506,606
                                        ============= ============= ============

Accruing loans past-due 90 days or more  $    134,775  $ 2,216,728  $   844,164
                                        ============= ============= ============

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

         For the six months ended June 30, 2009 and the year ended December 31, 2008, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

         The allowance for loan losses was $3.5 million at June 30, 2009, which was 1.20% of loans compared to $3.2 million at December 31, 2008, which was 1.12% of loans. During the first six months of 2009, the Company experienced net charge-offs of $459,000. The ratio of net loan losses to average loans outstanding decreased to 0.16% for the six months ended June 30, 2009 from 0.82% for the year ended December 31, 2008. The ratio of nonperforming assets and accruing loans past-due 90 days or more as a percent of period-end loans and foreclosed real estate increased to 3.82% as of June 30, 2009 compared to 3.42% at December 31, 2008 due to the increase in non accrual loans and foreclosed real estate.

         The following table shows the activity in the allowance for loan losses:
                                                                   Year Ended
                                      Six Months Ended June 30,    December 30
                                      --------------------------  --------------
                                         2009         2008             2008
                                      ----------- --------------  --------------

Allowance for loan losses - beginning
 of period                            $3,179,741  $   3,270,425  $    3,270,425

Provision for loan losses                736,000        198,000       2,096,000
Charge-offs                             (551,506)      (656,802)     (2,268,477)
Recoveries                                92,777         63,250          81,793
                                       ---------   ------------   --------------

Allowance for loan losses - end of
 period                               $3,457,012  $   2,874,873  $    3,179,741
                                       =========   ============   ==============

Funding Sources

Deposits

         Total deposits increased by $20.9 million or 7.1% to $313.2 million as of June 30, 2009 from $292.4 million as of December 31, 2008. Certificate of deposit accounts increased $14.1 million while non-interest bearing checking, savings accounts and money market accounts increased $5.2 million, $1.3 million, and $2.4 million, respectively. These increases were partially offset by a $2.1 million decrease in interest bearing checking.

Borrowings

         Advances from the Federal Home Loan Bank (FHLB) decreased $12.9 million to $52.4 million at June 30, 2009. The increase in deposits was used to pay down the advances. Total borrowings decreased $18.3 million to $61.2 million at June 30, 2009, compared to $79.4 million at the end of 2008.

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

         The following table summarizes the Company's capital ratios:

                                                     Minimum        To Be
                           June 30,  December 31,  Regulatory       Well
                             2009        2008      Requirements  Capitalized
                           ---------  -----------  ------------ -------------

Risk-based capital ratios:
  Tier 1 capital               11.97%        9.84%        4.00%         6.00%
  Total capital                13.00        10.91         8.00         10.00

Tier 1 leverage ratio           9.79         8.17         4.00          5.00

         As of June 30, 2009 and December 31, 2008, the Company is considered well capitalized. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Management knows of no conditions or events that would change this classification.

     Total shareholders' equity increased 30.0% or $8.2 million to $35.6 million at June 30, 2009. The increase was due primarily to the $9.2 million raised by participation in the U. S. Treasury's Capital Purchase Program through the sale of Series A Preferred Stock, net income of $684,000, all of which was partially offset by Preferred Stock dividends paid of $118,000 and Common Stock dividends paid of $411,000 and an increase in accumulated other comprehensive loss of $1.1 million. The increase in accumulated other comprehensive loss was due to the decrease in the fair market value of the available for sale securities and the decrease in the fair market value of the effective cash flow hedge.

RESULTS OF OPERATIONS

Summary

         Carrollton Bancorp reported net income for the first six months of 2009 of $684,000 compared to $1.1 million for the comparable period in 2008. Net income available to common shareholders for the six months ended June 30, 2009 was $477,000 ($0.19 per diluted shares) compared to $1.1 million ($0.39 per diluted share) for the prior year period. The Company's provision for loan losses increased $538,000 to $736,000 for the six months ended June 30, 2009. The Company's earning performance in the first six months of 2008 was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 3.55% for the six months ended June 30, 2009 from 4.20% in the comparable period in 2008.

         Return on average assets and return on average equity are key measures of a Company's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the six months ended June 30, 2009 was 0.33%, compared to 0.59% for the corresponding period in 2008. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the six months ended June 30, 2009 was 4.05%, compared to 6.25% for the corresponding period in 2008.

         Interest and fee income on loans decreased 1.1% or $103,000 as a result of the yield on loans declining 102 basis points to 5.90% while average loans increased $44.1 million to $313.9 million. Total interest decreased 1.0 % or $114,000. Net interest income decreased 1.8% or $122,000 due to the compression of the Company's net interest margin to 3.55% for the six months ended June 30, 2009 from 4.20% in the comparable period in 2008. Non-interest income was $3.9 million compared to $3.3 million for the same period in 2008, an increase of $566,000 or 17%. This increase was due to the $849,000 increase in mortgage banking fees and gains and was partially offset by the $47,000 decrease in service charges, $145,000 decrease in brokerage commissions, $22,000 decrease in Electronic Banking fees and the $72,000 decrease in gains on securities sales due to the one time $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008.

                Non-interest expenses were $9.0 million for the first six months of 2009 compared to $8.6 million for the same period in 2008, an increase of $444,000 or 5.2%. Salaries increased $241,000 due to normal salary increases and increased commissions paid primarily to the loan originators in the mortgage subsidiary as described above. Other operating expenses increased $301,000 due to the $408,000 increase in the FDIC insurance premiums due to a FDIC special assessment, deposits increasing $40.3 million and the one time assessment credit fully utilized as of December 31, 2008. Also, OREO expenses increased $194,000 and various loan expenses, i.e. appraisals, credit reports, and fees related to collection of loans increased $61,000. These increases were partially offset by $45,000 decrease in employee benefits, primarily medical benefits and a $46,000 decrease in professional fees due to reimbursement of legal fees from the insurance company related to a specific claim. Also, in 2008, there was a $368,000 charge recorded for closing the Wilkens drive-thru.

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

         Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) decreased from $7.1 million for the first six months of 2008 to $7.0 million for the first six months of 2009. This decrease in net interest income was due primarily to the decrease in the net interest margin from 4.20% for the first six months of 2008 to 3.55% for the first six months of 2009. The decrease in net interest income from the decrease in the net interest margin was partially offset by the $56.6 million increase in average interest-earning assets.

         Interest income on loans on a tax equivalent basis (a non-GAAP measure) decreased 1.1% during the first six months of 2009. The yield on loans decreased to 5.90% during the first six months of 2009 from 6.92% during the first six months of 2008. The Company continues to emphasize commercial real estate and small business loan production.

         Interest income from investment securities and overnight investments on a tax equivalent basis (a non-GAAP measure) was $1.9 million for the first six months of 2009, compared to $1.8 million for the first six months of 2008, representing a 3.7% increase. The investment portfolio on average increased 14.2% or $9.0 million, while the overall yield on investments decreased from 5.59% for the first six months of 2008 to 5.23% for the first six months of 2009. The yield on Federal Funds Sold and the FHLB deposit decreased to 0.09% for the first six months of 2009 compared to 2.87% for the same period in 2008 due to the Federal Open Market Committee (FOMC) reducing rates by 1.75%. The Federal Reserve has set the Federal Funds rate between 0% and 25 basis points.

         Interest expense was substantially the same at $4.1 million for the first six months of 2009 and 2008. The cost of interest-bearing liabilities decreased to 2.53% for the first six months of 2009 compared to 2.99% for the first six months of 2008. The decrease was due to the FOMC reducing rates by 1.75%. The decrease in the yield of interest-bearing liabilities was offset by the $50.9 million or 18.5% increase in interest-bearing liabilities to $326.0 million as of June 2009 from $275.2 million as of June 30, 2008.

         The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense, and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                            Six Months Ended June 30, 2009
                                                         ------------------------------------
                                                           Average
                                                           balance     Interest     Yield
                                                         ------------ ---------- ------------
ASSETS
Interest-earning assets:
  Federal funds sold and other interest bearing deposits $  5,418,836 $    2,356         0.09%
  Federal Home Loan Bank stock                              3,689,824     (9,087)       (0.50)
  Investment securities (a)                                72,463,311  1,880,329         5.23
  Loans, net of unearned income: (a)
   Demand and time                                         63,755,425  1,547,646         4.90
   Residential mortgage (b)                               114,387,436  3,231,625         5.71
   Commercial mortgage and construction                   134,460,032  4,361,954         6.54
   Installment                                              1,242,483     41,355         6.71
   Lease financing                                             12,249      1,122        18.47
                                                         ------------ ----------
     Total loans                                          313,857,625  9,183,702         5.90
                                                         ------------ ----------
   Total interest-earning assets                          395,429,596 11,057,300         5.64
Noninterest-earning assets:
  Cash and due from banks                                   2,574,288
  Premises and equipment                                    7,248,863
  Other assets                                             14,027,436
  Allowance for loan losses                                (3,310,515)
  Unrealized losses on available for sale securities       (5,953,022)
                                                         ------------
     Total assets                                        $410,016,646
                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                        $ 51,827,756     58,668         0.23
  Money market                                             42,996,395    343,943         1.61
  Other time                                              161,417,868  2,957,785         3.71
  Borrowings                                               69,793,929    735,582         2.13
                                                         ------------ ----------
Total interest bearing liabilities                        326,035,948  4,095,978         2.53
                                                                      ----------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                             46,468,133
  Other liabilities                                         3,691,971
Shareholders' equity                                       33,820,594
                                                         ------------
     Total liabilities and shareholders' equity          $410,016,646
                                                         ============




Net interest margin                                      $395,429,596 $6,961,322         3.55%
                                                         ============ ========== ============

                                                           Six Months Ended June 30, 2008
                                                        ------------------------------------
                                                          Average
                                                          balance    Interest      Yield
                                                        ------------ ----------- -----------
ASSETS
Interest-earning assets:
  Federal funds sold and Federal Home Loan Bank deposit $  3,518,395 $    50,986        2.87%
  Federal Home Loan Bank stock                             2,114,532      67,099        6.38
  Investment securities (a)                               63,471,704   1,765,278        5.59
  Loans, net of unearned income: (a)
   Demand and time                                        68,646,246   2,180,146        6.39
   Residential mortgage (b)                               85,330,879   2,815,151        6.60
   Commercial mortgage and construction                  114,249,901   4,237,399        7.46
   Installment                                             1,298,462      47,997        7.43
   Lease financing                                           201,682       4,459        4.45
                                                        ------------ -----------
     Total loans                                         269,727,170   9,285,152        6.92
                                                        ------------ -----------
   Total interest-earning assets                         338,831,801  11,168,515        6.63
Noninterest-earning assets:
  Cash and due from banks                                  7,918,455
  Premises and equipment                                   7,306,867
  Other assets                                             9,143,908
  Allowance for loan losses                               (3,141,284)
  Unrealized gains on available for sale securities          623,885
                                                        ------------
     Total assets                                       $360,683,632
                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                       $ 54,046,783      63,114        0.24
  Money market                                            50,006,142     594,498        2.39
  Other time                                             123,628,942   2,684,433        4.37
  Borrowings                                              47,483,184     745,144        3.16
                                                        ------------ -----------
 Total interest bearing liabilities                      275,165,051   4,087,189        2.99
                                                                     -----------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits                           50,312,261
   Other liabilities                                       1,422,203
Shareholders' equity                                      33,784,117
                                                        ------------
     Total liabilities and shareholders' equity         $360,683,632
                                                        ============

Net interest margin                                     $338,831,801 $ 7,081,326        4.20%
                                                        ============ =========== ===========


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

         The Company recorded a provision for loan losses of $736,000 in the first six months of 2009 and $198,000 in the first six months of 2008. Nonaccrual, restructured, foreclosed real estate, and delinquent loans over 90 days to total loans and OREO increased to 3.82% at June 30, 2009 compared to 2.39% June 30, 2008 and increased from 3.42% at December 31, 2008.

Noninterest Income

          For the first six months of 2009, non-interest income was $3.9 million compared to $3.3 million for the same period in 2008, an increase of $566,000 or 17.1%. This increase was due to the $849,000 increase in mortgage banking fees and gains and was partially offset by the $47,000 decrease in service charges, $145,000 decrease in brokerage commissions, $22,000 decrease in Electronic Banking fees and the $72,000 decrease in gains on securities sales due to the one time $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008.

         The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission decreased $145,000, or 37.1%, during the six months ended June 30, 2009, compared to the same period in 2008.
         Electronic banking fee income decreased by $22,000 for the six months ended June 30, 2009 compared to the corresponding period in 2008. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 84% of total electronic banking revenue. Fees from ATMs represent approximately 4% of total electronic banking revenue. Fees from check cards and other service charges represent approximately 12% of electronic banking revenue.

         Mortgage-banking revenue increased by $849,000 to $2.1 million in 2009 from $1.3 million in 2008. Because of the low interest rates, loan originations due to refinancing of residential loans increased significantly in 2009, compared to the same period in 2008. During 2004, the Company opened a mortgage subsidiary, CMSI. Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.

         The Company realized gains on callable mortgage-backed securities of $9,000 for the six months ended June 30, 2009, compared to gains of $81,000 on the sales of equity securities for the same period in 2008. The gain in 2008 related primarily to the cash received subsequent to the Visa, Inc. initial public offering that occurred in March 2008.

Noninterest Expense

         Non-interest expenses were $9.0 million for the first six months of 2009 compared to $8.6 million for the same period in 2008, an increase of $444,000 or 5.2%. Salaries increased $241,000 due to normal salary increases and increased commissions paid primarily to the loan originators in the mortgage subsidiary. Because of the low interest rates, loan originations due to refinancing of residential loans increased significantly in 2009, compared to the same period in 2008. Other operating expenses increased $301,000 due to the $408,000 increase in FDIC insurance premiums due to a FDIC special assessment, deposits increasing $40.3 million and the one time assessment credit fully utilized as of December 31, 2008. Also, OREO expenses increased $194,000 and various loan expenses, i.e. appraisals, credit reports, and fees related to collection of loans increased $61,000. These increases were partially offset by $44,000 decrease in employee benefits, primarily medical benefits and the $46,000 decrease in professional fees due to reimbursement of legal fees from the insurance company related to a specific claim. Also, in 2008, there was a $368,000 charge recorded for closing the Wilkens drive-thru.

Income Taxes

         For the six month period ended June 30, 2009, the Company's effective tax rate was 26.8%, compared to 28.4% for the same period in 2008. The effective tax rate may fluctuate from year to year due to changes in the mix of tax-exempt loans and investments.

Results of Operations - Second Quarter 2009 and 2008

         Net income for the second quarter of 2009 was $196,000 compared to $627,000 for the second quarter of 2008, a 68.7% decrease. Net income available to common shareholder for the second quarter of 2009 was $49,000 ($0.02 per diluted share) compared to $627,000 ($0.24 per diluted share) for the second quarter of 2008.

         Second quarter net interest income decreased by $149,000 or 4.2% to $3.4 million in 2009. The decrease in net interest income was due to a decrease in the Company's net interest margin to 3.47% for the quarter ended June 30, 2009 from 4.20% in the comparable quarter in 2008. The decrease in net interest income from the 73 basis point decrease in the net interest margin was substantially offset by the $48.9 million increase in average interest earning assets.

         Noninterest income continues to be a large contributor to the Company's profitability. The majority of the Company's noninterest income is derived from two sources: the Bank's Electronic Banking Division and Carrollton Mortgage Services, Inc. (CMSI) a subsidiary of Carrollton Bank. Non-interest income was $2.1 million for the three months ended June 30, 2009, an increase of $411,000 or 24.9%, compared to the corresponding period in 2008. This increase was due to the $468,000 increase in mortgage banking fees and gains and the $21,000 increase in Electronic Banking fees. These increases were partially offset by the $36,000 decrease in service charges and $59,000 decrease in brokerage commissions.

         Non-interest expenses were $4.7 million in the second quarter of 2009 compared to $4.2 million in 2008, an increase of $491,000 or 11.8%. Salaries increased $128,000 due to normal salary increases and increased commissions paid primarily to the loan originators in the mortgage subsidiary. Because of the low interest rates, loan originations due to refinancing of residential loans increased significantly in 2009, compared to the same period in 2008. Other operating expenses increased $509,000 due to the $291,000 increase in the FDIC insurance premiums due to a FDIC special assessment, deposits increasing $40.3 million and the one time assessment credit fully utilized as of December 31, 2008. Also, OREO expenses increased $143,000 and various loan expenses, i.e. appraisals, credit reports, and fees related to collection of loans increased $27,000. The Corporate Headquarters and the Operations Center were relocated to Columbia, Maryland. Printing, stationary and various costs related to the move increased in the quarter ended June 30, 2009. These increases were partially offset by the $48,000 decrease in employee benefits, primarily medical expenses, and a $91,000 decrease in professional fees due primarily to a reimbursement of legal fees from the insurance company related to a specific claim.

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

         The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale. Such assets totaled $94.4 million or 23% of total assets at June 30, 2009.

         The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $106 million at June 30, 2009. Of this total, management places a high probability of required funding within one year of approximately $54.0 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

         The Company also has external sources of funds through the FRB and FHLB, which can be drawn upon when required. There is a line of credit totaling approximately $82 million with the FHLB based on qualifying loans pledged as collateral. In addition, the Company can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $31.3 million of securities pledged at the FHLB under which the Company's subsidiary, Carrollton Bank, could have borrowed approximately $30.3 million. Also, Carrollton Bank has $8.0 million of securities pledged at FRB under which it could have borrowed approximately $7.7 million. Outstanding borrowings at the FHLB were $52.4 million at June 30, 2009. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against this line. There was no balance outstanding under these lines at June 30, 2009. These lines bear interest at the current federal funds rate of the correspondent bank.


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

         Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2009, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

         Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first six months of 2009 or 2008.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 12, 2009. At that meeting, directors were elected, the appointment of the Independent Registered Public Accounting Firm was ratified and the (non-binding) proposal of the compensation of the Company's executives was approved.

ITEM 5.  OTHER INFORMATION

         On July 23, 2009, the Board of Directors of the Company declared a $0.04 per share cash dividend to common shareholders of record on August 14, 2009, payable September 1, 2009.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              (31.1) Rule 13a-14(a) Certification by the Principal Executive Officer

              (31.2) Rule 13a-14(a) Certification by the Principal Financial Officer

              (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

              (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K


                  On July 27, 2009, the Company announced second quarter net income and a $0.04 quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CARROLLTON BANCORP

                                           PRINCIPAL EXECUTIVE OFFICER:

Date   August 11, 2009                     /s/Robert A. Altieri
       ----------------------              -------------------------------------

                                           Robert A. Altieri
                                           President and Chief Executive Officer

                                           PRINCIPAL FINANCIAL OFFICER:

Date   August 11, 2009                     /s/James M .Uveges
       ----------------------              -------------------------------------

                                           James M. Uveges
                                           Senior Vice President, and
                                           Chief Financial Officer