Form 10-Q
period 2009-09-30
CARROLLTON BANCORP
filed 2009-11-12
CIK 859222

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

                           ----------------------------

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


     State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            2,568,588 common shares outstanding at November 5, 2009

================================================================================

                               CARROLLTON BANCORP
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

  Item 1. Financial Statements:
     Consolidated Balance Sheets as of September 30, 2009 (unaudited) and
      December 31, 2008                                                       3
     Consolidated Statements of Income for the Three and Nine Months Ended
      September 30, 2009 and 2008 (unaudited)                                 4
     Consolidated Statements of Shareholders' Equity for the Nine Months
      Ended September 30, 2009 and 2008 (unaudited)                           5
     Consolidated Statements of Cash Flows for the Nine Months Ended
      September 30, 2009 and 2008 (unaudited)                                 6
     Notes to Consolidated Financial Statements                               7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operation                                                      17
  Item 3. Quantitative and Qualitative Disclosures about Market Risk         28
  Item 4. Controls and Procedures                                            28
PART II - OTHER INFORMATION                                                  28
  Item 1. Legal Proceedings                                                  28
  Item 2. Changes in Securities and Use of Proceeds                          28
  Item 3. Defaults Upon Senior Securities                                    28
  Item 4. Submission of Matters to a Vote of Security Holders                28
  Item 5. Other Information                                                  28
  Item 6. Exhibits                                                           29

PART I

ITEM 1. FINANCIAL STATEMENTS

                               CARROLLTON BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,    December 31,
                                                                     2009            2008
                                                                --------------  --------------
                                                                  (unaudited)
ASSETS
Cash and due from banks                                         $   5,672,097   $   6,110,122
Federal funds sold and other interest bearing deposits             14,100,460       4,052,166
Federal Home Loan Bank stock, at cost                               3,876,100       3,575,700
Investment securities:
  Available for sale                                               56,289,143      56,393,865
  Held to maturity (fair value of $9,121,182 and $11,601,875)       8,947,332      10,374,288
Loans held for sale                                                31,173,671      21,701,287
Loans, less allowance for loan losses of $4,636,063 in 2009 and
 $3,682,756 in 2008                                               288,324,192     280,513,415
Premises and equipment                                              7,325,676       7,012,193
Accrued interest receivable                                         1,648,707       1,797,241
Bank owned life insurance                                           4,721,692       4,593,182
Deferred income taxes                                               3,103,388       3,416,895
Other real estate owned                                             2,223,427       1,736,018
Other assets                                                        2,724,588       2,904,812
                                                                --------------  --------------
                                                                $ 430,130,473   $ 404,181,184
                                                                ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                           $  48,625,677   $  45,324,537
  Interest-bearing                                                291,039,613     247,028,739
                                                                --------------  --------------
   Total deposits                                                 339,665,290     292,353,276
Federal funds purchased and securities sold under agreement to
 repurchase                                                         6,458,017      14,210,755
Advances from the Federal Home Loan Bank                           43,460,000      65,230,000
Accrued interest payable                                              308,128         288,410
Accrued pension plan                                                1,968,896       1,968,896
Other liabilities                                                   1,850,885       2,739,154
                                                                --------------  --------------
                                                                  393,711,216     376,790,491
                                                                --------------  --------------

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share (liquidation
 preference of $1,000 per share) authorized 9,201 shares;
 issued and outstanding 9,201 in 2009 and 0 in 2008 (discount
 of $358,250 in 2009 and 0 in 2008)                                 8,821,751              --
Common stock, par $1.00 per share; authorized 10,000,000
 shares; issued and outstanding 2,568,588 in 2009 and 2,564,988
 in 2008                                                            2,568,588       2,564,988
Additional paid-in capital                                         15,684,029      15,255,971
Retained earnings                                                  12,546,139      13,252,272
Accumulated other comprehensive income                             (3,201,250)     (3,682,538)
                                                                --------------  --------------
                                                                   36,419,257      27,390,693
                                                                --------------  --------------
                                                                $ 430,130,473   $ 404,181,184
                                                                ==============  ==============

See accompanying notes to consolidated financial statements.

                                     CARROLLTON BANCORP
                              CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                             ---------------------------  ----------------------------
                                                 2009           2008          2009           2008
                                             -------------  ------------  -------------  -------------
                                              (unaudited)   (unaudited)    (unaudited)    (unaudited)
Interest income:
  Loans                                      $  4,620,824   $ 4,673,173   $ 13,804,256   $ 13,959,111
  Investment securities:
   Taxable                                        593,183       868,309      2,081,832      2,293,207
   Nontaxable                                     118,277        85,145        342,884        261,101
   Dividends                                        1,872        48,709         23,392        149,623
  Federal funds sold and interest-bearing
   deposits with other banks                        3,927         9,385          6,259         55,867
                                             -------------  ------------  -------------  -------------

Total interest income                           5,338,083     5,684,721     16,258,623     16,718,909
                                             -------------  ------------  -------------  -------------

Interest expense:
  Deposits                                      1,773,522     1,550,240      5,138,474      4,898,945
  Borrowings                                      345,118       617,437      1,076,144      1,355,921
                                             -------------  ------------  -------------  -------------

   Total interest expense                       2,118,640     2,167,677      6,214,618      6,254,866
                                             -------------  ------------  -------------  -------------

   Net interest income                          3,219,443     3,517,044     10,044,005     10,464,043
Provision for loan losses                       1,600,000       799,000      2,336,000        997,000
                                             -------------  ------------  -------------  -------------

   Net interest income after provision for
    loan losses                                 1,619,443     2,718,044      7,708,005      9,467,043
                                             -------------  ------------  -------------  -------------

Noninterest income:
  Electronic Banking                              496,369       450,560      1,404,630      1,380,388
  Mortgage-banking fees and gains               1,049,299       652,099      3,180,426      1,933,762
  Service charges on deposit accounts             182,378       215,645        547,266        627,136
  Brokerage commissions                           140,827       176,694        387,899        569,213
  Other fees and commissions                      101,737       146,054        313,425        355,779
  Security gains (losses), net                   (243,927)        1,051       (234,840)        81,715
                                             -------------  ------------  -------------  -------------

   Total noninterest income                     1,726,683     1,642,103      5,598,806      4,947,993
                                             -------------  ------------  -------------  -------------

Noninterest expenses:
  Salaries                                      1,916,411     1,772,170      5,559,040      5,173,710
  Employee benefits                               374,492       415,779      1,283,582      1,369,384
  Occupancy                                       590,384       596,717      1,770,935      1,768,821
  Furniture and equipment                         152,795       162,416        444,888        469,853
  Professional services                           187,552       201,503        587,467        647,740
  Lease buyout - branch                          (108,153)           --       (108,153)       368,000
  Other operating expenses                      1,300,894     1,216,390      3,901,901      3,148,341
                                             -------------  ------------  -------------  -------------

   Total noninterest expenses                   4,414,375     4,364,975     13,439,660     12,945,849
                                             -------------  ------------  -------------  -------------

   Income (loss) before income taxes           (1,068,249)       (4,828)      (132,849)     1,469,187
Income tax provision (benefit)                   (474,736)      (55,557)      (223,809)       362,591
                                             -------------  ------------  -------------  -------------

   Net income (loss)                             (593,513)       50,729         90,960      1,106,596
Preferred stock dividends and discounts
 accretion                                        138,039            --        345,099             --
Net income (loss) available to common
 shareholders                                $   (731,552)  $    50,729   $   (254,139)  $  1,106,596
                                             =============  ============  =============  =============
Basis net income (loss) per common share     $      (0.28)  $      0.02   $      (0.10)  $       0.42
                                             =============  ============  =============  =============

Diluted net income (loss) per common share   $      (0.28)  $      0.02   $      (0.10)  $       0.42
                                             =============  ============  =============  =============

See accompanying notes to consolidated financial statements.

                                             CARROLLTON BANCORP
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      For the Nine Months Ended September 30, 2009 and 2008 (unaudited)

                                                                                   Accumulated
                                                       Additional                    Other
                             Preferred      Common       Paid-In      Retained    Comprehensive  Comprehensive
                               Stock        Stock        Capital      Earnings       Income          Income
                            ------------ ------------ ------------- ------------- -------------  -------------
Balances at December 31,
 2007                       $        --  $ 2,834,975  $ 18,781,651  $ 13,654,180  $    660,495
Net income                           --           --            --     1,106,596            --   $  1,106,596
Changes in net unrealized
 gains (losses) on
 securities available for
 sale, net of tax                    --           --            --            --    (1,625,399)    (1,625,399)
 Cash flow hedging
  derivative                         --           --            --            --       124,351        124,351
                                                                                                 -------------
Comprehensive loss                                                                               $   (394,452)
                                                                                                 =============

Shares acquired and canceled         --     (276,137)   (3,607,733)           --            --

Stock options exercised
 including tax benefit of
 $32,663                             --        2,550        27,939            --            --

Issuance of stock under 2007
 Equity Plan                         --        3,600        46,800            --            --

Stock based compensation             --           --         5,486            --            --
Cash dividends, $0.24 per
 share                               --           --            --      (940,962)           --
                            ------------ ------------ ------------- ------------- -------------
Balances at September 30,
 2008                       $        --  $ 2,564,988  $ 15,254,143  $ 13,819,814  $   (840,553)
                            ============ ============ ============= ============= =============


Balances at December 31,
 2008                       $        --  $ 2,564,988  $ 15,255,971  $ 13,252,272  $ (3,682,538)
Net income                           --           --            --        90,960            --   $     90,960
Changes in net unrealized
 gains (losses) on
 securities available for
 sale, net of tax                    --           --            --            --       625,647        625,647
Cash flow hedging
 derivatives                         --           --            --            --      (144,359)      (144,359)
                                                                                                 -------------
Comprehensive income                 --           --            --            --                 $    572,248
                                                                                                 =============
Issuance of U.S. Treasury
 preferred stock              8,770,572           --       409,428            --            --
 Accretion of discount
  associated with U.S.
  Treasury preferred stock       51,179           --            --       (51,179)           --
Issuance of stock under
 2007 Equity Plan                    --        3,600        17,037            --            --

Stock based compensation             --           --         1,593            --            --
Preferred stock cash
 dividend $25.28 per share           --           --            --      (232,581)           --
Cash dividends, $0.20 per
 share                               --           --            --      (513,333)           --
                            ------------ ------------ ------------- ------------- -------------
Balances at September 30,
 2009                       $ 8,821,751  $ 2,568,588  $ 15,684,029  $ 12,546,139  $ (3,201,250)
                            ============ ============ ============= ============= =============

See accompanying notes to consolidated financial statements.

                               CARROLLTON BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2009 and 2008

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                   2009             2008
                                                              --------------  ---------------
                                                                (unaudited)     (unaudited)
Cash flows from operating activities:
  Net income                                                  $      90,960   $    1,106,596
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Provision for loan losses                                      2,336,000          997,000
   Depreciation and amortization                                    631,065          646,119
   Deferred income taxes (benefits)                                (238,394)         224,777
   Amortization of premiums and discounts                          (101,041)         (60,562)
   Gains on disposal of securities                                   (9,087)         (81,715)
   Write down of securities                                         243,927               --
   (Gains) loss on sale of Other Real Estate Owned                  105,971          (18,981)
   Loans held for sale made, net of principal sold               (9,472,384)     (11,684,214)
   Write down of foreclosed real estate                                  --          201,000
   Loss on disposal of premises and equipment                         1,390               --
   Stock-based compensation expense                                   1,593            5,486
   Issuance of stock under 2007 Equity Plan                          20,637           50,400
   (Increase) decrease in:
     Accrued interest receivable                                    148,534          (89,144)
     Prepaid income taxes                                          (119,421)        (357,410)
     Cash surrender value for bank owned life insurance            (128,510)        (117,831)
     Other assets                                                   164,865         (250,096)
   Increase (decrease) in:
     Accrued interest payable                                        19,718          161,450
     Deferred loan origination fees                                 (98,290)         (55,907)
     Other liabilities                                             (888,269)         620,372
                                                              --------------  ---------------
       Net cash used in provided by operating activities         (7,290,736)      (8,702,660)

Cash flows from investing activities:
  Proceeds from sales, maturities, calls and principal
   payments of securities available for sale                      7,207,096          495,514
  Proceeds of maturities, calls and principal payments of
   securities held to maturity                                    1,198,166        5,966,928
  Purchase of Federal Home Loan Bank stock                         (300,400)      (2,990,600)
  Purchase of securities available for sale                      (5,974,194)     (32,511,446)
  Loans made, net of principal collected                        (11,413,444)     (21,283,831)
  Purchase of premises and equipment                               (811,159)        (477,121)
  Proceeds from sale of foreclosed real estate                      771,578               --
  Proceeds from sale of premises and equipment                           --           15,081
                                                              --------------  ---------------
     Net cash used in investing activities                       (9,322,357)     (48,832,752)
                                                              --------------  ---------------

Cash flows from financing activities:
  Net increase in time deposits                                  44,365,386       10,347,121
  Net increase (decrease) in other deposits                       2,946,628      (18,155,793)
  (Payments) advances of Federal Home Loan Bank Advances        (21,770,000)      66,400,000
  Net decrease in other borrowed funds                           (7,752,738)      (2,422,495)
  Stock options exercised                                                --           28,607
   Common stock repurchases and retirement                               --       (3,883,870)
   Net proceeds of issuance of preferred stock and warrant        9,180,000               --
   Income tax benefit from exercise of stock options                     --            1,883
   Dividends paid                                                  (745,914)        (940,962)
                                                              --------------  ---------------
   Net cash provided by financing activities                     26,223,362       51,377,491
                                                              --------------  ---------------
   Net increase (decrease) in cash and cash equivalents           9,610,269       (6,160,921)
Cash and cash equivalents at beginning of period                 10,162,288       16,926,981
                                                              --------------  ---------------
Cash and cash equivalents at end of period                    $  19,772,557   $   10,766,060
                                                              ==============  ===============

Supplemental information:
  Interest paid on deposits and borrowings                    $   6,194,900   $    6,093,416
                                                              ==============  ===============
  Income taxes (refund) paid                                  $    (203,388)  $       20,001
                                                              ==============  ===============
Non cash activity
  Real estate acquired in settlement of loans                 $   1,364,958   $    1,432,343
                                                              ==============  ===============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the three and nine months ended
                    September 30, 2009 and 2008 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements prepared for Carrollton Bancorp ("the Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company's 2008 Annual Report on Form 10-K filed with the Security and Exchange Commission (SEC).

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

     The consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that will be achieved for the entire year.

     Accounting Standards Codification. The Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Derivative Instruments and Hedging Activities

     The Company accounts for derivative instruments and hedging activities utilizing accounting guidance established for Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value using Level 2 inputs as defined in Note 7. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in "Other Comprehensive Income," net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

     The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor has a notional amount of $10.0 million with a minimum interest rate of 7.00% based on U.S. prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor has a term of five years. This interest rate Floor is designated a cash flow hedge, as it is designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans will change whenever the repricing index changes, plus or minus a credit spread (based on each loan's underlying credit characteristics), until the maturity of the interest rate Floor. Should the Prime rate index fall below the strike level of the Floor prior to maturity, the Floor's counterparty will pay the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The estimated fair value of the Floor at September 30, 2009 was $353,000 and is recorded in "Other Assets" and changes in the fair value are recorded as "Other Comprehensive Income," a component of shareholders' equity.

     The bank counterparty to the interest rate floor exposes the Company to credit-related losses in the event of its non-performance. The Company monitors ratings, and potential downgrades of the counterparty on at least a quarterly basis.

NOTE 2 - NET INCOME PER SHARE

     The calculation of net income per common share is as follows:

                                            Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                        ------------------------- -------------------------
                                            2009         2008         2009         2008
                                        ------------ ------------ ------------ ------------
Basic:
  Net income (loss)                     $  (593,513) $    50,729  $    90,960  $ 1,106,596
  Net income (loss) available to common
   shareholders                            (731,552)      50,729     (254,139)   1,106,596
  Average common shares outstanding       2,568,588    2,567,284    2,566,847    2,639,061
  Basic net income (loss) per common
   share                                $     (0.28) $      0.02  $     (0.10) $      0.42
                                        ============ ============ ============ ============
Diluted:
  Net income (loss)                     $  (593,513) $    50,729  $    90,960  $ 1,106,596
  Net income (loss) available to common
   shareholders                            (731,552)      50,729     (254,139)   1,106,596
  Average common shares outstanding       2,568,588    2,567,284    2,566,847    2,639,061
  Stock option adjustment                        --           --           --           --
                                        ------------ ------------ ------------ ------------
  Average common shares outstanding -
   diluted                                2,568,588    2,567,284    2,566,847    2,639,061
  Diluted net income (loss) per common
   share                                $     (0.28) $      0.02  $     (0.10) $      0.42
                                        ============ ============ ============ ============

NOTE 3 - INVESTMENT SECURITIES

Investment securities are summarized as follows:

                                        Amortized    Unrealized   Unrealized      Fair
                                          cost          gains       losses        value
-------------------------------------------------------------------------------------------
September 30, 2009
Available for sale
 U.S. government agency               $ 18,281,050  $   255,184  $    12,558  $ 18,523,676
 Mortgage-backed securities             21,558,560    1,228,299      266,608    22,520,251
 State and municipal                     8,812,836      230,755           --     9,043,590
 Corporate bonds                         9,703,401           --    5,077,287     4,626,114
                                      ------------- ------------ ------------ -------------
                                        58,355,847    1,714,238    5,356,453    54,713,631
 Equity securities                       1,604,048      250,715      279,250     1,575,512
                                      ------------- ------------ ------------ -------------
                                      $ 59,959,895  $ 1,964,953  $ 5,635,703  $ 56,289,143
                                      ============= ============ ============ =============
Held to maturity
 U.S. government agency               $         --  $        --  $        --  $         --
 Mortgage-backed securities              4,782,874      241,933           --     5,024,807
 State and municipal                     3,912,889      131,014           --     4,043,903
 Corporate bonds                           251,569           --      199,097        52,472
                                      ------------- ------------ ------------ -------------
                                      $  8,947,332  $   372,947  $   199,097  $  9,121,182
                                      ============= ============ ============ =============

                                        Amortized    Unrealized   Unrealized      Fair
                                          cost          gains       losses        value
-------------------------------------------------------------------------------------------
December 31, 2008
Available for sale
 U.S. government agency               $ 18,103,498  $   230,681  $        --  $ 18,334,178
 Mortgage-backed securities             24,688,564      859,292      578,010    24,969,846
 State and municipal                     7,033,219       20,282      162,788     6,890,713
 Corporate bonds                         9,664,031           --    5,530,389     4,133,642
                                      ------------- ------------ ------------ -------------
                                        59,489,312    1,110,255    6,271,187    54,328,379
 Equity securities                       1,608,495      539,982       82,991     2,065,486
                                      ------------- ------------ ------------ -------------
                                      $ 61,097,807  $ 1,650,237  $ 6,354,178  $ 56,393,865
                                      ============= ============ ============ =============
Held to maturity
 U.S. government agency               $         --  $        --  $        --  $         --
 Mortgage-backed securities              5,966,091      144,174        1,714     6,108,552
 State and municipal                     3,912,836           --       20,277     3,892,560
 Corporate bonds                           495,361           --      364,616       130,745
                                      ------------- ------------ ------------ -------------
                                      $ 10,374,288  $   144,174  $   386,607  $ 10,131,857
                                      ============= ============ ============ =============

     As of September 30, 2009, securities with unrealized losses segregated by length of impairment were as follows:

                       Less than 12 months        12 months or longer              Total
                        Fair     Unrealized       Fair      Unrealized        Fair      Unrealized
                       Value       Losses         Value       Losses          Value       Losses
----------------------------------------------------------------------------------------------------
U. S. government
 agency             $ 4,970,300  $  (12,558)  $        --  $         --  $  4,970,300  $    (12,558)
Mortgage-backed
 securities                  --          --     3,029,805      (266,608)    3,029,805      (266,608)
Corporate bonds              --          --     4,678,585    (5,276,385)    4,678,585    (5,276,385)
Equity securities       989,706    (257,819)       33,124       (21,431)    1,022,830      (279,250)
                    ------------ -----------  ------------ ------------- ------------- -------------
                    $ 5,960,006  $ (270,377)  $ 7,741,514  $ (5,564,424) $ 13,701,520  $ (5,834,801)
                    ============ ===========  ============ ============= ============= =============

     Contractual maturities of debt securities at September 30, 2009 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                               Available for sale          Held to maturity
                             Amortized       Fair       Amortized       Fair
Maturing                       Cost          Value         Cost         Value
--------------------------------------------------------------------------------
Within one year            $         --  $         --  $        --  $        --
Over one to five years        3,710,389     3,686,365           --           --
Over five to ten years        7,333,907     7,522,526    3,912,889    4,043,903
Over ten years               25,752,990    20,984,489      251,569       52,472
Mortgage-backed securities   21,558,560    22,520,251    4,782,874    5,024,807
                           ------------- ------------- ------------ ------------
                           $ 58,355,846  $ 54,713,631  $ 8,947,332  $ 9,121,182
                           ============= ============= ============ ============

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

     Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Furthermore, as of September 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses, except for the trust preferred securities described below, are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2009, management believes the impairments detailed in the table above except for the trust preferred securities described below are temporary and no impairment loss has been realized in the Company's consolidated income statement.

     At September 30, 2009 and December 31, 2008, the Company owned five collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies ("TRUP CDOs"). The market for these securities at September 30, 2009 and December 31, 2008 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing or able to transact for these securities.

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

     Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

     o The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2009 and December 31, 2008;

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

The following table (Dollars in Thousands) lists the class, credit rating, deferrals and defaults of the five trust preferred securities (PreTSL):

                        Moody       Deferrals              Defaults
                       Credit   -------------------   -------------------
 PreTSL     Class      Rating     Amount    Percent     Amount   Percent
--------- ---------- ---------- ---------- --------    -------- ---------
   XIV    Mezzanine   Ca        $  18,000      1.9%   $      0         0%
  XVIII   C           Ca          124,000     17.5      10,000       1.5
   XIX    B           B3           43,000      5.9      60,000       8.2
   XIX    C           Ca           43,000      5.9      60,000       8.2
   XXII   B-1         B3          206,500     14.2     111,000       7.6
   XXIV   C-1         Caa3        203,300     18.5      96,000       8.7

     Based on qualitative considerations such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we determined that one TRUP CDO included in corporate bonds was other-than-temporarily impaired (OTTI) and wrote our investment in this TRUP CDO down $247,000 to its present value of expected cash flows through earnings at September 30, 2009 to properly reflect credit losses associated with this TRUP CDO. The remaining fair value of the security was approximately $252,000 at September 30, 2009. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the TRUP CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these TRUP CDOs are variable rate instruments. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments.

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

     Stock option expense recognized was $1,593 during the first nine months of 2009 compared to $5,486 during the first nine months of 2008. As of September 30, 2009, there was $531 of unrecognized stock option expense related to nonvested stock options, which will be recognized over the remaining vesting period.

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

     Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered to be derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of September 30, 2009, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

     Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

                                 September 30,  December 31,   September 30,
                                     2009           2008           2008
                                 -------------  -------------  -------------
Loan commitments                 $ 29,606,000   $ 31,395,000   $ 32,278,000
Unused lines of credit             76,042,000     79,654,000     80,128,000
Letters of credit                   3,006,000      2,604,000      2,708,000

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

     The Company raised $9,201,000 through the sale of the Series A Preferred Stock which will qualify as Tier 1 capital. With the full amount of the Treasury's investment, on a pro-forma basis, at December 31, 2008, the Company's Tier I capital ratio would increase to approximately 12.78% and total risk-based capital ratio would increase to approximately 13.84%. The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. Dividends are payable quarterly. On May 15, 2009 and August 15, 2009, the Company paid dividends totaling $232,581.

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

NOTE 7 - FAIR VALUE

     The fair value of an asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

     In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

     Impaired loans and other real estate owned: Nonrecurring fair value adjustments to loans and other real estate owned ("OREO") reflect full or partial write-downs that are based on the loans or OREO's observable market price or current appraised value of the collateral in accordance with "Accounting by Creditors for Impairment of a Loan". Since the market for impaired loans and OREO is not active, loans or OREO subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or OREO are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or OREO subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

     The following table represents the Company's financial assets measured at fair value on a recurring basis as of September 30, 2009:

                                         Carrying Value at September 30, 2009:

                                    Total       (Level 1)    (Level 2)     (Level 3)
                                ------------- ------------ ------------- ------------
     Available for sale
      securities                $ 56,289,143  $ 1,575,512  $ 51,843,798  $ 2,869,833
     Derivative asset                388,598           --       388,598           --

     During the first nine months of 2009, the Company recognized $247,000 of other-than-temporary impairment charges related to a debt security issued by financial institutions.

     Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis during the first nine months of 2009 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

                                    Total       (Level 1)    (Level 2)     (Level 3)
                                ------------- ------------ ------------- ------------
     Loans held for sale        $ 31,173,671  $        --  $ 31,173,671  $        --
     Impaired loans                4,468,403           --     4,468,403           --
     Other real estate owned
      (OREO)                       2,223,427           --     2,223,427           --

     During the first nine months of 2009, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $998,000 of losses related to loans were recognized as chargeoffs for loan losses. There was a $29,000 write down of OREO properties and $77,000 of net losses on sales of OREO properties. During the first nine months of 2009, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

     The following table represents the Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2008:

                                         Carrying Value at December 31, 2008:

                                    Total       (Level 1)    (Level 2)     (Level 3)
                                ------------- ------------ ------------- ------------
     Available for sale
      securities                $ 56,393,865  $ 2,065,486  $ 50,194,737  $ 4,133,642
     Derivative asset                649,792           --       649,792           --

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

                                         Carrying Value at December 31, 2008:

                                    Total       (Level 1)    (Level 2)     (Level 3)
                                ------------- ------------ ------------- ------------

     Loans held for sale        $ 21,701,287  $        --  $ 21,701,287  $        --
     Impaired loans                1,553,548           --     1,553,548           --
     Other real estate owned       1,736,018           --     1,736,018           --

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2009:

     Balance, beginning of period             $ 4,133,642
     Transfers into Level 3                            --
     Unrealized gains                             492,472
                                              ------------
     Balance, end of period                   $ 4,626,114
                                              ============

NOTE 8 - INTEREST RATE FLOOR DERIVATIVE

     The fair value of the derivative instrument, which is included in other assets in the unaudited condensed consolidated balance sheet as of September 30, 2009, was approximately $389,000. The net change in this financial statement line item is included in the accompanying consolidated statement of cash flows. The effect of the derivative instrument designated as a cash flow hedge on the Company's unaudited condensed consolidated statement of income for the nine months ended September 30, 2009, was approximately $281,000.

NOTE 9 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

     As discussed in Note 1 - Summary of Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

     "Investments - Debt and Equity Securities." New authoritative accounting guidance under "Investments - Debt and Equity Securities," (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company's financial statements.

     "Compensation - Retirement Benefits." New authoritative accounting guidance under "Compensation - Retirement Benefits," provides guidance related to an employer's disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under this guidance, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required will be included in the Company's financial statements beginning with the financial statements for the year-ended December 31, 2009.

     "Business Combinations." On January 1, 2009, new authoritative accounting guidance, "Business Combinations," became applicable to the Company's accounting for business combinations closing on or after January 1, 2009. This applies to all transactions and other events in which one entity obtains control over one or more other businesses. It requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. This guidance requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic, "Contingencies." Under ASC Topic, "Business Combinations", the requirements of ASC Topic, "Exit or Disposal Cost Obligations," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic, "Contingencies."

     "Consolidation." New authoritative accounting guidance under ASC Topic, "Consolidation," amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under this ASC Topic, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, this guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic, "Consolidation", became effective for the Company on January 1, 2009 and did not have a significant impact on the Company's financial statements.

     "Derivatives and Hedging." New authoritative accounting guidance under ASC Topic, "Derivatives and Hedging," amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under this guidance, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under this ASC Topic became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 8-Interest Rate Floor Derivative.

     "Fair Value Measurements and Disclosures." New authoritative accounting guidance under ASC Topic,"Fair Value Measurements and Disclosures," affirms that the objective of fair value when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under this ASC Topic during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company's financial statements.

     Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under Fair Value Measurements and Disclosures provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of Fair Value Measurements and Disclosures, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under Fair Value Measurements and Disclosures will be effective for the Company's financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

     "Financial Instruments." New authoritative accounting guidance under ASC Topic, "Financial Instruments," requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under this ASC Topic are included in Note 7 - Fair Value.

     "Subsequent Events." New authoritative accounting guidance under "Subsequent Events," establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance defines
(i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This new authoritative accounting guidance became effective for the Company's financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company's financial statements.

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

     Net income decreased 92% or $1 million for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was due primarily to the $1.3 million increase in provision for loan losses, the $494,000 increase in noninterest expense, the $420,000 decrease in net interest income partially offset by the $651,000 increase in noninterest income and the $586,000 decrease in income tax expenses. The net interest margin decreased to 3.45% for the nine months ended September 30, 2009 from 4.07% in the comparable period in 2008.

     The Company declared a dividend of $0.04 per share to shareholders for the fourth quarter of 2009 and paid a dividend of $0.08 per share during the first and second quarters and $0.04 in the third quarter of 2009.

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

FINANCIAL CONDITION

Summary

     Total assets increased $26.0 million to $430.1 million at September 30, 2009 compared to $404.2 million at the end of 2008. The increase was due primarily to the $9.5 million increase in loans held for sale due to the high demand for refinancing existing residential loans because of the low interest rates. Loans increased by $7.8 million or 2.8% to $288.3 million during the period. Total average interest-earning assets increased $36.5 million during the period to $397.8 million and were 96.3% of total average assets at September 30, 2009. Total deposits increased by $47.3 million or 16.2% to $339.7 million as of September 30, 2009 from $292.4 million as of December 31, 2008. Certificate of deposit accounts increased $44.4 million while non-interest bearing checking and money market accounts increased $3.3 million and $3.2 million respectively. These increases were partially offset by a $3.8 million decrease in interest bearing checking. Stockholders' equity increased 33.0% or $9.0 million to $36.4 million at September 30, 2009. The increase was due primarily to the $9.2 million raised by participation in the U.S. Treasury's Capital Purchase Program through the sale of Series A Preferred Stock, net income of $91,000, all of which was partially offset by Preferred Stock dividends paid of $233,000, Common Stock dividends paid of $513,000 and a decrease in accumulated other comprehensive loss of $481,000. The decrease in accumulated other comprehensive loss was due to the increase in the fair market value of the available for sale securities partially offset by the decrease in the fair market value of the effective cash flow hedge.

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

     Investment securities decreased $1.6 million to $65.2 million at September 30, 2009 from $66.8 million at December 31, 2008. The Company continues to restructure its investment portfolio to manage interest rate risk.

Loans Held for Sale

     Loans held for sale increased $9.5 million from December 31, 2008 to September 30, 2009 due to the increase in origination activity from the decline in interest rates during the first nine months of 2009. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

     Gross loans increased by $8.8 million to $293.0 million at September 30, 2009 from $284.2 million at December 31, 2008. The increase was due to originations exceeding payoffs and was partially reduced by the reclassification of $1.4 million of loans to other real estate owned property.

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

     At September 30, 2009, the Company had nineteen impaired loans totaling approximately $5.8 million, all of which have been classified as nonaccrual. The valuation allowance for impaired loans was $1.3 million as of September 30, 2009.

     The following table provides information concerning non-performing assets and past due loans:

                                            September 30,  December 31, September 30,
                                                 2009          2008          2008
                                            ------------- ------------- -------------

Nonaccrual loans                            $  7,918,015  $  5,027,767  $  9,619,194
Restructured loans                             4,691,136       771,216       773,109
Foreclosed real estate                         2,223,427     1,736,018     1,432,343
                                            ------------- ------------- -------------

  Total nonperforming assets                $ 14,832,578  $  7,535,001  $ 11,824,646
                                            ------------- ------------- -------------

Accruing loans past-due 90 days or more     $         --  $  2,216,728  $    244,913
                                            ============= ============= =============

Allowance for Loan Losses

     The allowance for loan losses represents management's best estimate of probable losses in the existing loan portfolio. The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The Company's allowance for loan loss methodology is based on historical loan loss experience by major category of loans and internal risk grade, specific homogenous risk pools and specific loss allocations, with adjustments for existing economic conditions. The provision for possible loan losses reflects loan quality trends, including the levels and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, and net charge-offs or recoveries, among other factors. The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases in the allowance will not be necessary if loan quality deteriorates.

     The allowance for loan losses was $4.6 million at September 30, 2009, which was 1.58% of loans compared to $3.2 million at December 31, 2008, which was 1.12% of loans. During the first nine months of 2009, the Company experienced net charge-offs of $880,000. The ratio of net loan losses to average loans outstanding decreased to 0.31% for the nine months ended September 30, 2009 from 0.82% for the year ended December 31, 2008. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percent of period-end loans and foreclosed real estate increased to 5.02% as of September 30, 2009 compared to 3.42% at December 31, 2008.

     The following table shows the activity in the allowance for loan losses:

                                                      Nine months Ended      Year Ended
                                                         September 30,      December 31,
                                                      2009         2008         2008
                                                  ------------ ------------ -------------

Allowance for loan losses - beginning of period   $ 3,179,741  $ 3,270,425  $  3,270,425

Provision for loan losses                           2,336,000      997,000     2,096,000
Charge-offs                                          (987,527)    (656,802)   (2,268,477)
Recoveries                                            107,849       72,133        81,793
                                                  ------------ ------------ -------------

Allowance for loan losses - end of period         $ 4,636,063  $ 3,682,756  $  3,179,741
                                                  ------------ ------------ -------------

Funding Sources

Deposits

     Total deposits increased by $47.3 million or 16.2% to $339.7 million as of September 30, 2009 from $292.4 million as of December 31, 2008. Certificate of deposit accounts increased $44.4 million while non-interest bearing checking and money market accounts increased $3.3 million and $3.2 million, respectively. These increases were partially offset by a $3.8 million decrease in interest bearing checking.

Borrowings

     Advances from the Federal Home Loan Bank (FHLB) decreased $21.8 million to $43.5 million at September 30, 2009. The increase in deposits was used to pay down the advances. Total borrowings decreased $29.5 million to $49.9 million at September 30, 2009, compared to $79.4 million at the end of 2008.

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

     In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. As of September 30, 2009 and December 31, 2008, the Company is considered well capitalized. Management knows of no conditions or events that would change this classification.

     The following table summarizes the Company's capital ratios:

                                                            Minimum
                             September 30,  December 31,   Regulatory        To Be
                                 2009           2008      Requirements  Well Capitalized
                             -------------  ------------  ------------  ----------------

Risk-based capital ratios:
  Tier 1 capital                    10.27%         9.84%         4.00%             6.00%
  Total capital                     11.47         10.91          8.00             10.00

Tier 1 leverage ratio                9.55          8.17          4.00              5.00

     Total shareholders' equity increased 33.0% or $9.0 million to $36.4 million at September 30, 2009. The increase was due primarily to the $9.2 million raised by participation in the U. S. Treasury's Capital Purchase Program through the sale of Series A Preferred Stock, net income of $91,000, all of which was partially offset by Preferred Stock dividends paid of $233,000 and Common Stock dividends paid of $513,000 and a decrease in accumulated other comprehensive loss of $481,000. The decrease in accumulated other comprehensive loss was due to the increase in the fair market value of the available for sale securities partially offset by the decrease in the fair market value of the effective cash flow hedge.

RESULTS OF OPERATIONS

Summary

     Carrollton Bancorp reported net income for the first nine months of 2009 of $91,000 compared to $1.1 million for the comparable period in 2008. Net loss attributable to common shareholders for the nine months ended September 30, 2009 was $254,000 ($0.10 loss per diluted shares) compared to net income available to common shareholder of $1.1 million ($0.42 income per diluted share) for the prior year period. The Company's provision for loan losses increased $1.3 million to $2.3 million for the nine months ended September 30, 2009. The Company's earning performance in the first nine months of 2008 was impacted by the $368,000 pretax charge to close the Wilkens drive-thru effective April 30, 2008, partially offset by the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008. The net interest margin decreased to 3.45% for the nine months ended September 30, 2009 from 4.07% in the comparable period in 2008.

     Return on average assets and return on average equity are key measures of a Company's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the nine months ended September 30, 2009 was 0.04%, compared to 0.40% for the corresponding period in 2008. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the nine months ended September 30, 2009 was 0.52%, compared to 4.51% for the corresponding period in 2008.

     Interest and fee income on loans decreased 1.1% or $155,000 as a result of the yield on loans declining 90 basis points to 5.87% while average loans increased $38.9 million to $314.4 million. Total interest decreased 2.8 % or $460,000. Net interest income decreased 4.0% or $420,000 due to the compression of the Company's net interest margin to 3.45% for the nine months ended September 30, 2009 from 4.07% in the comparable period in 2008. Non-interest income was $5.6 million compared to $4.9 million for the same period in 2008, an increase of $651,000 or 13.2%. This increase was due to the $1.2 million increase in mortgage banking fees and gains and was partially offset by the $80,000 decrease in service charges, $181,000 decrease in brokerage commissions, and the $317,000 decrease in gains on securities sales due to the $247,000 other-than-temporary impairment charges related to the debt securities issued by financial institutions compared to the one time $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008.

     Non-interest expenses were $13.4 million for the first nine months of 2009 compared to $12.9 million for the same period in 2008, an increase of $494,000 or 3.8%. Salaries increased $385,000 due to increased commissions paid primarily to the loan originators in the mortgage subsidiary. Because of the lower interest rates, loan originations due to refinancing of residential loans increased significantly in 2009 compared to the same period in 2008. Other operating expenses increased $754,000 due to the $544,000 increase in the FDIC insurance premiums for the FDIC special assessment, average deposits increasing $35.6 million and the one time assessment credit fully utilized as of December 31, 2008. Also, other real estate owned expenses increased $308,000 and various loan expenses, i.e. appraisals, credit reports, and fees related to collection of loans increased $152,000. These increases were partially offset by the $86,000 decrease in employee benefits, primarily medical benefits and the $60,000 decrease in professional fees due to reimbursement of legal fees from the insurance company related to a specific claim. In 2009, there was a recovery of $108,000 of the charges recorded in 2008 for closing the Wilkens drive-thru due to negotiating a lease buy out from the landlord.

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

     Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) decreased from $10.7 million for the first nine months of 2008 to $10.3 million for the first nine months of 2009. This decrease in net interest income was due primarily to the decrease in the net interest margin from 4.07% for the first nine months of 2008 to 3.45% for the first nine months of 2009. The decrease in net interest income from the decrease in the net interest margin was partially offset by the $48.8 million increase in average interest-earning assets.

     Interest income on loans on a tax equivalent basis (a non-GAAP measure) decreased 1.1% during the first nine months of 2009. The yield on loans decreased to 5.87% during the first nine months of 2009 from 6.77% during the first nine months of 2008. The Company continues to emphasize commercial real estate and small business loan production.

     Interest income from investment securities and overnight investments on a tax equivalent basis (a non-GAAP measure) was $2.7 million for the first nine months of 2009, compared to $3.0 million for the first nine months of 2008, representing a 10.1% decrease. The investment portfolio on average increased 5.9% or $4.0 million, while the overall yield on investments decreased from 5.53% for the first nine months of 2008 to 4.96% for the first nine months of 2009. The yield on Federal Funds Sold and other interest bearing deposits decreased to 0.10% for the first nine months of 2009 compared to 2.71% for the same period in 2008. The Federal Reserve has set the Federal Funds rate between 0% and 25 basis points.

     Interest expense was substantially the same at $6.2 million for the first nine months of 2009 and 2008. The cost of interest-bearing liabilities decreased to 2.54% for the first nine months of 2009 compared to 2.91% for the first nine months of 2008. The decrease was due to lower interest rates set by the Federal Open Market Committee (FOMC). The decrease in the yield of interest-bearing liabilities was offset by the $41.0 million or 14.3% increase in average interest-bearing liabilities to $327.8 million as of September 30, 2009 from $286.7 million as of September 30, 2008.

     The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

                                                           Nine Months Ended September 30, 2009
                                                         ----------------------------------------
                                                         Average balance     Interest     Yield
                                                         ---------------  ------------- ---------
ASSETS
Interest-earning assets:
  Federal funds sold and other interest bearing deposits $    7,998,947   $      6,293      0.10%
  Federal Home Loan Bank stock                                3,752,599         (1,171)    (0.04)
  Investment securities (a)                                  71,617,713      2,657,366      4.96
  Loans, net of unearned income: (a)
   Demand and time                                           64,733,391      2,347,272      4.85
   Residential mortgage (b)                                 114,518,262      4,817,559      5.61
   Commercial mortgage and construction                     133,990,039      6,578,823      6.57
   Installment                                                1,162,873         59,749      6.87
   Lease financing                                                8,121          1,122     18.42
                                                         ---------------  -------------
     Total loans                                            314,412,686     13,804,525      5.87
                                                         ---------------  -------------
   Total interest-earning assets                            397,781,945     16,467,013      5.54
Noninterest-earning assets:
  Cash and due from banks                                     2,777,052
  Premises and equipment                                      7,300,849
  Other assets                                               14,075,309
  Allowance for loan losses                                  (3,320,232)
  Unrealized gains on available for sale securities          (5,644,787)
                                                         ---------------
     Total assets                                        $  412,970,136
                                                         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                        $   51,387,721         88,188      0.23%
  Money market                                               44,367,682        524,889      1.58
  Other time                                                168,295,104      4,518,695      3.59
  Borrowings                                                 63,721,488      1,082,846      2.27
                                                         ---------------  -------------
 Total interest bearing liabilities                         327,771,995      6,214,618      2.54
                                                                          -------------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                               46,712,733
  Other liabilities                                           3,799,534
Shareholders' equity                                         34,685,874
                                                         ---------------
     Total liabilities and shareholders' equity          $  412,970,136
                                                         ===============

Net interest income                                                       $ 10,252,395
                                                                          =============

Net interest margin                                                                         3.45%
                                                                                        =========

_____________________________________
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b) Includes loans held for sale

                                                           Nine Months Ended September 30, 2008
                                                         ----------------------------------------
                                                         Average balance     Interest     Yield
                                                         ---------------  ------------- ---------
ASSETS
Interest-earning assets:
  Federal funds sold and other interest bearing deposits $    3,069,186   $     62,239      2.71%
  Federal Home Loan Bank stock                                2,748,144         98,783      4.80
  Investment securities held to maturity and investment
   securities available for sale (a)                         67,663,238      2,799,224      5.53
  Loans, net of unearned income: (a)
   Demand and time                                           67,625,475      3,121,716      6.17
   Residential mortgage (b)                                  87,938,146      4,340,002      6.59
   Commercial mortgage and construction                     118,564,401      6,422,483      7.24
   Installment                                                1,228,334         68,584      7.46
   Lease financing                                              173,442          5,602      4.31
                                                         ---------------  -------------
     Total loans                                            275,529,798     13,958,387      6.77
                                                         ---------------  -------------
   Total interest-earning assets                            349,010,366     16,918,633      6.48
Noninterest-earning assets:
  Cash and due from banks                                     7,969,518
  Premises and equipment                                      7,272,809
  Other assets                                               10,007,991
  Allowance for loan losses                                  (3,064,450)
  Unrealized losses on available for sale securities           (475,941)
                                                         ---------------
     Total assets                                        $  370,720,293
                                                         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and NOW                                        $   53,194,763         93,469      0.24%
  Money market                                               48,259,465        822,284      2.28
  Other time                                                124,000,456      3,973,557      4.28
  Borrowings                                                 61,293,372      1,365,556      2.98
                                                         ---------------  -------------
                                                            286,748,056      6,254,866      2.91
                                                                          -------------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                               49,674,341
  Other liabilities                                           1,559,868
Shareholders' equity                                         32,738,028
                                                         ---------------
     Total liabilities and shareholders' equity          $  370,720,293
                                                         ===============

Net interest income                                                       $ 10,663,767
                                                                          =============


Net interest margin                                                                         4.07%
                                                                                        =========


_____________________________________
(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b) Includes loans held for sale

Provision for Loan Losses

     The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The Company recorded a provision for loan losses of $2.3 million in the first nine months of 2009 compared to $1.0 million in the first nine months of 2008. Nonaccrual, restructured, foreclosed real estate, and delinquent loans over 90 days to total loans and OREO increased to 5.02% at September 30, 2009 compared to 4.28% at September 30, 2008 and increased from 3.42% at December 31, 2008. See the section captioned "Allowance for Loan Losses" elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

     For the first nine months of 2009, non-interest income was $5.6 million compared to $4.9 million for the same period in 2008, an increase of $651,000 or 13%. This increase was due to the $1.2 million increase in mortgage banking fees and gains and the $24,000 increase in Electronic Banking. These increases were partially offset by the $80,000 decrease in service charges, the $181,000 decrease in brokerage commissions and the $317,000 decrease in gains on securities sales due to the $247,000 other-than-temporary impairment charges related to the debt securities issued by financial institutions compared to the one time $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008.

     The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided. Brokerage commission decreased $181,000, or 31.9%, during the nine months ended September 30, 2009, compared to the same period in 2008. Electronic banking fee income increased by $24,000 for the nine months ended September 30, 2009 compared to the corresponding period in 2008. Electronic banking income is comprised of three sources: national point of sale, ("POS") sponsorships, ATM fees and check card fees. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 85% of total electronic banking revenue. Fees from ATMs represent approximately 4% of total electronic banking revenue. Fees from check cards and other service charges represent approximately 11% of electronic banking revenue.

     Mortgage-banking revenue increased by $1.3 million to $3.2 million in 2009 from $1.9 million in 2008. Because of the low interest rates, loan originations due to refinancing of residential loans increased significantly in 2009, compared to the same period in 2008. During 2004, the Company opened a mortgage subsidiary, CMSI. Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.

     The Company incurred losses on securities sales of $235,000 for the nine months ended September 30, 2009, compared to gains of $81,000 on the sales of equity securities for the same period in 2008. The $317,000 decrease in gains on security sales was due to the $247,000 other-than-temporary impairment charge related to the debt securities issued by financial institutions compared to the $80,000 gain related to the Visa, Inc. initial public offering that occurred in March 2008.

Noninterest Expense

     Non-interest expenses were $13.4 million for the first nine months of 2009 compared to $12.9 million for the same period in 2008, an increase of $494,000 or 3.8%. Salaries increased $385,000 due to increased commissions paid primarily to the loan originators in the mortgage subsidiary. Because of the low interest rates, loan originations due to refinancing of residential loans increased significantly in 2009, compared to the same period in 2008. Other operating expenses increased $754,000 due to the $544,000 increase in the FDIC insurance premiums for the FDIC special assessment, average deposits increasing $35.6 million and the one time assessment credit fully utilized as of December 31, 2008. Also, other real estate owned expenses increased $308,000 and various loan expenses, i.e. appraisals, credit reports, and fees related to collection of loans increased $152,000. These increases were partially offset by the $86,000 decrease in employee benefits, primarily medical benefits and the $60,000 decrease in professional fees due to reimbursement of legal fees from the insurance company related to a specific claim. In 2009, there was a recovery of $108,000 of the charges recorded in 2008 for closing the Wilkens drive-thru due to negotiating a lease buy out from the landlord.

Income Taxes

     For the nine month period ended September 30, 2009, the Company recorded a tax benefit of $224,000 compared to a tax expense of $363,000 (effective tax rate was 24.7%) for the same period in 2008. The effective tax rate may fluctuate from year to year due to changes in the mix of tax-exempt loans and investments.

Results of Operations - Third Quarter 2009 and 2008

     Net loss for the third quarter of 2009 was $594,000 compared to net income of $51,000 for the third quarter of 2008, a $644,000 decrease. Net loss attributable to common shareholders for the third quarter of 2009 was $732,000 ($0.28 loss per diluted share) compared to net income available to common shareholders of $51,000 ($0.02 per diluted share) for the third quarter of 2008. The Company recorded a provision for loan losses of $1.6 million in the third quarter of 2009 compared to $799,000 in the same period of 2008. The allowance for loan losses represented 1.58% of outstanding loans as of September 30, 2009 compared to 1.31% at September 31, 2008. Non-performing assets totaled $14.8 million at September 30, 2009 compared to $9.8 million at December 31, 2008 and $12.1 million at September 30, 2008.

     For the quarter ended September 30, 2009, net interest income declined 8.5% or $298,000 to $3.2 million. The $298,000 decrease in net interest income was due to the 60 basis point decrease in the Company's net interest margin to 3.25% for the quarter ended September 30, 2009 from 3.85% in the comparable quarter in 2008. This decrease was partially offset by the $33.3 million increase in average interest-earning assets.

     Non-interest income continues to be a large contributor to the Company's profitability. The majority of the Company's non- interest income is derived from three sources: the Bank's Electronic Banking Division, Carrollton Mortgage Services, Inc. and Carrollton Financial Services, Inc. Non-interest income was $1.7 million for the three months ended September 30, 2009, an increase of 5.2% or $85,000, compared to the corresponding period in 2008. This increase was due to the $397,000 increase in mortgage banking fees and gains and the $46,000 increase in Electronic Banking. These increases were partially offset by the $33,000 decrease in service charges, the $36,000 decrease in brokerage commissions and the $245,000 security losses due primarily to the other-than-temporary impairment charges related to debt securities issued by financial institutions.

     Non-interest expenses were substantially the same at $4.4 million for the quarters ended September 30, 2009 and 2008. Salaries increased $144,000 due to increased commissions paid primarily to the loan originators in the mortgage subsidiary. Because of the lower interest rates, loan originations due to refinancing of residential loans increased significantly in 2009 compared to the same period in 2008. Other operating expenses increased $85,000 due to the $137,000 increase in the FDIC insurance premiums from the effect of the $61.8 million increase in deposits and the one time assessment credit fully utilized as of December 31, 2008. Also, credit expenses relating to OREO increased $95,000 and various loan expenses, such as appraisals, credit reports, and fees related to collection of loans increased $91,000. These increases were partially offset by the $41,000 decrease in employee benefits, primarily medical expenses, and a $14,000 decrease in professional fees due primarily to a reimbursement of legal fees from the insurance company related to a specific claim. The Corporate Headquarter and the Operations Center were relocated to Columbia, Maryland in March 2009 and various costs decreased in the quarter ended September 30, 2009. In 2009, there was a recovery of $108,000 of the charges recorded in 2008 for closing the Wilkens drive-thru due to negotiating a lease buy out from the landlord.

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

     The Company's liquidity is derived primarily from its deposit base and equity capital. Additionally, liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale. Such assets totaled $107.2 million or 25% of total assets at September 30, 2009.

     The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $106 million at September 30, 2009. Of this total, management places a high probability of required funding within one year of approximately $54.0 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

     The Company also has external sources of funds through the FRB and FHLB, which can be drawn upon when required. There is a line of credit totaling approximately $82 million with the FHLB based on qualifying loans pledged as collateral. In addition, the Company can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $29.5 million of securities pledged at the FHLB under which the Company's subsidiary, Carrollton Bank, could have borrowed approximately $28.6 million. Also, Carrollton Bank has $7.9 million of securities pledged at FRB under which it could have borrowed approximately $7.7 million. Outstanding borrowings at the FHLB were $43.5 million at September 30, 2009. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against this line. There was no balance outstanding under these lines at September 30, 2009. These lines bear interest at the current federal funds rate of the correspondent bank.

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

     Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2009, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

     Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first nine months of 2009 or 2008.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On October 22, 2009, the Board of Directors of the Company declared a $0.04 per share cash dividend to common shareholders of record on November 13, 2009, payable December 1, 2009.

ITEM 6. EXHIBITS

(a)  Exhibits

     (31.1)    Rule 13a-14(a) Certification by the Principal Executive Officer

     (31.2)    Rule 13a-14(a) Certification by the Principal Financial Officer

     (32.1) Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

     (32.2) Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)            Reports on Form 8-K

               On October 21, 2009 the Company reported the departure of James
               M. Uveges, Senior Vice President/Chief Financial Officer effective October 16, 2009. Francis X. Ryan, CPA and a member of the Board of Directors, will be the interim Chief Financial Officer until a replacement is found.

               On November 3, 2009, the Company announced a third quarter net loss and a $0.04 quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CARROLLTON BANCORP

                                           PRINCIPAL EXECUTIVE OFFICER:

Date   November 12, 2009                   /s/ Robert A. Altieri
       -----------------                   -------------------------------------

                                           Robert A. Altieri
                                           President and Chief Executive Officer

                                           PRINCIPAL FINANCIAL OFFICER:

Date   November 12, 2009                   /s/ Francis X. Ryan
       -----------------                   -------------------------------------

                                           Francis X. Ryan
                                           Chief Financial Officer