Form 10-K
period 2009-12-31
CARROLLTON BANCORP
filed 2010-03-25
CIK 859222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23090

Carrollton Bancorp

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	52 1660951 (I.R.S. Employer Identification No.)
7151 Columbia Gateway Drive, Suite A Columbia, MD (Address of principal executive offices)	21046 (Zip Code)
(410) 312-5400 (Registrant's telephone number, including area code)

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    (Do not check box if a smaller reporting company) Smaller reporting company ☒

   Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

   The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant upon the closing price of such common equity as June 30, 2009, was approximately $12.0 million. For the purpose of this calculation, directors and executive officers of the registrant are considered affiliates.

   At March 8, 2010, the Registrant had 2,569,188 shares of $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 11, 2010, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as "anticipates," "expects," "plans," "believes," "estimates" and similar expressions also identify forward-looking statements. The forward-looking statements are based on Carrollton Bancorp's current intent, belief and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to:

   Part I. Item 3. Legal Proceedings:

  Statement regarding the impact on the Company of routine legal proceedings.

   Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

  Statements regarding loan growth in real estate development and construction and commercial loan portfolios in 2010.

  Statement regarding 2010 certificate of deposit pricing strategy.

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

   These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore/Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company's filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Carrollton Bancorp undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances, or otherwise. Past results of operations may not be indicative of future results.

PART I

 ITEM 1: BUSINESS

   General. – Carrollton Bancorp, a Maryland corporation (the "Company"), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was organized on January 11, 1990, and is headquartered in Columbia, Maryland. Carrollton Bank (the "Bank") is a commercial bank and the principal subsidiary of the Company. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business and, as of December 31, 2009, had a total of ten full-service branch locations in Maryland with two branch locations in Baltimore City; three branch locations in Anne Arundel County; four branches in Baltimore County and one branch in Harford County. The Bank also has a limited-service branch in Howard County that currently serves customers by appointment only. The Bank's wholly owned subsidiaries are Carrollton Mortgage Services, Inc. ("CMSI"), which is used primarily to originate and sell residential mortgage loans, Carrollton Financial Services, Inc. ("CFS"), which provides brokerage services, and Mulberry Street LLC ("MSLLC") which is used to dispose of other real estate owned. Carrollton Community Development Corporation ("CCDC") is a 96.4% owned subsidiary of the Bank which promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Metropolitan Baltimore area.

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

   The executive offices of the Company and the principal office of the Bank are located at 7151 Columbia Gateway Drive, Suite A, Columbia, Maryland 21046, telephone number (410) 312-5400. The Company files quarterly and annual reports with the Securities and Exchange Commission ("SEC") on forms 10-Q and 10-K, respectively, proxy materials on Schedule 14A and current reports on Form 8-K. The Company makes available, free of charge, all of these reports, as well as any amendments, through the Company's Internet site as soon as is reasonably practicable after they are filed electronically with the SEC. The address of that site is http://www.carrolltonbank.com. The contents of the Company's website are not part of this Annual Report. To access the SEC reports, click on "About Us" — "SEC Filings". The SEC also maintains an internet site that contains reports, proxy materials and information statements at http://www.sec.gov. In addition, the Company will provide paper copies of filings free of charge upon written request.

   Recent Market Developments. – In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U.S. Department of the Treasury ("Treasury") was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

   On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On February 13, 2009, the Company raised $9,201,000 through participation in the TARP Capital Purchase Program.

   The Company issued to Treasury 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the "Series A Preferred Stock"), and a warrant to purchase 205,379 shares of the Company's common stock, par value $1.00 per share. The warrant is exercisable at $6.72 per share at any time on or before February 13, 2019. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

   On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation ("FDIC") adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program"). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the

Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation's financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts ("IOLTA") accounts held at participating FDIC insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.

   The TLG Program was subsequently extended for senior unsecured debt issued after April 1, 2009, and before October 31, 2009, and maturing on or before December 31, 2012. Fees on debt issuance were increased.

   On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the TLG Program. Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility will be at least 300 basis points, which the FDIC reserves the right to increase on a case-by-case basis, depending upon the risks presented by the issuing entity.

   The Company is participating in the FDIC's Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.

   On November 25, 2008, the Company elected to participate in the deposit insurance coverage for non-interest bearing transaction deposit accounts. On December 10, 2008, the Company declined to participate in the senior unsecured debt program as management did not anticipate the need to issue such debt.

   Separately, Congress extended the temporary increase in the standard deposit insurance coverage limit to $250,000 until December 31, 2013.

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

•
A 24-hour ATM network.

•
After-hours depository services.

•
Safe deposit boxes.

•
Other services, such as direct deposit, wire transfers, and IRAs.

   Customer service hours for the Bank are competitive with other institutions in the market area. The Bank also acts as a reseller of services purchased from third party vendors for customers requiring services not offered directly by the Bank.

   Lending Activities. – The Bank makes various types of loans to borrowers based on, among other things, an evaluation of the borrowers' net asset value, cash flow, security, and ability to repay. Loans to consumers include home mortgage loans, home equity lines of credit, home improvement loans, overdraft lines of credit, and installment loans for automobiles, boats and recreational vehicles. The Bank also makes loans secured by deposit accounts and common stocks. The Bank's commercial loan product line includes commercial mortgage loans, time and demand loans, lines and letters of credit, and acquisition, development and construction financing. The Notes to the Consolidated Financial Statements contained in Part II, Item 8 report the classification by type of loan for the whole portfolio.

   First and second residential mortgage loans, made principally through the Bank's subsidiary, CMSI, enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value ratio greater than 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. The Bank experienced $315,279 of losses and $29,605 in recoveries on residential mortgage loans in 2009. The Bank experienced $423,687 of losses and $4,358 in recoveries on residential mortgage loans in 2008. The Bank experienced $76,426 of losses and no recoveries on residential mortgage loans in 2007. There were approximately $1.2 million of residential mortgage loans delinquent more than 90 days at December 31, 2009.

   Home equity lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower's primary residence structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. The Bank has a number of different equity loan products that it offers. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 1.5%. The Bank will finance up to 80% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. Home equity loans carry a higher level of risk than first mortgage residential loans because of the second lien position on the property, and because a higher loan to value ratio is used in the underwriting of the loan. The Bank experienced losses on home equity loans of $15,742 during 2009, $75,000 during 2008, and $100,455 during 2007. The Bank experienced $225 in recoveries in 2009 and no recoveries on home equity loans during 2008 and 2007. There were approximately $242,000 of home equity loans delinquent more than 90 days at December 31, 2009.

   Commercial and investment mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of plant or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. The Bank typically looks for cash flow from the business at least equal to 115% coverage of the business debt service, and for income-producing property to be self-supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. The repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income producing property. Economic cycles can affect the success of a business. The Bank experienced losses on commercial mortgage loans of $456,543 during 2009, $592,576 during 2008 and $246,418 during 2007. The Bank experienced recoveries on commercial and investment mortgages of $75,621 in 2009, $17,952 in 2008, and $14,325 in 2007. There were approximately $2.6 million commercial mortgage loans past due more than 90 days at December 31, 2009.

   Construction and land development loans are loans to finance the acquisition and development of parcels of land and to construct residential housing or commercial property. The Bank typically will finance 70% to 80% of the discounted future value of these projects, or 80% of value or 90% of cost, whichever is less, on a single-family detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment to the Bank is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential construction loan for a single borrower. These types of loans carry a higher degree of risk than a commercial mortgage loan. Interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment. The Bank experienced losses in construction and land development of $2,360,618 in 2009, $1,174,879 in 2008 and no losses in 2007. The Bank experienced no recoveries in 2009, $32,648 during 2008 and no recoveries in 2007. There were approximately $2.2 million in construction and land development loans past due more than 90 days at December 31, 2009.

   Demand and time loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than one year. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. In addition, the value of the collateral may fluctuate. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. The Bank had no losses or recoveries on demand and time loans in 2009, 2008 and 2007. There were $888,000 of demand and time and line of credit loans delinquent more than 90 days at December 31, 2009.

   Home improvement loans are loans made to borrowers to complete improvements to their homes including such projects as room additions, swimming pool installations or new roofs. The Bank makes unsecured home improvement loans to a maximum amount of $15,000. Any loan above that limit is secured by a deed of trust. Borrowers are required to own their home, and to meet certain income and debt ratio requirements. The Bank also reviews the credit history of all applicants. Because they are unsecured or secured by a deed of trust, these loans are more risky than first mortgage residential lending. This risk is mitigated somewhat based on the fact that the loans are used to improve the borrower's home, typically a borrower's most significant asset. In addition, the debt-to-income ratio requirement helps determine the borrower's current ability to repay the loan. The Bank had charge-offs of home improvement loans of $2,607, $0, and $16,237 in 2009, 2008 and 2007, respectively. There were no recoveries in 2009, $26,835 in 2008 and $25,933 in 2007. There were no home improvement loans delinquent more than 90 days at December 31, 2009.

   The remainder of the consumer loan portfolio is comprised of installment loans for automobiles, boats and recreational vehicles ("RV"), overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. The Bank will finance up to 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association ("NADA") publication for used cars. The Bank will finance up to 85% of the cost of a new boat or RV, or the maximum loan amount determined by the NADA Boat/RV Guide for used Boats and RVs. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and a credit review is performed on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower's current ability to repay. The Bank had no losses on automobile loans in either 2009, 2008 or 2007 and no recoveries in 2009 or 2008 and $5,598 in 2007. There were no automobile or other vehicle loans past due more than 90 days at December 31, 2009.

   Overdraft lines and other personal loans are unsecured lending arrangements. These loans or lines of credit are made to allow customers to easily make purchases of consumer goods. If the lines are handled as agreed, they will typically be automatically renewed each year. Because they are unsecured, these loans carry a higher level of risk than secured lending transactions. The Bank attempts to mitigate significant risk by establishing fairly low credit limits. Net charge-offs in 2009, 2008, and 2007 were $52,022, $2,335, and $2,916, respectively. Recoveries in 2009 were $8,883. There were no recoveries in years 2008 and 2007. There were no overdraft loans and other personal loans past due more than 90 days at December 31, 2009.

   Loans secured by savings accounts and stock and bond certificates are secured lending arrangements. The Bank will advance funds for up to 95% of balances in savings or certificate of deposit accounts. The Bank will advance funds up to 60% of the market value of actively traded stock certificates and bonds or 50% of the market value of listed but not actively traded stocks and bonds. Loans secured by stocks and bonds are subject to margin calls to maintain the loan to value ratio. Collateral is not released until the loan is repaid, and the borrower is generally required to pay interest monthly. There were no losses on loans secured by savings accounts or stock and bond certificates during 2009, 2008, or 2007. There were no recoveries on loans secured by stocks and bonds in 2009, 2008, or 2007. There were no loans secured by savings accounts or stock and bond certificates past due more than 90 days at December 31, 2009.

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

   MSLLC was established in 2004 for the purpose of disposing of real estate owned. At December 31, 2009, there were seven properties with a fair market value of $2.0 million. At December 31, 2008, there were six properties with a fair market value of $1.7 million. There was no activity in MSLLC in 2007.

   Investment Activities. – The Company maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 13.7% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2010 to 2037, as well as equity securities.

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

   The Company offers Certificate of Deposit Registry Service ("CDARS") deposits to its customers. This is a program which allows customers to deposit more than would normally be covered by FDIC insurance. CDARS is a nationwide program that allows participating banks to "swap" customer deposits so that no customer has greater than the insurable maximum in one bank, while allowing the customer the convenience of maintaining a relationship with only one bank.

   In addition to traditional deposit services, the Bank offers telephone banking services, internet banking services and internet bill paying services to its customers. Also, the Bank offers remote deposit capture to its commercial customers.

   Brokerage Activities. – CFS provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2009, commission income totaled $541,000 and net income was $77,000.

   Market. – The Company considers its core markets to be the communities within the Baltimore Metropolitan Statistical Area ("Baltimore MSA"), particularly Baltimore City and the counties of Baltimore, Anne Arundel and Harford. Lending activities are broader and include areas outside of the Baltimore MSA. CMSI operates in Delaware, Pennsylvania, Virginia and West Virginia in addition to its core Maryland operations. All of the Company's revenue is generated within the United States.

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

   Employees. – As of December 31, 2009, the Bank and its subsidiaries had 146 full time equivalent employees, 27 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees are employed in a variety of administrative capacities. Management believes that it has a favorable relationship with its employees.

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

   The allowance for loan losses is one of the most difficult and subjective judgments. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio. Current trends in delinquencies and charge-offs, historical data on charged-off loans, the views of Bank regulators, changes in the size and composition of the loan portfolio, and peer comparisons are also factors. The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry, and economic conditions specific to the Bank's service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

   Federal and State Bank Regulation. The Bank is a Maryland state-chartered bank, with all the powers of a commercial bank, regulated and examined by the Office of the Maryland Commissioner of Financial Regulation (the "Commissioner') and the FDIC. The Commissioner and the FDIC have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulations or written agreements with the regulator, or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

   The Community Reinvestment Act ("CRA") requires that in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of these banks. The factors are also considered by all regulatory agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

   Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, which specifies the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Bank believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions described under the caption, "Capital Requirements."

   Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements. Prior to establishment of the branch, the Bank must obtain Commissioner and FDIC approval.

   Deposit Insurance. The deposits of Carrollton Bank are insured up to applicable limits per insured depositor by the FDIC. In October 2008, the FDIC increased FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000. While initially stipulated to be in effect through December 31, 2009, this increase has been subsequently extended through December 31, 2013 (at which point it will revert to $100,000 thereafter for most accounts other than IRAs and certain other types of retirement accounts up to a maximum of $250,000, if not extended by Congress). Also, in October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program ("TLG Program"), which is designed to improve the functions of the credit markets and to strengthen confidence in the financial system. The TLG Program has two components (both of which involve participation fees to be paid by the participating institution): (i) a transaction account guarantee program, providing a full guaranty through June 2010 of noninterest-bearing deposit transaction accounts, such as business payroll accounts, regardless of the amount on deposit and (ii) a debt guarantee program, providing a guarantee of certain newly issued senior unsecured debt of the Bank. The Company has elected to participate in the transaction account guarantee program.

   As an FDIC-insured institution, the Bank is also subject to FDIC insurance assessments, which are imposed based upon the risk the institution poses to the Deposit Insurance Fund ("DIF"). Under this assessment system, risk is defined and measured using an institution's supervisory ratings with certain other risk measures, including certain financial ratios. The annual rates for institutions in 2009 range from 12 basis points for "well managed," "well capitalized" banks with the highest ratings, to 45 basis points for institutions posing the most risk to the DIF. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors to achieve a reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits. Due to recent bank failures and contingent loss reserves established by the FDIC against potential future bank failures, the reserve ratio is currently significantly below its target balance. Thus, in February 2009, the FDIC adopted a Final Rule on Assessments under which the quarterly initial base assessment rates increased substantially beginning in the second quarter of 2009. The FDIC then adopted a Final Rule on Special Assessment in May 2009, which imposed a 5 basis point special assessment on each institution's assets minus Tier 1 capital as reported on the report of condition as of June 30, 2009, but capped the special assessment at 10 basis points times the institution's assessment base for the second quarter 2009 risk-based assessment. On November 12, 2009, the FDIC Board of Directors adopted a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. The continued decline in the DIF balance may convince the FDIC to impose additional special emergency assessments in the future that could have a significant impact on the Company's capital levels and earnings. The Bank paid $2.7 million in premiums during 2009, including a special assessment of $187,000 applicable to 2009 and a $2.1 million prepayment of premiums for the three-year period ended December 31, 2012 that will be recognized as expense over the three-year period.

   In October 2008, in order to restore its reserve ratio and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC proposed amendments to its deposit insurance rules to alter the way the assessment system differentiates risk among insured institutions and to change assessments rates, including base assessment rates. A uniform assessment increase for the first quarter of 2009 was adopted as a final rule in December 2008. The FDIC also proposed further base rate assessment adjustments effective April 1, 2009.

   In addition to DIF assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. As of January 1, 2010, the annualized rate established by the FDIC for the FICO assessment was 1.06 basis points per $100 of insured deposits.

   Under federal law, deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

   Limits on Dividends and Other Payments. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The Federal Reserve Board ("FRB") has issued a policy statement, which provides that, as a general matter, insured banks may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of the net earnings. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution, which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

   On February 13, 2009, the Company raised $9,201,000 through the sale to Treasury of the Series A Preferred Stock which qualifies as Tier 1 capital. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. Dividends are payable quarterly. The Treasury's current consent shall be required for any increase in the common dividends per share until February 13, 2012, unless prior to such date, the Series A Preferred Stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties. For as long as the Series A Preferred Stock is outstanding, no dividend can be paid on the common stock unless all dividends on the Series A Preferred Stock have been paid.

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

   The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company registered the warrant, and the shares of common stock underlying the warrant (the "warrant shares") on February 13, 2009. Neither the Series A Preferred Stock nor the warrant are subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one-half of the warrant shares prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $9,201,000 from one or more qualified equity offerings and (b) December 31, 2009.

   The Purchase Agreement (as defined below) also subjects the Company to certain of the executive compensation limitations included in the EESA. As a condition to the closing of the transaction, Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman, and Lola B. Stokes (the Company's Senior Executive Officers, as defined in the Purchase Agreement) each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer's compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called "golden parachute" agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messrs. Altieri, Uveges, Jewell and Mrs. Stokes employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

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

   In August 1995 and May 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons the addition of IRR evaluation to the agencies' capital guidelines has not resulted in significant changes in capital requirements for the Bank.

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

   Financial Modernization. In November 1999, the Gramm-Leach-Bliley Act ("GLBA") was signed into law. Effective in part on March 11, 2000, GLBA revised the BHCA and repealed the affiliation provisions for the Glass-Steagall Act of 1933; which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with the expedited notice procedures.

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

GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONTROLS

   The Company is affected by monetary policies of regulatory agencies, including the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the FRB are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company's earnings will be impacted by movement in interest rates, as discussed in Part II Item 7a., "Quantitative and Qualitative Disclosure About Market Risk."

ITEM 1A: RISK FACTORS

   The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of these risks were to occur, our business, financial condition, or results of operations could be materially and adversely affected. Also, consider the other information in this Annual Report on Form 10-K, as well as the documents incorporated by reference.

The Company's Business May Be Adversely Affected by Conditions in the Financial Markets and General Economic Conditions.

   Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are facing extremely difficult operating conditions due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

   Since mid-2007, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

   Market conditions have also led to the failure or merger of a number of financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. Starting in 2008 and continuing through 2009, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations, but asset values have continued to decline and access to credit continues to be very limited.

   The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the State of Maryland and, in particular, the Baltimore, Washington metropolitan region. A favorable business environment is generally characterized by, among other factors, economic growth, declining unemployment, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; rising unemployment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, or a combination of these or other factors.

   Overall, during 2009, the business environment was adverse for many households and businesses in the United States and worldwide. The business environment in Maryland and the markets in which the Company operates has been less adverse than in the United States generally but continues to be less than stable. While some signs of stability have begun to emerge it is expected that the business environment in the State of Maryland, the United States and worldwide will continue to be challenging for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company's loans, results of operations and financial condition.

The Company's Profitability Depends Significantly On Economic Conditions In The State Of Maryland.

   The Company's success depends primarily on the general economic conditions of the State of Maryland and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers in the Baltimore, Washington metropolitan area. The local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans, and the stability of the Company's deposit funding sources. Although economic conditions in the State of Maryland have experienced less decline than in the United States generally, these conditions are declining and are not expected to improve in the near future. A significant decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations.

Competition may decrease our growth or profits.

   We face significant competition for banking services in our primary market in which we operate. Competition in the local banking industries may limit our ability to attract and retain customers. We may face competition now and in the future from the following: other local and regional banking institutions, including larger commercial banking organizations, savings banks, credit unions, other financial institutions, and non-bank financial services companies serving the area.

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

   Because we serve primarily individuals and smaller businesses, the ability of our customers to repay their loans is impacted by the economic conditions in these areas. As of December 31, 2009, approximately 71.2% of our loan portfolio consisted of commercial loans, defined as commercial and industrial, municipal, multi-family, commercial real estate, and construction loans. Thus, our results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

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

   Bank holding companies and state and federally chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the BHCA, as amended, and to regulation and supervision by the Federal Deposit Insurance Corporation, or FDIC, and the Office of the Maryland Commissioner of Financial Regulation. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

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

   Under regulatory capital adequacy guidelines and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings, and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of "well capitalized" under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of "well capitalized" under our regulatory framework or "well managed" under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

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

   In the normal course of business, the Corporation may become involved in litigation, the outcome of which may have a direct material impact on our financial position and daily operations. Please see Note 17, "Contingencies" for the current status of existing and threatened litigation.

Changes in accounting standards or interpretation in new or existing standards could materially affect the results of the Company.

   From time to time the Financial Accounting Standards Board ("FASB") and the SEC change accounting regulations and reporting standards that govern the preparation of the Company's financial statements. In addition, the FASB, SEC, bank regulators, and the outside independent auditors may revise their previous interpretations regarding existing accounting and regulations and the application of these accounting standards. These revisions in their interpretations are out of the Company's control and may have a material impact on the Company's financial results of operations.

Our ability to pay dividends is limited by law and contract.

   Our ability to pay dividends to our shareholders largely depends on the Company's receipt of dividends from the Bank. The amount of dividends that the Bank may pay to the Company is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to maintain earnings for use in our business.

The market price for our common stock may be volatile.

   The market price for our common stock has fluctuated, ranging between $3.93 and $7.42 per share during the 12 months ended December 31, 2009. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market value of our common stock due to, among other things:

  Variations in our anticipated or actual operating results or the results of our competitors
  Changes in investors' or analysts' perceptions of the risks and conditions of business
  The size of the public float of our common stock
  Regulatory developments
  The announcement of acquisitions or new branch locations by us or our competitors
  Market conditions
  General economic conditions

   Additionally, the average daily trading volume for our common stock is low and on various days throughout the year, there is no activity on the stock. There can be no assurance that a more active or consistent trading market will develop. As a result, relatively small trades could have a significant impact on the price of our stock.

ITEM 2: PROPERTIES

   The Company owned the following properties, which had a book value of $4.6 million at December 31, 2009:

Location	Description

1740 East Joppa Road Towson, MD 21234	Full service branch with drive thru, Electronic Banking offices, and leased office space
427 Crain Highway Glen Burnie, MD 21061	Full service branch with drive-thru
531 South Conkling Street Baltimore, MD 21224	Full service branch with drive-thru
344 N. Charles Street Baltimore, MD 21201	Full service branch
10301 York Road Cockeysville, MD 21030	Full service branch (with ground lease)
602 Hoagie Drive Bel Air, MD 21014	Full service branch (with ground lease)

   The Company leased the following facilities at an aggregate annual rental of approximately $1.2 million as of December 31, 2009:

Location	Description	Lease Expiration Date*

1066-70 Maiden Choice Lane Arbutus, MD 21229	Full service branch	April 30, 2031
4738 Shelbourne Road Baltimore, MD 21229	Detached drive-thru	April 30, 2031
2637-A Old Annapolis Road Hanover, MD 21076	Full service branch	October 1, 2014
Northway Shopping Center 684 Old Mill Road Millersville, MD 21108	Full service branch	August 31, 2014
602 Hoagie Drive Bel Air, MD 21014	Full service branch	November 30, 2044
10301 York Road Cockeysville, MD 21030	Full service branch	December 1, 2047
4040 Schroeder Avenue Perry Hall, MD 21128	Full service branch	August 13, 2047
2300 York Road, Suites 114-116 Timonium, MD 21093	Mortgage subsidiary offices	January 14, 2016
2300 York Road, Suites 213-216 Timonium, MD 21093	Mortgage subsidiary offices	February 14, 2011
2300 York Road, Suite 108 Timonium, MD 21093	Mortgage subsidiary offices	October 14, 2010
208 Hickory Avenue Bel Air, MD 21014	Mortgage subsidiary office closed	March 31, 2010
1424 Sulphur Spring Road, Suite 3 Arbutus, MD 21227	Mortgage subsidiary offices	January 31, 2010
5004 Honeygo Center Dr., Suite 103 Baltimore, MD 21128	Mortgage subsidiary offices	June 1, 2010
9512 Harford Road, Suites 7-8 Baltimore, MD 21234	Mortgage subsidiary offices	April 30, 2010
8905 Harford Road Baltimore, MD 21234	Mortgage subsidiary offices	Month-to-month Lease with 30 day notice
Harford County, Maryland and York County, Pennsylvania	Mortgage subsidiary desk rentals at various locations	October 31, 2010
1 Center Square, Suite 201 Hanover, PA 17331	Mortgage subsidiary offices	July 31, 2010
7151 Columbia Gateway Dr., Ste. A Columbia, MD 21046	Executive, administrative and operational offices	June 30, 2029
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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2009.

PART II

 ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING AND DIVIDENDS

   As of February 26, 2010, there were 356 shareholders of record of the common stock of the Company. The Company's Common Stock has traded on the National Association of Security Dealers' Automated Quotation System ("NASDAQ") National Market Tier of The NASDAQ Global Market under the symbol "CRRB". Currently, there are two broker-dealers who make a market in the Common Stock.

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

   Dividends declared per share on the Company's common stock were $0.24 in 2009, and $0.48 in 2008, and 2007, representing a payout ratio of (128.31)% in 2009, 147.46% in 2008, and 63.88% in 2007. In 2009 the Company paid out common dividends of $616,077 while incurring a net loss of $480,154. The dividend payout ratio is the result of dividing the amount of dividends paid by net income (loss).

   The Company implemented a Dividend Reinvestment Plan that provides automatic reinvestment of dividends in additional shares of Company common stock.

   During 2008, the Company repurchased and retired 276,137 shares of common stock at an average price of $14.07. During 2007, the Company repurchased and retired 16,015 shares of common stock at a price of $16.50 per share. No shares were repurchased and/or retired in 2009.

   The following table sets forth the high and low sales price and dividends per share of the Company's common stock for the periods indicated.

Period	Price Per Share				Cash Dividends Paid Per Share
	2009		2008		2009	2008
	Low	High	Low	High

4th Quarter	$4.08	$6.00	$5.50	$9.34	$0.04	$0.12
3rd Quarter	4.85	6.49	8.00	14.00	0.04	0.12
2nd Quarter	4.30	7.42	11.75	14.99	0.08	0.12
1st Quarter	3.93	7.00	12.00	15.08	0.08	0.12

					$0.24	$0.48

   As of February 26, 2010, the 356 shareholders of record of the Company's common stock held an aggregate of 2,569,188 shares. The Company believes there to be in excess of 550 beneficial owners of the Company's common stock.

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

   On February 13, 2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement — Standard Terms (collectively, the "Purchase Agreement"), with Treasury, pursuant to which the Company issued to Treasury (i) 9,201 shares of Series A Preferred Stock, and (ii) a warrant to purchase 205,379 shares of the Company's common stock, par value $1.00 per share, for an aggregate purchase price of $1,380,147 in cash (the "Warrant").

   The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $9,201,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A Preferred Stock requires prior regulatory approval.

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

   Pursuant to the terms of the Purchase Agreement, prior to the earlier of (i) February 13, 2012, or (ii) the date on which the Series A Preferred Stock has been redeemed in full or Treasury has transferred all of the Series A Preferred Stock to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.08 or repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of Treasury.

   In addition, pursuant to the Articles Supplementary relating to the Series A Preferred Stock, so long as any shares of Series A Preferred Stock remain outstanding, the Company may not declare or pay any dividends or distributions on the Company's common stock or any class or series of the Company's equity securities ranking junior, as to dividends and upon liquidation, to the Series A Preferred Stock ("Junior Stock") (other than dividends payable solely in shares of common stock) or on any other class or series of the Company's equity securities ranking, as to dividends and upon liquidation, on a parity with the Series A Preferred Stock ("Parity Stock"), and may not repurchase or redeem any common stock, Junior Stock or Parity Stock, unless all accrued and unpaid dividends for past dividend periods, including the latest completed dividend period, have been paid or have been declared and a sufficient sum has been set aside for the benefit of the holders of the Series A Preferred Stock.

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

   The following chart compares the cumulative shareholder return on the Company's common stock from December 31, 2004 to December 31, 2009, with the cumulative total of the NASDAQ Composite (U.S.), and SNL Mid-Atlantic Indices. The comparison assumes $100 was invested on December 31, 2004, in the Company's common stock and in each of the foregoing indices. It also assumes reinvestment of any dividends.

   The Company does not make, nor does it endorse, any predictions as to future stock performance.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Carrollton Bancorp	100.00	86.66	101.85	85.51	37.22	32.08
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Mid-Atlantic Bank	100.00	101.77	122.14	92.37	50.88	53.56

   The following table provides information about the Company's equity securities that may be issued under all of the Company's equity compensation plans as of the end of the most recently completed fiscal year:

EQUITY COMPENSATION PLAN

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	130,985	$14.00	489,200
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	130,985	$14.00	489,200

ITEM 6: SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005

CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$21,661,651	$22,406,600	$23,676,360	$23,127,504	$19,071,379
Interest expense	8,131,169	8,457,182	9,762,324	8,737,450	7,375,083

Net interest income	13,530,482	13,949,418	13,914,036	14,390,054	11,696,296
Provision for loan losses	4,231,339	2,096,000	536,000	—	—

Net interest income after provision for loan losses	9,299,143	11,853,418	13,378,036	14,390,054	11,696,296
Noninterest income	7,722,318	6,585,694	6,274,142	8,898,996	10,718,636
Noninterest expenses	18,184,191	17,468,064	16,475,141	19,381,003	18,634,124

Income before income taxes	(1,162,730)	971,048	3,177,037	3,908,047	3,780,808
Income taxes	(682,576)	124,197	1,050,774	1,323,268	1,322,371

Net (loss) income	$(480,154)	$846,851	$2,126,263	$2,584,779	$2,458,437

CONSOLIDATED BALANCE SHEET DATA, AT YEAR END
Assets	$423,757,468	$404,181,184	$352,848,570	$349,824,752	$360,467,146
Gross loans	293,774,668	283,693,156	261,623,833	260,001,314	247,943,073
Deposits	335,791,330	292,353,276	285,638,625	277,903,801	271,626,503
Shareholders' equity	35,218,075	27,390,693	35,931,300	34,711,378	34,640,165
PER SHARE DATA:
Number of shares of Common Stock outstanding, at year-end	2,568,588	2,564,988	2,834,975	2,806,705	2,809,698
Net income:
Basic	$(0.35)	$0.32	$0.75	$0.92	$0.87
Diluted	(0.35)	0.32	0.75	0.90	0.87
Cash dividends declared	0.24	0.48	0.48	0.45	0.40
Book value, at year end	10.27	10.68	12.67	12.37	12.33
PERFORMANCE AND CAPITAL RATIOS:
Return on average assets	(0.12)%	0.22%	0.61%	0.75%	0.72%
Return on average shareholders' equity	(1.37)%	2.62%	5.97%	7.55%	7.12%
Net interest margin (a)	3.45%	3.93%	4.34%	4.57%	3.89%
Average shareholders' equity to average total assets	8.41%	8.54%	10.22%	9.91%	10.13%
Year-end capital to year-end risk- weighted assets:
Tier 1	10.23%	9.84%	12.35%	11.92%	11.63%
Total	11.37%	10.91%	13.63%	13.20%	13.51%
Year-end Tier 1 leverage ratio	9.27%	6.78%	10.03%	9.74%	8.96%
Cash dividends declared to net income	(128.31)%	147.46%	63.88%	48.98%	45.97%
ASSET QUALITY RATIOS:
Allowance for loan losses, at year-end to:
Gross loans	1.47%	1.12%	1.25%	1.20%	1.35%
Nonperforming, restructured and past-due loans	35.07%	39.67%	55.28%	54.93%	209.50%
Net charge-offs to average gross loans	0.97%	0.82%	0.15%	0.08%	0.06%
Nonperforming assets as a percent of period-end gross loans and foreclosed real estate	4.17%	3.42%	2.26%	2.19%	0.64%
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

   These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore-Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company's filings with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today's date. The Company undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Quarterly Reports on Form 10-Q and the Current Reports on Form 8-K to be filed by the Company in 2010.

BUSINESS AND OVERVIEW

   The Company is a bank holding company headquartered in Columbia, Maryland with one wholly-owned subsidiary, the Bank. The Bank has four subsidiaries, CMSI, CFS, and MSLLC which are wholly owned, and CCDC, which is 96.4% owned.

   The Bank is engaged in a general commercial and retail banking business with ten branch locations. CMSI is in the business of originating residential mortgage loans and has two branch locations. Additionally, CMSI leases space in various locations to meet with customers. These desk rentals are contracted for no more than one year. CFS provides brokerage services to customers and MSLLC manages and disposes of real estate acquired through foreclosures. CCDC promotes, develops and improves the housing and economic conditions of people in Maryland.

   Total assets for the year ended December 31, 2009 compared to December 31, 2008 reflect a 4.8% increase to $423.8 million. Gross loans, excluding loans held for sale, increased $10.1 million or 3.6% from $283.7 million at December 31, 2008 to $293.8 million at December 31, 2009. Investments decreased 13.0% or $8.6 million to $58.1 million at December 31, 2009. Total deposits increased 14.9% or $43.4 million to $335.8 million while borrowings decreased 37.3% or $29.6 million. During the same period, stockholders' equity increased $7.8 million or 28.6% to $35.2 million or 8.3% of total assets compared to 6.8% at December 31, 2008. The increase was due primarily to the receipt of $9.2 million from the sale of Series A Preferred Stock under the TARP Capital Purchase Program, which is offset by a net loss of $480,154, the dividends to common shareholders, and the dividend payments for TARP.

   Net loss for the year ended December 31, 2009, totaled $480,154 compared to net income of $846,851 for the prior year, a $1.3 million or 156.7% decrease. The decrease was primarily due to the $2.1 million increase in the provision for loan losses. The increase in the provision for loan losses was due to an increase in the level of nonperforming assets, which required additional allocations to the allowance for loan losses.

   Net income for the year ended December 31, 2008, totaled $846,851 compared to $2.1 million for the year ended December 31, 2007, a $1.3 million or 60.2% decrease. The decrease was due to the $1.6 million increase in the provision for loan losses and the $538,000 pretax charge to close the Wilkens Plaza drive thru branch. The increase in the provision for loan losses was due to an increase in the level of nonperforming assets, which required additional allocations to the allowance for loan losses.

   Net interest income decreased to $13.5 million in 2009 compared to $13.9 million in 2008. Contributing to the reduction in the Company's net interest margin were high-yielding, long-term certificates of deposit that lagged in repricing following the reduction in interest rates by the Federal Reserve Bank during 2008. Net interest margin decreased from 3.93% for the year ended December 31, 2008, to 3.45% for the year ended December 31, 2009. The 48 basis points decrease in the net interest margin was partially offset by the $39.8 million increase in average earning assets.

   The Company recorded a provision for loan losses of $4.2 million for the year ended December 31, 2009, compared to $2.1 million in 2008. The increase in the provision for loan losses was due to the increase in nonperforming loans and other loan risk factors. Nonperforming assets increased from $9.8 million at December 31, 2008, to $12.3 million at December 31, 2009. The allowance for loan losses represented 1.47% of outstanding loans at December 31, 2009.

   For the year ended December 31, 2009, noninterest income was $7.7 million compared to $6.6 million for the year ended December 31, 2008, an increase of $1.1 million or 17.3%. The increase was largely due to a $1.8 million gain in mortgage banking fees offset by a $505,220 decrease in income from security sales.

   Noninterest expenses were $18.2 million for the year ended December 31, 2009, compared to $17.5 million for the year ended December 31, 2008, a $716,128 or 4% increase. The increase resulted from higher FDIC premiums of $684,472 and an increase in salaries of $634,130 attributable to commissions and incentives paid to CMSI subsidiary employees. These increased expenses were partially offset by a non-recurring charge $538,000 in 2008 for a termination of a branch lease.

   The Company paid dividends of $0.24 per share to shareholders during 2009.

RESULTS OF OPERATIONS

SUMMARY

2009 Compared to 2008

   The Company reported a net loss for 2009 of $480,154 or $(0.35) per diluted share, representing a 156.7% decrease from 2008 net income of $846,851 or $0.32 per diluted share.

   Loans held for sale increased $2.8 million or 13.1% due to the increase in refinancings of residential mortgages as the low interest rate environment attracted borrowers with higher rate loans to renegotiate their loan terms.

   The loan portfolio, net of the Allowance for Loan Losses, increased 3.2% to $289.5 million as a result of the Company's continuing efforts to prudently grow the loan portfolio. Interest income on loans, including loans held for sale, decreased .9% due to the reduction in the yield on average loans, including loans held for sale, from 6.64% for the year ended December 31, 2008, to 5.82% for the year ended December 31, 2009. The 82 basis points decrease in the yield was partially offset by the $36.2 million increase in average gross loans and loans held for sale.

   The deposit portfolio increased 14.9% to $335.8 million, with the majority of the growth derived from certificates of deposit. Borrowings from the Federal Home Loan Bank of Atlanta ("FHLBA") decreased $21.9 million as certificates of deposits were used to replace borrowings. Total interest expense decreased during 2009 due to the reduction in the yield on total interest bearing liabilities from 2.86% for the year ended December 31, 2008, to 2.46% for the year ended December 31, 2009. The 40 basis point decrease in the yield was partially offset by the $34.9 million increase in average total interest bearing liabilities.

   Noninterest income increased 17.3% or $1.1 million in 2009 compared to 2008. The increase was due to the $1.8 million increase in mortgage banking fees offset by the write down of equity securities, a $140,246 or 20.6% decrease in brokerage commissions and a $109,828 or 13.3% decrease in service charges.

   Noninterest expense increased 4.1% or $716,128 in 2009 compared to 2008. The increase resulted from higher FDIC expense of $684,472 and an increase in salaries of $634,130 attributable to commissions and incentives paid to CMSI subsidiary employees. These increased expenses were partially offset by a non-recurring charge of $538,000 in 2008 for a termination of a branch lease.

2008 Compared to 2007

   The Company reported net income for 2008 of $846,851 or $0.32 per diluted share, representing a 60.2% decrease from 2007 net income of $2.1 million or $0.75 per share.

   Loans held for sale increased $14.1 million or 186.3% over December 31, 2007, due to the increase in refinancings of residential mortgages resulting from a reduction in rates by the Federal Reserve during the year.

   The loan portfolio net of the Allowance for Loan Losses as of December 31, 2008, increased 8.6% to $280.5 million compared to December 31, 2007, as a result of the Company's continuing efforts to align the loan portfolio to be in line with typical commercial banks. Interest income on loans, including loans held for sale, decreased 9.8% due to the reduction in the yield on average loans, including loans held for sale, from 7.66% for the year ended December 31, 2007 to 6.64% for the year ended December 31, 2008. The 102 basis points decrease in the yield was partially offset by the $11.3 million increase in average gross loans and loans held for sale.

   The deposit portfolio increased 2.4% to $292.4 million, with the majority of the growth derived from certificates of deposit. Partially affecting these increases were decreases in noninterest bearing deposits, money market accounts and savings accounts. Borrowings from the Federal Home Loan Bank of Atlanta ("FHLBA") increased $50.2 million to fund the growth in loans and investments. Total interest expense decreased during 2008 due to the reduction in the yield on total interest bearing liabilities from 3.73% for the year ended December 31, 2007, to 2.86% for the year ended December 31, 2008. The 87 basis point decrease in the yield was partially offset by the $33.4 million increase in average total interest bearing liabilities.

   Noninterest income increased 5.0% or $311,551 in 2008 compared to 2007. The increase was due to the $224,036 gain on the sale and call of securities purchased at a discount partially offset by the write down of equity securities, and a $263,428 or 11.5% increase in the fees and commissions earned by CMSI. These increases were partially offset by a $126,239 or 13.3% decrease in service charges, a $53,076 or 2.8% decrease in Point of Sale revenue and ATM fees and a $23,571 or 4.3% decrease in other fees and commissions.

   Noninterest expense increased 6.0% or $992,921 in 2008 compared to 2007. The increase resulted from a one-time pre-tax charge of $538,000 to close the Wilkens Plaza drive thru branch, a $238,149 increase in OREO expenses, a $256,624 increase in occupancy expense caused by opening of our new Cockeysville branch, relocation of our White Marsh branch to Perry Hall and normal lease escalation charges, and a $505,575 or 37.1% increase in employee benefits, in particular medical expenses. These increases in expenses were offset by a $280,753 or 3.9% reduction in salary expenses due to fewer employees and a $159,063 or 14.8% decrease in professional services related to consulting fees for compliance with SOX in 2007.

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

AVERAGE BALANCES, INTEREST, AND YIELDS

	2009			2008			2007
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield

ASSETS
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$9,679,857	$11,071.11%		$7,511,540	$65,861	0.88%	$3,737,413	$181,635	4.86%
Federal Home Loan Bank stock	3,783,728	2,835.08		2,968,299	108,686	3.66	1,544,464	99,223	6.42
Investment securities: (a)
U.S. government agency	18,117,339	921,120	5.08	23,311,111	1,317,296	5.65	16,043,046	902,454	5.63
State and municipal	11,950,544	746,735	6.25	8,543,619	525,509	6.15	9,233,678	572,591	6.20
Mortgage-backed securities	27,935,924	1,559,009	5.58	27,211,120	1,495,541	5.50	19,650,335	1,067,144	5.43
Corporate bonds	10,581,944	193,348	1.83	9,033,034	423,755	4.69	5,877,246	391,199	6.66
Other	1,607,349	39,798	2.48	1,512,580	74,775	4.94	1,140,856	53,199	4.66

	70,193,100	3,460,010	4.93	69,611,464	3,836,876	5.51	51,945,161	2,986,587	5.75

Loans:
Demand and time	65,481,580	3,159,560	4.83	66,488,316	3,972,570	5.97	73,606,674	5,844,340	7.94
Residential mortgage (b)	116,233,692	6,511,032	5.60	90,110,476	5,874,216	6.52	77,543,499	5,704,170	7.36
Commercial mortgage and construction	134,591,130	8,733,275	6.49	123,220,972	8,712,560	7.07	116,904,123	8,988,319	7.69
Installment	1,107,629	77,600	7.01	1,236,740	89,834	7.26	1,238,724	100,692	8.13
Lease financing	6,074	1,122	18.47	147,300	8,761	5.95	595,593	39,494	6.63

	317,420,105	18,482,589	5.82	281,203,804	18,657,941	6.64	269,888,613	20,677,015	7.66

Total interest-earning assets	401,076,790	21,956,505	5.47	361,295,107	22,669,364	6.27	327,115,651	23,944,460	7.32
Noninterest-bearing cash	3,406,132			3,116,830			8,649,236
Premises and equipment	7,305,770			7,223,167			6,533,050
Other assets	14,377,642			10,382,790			8,170,747
Allowance for loan losses	(3,632,591)			(3,161,028)			(3,108,760)
Unrealized gains (losses) on available for sale securities, net	(5,234,601)			(827,068)			1,133,365

	$417,299,142			$378,029,798			$348,493,289

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Savings and NOW	$50,788,797	117,117	0.23%	$52,315,578	122,459	0.23%	$55,719,609	131,760	0.24%
Money market	45,168,405	682,187	1.51	46,737,845	1,021,124	2.18	56,986,611	2,248,253	3.95
Certificates of deposit	173,924,239	5,905,854	3.40	130,592,612	5,472,535	4.19	117,106,699	5,700,452	4.87

	269,881,441	6,705,158	2.48	229,646,035	6,616,118	2.88	229,812,919	8,080,465	3.52
Borrowed funds	60,470,068	1,426,011	2.36	65,789,689	1,841,064	2.80	32,222,600	1,681,860	5.22

Total interest-bearing liabilities	330,351,509	8,131,169	2.46	295,435,724	8,457,182	2.86	262,035,519	9,762,325	3.73

Noninterest-bearing deposits	47,889,657			48,754,626			49,584,706
Other liabilities	3,950,912			1,569,676			1,261,192
Shareholders' equity	35,107,064			32,269,772			35,611,872

Total liabilities and shareholders' equity	$417,299,142			$378,029,798			$348,493,289

Net interest margin (c)	$401,076,790	$13,825,336	3.45%	$361,295,107	$14,212,182	3.93%	$327,115,651	$14,182,135	4.34%

(a)
Interest on investments and loans is presented on a fully taxable equivalent basis (a non-GAAP financial measure), using the federal income tax rates of 34% and, where applicable, the state rate of 8.25% for 2009 and 2008 and 7% for 2007 (or a combined federal and state rate of 39.445% for 2009 and 2008 and 38.62% for 2007) to increase tax exempt interest income to a taxable equivalent basis. This is a non-GAAP measure that management believes is useful when comparing annual results,

(b)
Loans held for sale are included in residential mortgage loans.

(c)
Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest earning assets.

   Net interest income of $13.8 million on a tax-equivalent basis for 2009 decreased by $386,846 from 2008. The decrease was attributable to a decrease in overall interest rates for 2009. The decrease in the net interest margin of 48 basis points from 3.93% for the year ended December 31, 2008, to 3.45% for the year ended December 31, 2009, was partially offset by a $39.8 million increase in average interest-earning assets during 2009 compared to 2008.

   The $36.2 million or 12.9% increase in average loans outstanding is attributed to the Company's active business development efforts in its residential, commercial real estate, and construction and land development loan portfolio and general economic conditions of the Company's primary service market. The yield on loans decreased to 5.82% in 2009 compared to 6.64% for 2008 as the Federal Open Market Committee ("FOMC") maintained historically low interest rates throughout 2009. The yield on investment securities decreased to 4.93% in 2009 from 5.51% in 2008. Average interest-earning assets increased $39.8 million or 11.0% while the yield decreased 80 basis points. Total interest-bearing liabilities increased $34.9 million or 11.8% while the average cost of funds decreased 40 basis points. Interest-bearing deposits increased $40.2 million or 17.5% and borrowings decreased $5.3 million or 8.1%. The net impact was a 2.7% decrease in tax-equivalent net interest income for the year ended December 31, 2009, compared to 2008.

   Net interest income on a tax-equivalent basis was substantially the same at $14.2 million for the years ended December 31, 2008, and 2007. The decrease in the net interest margin of 41 basis points from 4.34% for the year ended December 31, 2007, to 3.93% for the year ended December 31, 2008, was offset by a $34.2 million increase in average interest-earning assets during 2008 compared to 2007.

   The $11.3 million or 4.2% increase in average loans outstanding is attributed to the Company's active business development efforts in its residential, commercial real estate, and construction and land development loan portfolio and general economic conditions of the Company's primary service market. The yield on loans decreased to 6.64% in 2008 compared to 7.66% for 2007 as the Federal Open Market Committee ("FOMC") lowered rates in 2008. The yield on investment securities decreased to 5.51% in 2008 from 5.75% in 2007. Total interest-earning assets increased $34.2 million or 10.4% while the yield decreased 105 basis points. Total interest-bearing liabilities increased $33.4 million or 12.7% while the yield decreased 87 basis points. Interest-bearing deposits were substantially the same at $229.6 million while borrowings increased $33.6 million or 104.2% to fund loan and investment growth. The net impact was a slight increase in tax-equivalent net interest income for the year ended December 31, 2008, compared to 2007.

   The following table of interest income and interest expense provides further analysis of the changes in net interest income during 2009 and 2008:

	2009 Compared to 2008			2008 Compared to 2007
	Change Due to Variance In			Change Due to Variance In
	Rate(b)	Volume(b)	Total	Rates(b)	Volume(b)	Total

INTEREST INCOME
Federal funds sold and interest-bearing deposits with other banks	$(73,802)	$19,012	$(54,790)	$(299,194)	$183,419	$(115,775)
Investment securities and FHLB stock	(558,664)	75,947	(482,717)	(241,556)	1,101,308	859,752
Loans (a)	(2,578,312)	2,402,960	(175,352)	(2,885,965)	866,892	(2,019,073)

TOTAL INTEREST EARNED	(3,210,778)	2,497,919	(712,859)	(3,426,715)	2,151,619	(1,275,096)

INTEREST EXPENSE
Deposits	(1,070,145)	1,159,185	89,040	(1,458,479)	(5,868)	(1,464,347)
Borrowings	(266,188)	(148,865)	(415,053)	(1,592,830)	1,752,034	159,204

TOTAL INTEREST EXPENSE	(1,336,333)	1,010,320	(326,013)	(3,051,309)	1,746,166	(1,305,143)

NET INTEREST INCOME	$(1,874,445)	$1,487,599	$(386,846)	$(375,406)	$405,453	$30,047

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

   Due to the slow down in the housing and real estate market and the unprecedented state of the economy, the Company has experienced an increase in its delinquency rate and charge off rate. The Company recorded a provision for loan losses of $4.2 million in 2009, $2.1 million in 2008, and $536,000 in 2007. Nonaccrual, restructured and delinquent loans over 90 days to total loans increased to 4.17% at the end of 2009 compared to 3.42% in 2008 and 2.26% in 2007. The ratio of net loan losses to average loans increased in 2009 to 0.97% compared to 0.82% for 2008 and 0.15% in 2007 as defaults on loans increased, particularly construction and land development loans

NONINTEREST INCOME

   Noninterest income increased from $6.6 million during 2008 to $7.7 million in 2009, an increase of $1.1 million or 17.3%. The increase was due to a $1.8 million increase in mortgage banking fees and an increase of $81,371 in electronic banking fees. These increases were partially offset by a decrease of $505,220 or (207.0%) on the sale of securities, a decrease of $109,828 in service charges, and a $140,246 decrease in brokerage commissions.

   Noninterest income increased from $6.3 million during 2007 to $6.6 million in 2008, an increase of $311,551 or 5%. The increase was due to the $244,036 gain on the sale and call of securities purchased at a discount partially offset by the write down of equity securities, and a $263,428 or 11.5% increase in the fees and commissions earned by CMSI. These increases were partially offset by a $126,239 or 13.3% decrease in service charges, a $53,076 or 2.8% decrease in Point of Sale revenue and ATM fees, and a $23,571 or 4.3% decrease in other fees and commissions.

   Electronic banking income is comprised of four sources: national point of sale ("POS") sponsorships, ATM Network fees, Internet Banking, and check card fees. The fees from the ATMs represent approximately 4% of total electronic banking revenue in 2009. The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, and NYCE). This national POS sponsorship income represents approximately 84% of total electronic banking revenue. Fees from check cards and Internet Banking comprise the remaining 12% of electronic banking revenue.

   The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.

NONINTEREST EXPENSES

   Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. Noninterest expenses were $18.2 million for the year ended December 31, 2009 compared to $17.5 million for the year ended December 31, 2008, a $716,000 or 4.1% increase. The increase resulted from higher FDIC premiums of $684,472, or 741%, and an increase in salaries of $634,130, or 9.1%, attributable to commissions and incentives paid to CMSI subsidiary employees. These increased expenses were partially offset by a non-recurring charge $538,000 in 2008 for a termination of a branch lease.

   Noninterest expenses were $17.5 million for the year ended December 31, 2008 compared to the $16.5 million for the year ended December 31, 2007, a $992,921 or 6.0% increase. The increase resulted from a one-time pre-tax charge of $538,000 to close the Wilkens Plaza drive thru branch, a $238,149 increase in OREO expenses, a $256,624 or 12.4% increase in occupancy expense resulting from the opening of our new Cockeysville branch and relocating of our White Marsh branch to Perry Hall and normal lease escalation charges, and a $505,575 or 37.1% increase in employee benefits, in particular medical expenses. These increases in expenses were offset by a $280,753 or 3.9% reduction in salary expenses due to fewer employees and a $159,063 or 14.8% decrease in professional services related to consulting fees for compliance with SOX in 2007.

INCOME TAX PROVISION

   The company realized an income tax benefit of $682,576 in 2009, income tax expense of $124,197 in 2008, and $1,050,774 in 2007. The effective tax rate was (58.7%) in 2009, 12.8% in 2008, and 33.1% in 2007. The effective tax rates fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and life insurance policies as a percentage of total loans and investments. In 2009 and 2008, tax exempt interest was a substantial percentage of income before income taxes which resulted in a significantly higher tax benefit in 2009 and lower tax rate in 2008.

FINANCIAL CONDITION

SUMMARY

   Total assets of the Company increased by 4.8% to $423.8 million at December 31, 2009 from $404.2 million at December 31, 2008. Investment securities decreased 13.0% to $58.1 million at December 31, 2009. Gross loans, excluding loans held for sale, increased by 3.6% to $293.8 million at December 31, 2009 compared to $283.7 million at the end of 2008. Interest-earning assets increased $15.5 million to $398.7 million and were 94.1% of total assets at December 31, 2009 compared to 94.8% of total assets as of December 31, 2008.

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

   The components of the investment portfolio were as follows at December 31:

	2009	2008	2007	2006	2005

AVAILABLE FOR SALE
U.S. Government agency	$16,108,375	$18,334,178	$11,688,457	$9,637,760	$10,740,335
Mortgage-backed securities	21,656,280	24,969,846	11,441,115	12,725,553	8,490,125
State and municipal bonds	7,721,571	6,890,713	4,904,648	5,724,959	3,689,859
Corporate bonds	3,648,810	4,133,642	4,788,589	5,621,529	1,514,471

Subtotal	49,135,036	54,328,379	32,822,809	33,709,801	24,434,790
Equity securities	1,557,082	2,065,486	1,966,123	2,224,846	4,660,213

Total available for sale	50,692,118	56,393,865	34,788,932	35,934,647	29,095,003

HELD TO MATURITY
U.S. Government agency	—	—	6,460,305	6,456,069	5,000,000
Mortgage-backed securities	4,409,770	5,966,091	7,130,202	8,761,200	9,575,713
State and municipal bonds	2,810,000	3,912,836	3,912,769	3,912,704	3,912,692
Corporate bonds	206,961	495,361	500,000	—	—

Total held to maturity	7,426,731	10,374,288	18,003,276	19,129,973	18,488,405

Total investment securities	$58,118,849	$66,768,153	$52,792,208	$55,064,620	$47,583,408

   Note: Investments classified as available for sale are carried at fair value whereas investments classified as held to maturity are carried at amortized cost.

   The following table shows the maturity of the investment portfolio at December 31, 2009:

	Available for Sale			Held to Maturity
Maturing	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

Within one year	$1,229,433	$1,259,078	4.47%	$—	$—	—%
Over one to five years	3,449,459	3,459,717	5.80	—	—	—
Over five to ten years	7,286,575	7,415,662	4.15	2,810,000	2,902,366	5.48
Over ten years	21,559,978	15,344,299	4.12	206,961	25,495	3.05

	33,525,445	27,478,756		3,016,961	2,927,861
Mortgage-backed securities	20,800,030	21,656,280	5.84	4,409,770	4,588,337	4.75
Equity securities	1,603,748	1,557,082	3.23	—	—	—

	$55,929,223	$50,692,118		$7,426,731	$7,516,198

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

   Investment securities decreased $8.7 million to $58.1 million at December 31, 2009 compared to $66.8 million at December 31, 2008.

LOANS

   The following table represents a breakdown of loan balances at December 31:

	2009	2008	2007	2006	2005

Real Estate:
Residential	$83,669,885	$77,278,004	$66,259,210	$55,057,625	$53,148,211
Commercial	136,130,028	136,006,919	111,474,356	120,397,988	97,909,115
Construction and land development	34,751,579	30,955,304	35,206,622	29,996,306	37,415,478
Demand and time	38,347,751	37,691,638	46,406,977	51,549,802	56,118,527
Lease financing	—	29,772	287,519	969,113	1,936,482
Installment	875,425	1,731,519	1,989,149	2,030,480	1,415,260

	293,774,668	283,693,156	261,623,833	260,001,314	247,943,073
Allowance for loan losses	(4,322,604)	(3,179,741)	(3,270,425)	(3,131,021)	(3,337,163)

Loans, net	$289,452,064	$280,513,415	$258,353,408	$256,870,293	$244,605,910

   Gross loans, excluding loans held for sale, increased $10.1 million or 3.6% from $283.7 million at December 31, 2008 to $293.8 million at December 31, 2009. The increase was in every loan category with the exception of leases and installment loans. Commercial loans amounted to $209.2 million at December 31, 2009 and were 71.2% of gross loans. Consumer loans amounted to $84.5 million and were 28.8% of total loans.

   The following table shows the contractual maturities and interest rate sensitivities of the Company's loans at December 31, 2009. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, the Company's experience indicates that a significant number of loans will be extended or repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total

Real Estate:
Residential	$7,308,957	$—	$1,840,813	$—	$35,148,571	$39,371,544	$83,669,885
Commercial	5,625,502	8,703,289	67,711,779	6,048,537	29,243,959	18,796,962	136,130,028
Construction and land development	6,310,120	16,746,689	1,562,896	4,974,116	—	5,157,758	34,751,579
Demand and time	4,489,862	26,015,670	5,963,491	704,475	1,046,567	127,686	38,347,751
Installment	19,172	205,680	282,743	63,443	138,121	166,266	875,425

	$23,753,613	$51,671,328	$77,361,722	$11,790,571	$65,577,218	$63,620,216	$293,774,668

   The following table provides information concerning nonperforming assets and past due loans at December 31, 2009:

	2009	2008	2007	2006	2005

Nonaccrual loans (a)	$7,515,466	$5,027,767	$4,819,139	$3,699,397	$1,413,925
Restructured loans	2,781,847	771,216	178,003	180,686	—
Foreclosed real estate	2,026,697	1,736,018	—	1,383,163	—

	$12,324,010	$7,535,001	$4,997,142	$5,263,246	$1,413,925

Accruing loans past-due 90 days or more	$—	$2,216,728	$918,986	$436,599	$179,012

   (a)    Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower has demonstrated the ability to pay and remain current. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.

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

   The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $1.1 million, $290,000, and $902,000 as of December 31, 2009, 2008 and 2007, respectively.

   The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $3.2 million, $1.6 million, and $1.4 million, as of December 31, 2009, 2008 and 2007, respectively.

   Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. An unallocated reserve may be maintained to recognize the imprecision in estimating and measuring losses when evaluating the allowance for individual loans or pools of loans.

   During the years ended December 31, 2005 through 2009, the unallocated portion of the allowance for loan losses has fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believes is the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company's loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company's federal regulators are a consideration in determining the required total allowance.

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

	Years ended December 31
Description	2009	2008	2007	2006	2005

Balance at beginning of year	$3,179,741	$3,270,425	$3,131,021	$3,337,163	$3,485,076
Charge-offs:
Demand and time	—	—	—	—	123,578
Lease financing	—	73,821	25,778	154,747	168,823
Real estate:
Residential	331,021	498,687	176,881	—	—
Commercial	456,543	518,755	220,640	59,120	—
Construction	2,360,618	1,174,879	—	—	—
Installment	54,629	2,335	19,153	41,967	22,640

	3,202,811	2,268,477	442,452	255,834	315,041
Recoveries:
Demand and time	—	—	—	—	130,904
Lease financing	28,134	8,309	14,138	16,530	3,980
Real estate:
Residential	29,830	4,358	—	—	14,874
Commercial	47,487	9,643	187	6,290	—
Construction	—	32,648	—	—	—
Installment	8,883	26,835	31,531	26,872	17,370

	114,335	81,793	45,856	49,692	167,128

Net charge-offs	3,088,476	2,186,684	396,596	206,142	147,913

Provision charged to operations	4,231,339	2,096,000	536,000	—	—

Balance at end of the year	$4,322,604	$3,179,741	$3,270,425	$3,131,021	$3,337,163

Ratio of net charge-offs to average loans outstanding	0.97%	0.82%	0.15%	0.08%	0.06%

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

Portfolio	2009	2008	2007	2006	2005

Demand and time and lease financing	$696,460	$235,573	$807,582	$922,612	$474,059
Real estate:
Residential	1,420,924	702,297	1,258,314	409,684	718,028
Commercial	640,111	1,100,933	687,797	923,453	679,002
Construction and land development	1,544,654	193,471	217,225	230,072	382,204
Installment	20,455	81,642	39,164	49,399	143,318
Unallocated	—	865,640	260,343	595,801	940,552

	$4,322,604	$3,179,741	$3,270,425	$3,131,021	$3,337,163

   The table below provides a percentage breakdown of the loan portfolio by category to total loans at December 31:

Portfolio	2009	2008	2007	2006	2005

Demand and time and lease financing	13.1%	13.3%	17.8%	20.2%	23.4%
Real estate:
Residential	28.5	27.2	25.3	21.2	21.4
Commercial	46.3	48.0	42.6	46.3	39.6
Construction and land development	11.8	10.9	13.5	11.5	15.1
Installment	0.3	0.6	0.8	0.8	0.5

	100.0%	100.0%	100.0%	100.0%	100.0%

   All loan allowances are subject to regulatory examinations and determinations as to the appropriateness of the methodology and adequacy on an annual basis.

   At December 31, 2009, the allowance for loan losses was $4.3 million, a 35.9% increase from the end of 2008. The ratio of the allowance to total loans was 1.47% at December 31, 2009 and 1.12% at December 31, 2008. The ratio of net loan losses to average loans outstanding for 2009 was 0.97% compared to 0.82% for 2008. The ratio of nonaccrual loans, restructured loans and loans delinquent more than 90 days to total loans and foreclosed real estate increased to 4.17% at December 31, 2009 from 3.42% at the end of 2008. The ratio of real estate loans to total loans increased to 86.6% at the end of 2009 from 86.1% at the end of 2008.

FUNDING SOURCES

DEPOSITS

   The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$47,889,657	—%	$48,754,626	—%	$49,584,706	—%
Interest-bearing deposits:
NOW accounts	25,209,344.21		26,840,775.21		29,273,381	0.21
Savings accounts	25,579,453.26		25,474,803.26		26,446,228	0.27
Money market accounts	45,168,405	1.51	46,737,845	2.18	56,986,611	3.95
Certificates of deposit	173,924,239	3.40	130,592,612	4.19	117,106,699	4.87

	$317,771,098	2.11%	$278,400,661	2.38%	$279,397,625	2.89%

   The following table provides the maturities of certificates of deposit of the Company in amounts of $100,000 or more at December 31, 2009:

Maturing in:
3 months or less	$14,619,865
Over 3 months through 6 months	5,502,765
Over 6 months through 12 months	48,671,791
Over 12 months	17,000,577

$85,794,998

   Total deposits at December 31, 2009 increased by $43.4 million to $335.8 million from the end of 2008. Interest bearing accounts increased by $36 million and noninterest-bearing deposits increased by $7.5 million.

   The Company began offering CDARS deposits to its customers during 2004. This program allows for customers who wish to invest more than the amounts that would normally be covered by FDIC insurance with the Bank. The program is nationwide and allows participating banks to "swap" customer deposits so that no customer has greater than the insurable maximum in one bank, while allowing the customer the convenience of maintaining a relationship with only one bank. As of December 31, 2009, the Bank had approximately $35.5 million in CDARS deposits, an increase of $14 million from December 31, 2008.

BORROWED FUNDS

   Borrowed funds consist of securities sold under repurchase agreements, federal funds purchased and borrowings from the Federal Home Loan Bank of Atlanta. Securities sold under repurchase agreements are securities sold to the Bank's customers under a continuing "roll-over" contract and mature in one business day. The underlying securities sold are federal agency and municipal securities that are segregated from the Company's other investment securities. Federal funds purchased are unsecured overnight borrowings from other financial institutions.

   Information with respect to borrowings is as follows at and for the years ended December 31:

December 31:	2009	2008	2007

Due 2008, 5.19% to 5.51%	$—	$—	$15,000,000
Due 2009, 0.48% to 2.33%	—	21,600,000	—
Due 2010, 0.35% to 3.57%	15,500,000	15,500,000	—
Due 2011, 3.00% to 4.04%	15,900,000	15,900,000	—
Due 2012, 3.18% to 3.52%	9,000,000	9,000,000	—
Due 2013, 3.26% to 4.33%	2,890,000	3,230,000	—

	$43,290,000	$65,230,000	$15,000,000

Federal funds purchased and securities sold under repurchase agreements	$6,542,472	$14,210,755	$14,589,152
Weighted average interest rate at year-end:
Advances from the FHLB	3.04%	2.30%	5.03%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	4.03%
Maximum outstanding at any month-end:
Advances from the FHLB	$76,730,000	$82,550,000	$30,000,000
Federal funds purchased and securities sold under repurchase agreements	$11,487,274	$15,697,045	$19,427,144
Average balance outstanding during the year:
Advances from the FHLB	$51,600,274	$51,812,650	$19,753,973
Federal funds purchased and securities sold under repurchase agreements	$8,283,250	$13,404,970	$11,914,984
Weighted average interest rate during the year:
Advances from the FHLB	2.75%	3.07%	5.58%
Federal funds purchased and securities sold under repurchase agreements	0.01%	1.76%	4.67%

   The Company has external sources of funds through the Federal Reserve Bank (FRB) and Federal Home Loan Bank of Atlanta (FHLB), which can be drawn upon when required. At December 31, 2009, the line of credit at FHLB based on qualifying loans pledged as collateral was $54.1 million. The Company can also pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $28.1 million of securities pledged at the FHLB and $4.9 million of securities pledged at the FRB under which the Company's subsidiary, Carrollton Bank, could borrow $32 million. Approximately $9.4 million of securities have not been pledged against any borrowings. Outstanding borrowings at the FHLB were $43.3 million at December 31, 2009. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against the line. There was no balance outstanding under these lines at December 31, 2009. These lines bear interest at the current federal funds rate of the correspondent bank.

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

   In addition, the FRB and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator's assessment of an institution's risk profile. The following chart shows the regulatory capital levels for the Company and Bank at December 31, 2009 and 2008. The Company's subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

   The following table shows the Company's and the Bank's capital ratios as of December 31:

		Carrollton Bancorp	Carrollton Bank	Carrollton Bancorp	Carrollton Bank
	Minimum	2009	2009	2008	2008

Leverage ratio	4%	9.27%	8.67%	8.17%	7.37%
Risk-based capital:
Tier 1 (Core)	4%	10.23%	9.84%	9.84%	9.41%
Total	8%	11.37%	10.99%	10.91%	10.45%

   Total shareholders' equity increased 28.6% or $7.8 million to $35.2 million at December 31, 2009. The increase was due to the issuance of $9.2 million of U. S. Treasury preferred stock, partially offset by a net loss of $480,154 and payment of $616,077 in dividends to common shareholders and $347,593 in dividends paid on the Series A Preferred Stock held by Treasury. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to these items do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

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

   The Company's liquidity is derived primarily from its deposit base and equity capital. Liquidity is provided through the Company's portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, unpledged investment securities held to maturity due within one year, and unpledged securities available for sale. Such assets totaled $57.2 million or 13.5% of total assets at December 31, 2009.

   The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $86.2 million at December 31, 2009. Of this total, management places a high probability of required funding within one year on approximately $46.8 million. The amount remaining is unused home equity lines and other consumer lines on which management places low probability of funding.

   The Company also has external sources of funds through the Federal Reserve Bank ("FRB") and FHLB, which can be drawn upon when required. There is a line of credit totaling approximately $54 million with the Federal Home Loan Bank of Atlanta (the "FHLB") based on qualifying loans pledged as collateral. Also the Company can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. In addition, the Company had $28.1 million of securities pledged at the FHLB under which the Company's subsidiary, Carrollton Bank, could have borrowed approximately $27.3 million. Also, Carrollton Bank has $4.9 million of securities pledged at FRB under which it could have borrowed approximately $4.7 million. Approximately $9.4 million of securities have not been pledged against any borrowings. Outstanding borrowings at the FHLB were $43.3 million at December 31, 2009. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against this line. There was no balance outstanding under these lines at December 31, 2009. These lines bear interest at the current federal funds rate of the correspondent bank.

CAPITAL EXPENDITURES

   Capital expenditures were approximately $1.0 million in 2009, $489,000 in 2008, and $2.3 million in 2007. The expenditures in 2009 related to purchases of furniture and equipment for the relocation of the executive and operations offices. The capital expenditures in 2008 related to renovations at two of branches and purchases of equipment, including computer equipment. The capital expenditures in 2007 were principally due to completing the construction of the Cockeysville branch and construction of a new branch in Perry Hall which opened in January 2008.

   Capital expenditures are projected to be approximately $500,000 for fiscal year 2010 for renovations at two of the Company's properties.

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

   Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At December 31, 2009, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

   In order to partially offset a reduction in interest income in a declining interest rate environment, on December 14, 2005, the Bank purchased a $10.0 million notional amount interest rate Floor with a minimum interest rate (strike rate) of 7.0% based on the U.S. prime rate. The term of the Floor is five years. The Floor reduces the variability of cash flow from a pool of variable rate loans since the rate index of the loans fell below the predetermined strike rate of the hedge (7%).

   The following chart shows the static gap position for interest sensitive assets and liabilities of the Company as of December 31, 2009. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been included in the 0 to 3 months category. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

   Period from December 31, 2009 in which assets and liabilities reprice:

(Dollars in thousands)	0 to 3 months	4 to 12 months	1 to 3 years	3 to 5 years	> 5 years

ASSETS:
Short term investments	$18,384	$—	$—	$—	$—
Investment securities	15,489	6,729	10,760	16,826	8,315
Loans held for sale	24,538	—	—	—	—
Loans:
Residential real estate	21,234	35,331	14,717	7,119	5,269
Commercial real estate	11,633	47,698	44,776	21,596	10,427
Construction and land development	10,259	16,255	5,010	567	2,661
Demand and time	6,095	26,417	3,380	923	1,533
Installment	46	508	123	20	178

	$107,678	$132,938	$78,766	$47,051	$28,383

LIABILITIES:
Deposits	$130,375	$111,924	$20,724	$19,986	$—
Borrowings	14,042	8,000	24,900	2,890	—

	$144,417	$119,924	$45,624	$22,876	$—

Gap position
Period	$(36,739)	$13,014	$33,142	$24,175	$28,383
% of assets	(8.67)%	3.07%	7.82%	5.70%	6.70%
Cumulative	$(36,739)	$(23,725)	$9,417	$33,592	$61,975
% of assets	(8.67)%	(5.60)%	2.22%	7.93%	14.63%
Cumulative risk sensitive assets to risk sensitive liabilities	74.56%	91.02%	103.04%	110.09%	118.62%

INFLATION

   Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for 2009, 2008, and 2007.

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

   Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2009:

Loan commitments	$19,197,691
Unused lines of credit	67,018,011
Letters of credit	3,837,873

CONTRACTUAL OBLIGATIONS

   The Company enters into contractual obligations in the normal course of business. Among these obligations are short and long-term FHLBA advances, operating leases related to branch and administrative facilities, and a long-term contract with a data processing provider. Payments required under these obligations are set forth in the table below as of December 31, 2009.

Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	One to three years	Three to five years	More than five years

Federal Home Loan Bank	$43,290	$15,500	$24,900	$2,890	$—
Federal fund purchased and securities sold under agreement to repurchase	6,542	6,542	—	—	—
Operating lease obligations	11,996	1,139	1,720	1,669	7,468
Purchase obligations(1)	4,373	586	1,225	1,300	1,262

Total	$66,201	$23,767	$27,845	$5,859	$8,730

(1)
Represents payments required under contract, based on average monthly charges for 2009 and assuming a growth rate of 3%, with the Company's current data processing service provider that expires in October 2016.

NEW ACCOUNTING PRONOUNCEMENTS

   Note 22 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2009 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations or liquidity, the impact of these changes are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

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
Columbia, Maryland

   We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Rowles & Company, LLP, Certified Public Accountants

Baltimore, Maryland
March 8, 2010

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Cash and due from banks	$4,949,050	$2,659,597
Federal funds sold and other interest bearing deposits	18,384,322	7,502,691
Federal Home Loan Bank stock, at cost	3,876,100	3,575,700
Investment securities
Available for sale	50,692,118	56,393,865
Held to maturity (fair value of $7,516,198 and $10,131,857)	7,426,731	10,374,288
Loans held for sale	24,537,566	21,701,287
Loans, less allowance for loan losses of $4,322,604 and $3,179,741	289,452,064	280,513,415
Premises and equipment	7,244,452	7,012,193
Accrued interest receivable	1,594,265	1,797,241
Bank owned life insurance	4,766,529	4,593,182
Deferred income taxes	4,025,384	3,594,895
Foreclosed real estate	2,026,697	1,736,018
Other assets	4,782,190	2,726,812

	$423,757,468	$404,181,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$52,782,626	$45,324,537
Interest-bearing	283,008,704	247,028,739

Total deposits	335,791,330	292,353,276
Federal funds purchased and securities sold under agreements to repurchase	6,542,472	14,210,755
Advances from the Federal Home Loan Bank	43,290,000	65,230,000
Accrued interest payable	273,595	288,410
Accrued pension plan	1,072,071	1,968,896
Other liabilities	1,569,925	2,739,154

	388,539,393	376,790,491

Shareholders' equity
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized 9,201 shares; issued and outstanding 9,201 in 2009 and 0 in 2008 (discount of $367,778 in 2009 and $0 in 2008)	8,842,222	—
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,568,588 in 2009 and 2,564,988 in 2008	2,568,588	2,564,988
Additional paid-in capital	15,694,328	15,255,971
Retained earnings	11,736,797	13,252,272
Accumulated other comprehensive income (loss)	(3,623,860)	(3,682,538)

	35,218,075	27,390,693

	$423,757,468	$404,181,184

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007

INTEREST INCOME
Interest and fees on loans	$18,482,320	$18,657,887	$20,676,380
Interest and dividends on securities
Taxable interest income	2,674,537	3,163,838	2,297,626
Nontaxable interest income	451,125	345,093	376,199
Dividends	42,633	174,494	145,477
Interest on federal funds sold and other interest income	11,036	65,288	180,678

Total interest income	21,661,651	22,406,600	23,676,360

INTEREST EXPENSE
Deposits	6,705,158	6,628,576	8,102,417
Borrowings	1,426,011	1,828,606	1,659,907

Total interest expense	8,131,169	8,457,182	9,762,324

Net interest income	13,530,482	13,949,418	13,914,036
PROVISION FOR LOAN LOSSES	4,231,339	2,096,000	536,000

Net interest income after provision for loan losses	9,299,143	11,853,418	13,378,036

NONINTEREST INCOME
Service charges on deposit accounts	714,149	823,978	950,217
Brokerage commissions	541,412	681,658	677,647
Electronic Banking fees	1,907,944	1,826,574	1,879,650
Mortgage banking fees and gains	4,395,881	2,548,417	2,284,988
Other fees and commissions	424,116	461,031	481,640
(Loss) Gains on security sales	(261,184)	244,036	—

Total noninterest income	7,722,318	6,585,694	6,274,142

NONINTEREST EXPENSES
Salaries	7,580,129	6,946,000	7,226,753
Employee benefits	1,567,303	1,869,560	1,363,985
Occupancy	2,403,595	2,320,978	2,064,352
Furniture and equipment	558,135	636,784	600,654
Professional services	798,727	910,521	1,192,628
Lease buyout — branch	—	538,000	—
Other noninterest expenses	5,276,302	4,246,221	4,026,769

Total noninterest expenses	18,184,191	17,468,064	16,475,141

(Loss) Income before income taxes	(1,162,730)	971,048	3,177,037
INCOME TAX (BENEFIT) EXPENSE	(682,576)	124,197	1,050,774
NET (LOSS) INCOME	(480,154)	846,851	2,126,263
PREFERRED STOCK DIVIDENDS AND DISCOUNTS ACCRETION	419,244	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(899,398)	$846,851	$2,126,263

NET (LOSS) INCOME PER SHARE — BASIC	$(0.35)	$0.32	$0.75

NET (LOSS) INCOME PER SHARE — DILUTED	$(0.35)	$0.32	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income(Loss)

BALANCE, DECEMBER 31, 2006	$—	$2,806,705	$18,372,351	$12,886,247	$646,075
Net Income	—	—	—	2,126,263	—	$2,126,263
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(121,312)	(121,312)
ASC 715-30, net of tax effects of $17,785	—	—	—	—	26,819	26,819
Cash flow hedging derivative	—	—	—	—	108,913	108,913

Comprehensive income						$2,140,683

Shares acquired and cancelled	—	(16,015)	(248,256)	—	—
Stock options exercised including tax benefit of $32,790	—	40,685	584,814	—	—
Issuance of stock under 2007 Equity Plan	—	3,600	54,900	—	—
Stock based compensation	—	—	17,841	—	—
Cash dividends, $0.48 per share	—	—	—	(1,358,330)	—

BALANCE, DECEMBER 31, 2007	—	2,834,975	18,781,650	13,654,180	660,495
Net Income	—	—	—	846,851	—	$846,851
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(3,407,842)	(3,407,842)
ASC 715-30, net of tax effects of $776,631	—	—	—	—	(1,219,569)	(1,219,569)
Cash flow hedging derivative	—	—	—	—	284,378	284,378

Comprehensive income (loss)						$(3,496,182)

Shares acquired and cancelled	—	(276,137)	(3,607,733)	—	—
Stock options exercised including tax benefit of $1,833	—	2,550	27,939	—	—
Issuance of stock under 2007 Equity Plan	—	3,600	46,800	—	—
Stock based compensation	—	—	7,315	—	—
Cash dividends, $0.48 per share	—	—	—	(1,248,759)	—

BALANCE, DECEMBER 31, 2008		2,564,988	15,255,971	13,252,272	(3,682,538)
Net Loss	—	—	—	(480,154)	—	$(480,154)
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(322,858)	(322,858)
ASC 715-30, net of tax effects of $(353,753)	—	—	—	—	543,073	543,073
Cash flow hedging derivative	—	—	—	—	(161,537)	(161,537)

Comprehensive income						$(421,476)

Issuance of U.S. Treasury preferred stock	8,770,572	—	409,428	—	—
Accretion of discount associated with U.S. Treasury preferred stock	71,650	—	—	(71,650)	—
Issuance of stock under 2007 Equity Plan	—	3,600	17,037	—	—
Stock based compensation	—	—	11,892	—	—
Preferred stock cash dividend	—	—	—	(347,594)	—
Cash dividends $0.24 per share	—	—	—	(616,077)	—

BALANCE, DECEMBER 31, 2009	$8,842,222	$2,568,588	$15,694,328	$11,736,797	$(3,623,860)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(480,154)	$846,851	$2,126,263
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Provision for loan losses	4,231,339	2,096,000	536,000
Deprecation and amortization	814,028	798,583	847,924
Deferred income taxes	(646,710)	115,582	139,538
Amortization of premiums and discounts	(122,572)	(98,525)	(57,828)
Gains on disposal of securities	(17,859)	(348,318)	—
Write down of equity securities	296,024	104,282	—
Loans held for sale made, net of principal sold	(2,836,279)	(14,121,522)	(90,475)
Loss (gain) on sale of premises and equipment	54,699	—	(5,592)
Write down of foreclosed real estate	150,976	167,000	—
Loss (gain) on sale of foreclosed real estate	105,971	(18,981)	127,906
Stock based compensation expense	11,892	7,315	17,841
Stock issued under 2007 Equity Plan	20,637	50,400	58,500
(Increase) decrease in:
Accrued interest receivable	202,976	(63,569)	(20,019)
Prepaid income taxes	151,682	(575,000)	—
Cash surrender value of bank owned life insurance	(173,347)	(158,158)	(155,194)
Other assets	(2,475,662)	(219,645)	(478,693)
Increase (decrease) in:
Accrued interest payable	(14,815)	67,125	6,720
Deferred loan origination fees	(54,175)	(88,255)	(184,808)
Income taxes payable	—	(74,190)	(154,935)
Other liabilities	(1,169,229)	1,344,650	34,083

Net cash provided by (used in) operating activities	(1,950,578)	(10,168,375)	2,747,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	5,369,929	—
Proceeds from maturities of securities available for sale	12,161,841	2,772,957	6,973,048
Proceeds from sales of securities held to maturity	1,102,913	—	—
Proceeds from maturities of securities held to maturity	1,669,985	7,689,223	1,159,552
(Purchase) redemption of Federal Home Loan Bank stock, net	(300,400)	(2,270,600)	399,400
Purchase of securities available for sale	(6,974,191)	(35,080,758)	(6,000,000)
Loans made, net of principal collected	(14,480,771)	(25,412,696)	(579,049)
Purchase of premises and equipment	(1,005,707)	(499,605)	(2,338,287)
Purchase of foreclosed real estate	—	(922,573)	—
Proceeds from sale of premises and equipment	84,560	55,737	20,909
Proceeds from sale of foreclosed real estate	817,332	283,481	—

Net cash (used in) investing activities	(6,924,438)	(48,060,432)	(364,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	34,104,907	23,356,996	13,519,929
Net increase (decrease) in other deposits	9,333,147	(16,642,345)	(5,785,105)
Advances (payment) of Federal Home Loan Bank advance	(21,940,000)	50,230,000	(7,000,000)
Net increase (decrease) in other borrowed funds	(7,668,283)	(378,397)	1,183,689
Net proceeds of issuance of preferred stock and warrant	9,180,000	—	—
Common stock repurchase and retirement	—	(3,883,870)	(264,271)
Stock options exercised	—	28,606	592,709
Income tax benefit from exercise of stock options	—	1,883	32,790
Dividends paid	(963,671)	(1,248,759)	(1,358,330)

Net cash provided by (used in) financing activities	22,046,100	51,464,114	921,411

Net increase (decrease) in cash and cash equivalents	13,171,084	(6,764,693)	3,304,215
Cash and cash equivalents at beginning of year	10,162,288	16,926,981	13,622,766

Cash and cash equivalents at end of year	$23,333,372	$10,162,288	$16,926,981

SUPPLEMENTAL INFORMATION:
Interest paid on deposits and borrowings	$8,145,984	$8,390,057	$9,755,604

Income taxes paid	$(52,549)	$872,387	$1,205,709

NONCASH ACTIVITY:
Transfer of loans to foreclosed real estate	$1,364,958	$1,244,945	$—

Foreclosed real estate financed	$—	$—	$1,327,175

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

Organization

   The Company was formed January 11, 1990, and is a Maryland corporation chartered as a bank holding company. The Company holds all the issued and outstanding shares of common stock of Carrollton Bank (the "Bank"). The Bank is a Maryland company that engages in general commercial banking operations. Deposits in the Bank are insured, subject to regulatory limitations, by the Federal Deposit Insurance Corporation (the "FDIC").

   The Bank provides commercial and brokerage services to individuals and small and medium-sized businesses. Services offered by the Bank include a variety of loans and a broad spectrum of commercial and consumer financial services.

Accounting Standards Codification

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

Basis of Presentation

   The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include all accounts of the Company and its wholly-owned subsidiary, Carrollton Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2009. These reclassifications have no effect on stockholders' equity or net income as previously reported.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value

   New authoritative accounting guidance under ASC Topic 820, "Fair Value Measurements and Disclosures," affirms that the objective of fair value when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements.

   ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC Topic 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 21 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009. The Company adopted the new authoritative accounting guidance under this ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company's financial statements.

   In February 2007, the FASB issued Codification No. 825-10-25, "The Fair Value Option for Financial Assets and Financial Liabilities." The codification provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new codification was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

   In accordance with FASB Codification ("ASC") No. 310-40, Accounting by Creditors for Impairment of a Loan, the Company measures impaired loans: (i) at the present value of expected cash flows discounted at the loan's effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses.

   ASC Topic 310-40 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment loans. These loans are collectively evaluated for impairment. The Company's impaired loans are, therefore, comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status. The Company recognizes interest income for impaired loans consistent with its method for nonaccrual loans. Specifically, interest payments received are normally applied to principal. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

   The Company provides for loan losses through the establishment of the Allowance by provisions charged against earnings. The Company's objective is to ensure that the Allowance is adequate to cover probable loan losses inherent in the loan portfolio at the date of each balance sheet. Management considers a number of factors in estimating the required level of the Allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and, a continuing evaluation of the economic environment. The Company's estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of the economic and market conditions on borrowers. Loan losses are charged against the Allowance when management believes the uncollectability of the loan is confirmed. Subsequent recoveries, if any, are credited to the Allowance.

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

Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to noninterest expenses. Depreciation generally is computed on the straight-line basis over the estimated useful lives of the assets, which generally range from three to ten years for furniture and equipment, three to five years for computer software and hardware, and ten to forty years for buildings and improvements. Leasehold improvements are generally amortized over the terms of the related leases or the lives of the assets, whichever is shorter. The costs of significant purchases, renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred and included in noninterest expense.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible Assets

   A deposit intangible asset of $1,847,700, relating to a branch acquisition, is being amortized using the straight-line method over 15 years. The remaining unamortized balance at December 31, 2009 and 2008 was $61,587 and $184,761, respectively. Amortization expense was $123,174 for 2009, 2008, and 2007, respectively.

   The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced.

   Intangible assets are included in "Other assets" on the Consolidated Balance Sheets. Management evaluates intangible assets for impairment quarterly.

Derivative Instruments and Hedging Activities

   The Company accounts for derivative instruments and hedging activities utilizing guidelines established in the Financial Accounting Standards Board ("FASB") Codification No. 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in "Other Comprehensive Income," net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

Per Share Data

   Basic net income (loss) per share is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding giving retroactive effect to any stock dividends and splits declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed using the treasury stock method.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

   Comprehensive income includes all changes in shareholders' equity during a period, except those relating to investments by and distributions to shareholders. The Company's comprehensive income consists of net earnings, unrealized gains and losses on securities available for sale, changes in the fair value of the Floor, and the adjustment from the adoption of ASC Topic 715, Employees Accounting for Defined Benefit Pension and Other Post Retirement Plans as of December 31, 2006, and is presented in the statements of shareholders' equity. Accumulated other comprehensive income is displayed as a separate component of shareholders' equity.

Stock-based Compensation

   The Company applies the provisions of ASC Topic 718, Accounting for Stock Options and Other Stock Based Compensation, which requires companies to recognize expense related to the fair value of stock-based compensation. Under ASC Topic 718 compensation cost is recognized for all share-based compensation granted, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.

2. CASH AND DUE FROM BANKS

   The Bank is required by the Federal Reserve System to maintain certain reserve balances based principally on deposit liabilities. At December 31, 2009 and 2008, the required reserve balances were $1.0 million and $1.6 million, respectively. The Company sells federal funds on an unsecured basis to its correspondent banks. Average balances sold were $3.3 million in 2009 and $2.5 million in 2008.

3. INVESTMENT SECURITIES

   Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2009
AVAILABLE FOR SALE
U.S. government agency	$16,197,314	$100,080	$189,019	$16,108,375
Mortgage-backed securities	20,800,030	1,097,295	241,045	21,656,280
State and municipal	7,611,984	114,575	4,988	7,721,571
Corporate bonds	9,716,147	1,940	6,069,276	3,648,810

	54,325,475	1,313,890	6,504,328	49,135,036
Equity securities	1,603,748	281,628	328,294	1,557,082

	$55,929,223	$1,595,518	$6,832,622	$50,692,118

HELD TO MATURITY
U.S. government agency	$—	$—	$—	$—
Mortgage-backed securities	4,409,770	178,567	—	4,588,337
State and municipal	2,810,000	92,366	—	2,902,366
Corporate bonds	206,961	—	181,466	25,495

	$7,426,731	$270,933	$181,466	$7,516,198

3. INVESTMENT SECURITIES (Continued)

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2008
AVAILABLE FOR SALE
U.S. government agency	$18,103,498	$230,681	$—	$18,334,178
Mortgage-backed securities	24,688,564	859,292	578,010	24,969,846
State and municipal	7,033,219	20,282	162,788	6,890,713
Corporate bonds	9,664,031	—	5,530,389	4,133,642

	59,489,312	1,110,255	6,271,187	54,328,379
Equity securities	1,608,495	539,982	82,991	2,065,486

	$61,097,807	$1,650,237	$6,354,178	$56,393,865

HELD TO MATURITY
U.S. government agency	$—	$—	$—	$—
Mortgage-backed securities	5,966,091	144,174	1,714	6,108,552
State and municipal	3,912,836	—	20,277	3,892,560
Corporate bonds	495,361	—	364,616	130,745

	$10,374,288	$144,174	$386,607	$10,131,857

   Information related to unrealized losses in the portfolio as of December 31, 2009 follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agency	$5,831,590	$(151,519)	$4,962,500	$(37,500)	$10,794,090	$(189,019)
Mortgage-backed securities	—	—	2,902,239	(241,045)	2,902,239	(241,045)
State and municipal	—	—	1,156,289	(4,988)	1,156,289	(4,988)
Corporate bonds	1,035,058	(4,905,825)	800,508	(1,344,917)	1,835,566	(6,250,742)
Equity securities	—	—	1,008,571	(328,294)	1,008,571	(328,294)

	$6,866,648	$(5,057,344)	$10,830,107	$(1,956,744)	$17,696,755	$(7,014,088)

   Contractual maturities of debt securities at December 31, 2009 and 2008 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$1,229,433	$1,259,078	$—	$—
Over one to five years	3,449,459	3,459,717	—	—
Over five to ten years	7,286,575	7,415,662	2,810,000	2,902,366
Over ten years	21,559,978	15,344,299	206,961	25,495
Mortgage-backed securities	20,800,030	21,656,280	4,409,770	4,588,337

	$54,325,475	$49,135,036	$7,426,731	$7,516,198

3. INVESTMENT SECURITIES (Continued)

	December 31, 2008
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$867,127	$875,152	$—	$—
Over one to five years	4,625,219	4,534,807	—	—
Over five to ten years	5,346,104	5,356,638	3,912,836	3,892,560
Over ten years	23,962,298	18,591,936	495,361	130,745
Mortgage-backed securities	24,688,564	24,969,846	5,966,091	6,108,552

	$59,489,312	$54,328,379	$10,374,288	$10,131,857

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

   Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. During 2009, however, three municipal securities from the same issuer with a cost of $1.1 million were redeemed with a recognized gain of $17,167 to avoid what management believed to be a potential permanent decline the the value of the bonds from the municipality.

   Furthermore, as of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses, except for the trust preferred securities described below, are largely due to increases in investor expectations for market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2009, management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company's consolidated income statement.

   At December 31, 2009 and December 31, 2008, the Company owned five collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies ("TRUP CDOs"). The market for these securities at December 31, 2009 and December 31, 2008 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing or able to transact for these securities.

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

   Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2009 and December 31, 2008

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates

•
Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date

3. INVESTMENT SECURITIES (Continued)

The following table (Dollars in Thousands) lists the class, credit rating, deferrals and defaults of the five trust preferred securities (PreTSL):

		Moody Credit Rating
			Deferrals		Defaults
PreTSL	Class		Amount	Percent	Amount	Percent

IV	Mezzanine	Ca	$6,000	9.0%	$12,000	18.1%
XVIII	C	Ca	86,000	20.2	96,000	22.6
XIX	B	B3	50,000	7.1	63,000	9.0
XIX	C	Ca	50,000	7.1	63,000	9.0
XXII	B-1	B3	218,500	15.7	111,000	8.0
XXIV	C-1	Caa3	182,300	17.3	127,000	12.1

   Based on qualitative considerations such as a down grade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, management determined that one TRUP CDO included in corporate bonds was other-than-temporarily impaired (OTTI) and wrote the investment in this TRUP CDO down $292,577 to its present value of expected cash flows through earnings at December 31, 2009 to properly reflect credit losses associated with this TRUP CDO. The remaining fair value of the security was approximately $208,661 at December 31, 2009. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the TRUP CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.

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

   At December 31, 2009 and 2008, securities with an amortized cost of $46.2 million (fair value of $47.4 million) and $64.5 million (fair value of $59.7 million), respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, advances from the Federal Home Loan Bank, and borrowings from the FRB. At December 31, 2009, there were no borrowings against the securities pledged at the FRB.

   In 2009, the Company realized gross gains on sales of or call of securities of $35,000. These gains were partially offset by a $4,000 write down of one equity security. In 2008 the Company realized gross gains on sales of securities of $347,510 offset by the write down of equity securities of $104,282. In 2007, there were no sales of securities. Income taxes on net security gains/(losses) in 2009 and 2008 were $(103,000) and $31,000, respectively.

4. LOANS

   Major classifications of loans at December 31 are as follows:

	2009	2008

Real estate:
Residential	$83,669,885	$77,278,004
Commercial	136,130,028	136,006,919
Construction and land development	34,751,579	30,955,304
Demand and time	38,347,751	37,691,638
Lease financing	—	29,772
Installment	875,425	1,731,519

	293,774,668	283,693,156
Allowance for loan losses	(4,322,604)	(3,179,741)

Loans, net	$289,452,064	$280,513,415

4. LOANS (Continued)

   The Bank makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

   The maturity and rate repricing distribution of the loan portfolio at December 31 is as follows:

	2009	2008

Repricing or maturing within one year	$131,269,397	$111,053,944
Maturing over one to five years	117,073,896	94,118,714
Maturing over five years	45,431,375	78,520,498

	$293,774,668	$283,693,156

   Loan balances have been adjusted by the following deferred amounts as of December 31:

	2009	2008

Deferred origination costs and premiums	$922,163	$904,499
Deferred origination fees and unearned discounts	(892,520)	(947,080)

Net deferred costs (fees)	$29,643	$(42,581)

   Transactions in the allowance for loan losses for the years ended December 31 were as follows:

	2009	2008	2007

Beginning balance	$3,179,741	$3,270,425	$3,131,021
Provision charged to operations	4,231,339	2,096,000	536,000
Recoveries	114,335	81,793	45,856

	7,525,415	5,448,218	3,712,877
Loans charged off	3,202,811	2,268,477	442,452

Ending balance	$4,322,604	$3,179,741	$3,270,425

   Nonperforming assets and loans past-due 90 days or more but accruing interest were as follows at December 31:

	2009	2008	2007

Nonaccrual loans	$7,515,466	$5,027,767	$4,819,139
Restructured loans	2,781,847	771,216	178,003
Foreclosed real estate	2,026,697	1,736,018	—

Total nonperforming assets	$12,324,010	$7,535,001	$4,997,142

Accruing loans past-due 90 days or more	$—	$2,216,728	$918,986

Unrecorded interest on nonaccrual loans	$471,449	$296,553	$458,797

Interest income recognized on nonaccrual loans	$210,611	$281,237	$88,384

   At December 31, 2009, the Company had twenty-five impaired loans totaling approximately $5.6 million. All impaired loans were in non-accrual status at year-end except two loans totaling $314,000, which were not past due on December 31, 2009.

   The average balance of impaired loans amounted to approximately $6.6 million in 2009. During 2009, the Company received total payments on impaired loans of $146,000. Of this amount, $122,000 was recorded as interest income for 2009. The remainder was applied to reduce principal.

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

4. LOANS (Continued)

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

   Loans with a balance of approximately $106.0 million and $109.9 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2009 and 2008, respectively. At December 31, 2008 and 2007, the Company serviced loans for others totaling $378,000 and $498,000, respectively.

5. CREDIT COMMITMENTS

   Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2009	2008	2007

LOAN COMMITMENTS
Mortgage loans	$5,411,309	$4,847,310	$4,347,755
Construction and land development	13,529,382	23,864,454	17,688,330
Commercial loans	257,000	2,683,700	21,303,360

	$19,197,691	$31,395,464	$43,339,445

UNUSED LINES OF CREDIT
Home equity lines	$38,404,487	$40,965,247	$43,371,236
Commercial lines	27,552,238	37,517,960	39,801,481
Unsecured consumer lines	1,061,286	1,171,187	1,144,641

	$67,018,011	$79,654,394	$84,317,358

LETTERS OF CREDIT	$3,837,873	$2,604,489	$2,546,445

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

6. RELATED PARTY TRANSACTIONS

   The Company's executive officers and directors, or other entities, to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectibility. During the years ended December 31, 2009, 2008, and 2007, transactions in related party loans were as follows:

	2009	2008	2007

Beginning balance	$2,788,468	$4,423,636	$7,976,614
Additions	328,361	693,468	629,259
Repayments	(212,221)	(2,328,636)	(4,182,237)

Ending balance	$2,904,608	$2,788,468	$4,423,636

   A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2009, 2008 and 2007, amounts paid to the law firm in connection with those services were approximately $299,645, $381,271, and $357,149, respectively.

6. RELATED PARTY TRANSACTIONS (Continued)

   A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2009, 2008 and 2007, amounts paid to the insurance brokerage for insurance premiums were approximately $229,020, $213,630, and $112,107, respectively.

   A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for appraisal and management services. In late 2006 and 2007, contracts for the construction of two branches were awarded on a competitive bid basis to a related party. Contract payments totaling approximately $3,639 in 2009, $126,562 in 2008, and $1.5 million in 2007, were paid to the related party.

   The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposits as of December 31, 2009 and 2008 were $2.9 million and $2.7 million, respectively.

7. PREMISES AND EQUIPMENT

   A summary of premises and equipment is as follows as of December 31:

	2009	2008

Land and improvements	$909,544	$909,544
Buildings	4,566,652	4,671,416
Leasehold improvements	2,800,292	3,494,431
Equipment and fixtures	4,262,858	4,938,751

	12,539,346	14,014,142
Accumulated depreciation and amortization	(5,294,894)	(7,001,949)

	$7,244,452	$7,012,193

   Depreciation and amortization of premises and equipment was $634,189, $675,409, and $663,135, for 2009, 2008, and 2007, respectively. Amortization of software was $56,668, $60,507, and $61,616 for 2009, 2008, and 2007, respectively.

8. DEPOSITS

   Major classifications of interest-bearing deposits are as follows as of December 31:

	2009	2008

NOW and Super NOW	$24,131,665	$27,887,068
Money market	47,488,926	42,314,448
Savings	25,365,791	24,909,807
Certificates of deposit of $100,000 or more	85,794,998	47,284,402
Other time deposits	100,227,324	104,633,014

	$283,008,704	$247,028,739

   Time deposits mature as follows:

	December 31,
	2009	2008

Maturing within one year	$145,313,450	$104,464,421
Maturing over one to two years	13,682,910	39,495,278
Maturing over two to three years	7,040,639	5,281,316
Maturing over three to four years	2,284,049	1,595,778
Maturing over four to five years	17,701,274	1,080,623

	$186,022,322	$151,917,416

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

Federal Home Loan Bank Borrowings December 31,	2009	2008	2007

Due 2008, 5.19% to 5.51%	$—	$—	$15,000,000
Due 2009, 0.48% to 2.33%	—	21,600,000	—
Due 2010, 0.35% to 3.57%	15,500,000	15,500,000	—
Due 2011, 3.00% to 4.04%	15,900,000	15,900,000	—
Due 2012, 3.18% to 3.52%	9,000,000	9,000,000	—
Due 2013, 3.26% to 4.33%	2,890,000	3,230,000	—

	$43,290,000	$65,230,000	$15,000,000

Federal funds purchased and securities sold under repurchase agreements	$6,542,472	$14,210,755	$14,589,152
Weighted average interest rate at year-end:
Advances from the FHLB	3.04%	2.30%	5.03%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	4.03%
Maximum outstanding at any month-end:
Advances from the FHLB	$76,730,000	$82,550,000	$30,000,000
Federal funds purchased and securities sold under repurchase agreements	$11,487,274	$15,697,045	$19,427,144
Average balance outstanding during the year:
Advances from the FHLB	$51,600,274	$51,812,650	$19,753,973
Federal funds purchased and securities sold under repurchase agreements	$8,283,250	$13,404,970	$11,914,984
Weighted average interest rate during the year:
Advances from the FHLB	2.75%	3.07%	5.58%
Federal funds purchased and securities sold under repurchase agreements	0.01%	1.76%	4.67%

   The Company has external sources of funds through the Federal Reserve Bank (FRB) and Federal Home Loan Bank of Atlanta (FHLB), which can be drawn upon when required. At December 31, 2009, the line of credit at FHLB based on qualifying loans pledged as collateral was $54.1 million. The Company can also pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $28.1 million of securities pledged at the FHLB and $4.9 million of securities pledged at the FRB under which the Company's subsidiary, Carrollton Bank, could borrow $32 million. Approximately $9.4 million of securities have not been pledged against any borrowings. Outstanding borrowings at the FHLB were $43.3 million at December 31, 2009. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against the line. There was no balance outstanding under these lines at December 31, 2009. These lines bear interest at the current federal funds rate of the correspondent bank.

10. OTHER NONINTEREST EXPENSES

   Other noninterest expenses include the following for the years ended December 31:

	2009	2008	2007

Data processing services	$777,595	$853,868	$847,231
FDIC Assessment	776,896	92,424	32,557
Loan expenses	616,323	438,591	290,286
Loss on the sale of other real estate owned and related expenses	529,086	268,743	—
Marketing	379,594	340,514	320,916
Employee-related expenses	363,745	305,074	412,885
Directors' fees	274,150	307,850	352,550
Postage and freight	182,334	118,684	141,918
Printing, stationary, and supplies	169,886	157,830	166,373
Liability insurance	152,915	158,687	172,041
Telephone	144,225	141,536	125,558
Software maintenance	137,112	144,120	110,455
Deposit premium amortization	123,174	123,174	123,174
Carrier service	115,705	134,957	196,240
ATM services	85,894	81,069	63,959
Shareholder expense	67,015	76,527	94,974
Software amortization	56,668	60,507	61,615
Contributions	23,900	88,348	30,358
Coin/Currency service	6,672	9,626	17,637
Other	293,413	344,092	466,042

	$5,276,302	$4,246,221	$4,026,769

11. PREFERRED STOCK

   On February 13, 2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement — Standard Terms (collectively, the "Purchase Agreement"), with the United States Department of the Treasury ("Treasury"), pursuant to which the Company issued (i) 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share ("Series A Preferred Stock"), and (ii) a warrant to purchase 205,379 shares of the Company's common stock, par value $1.00 per share. The Company raised $9,201,000 through the sale of the Series A Preferred Stock which qualifies as Tier 1 capital. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. Dividends are payable quarterly.

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

   The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company registered the Series A Preferred Stock, the warrant, and the shares of common stock underlying the warrant (the "warrant shares") on February 13, 2009. Neither the Series A Preferred Stock nor the warrant are subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one-half of the warrant shares prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $9,201,000 from one or more qualified equity offerings and (b) December 31, 2009.

   The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the "EESA"). As a condition to the closing of the transaction, Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman, and Lola B. Stokes (the Company's Senior

11. PREFERRED STOCK (Continued)

Executive Officers, as defined in the Purchase Agreement) each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer's compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called "golden parachute" agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messrs's Altieri, Uveges, Jewell and Mrs. Stokes employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

   The Treasury's current consent shall be required for any increase in the common dividends per share until February 13, 2012 unless prior to such date, the Series A preferred stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

12. STOCK OPTIONS

   At the Company's annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved. Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Common Stock were issued to each non-employee director in May 2009, 2008, and 2007. No new grants will be made under the 1998 Long Term Incentive Plan. However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

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

   Information with respect to options outstanding is as follows for the years ended December 31:

	2009		2008		2007
						Option Price Range
	Shares	Option Price Range	Shares	Option Price Range	Shares

Outstanding at beginning of year	156,385		184,555		229,030
Granted	—		—		630	$17.25
Exercised	—		(2,550)	$10.94 to $12.67	(40,685)	$9.71 to $18.10
Expired/Canceled	(25,400)	$15.36 to $15.42	(25,620)	$16.70 to $18.10	(4,420)	$14.50 to $17.79

Outstanding at end of year	130,985	$9.71 to $18.03	156,385	$9.71 to $18.03	184,555	$9.71 to $18.10

Exercisable at December 31	130,775		151,848		173,732

Aggregate intrinsic value at year end	$0.00		$0.00		$108,640

   As a result of adopting ASC Topic 718 on January 1, 2006, incremental stock-based compensation expense recognized was $11,892, $7,315 and $17,841 during 2009, 2008, and 2007. As of December 31, 2009, there was $496 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was approximately $5,000 and $86,000, respectively. No options were exercised in 2009.

12. STOCK OPTIONS (Continued)

   A summary of information about stock options outstanding is as follows at December 31, 2009:

Weighted Average Exercise Price	Shares	Weighted Average Remaining Life (Years)	Shares Underlying Options Currently Exercisable

$9.71	1,890	1.33	1,890
10.94	17,850	1.42	17,850
12.11	3,150	2.33	3,150
12.14	630	2.16	630
12.67	16,350	2.58	16,350
13.45	13,125	0.58	13,125
13.45	1,890	0.33	1,890
14.45	5,880	5.29	5,880
14.50	3,780	3.33	3,780
14.50	29,000	5.96	29,000
14.85	5,000	5.43	5,000
16.02	14,000	4.58	14,000
16.22	5,460	4.33	5,460
16.31	6,720	6.29	6,720
17.16	5,000	7.00	5,000
17.25	630	7.08	420
18.03	630	6.60	630

14.00	130,985	3.84	130,775

   As of December 31, 2009, the weighted average exercise price of shares underlying options currently exercisable was $13.99 per share.

   No options were granted in 2009 or 2008. The value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2007:

2007

Dividend yield	3.30%
Expected volatility	36.61%
Risk free rate	4.04% to 4.87%
Estimated life	6 years

   The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities.

13. NET INCOME PER SHARE

   The calculation of net income per common share is as follows for the years ended December 31:

	2009	2008	2007

Weighted average common shares outstanding	2,567,286	2,620,441	2,829,376
Stock option adjustment	—	—	10,861

Weighted average common shares outstanding-diluted	2,567,286	2,620,441	2,840,237

Net (loss) income available to common shareholders	$(899,398)	$846,851	$2,126,263

Basic net (loss) income per share	$(0.35)	$0.32	$0.75

Diluted net (loss) income per share	$(0.35)	$0.32	$0.75

14. COMPREHENSIVE INCOME

   Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Company, nonowner equity changes are comprised of unrealized gains or losses on available for sale securities, changes in the fair value of the derivative interest rate floor transaction and changes in the net actuarial gain/loss of the Company's frozen Defined Benefit Pension Plan. These items, net of taxes, will be accumulated with net income in determining comprehensive income. Presented below is a reconcilement of net income to comprehensive income for the years ended December 31:

	2009	2008	2007

Net (loss) Income	$(480,154)	$846,851	$2,126,263
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	(533,165)	(5,385,284)	(197,640)
Net actuarial (loss) gain on defined benefit retirement plan	896,825	(2,013,985)	44,299
Accumulated gain (loss) on effective cash flow hedging derivative	(266,761)	471,257	177,156
Less: Adjustment for security gains realized in net income	(5,736)	(244,036)	—

Other comprehensive income (loss) before tax	91,163	(7,172,048)	23,815
Income taxes (benefit) on comprehensive income	32,485	(2,829,015)	9,395

Other comprehensive income (loss) after tax	58,678	(4,343,033)	14,420

Comprehensive income (loss)	$(421,476)	$(3,496,182)	$2,140,683

   The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2009	2008

Net actuarial (loss) gain on defined benefit post-retirement benefit plans	$(649,192)	$(1,192,265)
Net unrealized (loss) gain on securities available for sale	(3,171,329)	(2,848,471)
Accumulated gain on effective cash flow hedging derivatives	196,661	358,198

	$(3,623,860)	$(3,682,538)

15. CAPITAL STANDARDS

   The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action taken by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting procedures. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2009, the most recent notification from the Federal Reserve Bank and the FDIC categorized the Company and the Bank as "well

15. CAPITAL STANDARDS (Continued)

capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Company's or the Bank's category.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

DECEMBER 31, 2009
Total Capital (to risk-weighted assets)
Consolidated	$42,983,000	11.37%	$30,243,000	8.0%	$37,804,000	10.0%
Carrollton Bank	41,360,000	10.99%	30,108,000	8.0%	37,635,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	38,660,000	10.23%	15,121,000	4.0%	22,682,000	6.0%
Carrollton Bank	37,037,000	9.84%	15,054,000	4.0%	22,581,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	38,660,000	9.27%	16,690,000	4.0%	20,863,000	5.0%
Carrollton Bank	37,037,000	8.67%	17,096,000	4.0%	21,371,000	5.0%
DECEMBER 31, 2008
Total Capital (to risk-weighted assets)
Consolidated	$34,230,000	10.91%	$25,101,000	8.0%	$31,377,000	10.0%
Carrollton Bank	32,504,000	10.45%	24,893,000	8.0%	31,117,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	30,888,000	9.84%	12,551,000	4.0%	18,826,000	6.0%
Carrollton Bank	29,280,000	9.41%	12,447,000	4.0%	18,670,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	30,888,000	8.17%	15,114,000	4.0%	18,893,000	5.0%
Carrollton Bank	29,280,000	7.37%	15,045,000	4.0%	18,806,000	5.0%

16. RETIREMENT PLANS

   In the year ended December 31, 2006, the Company adopted ASC Topic 715, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. While it does not impact net income, this resulted in a one-time adjustment to accumulated other comprehensive income in shareholders' equity of $484 (net of tax) for the Pension Plan.

16. RETIREMENT PLANS (Continued)

   Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004. The following table sets forth the financial status of the Plan as of and for the years ended December 31:

	2009	2008	2007

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$8,053,475	$8,504,945	$8,290,339
Interest cost	472,114	484,362	472,592
Actuarial (gain) loss	111,686	(532,116)	107,258
Benefits paid	(425,734)	(403,716)	(365,244)

Benefit obligation at end of year	8,211,541	8,053,475	8,504,945

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	6,084,579	8,550,034	8,291,129
Actual return on plan assets	1,320,125	(1,991,902)	687,533
Employer contribution	228,000	—	—
Benefits paid and administrative expenses	(493,234)	(473,553)	(428,628)

Fair value of plan assets at end of year	7,139,470	6,084,579	8,550,034

Funded status	$(1,072,071)	$(1,968,896)	$45,089

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$45,089
Other liabilities	(1,072,071)	(1,968,896)	—

Net amount recognized	$(1,072,071)	$(1,968,896)	$45,089

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$1,483,324	$2,233,588	$(44,299)
Prior service cost (credit)	—	—	—

Net amount recognized (before tax effect)	$1,483,324	$2,233,588	$(44,299)

ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT OBLIGATION WERE AS FOLLOWS FOR THE YEARS ENDED DECEMBER 31:
Discount rates	6.00%	6.00%	5.82%
Rates of increase in compensation levels	N/A	N/A	N/A
Long-term rate of return on assets	6.00%	5.85%	5.85%
NET PERIODIC PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
Service cost	$—	$—	$—
Interest cost	472,114	484,362	472,592
Expected return on plan assets	(426,995)	(489,497)	(475,074)
Amortization of transition asset	15,910	—	—

Net periodic pension cost (benefit)	$61,029	$(5,135)	$(2,482)

ACCUMULATED BENEFIT OBLIGATION AT YEAR END	$8,211,541	$8,053,475	$8,504,945

ALLOCATION OF ASSETS
Equity securities	60%	49%	59%
Fixed income-guaranteed fund	40%	51%	41%

	100%	100%	100%

   There are no net transaction obligation (asset), prior service cost (credit) and estimated net loss (gain) for the Plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

16. RETIREMENT PLANS (Continued)

   Benefits expected to be paid from the Plan are as follows:

Year	Amount

2010	$442,000
2011	460,000
2012	479,000
2013	478,000
2014	481,000
2015-2019	2,460,000

   The Plan's investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the Plan. Investment objectives have been established by considering the Plan's liquidity needs and time horizon and the fiduciary standards under ERISA. The asset allocation strategy is developed to meet the Plan's long- term needs in a manner designed to control volatility and to reflect the Company's risk tolerance.

   In determining the long-term rate of return on pension plan assets assumption, the target asset allocation is first reviewed. An expected long-term rate of return is assumed for each asset class, and an underlying inflation rate assumption is also made. The effects of asset diversification and periodic fund rebalancing are also considered.

   The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with three month's of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company then contributes 3% of the employee's salary to the Plan for the employee's benefit. The Company also matches 50% of the employee 401(k) contribution up to 6% of employee compensation. Contributions to this Plan, included in employee benefit expenses, were $328,197, $336,882, and $319,236, for 2009, 2008, and 2007, respectively.

17. CONTINGENCIES

   The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position or results of operations.

18. INCOME TAXES

   On January 1, 2007, the Company adopted the ASC 740, Accounting for Uncertainty in Income Taxes. The Company has no adjustments to report with respect to the effect of adoption of ASC 740.

   The components of income tax expense are as follows for the years ended December 31:

	2009	2008	2007

CURRENT
Federal	$(184,337)	$129,274	$999,915
State	(29,528)	4,653	162,767

	(213,865)	133,927	1,162,682
DEFERRED	(468,711)	(9,730)	(111,908)

	$(682,576)	$124,197	$1,050,774

18. INCOME TAXES (Continued)

   The components of the deferred tax benefits were as follows for the years ended December 31:

	2009	2008	2007

Provision for loan losses	$(405,981)	$39,175	$(75,795)
Deferred loan origination costs	6,595	(3,433)	(1,626)
Deferred compensation plan	(4,771)	(5,981)	(20,330)
Depreciation	214,432	115,566	(21,286)
Discount accretion	(570)	(4,114)	7,086
Investment impairment losses	(155,384)	(41,134)	—
Other real estate owned impairment losses	(123,032)	(65,873)	—
FHLB stock dividends	—	—	43
Alternative Minimun Tax carryover	—	(43,936)	—

	$(468,711)	$(9,730)	$(111,908)

   The components of the net deferred tax liability were as follows for the years ended December 31:

	2009	2008	2007

DEFERRED TAX ASSETS
Allowance for loan losses	$1,416,667	$1,010,686	$1,049,861
Deferred compensation plan	221,508	216,737	210,756
Unrealized losses on available for sale investment securities	1,937,673	1,622,142	—
Prepaid retirement benefits	422,878	776,631	—
Investment impairment losses	196,518	41,134	—
Other real estate owned impairment losses	188,905	65,873	—
Alternative Minimum Tax carryforward	43,936	43,936	—
Depreciation	—	—	48,286

	4,428,085	3,777,139	1,308,903

DEFERRED TAX LIABILITIES
Deferred loan origination costs	108,181	101,586	105,019
Unrealized gains on available for sale investment securities	—	—	398,401
Discount accretion	10,746	11,316	15,430
FHLB Stock dividends	2,062	2,062	2,062
Depreciation	281,712	67,280	—

	402,701	182,244	520,912

NET DEFERRED TAX ASSET	$4,025,384	$3,594,895	$787,991

   The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2009	2008	2007

Statutory federal income tax rate	(34.0)%	34.0%	34.0%
Increase (Decrease) resulting from:
Tax-exempt income	(17.9)	(26.8)	(4.4)
State income taxes, net of federal income tax benefit	(4.3)	3.8	3.8
Nondeductible expense	(2.5)	1.8	.5
Change in state rates	—	—	(.8)

	(58.7)%	12.8%	33.1%

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

   The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $1,333,035, $1,249,543, and $1,129,007 for 2009, 2008, and 2007, respectively.

   Lease obligations will require minimum rental payments as follows:

Period	Minimum rentals

2010	$1,139,007
2011	889,357
2012	830,883
2013	866,240
2014	803,075
Remaining years	7,468,413

$11,996,975

20. PARENT COMPANY FINANCIAL INFORMATION

   The balance sheets as of December 31, 2009 and 2008 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2009, 2008, and 2007, are presented below:

BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Cash	$1,000	$1,000
Interest-bearing deposits in subsidiary	43,582	29,433
Investment in subsidiary	33,595,030	25,565,823
Investment securities available for sale	1,406,260	1,967,720
Other assets	214,130	24,209

	$35,260,002	$27,588,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$41,927	$197,492
Shareholders' Equity
Preferred Stock	8,842,222	—
Common Stock	2,568,588	2,564,988
Additional Paid-in Capital	15,694,328	15,255,971
Retained earnings	11,736,797	13,252,272
Accumulated other comprehensive income	(3,623,860)	(3,682,538)

	35,218,075	27,390,693

	$35,260,002	$27,588,185

20. PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENTS OF INCOME

	Years ended December 31,
	2009	2008	2007

INCOME
Dividends from subsidiary	$1,105,953	$5,623,906	$776,520
Interest and dividends	46,533	80,368	59,721
Security losses	(4,634)	(103,474)	—

	1,147,852	5,600,800	836,241
EXPENSES	70,658	197,630	314,256

Income before income taxes and equity in undistributed net income of subsidiary	1,077,194	5,403,170	521,985
Income tax expense (benefit)	(22,132)	(107,597)	(112,265)

	1,099,326	5,510,767	634,250
Equity in undistributed net income (loss) of subsidiary	(1,579,480)	(4,663,916)	1,492,013

Net Income	$(480,154)	$846,851	$2,126,263

20. PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(480,154)	$846,851	$2,126,263
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Equity in undistributed net (income) loss of subsidiary	1,579,480	4,663,916	(1,492,013)
(Gains) losses on disposal of securities	300	(808)	—
Deferred Taxes	(18,007)	—	—
Write down of equity securities	4,448	104,282	—
Stock based compensation expense	—	7,315	17,841
Stock issued under 2007 Equity Plan	20,637	50,400	58,500
Decrease (increase) in other assets	(94,015)	(12,652)	16,715
Increase (decrease) in other liabilities	(13,869)	(3,092)	(645,540)

Net cash provided by (used in) operating activities	998,820	5,656,212	81,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	(574,160)	—
Purchase of Bank stock	(9,201,000)	—	—
Proceeds from sales of securities available for sale	—	3,046	—

Net cash (used in) provided by investing activities	(9,201,000)	(571,114)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(963,671)	(1,248,759)	(1,358,330)
Common stock repurchase and retirement	—	(3,883,870)	(264,271)
Preferred stock issued	9,180,000	—	—
Stock options exercised	—	28,656	592,709
Income tax benefit from exercise of stock options	—	1,833	32,790

Net cash used in financing activities	8,216,329	(5,102,140)	(997,102)

Net increase (decrease) in cash	14,149	(17,042)	(915,336)
Cash and cash equivalents at beginning of year	30,433	47,475	962,811

Cash and cash equivalents at end of year	$44,582	$30,433	$47,475

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds and cash received from subsidiaries	$(362,713)	$69,344	$546,578

21. FAIR VALUE AND FINANCIAL INSTRUMENTS

   ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

21. FAIR VALUE AND FINANCIAL INSTRUMENTS (Continued)

   ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

   Level 1:    Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

   Impaired loans and other real estate owned:    Nonrecurring fair value adjustments to loans and other real estate owned ("OREO") reflect full or partial write-downs that are based on the loans or OREO's observable market price or current appraised value of the collateral in accordance with ASC Topic 310-40, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans and OREO is not active, loans or OREO subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or OREO are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or OREO subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

	Fair Value Measurements at December 31, 2009 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available for sale securities	$50,692,118	$1,557,082	$47,324,966	$1,810,070
Derivative asset	352,631	—	352,631	—

21. FAIR VALUE AND FINANCIAL INSTRUMENTS (Continued)

   Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis during 2009 that were still held in the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at year end.

	Carrying value at December 31, 2009:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Loans held for sale	$24,537,566	$—	$24,537,566	$—
Impaired loans	5,596,757	—	5,596,757	—
Other real estate owned (OREO)	2,026,697	—	2,026,697	—

   During 2009, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $3.2 million of losses related to loans were recognized as chargeoffs for loan losses and $151,000 write downs of OREO properties were recognized as other operating expenses. During 2009, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

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

Investment Securities

   The fair values of securities held to maturity and securities available for sale are based upon quoted market prices or dealer quotes. Level 3 of the fair value hierarchy was used to determine fair value of Trust Preferred securities because the market for these securities at December 31, 2009 was not active.

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

Deposit liabilities

   The fair value of demand deposits and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of deposits does not take into account the value of the Company's long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. Nonetheless, the Company would likely realize a core deposit premium if its deposit portfolio were sold in the principal market for such deposits.

Federal funds purchased and securities sold under agreements to repurchase

   The carrying amount of federal funds purchased and securities sold under agreements to repurchase is a reasonable estimate of fair value.

21. FAIR VALUE AND FINANCIAL INSTRUMENTS (Continued)

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

	December 31, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value

FINANCIAL ASSETS
Cash and cash equivalents	$23,333,372	$23,333,372	$10,162,288	$10,162,288
Investment securities (total)	58,118,849	58,208,316	66,768,153	66,525,722
Federal Home Loan Bank stock	3,876,100	3,876,100	3,575,700	3,575,700
Loans held for sale	24,537,566	24,517,794	21,701,287	22,363,923
Loans, net	289,452,064	289,218,836	280,513,415	289,078,738
FINANCIAL LIABILITIES
Noninterest-bearing deposits	$52,782,626	$52,782,626	$45,324,537	$45,324,537
Interest-bearing deposits	283,008,704	284,072,714	247,028,739	250,644,373
Federal funds purchased and securities sold under agreements to repurchase	6,542,472	6,542,472	14,210,755	14,210,755
Advances from the Federal Home Loan Bank	43,290,000	44,214,317	65,230,000	66,088,063

22. NEW AUTHORITATIVE ACCOUNTING GUIDANCE

   As discussed in Note 1 — Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, "Earnings Per Share."

   On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, "Earnings Per Share," which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards and deferred stock units are not participating securities and as a result, this standard does not have a significant impact on the Company's financial statements.

FASB ASC Topic 320, "Investments — Debt and Equity Securities."

   New authoritative accounting guidance under ASC Topic 320, "Investments — Debt and Equity Securities," (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company's financial statements.

22. NEW AUTHORITATIVE ACCOUNTING GUIDANCE (Continued)

   Additional new authoritative accounting guidance under ASC Topic 715, "Compensation — Retirement Benefits," requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity's obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee's active service period based on the future cost of insurance to be incurred during the employee's retirement. The Company does not have endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods and as a result, this standard does not have a significant impact on the Company's financial statements.

FASB ASC Topic 805, "Business Combinations."

   On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, "Business Combinations," became applicable to the Company's accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies." Under ASC Topic 805, the requirements of ASC Topic 420, "Exit or Disposal Cost Obligations," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, "Contingencies."

FASB ASC Topic 810, "Consolidation."

   New authoritative accounting guidance under ASC Topic 810, "Consolidation," amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company's financial statements.

   Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010, and is not expected to have a significant impact on the Company's financial statements.

FASB ASC Topic 815, "Derivatives and Hedging."

   New authoritative accounting guidance under ASC Topic 815, "Derivatives and Hedging," amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using

22. NEW AUTHORITATIVE ACCOUNTING GUIDANCE (Continued)

derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 1 under the caption — Derivative Instruments and Hedging Activities.

FASB ASC Topic 855, "Subsequent Events."

   New authoritative accounting guidance under ASC Topic 855, "Subsequent Events," establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company's financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company's financial statements.

FASB ASC Topic 860, "Transfers and Servicing."

   New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing," amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

23. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$5,479,627	$5,440,913	$5,338,083	$5,403,028
Interest expense	2,050,661	2,045,317	2,118,640	1,916,551

Net interest income	3,428,966	3,395,596	3,219,443	3,486,477
Gain (loss) on security sales and impairment losses	—	9,087	(243,927)	(26,344)
Provision for loan losses	165,000	571,000	1,600,000	1,895,339
Other noninterest income	1,815,825	2,047,212	1,970,609	2,149,856
Noninterest expenses	4,370,472	4,654,814	4,414,374	4,744,531

Income (loss) before income taxes	709,319	226,081	(1,068,249)	(1,029,881)
Income taxes (benefit)	220,994	29,933	(474,736)	(458,767)

Net income (loss)	488,325	196,148	(593,513)	(571,114)

Preferred stock dividends and discounts accretion	10,236	138,040	135,484	135,484

Net income (loss) available to common shareholders	$478,089	$58,108	$(728,997)	$(706,598)

Net income (loss) per share — basic	$0.19	$0.02	$(0.28)	$(0.28)

Net income (loss) per share — diluted	$0.19	$0.02	$(0.28)	$(0.28)

Cash dividends per share	$0.08	$0.08	$0.04	$0.04

Market prices: high	$7.00	$7.42	$6.49	$6.00

low	$3.93	$4.30	$4.85	$4.08

23. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$5,559,959	$5,474,229	$5,684,721	$5,687,691
Interest expense	2,157,184	1,930,005	2,167,677	2,202,316

Net interest income	3,402,775	3,544,224	3,517,044	3,485,375
Gains on security sales	99,000	99,000	799,000	1,099,000
Other noninterest income	1,660,186	1,645,704	1,642,103	1,637,701
Noninterest expenses	4,417,019	4,163,855	4,364,975	4,522,215

Income before income taxes	546,942	927,073	(4,828)	(498,139
Income taxes	117,993	300,155	(55,557)	(238,394

Net income	$428,949	$626,918	$50,729	$(259,745

Net income per share — basic	$0.16	$0.24	$0.02	$(0.10

Cash dividends per share	$0.12	$0.12	$0.12	$0.12

Market prices: high	$15.08	$14.99	$14.00	$9.34

low	$12.00	$11.75	$8.00	$5.50

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$5,837,298	$6,028,065	$6,020,330	$5,790,667
Interest expense	2,408,583	2,465,421	2,472,873	2,415,447

Net interest income	3,428,715	3,562,644	3,547,457	3,375,220
Gains on security sales	66,000	99,000	99,000	272,000
Other noninterest income	1,598,570	1,616,030	1,563,046	1,496,496
Noninterest expenses	4,089,425	4,384,615	3,864,045	4,137,056

Income before income taxes	871,860	695,059	1,147,458	462,660
Income taxes	270,968	242,418	334,436	202,952

Net income	$600,892	$452,641	$813,022	$259,708

Net income per share — basic	$0.21	$0.16	$0.29	$0.09

Cash dividends per share	$0.12	$0.12	$0.12	$0.12

Market prices: high	$18.00	$18.40	$16.73	$14.85

low	$16.40	$15.55	$12.00	$11.25

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no changes in or disagreements with accountants, on accounting and financial disclosure during 2009.

ITEM 9A(T): CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objective.

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

   Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). The Company's internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

   Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009 under this framework.

   This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

   Changes in Internal Control over Financial Reporting.    In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

   None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

   The information required by this Item is incorporated by reference to the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010.

 ITEM 11: EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the information appearing under the captions "Executive Compensation" and "Outstanding Equity Awards at 2009 Fiscal Year End" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information required by this Item is incorporated by reference to the information appearing under the caption "Security Ownership of Directors and Executive Officers" and "Certain Beneficial Owners" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

   The information required by this Item is hereby incorporated by reference to the information appearing under the caption "Certain Transactions and Relationships" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

   The information required by this Item is hereby incorporated by reference to the information appearing under the caption "Audit Fees and Services" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements
Carrollton Bancorp and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009, and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
None
3.	Exhibits

Exhibit Number	Description

3.1(i)	Articles of Incorporation of Carrollton Bancorp(9)
3.1(ii)	Articles of Amendment of Carrollton Bancorp(9)
3.1(iii)	Articles Supplementary of Carrollton Bancorp(9)
3.2(i)	By-Laws of Carrollton Bancorp(9)
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp(9)
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A(1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp(1)
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore(2)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank(3)
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank
10.22	Employment agreement with Gary M. Jewell(4)

Exhibit Number	Description

10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank
10.24	Employment agreement with Robert A. Altieri(5)
10.25	Employment agreement with Lola B. Stokes(6)
10.26	Employment agreement with James M. Uveges(7)
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp(8)
10.28	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury(1)
10.29	Form Waiver executed by each of Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman and Lola B. Stokes(1)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by the Principal Financial Officer
99.1	Certification of Chief Executive Officer under EESA Section 111(b)(4)
99.2	Certification of Chief Financail Officer under EESA Section 111(b)(4)
(1)
Incorporated by reference to the Registrant's Form 8-K filed 2/17/2009 (File No.: 000-23090).

(2)
Incorporated by reference from Registration Statement dated January 12, 1990, on SEC Form S-4 (1933 Act File No.: 33-33027).

(3)
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, (1934 Act File No.: 0-23090).

(4)
Incorporated by reference to the Registrant's Form 8-K filed 6/19/2007 (File No.: 000-23090).

(5)
Incorporated by reference to the Registrant's Form 8-K filed 9/25/2007 (File No.: 000-23090).

(6)
Incorporated by reference to the Registrant's Form 8-K filed 10/24/2007 (File No.: 000-23090).

(7)
Incorporated by reference to the Registrant's Form 8-K filed 11/8/2007 (File No.: 000-23090).

(8)
Incorporated by reference to the Registrant's Form 8-K filed 9/30/2008 (File No.: 000-23090).

(9)
Incorporated by reference to the Registrant's Form 10-K filed 3/10/2009 (File No.: 000-23090).

SIGNATURES

   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP
(Registrant)

March 25, 2010	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

   Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 25, 2010	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

March 25, 2010	By: /s/ Mark A. Semanie Mark A. Semanie (Principal financial and accounting officer) Senior Vice President and Chief Financial Officer
Board of Directors
March 25, 2010	By: /s/ Robert J. Aumiller Robert J. Aumiller Director
March 25, 2010	By: /s/ Steven K. Breeden Steven K. Breeden Director
March 25, 2010	By: /s/ Albert R. Counselman Albert R. Counselman Chairman of the Board
March 25, 2010	By: /s/ Harold I. Hackerman Harold I. Hackerman Director
March 25, 2010	By: /s/ William L. Hermann William L. Hermann Director
March 25, 2010	By: /s/ David P. Hessler David P. Hessler Director

March 25, 2010	By: /s/ Howard S. Klein Howard S. Klein Director
March 25, 2010	By: /s/ Charles E. Moore, Jr. Charles E. Moore, Jr. Director
March 25, 2010	By: /s/ Bonnie L. Phipps Bonnie Phipps Director
March 25, 2010	By: /s/ John Paul Rogers John Paul Rogers Director
March 25, 2010	By: /s/ William C. Rogers, III William C. Rogers, III Director
March 25, 2010	By: /s/ Francis X. Ryan Francis X. Ryan Director

EXHIBIT INDEX

Exhibit Number	Description

3.1(i)	Articles of Incorporation of Carrollton Bancorp(9)
3.1(ii)	Articles of Amendment of Carrollton Bancorp(9)
3.1(iii)	Articles Supplementary of Carrollton Bancorp(9)
3.2(i)	By-Laws of Carrollton Bancorp(9)
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp(9)
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A(1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp(1)
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore(2)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank(3)
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank
10.22	Employment agreement with Gary M. Jewell(4)
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank
10.24	Employment agreement with Robert A. Altieri(5)
10.25	Employment agreement with Lola B. Stokes(6)
10.26	Employment agreement with James M. Uveges(7)
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp(8)
10.28	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury(1)
10.29	Form Waiver executed by each of Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman and Lola B. Stokes(1)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm required by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(a)
31.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(a)
32.1	Certification by the Principal Executive Officer
32.2	Certification by Principal Financial Officer
99.1	Certificate of Chief Executive Officer Under EESA Section 111(b)(4)
99.2	Certificate of Chief Financial Officer Under EESA Section 111(b)(4)
(1)
Incorporated by reference to the Registrant's Form 8-K filed February 17, 2009 (File No.: 000-23090).

(2)
Incorporated by reference from Registration Statement dated January 12, 1990 on SEC Form S-4 (1933 Act File No.: 33-33027).

(3)
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (1934 Act File No.: 0-23090).

(4)
Incorporated by reference to the Registrant's Form 8-K filed June19, 2007 (File No.: 000-23090).

(5)
Incorporated by reference to the Registrant's Form 8-K filed September 25, 2007 (File No.: 000-23090).

(6)
Incorporated by reference to the Registrant's Form 8-K filed October 24, 2007 (File No.: 000-23090).

(7)
Incorporated by reference to the Registrant's Form 8-K filed November 8, 2007 (File No.: 000-23090).

(8)
Incorporated by reference to the Registrant's Form 8-K filed September 30, 2008 (File No.: 000-23090).

(9)
Incorporated by reference to the Registrant's Form 10-K filed March 10, 2009 (File No.: 000-23090).