Form 10-Q
period 2010-03-31
CARROLLTON BANCORP
filed 2010-05-14
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer  ☐                 Accelerated filer ☐                 Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
2,569,188 common shares outstanding at May 6, 2010

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and due from banks	$6,393,445	$4,949,050
Federal funds sold and other interest bearing deposits	13,391,215	18,384,322
Federal Home Loan Bank stock, at cost	3,876,100	3,876,100
Investment securities:
Available for sale	47,467,305	50,592,118
Held to maturity (fair value of $7,162,722 and $7,516,198)	7,006,334	7,426,731
Loans held for sale	15,366,064	24,537,566
Loans, less allowance for loan losses of $4,465,649 in 2010 and $4,322,604 in 2009	288,919,574	289,452,064
Premises and equipment	7,134,151	7,244,452
Accrued interest receivable	1,395,232	1,594,265
Bank owned life insurance	4,808,936	4,766,529
Deferred income taxes	3,455,473	4,025,384
Foreclosed real estate	1,916,297	2,026,697
Other assets	4,746,142	4,882,190
	$405,876,268	$423,757,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$52,646,739	$52,782,626
Interest-bearing	269,645,639	283,008,704
Total deposits	322,292,378	335,791,330
Federal funds purchased and securities sold under agreement to repurchase	4,057,615	6,542,472
Advances from the Federal Home Loan Bank	40,790,000	43,290,000
Accrued interest payable	259,707	273,595
Accrued pension plan	1,072,071	1,072,071
Other liabilities	1,657,165	1,569,925
	370,128,936	388,539,393

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized 9,201 shares; issued and outstanding 9,201 in 2010 and 2009 (discount of $338,307 in 2010 and $358,778 in 2009)	8,862,694	8,842,222
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,569,188 in 2010 and 2,568,588 in 2009	2,569,188	2,568,588
Additional paid-in capital	15,697,080	15,694,328
Retained earnings	11,367,317	11,736,797
Accumulated other comprehensive income	(2,748,947)	(3,623,860)
	35,747,332	35,218,075
	$405,876,268	$423,757,468

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$4,305,430	$4,592,369
Interest and dividends on securities:
Taxable	491,587	764,195
Nontaxable	95,675	111,534
Dividends	6,266	3,816
Interest on federal funds sold and interest-bearing deposits with other banks	12,746	7,713
Total interest income	4,911,704	5,479,627

Interest expense:
Deposits	1,267,326	1,680,082
Borrowings	328,537	370,579
Total interest expense	1,595,863	2,050,661

Net interest income	3,315,841	3,428,966
Provision for loan losses	134,686	165,000
Net interest income after provision for loan losses	3,181,155	3,263,966

Noninterest income:
Service charges on deposit accounts	149,405	188,680
Brokerage commissions	197,850	130,136
Electronic Banking fees	513,099	424,968
Mortgage banking fees and gains	740,613	970,981
Other fees and commissions	94,817	101,060
Security losses	(753,537)	—
Total noninterest income	942,247	1,815,825

Noninterest expenses:
Salaries	1,787,696	1,795,321
Employee benefits	449,852	507,299
Occupancy	597,071	587,454
Furniture and equipment	147,421	154,385
Professional fees	83,276	268,243
Other noninterest expenses	1,351,777	1,057,770
Total noninterest expenses	4,417,093	4,370,472

Income (loss) before income taxes	(293,691)	709,319
Income tax provision (benefit)	(162,439)	220,994
Net income (loss)	(131,252)	488,325
Preferred stock dividends and discount accretion	135,484	60,062
Net income (loss) attributable to common shareholders	$(266,736)	$428,263
Basic net income (loss) per common share	$(0.10)	$0.17
Diluted net income (loss) per common share	$(0.10)	$0.17

 See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2010 and 2009 (unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2009	$8,842,222	$2,568,588	$15,694,328	$11,736,797	$(3,623,860)
Net income	—	—	—	(131,252)	—	$(131,252)
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	920,272	920,272
Cash flow hedging derivatives	—	—	—	—	(45,359)	(45,359)
Comprehensive income (loss)	—	—	—	—	—	$743,661
Accretion of discount associated with U.S. Treasury preferred stock	20,472	—	—	(20,472)	—
Issuance of Common Stock	—	600	2,752	—	—
Stock-based compensation	—	—	—	—	—
Preferred stock cash dividend	—	—	—	(115,012)	—
Cash dividends, $0.04 per share	—	—	—	(102,744)	—
Balance March 31, 2010	$8,862,694	$2,569,188	$15,697,080	$11,367,317	$(2,748,947)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2008	$—	$2,564,988	$15,255,971	$13,252,272	$(3,682,538)
Net income	—	—	—	488,325	—	$488,325
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(1,235,948)	(1,235,948)
Cash flow hedging derivatives	—	—	—	—	(53,816)	(53,816)
Comprehensive income (loss)	—	—	—	—		$(801,439)
Issuance of U.S. Treasury preferred stock	8,770,572	—	409,428	—	—
Accretion of discount associated with U.S. Treasury preferred stock	10,236	—	—	—	—
Stock-based compensation	—	—	531	—	—
Cash dividends, $0.08 per share	—	—	—	(205,199)	—
Balance March 31, 2009	$8,780,808	$2,564,988	$15,665,930	$13,535,398	$(4,972,302)

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$(131,252)	$488,325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	134,686	165,000
Depreciation and amortization	214,149	193,365
Deferred income taxes	—	(88,872)
Amortization of premiums and discounts	(17,836)	(37,766)
Loss on sale of securities	753,537	—
Gains on disposal of assets	(2,596)	—
Loans held for sale made, net of principal sold	9,171,502	(9,368,458)
Loss (gain) on sale of foreclosed real estate	(2,126)	7,883
2007 Equity Plan stock issued	3,352	—
Stock based compensation expense	—	531
(Increase) decrease in:
Accrued interest receivable	199,033	117,145
Prepaid income taxes	(581,794)	120,994
Cash surrender value of bank owned life insurance	(42,407)	(39,424)
Other assets	596,791	107,931
Increase (decrease) in:
Accrued interest payable	(13,888)	(30,301)
Deferred loan origination fees	(24,123)	5,770
Other liabilities	87,240	(236,529)
Net cash used in operating activities	10,344,268	(8,594,406)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	—
Proceeds from maturities of securities available for sale	3,908,842	1,681,565
Proceeds from maturities of securities held to maturity	420,397	331,970
Purchase of Federal Home Loan Bank stock, net	—	(147,400)
Purchase of securities available for sale	—	(4,308,427)
Loans made, net of principal collected	421,925	(1,919,343)
Purchase of premises and equipment	(106,926)	(305,406)
Proceeds from sale of foreclosed real estate	112,526	80,456
Proceeds from sale of premises and equipment	51,821	—
Net cash used in investing activities	4,808,585	(4,586,585)
Cash flows from financing activities:
Net increase (decrease) in time deposits	(12,123,063)	14,318,688
Net increase (decrease) in other deposits	(1,375,889)	5,169,394
Advances (payment) of Federal Home Loan Bank advances	(2,500,000)	(13,700,000)
Net increase (decrease) in other borrowed funds	(2,484,857)	(2,723,480)

Common stock repurchase and retirement	—	—
Net proceeds of issuance of preferred stock and warrants	—	9,180,000
Dividends paid	(217,756)	(205,199)
Net cash provided by financing activities	(18,701,565)	12,039,403
Net decrease in cash and cash equivalents	(3,548,712)	(1,141,588)
Cash and cash equivalents at beginning of period	23,333,372	10,162,288
Cash and cash equivalents at end of period	$19,784,660	$9,020,700

Supplemental information:
Interest paid on deposits and borrowings	$1,609,751	$2,080,962
Income taxes paid	$284,504	$1,000
Transfer of loan to foreclosed real estate	$—	$60,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three months ended March 31, 2010 and 2009 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements prepared for Carrollton Bancorp (“the Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The consolidated financial statements include the accounts of the Company’s subsidiary, Carrollton Bank, Carrollton Bank’s wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. (“CMSI”), Carrollton Financial Services, Inc. (“CFS”), Mulberry Street, LLC (“MSLLC”), and Carrollton Bank’s 96.4% owned subsidiary, Carrollton Community Development Corporation (“CCDC”) (collectively, the “Bank”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that will be achieved for the entire year.

Management has evaluated all significant events and transactions that occurred after March 31, 2010 and the date these financial statements were issued for potential recognition or disclosure in these financial statements.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Accounting Standards Codification

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

              The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor has a notional amount of $10.0 million with a minimum interest rate of 7.00% based on U.S. prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor has a term of five years. This interest rate Floor is designated a cash flow hedge, as it is designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans will change whenever the repricing index changes, plus or minus a credit spread (based on each loan’s underlying credit characteristics), until the maturity of the interest rate Floor. Should the Prime rate index fall below the strike level of the Floor prior to maturity, the Floor’s counterparty will pay the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The estimated fair value of the Floor at March 31, 2010 was $270,000 and is recorded in “Other Assets” and changes in the fair value are recorded as “Other Comprehensive Income,” a component of shareholders’ equity.

               The bank counterparty to the interest rate floor exposes the Company to credit-related losses in the event of its non-performance.  The Company monitors ratings, and potential downgrades of the counterparty on at least a quarterly basis.

NOTE 2 – NET INCOME PER SHARE

The calculation of net income per common share is as follows:

	Three Months Ended March 31,
	2010	2009
Basic:
Net income (loss)	$(131,252)	$488,325
Net income (loss) available to common shareholders	(266,736)	428,263
Average common shares outstanding	2,569,168	2,564,988
Basic net income (loss) per common share	$(.10)	$.17
Diluted:
Net income (loss)	$(131,253)	$488,325
Net income (loss) available to common shareholders	(266,736)	428,263
Average common shares outstanding	2,569,168	2,564,988
Stock option adjustment	—	—
Average common shares outstanding – diluted	2,569,168	2,564,988
Diluted net income (loss) per common share	$(.10)	$.17

 NOTE 3 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2010
Available for sale
U.S. government agency	$13,096,691	$104,983	$19,363	$13,182,311
Mortgage-backed securities	19,978,570	1,200,295	196,607	20,982,258
State and municipal	7,604,601	147,452	6	7,752,047
Corporate bonds	9,001,070	99,013	5,333,841	3,766,242
	49,680,932	1,551,743	5,549,817	45,682,858
Equity securities	1,503,748	457,714	177,015	1,784,447
	$51,184,680	$2,009,457	$5,726,832	$47,467,305
Held to maturity
Mortgage-backed securities	$4,053,505	$188,335	$—	$4,241,840
State and municipal	2,810,000	95,993	—	2,905,993
Corporate bonds	142,829	—	127,940	14,889
	$7,006,334	$284,328	$127,940	$7,162,722

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2009
Available for sale
U.S. government agency	$16,197,314	$100,080	$189,019	$16,108,375
Mortgage-backed securities	20,800,030	1,097,295	241,045	21,656,280
State and municipal	7,611,984	114,575	4,988	7,721,571
Corporate bonds	9,716,147	1,940	6,069,277	3,648,810
	54,325,475	1,313,890	6,504,329	49,135,036
Equity securities	1,503,748	281,628	328,294	1,457,082
	$55,829,223	$1,595,518	$6,832,623	$50,592,118
Held to maturity
Mortgage-backed securities	$4,409,770	$178,567	$—	$4,588,337
State and municipal	2,810,000	92,366	—	2,902,366
Corporate bonds	206,961	—	181,466	25,495
	$7,426,731	$270,933	$181,466	$7,516,198

As of March 31, 2010, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agency	$4,964,051	$19,363	$—	$—	$4,964,051	$19,363
Mortgage-backed securities	—	—	2,781,102	196,607	2,781,102	196,607
State and municipal	249,994	6	—	—	249,994	6
Corporate bonds	—	—	1,833,610	5,461,781	1,833,610	5,461,781
Equity securities	—	—	403,188	177,015	403,188	177,015
	$5,214,045	$19,369	$5,017,900	$5,835,403	$10,231,945	$5,854,772

Contractual maturities of debt securities at March 31, 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,186,837	$1,213,057	$—	$—
Over one to five years	3,461,299	3,570,141	—	—
Over five to ten years	4,221,589	4,366,794	2,810,000	2,905,993
Over ten years	20,832,637	15,550,608	142,829	14,889
Mortgage-backed securities	19,978,570	20,982,258	4,053,505	4,241,840
	$49,680,932	$45,682,858	$7,006,334	$7,162,722

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities.  Furthermore, as of March 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses, except for the trust preferred securities described below, are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2010, management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At March 31, 2010 and December 31, 2009, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“TRUP CDOs”).  The market for these securities at March 31, 2010 and December 31, 2009 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new TRUP CDOs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2010 and December 31, 2009;

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The following table (Dollars in Thousands) lists the class, credit rating, deferrals and defaults of the six trust preferred securities (PreTSL):

		Moody	Deferrals		Defaults
PreTSL	Class	Credit Rating	Amount	Percent	Amount	Percent
IV	Mezzanine	Ca	6,000	9.0%	12,000	18.1%
XVIII	C	Ca	113,140	16.7	34,000	5.0
XIX	B	B3	68,500	9.8	86,500	12.4
XIX	C	Ca	68,500	9.8	86,500	12.4
XXII	B-1	Caa2	206,500	14.9	161,000	11.6
XXIV	C-1	Ca	197,800	18.8	132,000	12.6

Based on qualitative considerations such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we determined that three TRUP CDO included in corporate bonds were other-than-temporarily impaired (OTTI) and wrote our investment in these TRUP CDOs down $753,537 to the present value of expected cash flows through earnings at March 31, 2010, to properly reflect credit losses associated with these TRUP CDOs.   The remaining fair value of these securities was approximately $679,859 at March 31, 2010.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the TRUP CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  Cash flows are projected using a forward rate LIBOR curve, as these TRUP CDOs are variable rate instruments.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.

NOTE 4 – STOCK BASED COMPENSATION

At the Company’s annual shareholders meeting on May 15, 2007, the 2007 Equity Plan was approved.  Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Company Stock are issued to each non-employee director in May of each year.   One director receives cash in lieu of stock due to restrictions by his/her employer on receiving stock of a company.  Also, in accordance with the 2007 Equity Plan, 300 shares were awarded to each new director as of the effective date of their acceptance onto the board.  No new grants will be made under the 1998 Long Term Incentive Plan.  However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

Stock based compensation expense recognized was $2,752 during the first three months of 2010 compared to $531 during the first three months of 2009.  As of March 31, 2010, there was no unrecognized stock option expense related to nonvested stock options.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years) or the fair value of common stock on the date of issuance.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of March 31, 2010, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

 Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
Loan commitments	$21,986,041	$19,197,691	$28,206,581
Unused lines of credit	68,620,063	67,018,011	79,719,181
Letters of credit	4,551,275	3,837,873	2,581,075

NOTE 6 – TARP CAPITAL PURCHASE PROGRAM

On February 13, 2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement — Standard Terms (collectively, the ‘‘Purchase Agreement’’), with the United States Department of the Treasury (‘‘Treasury’’), pursuant to which the Company issued (i) 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (‘‘Series A Preferred Stock’’), and (ii) a warrant to purchase 205,379 shares of the Company’s common stock, par value $1.00 per share. The Company raised $9,201,000 through the sale of the Series A Preferred Stock that qualifies as Tier 1 capital. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. Dividends are payable quarterly.

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

The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company registered the warrant and the shares of common stock underlying the warrant (the ‘‘warrant shares’’) on February 13, 2009. Neither the Series A Preferred Stock nor the warrant are subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one-half of the warrant shares prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $9,201,000 from one or more qualified equity offerings and (b) December 31, 2009.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the ‘‘EESA’’). As a condition to the closing of the transaction, Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman, and Lola B. Stokes (the Company’s Senior Executive Officers, as defined in the Purchase Agreement) each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so called ‘‘golden parachute’’ agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messrs’s Altieri, Uveges, Jewell and Mrs. Stokes employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program. As of March 31, 2010, Mr. Uveges and Mr. Sherman are no longer with the Company.

The Treasury’s current consent shall be required for any increase in the common dividends per share until February 13, 2012, unless prior to such date, the Series A preferred stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

NOTE 7 – FAIR VALUE

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

The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

Impaired loans and foreclosed real estate:  Nonrecurring fair value adjustments to loans and foreclosed real estate reflect full or partial write-downs that are based on the loans or foreclosed real estate’s observable market price or current appraised value of the collateral in accordance with “Accounting by Creditors for Impairment of a Loan”.  Since the market for impaired loans and foreclosed real estate is not active, loans or foreclosed real estate subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or foreclosed real estate are classified as Level 2.  If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or foreclosed real estate subjected to nonrecurring fair value adjustments are typically classified as Level 3 because Level 3 inputs are significant to the fair value measurement.

The following table represents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2010 and March 31, 2009:

Carrying Value at March 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$47,467,305	$1,784,447	$43,864,137	$1,818,721
Derivative asset	270,126	—	270,126	—

Carrying Value at December 31, 2009:

	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$50,592,118	$1,457,082	$47,324,966	$1,810,070
Derivative asset	352,631	—	352,631	—

During the first three months of 2010, the Company recognized $753,537 of other-than-temporary impairment charges related to three debt securities issued by financial institutions.

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$1,810,070	$4,133,641
Total gains (losses) realized and unrealized:
Included in earnings	(753,537)	—
Included in other comprehensive income	762,188	(1,747,970)
Transfer to (from) Level 3	—	(1,669,980)
Balance, end of period	$1,818,721	$715,691

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first three months of 2010 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

Carrying Value at March 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$15,366,064	$—	$15,366,064	$—
Impaired loans	4,833,866	—	4,833,866	—
Other real estate owned (OREO)	1,916,297	—	1,916,297	—

During the first three months of 2010, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Approximately $14,012 of losses related to loans were recognized as chargeoffs for loan losses.  There was a $2,126 of net gain on sale of foreclosed real estate properties.  During the first three months of 2010, there were no losses related to loans held for sale accounted for at the lower of cost or fair value or write downs of foreclosed real estate properties.

The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2009.

Carrying Value at December 31, 2009:

	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$24,537,566	$—	$24,537,566	$—
Impaired loans	5,596,757	—	5,596,757	—
Other real estate owned	2,026,697	—	2,026,697	—

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2009 Form 10-K.

The estimated fair values of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$19,784,660	$19,784,660	$23,333,372	$23,333,372
Investment securities (total)	54,473,639	54,630,027	58,018,849	58,108,316
Federal Home Loan Bank stock	3,876,100	3,876,100	3,876,100	3,876,100
Loans held for sale	15,366,064	15,495,997	24,537,566	24,517,794
Loans, net	288,919,574	291,362,638	289,452,064	289,218,836

Financial liabilities
Noninterest-bearing deposits	$52,646,739	$52,646,739	$52,782,626	$52,782,626
Interest-bearing deposits	269,645,639	271,996,642	283,008,784	284,072,714
Federal funds purchased and securities sold under agreements to repurchase	4,057,615	4,057,615	6,542,472	6,542,472
Advances from the Federal Home Loan Bank	40,790,000	41,690,421	43,290,000	44,214,317

NOTE 8 – INTEREST RATE FLOOR DERIVATIVE

The fair value of the derivative instrument, which is included in other assets in the unaudited condensed consolidated balance sheet as of March 31, 2010, was approximately $270,000.  The effect of the derivative instrument designated as a cash flow hedge on the Company’s unaudited condensed consolidated statement of income for the three months ended March 31, 2010, was approximately $95,000.

NOTE 9 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

As discussed in Note 1 – Summary of Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 810, ‘‘Consolidation’’

New authoritative accounting guidance under ASC Topic 810, ‘‘Consolidation,’’ amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 became effective January 1, 2010, and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 815, ‘‘Derivatives and Hedging”

New authoritative accounting guidance under ASC Topic 815, ‘‘Derivatives and Hedging,’’ clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to account separately for the embedded credit derivative feature. The new authoritative accounting guidance under ASC Topic 815 will be effective for the Company on July 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 820, ‘‘Fair Value Measurements and Disclosures”

New authoritative accounting guidance under ASC Topic 820, ‘‘Fair Value Measurements and Disclosures,’’ requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. This new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications became effective for the Company on January 1, 2010. See Note 7 – Fair Value.

FASB ASC Topic 860, ‘‘Transfers and Servicing’’

New authoritative accounting guidance under ASC Topic 860, ‘‘Transfers and Servicing,’’ amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a ‘‘qualifying special-purpose entity’’ and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

BUSINESS AND OVERVIEW

The Company is a bank holding company headquartered in Columbia, Maryland with one wholly-owned subsidiary, Carrollton Bank.  The Bank has four subsidiaries, CMSI, CFS, and MSLLC that are wholly owned, and CCDC, which is 96.4% owned.

The Bank is engaged in general commercial and retail banking business with ten branch locations.  CMSI is in the business of originating residential mortgage loans to be sold and has one branch location.  CFS provides brokerage services to customers, MSLLC is used to dispose of foreclosed real estate, and CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland.

Net income decreased 127% or $619,577 for the three months ended March 31, 2010 compared to the same period in 2009.  The decrease was due primarily to the $753,537 loss on securities and a decline in mortgage related fee income of $230,368. The net interest margin decreased to 3.46% for the three months ended March 31, 2010 from 3.63% in the comparable period in 2009.

The Company declared a dividend of $0.04 per share to shareholders for the first quarter of 2010 and paid a dividend of $0.08 per share during the first quarter of 2009.

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

A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral and the timing of loan charge-offs. The allowance for loan losses is one of the most difficult and subjective judgments.  The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans.  Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio.  Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors.  The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may affect a borrower’s ability to pay, legislation influencing the banking industry and economic conditions specific to the Bank’s service areas.  Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

FINANCIAL CONDITION

Summary

Total assets decreased $17.9 million to $405.9 million at March 31, 2010, compared to $423.8 million at the end of 2009.   The decrease was due primarily to the $9.2 million decrease in loans held for sale resulting from lower demand for refinancing of existing residential loans, $5.0 million decrease in Federal Funds Sold due to management’s efforts to reduce balance sheet liquidity, and $3.1 million reduction in available for sale securities due to two securities maturing during the 1st quarter.  Loans decreased by $389,445, or 0.13%, to $293.4 million during the period. Total deposits decreased by $13.5 million or 4.0% to $322.3 million as of March 31, 2010, from $335.8 million as of December 31, 2009.  Stockholders’ equity increased 1.5% or $529,257 to $35.7 million at March 31, 2010.  The increase was due primarily to the $920,272 decrease in unrealized losses on AFS securities (net of tax), which was partially offset by $131,252 net loss and payment of $217,757 in dividends.

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

Investment securities decreased $3.5 million to $54.5 million at March 31, 2010, from $58.0 million at December 31, 2009.  The decrease is a result of $3.0 million of securities maturing and prepayments on mortgage-backed securities.

Loans Held for Sale

Loans held for sale decreased $9.2 million from December 31, 2009, to $15.4 million at March 31, 2010, due to the decline in the refinancing market during the first three months of 2010. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Gross loans, excluding loans held for sale remained relatively flat during the first quarter of 2010, decreasing $389,445 to $293.4 million at March 31, 2010 from $293.8 million at December 31, 2009, or 0.13%.

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

At March 31, 2010, the Company had 22 impaired loans totaling approximately $4.8 million, all of which have been classified as nonaccrual.  The valuation allowance for impaired loans was $1.4 million as of March 31, 2010.

 The following table provides information concerning non-performing assets and past due loans:

	March 31, 2010	December 31, 2009	March 31, 2009

Nonaccrual loans	$7,618,076	$7,515,466	$6,773,285
Restructured loans	3,989,204	2,781,847	1,231,204
Foreclosed real estate	1,916,297	2,026,697	1,707,679

Total nonperforming assets	$13,523,577	$12,324,010	$9,712,168

Accruing loans past-due 90 days or more	$—	$—	$1,277,275

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable losses in the existing loan portfolio.  The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements.  The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The Company’s allowance for loan loss methodology is based on historical loan loss experience by major category of loans and internal risk grade, specific homogenous risk pools and specific loss allocations, with adjustments for existing economic conditions.  The provision for possible loan losses reflects loan quality trends, including the levels and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, and net charge-offs or recoveries, among other factors.  The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  Since future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases in the allowance will be unnecessary if loan quality deteriorates.

        The allowance for loan losses was $4.5 million at March 31, 2010, which was 1.52% of loans compared to $4.3 million at December 31, 2009, which was 1.47% of loans.  During the first three months of 2010, the Company experienced net recoveries of $8,359.  The ratio of net recoveries to average loans outstanding was 0.003% for the three months ended March 31, 2010 as compared to the net loan loss ratio of 0.97% for the year ended December 31, 2009. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percent of period-end loans and foreclosed real estate increased to 4.58% as of March 31, 2010, compared to 4.17% at December 31, 2009.

The following table shows the activity in the allowance for loan losses:

	Three Months Ended March 31,		Year Ended December 31,

	2010	2009	2009

Allowance for loan losses - beginning of period	$4,322,604	$3,179,741	$3,179,741

Provision for loan losses	134,686	165,000	4,231,339
Charge-offs	(14,012)	(59,060)	(3,202,811)
Recoveries	22,371	59,547	114,335

Allowance for loan losses - end of period	$4,465,649	$3,345,228	$4,322,604

Funding Sources

Deposits

Total deposits decreased by $13.5 million or 4.0% to $322.3 million as of March 31, 2010 from $335.8 million as of December 31, 2009.  Certificate of deposit accounts decreased $12.1 million while non-interest bearing checking and money market accounts decreased $135,887 and $2.8 million, respectively.  These decreases were slightly offset by a $1.6 million increase in savings accounts. The decrease in certificate of deposit balances is a result of a management decision to reduce excess liquidity and higher cost deposits in order to improve net interest margin.

Borrowings

Advances from the Federal Home Loan Bank (FHLB) decreased $2.5 million to $40.8 million at March 31, 2010. Total borrowings decreased $5.0 million to $44.8 million at March 31, 2010, compared to $49.8 million at the end of 2009. The decrease in other borrowings is also a result of the management decision to reduce excess liquidity and high-cost sources of funding.

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

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but could be required to be maintained at a higher level based on the regulator’s assessment of an institution’s risk profile.  The Company’s subsidiary bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin.   As of March 31, 2010 and December 31, 2009, the Company is considered well capitalized.  Management knows of no conditions or events that would change this classification.

The following table summarizes the Company’s capital ratios:

	March 31, 2010	December 31, 2009	Minimum Regulatory Requirements	To Be Well Capitalized
Risk-based capital ratios:
Tier 1 capital	10.51%	10.23%	4.00%	6.00%
Total capital	11.76	11.37	8.00	10.00

Tier 1 leverage ratio	9.26	9.27	4.00	5.00

Total shareholders’ equity increased 1.5% or $529,257 to $35.7 million at March 31, 2010, compared to December 31, 2009. The increase was due to the $920,272 change in the fair market value of the available for sale securities partially offset by the net loss of $131,252 and dividends paid of $217,757.

RESULTS OF OPERATIONS

Summary

Carrollton Bancorp reported a net loss for the first three months of 2010 of $131,252 compared to net income of $488,325 for the comparable period in 2009.  Net loss attributable to common shareholders for the three months ended March 31, 2010 was $266,736 ($0.10 loss per diluted share) compared to net income available to common shareholders of $428,263 ($0.17 income per diluted share) for the prior year period.  The Company has experienced a loss on securities of $753,537 for the three months ended March 31, 2010.

Return on average assets and return on average equity are key measures of a Company’s performance.  Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three months ended March 31, 2010 was (0.13%), compared to 0.49% for the corresponding period in 2009.  Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the three months ended March 31, 2010 was (1.49%), compared to 6.24% for the corresponding period in 2009.

Interest and fee income on loans decreased 6.2% or $286,939 as a result of the yield on loans declining 31 basis points to 5.72% while average loans decreased $3.5 million to $305.2 million.  Total interest income decreased 10.4 % or $567,923.  Net interest income decreased 3.3% or $113,125 due to the compression of the Company’s net interest margin to 3.46% for the three months ended March 31, 2010, from 3.63% in the comparable period in 2009.

Non-interest income was $942,247 compared to $1.8 million for the same period in 2009, a decrease of $873,578 or 48.1%.  This decrease was due primarily to the one time security loss of $753,537, in addition to the $230,368 reduction of mortgage banking fees.  These decreases to noninterest income were partially offset by a $67,714 increase in brokerage commissions and an $88,131 increase in electronic banking fees. The security loss resulted from three trust preferred securities held in the Company’s investment portfolio that were written down through the income statement as the quarterly impairment analysis dictated. Impairments result from the deferral of dividends by several financial institutions or complete failure of the institution that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in the Company’s earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

            Non-interest expenses were $4.4 million for the first three months of 2010, relatively unchanged for the same period in 2009.  A $175,000 settlement of litigation early in 2010 increased other operating expenses for the first quarter of 2010 but the elimination of legal fees related to the case reduced professional services by $156,337 during this year compared to the same period last year. During the first quarter of 2010, increased expenses related to other real estate owned contributed $45,356 to higher other noninterest expenses for 2010 compared to the same period in 2009. Finally, employee benefits decreased during the first quarter of 2010 compared to the first quarter in 2009 mainly due to lower medical insurance expenses as the company moved from a self-insured policy to a group insurance policy for employee health coverage.

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

Net interest income for the Company on a tax equivalent basis (a non-GAAP measure) declined slightly to $3.4 million for the first three months of 2010 compared to $3.5 million for the first three months of 2009.  The decrease of $119,024 resulted from a decrease in the net interest margin from 3.63% for the first three months of 2009 to 3.46% for the same period in 2010.  The decrease in net interest margin was partially offset by a $4.8 million increase in average interest-earning assets.

Interest income on loans on a tax equivalent basis (a non-GAAP measure) decreased 6.3%, from $4.6 million in 2009 to $4.3 million at March 2010. The yield on loans decreased to 5.72% during the first three months of 2010 from 6.03% during the first three months of 2009.  The Company continues to emphasize commercial and industrial loan production.

Interest income from investment securities and overnight investments on a tax equivalent basis (a non-GAAP measure) was $668,687 for the first three months of 2010, compared to $955,300 for the first three months of 2009, representing a 30.0% decrease.  The average investment portfolio decreased 17.3%, or $12.7 million, while the overall yield on investments decreased from 5.35% for the first three months of 2009 to 4.39% for the first three months of 2010.  The yield on Federal Funds Sold and other interest bearing deposits increased to 0.20% for the first three months of 2010 compared to 0.10% for the same period in 2009.  The Federal Reserve Bank’s Federal Funds rate remained between 0% and 25 basis points during the first quarters of 2010 and 2009.

Interest expense decreased $454,798 to $1.6 million during the first three months of 2010 compared to $2.1 million during the first three months of 2009.  The cost of interest-bearing liabilities decreased to 1.98% for the first three months of 2010 compared to 2.56% for the first three months of 2009.  The decrease was primarily related to management’s deliberate reduction in high-cost certificates of deposit and other borrowings during the fourth quarter of 2009 and the first quarter of 2010. The decrease in the cost of interest-bearing liabilities was partially offset by the $2.3 million or 0.7% increase in average interest-bearing liabilities to $327.3 million as of March 31, 2010, from $324.9 million as of March 31, 2009.

The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31, 2010
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$26,151,729	$12,746	0.20%
Federal Home Loan Bank stock	3,876,100	2,638	0.28
Investment securities (a)	60,290,810	653,303	4.39
Loans, net of unearned income: (a)
Demand and time	65,179,812	778,732	4.85
Residential mortgage (b)	102,339,155	1,384,738	5.49
Commercial mortgage and construction	136,684,002	2,123,464	6.30
Installment	1,016,705	18,496	7.38
Lease financing	—	—
Total loans	305,219,674	4,305,430	5.72
Total interest-earning assets	395,538,313	4,974,117	5.10
Noninterest-earning assets:
Cash and due from banks	6,119,406
Premises and equipment	7,210,983
Other assets	16,517,266
Allowance for loan losses	(4,354,458)
Unrealized (losses) on available for sale securities	(4,480,297)
Total assets	$416,551,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$50,055,783	30,076	0.24%
Money market	46,643,585	98,218	0.85
Certificates of deposit	182,430,385	1,139,032	2.53
	279,129,753	1,267,326	1.84
Borrowed funds	48,125,583	328,537	2.77
Total interest-bearing liabilities	327,255,336	1,595,863	1.98
Noninterest-bearing liabilities:
Noninterest-bearing deposits	51,021,605
Other liabilities	2,469,723
Shareholders’ equity	35,804,549
Total liabilities and shareholders’ equity	$416,551,213

Net interest margin (c)	$395,538,313	$3,378,254	3.46%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b) Includes loans held for sale

		Three Months Ended March 31, 2009
		Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit		$5,443,577	$1,297	0.10%
Federal Home Loan Bank stock		3,598,779	(9,087)	(1.02)
Investment securities (a)		72,950,901	963,090	5.35
Loans, net of unearned income: (a)
Demand and time		61,331,159	774,127	5.12
Residential mortgage (b)		111,326,051	1,607,441	5.87
Commercial mortgage and construction		134,641,653	2,189,603	6.60
Installment		1,394,831	20,408	5.95
Lease financing		20,578	1,060	20.94
Total loans		308,714,272	4,592,639	6.03
Total interest-earning assets		390,707,529	5,547,939	5.76
Noninterest-earning assets:
Cash and due from banks		2,375,688
Premises and equipment		7,037,506
Other assets		14,018,398
Allowance for loan losses		(3,269,712)
Unrealized (losses) on available for sale securities		(5,513,780)
Total assets		$405,355,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW		$51,486,831	28,959	0.23
Money market		42,462,070	178,860	1.71
Certificates of deposit		158,150,716	1,469,854	3.78
		252,099,617	1,677,673	2.70
Borrowed funds		72,830,885	372,988	2.08
Total interest-bearing liabilities		324,930,502	2,050,661	2.56
Noninterest-bearing liabilities:
Noninterest-bearing deposits		45,235,537
Other liabilities		3,475,281
Shareholders’ equity		31,714,309
Total liabilities and shareholders’ equity		$405,355,629

Net interest margin (c)	$	$ 390,707,529	$3,497,278	3.63%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b) Includes loans held for sale

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The Company recorded a provision for loan losses of $134,686 in the first three months of 2010 compared to $165,000 in the first three months of 2009.   Nonaccrual, restructured, foreclosed real estate, and delinquent loans over 90 days to total loans and foreclosed real estate increased to 4.58% at March 31, 2010 compared to 3.83% at March 31, 2009, and increased from 4.17% at December 31, 2009.  See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

For the first three months of 2010, non-interest income was $942,247 compared to $1.8 million for the same period in 2009, a decrease of $873,578 or 48%. A $753,537 write down of securities was the most significant factor related to the decrease in non-interest income.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.  Brokerage commission increased $67,714, or 52.0%, during the three months ended March 31, 2010, compared to the same period in 2009 as the stock market rebounded and investors began purchasing securities and annuities through CFS.

Electronic banking fee income increased by $88,131 for the three months ended March 31, 2010 compared to the corresponding period in 2009.  Electronic banking income is comprised of three sources: national point of sale, (“POS”) sponsorships, ATM fees and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 87% of total electronic banking revenue. Fees from ATMs represent approximately 3% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 10% of electronic banking revenue.

During 2004, the Company opened a mortgage subsidiary, CMSI.  Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio.  Mortgage-banking products include Federal Housing Administration (”FHA”) and the federal Veterans Administration (“VA”) loans, conventional and nonconforming first and second mortgages, and construction and permanent financing. Mortgage-banking revenue decreased by $230,368 to $740,613 in 2010 from $970,981 in 2009. Interest rates have remained consistently low over the past year and consumer demand for refinancings has decreased in 2010 compared to 2009 resulting in lower mortgage-banking revenue.

The Company incurred losses on securities of $753,537 for the three months ended March 31, 2010. There were no gains or losses on security sales for the three months ended March 31, 2009. The loss on securities recorded in the first quarter of 2010 reflects a declining market value on three trust preferred securities held in the Company’s investment portfolio that were written down through the income statement as the quarterly impairment analysis dictated. Impairments result from the deferral of dividends by several financial institutions or complete failure of the institution that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in the Company’s earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Noninterest Expense

Non-interest expenses were $4.4 million for the first three months of 2010, relatively unchanged for the same period in 2009.  A $175,000 settlement of litigation early in 2010 increased other operating expenses for the first quarter of 2010 but the elimination of legal fees related to the case reduced professional services by $156,337 during this year compared to the same period last year. During the first quarter of 2010, increased expenses related to other real estate owned contributed $45,356 to higher other noninterest expenses for 2010 compared to the same period in 2009. Finally, employee benefits decreased during the first quarter of 2010 compared to the first quarter in 2009 mainly due to lower medical insurance expenses as the company moved from a self-insured policy to a group insurance policy for employee health coverage.

Income Taxes

For the three month period ended March 31, 2010, the Company recorded a tax benefit of $162,439 compared to a tax expense of $220,994 for the same period in 2009.  The effective tax rate, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses, was 31.2% for the first quarter of 2009 and a tax benefit of 55.3% in the same period of 2010.

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

The Company’s liquidity is derived primarily from its deposit base and equity capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $82.7 million or 20.4% of total assets at March 31, 2010.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $95.2 million at March 31, 2010.  Of this total, management places a high probability of required funding within one year of approximately $56.0 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

The Company also has external sources of funds through the FRB and FHLB, which can be drawn upon when required.  There is a line of credit totaling approximately $54.5 million with the FHLB based on qualifying loans pledged as collateral.  In addition, the Company can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $26.7 million of securities pledged at the FHLB under which the Company’s subsidiary, Carrollton Bank, could have borrowed approximately $25.9 million.  Also, Carrollton Bank has $4.8 million of securities pledged at FRB under which it could have borrowed approximately $4.7 million.  Outstanding borrowings at the FHLB were $40.8 million at March 31, 2010. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against this line. There was no balance outstanding under these lines at March 31, 2010. These lines bear interest at the current federal funds rate of the correspondent bank.

MARKET RISK AND INTEREST RATE SENSITIVITY

The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The Asset/Liability Management Committee of the Board of Directors (the “ALCO”) oversees the Company’s management of interest rate risk.  The objective of the management of interest rate risk is to optimize net interest income during periods of volatility as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company’s liquidity, asset and earnings growth, and capital adequacy goals.

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2010, the Company is in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first three months of 2010 or 2009.

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

There have been no changes that have materially affected or are reasonably likely to materially affect the Company’s internal controls (as defined in Rule 13a-15 under the Securities Act of 1934) or in other factors that could materially affect such controls subsequent to the date of the evaluations by the chief executive officer and the chief financial officer.  Neither the chief executive officer nor the chief financial officer is aware of any significant deficiencies or material weaknesses in the Company’s internal controls.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operation or financial position of the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    {RESERVED}

ITEM 5.    OTHER INFORMATION

On February 9, 2010, the Board of Directors of the Company declared a $0.04 per share cash dividend to common shareholders of record on February 12, 2010, payable March 1, 2010.

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

(b)
Reports on Form 8-K

On February 9, 2010, the Company announced a $0.04 quarterly dividend.

On February 19, 2010, the Company announced a fourth quarter net loss.

On March 12, 2010, the Company reported the departure of William D. Sherman, Senior Vice President/Chief Lending Officer effective March 9, 2010.  Robert A. Altieri, President and CEO of the Company and the Bank, will assume the responsibilities of Chief Lending Officer until a replacement is appointed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	May 14, 2010	/s/Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	May 14, 2010	/s/Mark A. Semanie

Mark A. Semanie
Chief Financial Officer