Form 10-Q
period 2010-06-30
CARROLLTON BANCORP
filed 2010-08-16
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[Missing Graphic Reference]

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURIIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number     0-23090

CARROLLTON BANCORP
(Exact name of registrant as specified in its charter)

MARYLAND	52-1660951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7151 Columbia Gateway Drive, Suite A, Columbia, Maryland 21046
(Address of principal executive offices)                (Zip Code)

(410) 312-5400
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,573,088 common shares outstanding at August 4, 2010

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and due from banks	$4,779,949	$4,949,050
Federal funds sold and other interest bearing deposits	4,126,609	18,384,322
Federal Home Loan Bank stock, at cost	3,876,100	3,876,100
Investment securities:
Available for sale	45,522,488	50,592,118
Held to maturity (fair value of $6,868,460 and $7,516,198)	6,630,571	7,426,731
Loans held for sale	27,040,371	24,537,566
Loans, less allowance for loan losses of $4,794,832 in 2010 and $4,322,604 in 2009	290,623,138	289,452,064
Premises and equipment	7,075,898	7,244,452
Accrued interest receivable	1,558,276	1,594,265
Bank owned life insurance	4,850,364	4,766,529
Deferred income taxes	3,358,160	4,025,384
Foreclosed real estate	1,464,758	2,026,697
Other assets	4,423,595	4,882,190
	$405,330,277	$423,757,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$51,626,476	$52,782,626
Interest-bearing	269,636,389	283,008,704
Total deposits	321,262,865	335,791,330
Federal funds purchased and securities sold under agreement to repurchase	3,971,214	6,542,472
Advances from the Federal Home Loan Bank	41,120,000	43,290,000
Accrued interest payable	262,116	273,595
Accrued pension plan	1,072,071	1,072,071
Other liabilities	1,643,512	1,569,925
	369,331,778	388,539,393

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized 9,201 shares; issued and outstanding 9,201 in 2010 and 2009 (discount of $317,835 in 2010 and $358,778 in 2009)	8,883,165	8,842,222
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,572,488 in 2010 and 2,568,588 in 2009	2,572,488	2,568,588
Additional paid-in capital	15,711,303	15,694,328
Retained earnings	11,350,175	11,736,797
Accumulated other comprehensive income	(2,518,632)	(3,623,860)
	35,998,499	35,218,075
	$405,330.277	$423,757,468
See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$4,403,721	$4,591,063	$8,709,151	$9,183,432
Investment securities:
Taxable	511,100	724,454	1,002,687	1,488,649
Nontaxable	94,715	113,073	190,390	224,607
Dividends	9,365	11,275	15,631	21,520
Federal funds sold and interest-bearing deposits with other banks	8,492	1,048	21,238	2,332

Total interest income	5,027,393	5,440,913	9,939,097	10,920,540

Interest expense:
Deposits	1,174,003	1,684,870	2,441,329	3,364,952
Borrowings	319,856	360,447	648,393	731,026

Total interest expense	1,493,859	2,045,317	3,089,722	4,095,978

Net interest income	3,533,534	3,395,596	6,849,375	6,824,562
Provision for loan losses	569,577	571,000	704,263	736,000

Net interest income after provision for loan losses	2,963,957	2,824,596	6,145,112	6,088,562

Noninterest income:
Electronic banking fees	584,613	483,293	1,097,712	908,261
Mortgage-banking fees and gains	795,166	1,160,146	1,535,779	2,131,127
Brokerage commissions	195,409	116,936	393,259	247,072
Service charges on deposit accounts	159,718	176,208	309,123	364,888
Other fees and commissions	93,260	110,628	188,077	211,688
Security (losses) gains, net	(133,939)	9,087	(887,476)	9,087

Total noninterest income	1,694,227	2,056,298	2,636,474	3,872,123

Noninterest expenses:
Salaries	1,709,523	1,847,308	3,497,219	3,642,629
Employee benefits	542,034	401,791	991,886	909,090
Occupancy	558,262	593,097	1,155,333	1,180,551
Professional services	173,572	131,672	256,848	399,915
Furniture and equipment	149,303	137,708	296,724	292,093
Other operating expenses	1,224,584	1,543,237	2,576,362	2,601,007

Total noninterest expenses	4,357,278	4,654,813	8,774,372	9,025,285

Income before income taxes	300,906	226,081	7,214	935,400
Income tax provision	79,665	29,933	(82,774)	250,927

Net income	221,241	196,148	89,988	684,473
Preferred stock dividends and discount accretion	135,484	146,998	270,968	207,060
Net income available to common shareholders	85,757	$49,150	(180,980)	$477,413

Basic net income per common share	$0.03	$0.02	$(0.07)	$0.19

Diluted net income per common share	$0.03	$0.02	$(0.07)	$0.19

See accompanying notes to consolidated financial statements.

 CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2010 and 2009 (unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2009	$8,842,222	$2,568,588	$15,694,328	$11,736,797	$(3,623,860)
Net income	—	—	—	89,988	—	$89,988
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	1,194,832	1,194,832
Cash flow hedging derivatives	—	—	—	—	(89,604)	(89,604)
Comprehensive income (loss)						$1,195,216
Accretion of discount associated with U.S. Treasury preferred stock	40,943	—	—	(40,943)	—
Issuance of Common Stock	—	3,900	16,479	—	—
Stock-based compensation	—	—	496	—	—
Preferred stock cash dividend	—	—	—	(230,025)	—
Cash dividends, $0.08 per share	—	—	—	(205,642)	—
Balance June 30, 2010	$8,883,165	$2,572,488	$15,711,303	$11,350,175	$(2,518,632)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2008	$—	$2,564,988	$15,255,971	$13,252,272	$(3,682,538)
Net income	—	—	—	684,473	—	$684,473
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(1,024,689)	(1,024,689)
Cash flow hedging derivatives	—	—	—	—	(122,350)	(122,350)
Comprehensive income (loss)						$(462,566)
Issuance of U.S. Treasury preferred stock	8,770,572	—	409,428	—	—
Accretion of discount associated with U.S. Treasury preferred stock	30,707	—	—	(30,707)	—
Issuance of stock under 2007 Equity Plan	—	3,600	17,037	—	—
Stock-based compensation	—	—	1,062	—	—
Preferred stock cash dividend $12.50 per share	—	—	—	(117,568)	—
Cash dividends, $0.16 per share	—	—	—	(410,591)	—
Balance June 30, 2009	$8,801,279	$2,568,588	$15,683,498	$13,377,879	$(4,829,577)

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$89,988	$684,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	704,263	736,000
Depreciation and amortization	428,364	421,017
Amortization of premiums and discounts	(40,404)	(79,480)
Loss (gain) on securities	887,476	(9,087)
Loans held for sale made, net of principal sold	(2,502,805)	(9,081,155)
Loss (gain) on sale of foreclosed real estate	6,586	28,971
Loss on disposal of premises and equipment	(2,407)	1,390
2007 Equity Plan stock issued	—	20,637
Stock based compensation expense	20,875	1,062
Decrease (increase) in:
Accrued interest receivable	35,989	67,214
Prepaid income taxes	(506,128)	360,361
Cash surrender value of bank owned life insurance	(83,835)	(83,080)
Other assets	722,811	183,335
Increase (decrease) in:
Accrued interest payable	(11,479)	6,160
Deferred income taxes	(52,713)	(202,047)
Deferred loan origination fees	63,205	(80,262)
Other liabilities	73,587	(301,713)
Net cash used in operating activities	(166,627)	(7,326,204)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	6,103,652
Proceeds from maturities of securities available for sale	6,333,621	—
Proceeds from maturities of securities held to maturity	658,233	805,341
Purchase of Federal Home Loan Bank stock, net	—	(300,400)
Purchase of securities available for sale	—	(6,014,295)
Loans made, net of principal collected	(1,938,542)	(5,102,526)
Purchase of premises and equipment	(163,463)	(758,269)
Proceeds from sale of foreclosed real estate	555,353	119,368
Proceeds from sale of premises and equipment	—	—
Net cash used in investing activities	5,445,202	(5,147,129)

Cash flows from financing activities:
Net increase (decrease) in time deposits	(13,016,510)	14,137,343
Net increase (decrease) in other deposits	(1,511,954)	6,752,332
Advances (payment) of Federal Home Loan Bank advances	(2,170,000)	(12,870,000)
Net increase (decrease) in other borrowed funds	(2,571,258)	(5,403,707)
Net proceeds of issuance of preferred stock and warrants	—	9,180,000
Dividends paid	(435,667)	(528,159)
Net cash provided by financing activities	(19,705,389)	11,267,809
Net decrease in cash and cash equivalents	(14,426,814)	(1,205,524)
Cash and cash equivalents at beginning of period	23,333,372	10,162,288
Cash and cash equivalents at end of period	$8,906,558	$8,956,764

Supplemental information:
Interest paid on deposits and borrowings	$3,101,201	$4,089,818
Income taxes paid	$341,215	$(208,434)
Transfer of loan to foreclosed real estate	$—	$1,164,100
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six months ended June 30, 2010 and 2009 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements prepared for Carrollton Bancorp (“the Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s 2009 Annual Report on Form 10-K (“2009 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

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

The consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results that will be achieved for the entire year.

Management has evaluated all significant events and transactions that occurred after June 30, 2010 and the date these financial statements were issued for potential recognition or disclosure in these financial statements.

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

The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor has a notional amount of $10.0 million with a minimum interest rate of 7.00% based on U.S. prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor has a term of five years. This interest rate Floor is designated a cash flow hedge, as it is designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans will change whenever the repricing index changes, plus or minus a credit spread (based on each loan’s underlying credit characteristics), until the maturity of the interest rate Floor. Should the Prime rate index fall below the strike level of the Floor prior to maturity, the Floor’s counterparty will pay the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The estimated fair value of the Floor at June 30, 2010 was $189,461 and is recorded in “Other Assets” and changes in the fair value are recorded as “Other Comprehensive Income,” a component of shareholders’ equity.

The bank counterparty to the interest rate floor exposes the Company to credit-related losses in the event of its non-performance.  The Company monitors ratings, and potential downgrades of the counterparty on at least a quarterly basis.

NOTE 2 – NET INCOME PER SHARE

The calculation of net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic:
Net income	$221,241	$196,148	$89,988	$684,473
Net income (loss) available to common shareholders	85,757	49,150	(180,980)	477,413
Average common shares outstanding	2,570,929	2,566,926	2,570,053	2,565,963
Basic net income (loss) per common share	$0.03	$0.02	$(0.07)	$0.19
Diluted:
Net income	$221,241	$196,148	$89,988	$684,473
Net income (loss)available to common shareholders	85,757	49,150	(180,980)	477,413
Average common shares outstanding	2,570,929	2,566,926	2,570,053	2,565,963
Stock option adjustment	—	—	—	—
Average common shares outstanding - diluted	2,570,929	2,566,926	2,570,053	2,565,963
Diluted net income (loss) per common share	$0.03	$0.02	$(0.07)	$0.19

 NOTE 3 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2010
Available for sale
U.S. government agency	$11,983,917	$438,116	$—	$12,422,033
Mortgage-backed securities	18,995,111	1,375,997	154,049	20,217,059
State and municipal	7,348,298	254,622	—	7,602,920
Corporate bonds	8,955,384	84,335	5,360,868	3,678,851
	47,282,710	2,153,070	5,514,917	43,920,863
Equity securities	1,503,748	369,326	271,449	1,601,625
	$48,786,458	$2,522,396	$5,786,366	$45,522,488
Held to maturity
Mortgage-backed securities	$3,753,239	$205,681	$—	$3,958,920
State and municipal	2,810,000	91,985	—	2,901,985
Corporate bonds	67,332	—	59,777	7,555
	$6,630,571	$297,666	$59,777	$6,868,460

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2009
Available for sale
U.S. government agency	$16,197,314	$100,080	$189,019	$16,108,375
Mortgage-backed securities	20,800,030	1,097,295	241,045	21,656,280
State and municipal	7,611,984	114,575	4,988	7,721,571
Corporate bonds	9,716,147	1,940	6,069,277	3,648,810
	54,325,475	1,313,890	6,504,329	49,135,036
Equity securities	1,503,748	281,628	328,294	1,457,082
	$55,829,223	$1,595,518	$6,832,623	$50,592,118
Held to maturity
Mortgage-backed securities	$4,409,770	$178,567	$—	$4,588,337
State and municipal	2,810,000	92,366	—	2,902,366
Corporate bonds	206,961	—	181,466	25,495
	$7,426,731	$270,933	$181,466	$7,516,198

As of June 30, 2010, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	2,061,357	(154,049)	2,061,357	(154,049)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	1,741,706	(5,420,645)	1,741,706	(5,420,645
Equity securities	402,607	(13,604)	316,887	(257,845)	719,494	(271,449
	$402,607	$(13,604)	$4,119,950	$(5,832,539)	$4,522,557	$(5,846,143)

           Contractual maturities of debt securities at June 30, 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$871,423	$897,464	$—	$—
Over one to five years	2,473,299	2,565,185	—	—
Over five to ten years	4,168,297	4,354,110	2,810,000	2,901,985
Over ten years	20,774,580	15,887,045	67,332	7,555
Mortgage-backed securities	18,995,111	20,217,059	3,753,239	3,958,920
	$47,282,710	$43,920,863	$6,630,571	$6,868,460

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities.  As of June 30, 2010, management does not have the intent to sell any specific securities classified as available for sale in the table above, however, management is currently evaluating the entire investment portfolio and may sell some securities and reinvest the proceeds in order to ensure that the portfolio continues to meet the interest rate risk and liquidity management needs of the Company.  Excluding the trust preferred securities, unrealized losses exist on three available-for-sale securities and total $154,049 at June 30, 2010.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2010, management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At June 30, 2010 and December 31, 2009, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“TRUP CDOs”).  The market for these securities at June 30, 2010 and December 31, 2009 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new TRUP CDOs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2010 and December 31, 2009;

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The following table (Dollars in Thousands) lists the class, credit rating, deferrals and defaults of the six trust preferred securities (PreTSL):

PreTSL	Class	Moody Credit Rating	Deferrals	Defaults
			Amount	Percent	Amount	Percent
IV	Mezzanine	Ca	6,000	9.02%	12,000	18.05%
XVIII	C	Ca	86,140	12.73	64,000	9.46
XIX	B	B3	75,900	10.83	86,500	12.35
XIX	C	Ca	75,900	10.83	86,500	12.35
XXII	B-1	Caa2	220,500	15.91	175,000	12.62
XXIV	C-1	Ca	177,500	16.90	172,300	16.40

Based on qualitative considerations such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we determined that three TRUP CDO included in corporate bonds were other-than-temporarily impaired (OTTI) and wrote our investment in these TRUP CDOs down $134,000 during the second quarter of 2010 to the present value of expected cash flows through earnings at June 30, 2010, to properly reflect credit losses associated with these TRUP CDOs.   The remaining fair value of these three securities was approximately $558,000 at June 30, 2010.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the TRUP CDOs and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  Cash flows are projected using a forward rate LIBOR curve, as these TRUP CDOs are variable rate instruments.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.

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

Stock based compensation expense recognized was $496 during the first six months of 2010 compared to $1,062 during the first six months of 2009.  As of June 30, 2010, there was no unrecognized stock option expense related to nonvested stock options.

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

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of June 30, 2010, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

 Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	June 30, 2010	December 31, 2009	June 30, 2009
Loan commitments	$26,757,184	$19,197,691	$27,947,890
Unused lines of credit	53,012,169	67,018,011	77,992,618
Letters of credit	4,372,993	3,837,873	3,006,075

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

The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company registered for resale the warrant and the shares of common stock underlying the warrant (the ‘‘warrant shares’’) on February 13, 2009. Neither the Series A Preferred Stock nor the warrant is subject to any contractual restrictions on transfer.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the ‘‘EESA’’) and the American Recovery and Reinvestment act of 2009. As a condition to the closing of the transaction, the Company’s Senior Executive Officers, as defined in the Purchase Agreement each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so called ‘‘golden parachute’’ agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messrs Altieri and Jewell and Mrs. Stokes’ employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

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

The following table represents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Carrying Value at June 30, 2010:
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$45,522,488	$1,601,625	$42,186,712	$1,734,151
Derivative asset	189,461	—	189,461	—

	Carrying Value at December 31, 2009:
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$50,592,118	$1,457,082	$47,324,966	$1,810,070
Derivative asset	352,631	—	352,631	—

During the first six months of 2010, the Company recognized $887,476 of other-than-temporary impairment charges related to three debt securities issued by financial institutions.

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,
	2010	2009
Balance, beginning of period	$1,810,070	$4,133,642
Total gains (losses) realized and unrealized:
Included in earnings	(887,476)	—
Included in other comprehensive income	811,557	(1,184,843)
Transfer to (from) Level 3	—	—
Balance, end of period	$1,734,151	$2,948,799

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first six months of 2010 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	Carrying Value at June 30, 2010:
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$27,040,371	$—	$27,040,371	$—
Impaired loans	6,216,780	—	6,216,780	—
Other real estate owned (OREO)	1,464,758	—	1,464,758	—

           During the first six months of 2010, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Approximately $259,000 of losses related to loans were recognized as chargeoffs for loan losses.  There was a $6,586 net loss on sale of foreclosed real estate properties.  During the first six months of 2010, there were no losses related to loans held for sale accounted for at the lower of cost or fair value or write downs of foreclosed real estate properties.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009

	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$8,906,558	$8,906,558	$23,333,372	$23,333,372
Investment securities (total)	52,153,059	52,390,948	58,018,849	58,108,316
Federal Home Loan Bank stock	3,876,100	3,876,100	3,876,100	3,876,100
Loans held for sale	27,040,371	27,622,439	24,537,566	24,517,794
Loans, net	290,623,138	296,879,059	289,452,064	289,218,836

Financial liabilities
Noninterest-bearing deposits	$51,626,476	$51,626,476	$52,782,626	$52,782,626
Interest-bearing deposits	269,636,389	266,149,384	283,008,784	284,072,714
Federal funds purchased and securities sold under agreements to repurchase	3,971,214	3,971,214	6,542,472	6,542,472
Advances from the Federal Home Loan Bank	41,120,000	42,026,000	43,290,000	44,214,317

NOTE 8 – INTEREST RATE FLOOR DERIVATIVE

The fair value of the derivative instrument, which is included in other assets in the unaudited condensed consolidated balance sheet as of June 30, 2010, was approximately $189,000.  The effect of the derivative instrument designated as a cash flow hedge on the Company’s unaudited condensed consolidated statement of income for the six months ended June 30, 2010, was approximately $189,000.

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

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 became effective January 1, 2010, and did not have a significant impact on the Company’s financial statements.

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

FASB ASC Topic 860, ‘‘Transfers and Servicing’’

New authoritative accounting guidance under ASC Topic 860, ‘‘Transfers and Servicing,’’ amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a ‘‘qualifying special-purpose entity’’ and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010, and did not have a significant impact on the Company’s financial statements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The forward-looking statements are based on the Company’s current intent, belief, and expectations.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of the Company’s plans, strategies, objectives, intentions, including, among other statements, statements involving the impact of legal proceedings, recovery on trust preferred securities held in our investment portfolio, the provision for loan losses, and liquidity and capital levels.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things, interest rate fluctuations, a deterioration of economic conditions in the Baltimore Metropolitan area, a continued downturn in the real estate market, changes in federal and state bank laws and regulations, changes in accounting standards and other risks described in this report, in the Company’s 2009 Form 10-K, and in other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  We undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations may not be indicative of future results.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

BUSINESS AND OVERVIEW

The Company is a bank holding company headquartered in Columbia, Maryland, with one wholly-owned subsidiary, Carrollton Bank.  The Bank has four subsidiaries, CMSI, CFS, and MSLLC that are wholly owned, and CCDC, which is 96.4% owned.

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

Net income was $90,000 for the six months ended June 30, 2010, compared to $684,000 for the same period of 2009. The $594,000, or 87%, decrease in net income was primarily due an $887,000 write down on securities during the first half of 2010. For the three-month period ended June 30, 2010, the Company’s net income grew 12.8%, or $25,100, compared to the second quarter of 2009. During the second quarter of 2010, we improved net interest income by approximately $138,000 while decreasing non-interest expenses by approximately $298,000. These improvements were partially offset by a reduction in mortgage related fee income resulting from decreased volume in the Company’s mortgage subsidiary.

We declared a dividend of $0.04 per share to stockholders for each of the first and second quarters of 2010 and paid a dividend of $0.08 per share during the first and second quarters of 2009.

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

A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral and the timing of loan charge-offs. The allowance for loan losses is one of the most difficult and subjective judgments that we make.  The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans.  Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio.  Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors.  The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may affect a borrower’s ability to pay, legislation influencing the banking industry and economic conditions specific to the Bank’s service areas.  Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Another critical accounting policy is related to the securities we own.  Securities are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of an investment.  Management reviews other criteria such as magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

FINANCIAL CONDITION

Summary

Total assets decreased $18.4 million to $405.3 million at June 30, 2010, compared to $423.8 million at the end of 2009.   The decrease was due primarily to the $14.3 million decrease in federal funds sold and other interest bearing deposits and the $5.9 million decrease in investments as management focused on reducing excess balance sheet liquidity to increase the net interest margin.  Loans increased by $1.6 million, or 0.56%, to $295.4 million at June 30, 2010. Total deposits decreased by $14.5 million, or 4.3%, to $321.3 million as of June 30, 2010, from $335.8 million as of December 31, 2009. The reduction in total deposits was a direct result of our efforts to reduce our cost of funds. Stockholders’ equity increased 2.2%, or $780,424, to $36.0 million at June 30, 2010.  The increase was due primarily to a $1.1 million increase in accumulated other comprehensive income and $90,000 of net income, which was offset by $436,000 of dividends paid.

Investment Securities

The investment portfolio consists primarily of securities available for sale.  Securities available for sale are those securities that we intend to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.  Investment securities we anticipate holding until the investment’s maturity date are recorded at amortized cost.

The investment portfolio consists primarily of U.S. Government agency securities, mortgage-backed securities, corporate bonds, state and municipal obligations, and equity securities.  The income from state and municipal obligations is exempt from federal income tax.  Certain agency securities are exempt from state income taxes.  We use the investment portfolio as a source of both liquidity and earnings.

Investment securities decreased $5.9 million to $52.2 million at June 30, 2010, from $58.0 million at December 31, 2009.  The decrease is a result of $7.0 million of securities maturing, including prepayments on mortgage-backed securities, and writedowns of $887,476, which were partially offset by a $2.0 million increase in market value adjustment.

Loans Held for Sale

Loans held for sale increased $2.5 million from December 31, 2009, to $27.0 million at June 30, 2010, as customers refinanced existing loans and purchased new properties at historically low interest rates during the first six months of 2010. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Gross loans, excluding loans held for sale, remained relatively flat during the first half of 2010, increasing $1.6 million to $295.4 million at June 30, 2010 from $293.8 million at December 31, 2009, or 0.56% resulting from tempered loan demand during the continued sluggish economy

Loans are placed on nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Placing a loan on nonaccrual status means that we no longer accrue interest on such loan and reverse any interest previously accrued but not collected.  Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.  A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans’ effective interest rates for loans that are not collateral dependent.

At June 30, 2010, we had 20 impaired loans totaling approximately $6.2 million, of which approximately $4.5 million have been classified as nonaccrual.  The valuation allowance for impaired loans was $1.3 million as of June 30, 2010.

The following table provides information concerning non-performing assets and past due loans at the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009

Nonaccrual loans	$7,460,191	$7,515,466	$7,051,302
Restructured loans	2,633,851	2,781,847	1,142,770
Foreclosed real estate	1,464,757	2,026,697	2,751,779

Total nonperforming assets	$11,558,799	$12,324,010	$10,945,851

Accruing loans past-due 90 days or more	$—	$—	$134,775

Allowance for Loan Losses

 The allowance for loan losses represents management’s best estimate of probable losses in the existing loan portfolio.  We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements.  The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses.

 We base the evaluation of the adequacy of the allowance for loan losses upon loan categories. We categorize loans as commercial loans or consumer loans. We further divide commercial and consumer loans by collateral type and whether the loan is an installment loan or a revolving credit facility. We apply historic loss ratios to each subcategory of loans within the commercial and consumer loan categories. Loss ratios are determined based upon the most recent three years of history for each loan subcategory.

We further divide commercial loans by risk rating and apply loss ratios by risk rating to determine estimated loss amounts. We evaluate delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral separately and assign loss amounts based upon the evaluation.

With respect to commercial loans, management assigns a risk rating of one through nine to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of nine having the greatest amount of risk. The risk rating is reviewed at least annually based on, among other things, the borrower’s financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower’s industry; and payment history. We evaluate loans with a risk rating of five or greater separately and allocate a portion of the allowance for loan losses based upon the evaluation.

 We consider delinquency rates and other qualitative or environmental factors that may cause estimated credit losses associated with our existing portfolio to differ from historical loss experience. These factors include, but are not limited to, changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and the effect of other external factors such as economic factors, competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

Our policies require an independent review of assets on a regular basis and we believe that we appropriately reclassify loans as warranted. We believe that we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy and new information that becomes available to us. However, there are no assurances that the allowance for loan losses will be sufficient to absorb losses on non-performing assets, or that the allowance will be sufficient to cover losses on non-performing assets in the future.

        The allowance for loan losses was $4.8 million at June 30, 2010, which was 1.62% of loans compared to $4.3 million at December 31, 2009, which was 1.47% of loans.  During the first six months of 2010, we experienced net chargeoffs of $232,034.  The ratio of net loan losses to average loans outstanding was 0.08% for the six months ended June 30, 2010 compared to the net loan loss ratio of 0.97% for the year ended December 31, 2009. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans and foreclosed real estate decreased to 3.89% at June 30, 2010, compared to 4.17% at December 31, 2009.

  The following table shows the activity in the allowance for loan losses:

	Six Months Ended June 30,		Year Ended December 31,
	2010	2009	2009

Allowance for loan losses - beginning of period	$4,322,604	$3,179,741	$3,179,741

Provision for loan losses	704,263	736,000	4,231,339
Charge-offs	(258,662)	(551,506)	(3,202,811)
Recoveries	26,627	92,777	114,335
Allowance for loan losses - end of period	$4,794,832	$3,457,012	$4,322,604

Funding Sources

Deposits

Total deposits decreased by $14.5 million, or 4.3%, to $321.3 million as of June 30, 2010, from $335.8 million as of December 31, 2009.  Certificate of deposit accounts decreased $13.0 million while non-interest bearing checking and money market accounts decreased $1.2 million and $4.2 million, respectively.  These decreases were partially offset by a $1.6 million increase in savings accounts and a $2.3 million increase in NOW accounts. The decrease in certificate of deposit balances is a result of lowering our rates on certificates of deposit based on management’s decision to reduce excess liquidity and higher cost deposits in order to improve net interest margin by lowering the cost of funds. We had previously increased certificate of deposit rates to a level higher than many of our competitors in order to attract more of these deposits. As those certificates of deposits matured, the rates paid on renewed certificates of deposit were more typical for our market. Some of the funds from the certificate of deposit runoff were moved to savings and NOW accounts at the Bank, which contributed to the increase in these accounts during the 2010 period, and others were simply not renewed at the lower rates, causing the overall decrease in deposits for the 2010 period.

Borrowings

Advances from the Federal Home Loan Bank (“FHLB”) decreased $2.2 million to $41.1 million at June 30, 2010. Total borrowings decreased $4.7 million to $45.1 million at June 30, 2010, compared to $49.8 million at the end of 2009. The decrease in other borrowings is also a result of the management decision to reduce excess liquidity and high-cost sources of funding.

CAPITAL RESOURCES

Bank holding companies and banks are required by the Federal Reserve and FDIC to maintain levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis.  Capital is primarily represented by shareholders’ equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured.  Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base.  The minimum levels of Tier 1 and Total capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to be maintained at a higher level based on its regulator’s assessment of its risk profile. As of June 30, 2010 and December 31, 2009, the Company is considered well capitalized.  The Bank also exceeded the FDIC required minimum capital levels to be considered well capitalized at those dates by a substantial margin.   Management knows of no conditions or events that would change this classification.

The following table summarizes the Company’s capital ratios:

	June 30, 2010	December 31, 2009	Minimum Regulatory Requirements	To Be Well Capitalized
Risk-based capital ratios:
Tier 1 capital	10.19%	10.23%	4.00%	6.00%
Total capital	11.43	11.37	8.00	10.00

Tier 1 leverage ratio	9.45	9.27	4.00	5.00

Total shareholders’ equity increased 2.2% or $780,424 to $36.0 million at June 30, 2010, compared to December 31, 2009. The increase was due to the $1.2 million change in the fair market value of the available for sale securities and net income of $89,988 partially offset by dividends paid of $435,667.

RESULTS OF OPERATIONS

Summary

We reported net income for the first six months of 2010 of $89,988 compared to net income of $684,473 for the comparable period in 2009.  Net loss attributable to common shareholders for the six months ended June 30, 2010 was $180,980 ($0.07 loss per diluted share) compared to net income available to common shareholders of $477,413 ($0.19 income per diluted share) for the prior year period.  We experienced a loss on securities of $887,476 for the six months ended June 30, 2010.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the six months ended June 30, 2010 was 0.04%, compared to 0.34% for the corresponding period in 2009.  Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the six months ended June 30, 2010 was 0.50%, compared to 4.08% for the corresponding period in 2009.

Interest and fee income on loans decreased 5.2% or $474,281 for the first sixth months of 2010 compared to the same period in 2009 as a result of the yield on loans declining from 5.90% to 5.71% while average loans decreased $6.3 million to $307.5 million.  Total interest income decreased 9.0 % or $981,443.  Net interest income increased 0.36% or $24,813 while our net interest margin increased to 3.60% for the six months ended June 30, 2010, from 3.55% in the comparable period in 2009.  Net interest margin, a profitability measure, is the dollar difference between interest income from earning assets, including loans and investments, and interest expense paid on deposits and other borrowings expressed as a percentage of average earning assets.

Non-interest income during the first six months of 2010 was $2.6 million compared to $3.9 million for the same period in 2009, a decrease of $1.2 million, or 31.9%.  This decrease was due primarily to security losses of $887,476 in the first half of 2010 compared to a $9,087 gain on the sale of securities in the same period of 2009, in addition to a $595,349 reduction of mortgage banking fees.  These decreases to noninterest income were partially offset by a $146,187 increase in brokerage commissions and an $189,451 increase in electronic banking fees. The security loss resulted from three trust preferred securities held in the Company’s investment portfolio that were written down through the income statement as the quarterly impairment analysis dictated. Impairments resulted from the deferral of dividends by several financial institutions or complete failure of the institutions that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Company’s and the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Non-interest expenses of $8.8 million for the first six months of 2010 decreased by $250,913 compared to the same period in 2009.  A $175,000 settlement of litigation early in 2010 increased other operating expenses for the first half of 2010 but the elimination of legal fees related to the case as well as the costs associated with the issuance of Preferred Stock in 2009 reduced professional services by $143,067 during this year compared to the same period last year. During the first half of 2010, decreased expenses related to other real estate owned contributed $97,670 to the reduction in other operating expenses for 2010 compared to the same period in 2009. Salary expense decreased by $145,000, or 4%, through June 30, 2010, compared to the same period in 2009 due to less volume-based compensation paid to mortgage loan officers and a downward adjustment in the compensation rate paid to those loan officers. Employee benefits increased $82,796 related to increased payroll taxes paid during the first six months of 2010 compared to the first half of 2009 mainly due to higher payroll tax rates and limits.

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

Net interest income for the Company remained relatively flat at $6.8 million for the first six months of 2010 and 2009.  The increase of $24,813 resulted from an increase in the net interest margin from 3.48% for the first six months of 2009 to 3.54% for the same period in 2010.  The improvement in net interest margin resulted from management’s aggressive reduction of high cost certificates of deposit and borrowed funds and using excess balance sheet liquidity instead. The increase in the net interest margin more than offset the effect of a $4.7 million decrease in average interest-earning assets.

Interest income on loans decreased 5.2%, from $9.2 million for the six months ended June 30, 2009 to $8.7 million for the six months ended June 30, 2010. The yield on loans decreased to 5.71% during the first six months of 2010 from 5.9% during the first six months of 2009.  The decline in yields resulted from higher yielding loans maturing and paying off or refinancing into lower yielding loans. This yield compression was compounded by a decline in average loans outstanding for the 2010 period as we continued to shift our focus to commercial and industrial loan production.

Interest income from investment securities and overnight investments was $1.2 million for the first six months of 2010, compared to $1.7 million for the first six months of 2009, representing a 29.2% decrease.  The average investment portfolio decreased 17.7%, or $13.4 million, while the overall yield on investments decreased from 4.59% for the first six months of 2009 to 3.89% for the first six months of 2010.  The decline in the investment portfolio resulted from management’s decision to use liquidity from maturing investments to reduce high cost certificates of deposit and borrowed funds. The decline in yields resulted from the higher yielding investments maturing or being prepaid by the issuer and not being re-deployed into investments. The yield on Federal Funds Sold and other interest bearing deposits increased to 0.21% for the first six months of 2010 compared to 0.09% for the same period in 2009.  The improvement on yield on Federal Funds Sold is primarily related to the Company’s decision to invest overnight funds with the Federal Reserve instead of correspondent banks that pay a lower rate.

Interest expense decreased $1.0 million to $3.1 million during the first six months of 2010 compared to $4.1 million during the first six months of 2009.  The primary reason for this decrease is that the cost of interest-bearing liabilities decreased to 1.94% for the first six months of 2010 compared to 2.53% for the first six months of 2009.  The decrease in the cost of interest-bearing liabilities was primarily related to management’s deliberate reduction in high-cost certificates of deposit and other borrowings during the fourth quarter of 2009 and the first half of 2010. Also contributing to the decrease in interest expense during the 2010 periods was a decrease in average interest-bearing liabilities to $321.9 million from $326.0 million, respectively resulting from the use of excess liquidity to reduce deposits.

The following tables, for the periods indicated, set forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Six Months Ended June 30, 2010
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$20,476,960	$21,238	0.21%
Federal Home Loan Bank stock	3,876,100	5,123	0.27
Investment securities (a)	58,829,367	1,326,442	4.55
Loans, net of unearned income: (a)
Demand and time	61,673,007	1,447,610	4.73
Residential mortgage (b)	105,054,809	2,859,639	5.49
Commercial mortgage and construction	139,770,319	4,365,675	6.30
Installment	1,041,510	36,227	7.01
Lease financing	—	—
Total loans	307,539,645	8,709,151	5.71
Total interest-earning assets	390,722,072	10,061,954	5.19
Noninterest-earning assets:
Cash and due from banks	6,059,720
Premises and equipment	7,161,485
Other assets	16,359,296
Allowance for loan losses	(4,331,808)
Unrealized (losses) on available for sale securities	(3,904,952)
Total assets	$412,065,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$51,188,692	59,990	0.24%
Money market	45,849,793	178,616	0.79
Certificates of deposit	178,095,418	2,200,811	2.49
	275,133,903	2,439,417	1.79
Borrowed funds	46,768,089	650,305	2.80
Total interest-bearing liabilities	321,901,992	3,089,722	1.94
Noninterest-bearing liabilities:
Noninterest-bearing deposits	51,596,515
Other liabilities	2,415,538
Shareholders’ equity	36,151,768
Total liabilities and shareholders’ equity	$412,065,813

Net interest margin	$390,722,072	$6,972,232	3.60%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b) Includes loans held for sale

	Six Months Ended June 30, 2009
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$5,418,836	$2,356	0.09%
Federal Home Loan Bank stock	3,689,824	(9,087)	(0.50)
Investment securities (a)	72,463,311	1,880,329	5.23
Loans, net of unearned income: (a)
Demand and time	63,755,425	1,547,646	4.90
Residential mortgage (b)	114,387,436	3,231,625	5.71
Commercial mortgage and construction	134,460,032	4,361,954	6.54
Installment	1,242,483	41,355	6.71
Lease financing	12,249	1,122	18.47
Total loans	313,857,625	9,183,702	5.90
Total interest-earning assets	395,429,596	11,057,300	5.64
Noninterest-earning assets:
Cash and due from banks	2,574,288
Premises and equipment	7,248,863
Other assets	14,027,436
Allowance for loan losses	(3,310,515)
Unrealized (losses) on available for sale securities	(5,953,022)
Total assets	$410,016,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$51,827,756	58,668	0.23
Money market	42,996,395	343,943	1.61
Certificates of deposit	161,417,868	2,957,785	3.71
	256,242,019	3,360,396	2.64
Borrowed funds	69,793,929	735,582	2.13
Total interest-bearing liabilities	326,035,948	4,095,978	2.53
Noninterest-bearing liabilities:
Noninterest-bearing deposits	46,468,133
Other liabilities	3,691,971
Shareholders’ equity	33,820,594
Total liabilities and shareholders’ equity	$410,016,646

Net interest margin	$395,429,596	$6,961,322	3.55%

(a) Interest on investments and loans is presented on a fully taxable equivalent basis, using regular income tax rates, (a non-GAAP financial measure).
(b) Includes loans held for sale.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  We recorded a provision for loan losses of $704,263 in the first six months of 2010 compared to $736,000 in the first six months of 2009.  Nonaccrual, restructured, foreclosed real estate, and delinquent loans over 90 days still accruing interest to total loans and foreclosed real estate increased to 3.89% at June 30, 2010 compared to 3.82% at June 30, 2009, and decreased from 4.17% at December 31, 2009.  See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

For the first six months of 2010, non-interest income was $2.6 million compared to $3.9 million for the same period in 2009, a decrease of $1.2 million or 31.9%. An $887,476 write down of securities was the most significant factor related to the decrease in non-interest income.

The Company offers a variety of financial planning and investment options to customers, through its subsidiary, CFS, and recognizes commission income as these services are provided.  Brokerage commissions increased $146,187, or 59.2%, during the six months ended June 30, 2010, compared to the same period in 2009 as the stock market rebounded and investors began purchasing securities and annuities through CFS.

Electronic banking fee income increased by $189,451 for the six months ended June 30, 2010 compared to the corresponding period in 2009.  Electronic banking income is comprised of three sources: national point of sale, (“POS”) sponsorships, ATM fees and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 85% of total electronic banking revenue. Fees from ATMs represent approximately 3% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 12% of electronic banking revenue. The higher fee income is a result of an increased client base which generates a larger volume of transactions.

During 2004, the Company opened a mortgage subsidiary, CMSI.  The mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio.  Mortgage-banking products include Federal Housing Administration (”FHA”) and the federal Veterans Administration (“VA”) loans, conventional and nonconforming first and second mortgages, and construction and permanent financing. Mortgage-banking revenue decreased by $595,349 to $1.5 million in 2010 from $2.1 million in 2009. Interest rates have remained consistently low over the past year and consumer demand for refinancings has decreased in 2010 compared to 2009 resulting in lower mortgage-banking revenue.

We incurred losses on securities of $887,476 for the six months ended June 30, 2010, compared to realizing gains on callable mortgage-backed securities of $9,087 for the six months ended June 30, 2009. The loss on securities recorded in the first half of 2010 reflects a declining market value on three trust preferred securities held in the Company’s investment portfolio that were written down through the income statement as the quarterly impairment analysis dictated. Impairments resulted from the deferral of dividends by several financial institutions or complete failure of the institution that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Noninterest Expense

Non-interest expenses of $8.8 million for the first six months of 2010 decreased by $250,913 compared to the same period in 2009.  A $175,000 settlement of litigation early in 2010 increased other operating expenses for the first half of 2010 but the elimination of legal fees related to the case as well as the costs associated with the issuance of Preferred Stock in 2009 reduced professional services by $143,067 during this year compared to the same period last year. During the first half of 2010, decreased expenses related to other real estate owned contributed $97,670 to the reduction in other operating expenses for 2010 compared to the same period in 2009. Employee benefits increased $82,796 related to increased payroll taxes paid during the first six months of 2010 compared to the first half of 2009 mainly due to higher payroll tax rates and limits.

Income Taxes

For the six month period ended June 30, 2010, the Company recorded a tax benefit of $82,774 compared to a tax expense of $250,927 for the same period in 2009.  The effective tax rate, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses, was (1,147.1)% for the first half of 2010 and 26.8% for the same period of 2009. The 2010 benefit is a result of tax-exempt income on investments creating a tax loss, which would generate future refunds.

Results of Operations – Second Quarter 2010 and 2009

Net income for the second quarter of 2010 was $221,000 compared to $196,000 for the second quarter of 2009, a 12.8% increase. Net income available to common stockholders for the second quarter of 2010 was $86,000 ($0.03 per diluted share) compared to $49,000 ($0.02 per diluted share) for the second quarter of 2009.

Second quarter net interest income increased by $138,000 or 4.1% to $3.5 million in 2010. The increase was due to an improvement in our net interest margin to 3.7% from 3.4% for the three months ended June 30, 2010 and 2009, respectively. Management’s focus on reducing our cost of funds proved to be successful as the cost of interest bearing deposits declined from 2.59% to 1.74% for the three months ended June 30, 2009 and 2010, respectively.

Noninterest income continues to be a large contributor to our profitability. The majority of our noninterest income is derived from two sources: the Bank’s Electronic Banking Division and Carrollton Mortgage Services, Inc. (CMSI), a subsidiary of the Bank. Noninterest income was $1.7 million for the three months ended June 30, 2010, a decrease of $362,000 or 17.6%, compared to the corresponding period in 2009. Contributing to the 2010 second quarter decrease was a $365,000 decrease in mortgage banking fees and gains on loans held for sale resulting from a 35% decline in mortgage loan originations during the comparable quarter that was partially offset by a downward adjustment in compensation paid to mortgage loan officers. Additionally, gains on securities sold fell by $143,000 during the second quarter of 2010 compared to the second quarter of 2009 due to the write down on securities of $134,000 in the second quarter of 2010. Partially offsetting those decreases were increases of $78,000 in brokerage commissions from second quarter 2009 to the same period of 2010 due to higher volumes in the 2010 period and $101,000 in electronic banking fees as an increased client base generated a larger volume of transactions.

Non-Interest expenses were $4.4 million in the second quarter of 2010 compared to $4.7 million in 2009, a decrease of $298,000 or 6.4%. A $138,000 reduction in salary expense contributed as volume-based incentives paid to our mortgage lenders declined during the second quarter of 2010 compared to 2009. In the second quarter of 2009, the Federal Deposit Insurance Corporation (“FDIC”) charged a special assessment that was not reassessed in 2010 dropping FDIC insurance expense by $127,000 for the second quarter of 2010 compared to that period in 2009. Expenses related to other real estate owned (OREO) also decreased from $214,000 during the second quarter of 2009 to $71,000 for the same period of 2010 as the balance of OREO decreased by $1.3 million from June 30, 2009 to June 30, 2010. Partially offsetting these decreases was an increase of $140,000 in employee benefits related to higher payroll tax rates and limits and employer-funded health care and 401K contributions.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

The Company’s liquidity is derived primarily from its deposit base and equity capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $81.5 million or 20.1% of total assets at June 30, 2010.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $84.1 million at June 30, 2010.  Of this total, management places a high probability of required funding within one year of approximately $41.3million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

The Company also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  There is a line of credit totaling approximately $53.7 million with the FHLB based on qualifying loans pledged as collateral.  In addition, the Company can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $26.3 million of securities pledged at the FHLB under which the Bank could have borrowed approximately $25.5 million.  Also, the Bank has $5.1 million of securities pledged at FRB under which it could have borrowed approximately $4.9 million.  Outstanding borrowings at the FHLB were $41.1 million at June 30, 2010. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against this line. There was no balance outstanding under these lines at June 30, 2010. These lines bear interest at the current federal funds rate of the correspondent bank.

MARKET RISK AND INTEREST RATE SENSITIVITY

The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The Asset/Liability Management Committee of the Bank’s Board of Directors (the “ALCO”) oversees our management of interest rate risk.  The objective of the management of interest rate risk is to optimize net interest income during periods of volatility as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company’s liquidity, asset and earnings growth, and capital adequacy goals.

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2010, the Company is in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first six months of 2010 or 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit, and letters of credit. In addition, we have certain operating lease obligations.

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

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. We are not aware of any accounting loss we would incur by funding our commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of June 30, 2010.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial position.

ITEM 1A.    RISK FACTORS

The following supplements the discussion under, and should be read in conjunction with, the risk factors disclosed in Item 1A “Risk Factors” in our 2009 Form 10-K.

The recently enacted Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry.  Among other things, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), includes provisions affecting corporate governance and executive compensation disclosure at all SEC reporting companies and that allow financial institutions to pay interest on business checking accounts, broadens the base for FDIC insurance assessments, and includes new restrictions on how mortgage brokers and loan originators may be compensated.  The Dodd-Frank Act will require the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions, and the full impact of the Dodd-Frank Act on our business will not be known for years until regulations implementing the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs, any of which may adversely impact our results of operations, liquidity or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

None.

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

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	August 16, 2010	/s/Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	August 16, 2010	/s/Mark A. Semanie

Mark A. Semanie
Chief Financial Officer