Form 10-Q
period 2010-09-30
CARROLLTON BANCORP
filed 2010-11-12
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,573,088 common shares outstanding at November 5, 2010

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and due from banks	$3,553,293	$4,949,050
Federal funds sold and other interest bearing deposits	3,017,876	18,384,322
Federal Home Loan Bank stock, at cost	3,598,300	3,876,100
Investment securities:
Available for sale	39,320,424	50,592,118
Held to maturity (fair value of $6,465,274 and $7,516,198)	6,212,813	7,426,731
Loans held for sale	27,477,116	24,537,566
Loans, less allowance for loan losses of $5,046,256 in 2010 and $4,322,604 in 2009	292,451,688	289,452,064
Premises and equipment	6,998,328	7,244,452
Accrued interest receivable	1,336,207	1,594,265
Bank owned life insurance	4,891,421	4,766,529
Deferred income taxes	3,413,619	4,025,384
Foreclosed real estate	3,001,457	2,026,697
Other assets	4,299,456	4,882,190
	$399,571,998	$423,757,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$67,622,850	$52,782,626
Interest-bearing	256,723,034	283,008,704
Total deposits	324,345,884	335,791,330
Federal funds purchased and securities sold under agreement to repurchase	—	6,542,472
Advances from the Federal Home Loan Bank	36,620,000	43,290,000
Accrued interest payable	176,644	273,595
Accrued pension plan	1,072,071	1,072,071
Other liabilities	1,505,533	1,569,925
	363,720,132	388,539,393

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized 9,201 shares; issued and outstanding 9,201 in 2010 and 2009 (discount of $297,364 in 2010 and $358,778 in 2009)	8,903,636	8,842,222
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,573,088 in 2010 and 2,568,588 in 2009	2,573,088	2,568,588
Additional paid-in capital	15,713,872	15,694,328
Retained earnings	11,265,041	11,736,797
Accumulated other comprehensive income	(2,603,771)	(3,623,860)
	35,851,866	35,218,075
	$399,571,998	$423,757,468

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$4,426,764	$4,620,824	$13,135,915	$13,804,256
Investment securities:
Taxable	455,021	593,183	1,457,708	2,081,832
Nontaxable	94,307	118,277	284,697	342,884
Dividends	11,102	1,872	26,733	23,392
Federal funds sold and interest-bearing deposits with other banks	1,923	3,927	23,161	6,259

Total interest income	4,989,117	5,338,083	14,928,214	16,258,623

Interest expense:
Deposits	1,046,807	1,773,522	3,488,136	5,138,474
Borrowings	267,322	345,118	915,715	1,076,144

Total interest expense	1,314,129	2,118,640	4,403,851	6,214,618

Net interest income	3,674,988	3,219,443	10,524,363	10,044,005

Provision for loan losses	940,099	1,600,000	1,644,362	2,336,000

Net interest income after provision for loan losses	2,734,889	1,619,443	8,880,001	7,708,005

Noninterest income:
Electronic banking fees	594,316	496,369	1,692,028	1,404,630
Mortgage-banking fees and gains	1,337,497	1,049,299	2,873,276	3,180,426
Brokerage commissions	171,185	140,827	564,444	387,899
Service charges on deposit accounts	143,057	182,378	452,180	547,266
Other fees and commissions	93,299	101,737	281,376	313,425
Security (losses) gains, net	(193,733)	(243,927)	(1,081,209)	(234,840)

Total noninterest income	2,145,621	1,726,683	4,782,095	5,598,806

Noninterest expenses:
Salaries	2,077,484	1,916,411	5,574,703	5,559,040
Employee benefits	508,840	374,492	1,500,726	1,283,582
Occupancy	581,100	590,384	1,736,433	1,770,935
Professional services	225,775	187,552	482,623	587,467
Furniture and equipment	143,201	152,795	439,925	444,888
Lease buyout – branch	—	(108,153)	—	(108,153)
Other operating expenses	1,160,703	1,300,894	3,737,065	3,901,901

Total noninterest expenses	4,697,103	4,414,375	13,471,475	13,439,660

Income (loss) before income taxes	183,407	(1,068,249)	190,621	(132,849)

Income tax provision (benefit)	30,133	(474,736)	(52,641)	(223,809)

Net income	$153,274	$(593,513)	$243,262	$90,960
Preferred stock dividends and discount accretion	135,484	138,039	406,452	345,099
Net income available to common shareholders	$17,790	$(731,552)	$(163,190)	$(254,139)

Basic net income per common share	$0.01	$(0.28)	$(0.06)	$(0.10)

Diluted net income per common share	$0.01	$(0.28)	$(0.06)	$(0.10)

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2009	$8,842,222	$2,568,588	$15,694,328	$11,736,797	$(3,623,860)
Net income	—	—	—	243,262	—	$243,262
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	1,160,526	1,160,526
Cash flow hedging derivatives	—	—	—	—	(140,437)	(140,436)
Comprehensive income (loss)						$1,263,352
Accretion of discount associated with U.S. Treasury preferred stock	61,414	—	—	(61,414)	—
Issuance of Common Stock	—	4,500	19,048	—	—
Stock-based compensation	—	—	496	—	—
Preferred stock cash dividend	—	—	—	(345,037)	—
Cash dividends, $0.100 per share	—	—	—	(308,567)	—
Balance September 30, 2010	$8,903,636	$2,573,088	$15,713,872	$11,265,041	$(2,603,771)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2008	$—	$2,564,988	$15,255,971	$13,252,272	$(3,682,538)
Net income	—	—	—	90,960	—	$90,960
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	625,647	625,647
Cash flow hedging derivatives	—	—	—	—	(144,359)	(144,359)
Comprehensive income (loss)						$(572,248)
Issuance of U.S. Treasury preferred stock	8,770,572	—	409,428	—	—
Accretion of discount associated with U.S. Treasury preferred stock	51,179	—	—	(51,179)	—
Issuance of stock under 2007 Equity Plan	—	3,600	17,037	—	—
Stock-based compensation	—	—	1,593	—	—
Preferred stock cash dividend	—	—	—	(232,581)	—
Cash dividends, $0.20 per share	—	—	—	(513,333)	—
Balance September 30, 2009	$8,821,751	$2,568,588	$15,684,029	$12,546,139	$(3,201,250)

See accompanying notes to consolidated financial statements.

 CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$243,262	$90,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,644,362	2,336,000
Depreciation and amortization	612,539	631,065
Amortization of premiums and discounts	(62,750)	(101,041)
Write down of impaired securities	1,097,154	243,927
Loss (gain) on securities	(15,946)	(9,087)
Loans held for sale made, net of principal sold	(2,939,550)	(9,472,384)
Loss (gain) on sale of foreclosed real estate	32,986	105,971
Loss (gain) on disposal of premises and equipment	(2,407)	1,390
2007 Equity Plan stock issued	496	20,637
Stock based compensation expense	23,548	1,593
Decrease (increase) in:
Accrued interest receivable	258,058	148,534
Prepaid income taxes	(335,392)	(119,421)
Cash surrender value of bank owned life insurance	(124,892)	(128,510)
Other assets	576,826	164,865
Increase (decrease) in:
Accrued interest payable	(96,951)	19,718
Deferred income taxes	(52,712)	(238,394)
Deferred loan origination fees	52,887	(98.290)
Other liabilities	(64,392)	(888,269)
Net cash used in operating activities	847,126	(7,290,736)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	7,207,096
Proceeds from maturities of securities available for sale	12,360,079	—
Proceeds from maturities of securities held to maturity	1,023,556	1,198,166
Redemption (Purchase) of Federal Home Loan Bank stock, net	277,800	(300,400)
Purchase of securities available for sale	—	(5,974,194)
Loans made, net of principal collected	(6,504,972)	(11,413,444)
Purchase of premises and equipment	(268,825)	(811,159)
Proceeds from sale of foreclosed real estate	800,353	771,578
Proceeds from sale of premises and equipment	14,202	—
Net cash used in investing activities	7,702,193	(9,322,357)
Cash flows from financing activities:
Net increase (decrease) in time deposits	(26,962,825)	44,365,386
Net increase (decrease) in other deposits	15,517,379	2,946,628
Advances (payments) of Federal Home Loan Bank advances	(6,670,000)	(21,770,000)
Net increase (decrease) in other borrowed funds	(6,542,472)	(7,752,738)
Net proceeds of issuance of preferred stock and warrants	—	9,180,000
Dividends paid	(653,604)	(745,914)
Net cash provided by financing activities	(25,311,522)	26,223,362
Net decrease in cash and cash equivalents	(16,762,203)	9,610,269
Cash and cash equivalents at beginning of period	23,333,372	10,162,288
Cash and cash equivalents at end of period	$6,571,169	$19,772,557

Supplemental information:
Interest paid on deposits and borrowings	$4,500,803	$6,194,900
Income taxes paid (refund)	$200,612	$(203,388)
Transfer of loan to foreclosed real estate	$1,808,099	$1,364,958
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine months ended September 30, 2010 and 2009 is unaudited)

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

The consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that will be achieved for the entire year.

Management has evaluated all significant events and transactions that occurred after September 30, 2010 and the date these financial statements were issued for potential recognition or disclosure in these financial statements.

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

The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor has a notional amount of $10.0 million with a minimum interest rate of 7.00% based on U.S. prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor has a term of five years. This interest rate Floor is designated a cash flow hedge, as it is designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans will change whenever the repricing index changes, plus or minus a credit spread (based on each loan’s underlying credit characteristics), until the maturity of the interest rate Floor. Should the Prime rate index fall below the strike level of the Floor prior to maturity, the Floor’s counterparty will pay the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The estimated fair value of the Floor at September 30, 2010 was $97,916 and is recorded in “Other Assets” and changes in the fair value are recorded as “Other Comprehensive Income,” a component of shareholders’ equity.

The bank counterparty to the interest rate floor exposes the Company to credit-related losses in the event of its non-performance.  The Company monitors ratings, and potential downgrades of the counterparty on at least a quarterly basis.

NOTE 2 – NET INCOME PER SHARE

The calculation of net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic:
Net income (loss)	$153,274	$(593,513)	$243,262	$90,960
Net income (loss) available to common shareholders	17,790	(731,552)	(163,190)	(254,139)
Average common shares outstanding	2,573,088	2,568,588	2,571,074	2,566,847
Basic net income (loss) per common share	$0.01	$(0.28)	$(0.06)	$(0.10)
Diluted:
Net income (loss)	$153,274	$(593,513)	$243,262	$(90,960)
Net income (loss) available to common shareholders	17,790	(731,552)	(163,190)	(254,139)
Average common shares outstanding	2,573,088	2,568,588	2,571,074	2,566,847
Stock option adjustment	—	—	—	—
Average common shares outstanding - diluted	2,573,088	2,568,588	2,571,074	2,566,847
Diluted net income (loss) per common share	$0.01	$(0.28)	$(0.06)	$(0.10)

 NOTE 3 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2010
Available for sale
U.S. government agency	$6,885,303	$484,431	$—	$7,369,734
Mortgage-backed securities	18,095,151	1,300,560	72,060	19,323,651
State and municipal	7,341,580	442,199	—	7,783,779
Corporate bonds	8,815,265	105,996	5,549,297	3,371,964
	41,137,299	2,333,186	5,621,357	37,849,128
Equity securities	1,503,748	344,463	376,915	1,471,296
	$42,641,047	$2,677,649	$5,998,272	$39,320,424
Held to maturity
Mortgage-backed securities	$3,392,622	$170,051	$—	$3,562,673
State and municipal	2,810,000	92,487	—	2,902,487
Corporate bonds	10,191	—	10,077	114
	$6,212,813	$262,538	$10,077	$6,465,274

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2009
Available for sale
U.S. government agency	$16,197,314	$100,080	$189,019	$16,108,375
Mortgage-backed securities	20,800,030	1,097,295	241,045	21,656,280
State and municipal	7,611,984	114,575	4,988	7,721,571
Corporate bonds	9,716,147	1,940	6,069,277	3,648,810
	54,325,475	1,313,890	6,504,329	49,135,036
Equity securities	1,503,748	281,628	328,294	1,457,082
	$55,829,223	$1,595,518	$6,832,623	$50,592,118
Held to maturity
Mortgage-backed securities	$4,409,770	$178,567	$—	$4,588,337
State and municipal	2,810,000	92,366	—	2,902,366
Corporate bonds	206,961	—	181,466	25,495
	$7,426,731	$270,933	$181,466	$7,516,198

As of September 30, 2010, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	1,308,460	(72,060)	1,308,460	(72,060)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	1,393,758	(5,559,374)	1,393,758	(5,559,374)
Equity securities	400,421	(15,790)	213,608	(361,125)	614,029	(376,915)
	$400,421	$(15,790)	$2,915,826	$(5,992,559)	$3,316,247	$(6,008,349)

           Contractual maturities of debt securities at September 30, 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$817,733	$819,649	$—	$—
Over one to five years	2,485,393	2,594,716	—	—
Over five to ten years	4,101,060	4,417,085	2,810,000	2,902,487
Over ten years	15,637,962	10,694,027	10,191	114
Mortgage-backed securities	18,095,151	19,323,651	3,392,622	3,562,673
	$41,137,299	$37,849,128	$6,212,813	$6,465,274

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities.  As of September 30, 2010, management has begun the process of evaluating specific securities for sale due to a decline in credit quality in certain mortgage backed securities and municipal securities or price risk and overconcentration in certain U.S. government agency securities. As of October 26, 2010, three non-agency mortgage backed securities and a portion of a U.S. agency security totaling over $6 million in book value have been sold, resulting in a net gain of approximately $160,000. The proceeds were used to reduce short term Federal Home Loan Bank borrowings. Management and the Investment Committee of the Board of Directors are in the process of evaluating additional municipal securities for possible sale due to credit quality. Any sale and reinvestment decisions will be approved by the Investment Committee.  Excluding the trust preferred securities, unrealized losses exist on two available-for-sale securities and total $72,060 at September 30, 2010.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of these securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2010, management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At September 30, 2010 and December 31, 2009, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“TRUP CDOs”).  The market for these securities at September 30, 2010 and December 31, 2009 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new TRUP CDOs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2010 and December 31, 2009;

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The following table (Dollars in Thousands) lists the class, credit rating, deferrals and defaults of the six trust preferred securities (PreTSL):

			Deferrals		Defaults
PreTSL	Class	Moody Credit Rating	Amount	Percent	Amount	Percent
IV	Mezzanine	Ca	6,000	9.02%	12,000	18.05%
XVIII	C	Ca	82,140	12.14	76,000	11.23
XIX	B	B3	81,900	11.69	90,500	12.92
XIX	C	Ca	81,900	11.69	90,500	12.92
XXII	B-1	Caa2	221,500	15.97	175,000	12.62
XXIV	C-1	Ca	202,500	19.27	172,300	16.40

Based on qualitative considerations such as a down-grade in credit rating or further defaults of underlying issuers during the quarter and an analysis of expected cash flows, we determined prior to this quarter that three TRUP CDOs included in corporate bonds were other-than-temporarily impaired (OTTI) and were written down prior to this quarter. Two of the three securities required additional adjustments and we wrote our investment in these TRUP CDOs down $209,679 through earnings during the third quarter of 2010 to the present value of expected cash flows at September 30, 2010, to properly reflect credit losses associated with these TRUP CDOs. The remaining fair value of these three securities was $334,155 at September 30, 2010.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the TRUP CDOs and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  Cash flows are projected using a forward rate LIBOR curve, as these TRUP CDOs are variable rate instruments.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.

NOTE 4 – STOCK BASED COMPENSATION

At the Company’s annual shareholders’ meeting on May 15, 2007, the 2007 Equity Plan was approved.  Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Company Stock are issued to each non-employee director in May of each year.   One director receives cash in lieu of stock due to restrictions by his/her employer on receiving stock of a company.  Also, in accordance with the 2007 Equity Plan, 300 shares were awarded to each new director as of the effective date of their acceptance onto the board.  No new grants will be made under the 1998 Long Term Incentive Plan.  However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

Stock based compensation expense recognized was $496 during the first nine months of 2010 compared to $1,593 during the first nine months of 2009.  As of September 30, 2010, there was no unrecognized stock option expense related to nonvested stock options.

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

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of September 30, 2010, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

 Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	September 30, 2010	December 31, 2009	September 30, 2009
Loan commitments	$19,918,123	$19,197,691	$29,606,477
Unused lines of credit	47,889,672	67,018,011	76,042,346
Letters of credit	2,054,947	3,837,872	3,006,075

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

 The following table represents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Carrying Value at September 30, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$39,320,424	$1,471,296	$36,455,484	$1,393,644
Derivative asset	97,916	—	97,916	—

	Carrying Value at December 31, 2009:

	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$50,592,118	$1,457,082	$47,324,966	$1,810,070
Derivative asset	352,631	—	352,631	—

During the first nine months of 2010, the Company recognized $1.1 million of other-than-temporary impairment charges related to three debt securities issued by financial institutions.

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30,
	2010	2009
Balance, beginning of period	$1,810,070	$4,133,642
Total gains (losses) realized and unrealized:
Included in earnings	(1,097,154)	—
Included in other comprehensive income	680,728	492,472
Transfer to (from) Level 3	—	—
Balance, end of period	$1,393,644	$4,626,114

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first nine months of 2010 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	Carrying Value at September 30, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$27,477,116	$—	$27,477,116	$—
Impaired loans	11,088,271	—	11,088,271	—
Other real estate owned (OREO)	3,001,457	—	3,001,457	—

During the first nine months of 2010, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Losses related to loans of $987,063 were recognized as charge-offs for loan losses.  There was a $32,986 net loss on sale of three foreclosed real estate properties.  During the first nine months of 2010, there were no losses related to loans held for sale accounted for at the lower of cost or fair value or write downs of foreclosed real estate properties.

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

The estimated fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009

	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$6,571,169	$6,571,169	$23,333,372	$23,333,372
Investment securities (total)	45,533,237	45,785,698	58,018,849	58,108,316
Federal Home Loan Bank stock	3,598,300	3,598,300	3,876,100	3,876,100
Loans held for sale	27,477,116	27,541,116	24,537,566	24,517,794
Loans, net	292,451,688	299,065,681	289,452,064	289,218,836

Financial liabilities
Non-interest-bearing deposits	$67,622,850	$67,622,850	$52,782,626	$52,782,626
Interest-bearing deposits	256,723,034	260,106,044	283,008,784	284,072,714
Federal funds purchased and securities sold under agreements to repurchase	—	—	6,542,472	6,542,472
Advances from the Federal Home Loan Bank	36,620,000	37,380,000	43,290,000	44,214,317

NOTE 8 – INTEREST RATE FLOOR DERIVATIVE

The fair value of the derivative instrument, which is included in other assets in the unaudited condensed consolidated balance sheet as of September 30, 2010, was $97,916.  The effect of the derivative instrument designated as a cash flow hedge on the Company’s unaudited condensed consolidated statement of income for the nine months ended September 30, 2010, was $284,375.

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

FASB ASC Topic 310, ‘‘Financing Receivables and Allowance for Credit Losses’’

New authoritative accounting guidance under ASC Topic 310, ‘‘Financing Receivables and Allowance for Credit Losses,’’ requires enhanced disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures in future periods, but to otherwise not have a significant effect on its consolidated financial statements.

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

FASB ASC Topic 815, ‘‘Derivatives and Hedging”

New authoritative accounting guidance under ASC Topic 815, ‘‘Derivatives and Hedging,’’ clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to account separately for the embedded credit derivative feature. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans, strategies, objectives and intentions and the anticipated results thereof, the recovery of fair value of available-for sale securities, the allowance for loan losses, continued stability in collateral real estate values and migration of loans from non-performing status to performing, increased real estate activity and continued reductions in non-performing assets, potential additional write-downs of trust preferred securities held in our investment portfolio and anticipated increases in these securities as the economy improves, liquidity and capital levels and the impact of pending legal proceedings, are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things, interest rate fluctuations, changes in monetary policy, a further deterioration of economic conditions in the Baltimore Metropolitan area, a continued downturn in the real estate market or a slower than anticipated recovery, higher than anticipated loan losses or the insufficiency of the allowance for loan losses, changes in federal and state bank laws and regulations, including as a result of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and changes in accounting standards that may adversely affect us or the banking industry as a whole, our ability to implement our business strategy, and other risks described in this report, in the Company’s 2009 Form 10-K, and in other filings with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  We undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations may not be indicative of future results.  Readers should carefully review the risk factors described in other documents that we file from time to time with the SEC.

BUSINESS AND OVERVIEW

The Company is a bank holding company headquartered in Columbia, Maryland, with one wholly-owned subsidiary, Carrollton Bank.  The Bank has four subsidiaries, CMSI, CFS, and MSLLC that are wholly owned, and CCDC, which is 96.4% owned.

The Bank is engaged in general commercial and retail banking business, with ten branch locations.  The Bank attracts deposit customers from the general public and uses such funds, together with other borrowed funds, to make loans. Our results of operations are primarily determined by the difference between interest income earned on interest-earning assets, primarily interest and fee income on loans, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

During 2004, the Bank opened a mortgage subsidiary, Carrollton Mortgage Services, Inc. (“CMSI”). CMSI is in the business of originating residential mortgage loans to be sold and has one branch location. The mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration and the Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing. Loans originated by CMSI are generally sold into the market but may be considered for retention by the Bank as part of our balance sheet strategy.

CFS provides brokerage services and a variety of financial planning and investment options to customers through INVEST Financial Corp. pursuant to a service agreement with INVEST,and recognizes commission income as these services are provided. The investment options CFS offers through this arrangement include mutual funds, U.S. government bonds, tax-free municipals, individual retirement account rollovers, long-term care, and health care insurance services. INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority (“FINRA”), SEC, a member of Securities Investor Protection Corporation (“SIPC”), and licensed with state insurance agencies in all 50 states. CFS refers clients to an INVEST representative for investment counseling prior purchase of securities.

MSLLC manages and disposes of real estate acquired through foreclosure.

CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland. We coordinate our efforts to identify opportunities with a local non-profit ministry whose mission and vision is to eliminate poverty housing in the region by building decent houses for affordable homeownership throughout Anne Arundel County and the Baltimore metropolitan region. CCDC generates revenue through the origination of loans for the purchase of these homes.

We reported net income for the three months and nine months ended September 30, 2010 of $153,274 and $243,262 compared to a net loss of $593,513 and net income of $90,960 for the comparable periods in 2009.  Net income (loss) available to common shareholders for the three month and nine month periods ended September 30, 2010 was $17,790 ($0.01 per diluted share) and ($163,190) ($0.06 loss per diluted share) compared to net loss available to common shareholders of $731,552 ($0.28 loss per diluted share) and $254,139 ( $0.10 loss per diluted share) for the prior year periods.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three and nine month periods ended September 30, 2010 were 0.15% and 0.08%, compared to a loss on average assets of 0.56% for the three month period ended September 30, 2009 and return on average assets of 0.03% for the nine month period ended September 30, 2009.  Return on average equity, the quotient of net income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the three and nine month periods ended September 30, 2010 was 1.69% and 0.90%, compared to a loss of 6.47% and a return of 0.35% for the corresponding periods in 2009.

Net interest income increased $455,545 and $480,358 (14.2% and 4.8%) for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009, while our net interest margin increased to 3.83% for the three months ended September 30, 2010 from 3.17% for the comparable period in 2009 and 3.63% for the nine months ended September 30, 2010 from 3.38% for the comparable period in 2009, primarily as a result of increases in our net interest margin. Net interest margin, a profitability measure, is the dollar difference between interest income from earning assets, including loans and investments, and interest expense paid on deposits and other borrowings expressed as a percentage of average earning assets. The dramatic improvement in net interest income while asset yields are declining is a result of our strategy focused on reducing excess balance sheet liquidity and reducing the cost of our interest bearing liabilities.

The overall improvements in operating results for the periods in 2010 compared to 2009 are primarily a result of the lower provision for loan losses in both periods as compared to 2009. The provision for loan losses was $940,099 and $1.6 million for the three and nine month periods ended September 30, 2010 as compared to $1.6 million and $2.3 million for the comparable periods in 2009. The lower provisions in 2010 are a result of the appearance of some stability in real estate values serving as collateral for non-performing assets, which lessens potential losses on our non-performing assets. We are hopeful that this trend will continue and will lead to increased real estate investment activity which will allow us to continue to reduce non-performing assets.

We declared a dividend of $0.04 per share to stockholders for the first two quarters of 2010 and $0.02 for the third quarter. In 2009, we paid a dividend of $0.08 per share during each of the first two quarters and $0.04 in the third quarter.

CURRENT STRATEGY

Our Board of Directors and senior management are currently employing a strategy designed to strengthen the balance sheet and improve operating results by improving asset quality, reducing higher costing funding sources, and pursuing operating efficiencies through the use of technology and strategic partners. The objective is to strengthen our overall foundation during these difficult and uncertain economic times in order to place the Company in a position to take advantage of opportunities that will emerge as the business environment clarifies and improves.

The newly enacted financial regulatory reform measures pursuant to the Dodd-Frank Act, along with the ongoing instability in the residential and commercial real estate markets, have created a great deal of uncertainty within the community banking industry. In addition, uncertainty about future tax policy and the cost of employment associated with healthcare reform add uncertainty to planning for operational costs. We have chosen to carefully evaluate all growth opportunities with this uncertainty in mind, carefully limiting decisions that could be impacted by circumstances beyond our control.

We have narrowed our focus for targeted growth on the following customer groups:
•	Small and mid-sized businesses, including service firms, manufacturing companies and distributors;
•	Executives and professionals, including attorneys, accountants, medical professionals, consultants, corporate executives and their firms;
•	Non-profit associations, including charities, foundations, professional/trade associations, homeowner/condo associations, and faith based organizations; and
•	High net worth individuals and affluent families.

The Bank will serve its customers by utilizing its existing branch network as well as by providing internet based services, remote deposit capture, courier service, and loan production business offices.

Going forward, our business strategy will include:
•	Increasing awareness and consideration in the business marketplace through directed marketing and direct sales efforts;
•	Leading with deposit and cash management products;
•	Retaining and growing existing customer relationships;
•	Growing our Small Business Administration loan portfolio; and
•	Increasing adoption and usage of online products.

Our effort to improve net interest margin by reducing balance sheet liquidity and high cost funding sources has dramatically improved net interest margins from 3.38% for the nine months ended September 30, 2009 to 3.63% for the same period in 2010. The 0.25% improvement is primarily a result of reducing the cost of interest bearing liabilities by 0.67% through the reduction of borrowed funds and renewal of certificates of deposit at significantly lower rates. The annualized benefit of a 0.25% improvement in net interest margin is approximately $968,000 on the Bank’s average earning assets of $387.3 million for the nine months ended September 30, 2010.

Our efforts to reduce non-performing assets and improve operating efficiencies will take longer to appear in operating results. The reduction of non-performing assets is subject to the market conditions associated with the commercial real estate market, while operating efficiencies will be geared towards growing the business without a proportionate increase in operating costs. We have intentionally avoided dramatic cost reductions that would impair our ability to take advantage of growth opportunities as they appear.

We believe that we will ultimately need to raise additional capital to redeem our outstanding preferred stock issued to the U.S. Treasury under the Capital Purchase Program and support balance sheet growth. Fortunately, we remain “well capitalized” for regulatory purposes, which allows us to carefully assess various capital alternatives and determine which alternative is best for the Company and our existing stockholders. Management and a committee of the Board of Directors are constantly evaluating market conditions and opportunities so that we are in a position to act quickly if the right opportunity arises.

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

A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral and the timing of loan charge-offs. The allowance for loan losses is one of the most difficult and subjective judgments that we make.  The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans.  Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio.  Current trends in delinquencies and charge-offs, the views of bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors.  The analysis also requires consideration of the economic climate and direction, and change in the interest rate environment, which may affect a borrower’s ability to pay, legislation influencing the banking industry, and economic conditions specific to the Bank’s service areas.  Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

Investment securities decreased $12.5 million to $45.5 million at September 30, 2010, from $58.0 million at December 31, 2009.  The decrease is a result of $9.0 million of four government agency securities being called by the issuers, $3.8 million in prepayments on mortgage-backed securities, the maturity of a $250,000 municipal security, and the write down on securities of $1.1 million. Partially offsetting the decrease was a $1.9 million increase in market value adjustment. The decline in the investment portfolio resulted from management’s decision to use liquidity from maturing investments to fund our liquidity needs so we could reduce high cost certificates of deposit and borrowed funds. Management continues to investigate investment options that will produce the most efficient use of excess funds.

Loans Held for Sale

Loans held for sale increased $2.9 million from December 31, 2009, to $27.5 million at September 30, 2010, as customers refinanced existing loans and purchased new properties at historically low interest rates during the first nine months of 2010. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Gross loans, excluding loans held for sale increased slightly during the first three quarters of 2010, increasing $3.7 million to $297.5 million at September 30, 2010 from $293.8 million at December 31, 2009, or 1.27%, resulting from tempered loan demand as businesses continue to limit borrowing to expand their operations during the continued sluggish and uncertain economy.

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

At September 30, 2010, we had 18 impaired loans totaling approximately $11.1 million, all of which have been classified as nonaccrual.  The valuation allowance for impaired loans was $1.9 million as of September 30, 2010.

The following table provides information concerning non-performing assets and past due loans at the dates indicated:

	September 30, 2010	December 31, 2009	September 30, 2009

Nonaccrual loans	$12,838,113	$7,515,466	$7,918,015
Restructured loans	4,788,998	2,781,847	4,691,136
Foreclosed real estate	3,001,457	2,026,697	2,223,427

Total nonperforming assets	$20,628,568	$12,324,010	$14,832,578

Accruing loans past-due 90 days or more	$148,000	$—	$—

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

The allowance for loan losses was $5.0 million at September 30, 2010, which was 1.70% of loans compared to $4.3 million at December 31, 2009, which was 1.47% of loans.  During the first nine months of 2010, we experienced net charge-offs of $920,710 compared to $879,678 during the same period of 2009.  The ratio of net loan losses to average loans outstanding was 0.30% for the nine months ended September 30, 2010 compared to the net loan loss ratio of 0.97% for the year ended December 31, 2009. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans and foreclosed real estate increased to 6.91% at September 30, 2010, compared to 4.17% at December 31, 2009.

The following table shows the activity in the allowance for loan losses:

	Nine Months Ended September 30,		Year Ended December 31,
	2010	2009	2009

Allowance for loan losses - beginning of period	$4,322,604	$3,179,741	$3,179,741

Provision for loan losses	1,644,362	2,336,000	4,231,339
Charge-offs	(987,063)	(987,527)	(3,202,811)
Recoveries	66,353	107,849	114,335
Allowance for loan losses - end of period	$5,046,256	$4,636,063	$4,322,604

Funding Sources

Deposits

Total deposits decreased by $11.4 million, or 3.4%, to $324.3 million as of September 30, 2010, from $335.8 million as of December 31, 2009.  Certificate of deposit accounts decreased $27.0 million and money market accounts decreased by $2.3 million. These decreases were partially offset by increases of $14.8 million in non-interest bearing accounts, $2.5 million in NOW accounts and $440,000 in savings accounts. The decrease in certificate of deposit balances is a result of management’s decision to reduce excess liquidity and higher cost deposits in order to improve net interest margin by lowering the cost of funds. We had previously offered premium deposit rates on certificate of deposits compared to our competitors in order to attract more of these deposits. Following our strategy to reduce the overall cost of funds, as those high-yielding certificates of deposits matured, customers opting to renew their certificates of deposits were offered rates closer to our competitor’s pricing. Some of the certificates of deposit were simply not renewed at the lower rates, causing the overall decrease in deposits for the 2010 period. The ratio of non-interest bearing deposits to total deposits increased to 20.8% at September 30, 2010, from 15.7% at December 31, 2009.

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to Federal Deposit Insurance Company (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At September 30, 2010, we had $30.5 million in CDARS through the reciprocal deposit program compared to $35.5 million at December 31, 2009. We did not have any non-reciprocal deposits in the CDARS program as of September 30, 2010, or as of December 31, 2009.

During the third quarter of 2010, we discontinued two products offered to business customers that affected our deposit balances. The first product was an off-balance sheet sweep account that transferred funds exceeding an established compensating balance in participating demand deposit accounts to a third-party investment company. Due to the current low interest rate environment, demand for this product had declined significantly. On the date the product was terminated, approximately $6.5 million was moved into demand deposit accounts from the third-party investment company. The other product that was discontinued due to the low interest rate environment was an in-house sweep product that required the bank to pledge securities to collateralize the balances. These balances, which were not FDIC insured, were included in borrowings. During the third quarter of 2010, the customers participating in this product agreed to move the funds, approximately $3.9 million, into deposit accounts—primarily non-interest bearing accounts.

Borrowings

Total borrowings decreased $13.2 million to $36.6 million at September 30, 2010, compared to $49.8 million at the end of 2009. The decrease in borrowings is a result of management’s decision to reduce excess liquidity and high-cost sources of funding.

Advances from the Federal Home Loan Bank (“FHLB”) decreased $6.7 million to $36.6 million at September 30, 2010, from $43.3 million at December 31, 2009. At the end of the third quarter 2010, outstanding advances included nine fixed rate credit loans totaling $27.6 million with the latest maturity date of June 2013 and one variable daily rate credit advance of $9.0 million. At December 31, 2009, outstanding advances included 13 fixed rate credit loans totaling $38.3 million with the latest maturity date of June 2013, and one adjustable rate credit loan of $5.0 million.

At December 31, 2009, we had two other types of borrowed funds that have been repaid as of September 30, 2010 and that we do not expect to use as a source of funds in the future. At December 31, 2009, we had borrowed approximately $1.1 million from a respondent bank, which has since been repaid. Also, as discussed above, the in-house sweep product that was discontinued during the third quarter of 2010 had a balance of $5.4 million as of December 31, 2009.

CAPITAL RESOURCES

Bank holding companies and banks are required by the Board of Governors of the Federal Reserve (the “Federal Reserve”) and FDIC to maintain levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis.  Capital is primarily represented by shareholders’ equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured.  Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base.  The minimum levels of Tier 1 and Total capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to be maintained at a higher level based on its regulator’s assessment of its risk profile. As of September 30, 2010 and December 31, 2009, the Company is considered well capitalized.  The Bank also exceeded the FDIC required minimum capital levels to be considered well capitalized at those dates.  Management knows of no conditions or events that would change this classification.

The following table summarizes the Company’s capital ratios:

	September 30, 2010	December 31, 2009	Minimum Regulatory Requirements	To Be Well Capitalized
Risk-based capital ratios:
Tier 1 capital	10.16%	10.23%	4.00%	6.00%
Total capital	11.33	11.37	8.00	10.00

Tier 1 leverage ratio	9.59	9.27	4.00	5.00

Total shareholders’ equity increased 1.8% or $633,791 to $35.9 million at September 30, 2010, compared to December 31, 2009. The increase was due to the $1.2 million, net of deferred taxes, change in the fair market value of the available for sale securities and net income of $243,262 partially offset by dividends paid of $653,604.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve are also important.

Net interest income increased $455,545 and $480,358 (14.2% and 4.8%) to $3.7 million and $10.5 million for the three and nine month periods ended September 30, 2010 as compared to $3.2 million and $10.0 million for the same periods in 2009.

Total interest income decreased $348,966 and $1.3 million (6.5% and 8.2%) for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009. Interest and fee income on loans decreased $194,060 and $668,341 (4.2% and 4.8%) for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009. The decrease in the nine month period is a result of the yield on loans declining from 5.87% to 5.64% while average loans decreased $2.9 million to $311.5 million.  The decrease in the three month period is a result of the yield on loans declining from 5.81% to 5.50% while average loans increased $3.8 million to $293.0 million. The decrease in yields is a result of higher yielding commercial and residential mortgages paying down and being replaced by lower yield loans as we remain in a historically low interest rate cycle.

Interest income from investment securities, overnight investments, and interest bearing deposits was $562,353 and $1.8 million for the three and nine month periods ended September 30, 2010, compared to $717,259 and $2.5 million for the same periods in 2009.  The average investment portfolio decreased 20.9%, or $14.9 million, from September 30, 2009 to September 30, 2010, while the overall yield on investments decreased from 4.57% to 4.16% for the same period.  The decline in the investment portfolio resulted from management’s decision to use liquidity from maturing investments to reduce high cost certificates of deposit and borrowed funds. The decline in yields resulted from the higher yielding investments maturing or being prepaid by the issuer and not being re-deployed into investments. The yield on Federal Funds Sold and other interest bearing deposits increased to 0.20% for the first nine months of 2010 compared to 0.10% for the same period in 2009.  The improvement on yield on Federal Funds Sold is primarily related to the Company’s decision to invest overnight funds with the Federal Reserve instead of correspondent banks that pay a lower rate. The decrease in interest income from investment securities, overnight investments and interest bearing deposits for the three months ended September 30, 2010 is a result of the same trends as seen in the nine month period.

Interest expense decreased $804,511 and $1.8 million (38.0% and 29.1%) for the three month and nine month periods ended September 30, 2010 as compared to the same periods in 2009.  The primary reason for this decrease is that the cost of interest-bearing liabilities decreased to 1.87% for the first nine months of 2010 compared to 2.54% for the first nine months of 2009.  The decrease in the cost of interest-bearing liabilities was primarily related to management’s deliberate reduction in high-cost certificates of deposit and other borrowings during the fourth quarter of 2009 and the first half of 2010. Also contributing to the decrease in interest expense during the 2010 periods was a decrease in average interest-bearing liabilities to $315.2 million from $327.8 million as a result of reducing excess balance sheet liquidity. The reduction in interest expense for the three month period is a continuation of the trend for the nine month period.

The increases in net interest income during the three and nine month periods ended September 30, 2010 is due to increases in our net interest margin during these periods. As discussed above, net interest margin is the difference between interest income and interest expense expressed as a percentage of average earning assets. The net interest margin increased to 3.83% for the three months ended September 30, 2010 from 3.17% for the comparable period in 2009 and 3.63% for the nine months ended September 30, 2010 from 3.38% for the comparable period in 2009.   The improvement in the net interest margin resulted from management’s aggressive reduction of high cost certificates of deposit and borrowed funds and from reducing excess balance sheet liquidity.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Nine Months Ended September 30, 2010
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$15,393,996	$23,161	0.20%
Federal Home Loan Bank stock	3,813,446	9,375	0.33
Investment securities	56,595,221	1,759,763	4.16
Loans, net of unearned income:
Demand and time	59,123,001	2,2,085,873	4.72
Residential mortgage (a)	109,429,864	4,424,267	5.41
Commercial mortgage and construction	141,932,037	6,572,612	6.19
Installment	1,015,632	53,775	7.08
Total loans	311,500,534	13,135,915	5.64
Total interest-earning assets	387,303,197	14,928,214	5.15
Noninterest-earning assets:
Cash and due from banks	4,910,647
Premises and equipment	7,118,500
Other assets	16,474,178
Allowance for loan losses	(4,475,944)
Unrealized (losses) on available for sale securities	(3,687,627)
Total assets	$407,642,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$51,422,023	90,702	0.24%
Money market	45,648,086	261,798	0.77
Certificates of deposit	173,416,196	3,135,636	2.42
	270,486,305	3,488,136	1.72
Borrowed funds	44,703,406	915,715	2.74
Total interest-bearing liabilities	315,189,711	4,403,851	1.87
Noninterest-bearing liabilities:
Noninterest-bearing deposits	53,965,129
Other liabilities	2,371,617
Shareholders’ equity	36,116,494
Total liabilities and shareholders’ equity	$407,642,951

Net interest margin	$387,303,197	$10,524,363	3.63%

(a)	Includes loans held for sale

	Nine Months Ended September 30, 2009
	Average balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$7,998,947	$6,259	0.10%
Federal Home Loan Bank stock	3,752,599	(1,171)	(0.04)
Investment securities	71,517,713	2,449,279	4.58
Loans, net of unearned income:
Demand and time	64,733,391	2,347,272	4.85
Residential mortgage (a)	114,518,262	4,817,559	5.61
Commercial mortgage and construction	133,990,039	6,578,823	6.57
Installment	1,162,873	59,749	6.87
Lease financing	8,121	853	14.04
Total loans	314,412,686	13,804,256	5.87
Total interest-earning assets	397,681,945	16,258,623	5.46
Noninterest-earning assets:
Cash and due from banks	2,777,052
Premises and equipment	7,300,849
Other assets	14.483,496
Allowance for loan losses	(3,320,232)
Unrealized (losses) on available for sale securities	(5,644,787)
Total assets	$413,278,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$51,387,721	88,188	0.23
Money market	44,367,682	531,591	1.60
Certificates of deposit	168,295,104	4,518,695	3.59
	264,050,507	5,138,474	2.60
Borrowed funds	63,721,488	1,076,144	2.26
Total interest-bearing liabilities	327,771,995	6,214,618	2.54
Noninterest-bearing liabilities:
Noninterest-bearing deposits	46,712,733
Other liabilities	4,107,721
Shareholders’ equity	34,685,874
Total liabilities and shareholders’ equity	$413,278,323

Net interest margin	$397,681,945	$10,044,005	3.38%

 (a) Includes loans held for sale.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  We recorded a provision for loan losses of $940,099 and $1.6 million for the three month and nine month periods ended September 30, 2010 as compared to $1.6 million and $2.3 million for the same periods in 2009.  Nonaccrual, restructured, foreclosed real estate, and delinquent loans over 90 days still accruing interest to total loans and foreclosed real estate increased to 6.91% at September 30, 2010 from 5.02% at September 30, 2009 and 4.17% at December 31, 2009.  See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest Income

Non-interest income for the three months ended September 30, 2010 was $2.1 million compared to $1.7 million for the same period in 2009, an increase of approximately $419,000, or 24.3%.  This increase was due primarily to growth in the Company’s three fee based businesses -- mortgage lending, electronic banking, and investment brokerage services. Declines in deposit fee income and other fees partially offset these increases as well as smaller losses on the write-down of impaired securities. Non-interest income for the nine months ended September 30, 2010 was $4.8 million compared to $5.6 million for the same period in 2009, a decrease of approximately $817,000, or 14.6%.  This decrease was due primarily to security losses of $1.1 million in the first nine months of 2010 compared to losses of $234,840 for the same period of 2009, an increase of approximately $846,000.  Declines in mortgage fee income, deposit fee income and other fees were partially offset by gains in the Company’s electronic banking and investment brokerage business.

Brokerage commissions from services provided by CFS increased $30,000, or 21.6%, and $177,000, or 45.5%, for the three month and nine month periods ended September 30, 2010, compared to the same periods in 2009 as the stock market rebounded and investors began purchasing securities and annuities through CFS.

Electronic banking fee income increased by $98,000, or 19.7%, and $287,000, or 20.5%, for the three month and nine month periods ended September 30, 2010 compared to the corresponding periods in 2009.  Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 85% of total electronic banking revenue. Fees from ATMs represent approximately 3% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 12% of electronic banking revenue. The higher fee income is a result of an increased client base which generates a larger volume of transactions.

Mortgage-banking revenue decreased by $307,000 to $2.9 million for the nine months ended September 30, 2010 from $3.2 million for the same period in 2009, which is attributable to an 18.5% decrease in originations during the nine-month period in 2010 compared to the same period in 2009.  The decrease in originations is somewhat offset by an increase in the portion of  the fee income realized on the sale of mortgages that is retained by the Bank due to a change in the structure of loan officer compensation as discussed in the non-interest expense section below. Mortgage banking revenue for the three months ended September 30, 2010 increased by $288,000, or 27.5%, over the same period in 2009. Interest rates have remained consistently low over the past year and consumer demand for refinancing has improved since June of 2010, resulting in the increase in mortgage-banking revenue during the three-month period.

We incurred losses on securities of $194,000 and $1.1 million for the three month and nine month periods ended September 30, 2010, compared to losses of $244,000 and $235,000 for the same periods in 2009. These losses are primarily related to the declining market value on three of the six trust preferred securities held in the Company’s investment portfolio. These securities were written down through the income statement as the quarterly impairment analysis dictated. Impairments resulted from the deferral of dividends by several financial institutions or complete failure of the institution that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Non-interest Expense

Non-interest expenses increased by $282,728 and $31,815 (6.4% and 0.24%) for the three and nine month periods ended September 30, 2010, as compared to the same periods in 2009. The increases are primarily related to increases in salaries and employee benefits resulting from a change in the structure of our mortgage origination business. In 2009, the majority of mortgage fee income was earned as a fixed fee paid by CMSI to the Bank based upon a percentage of the principal amount of loans originated and sold into the secondary market. In addition, all salaries and benefits of the loan officers were effectively reimbursed to the Bank from CMSI and therefore were not included in non-interest expenses. Under the new structure, which went into effect on March 1, 2010, we earn all of the fees received from borrowers and secondary market investors in connection with CMSI’s origination and sale of loans into the secondary market, and we pay the loan officers’ commissions, benefits and other expenses directly. The commissions are deducted from the mortgage fee income and as a result reduce the mortgage-banking fee portion of non-interest income. Any benefits or additional incentives are now recorded as salaries or benefits and therefore increase non-interest expense. As a result, the $161,073 increase in salaries and the $134,348 increase in employee benefits for the three months ended September 30, 2010 as compared to the same period in 2009 are due to the benefits and approximately $193,000 in profitability incentives paid to mortgage loan officers. This same change explains the increase in employee benefits for the nine months ended September 30, 2010 compared to the same period in 2009. No profitability incentives were earned during the first half of 2010. All other non-interest expenses, except for professional services in the three-month period, are either flat or lower for both the three month and nine month periods ended September 30, 2010. This downward cost trend is a result of careful cost management including a freeze on salaries, minor headcount reductions through attrition, and more stringent focus on vendor terms and charges. Professional services increased during the three-month period by $38,223, or 20.4%, due to increased attorney fees relating to litigation and higher audit exam fees as our internal audit function was outsourced during 2010.

Income Taxes

For the three month period ended September 30, 2010, we recorded income tax expense of $30,133 compared to a $474,736 tax benefit for the same period in 2009. The effective tax rate, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses, was 16.4% for the 2010 period as compared to (44.4)% for the 2009.  For the nine month period ended September 30, 2010, the Company recorded a tax benefit of $52,641 compared to a tax benefit of $223,809 for the same period in 2009.  The effective tax rates for the nine month periods were (27.6)% and (168.5)% for 2010 and 2009, respectively. The effective tax rates can fluctuate widely as a result of the proportion of tax-exempt income to total taxable income.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base and equity capital.  Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $73.4 million or 18.4% of total assets at September 30, 2010.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $67.8 million at September 30, 2010.  Of this total, management places a high probability of required funding within one year of approximately $29.8 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

We also have external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which we can draw upon when required.  We have a line of credit totaling approximately $53.3 million with the FHLB based on qualifying loans pledged as collateral.  In addition, we can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. We had $15.0 million of securities pledged at the FHLB under which the Bank could have borrowed approximately $14.5 million. Also, the Bank has $4.6 million of securities pledged at FRB under which it could have borrowed approximately $4.5 million.  Outstanding borrowings at the FHLB were $36.6 million at September 30, 2010. Fixed rate borrowings from FHLB include $15.9 million maturing during 2011, $9 million maturing in 2012, and $2.7 million maturing during 2013. The interest rates on these borrowings range from 3.0% to 4.33%. An overnight adjustable rate credit of $9 million was also outstanding as of September 30, 2010. The interest rate on this borrowing was 0.45% as of September 30, 2010. The overnight borrowings can be paid down or extended based upon the liquidity needs of the Company. Additionally, we have an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require the Bank to transfer securities pledged at the FHLB or FRB to this institution before it could borrow against this line. There was no balance outstanding under these lines at September 30, 2010. These lines bear interest at the current federal funds rate of the correspondent bank.

MARKET RISK AND INTEREST RATE SENSITIVITY

The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The Asset/Liability Management Committee of the Bank’s Board of Directors (the “ALCO”) oversees our management of interest rate risk.  The objective of the management of interest rate risk is to optimize net interest income during periods of volatility as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with our liquidity, asset and earnings growth, and capital adequacy goals.

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2010, we are in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first nine months of 2010 or 2009.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of September 30, 2010.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial condition.

ITEM 1A.    RISK FACTORS

The following supplements the discussion under, and should be read in conjunction with, the risk factors disclosed in Item 1A “Risk Factors” in our 2009 Form 10-K.

The recently enacted Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry.  Among other things, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), includes provisions affecting corporate governance and executive compensation disclosure at all SEC reporting companies and that allow financial institutions to pay interest on business checking accounts, broadens the base for FDIC insurance assessments, and includes new restrictions on how mortgage brokers and loan originators may be compensated.  The Dodd-Frank Act will require the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions, and the full impact of the Dodd-Frank Act on our business will not be known for years until regulations implementing the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity, or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	Exhibits
	(10.22)	Amended and Restated Employment Agreement between Carrollton Bank and Gary M. Jewell
	(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

	(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

	(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	November 12, 2010	/s/Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	November 12, 2010	/s/Mark A. Semanie

Mark A. Semanie
Chief Financial Officer