Form 10-K
period 2010-12-31
CARROLLTON BANCORP
filed 2011-03-25
CIK 859222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23090

Carrollton Bancorp
(Exact name of registrant as specified in its charter)

Maryland	52-1660951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7151 Columbia Gateway Drive, Suite A
Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

(410) 312-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

Large accelerated filer ☐                                                                                                    Accelerated filer ☐

Non-accelerated filer ☐    (Do not check if a smaller reporting company)                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant upon the closing price of such common equity as of February 25, 2011, was $9,609,615. For the purpose of this calculation, directors and executive officers of the registrant are considered affiliates.

At February 25, 2011, the Registrant had 2,573,088 shares of $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 10, 2011, are incorporated by reference in Part III of this Form 10-K.

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

Part I. Item 3. Legal Proceedings:

Statement regarding the impact on the Company of routine legal proceedings

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Statements regarding our current strategy

Statement regarding the impact of our efforts to reduce non-performing assets and improve operating efficiencies on our operating results

Statements regarding our 2011 expectations, including continued benefit from lower deposit pricing, minimal growth in loans and deposits, slow growth in core deposits, and reducing commercial real estate exposure

Our intentions regarding construction and land development loans

Statement regarding 2011 certificate of deposit pricing strategy

Statement regarding the expected impact of lower-cost funding

Statement regarding expected increases in costs

Statements regarding the allowance for loan losses, in particular the adequacy thereof

Statement regarding expected capital expenditures in 2011

Statement regarding challenges facing management in terms of interest rates, growth in net interest income and overall management of the net interest margin

Statements regarding the Company’s ability to limit exposure to interest rate risk

Part IV. Item 8. Note 3. Investments:

Statement regarding anticipated changes in the fair value of securities in relation to market rates

 Part IV. Item 8. Note 22. New Authoritative Accounting Guidance:

Statement regarding anticipated impact of new accounting pronouncements on the Company’s statements of income or balance sheet

These statements are based on our beliefs, assumptions and on information available as of the date of filing, are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of, among other things, interest rate fluctuations, a further deterioration of economic conditions in the Baltimore metropolitan area or a slower than anticipated recovery, a continued downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in regulatory requirements and/or restrictive banking legislation that may adversely affect us or our industry in general, including pursuant to the Dodd-Frank Act of 2010, our allowance for loan losses being inadequate, a loss of key personnel, changes in accounting standards, changes in competitive, governmental, regulatory, technological and other factors which may affect Carrollton Bancorp specifically or the banking industry generally, and other risks described in this report and in our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances, or otherwise. Past results of operations may not be indicative of future results.

Carrollton Bancorp Form 10-K - Page 4

Part I

Item 1. Business

General – Carrollton Bancorp, a Maryland corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was organized on January 11, 1990, and is headquartered in Columbia, Maryland. Carrollton Bank is a commercial bank and our principal subsidiary. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business and, as of December 31, 2010, had a total of ten full-service branch locations in Maryland with two branch locations in Baltimore City, three branch locations in Anne Arundel County, four branches in Baltimore County, and one branch in Harford County. The Bank also has a limited-service branch in Howard County that currently serves customers by appointment only.

The Bank is an independent, community bank that seeks to provide personal attention and professional financial services to its customers while offering virtually all of the banking services of larger competitors. Our customers are primarily individuals and small and medium-sized businesses. The Bank’s business philosophy includes offering informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures, and consistently applied credit policies.

The Bank’s wholly-owned subsidiaries are Carrollton Mortgage Services, Inc. (‘‘CMSI’’), which primarily originates and sells residential mortgage loans, Carrollton Financial Services, Inc. (‘‘CFS’’), which provides investment advisory and brokerage services, and Mulberry Street LLC (‘‘MSLLC’’) which disposes of other real estate owned. Carrollton Community Development Corporation (‘‘CCDC’’) is a 96.4% owned subsidiary of the Bank that promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Baltimore metropolitan area.

The executive offices of the Company and the principal office of the Bank are located at 7151 Columbia Gateway Drive, Suite A, Columbia, Maryland 21046, telephone number (410) 312-5400. The Company files with the Securities and Exchange Commission (“SEC”) quarterly and annual reports on forms 10-Q and 10-K, respectively, proxy materials on Schedule 14A and current reports on Form 8-K. The Company makes available, free of charge, all of these reports, as well as any amendments, through the Company’s Internet web site as soon as is reasonably practicable after they are filed electronically with the SEC. The address of that site is http://www.carrolltonbank.com. The contents of the Company’s website are not part of this Annual Report. To access the SEC reports, click on “About Us” — “Investor Relations” — “SEC Filings.” The SEC also maintains an Internet web site that contains reports, proxy materials and information statements at http://www.sec.gov. In addition, the Company will provide paper copies of filings free of charge upon written request.

Recent Business Developments – In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of the Treasury (“Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

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

Carrollton Bancorp Form 10-K - Page 5

The Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date, with prior regulatory approval.

The warrant is exercisable at $6.72 per share at any time on or before February 13, 2019. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company registered the warrant, and the shares of common stock underlying the warrant (the “warrant shares”) on February 13, 2009. Neither the Series A Preferred Stock nor the warrant are subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one half of the warrant shares prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $9,201,000 from one or more qualified equity offerings and (b) December 31, 2009.

The Purchase Agreement (as defined below) also subjects the Company to certain of the executive compensation limitations included in the EESA. As a condition to the closing of the transaction, Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman, and Lola B. Stokes (the Company's Senior Executive Officers, as defined in the Purchase Agreement) each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer's compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so called “golden parachute” agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messrs. Altieri, Uveges, Jewell and Mrs. Stokes employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

Description of Services – The Bank provides a broad range of consumer and commercial banking products and services to individuals, businesses, and professionals. The services and products have been designed in such a manner as to appeal to small to medium sized businesses, the principals and employees of those businesses and other consumers.

The following is a partial listing of the types of services and products that the Bank offers:

•	Commercial loans for businesses, including those for working capital purposes, equipment purchases, accounts receivable, and inventory financing

•	Commercial and residential real estate loans for acquisition, refinancing, and construction

•	Consumer loans including automobile loans, home equity loans, and lines of credit

•	Loans guaranteed by the United States Small Business Administration

•	Money market deposits, demand deposits, NOW accounts, savings accounts, and certificates of deposit

•	Internet banking, including electronic bill payment

•	Letters of credit and remittance services

•	Credit and debit card services

•	Merchant credit card deposit servicing

•	Remote deposit for commercial customers

•	Wire transfer and automatic clearing house (“ACH”) services

•	Brokerage services for stocks, bonds, mutual funds and annuities

•	A 24-hour ATM network that includes 15,000 MoneyPass® locations

•	After-hours depository services

•	Safe deposit boxes

•	Other services, such as direct deposit, wire transfers, and IRAs

Carrollton Bancorp Form 10-K - Page 6

Our customer service hours are competitive with other institutions in our market area. The Bank also acts as a reseller of services purchased from third party vendors for customers requiring services we do not offer.

Lending Activities – The Bank makes various types of loans to borrowers based on, among other things, an evaluation of the borrowers’ net asset value, cash flow, security, and ability to repay. Loans to consumers include home mortgage loans, home equity lines of credit, home improvement loans, overdraft lines of credit, and installment loans for automobiles, boats and recreational vehicles. We also make loans secured by deposit accounts and common stocks. Our commercial loan product line includes commercial mortgage loans, time and demand loans, lines and letters of credit, and acquisition, development and construction financing. Please see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 for a report of the classification by type of loan for the whole portfolio.

Residential Mortgage Loans for Owner Occupied Properties.  First and second residential mortgage loans, made principally through the Bank’s subsidiary, CMSI, enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value ratio greater than 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. We generally do not lend in excess of 80% of the appraised value of such properties unless we obtain the proper private mortgage insurance coverage or are making a loan guaranteed by the Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), or U.S. Department of Agriculture (“USDA”). The majority of our mortgage lending is to borrowers wishing to finance owner-occupied, single-family dwellings. Although we offer mortgage loans for investment properties, the guidelines of investors who purchase these loans have become more stringent over the last three years which limits our opportunity to finance investment properties. Due to historically low interest rates, most borrowers have recently been financing their mortgages at a 30-year fixed rate. Occasionally, we provide funding to borrowers with an adjustable rate after the fifth anniversary of the loan funding date.

Unlike the other types of loans we originate, we generally originate residential mortgage loans with the intent to sell them in the secondary market.  Such loans are sold, in most cases, with servicing released, to any of eight financial institutions for which we have been “approved” as a seller of mortgage loans. These loans are typically held for a period of three to four weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. During this holding period, the Company earns interest on these loans at a rate indexed to the prime rate. The primary risk to the Company from these loans is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by underwriting the loans in accordance with the secondary market investors’ guidelines. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. Until sold, we retain the credit risk with respect to these loans.

Residential loans represent smaller dollar loans to more customers, and therefore, have lower credit risk than other types of loans.  The majority of our fixed-rate residential mortgage loans, which represent increased interest rate risk, are sold in the secondary market. The remainder of the variable-rate mortgage loans, which are generally construction loans and a small number of fixed-rate mortgage loans, are retained in our loan portfolio.

Owner occupied residential mortgage loans, excluding loans held for sale, constituted 12.9% of our loan portfolio at December 31, 2010.

Residential Mortgage Loans for Non-Owner Occupied Properties.  Residential mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of residential real estate as an investment or rental property. These loans are secured by a first mortgage lien on the property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. We typically look for cash flow from the business to at least equal to 115% coverage of the business debt service, and for income-producing property to be self supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Repayment of the loan is primarily dependent on the rental income received from the tenants. These loans constituted 4.9% of our loan portfolio at December 31, 2010.

Home Equity Loans and Lines of Credit.  Home equity loans and lines of credit are typically second mortgage loans (sometimes first mortgages) secured by the borrower’s primary residence. Home equity loans are originated with fixed or variable rates of interest and with terms of up to 20 years and are fully amortizing.  Home equity lines of credit are structured as a revolving borrowing line with a maximum loan amount. Customers write checks to access the line. Generally, the Bank has a second lien on the property behind the first mortgage lien holder. We offer a number of different equity loan products. Borrowers can choose between fixed rate loans or loans tied to the prime rate with margins ranging from 0% to 2.0%. We will finance up to 80% of the value of the home in combination with the first mortgage loan balance, depending on the rate and program. Home equity loans and lines of credit are underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans, including a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan.

Carrollton Bancorp Form 10-K - Page 7

Home equity loans and lines of credit generally carry a higher level of risk than first mortgage residential loans because of the second lien position on the property.  In particular, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  In particular, because home equity loans are secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans.  Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

Home equity loans and lines of credit constituted 13.5% of our loan portfolio at December 31, 2010.

Mortgage Loans for Commercial Owner Occupied Properties.  Commercial mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of real property for use by the owner’s business. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. We typically look for cash flow from the business to at least equal to 115% coverage of the business debt service, and for income-producing property to be self supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. In addition, repayment of the loan is primarily dependent on the success of the business itself. Further, economic cycles can affect the success of a business and, as a result, the borrower’s ability to repay the loan.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.  These loans constituted 20.3% of our loan portfolio at December 31, 2010.

Mortgage Loans for Commercial Non-Owner Occupied Properties.  Commercial mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of real property or earning assets, such as rental property. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. We typically look for cash flow from the business to at least equal to 115% coverage of the business debt service, and for income-producing property to be self supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. In addition, repayment of the loan is primarily dependent on the success of the business itself, or the tenants in the case of income-producing property. Further, economic cycles can affect the success of a business and, as a result, the borrower’s ability to repay the loan.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.  These loans constituted 29.9% of our loan portfolio at December 31, 2010.

Construction and Land Development Loans.  Construction and land development loans are loans to individuals and businesses to finance the acquisition and development of parcels of land and to construct residential housing, including single family residential properties and multi-family properties, or commercial property such as the development of residential neighborhoods and commercial office parks. We typically will finance 70% to 80% of the discounted future value of these projects, or 80% of the value of the completed project or 90% of cost, whichever is less, on a single-family, detached home. The loan is collateralized by the project or real estate itself, and other assets or guarantees of the principals in most cases. Repayment is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential or commercial construction loan for a single borrower. These types of loans carry a higher degree of risk than long-term financing on improved, owner-occupied real estate and commercial mortgage loans. Risk of loss on such loans depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction or development cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property.  Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment.  In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed.  Construction loans also expose us to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties.  In addition, the ultimate sale or rental of the property may not occur as anticipated.  Also, interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment, and many of these borrowers may have more than one loan outstanding.

Carrollton Bancorp Form 10-K - Page 8

We attempt to reduce risk on these loans by limiting lending for speculative building of both residential and commercial properties based upon the borrower's history with us, financial strength, and the loan-to-value ratio of such speculative property.  We generally require new and renewed variable-rate commercial loans to have interest rate floors.

We have dramatically reduced our origination of these types of loans over the past two years and intend to continue to make these loans on only a limited basis going forward.  As of December 31, 2010, these types of loans represent 5.0% of our loan portfolio.

Commercial and Industrial Loans.  Commercial and industrial loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than five years. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. Further, repayment of these loans is often dependent on the success of the business itself or, for secured loans, the value of the assets securing the loans not falling in value. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. Demand and time loans constituted 13.2% of our loan portfolio at December 31, 2010.

Other Loans.  The remainder of the consumer loan portfolio is comprised of installment loans for automobiles, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. We will finance up to 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association publication for used cars. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and we perform a credit review on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower’s current ability to repay.  These loans constituted 0.3% of our loan portfolio at December 31, 2010.

The Bank is the principal originator of the loans it makes, at this time. In prior periods, residential mortgage loans and home equity loans and lines of credit were predominantly purchased from a network of brokers or other types of originators with whom the Bank did business. The Bank has sold some loans in the secondary market for which it retained the servicing rights and derives a small amount of noninterest income from serviced loans. These income amounts are not significant to the amounts of noninterest income derived from other sources.  These loans represented less than 1% of our loan portfolio at December 31, 2010.

Lending Limit.  As of December 31, 2010, our legal lending limit for loans to one borrower was approximately $6.0 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions on credit-worthy loan requests that exceed our lending limit. This strategy allows us to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.

Loan Approval Procedures and Authority.  The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the board of directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The Company utilizes external consultants to conduct independent loan reviews. These consultants review and validate the credit risk program on a periodic basis. Results of these reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company's policies and procedures.

Subsidiaries - During 2003, the Bank opened a mortgage subsidiary, CMSI. CMSI is in the business of originating residential mortgage loans to be sold and has one branch location. CMSI also leases space in various locations to meet with customers.  These “desk rentals” are contracted for no more than one year. The mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio.  Mortgage-banking products include FHA and VA loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.  Loans originated by CMSI are generally sold into the market but may be considered for retention by the Bank as part of our balance sheet strategy.

Carrollton Bancorp Form 10-K - Page 9

CFS provides brokerage services and a variety of financial planning and investment options to customers through INVEST Financial Corp. pursuant to a service agreement with INVEST.  The investment options CFS offers through this arrangement include mutual funds, U.S. government bonds, tax-free municipals, individual retirement account rollovers, long-term care, and health care insurance services.  INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and the SEC, a member of Securities Investor Protection Corporation (“SIPC”), and licensed with state insurance agencies in all 50 states.  CFS refers clients to an INVEST representative for investment counseling prior to the purchase of securities.

CCDC, which was established in 1995, promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Metropolitan Baltimore area.  We coordinate our efforts to identify opportunities with a local non-profit ministry whose mission and vision is to eliminate poverty housing in the region by building decent houses for affordable homeownership throughout Anne Arundel County and the Baltimore metropolitan region. CCDC generates revenue through the origination of loans for the purchase of these homes.

MSLLC, established in 2004, manages and disposes of real estate acquired through foreclosure, generally purchased at public auction, when the Bank forecloses on a property in our portfolio.

Investment Activities – We maintain a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to approximately 8.4% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2011 to 2037, as well as equity securities.

Deposit Services – The Bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Deposit accounts available include noninterest-bearing demand checking, interest-bearing checking (NOW accounts), and savings, money market, certificates of deposit and individual retirement accounts. Deposit accounts carry varying fee structures depending on the level of services desired by the customer. Interest rates vary depending on the type of account and the balance in the account maintained by the customer, and are set by us based primarily on our current operating strategy and market interest rates. The Bank’s customer base for deposits is primarily retail in nature. The Bank also offers certificates of deposit over $100,000 to its retail and commercial customers. The Bank has used deposit brokers and Internet listing services in the past and may do so in the future to meet liquidity needs.

We offer Certificate of Deposit Registry Service (“CDARS”) deposits to our customers. This program allows customers to deposit more than would normally be covered by Federal Deposit Insurance Corporations (“FDIC”) insurance. CDARS is a nationwide program that allows participating banks to “swap” customer deposits so that no customer has greater than the insurable maximum in one bank, while allowing the customer the convenience of maintaining a relationship with only one bank.

In addition to traditional deposit services, we offer telephone banking services, Internet banking services and Internet bill paying services to our customers. We also offer remote deposit capture to our commercial customers.

Brokerage Activities – CFS provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2010, commission income totaled $755,541 and net income from brokerage activities was $191,718.

Market – The Bank considers its core markets to be the communities within the Baltimore Metropolitan Statistical Area (“Baltimore MSA”), particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel and Harford. Lending activities are broader and include areas outside of the Baltimore MSA. CMSI operates in Delaware, Pennsylvania, Virginia and West Virginia in addition to its core Maryland operations.  All of our revenue is generated within the United States.

Competition – The Bank faces strong competition in all areas of its operations. This competition comes from entities operating in Baltimore City, Baltimore County, Anne Arundel County, Harford County, and Carroll County, and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions. The Bank also competes for deposits with money market funds, mutual funds and corporate and government securities. The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors, including, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable. Many of the Bank’s competitors have greater assets, lending limits, and operating capacity than we do, and may offer extensive and established branch networks and other services that we do not offer.

Carrollton Bancorp Form 10-K - Page 10

The Bank attempts to differentiate itself from the competition through personalized service, flexibility in meeting the needs of customers, prompt decision making and the availability of senior management to meet with customers and prospective customers.

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

Asset Management – The Bank makes available several types of loan services to its customers as described above, depending on customer needs. Recent emphasis has been made on originating short-term (one year or less), variable rate commercial loans and variable rate home equity lines of credit, with the balance of its funds invested in consumer/installment loans and real estate loans, both commercial and residential. In addition, a portion of the Bank’s assets is invested in high-grade securities and other investments in order to provide income, liquidity and safety. Such investments include U.S. government agency securities, corporate bonds, mortgage-backed securities and collateralized mortgage obligations, as well as advances of federal funds to other member banks of the Federal Reserve System. Subject to the effects of taxes, the Bank also invests in tax-exempt state and municipal securities with a minimum rating of “A” by a recognized ratings agency. The Bank’s primary source of funds is customer deposits. The risk of non-repayment (or deferred payment) of loans is inherent in the business of commercial banking, regardless of the type of loan or borrower. The Bank’s efforts to expand its loan portfolio to small and medium-sized businesses may result in the Bank undertaking certain lending risks which are somewhat different from those involved in loans made to larger businesses. The Bank’s management evaluates all loan applications and seeks to minimize the exposure to credit risks through the use of thorough loan application, approval and monitoring procedures. However, there can be no assurance that such procedures significantly reduce all risks.

Employees – As of December 31, 2010, the Bank and its subsidiaries had 134 full-time and nine part-time employees, 34 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees perform a variety of administrative functions. Management believes that it has a favorable relationship with its employees. Carrollton Bancorp does not have any employees.

Critical accounting policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets. One of the most critical accounting policies applied is related to the valuation of the loan portfolio.

A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral and the timing of loan charge-offs.

The allowance for loan losses is one of the most difficult and subjective judgments. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio. Current trends in delinquencies and charge-offs, historical data on charged-off loans, the views of bank regulators, changes in the size and composition of the loan portfolio, and peer comparisons are also factors. The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry, and economic conditions specific to the Bank’s service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

Carrollton Bancorp Form 10-K - Page 11

As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”). The BHCA is administered by the Board of Governors of the Federal Reserve System (the “Board of Governors”), and the Company is required to file with the Board of Governors such reports and information as may be required pursuant to the BHCA. The Board of Governors also may examine the Company and any of its nonbank subsidiaries. The BCHA requires every bank holding company to obtain the prior approval of the Board of Governors before: (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than five percent of the voting shares of such bank; or (iii) it merges or consolidates with any other bank holding company.  A bank holding company is also generally prohibited from engaging in, or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities. A major exception to this prohibition is for activities the Board of Governors finds, by order or regulation, to be so closely related to banking or managing or controlling banks. Some of the activities that the Board of Governors has determined by regulation to be properly incident to the business of a bank holding company are: making or servicing loans and certain types of leases; engaging in certain investment advisory and discount brokerage activities; performing certain data processing services; acting in certain circumstances as a fiduciary or as an investment or financial advisor; ownership of certain types of savings associations; engaging in certain insurance activities; and making investments in certain corporations or projects designed primarily to promote community welfare.

In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so.  The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy.  The Federal Reserve Board may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The status of Carrollton Bancorp as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to Maryland corporations generally, including, without limitation, certain provisions of the federal securities laws.

Federal and State Bank Regulation.  The Bank is a Maryland state-chartered commercial bank regulated and examined by the Office of the Maryland Commissioner of Financial Regulation (the “Commissioner') and the FDIC. The Commissioner and the FDIC have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulations or written agreements with the regulator, or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, which specifies the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Bank believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions described under the caption below titled “Capital Requirements.”

Carrollton Bancorp Form 10-K - Page 12

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio to total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant.  At this time the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter.

The federal banking agencies assess a bank's interest rate risk (“IRR”) in their evaluations of a bank's capital adequacy. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR.  On January 6, 2010, the federal financial regulatory agencies issued a joint advisory on interest rate risk management for the financial industry, and to the extent applicable, the Bank adheres to the guidelines therein.

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

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).  The FDICIA substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums, described further under the caption “Deposit Insurance.”

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

Carrollton Bancorp Form 10-K - Page 13

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

The Dodd-Frank Act.  On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

        The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•
Mortgage loan origination and risk retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower's ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•
Consumer Financial Protection Bureau (CFPB).  The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets under $10 billion, like Carrollton Bank, the CFPB has exclusive rule making, but the FDIC, as the Bank's primary federal regulator, would continue to have enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•
Deposit insurance.  The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund will be calculated. Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the Deposit Insurance Fund, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by Carrollton Bank.

•
Enhanced lending limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower. Federal banking law currently limits a banking institution's ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Carrollton Bancorp Form 10-K - Page 14

•
Corporate governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

   Deposit Insurance.  The Bank is a member of the Deposit Insurance Fund maintained by the FDIC, so substantially all of the deposits at the Bank are insured by the FDIC up to the applicable limits.  On October 3, 2008, the FDIC announced a temporary increase in the standard maximum deposit insurance amount from $100,000 to $250,000 per depositor for a limited period of time, which was subsequently extended to December 31, 2013.  As mentioned above, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, effective as of July 22, 2010. In August 2010, the FDIC adopted final rules conforming its regulations to the provisions of the Dodd-Frank Act relating to the new permanent standard maximum deposit insurance amount.  In accordance with the Dodd-Frank Act, the FDIC adopted rules in November and December of 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transactions accounts. Such coverage begins on December 31, 2010 and terminates on December 31, 2012. Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Our management is not aware of any existing circumstances which would result in termination of our deposit insurance.

Deposit Insurance Assessments.  As a member of the DIF, the Bank pays its deposit insurance assessments to the DIF.  To maintain the DIF, the Bank and other member institutions are assessed deposit insurance premiums based on their current condition and the nature of their activities, and the revenue needs of the DIF, as determined by the FDIC.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

 As a result of the failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%. As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of five years, which was subsequently extended to eight years.  Effective April 1, 2009, the FDIC adopted a final rule modifying the risk-based assessment system, which set initial base assessment rates that range from a minimum initial assessment rate of 12 basis points per $100 of deposits to a maximum of 45 basis points per $100 of deposits. Risk-based adjustments to the initial assessment rate may lower or raise a depository institution’s rate to 7 basis points per $100 of deposits for well-managed, well-capitalized banks with the highest credit ratings to 77.5 basis points for institutions posing the most risk to the DIF.

Carrollton Bancorp Form 10-K - Page 15

In addition to the increase in deposit insurance premiums, on May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s insurance assets minus Tier 1 capital (core capital) as of June 30, 2009, not to exceed 10 basis points of the institution’s domestic deposits.  This special assessment was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay slightly over three years of estimated insurance assessments.  The pre-payment allowed the FDIC to strengthen the cash position of the DIF immediately without impacting earnings of the industry.  The Bank paid $2.7 million in premiums during 2009, including a special assessment of $187,000 applicable to 2009 and a $2.1 million prepayment of premiums for the three-year period ending December 31, 2012 that will be recognized as expense over the three-year period.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In accordance with the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution.

The new rate schedule and other revisions to the assessment rules become effective April 1, 2011 and will be used to calculate our June 30, 2011 invoices for assessments due September 30, 2011. As revised by the final rule, the initial base assessment rates for depository institutions with total assets of less than $10 billion, such as the Bank, will range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  Institutions with more than $10 billion in assets will have a scorecard with two components – a performance score and loss severity score, which is expected to result in those institutions paying more than institutions with less than $10 billion in assets, like Carrollton Bank, under the new assessment rate schedule.

In addition to DIF assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. As of January 1, 2010, the annualized rate established by the FDIC for the FICO assessment was 1.06 basis points per $100 of insured deposits.  Our expense for these payments totaled $34,513 in 2010 and $31,641 in 2009.

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S. banking system. The TLGP was announced as an initiative to counter the system-wide crisis in the nation’s financial sector. The TLGP included a Debt Guarantee Program and a Transaction Account Guarantee Program.   We elected to participate in the TLPG program.  Under the Transaction Account Guarantee Program of the TLGP, or the TAGP, the FDIC fully insured non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2010. For institutions participating in the TAGP, a ten basis point annualized fee was added to the institution’s quarterly insurance assessment in 2009 for balances in non-interest bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000.

In place of the TAGP which was scheduled to expire on December 31, 2010, and in accordance with certain provisions of the Dodd-Frank Act, the FDIC adopted further rules in November and December 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts. Such coverage begins on December 31, 2010 and terminates on December 31, 2012.  Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC. Unlike the TAGP, the new rules do not cover NOW accounts and the FDIC will not charge a separate assessment for the insurance of non-interest bearing transaction accounts. Instead, the FDIC will take into account the cost of this additional insurance coverage in determining the amount of the assessment it charges under its new risk-based assessment system.

Carrollton Bancorp Form 10-K - Page 16

Limits on Dividends and Other Payments.  Carrollton Bancorp is a legal entity separate and distinct from Carrollton Bank.  Virtually all of Carrollton Bancorp's revenue available for the payment of dividends on its common stock results from dividends paid to Carrollton Bancorp by Carrollton Bank.   Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The Federal Reserve Board has issued a policy statement, which provides that, as a general matter, insured banks may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of the net earnings. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution, which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

   The PATRIOT Act.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) requires financial institutions to develop a customer identification plan that includes procedures to:

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

Consumer Protection Laws.  The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law currently contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Emergency Economic Stabilization Act of 2008.  In response to unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  EESA authorized the Secretary of Treasury to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program.  Pursuant to authority granted under EESA, the Secretary of Treasury created the TARP Capital Purchase Program (“TARP CPP” or “CPP”) under which the Treasury could invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.  Qualifying financial institutions issued senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  The CPP was amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”) to allow the senior preferred stock to be redeemed within three years without a qualifying equity offering, subject to the approval of the issuer's primary federal regulator.  After the three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution.  Until the third anniversary of the issuance of the senior preferred, Treasury's consent is required for an increase in the dividends on our common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties.  Also, no dividends may be paid while dividends on the senior preferred are in arrears.  The senior preferred does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms, or any merger, exchange, or similar transaction that would adversely affects its rights.  The senior preferred also has the right to elect two directors if dividends have not been paid for six periods. There are no restrictions on transferability under the terms of the senior preferred.  The issuing institution must grant the Treasury piggyback registration rights.  Prior to issuance, the financial institution and its senior executive officers (which include the company's chief executive officer, chief financial officer, and the next three highest-paid executive officers whose total compensation exceeds $100,000) were required to modify or terminate all benefit plans and arrangements that did not comply with EESA.  Senior executives were also required to wave any claims against the Treasury.  No dividends may be paid on common stock unless all required dividends have been paid on the senior preferred stock.

Carrollton Bancorp Form 10-K - Page 17

EESA also provided for certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes.  Additional standards with respect to executive compensation and corporate governance for institutions that have participated in the TARP were enacted as part of the ARRA, described below.

American Recovery and Reinvestment Act of 2009.  ARRA, which was enacted on February 17, 2009, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposed certain new executive compensation and corporate governance obligations on all TARP recipients for such period as any obligation arising from financial assistance remains outstanding.  TARP recipients are now permitted to redeem the preferred stock without regard to the three-year holding period and without the need to raise new capital through a qualified equity offering, subject to approval of its primary federal regulator.  The executive compensation restrictions under ARRA (described below) are more stringent than those initially enacted by EESA.

The ARRA amended Section 111 of the EESA to require the Secretary of Treasury to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients.  These standards, as adopted by the Secretary of Treasury include, in part: (i) prohibitions on making any termination (“golden parachute”) payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (ii) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees (in our case, only our highest paid executive officer, which is our President and Chief Executive Officer, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee's annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009; and (iii) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.

The ARRA and standards adopted by the Secretary of Treasury thereunder also sets forth additional corporate governance obligations for TARP recipients.  These include: (i) semi-annual meetings of the compensation committee of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans; (ii) annual compensation committee certifications annual provided to Treasury and the institution's primary regulator that certify these assessments have taken place and provide certain narrative disclosure to the effect that the institution's compensation plans do not encourage unnecessary risks; (iii) adoption of a company-wide policies regarding excessive or luxury expenditures and; (iv) the issuer's chief executive officer and chief financial officer are required to provide written certifications to Treasury and their primary regulator with respect to compliance.

Governmental Monetary Policies and Economic Controls.  The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company's earnings will be impacted by movement in interest rates, as discussed in Part II Item 7a., “Quantitative and Qualitative Disclosure About Market Risk.”

Carrollton Bancorp Form 10-K - Page 18

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

Difficult economic and market conditions have adversely affected, and may continue to adversely affect, us and our industry.

Although there were some indications of improvement during 2010, the economic downturn that began with the recession that started in December 2007 continued during 2010. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are facing extremely difficult operating conditions due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly over the past several years and remains high.

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

Market conditions have also led to the failure or merger of a number of financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. Starting in 2008 and continuing through 2009 and 2010, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations, but asset values have continued to decline and access to credit continues to be very limited.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the State of Maryland and, in particular, the Baltimore metropolitan region. A favorable business environment is generally characterized by, among other factors, economic growth, declining unemployment, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; rising unemployment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, or a combination of these or other factors.

Overall, during 2009 and 2010, the business environment was adverse for many households and businesses in the United States and worldwide, which negatively impacted our ability to make loans, our borrowers’ ability to remain current in accordance with the terms of their loans, and our overall results of operations and financial condition. The business environment in Maryland and the markets in which we operate has been less adverse than in the United States generally but continues to be less than stable. While the recession has officially ended and there have been some indications of improvement in the economy, it remains unclear when conditions will improve to the extent that will impact our borrowers’ ability to repay their loans and demand for loans overall.  We expect that the business environment in the State of Maryland, the United States and worldwide will continue to be challenging for the foreseeable future. Similarly, while there have been some limited pockets of price stability or even appreciation in our market area, overall real estate values are continuing to decline.  Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment, would have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  There can be no assurance that these conditions will improve in the near term. Such conditions could continue to adversely affect the credit quality of our loans, results of operations, and financial condition, and worsening conditions would have an even more dramatic impact.

Carrollton Bancorp Form 10-K - Page 19

Because we serve a limited market area in Maryland, unfavorable economic conditions in our market area could more adversely affect us than it affects our larger competitors who are more geographically diverse.

Our success depends primarily on the general economic conditions of the State of Maryland and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers in the Baltimore metropolitan area. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. Although economic conditions in the State of Maryland have experienced less decline than in the United States generally, these conditions have declined during the past few years and are not expected to improve significantly in the near future. A continued decline in general economic conditions, whether caused by another recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact local economic conditions and, in turn, have a material adverse effect on our business, financial condition, and results of operations, and may more severely affect our business and financial condition than it affects our larger bank competitors.  Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans.  Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

We intend to raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We are required by our regulators to maintain adequate levels of capital to support our operations.  The Company and its wholly owned subsidiary, Carrollton Bank, exceeded the minimum regulatory capital levels as of December 31, 2010. Based on the levels of capital, the Company and the Bank were classified as “well capitalized.” However, we expect that we will be required to raise additional capital in the future to redeem the preferred stock issued to Treasury under the TARP Capital Purchase Plan and to support balance sheet growth.  We may also choose to raise additional capital for strategic, regulatory or other reasons, particularly if adverse market conditions continue.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects.  Further, if we raise capital by issuing stock, the holdings of our existing stockholders will be diluted.

Our allowance for loan losses may not be adequate to cover our actual loan losses, which could adversely affect our earnings.

If our customers default on the repayment of their loans, our profitability could be adversely affected. A borrower’s default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loans. If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to write off the loans in whole or in part. Although we may acquire any real estate or other assets that secure the defaulted loans through foreclosure or other similar remedies, the amount owed under the defaulted loans may exceed the value of the assets acquired.

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Our management periodically makes a determination of our allowance for loan losses based on available information, including the quality of our loan portfolio, economic conditions, concentrations of credit risk, the value of the underlying collateral, and the level of our non-accruing loans. If our assumptions in making this determination prove to be incorrect, our allowance may not be sufficient to cover losses inherent in our loan portfolio and future additions to the allowance may be necessary which will result in an expense for the period. If, as a result of general economic conditions or an increase in nonperforming loans, management determines that an increase in our allowance for loan losses is necessary, we may incur additional expenses.

Carrollton Bancorp Form 10-K - Page 20

While we believe that the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we would be unable to predict loan losses with certainty even under normal economic conditions.  The unprecedented volatility experienced in the financial and capital markets during the last few years makes what is already a complex and difficult determination even more so, as the types of processes and information we have traditionally relied upon may no longer be accurate.  As a result, we cannot be sure that charge-offs will not exceed the allowance for loan losses in future periods.

In addition, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses and the value we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value for these items based on their judgment. Any increase in our allowance for loan losses could negatively impact our results of operations or financial condition.

Events affecting properties acquired through foreclosure could affect earnings.

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

Our lending strategy involves risks resulting from the choice of loan portfolio.

Our loan strategy emphasizes commercial business loans and commercial real estate loans.  At December 31, 2010, such loans accounted for approximately 68.5% of our loan portfolio.  Commercial business and commercial real estate loans are considered to have a higher degree of credit risk than residential mortgage loans because the repayment of such loans typically depends on the income stream, and thus successful operation of, the borrower’s business and, in the case of commercial real estate loans, the real estate securing the loan as collateral, which can be significantly affected by economic conditions.  In addition, such loans typically involve larger loan balances to a single borrower or related borrowers than residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan.

Commercial real estate loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. In addition, the property securing these loans is often subject to greater volatility than the property securing residential mortgage loans.

In addition, with respect to commercial business loans, the collateral securing these loans, often assets of the business, may depreciate over time, be difficult to appraise and liquidate, or fluctuate in value based on the success of the business.  Because commercial real estate, commercial business and construction loans are vulnerable to downturns in the business cycle, further economic weakness could cause more of those loans to become nonperforming.  The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

 In addition, we have a high concentration of construction and real estate loans, both commercial and residential.  Such loans constitute 86.5% of our loan portfolio at December 31, 2010.  We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Baltimore.  While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, further weakness in the real estate market could adversely affect our customers, which in turn could adversely impact us.

While we are currently decreasing the number of land development and construction loans we originate based on current market conditions, such loans accounted for approximately 5.0% of our loan portfolio as of December 31, 2010.  Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the completed project.  These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.  Such loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.  Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Carrollton Bancorp Form 10-K - Page 21

We may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We sell a majority of the residential mortgage loans we originate on the secondary market.  In response to the financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria. As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected.

Changes in interest rates and other factors beyond our control may adversely affect our earnings and financial condition.

Our main source of income from operations is net interest income, which is the difference between the interest income received on loans, investment securities and other interest-earning assets and the interest expense incurred in connection with deposits, borrowings and other interest-bearing liabilities. As a result, our net interest income can be affected by changes in market interest rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. We have adopted asset and liability management policies to try to minimize the potential adverse effects of changes in interest rates on our net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, we cannot provide assurance that changes in interest rates will not negatively impact our operating results.

A decrease in interest rates could have a negative impact on our business by reducing the yield on interest earning assets without a corresponding decrease in the cost of our interest bearing liabilities. An increase in interest could also adversely impact our business if the cost of deposits and borrowings increases more quickly than the yield on interest earning assets. An increase in interest rates also could have a negative impact on our business by reducing the ability of borrowers with variable rate loans to repay their current loan obligations when their required payments increase, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses. Increases in interest rates also may reduce the demand for loans and, as a result, the amount of loan and commitment fees. In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay higher rates of return, and may affect the value of our investment securities and other interest-earning assets.

We originate and sell mortgage loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold and lower gains on sales of mortgages could decrease our revenues and net income.

Also, we have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of competitive pressures, market interest rates, general economic conditions or other events, the balance of our deposits decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future, which would have a higher interest rate than deposits. Further, if interest rates rise it is likely we would have to increase the rates we pay on deposits, which would increase our interest expenses and decrease net interest income.  Because a portion of our assets, including loans held in our portfolio, have fixed rates, such increases in the rate we pay on deposits and the higher rates we would be required to pay if we increased our reliance on borrowings would not necessarily be offset by increases in the yield on our interest-earning assets.  Therefore, such an increased reliance on borrowings and/or higher rates paid on deposits could increase interest expenses and decrease net interest income, which could have a negative impact on our results of operations and financial condition.

Carrollton Bancorp Form 10-K - Page 22

Government regulation significantly affects our business and could restrict our operations and cause us to incur higher costs.

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

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Changes in regulation and oversight could affect the service and products we offer, increase our operating expenses, increase compliance challenges, and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and our Bank specifically, at a competitive disadvantage compared to less regulated competitors.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. Among other things, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and includes provisions that impact corporate governance and executive compensation disclosure by all SEC reporting companies, impose new capital requirements on bank and thrift holding companies, allow financial institutions to pay interest on business checking accounts, broaden the base for FDIC insurance assessments, impose additional duties and limitations on mortgage lending activities and restrict how mortgage brokers and loan originators may be compensated.

The Dodd-Frank Act requires the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions, and the full impact of the Dodd-Frank Act on our business will not be known for years until regulations contained in the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations, or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity, or financial condition.  Further, if the industry responds to provisions allowing financial institutions to pay interest on business checking accounts by competing for those deposits with interest-bearing accounts when these provisions become effective during 2011, this would put some degree of downward pressure on our net interest margin. The new duties to be imposed on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan and a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types, may decrease the demand for mortgage loans as well as our ability to sell such loans into the secondary market, which would reduce both our interest and non-interest income, especially in light of our focus on mortgage loans.

Carrollton Bancorp Form 10-K - Page 23

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund.  As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

We face substantial competition that could negatively impact our growth and profits.

We face significant competition for banking services in our primary market in which we operate. Competition in the local banking industries may limit our ability to attract and retain customers.

Many of our competitors are significantly larger, have established customer bases, possess greater resources that may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns, and can offer services we do not and cannot. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits, which enable them to serve the credit needs of larger customers. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in their respective market areas. If we are unable to attract and retain banking customers we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be negatively affected.

In addition, in the past, we have expanded our operations into non-banking activities such as insurance-related products and brokerage services. We may have difficulty competing with more established providers of these products and services due to the intense competition in many of these industries. In addition, we may be unable to attract and retain non-banking customers due to a lack of market and product knowledge or other industry specific matters or an inability to attract and retain qualified, experienced employees. Our failure to attract and retain customers with respect to these non-banking activities could negatively impact our future earnings.

Technology failure could adversely affect our operations and profits.

We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, and servicing or loan origination systems. The occurrence of any failures or interruptions could damage our reputation, result in a loss of customer business subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any or all of which could have a material adverse effect on our results of operations and financial condition.

Our ability to compete effectively and operate profitably may depend on our ability to keep up with technological changes.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands and to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our ability to pay dividends is limited by law and contract.

Our ability to pay dividends to our stockholders largely depends on the Company’s receipt of dividends from the Bank. The amount of dividends that the Bank may pay to the Company is limited by federal laws and regulations. Among other things, as a recipient of TARP funds, we must adhere to restrictions that limit dividends to stockholders when our net income available to stockholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; our rate of earnings retention is inconsistent with capital needs and overall macroeconomic outlook; or if we will not meet, or are in danger of not meeting, minimum regulatory capital adequacy ratios. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to maintain earnings for use in our business.

Carrollton Bancorp Form 10-K - Page 24

The market price for our common stock may be volatile.

The market price for our common stock has fluctuated, ranging between $3.97 and $8.24 per share during the 12 months ended December 31, 2010. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market value of our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors
•	Changes in investors’ or analysts’ perceptions of the risks and conditions of business
  •            The size of the public float of our common stock
•	Regulatory developments
•	The announcement of acquisitions or new branch locations by us or our competitors
•	Market conditions
•	General economic conditions

Additionally, the average daily trading volume for our common stock is low and on various days throughout the year, there is no activity on the stock. There can be no assurance that a more active or consistent trading market will develop. As a result, relatively small trades could have a significant impact on the price of our stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owned the following properties, which had a book value of $4.5 million, at December 31, 2010:

Location	Description
1740 East Joppa Road Towson, MD 21234	Full service branch with drive thru, electronic banking offices, and leased office space
427 Crain Highway Glen Burnie, MD 21061	Full service branch with drive-thru
531 South Conkling Street Baltimore, MD 21224	Full service branch with drive-thru
344 N. Charles Street Baltimore, MD 21201	Full service branch
10301 York Road Cockeysville, MD 21030	Full service branch (with ground lease)
4040 Schroeder Avenue Perry Hall, MD 21128	Full service branch (with ground lease)

Carrollton Bancorp Form 10-K - Page 25

The Company leased the following facilities at an aggregate annual rental of approximately $1.2 million as of December 31, 2010:

Location	Description	Lease Expiration Date*
1066-70 Maiden Choice Lane Arbutus, MD 21229	Full service branch	April 30, 2031
4738 Shelbourne Road Baltimore, MD 21229	Detached drive-thru	April 30, 2031
2637-A Old Annapolis Road Hanover, MD 21076	Full service branch	October 1, 2014
Northway Shopping Center 684 Old Mill Road Millersville, MD 21108	Full service branch	August 31, 2014
602 Hoagie Drive Bel Air, MD 21014	Full service branch	November 30, 2044
10301 York Road Cockeysville, MD 21030	Full service branch	December 1, 2047
4040 Schroeder Avenue Perry Hall, MD 21128	Full service branch	August 13, 2047
9515 Deerco Road, Suites 400 and 408 Timonium, MD 21093	Mortgage subsidiary offices	February 15, 2022
1 Center Square, Suite 201 Hanover, PA 17331	Mortgage subsidiary offices	July 31, 2011
7151 Columbia Gateway Dr., Ste. A Columbia, MD 21046	Executive, administrative and operational offices	June 30, 2029

*Expiration date, assuming the Company exercises all extension options.

Item 3. Legal Proceedings

The Company is involved in various routine legal actions arising from normal business activities. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material impact on our results of operation or financial position.

Item 4. (Removed and Reserved)

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading and Dividends

As of February 14, 2011, there were 356 holders of record of our common stock. Our common stock is currently traded on the Global Market tier of the NASDAQ Stock Market LLC under the symbol ‘‘CRRB’’. Currently, there are two broker-dealers who make a market in the common stock.

Our ability to pay dividends depends on the Bank’s ability to pay dividends to Carrollton Bancorp. The Bank’s ability to pay dividends, in turn, depends on its compliance with applicable dividend regulations of bank regulatory authorities. As a depository institution whose deposits are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.

Carrollton Bancorp Form 10-K - Page 26

The Company and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Company and the Bank currently comply with such capital requirements.

Dividends declared per share on the Company’s common stock were $0.14 in 2010, $0.24 in 2009, and $0.48 in 2008 representing a payout ratio of (38.07)% in 2010, (128.31)% in 2009, and 147.46% in 2008. In 2010, we paid out common dividends of $360,029 while incurring a net loss of $945,636 compared to 2009 when we paid out common dividends of $616,077 while incurring a net loss of $480,154. The dividend payout ratio is the result of dividing the amount of dividends paid by net income (loss).

We have implemented a Dividend Reinvestment Plan that provides automatic reinvestment of dividends in additional shares of Company common stock.

No shares were repurchased and/or retired in 2010 or 2009.

The following table sets forth the high and low sales price and dividends per share of the Company’s common stock for the periods indicated.

Period	Price Per Share				Cash Dividends Paid Per Share
	2010		2009		2010	2009
	Low	High	Low	High
4th Quarter	$3.97	$5.63	$4.08	$6.00	$0.02	$0.04
3rd Quarter	4.25	5.61	4.85	6.49	0.04	0.04
2nd Quarter	4.90	5.84	4.30	7.42	0.04	0.08
1st Quarter	4.37	8.24	3.93	7.00	0.04	0.08
					$0.14	$0.24

As of February 14, 2011, the 356 holders of record of our common stock held an aggregate of 2,573,088 shares. We believe there to be in excess of 497 beneficial owners of our common stock.

Our ability to pay dividends in the future will depend on earnings, if any, our financial condition, as well as other relevant factors, such as compliance with regulatory requirements. We cannot assure you either that our future earnings, if any, will be sufficient to enable us to pay dividends, or that if such earnings are sufficient, that we will not decide to retain such earnings for general working capital and other funding needs. In addition, the Company is highly dependent on dividends received from the Bank to enable it to pay dividends to stockholders. We cannot assure you that the Bank will generate sufficient earnings to enable it to pay dividends to the Company, or that it will continue to meet regulatory capital requirements which, if not met, could prohibit payment of dividends to the Company.

As discussed above, the Company has issued to Treasury 9,201 shares of Series A Preferred Stock and (ii) a warrant to purchase 205,379 shares of the Company’s common stock pursuant to the TARP Capital Purchase Program.

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014.  Beginning February 16, 2014, the dividend rate will increase to 9% per annum. The redemption of the Series A Preferred Stock requires prior regulatory approval.

Pursuant to the terms of the Purchase Agreement pursuant to which we sold the Series A Preferred Stock, prior to the earlier of (i) February 13, 2012, or (ii) the date on which the Series A Preferred Stock has been redeemed in full or Treasury has transferred all of the Series A Preferred Stock to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.08 or repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without Treasury’s consent.

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

Carrollton Bancorp Form 10-K - Page 27

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

Stock Performance Table

For illustrative purposes, we are providing a comparison of the cumulative total stockholder return on our common stock with that of a broad equity market index, and a constructed peer group index of the Company.

The following chart compares the cumulative stockholder return on the Company’s common stock from December 31, 2005 to December 31, 2010, with the cumulative total of the NASDAQ Composite (U.S.), and SNL Mid-Atlantic Indices. The comparison assumes $100 was invested on December 31, 2005, in the Company’s common stock and in each of the foregoing indices. It also assumes reinvestment of any dividends.

The Company does not make, nor does it endorse, any predictions as to future stock performance.

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Carrollton Bancorp	100.00	117.54	98.67	42.95	37.01	34.16
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Mid-Atlantic Bank	100.00	120.02	90.76	50.00	52.63	61.40

Carrollton Bancorp Form 10-K - Page 28

Item 6. Selected Financial Data

	2010	2009	2008	2007	2006
Consolidated Income Statement Data:
Interest income	$19,876,910	$21,661,651	$22,406,600	$23,676,360	$23,127,504
Interest expense	5,528,490	8,131,169	8,457,182	9,762,324	8,737,450
Net interest income	14,348,420	13,530,482	13,949,418	13,914,036	14,390,054
Provision for loan losses	4,106,353	4,231,339	2,096,000	536,000	—
Net interest income after provision for loan losses	10,242,067	9,299,143	11,853,418	13,378,036	14,390,054
Noninterest income	6,840,253	7,722,318	6,585,694	6,274,142	8,898,996
Noninterest expenses	18,922,088	18,184,191	17,468,064	16,475,141	19,381,003
Income before income taxes	(1,839,768)	(1,162,730)	971,048	3,177,037	3,908,047
Income taxes	(894,132)	(682,576)	124,197	1,050,774	1,323,268
Net (loss) income	$(945,636)	$(480,154)	$846,851	$2,126,263	$2,584,779
Consolidated Balance Sheet Data, at year end
Assets	$386,490,730	$423,757,468	$404,181,184	$352,848,570	$349,824,752
Gross loans (net of unearned income)	289,228,889	293,774,668	283,693,156	261,623,833	260,001,314
Deposits	301,629,531	335,791,330	292,353,276	285,638,625	277,903,801
Stockholders’ equity	33,395,068	35,218,075	27,390,693	35,931,300	34,711,378
Per Share Data:
Number of shares of Common Stock outstanding, at year-end	2,573,088	2,568,588	2,564,988	2,834,975	2,806,705
Net income:
Basic	$(0.58)	$(0.35)	$0.32	$0.75	$0.92
Diluted	(0.58)	(0.35)	0.32	0.75	0.90
Cash dividends declared	0.14	0.24	0.48	0.48	0.45
Book value, at year end	9.51	10.27	10.68	12.67	12.37
Performance and capital ratios:
Return on average assets	(0.23)%	(0.12)%	0.22%	0.61%	0.75%
Return on average stockholders’ equity	(2.63)%	(1.37)%	2.62%	5.97%	7.55%
Net interest margin	3.74%	3.45%	3.93%	4.34%	4.57%
Average stockholders’ equity to average total assets	8.64%	8.41%	8.54%	10.22%	9.91%
Year-end capital to year-end risk- weighted assets:
Tier 1	10.12%	10.23%	9.84%	12.35%	11.92%
Total	11.35%	11.37%	10.91%	13.63%	13.20%
Year-end Tier 1 leverage ratio	9.45%	9.27%	6.78%	10.03%	9.74%
Cash dividends declared to net income	(38.07)%	(128.31)%	147.46%	63.88%	48.98%
Asset Quality ratios:
Allowance for loan losses, at year-end to:
Gross loans	1.55%	1.47%	1.12%	1.25%	1.20%
Nonperforming, restructured and past-due loans (a)	34.96%	41.98%	39.67%	55.28%	54.93%
Net charge-offs to average gross loans	1.25%	0.97%	0.82%	0.15%	0.08%
Nonperforming assets as a percent of period-end gross loans and foreclosed real estate	5.90%	4.17%	3.42%	2.26%	2.19%

(a)	Includes restructured notes that are performing

Carrollton Bancorp Form 10-K - Page 29

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, including Management’s Discussion and Analysis of Financial condition and Results of Operations, contains certain forward-looking statements, including certain plans, expectations, goals, projections, and statements, which are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of this report.

Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) continuation or worsening of asset quality issues due to factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including our ability to adjust our loan and deposit mix; (6) success in improving operating efficiencies through automation; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our Consolidated Financial Statements; (7) extended disruption of vital infrastructure; and (8) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the newly created CFPB, to implement the Dodd-Frank Act’s provisions.

Overview

The Company is a bank holding company headquartered in Columbia, Maryland with one wholly-owned subsidiary, the Bank. The Bank has four subsidiaries, CMSI, CFS, and MSLLC which are wholly owned, and CCDC, which is 96.4% owned.

The Bank is engaged in a general commercial and retail banking business with ten branch locations. The Bank attracts deposit customers from the general public and the business community and uses such funds, together with other borrowed funds, to make loans. Our results of operations are primarily determined by the difference between interest income earned on interest-earning assets, primarily interest and fee income on loans, and interest paid on our interest-bearing liabilities, including deposits and borrowings. CMSI originates residential mortgage loans. CMSI receives fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. When we sell mortgage loans to investors, fee income is recognized. The fees from investors are based on the terms of the individual loan and various risk factors associated with the mortgage, including debt-to-income ratio and credit score of the borrower. Additional income may be recognized when origination or discount points are collected from the borrower.

CFS provides brokerage services and financial planning and investment options to customers pursuant to a service agreement with INVEST Financial Corp.  CFS refers clients to INVEST and recognizes commission income as INVEST provides these services.

MSLLC manages and disposes of real estate we have acquired through foreclosures. CCDC promotes, develops and improves the housing and economic conditions of people in Maryland.  CCDC generates revenue through the origination of loans for the purchase of these homes.

Total assets for the year ended December 31, 2010, compared to December 31, 2009, reflect an 8.8% decrease from $423.8 million to $386.5 million. This decrease in total assets follows an increase of 4.8% from December 31, 2007, to December 31, 2008. Gross loans, excluding loans held for sale, decreased $4.5 million or 1.5% from $293.8 million at December 31, 2009, to $289.2 million at December 31, 2010. This decrease follows an increase of $10.1 million or 3.6% from $283.7 million at December 31, 2008, to $293.8 million at December 31, 2009. Our portfolio of loans held for sale continued to increase to $32.8 million at December 31, 2010, from $24.5 million at December 31, 2009, and $21.7 million at December 31, 2008, or a 33.5% increase from year-end 2009 to 2010 and a 13.1% increase from year-end 2008 to 2009. Our investment portfolio declined to $32.4 million as of December 31, 2010 compared to $58.1 million and $66.8 million as of December 31, 2009 and 2008, respectively. Total deposits declined by 10.2%, or $34.2 million, from year end 2009 to year end 2010 following an increase of 14.9%, or $43.4 million, from December 31, 2008 to December 31, 2009. Total deposits were $301.6 million, $335.8 million, and $292.4 million as of year end 2010, 2009, and 2008, respectively. We continued to reduce our level of borrowings over the past two years, by $1.5 million, or 3.1%, and $29.6 million, or 37.3%, from 2009 to 2010 and from 2008 to 2009 year ends, respectively. During the same periods, stockholders’ equity decreased by $1.8 million, or 5.2%, to $33.4 million and increased by $7.8 million, or 28.6%, to $35.2 million. The ratio of stockholder’s equity to total assets improved to 8.6% as of December 31, 2010 from 8.3% as of December 31, 2009 and 6.8% as of December 31, 2008.

Carrollton Bancorp Form 10-K - Page 30

Net loss for the year ended December 31, 2010, totaled $945,636 compared to a net loss of $480,154 for the prior year, a $465,482 or 96.9% increase in the loss. The larger loss was primarily due to a $1.2 million increase in pre-tax loss on securities, primarily associated with the write-down of impaired bank equity and Trust Preferred securities in 2010 compared to 2009.These securities losses were partially offset by an increase of $817,938 in net interest income for 2010 compared to 2009. Net loss for the year ended December 31, 2009, totaled $480,154 compared to net income of $846,851 for the prior year, a $1.3 million or 156.7% decline in results. The decrease was primarily due to the $2.1 million increase in the provision for loan losses.

Net interest income increase to $14.3 million in 2010 compared to $13.5 million in 2009 and $13.9 million in 2008. Our net interest margin was 3.74% for 2010, 3.37% for 2009, and 3.86 for 2008. The 37 basis point increase in the net interest margin in 2010 compared to 2009 was due to runoff of high-rate promotional CDs and Federal Home Loan Bank advances in 2010, partially offset by a 21 basis point reduction in yield on earning assets. The 49 basis points decrease in the net interest margin in 2009 from compared to 2008 was a result of an 80 basis point decrease in yield on earning assets partially offset by a 40 basis point reduction in the cost of interest bearing liabilities.

We recorded a provision for loan losses of $4.1 million for the year ended December 31, 2010, $4.2 million for the year ended December 31, 2009, and $2.1 million in 2008.

The Company paid dividends of $0.14 per share to stockholders during 2010.

Current Strategy

Our Board of Directors and senior management continue to pursue a strategy designed to strengthen the balance sheet and improve operating results by improving asset quality, reducing higher costing funding sources, and pursuing operating efficiencies through the use of technology and strategic partners. The objective remains to strengthen our overall foundation during these difficult and uncertain economic times in order to place the Company in a position to take advantage of opportunities that will emerge as the business environment clarifies and improves.

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

Carrollton Bancorp Form 10-K - Page 31

•	Retaining and growing existing customer relationships;

•	Growing our Small Business Administration loan portfolio; and

•	Increasing adoption and usage of online products.

Our effort to improve net interest margin by reducing balance sheet liquidity and high cost funding sources has dramatically improved net interest margins from 3.37% for 2009 to 3.74% for 2010. The 0.37% improvement is primarily a result of reducing interest expense as a percentage of average earning assets to 1.44% for the year ended December 31, 2010 from 2.03% for the year ended December 31, 2009 by reducing high cost borrowed funds and certificates of deposit and replacing them with non-interest bearing accounts and lower cost interest-bearing accounts. The annualized benefit of a 0.37% improvement in net interest margin is approximately $1.4 million on average earning assets of $384.1 million for 2010.

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

We believe that we will ultimately need to raise additional capital to redeem our outstanding preferred stock issued to the U.S. Treasury under the Capital Purchase Program and support balance sheet growth. Fortunately, we remain “well capitalized” for regulatory purposes, which allow us to carefully assess various capital alternatives and determine which alternative is best for the Company and our existing stockholders. Management and a committee of the Board of Directors are constantly evaluating market conditions and opportunities so that we are in a position to act quickly if the right opportunity arises.

Results of Operations

2011 Expectations

Borrower and consumer confidence remains a major factor impacting growth opportunities for 2011. We continue to believe that the economy will remain relatively stable throughout 2011, with the potential for improvement in the latter half of the year. Challenges to earnings growth include revenue headwinds as a result of regulatory and legislative actions, anticipated higher interest rates in late 2011, which are expected to reduce mortgage banking income, and increases in employee-related expenses, including health insurance and payroll taxes.

The net interest margin is expected to be flat or decrease slightly from the 2010 fourth quarter. We anticipate continued benefit from lower deposit pricing but may begin to see upward pressure on deposit costs as the economy improves. In addition, there will be minimal growth in loans and deposits due to our focus on maintaining strong capital ratios while resolving asset quality issues and improving operating results.

We anticipate limited growth in C&I loans, home equity and residential mortgages as we seek to replace run-off and reduce commercial real estate exposure.

Core deposits are expected to show continued growth. We expect to use that growth to further reduce certificate of deposit balances and Federal Home Loan Bank advances.

 Fee income, compared with the 2010 fourth quarter, will likely be negatively impacted by lower interchange fees due to new regulatory limits and a decline in mortgage banking revenues due to a higher interest rate environment we anticipate late in 2011. With regard to interchange fees, if enacted as recently outlined, the Federal Reserve’s proposed interchange fee structure will significantly lower interchange revenue. Other fee categories are expected to grow, reflecting the impact of our cross-sell initiatives, as well as the positive impact from strategic initiatives. Over time, we anticipate more than offsetting revenue challenges with revenue we expect to generate by accelerating customer growth and cross-sell results. Expected increases in energy costs and employee-related costs are expected to modestly increase non-interest expenses during 2011.

Carrollton Bancorp Form 10-K - Page 32

Summary

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowing, which are used to fund those assets. Net interest income is our largest source of revenue, representing 67.7% of total revenue during 2010. Net interest margin is the ratio of net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During 2009 and 2010, the prime interest rate remained at 3.25%. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.26% and 0.30%, respectively, while at December 31, 2009, the one-month and three-month U.S. dollar LIBOR rates were 0.23% and 0.25%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner to the prime interest rate. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%. During 2009 and 2010, the intended federal funds rate remained at zero to 0.25%.

Our balance sheet has historically been asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, our net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In order to partially offset a reduction in interest income in a declining interest rate environment, on December 14, 2005, the Bank purchased a $10.0 million notional amount interest rate Floor with a minimum interest rate (strike rate) of 7.0% based on the U.S. prime rate. When the U.S. prime rate fell below 7.0%, we were paid $$378,959 in 2010 and $378,208 in 2009 based on the difference between the two rates on $10 million. The term of the Floor was five years and matured in the fourth quarter of 2010. The Floor reduced the variability of cash flow from a pool of variable rate loans since the rate index of the loans fell below the predetermined strike rate of the hedge (7.0%).

Core deposits are our primary source of funding, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on our earnings has not yet been determined, we expect interest costs associated with demand deposits to increase. Further analysis of the components of our net interest margin is presented below.

Carrollton Bancorp Form 10-K - Page 33

The following table presents the changes in net interest income and identifies the changes due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	2010 Compared to 2009			2009 Compared to 2008

	Change Due to Variance In			Change Due to Variance In
	Rate(a)	Volume(a)	Total	Rates(a)	Volume(a)	Total
Interest Income
Federal funds sold and interest-bearing deposits with other banks	$9,548	$3,466	$13,014	$(73,098)	$18,846	$(54,252)
Investment securities and FHLB stock	(226,508)	(742,900)	(969,408)	(586,128)	70,999	(515,129)
Loans (a)	(679,835)	(148,512)	(828,347)	(2,578,521)	2,402,953	(175,568)
Total Interest Earned	(896,794)	(887,946)	(1,784,740)	(3,237,747)	2,492,798	(744,949)
Interest Expense
Deposits	(2,219,886)	(132,426)	(2,352,311)	(1,070,145)	1,159,185	89,040
Borrowings	136,714	(387,081)	(250,367)	(266,188)	(148,865)	(415,053)
Total Interest Expense	(2,083,172)	(519,507)	(2,602,679)	(1,336,333)	1,010,320	(326,013)
Net Interest Income	$1,186,377	$(368,439)	$817,938	$(1,901,414)	$1,482,478	$(418,936)
(a)	The change in interest income and expense due to variance in both rate and volume has been allocated to the change due to variance in rate.

Net interest income increased to $14.3 million for 2010, an increase of $817,938 compared to 2009. The increase was attributable primarily to a $2.6 million, or 32.0% decrease, in total interest expense, partially offset by a $1.8 million, or 8.2%, decrease in total interest income.  Total interest expense decreased during 2010 to $5.5 million, compared to $8.1 million in 2009, primarily as a result of interest paid on deposits, which decreased $2.4 million, or 35.0%, to $4.4 million in 2010 compared to $6.7 million in 2009.  This is attributable to our strategy of reducing higher-cost funding sources, including the elimination of premium rates on certificates of deposits by repricing maturing certificates at interest rates closer to our competitor’s pricing.  The decrease in total interest income resulted from decreases in both the yield on, particularly loans, and the average balance of, particularly investment securities and Federal Home Loan Bank stock, interest-earning assets, which decreased $16.8 million, or 4.2%, during 2010 compared to 2009.  Net interest income was positively impacted as the decrease in the average cost of funds was proportionally larger than the decrease in the average yield on interest-earning assets. The average cost of funds decreased 67 basis points to 1.79% in 2010 from 2.46% in 2009 while the average yield on interest-earning assets decreased 23 basis points to 5.17% in 2010 from 5.40% in 2009. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates decreased to historically low levels during 2008 and remained at those levels during 2009 and 2010.

Net interest income of $13.5 million declined by $418,936 in 2009 from $13.9 million during 2008 as a result of a $744,949, or 3.3%, decrease in total interest income partially offset by a $326,013, or 3.9%, decrease in total interest expense.  Total interest income declined as a result of lower yields on interest earning assets, partially offset by a higher volume of average interest earning assets, in both cases primarily loans.  Interest expense decreased due to decreases in both the average rate paid and volume of interest earnings assets, primarily deposits, during 2009 compared to 2008. The decreases in yield and average rate paid were attributable to a decrease in overall interest rates between the two years, in which the Bank Prime rate of interest reported by the Federal Reserve fell from 7.25% to 3.25% during 2008. The rate remained at 3.25% throughout 2009. As a result, net interest income was negatively impacted as the decrease in average yield on average interest-earning assets was proportionally larger than the decrease on the average cost of funds. The yield on average interest-earning assets decreased 80 basis points to 5.40% for 2009 from 6.20% for 2008 while the average costs of funds decreased by 40 basis points to 2.46% in 2009 compared to 2.86% in 2008.

The average volume of loans, our primary category of earning assets, decreased by $2.6 million, or 0.80%, in 2010 compared to 2009 and increased by $36.2 million, or 12.88%, in 2009 compared to 2008. Loans made up 81.97% of average interest-earning assets in 2010 compared to 79.16% in 2009 and 77.83% in 2008. The average yield on loans was 5.61% in 2010 compared to 5.82% in 2009 and 6.64% in 2008. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and, as such, have a more positive effect on the net interest margin.

Carrollton Bancorp Form 10-K - Page 34

The average volume of securities decreased $17.3 million in 2010 compared to 2009 and increased by $481,636 in 2009 compared to 2008. Securities made up 13.75% of average interest-earning assets in 2010 compared to 17.48% in 2009 and 19.27% in 2008. The average yield on securities was 4.14%, 4.52%, and 5.15% for the years 2010, 2009, and 2008, respectively.  A majority of our securities are mortgage-backed securities with an average of $22.4 million in 2010, $27.9 million in 2009, and $27.2 million in 2008. Mortgage-backed securities made up 42.46% of the average securities portfolio compared to 39.86% in 2009 and 39.09% in 2008. The decrease in the average volume of securities relates to matured, called, and sold securities not reinvested in current low-yielding securities.

Average federal funds sold and interest-bearing deposits during 2010 increased $3.0 million, or 31.41%, compared to 2009 and increased $2.2 million, or 28.87%, in 2009 compared to 2008. Federal funds sold and interest-bearing deposits made up 3.31% of average interest-earning assets in 2010 compared to 2.41% in 2009 and 2.08% in 2008. The combined average yield on federal funds sold and interest-bearing deposits was 0.19% in 2010 compared to 0.11% in 2009 and 0.87% in 2008. The increase in federal funds sold and interest-bearing deposits compared to prior years was primarily due to maturing and called securities, as discussed above.

Average deposits decreased $3.7 million, or 1.17%, in 2010 compared to 2009 and increased $39.4 million, or 14.14%, in 2009 compared to 2008 while average non-interest bearing deposits increased $9.0 million, or 18.88%, in 2010 compared to 2009 and decreased $864,969, or 1.77% in 2009 compared to 2008. The ratio of average interest-bearing deposits to total average deposits was 82.29% in 2010, 84.93% in 2009 and 82.49% in 2008. The average cost of interest-bearing deposits was 1.65% in 2010, 2.48% in 2009 and 2.88% in 2008.  The decrease in the average cost of interest-bearing deposits during the comparable periods and the decrease in the level of deposits during 2010 was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, during 2010 the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 63.05% from 64.44% during 2009.

Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.38% in 2010 compared to 2.94% in 2009 and 3.34% in 2008. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Carrollton Bancorp Form 10-K - Page 35

AVERAGE BALANCES, INTEREST, AND YIELDS

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

	2010			2009			2008
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$12,720,311	$24,051	.19%	$9,679,857	$11,036	0.11%	$7,511,540	$65,288	0.87%
Federal Home Loan Bank stock	3,741,795	13,002	.35	3,783,728	2,835	0.07	2,968,299	99,719	3.36
Investment securities:
U.S. government agency	9,721,177	481,302	4.95	18,117,339	921,120	5.08	23,311,111	1,244,542	5.34
State and municipal	9,970,246	369,719	3.71	11,950,544	452,186	3.78	8,543,619	345,093	4.04
Mortgage-backed securities	22,421,644	1,253,004	5.59	27,935,924	1,559,009	5.58	27,211,120	1,495,541	5.50
Corporate bonds	9,180,213	52,953	0.58	10,581,944	193,348	1.83	9,033,034	423,755	4.69
Other	1,519,157	28,907	1.90	1,507,349	39,798	2.64	1,512,580	74,775	4.94
	52,812,437	2,185,885	4.14	70,093,100	3,165,461	4.52	69,611,464	3,583,706	5.15
Loans:
Demand and time	57,980,282	2,768,452	4.77	65,481,580	3,160,085	4.83	66,488,316	3,972,570	5.97
Residential mortgage (a)	112,260,932	5,956,634	5.31	116,233,692	6,511,032	5.60	90,110,476	5,874,216	6.52
Commercial mortgage and construction	143,703,269	8,857,931	6.16	134,591,130	8,733,275	6.49	123,220,972	8,712,560	7.07
Installment	925,033	70,955	7.67	1,107,629	77,600	7.01	1,236,740	89,834	7.26
Lease financing	-	-	-	6,074	327	5.38	147,300	8,707	5.91
	314,869,516	17,653,972	5.61	317,420,105	18,482,319	5.82	281,203,804	18,657,887	6.64
Total interest-earning assets	384,144,059	19,876,910	5.17	400,976,790	21,661,651	5.40	361,295,107	22,406,600	6.20
Noninterest-bearing cash	4,375,112			3,406,132			3,116,830
Premises and equipment	7,082,307			7,305,770			7,223,167
Other assets	16,694,110			14,477,642			10,382,790
Allowance for loan losses	(4,680,329)			(3,632,591)			(3,161,028)
Unrealized gains (losses) on available for sale securities, net	(3,770,271)			(5,234,601)			(827,068)
	$403,844,988			$417,299,142			$378,029,798
Liabilities and Stockholders’ Equity
Interest-bearing deposits:
Savings and NOW	$51,957,273	126,309	0.24%	$50,788,797	117,117	0.23%	$52,315,578	122,459	0.23%
Money market	45,781,750	339,885	0.74	45,168,405	682,187	1.51	46,737,845	1,021,124	2.18
Certificates of deposit	166,812,291	3,890,344	2.33	173,924,239	5,905,854	3.40	130,592,612	5,472,535	4.19
	264,551,314	4,356,538	1.65	269,881,441	6,705,158	2.48	229,646,035	6,616,118	2.88
Borrowed funds	43,456,209	1,171,952	2.70	60,470,068	1,426,011	2.36	65,789,689	1,841,064	2.80
Total interest-bearing liabilities	308,007,523	5,528,490	1.79	330,351,509	8,131,169	2.46	295,435,724	8,457,182	2.86
Noninterest-bearing deposits	56,932,882			47,889,657			48,754,626
Other liabilities	2,902,634			3,950,912			1,569,676
Stockholders’ equity	36,001,949			35,107,064			32,269,772
Total liabilities and stockholders’ equity	$403,844,988			$417,299,142			$378,029,798
Net interest margin (b)	$384,144,059	$14,348,420	3.74%	$400,976,790	$13,530,482	3.37%	$361,295,107	$13,949,418	3.86%

(a)	Loans held for sale are included in residential mortgage loans.
(b)	Net interest margin is the ratio of net interest income to total average interest-earning assets.

Provision for Loan Losses

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

Carrollton Bancorp Form 10-K - Page 36

Due to the continued sluggish state of the economy in the housing and real estate market, we experienced an increase in our charge offs in 2010 from 2009 by $823,282 and by $934,334 in 2009 from 2008. We slightly decreased the provision for loan losses in 2010 by $124,986 and increased the provision in 2009 by $2.1 million. The loan loss provision expense was $4.1 million, $4.2 million, and $2.1 million for 2010, 2009, and 2008, respectively, as a result of continued challenges in the level of nonperforming assets, which required ongoing allocations to the allowance for loan losses. Some previously mentioned risk factors including high unemployment and decreased demand for the products and services by our commercial customers contributed to the inability of some of our borrowers to comply with the terms of their loans. Nonaccrual, restructured and delinquent loans over 90 days to total loans plus foreclosed real estate increased to 5.90% at the end of 2010 compared to 4.17% at December 31, 2009 and 3.42% at December 31, 2008. The ratio of net loan losses to average loans increased in 2010 to 1.25% compared to 0.97% in 2009 and 0.82% in 2008 as defaults on loans increased, particularly construction and land development loans.

Noninterest Income

Noninterest income decreased from $7.7 million during 2009 to $6.8 million in 2010, a decrease of $882,065 or 11.4%. The decrease was due to a $1.2 million increase in losses on securities, primarily associated with larger write-downs of impaired bank equity and Trust Preferred securities in 2010 compared to 2009. Partially offsetting the decrease on gains of securities was an increase in brokerage commission from the sales of securities as investor confidence in the stock market improved during 2010. Electronic banking fees increased by $391,338 primarily as a result of a $390,698 increase in Point of Sale (“POS”) sponsorship fees as additional sponsors were added to our client portfolio.

Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 86% of total electronic banking revenue. Fees from ATMs represent approximately 5% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 9% of electronic banking revenue. The higher fee income is a result of an increased client base which generates a larger volume of transactions.

Noninterest income increased to $7.7 million in 2009 from $6.6 million during 2008, an increase of $1.1 million, or 17.3%.  The increase was due to a $1.8 million increase in mortgage banking fees earned as consumers’ demand for historically low mortgage rates and government grants and incentives on purchases of new homes and for refinancing of current homes persisted throughout the year. Also, an increase of $81,370 in electronic banking fees in 2009 compared to 2008 was a result of an increased number of electronic transactions and to adding new sponsors. These changes were further impacted by a decrease of $505,220 or (207.0%) on the sale of securities, a decrease of $109,829 in service charges from deposit accounts, and a $140,246 decrease in brokerage commissions as customers shied away from investing in the stock market based on the uncertain economy.

Noninterest Expenses

Noninterest expense consists primarily of costs associated with personnel, occupancy, furniture and equipment, data processing, marketing and professional fees. Noninterest expenses were $18.9 million in 2010 compared to $18.2 million in 2009, an increase of $737,897, or 4.1%.  This increase was primarily the result of a $522,000 increase in loan collection related costs and costs associated with foreclosed real estate, as well as increases of $207,566 in salaries and $431,481 in employee benefits during 2010 compared to 2009.  The increase in salaries and benefits was primarily the result of increased salaries, higher payroll taxes, and higher employee benefits costs as a result of a change in the structure of our mortgage origination business that resulted in a shift of costs that were previously recorded as an offset to mortgage fee income. In 2009, the majority of mortgage fee income was earned as a fixed fee paid by CMSI to the Bank based upon a percentage of the principal amount of loans originated and sold into the secondary market. In addition, all salaries and benefits of the loan officers were effectively reimbursed to the Bank from CMSI and therefore were not included in non-interest expenses. Under the new structure, which went into effect on March 1, 2010, we earn all of the fees received from borrowers and secondary market investors in connection with CMSI’s origination and sale of loans into the secondary market, and we pay the loan officers’ commissions, benefits and other expenses directly. The commissions are deducted from the mortgage fee income and as a result reduce the mortgage-banking fee portion of non-interest income. Any benefits or additional incentives are now recorded as salaries or benefits and therefore increase non-interest expense. As a result, the increase in salaries and employee benefits for the year ended December 31, 2010 as compared to 2009 are due to benefits and profitability incentives paid to mortgage loan officers. While not clearly seen in the financial statements, the effect of the change in structure resulted in an increase in pre-tax income generated by CMSI of approximately $217,000 for the year on loan origination volume that was approximately 21% lower than in 2009.

Carrollton Bancorp Form 10-K - Page 37

Occupancy expenses, furniture and equipment and professional services in total declined by $160,876 for 2010 compared to 2009 due to management efforts to better manage purchases and use of vendors. This decrease was offset by a $259,725 increase in other noninterest expenses resulting primarily from an increase of $359,734 in costs associated with foreclosed real estate and an increase of $162,345 related to loan collection expenses. These increases were offset with reductions in other expenses derived from tight expense control. We continue to focus on expense-reduction strategies by reviewing vendor contracts, evaluating and monitoring appropriate staffing levels and improving asset quality that will reduce collection costs associated with those loans.

Noninterest expenses were $18.2 million for the year ended December 31, 2009 compared to $17.5 million for the year ended December 31, 2008, a $716,000 or 4.1% increase. The increase resulted primarily from higher FDIC premiums of $684,472, or 741%, and an increase in salaries of $634,130, or 9.1%, attributable to commissions and incentives paid to CMSI subsidiary employees. These increased expenses were partially offset by a non-recurring charge $538,000 in 2008 for a termination of a branch lease.

Income Tax Provision

The company realized an income tax benefit of $894,132 in 2010 and $682,576 in 2009, with an income tax expense of $124,197 in 2008. The effective tax rate was (48.6%) in 2010, (58.7%) in 2009, and 12.8% in 2008. The effective tax rates fluctuate from year to year due to changes in the mix of income from tax-exempt loans, investments and life insurance policies as a percentage of (loss) income before taxes. In 2010 and 2009, tax exempt interest was a substantial percentage of income before income taxes which resulted in a significantly higher tax benefit in both years.

Financial Condition

Summary

Total assets decreased by 8.8% to $386.5 million at December 31, 2010 from $423.8 million at December 31, 2009. Interest-earning assets also decreased during the same period by 9.1%, to $367.0 million and were 95.0% of total assets at December 31, 2010 compared to $403.8 million, or 95.3% of total assets at December 31, 2009.

Total interest-bearing liabilities, including deposits and borrowings, totaled $283.7 million at December 31, 2010 compared to $332.8 million at December 31, 2009. The decrease in interest-bearing deposits reflects our strategy to reduce higher-costing certificates of deposit and borrowings in an effort to improve earnings. As premium-priced certificates of deposits matured during 2010, some customers opted not to renew their investment at the lower rates we offered. In addition, as Federal Home Loan Bank advances matured in 2010, they were refinanced, as needed, with lower-cost, short-term advances.

Investment Securities

The investment portfolio consists of investment securities held to maturity and securities available for sale. Investment securities held to maturity are those securities that we have the positive intent and ability to hold to maturity and are carried at amortized cost. Securities available for sale are those securities that we intend to hold for an indefinite period of time but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

The investment portfolio consists primarily of U. S. Government agency securities, mortgage-backed securities, corporate bonds, state and municipal obligations, and equity securities. The income from state and municipal obligations is exempt from federal income tax. Certain agency securities are exempt from state income taxes. We use our investment portfolio as a source of both liquidity and earnings.

Investment securities decreased $25.7 million or 44.2% to $32.4 million at December 31, 2010 compared to $58.1 million at December 31, 2009.  This decrease is a result of our strategy to improve net interest margin. During 2010, as investments were sold, called by the issuer, or matured, the funds provided liquidity needed to fund deposit runoff as some of our promotional certificates were not renewed at maturity. Although the investment portfolio has decreased significantly, the Asset/Liability committee of the board decided to wait until the interest rate environment improves before investing in additional securities, and will continue to monitor the balance of our investment portfolio and investment opportunities at each meeting. Securities in our portfolio are designated as either available for sale or held to maturity, based on our intent.

Carrollton Bancorp Form 10-K - Page 38

The accounting treatment is different for the two classifications of securities—available for sale securities are reflected at fair value on the balance sheet while held to maturity investments are reflected on the balance sheet at the amortized cost of the investment. Although we hold some held to maturity securities, there are situations when the securities could be sold prior to the maturity date of the investment.

The components of the investment portfolio were as follows at December 31:

	2010	2009	2008	2007	2006
Available For sale
U.S. Government agency	$2,052,486	$16,108,375	$18,334,178	$11,688,457	$9,637,760
Mortgage-backed securities	16,039,985	21,656,280	24,969,846	11,441,115	12,725,553
State and municipal bonds	7,292,742	7,721,571	6,890,713	4,904,648	5,724,959
Corporate bonds	2,349,662	3,648,810	4,133,642	4,788,589	5,621,529
Subtotal	27,734,875	49,135,036	54,328,379	32,822,809	33,709,801
Equity securities	390,934	1,557,082	2,065,486	1,966,123	2,224,846
Total available for sale	28,125,809	50,692,118	56,393,865	34,788,932	35,934,647
Held to Maturity
U.S. Government agency	—	—	—	6,460,305	6,456,069
Mortgage-backed securities	3,058,575	4,409,770	5,966,091	7,130,202	8,761,200
State and municipal bonds	1,225,000	2,810,000	3,912,836	3,912,769	3,912,704
Corporate bonds	—	206,961	495,361	500,000	—
Total held to maturity	4,283,575	7,426,731	10,374,288	18,003,276	19,129,973
Total investment securities	$32,409,384	$58,118,849	$66,768,153	$52,792,208	$55,064,620

Note: Investments classified as available for sale are carried at fair value whereas investments classified as held to maturity are carried at amortized cost.

The following table shows the maturity of the investment portfolio at December 31, 2010:

	Available for sale			Held to maturity
Maturing	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Within one year	$—	$—	—%	$—	$—	—%
Over one to five years	3,577,140	3,745,584	4.70	—	—	—
Over five to ten years	2,702,432	2,807,912	3.03	1,225,000	1,269,459	3.75
Over ten years	11,131,641	5,141,393	2.81	—	—	—
	17,411,213	11,694,889		1,225,000	1,269,459
Mortgage-backed securities	15,016,062	16,039,986	5.75	3,058,575	3,204,632	4.67
Equity securities	300,695	390,934	0.29	—	—	—
	$32,727,970	$28,125,809		$4,283,575	$4,474,091
Loans

The following table represents a breakdown of loan balances at December 31:

	2010	2009	2008	2007	2006
Real Estate:
Residential	$90,891,800	$83,669,885	$77,278,004	$66,259,210	$55,057,625
Commercial	145,028,438	136,130,028	136,006,919	111,474,356	120,397,988
Construction and land development	14,431,215	34,751,579	30,955,304	35,206,622	29,996,306
Demand and time	38,245,874	38,347,751	37,691,638	46,406,977	51,549,802
Lease financing	—	—	29,772	287,519	969,113
Installment	631,562	875,425	1,731,519	1,989,149	2,030,480
	289,228,889	293,774,668	283,693,156	261,623,833	260,001,314
Allowance for loan losses	(4,481,236)	(4,322,604)	(3,179,741)	(3,270,425)	(3,131,021)
Loans, net	$284,747,653	$289,452,064	$280,513,415	$258,353,408	$256,870,293

Carrollton Bancorp Form 10-K - Page 39

Gross loans, excluding loans held for sale, decreased $4.5 million or 1.5% to $289.2 million at December 31, 2010 from $293.8 million at December 31, 2009. A significant decrease occurred during 2010 in the construction and land development category as $14.2 million converted from construction to permanent financing and $1.9 million was charged to our allowance for loan losses. Loans to commercial customers amounted to $197.7 million at December 31, 2010 and were 68.4% of gross loans. Consumer loans amounted to $91.5 million and were 31.6% of total loans.

The following table shows the contractual maturities and interest rate sensitivities of the Company’s loans at December 31, 2010. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, our experience indicates that a significant number of loans will be extended or be repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

	Repricing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Real Estate:
Residential	$9,245,555	$42,227,569	$3,630,216	$2,851,230	$32,937,230	$—	$90,891,800
Commercial	11,467,400	25,120,355	70,241,562	11,546,767	26,652,354	—	145,028,438
Construction and land development	2,020,802	10,971,817	1,438,596	—	—	—	14,431,215
Demand and time	996,796	23,596,295	13,470,373	—	182,410	—	38,245,874
Installment	37,143	212,689	264,452	—	117,278	—	631,562
	$23,767,696	$102,128,725	$89,045,199	$14,397,997	$59,889,272	$—	$289,228,889

The following table provides information concerning nonperforming assets and past due loans at December 31, 2010:

	2010	2009	2008	2007	2006
Nonaccrual loans (a)	$5,021,777	$7,515,466	$5,027,767	$4,819,139	$3,699,397
Restructured loans	7,795,668	2,781,847	771,216	178,003	180,686
Foreclosed real estate	4,509,551	2,026,697	1,736,018	—	1,383,163
	$17,326,996	$12,324,010	$7,535,001	$4,997,142	$5,263,246
Accruing loans past-due 90 days or more	$—	$—	$2,216,728	$918,986	$436,599
(a)
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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable losses in the existing loan portfolio and is maintained to absorb losses in our existing loan portfolio. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements and is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance consists of three elements: (1) specific valuation allowances based on probable losses on specific loans, (2) historical valuation allowances based on historical valuation based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (3) general valuation allowances based on general economic conditions and other qualitative risk factors, both internal and external to us. These can include, but are not limited to exposure to an industry experiencing problems, changes in the nature or volume of the portfolio and delinquency and nonaccrual trends.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool over the prior twelve quarters. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. Our pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

Carrollton Bancorp Form 10-K - Page 40

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to us. In general, such valuation allowances are determined by evaluating, among other things: (1) the experience, ability and effectiveness of the bank's lending management and staff; (2) the effectiveness of the Company's loan policies, procedures and internal controls; (3) changes in asset quality; (4) changes in loan portfolio volume; (5) the composition and concentrations of credit; (6) the impact of competition on loan structuring and pricing; (7) the effectiveness of the internal loan review function; (8) the impact of environmental risks on portfolio risks; and (9) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance.

Included in the general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

Management performs the portfolio review and calculation of the allowance on a continuing basis and management’s review and calculation is reviewed and approved each quarter by our Board’s Audit and Loan Committees prior to publication of our press release announcing quarterly and annual earnings and any regulatory filings containing this information. Additionally, at their monthly meetings, our directors review the factors included in our methodology to ensure that our assumptions reflect the current economic conditions of our market area. We increase the allowance through periodic charges to income (provision for loan losses). Loan losses are charged against the allowance, and recoveries on loans previously charged off against the allowance are added to the allowance.

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

Carrollton Bancorp Form 10-K - Page 41

Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. Prior to 2009, an unallocated reserve was maintained to recognize the imprecision in estimating and measuring losses when evaluating the allowance for individual loans or pools of loans. Accounting and regulatory guidance now requires that all reserves be allocated to specific loan categories.

During the years ended December 31, 2006 through 2008, the unallocated portion of the allowance for loan losses fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believed was the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company’s loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company’s federal regulators are a consideration in determining the required total allowance.

Management believes that it has adequately assessed the risk of loss in the loan portfolios based on a subjective evaluation and has provided an allowance which is appropriate based on that assessment. Because the allowance is an estimate based on current conditions, any change in the economic conditions of our market area, a change within a borrower’s business or personal circumstances, or deterioration in the value of collateral used to secure a loan could result in a revised evaluation, which could alter our earnings.

The following charts show the level of loan losses recorded by the Company for the past five years, management’s allocation of the allowance for loan losses by type of loan as of the end of each year, and other statistical information. The allocation of the allowance reflects management’s analysis of economic risk potential by type of loan, and is not intended as a forecast of loan losses.

	Years ended December 31
Description	2010	2009	2008	2007	2006
Balance at beginning of year	$4,322,604	$3,179,741	$3,270,425	$3,131,021	$3,337,163
Charge-offs:
Demand and time	621,235	378,051	366,006	—	—
Lease financing	—	—	73,821	25,778	154,747
Real estate:
Residential	824,134	390,809	654,780	176,881	—
Commercial	696,025	114,753	246,000	220,640	59,120
Construction	1,876,768	2,264,618	844,536	—	—
Installment	7,931	54,629	91,643	19,153	41,967
	4,026,093	3,202,860	2,276,786	442,452	255,834
Recoveries:
Demand and time	39,532	47,487	17,951	—	—
Lease financing	300	28,134	8,309	14,138	16,530
Real estate:
Residential	18,721	29,830	37,007	—	—
Commercial	3,358	—	—	187	6,290
Construction	11,836	—	—	—	—
Installment	4,625	8,933	26,835	31,531	26,872
	78,372	114,384	90,102	45,856	49,692
Net charge-offs	3,947,721	3,088,476	2,186,684	396,596	206,142
Provision charged to operations	4,106,353	4,231,339	2,096,000	536,000	—
Balance at end of the year	$4,481,236	$4,322,604	$3,179,741	$3,270,425	$3,131,021
Ratio of net charge-offs to average loans outstanding	1.25%	0.97%	0.82%	0.15%	0.08%

Carrollton Bancorp Form 10-K - Page 42

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

Portfolio	2010	2009	2008	2007	2006
Demand and time and lease financing	$754,770	$696,460	$235,573	$807,582	$922,612
Real estate:
Residential	1,064,316	1,420,924	702,297	1,258,314	409,684
Commercial	1,534,362	640,111	1,100,933	687,797	923,453
Construction and land development	1,112,103	1,544,654	193,471	217,225	230,072
Installment	15,685	20,455	81,642	39,164	49,399
Unallocated	—	—	865,825	260,343	595,801
	$4,481,236	$4,322,604	$3,179,741	$3,270,425	$3,131,021

The table below provides a percentage breakdown of the loan portfolio attributable to the allowance for loan losses by category to total loans at December 31:

Portfolio	2010	2009	2008	2007	2006
Demand and time and lease financing	13.2%	13.1%	13.3%	17.8%	20.2%
Real estate:
Residential	31.4	28.5	27.2	25.3	21.2
Commercial	50.2	46.3	48.0	42.6	46.3
Construction and land development	5.0	11.8	10.9	13.5	11.5
Installment	0.2	0.3	0.6	0.8	0.8
	100.0%	100.0%	100.0%	100.0%	100.0%

All loan allowances are subject to regulatory examinations and determinations as to the appropriateness of the methodology and adequacy on an annual basis.

The allowance for loan losses was $4.5 million at December 31, 2010, which was 1.55% of loans, compared to $4.3 million at December 31, 2009, which was 1.47% of loans. During 2010, we experienced net charge-offs of $3.9 million compared to $3.1 million during 2009. The ratio of net loan losses to average loans outstanding, excluding loans held for sale, was 1.34%, 0.97%, and 0.82% for the years 2010, 2009, and 2008, respectively. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans and foreclosed real estate increased to 5.90% for 2010 compared to 4.17% for 2009 and 2.64% for 2008.

The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $895,000, $1.1 million, and $290,000, as of December 31, 2010, 2009 and 2008, respectively.

The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $3.6 million, $3.2 million, and $1.6 million as of December 31, 2010, 2009 and 2008, respectively.

Funding Sources

Deposits

Total deposits decreased by $34.2 million, or 10.2%, to $301.6 million as of December 31, 2010, from $335.8 million as of December 31, 2009. Certificate of deposit accounts decreased $47.1 million and money market accounts decreased by $4.1 million. These decreases were partially offset by increases of $13.5 million in non-interest bearing accounts, $2.4 million in NOW accounts, and $1.2 million in savings accounts. The decrease in certificate of deposit balances is a result of management’s decision to reduce excess liquidity and higher cost deposits in order to improve net interest margin by lowering the cost of funds. We had previously offered premium deposit rates on certificate of deposits compared to our competitors in order to attract more of these deposits. Following our strategy to reduce the overall cost of funds, as those high-yielding certificates of deposits matured, customers opting to renew their certificates of deposits were offered rates closer to our competitor’s pricing. Some of the certificates of deposit were simply not renewed at the lower rates, causing the overall decrease in deposits for the 2010 period. The ratio of non-interest bearing deposits to total deposits increased to 22.0% at December 31, 2010, from 15.7% at December 31, 2009.

Carrollton Bancorp Form 10-K - Page 43

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (“CDARS”), we obtained the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2010, we had $21.4 million in CDARS through the reciprocal deposit program compared to $35.5 million at December 31, 2009. We did not have any non-reciprocal deposits in the CDARS program as of December 31, 2010, or as of December 31, 2009.

During 2010, we discontinued two products offered to business customers that affected our deposit balances. The first product was an off-balance sheet sweep account that transferred funds exceeding an established compensating balance in participating demand deposit accounts to a third-party investment company. Due to the current low interest rate environment, demand for this product had declined significantly. On the date the product was terminated, approximately $6.5 million was moved into demand deposit accounts at the Bank from accounts at the third-party investment company. The other product that was discontinued due to the low interest rate environment was an in-house sweep product that required the Bank to pledge securities to collateralize the balances. These balances, which were not FDIC insured, were included in borrowings. During 2010, the customers participating in this product agreed to move the funds, approximately $3.9 million, into deposit accounts—primarily non-interest bearing accounts.

The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$56,932,882	—%	$47,889,657	—%	$48,754,626	—%
Interest-bearing deposits:
NOW accounts	25,502,642	0.21%	25,209,344	0.21%	26,840,775	0.21%
Savings accounts	26,454,631	0.26%	25,579,453	0.26%	25,474,803	0.26%
Money market accounts	45,781,750	0.74%	45,168,405	1.51%	46,737,845	2.18%
Certificates of deposit	166,812,291	2.33%	173,924,239	3.40%	130,592,612	4.19%
	$321,484,196	1.35%	$317,771,098	2.11%	$278,400,661	2.38%

The following table provides the maturities of certificates of deposit of the Company in amounts of $100,000 or more at December 31, 2010:

Maturing in:
3 months or less	$14,873,367
Over 3 months through 6 months	3,146,267
Over 6 months through 12 months	17,464,786
Over 12 months	32,338,122
$67,822,542
Borrowed Funds

Borrowed funds consist exclusively of borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta at December 31, 2010. Since December 31, 2009, we discontinued two minor funding sources. The first source was an agreement with a respondent financial institution which carried a balance of approximately $1.1 million at December 31, 2009. The other source was an in-house sweep product that required us to pledge securities to collateralize the outstanding balances, which was approximately $5.4 million at December 31, 2009. The demand for this product, which was not FDIC insured, declined significantly in the current low-rate environment. The majority of customers participating in this product agreed to move their funds into traditional banking products.

Carrollton Bancorp Form 10-K - Page 44

Information with respect to borrowings is as follows at and for the years ended December 31:

December 31:	2010	2009	2008
Due 2009, 0.48% to 2.33%	—	—	21,600,000
Due 2010, 0.35% to 3.57%	—	15,500,000	15,500,000
Due 2011, 0.19% to 4.04%	36,750,000	15,900,000	15,900,000
Due 2012, 3.18% to 3.52%	9,000,000	9,000,000	9,000,000
Due 2013, 3.26% to 4.33%	2,550,000	2,890,000	3,230,000
	$48,300,000	$43,290,000	$65,230,000
Federal funds purchased and securities sold under repurchase agreements	$—	$6,542,472	$14,210,755
Weighted average interest rate at year-end:
Advances from the FHLB	2.08%	3.04%	2.30%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.00%
Maximum outstanding at any month end:
Advances from the FHLB	$53,070,000	$76,730,000	$82,550,000
Federal funds purchased and securities sold under repurchase agreements	$4,489,302	$11,487,274	$15,697,045
Average balance outstanding during the year:
Advances from the FHLB	$40,713,288	$51,600,274	$51,812,650
Federal funds purchased and securities sold under repurchase agreements	$2,742,922	$8,283,250	$13,404,970
Weighted average interest rate during the year:
Advances from the FHLB	2.88%	2.75%	3.07%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.01%	1.76%

Advances from the FHLB of Atlanta increased $5.0 million to $48.3 million at December 31, 2010, from $43.3 million at December 31, 2009. At the end of 2010, outstanding advances included 11 fixed rate credit loans totaling $37.5 million with the latest maturity date of June 2013 and one variable daily rate credit advance of $10.8 million. At December 31, 2009, outstanding advances included 13 fixed rate credit loans totaling $38.3 million with the latest maturity date of June 2013, and one adjustable rate credit loan of $5.0 million.

We have external sources of funds through the FRB and FHLB, which can be drawn upon when required. We have a line of credit totaling approximately $56.7 million with the FHLB of Atlanta based on qualifying loans pledged as collateral. Also, we can pledge securities at the FRB and FHLB of Atlanta and borrow approximately 97% of the fair market value of the securities. In addition, the Company had $13.6 million of securities pledged at the FHLB under which the Company’s subsidiary, Carrollton Bank, could have borrowed approximately $13.2 million. Also, Carrollton Bank has $4.4 million of securities pledged at FRB under which it could have borrowed approximately $4.3 million. Approximately $13.9 million of securities have not been pledged against any borrowings. Outstanding borrowings at the FHLB of Atlanta were $48.3 million at December 31, 2010. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against this line. There was no balance outstanding under these lines at December 31, 2010. These lines bear interest at the current federal funds rate of the correspondent bank.

Capital

Bank holding companies and banks are required by the FRB and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by stockholders’ equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet commitments are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

In addition, the FRB and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an institution could be required to maintain the leverage ratio at a higher level based on the regulator’s assessment of an institution’s risk profile. The following chart shows the regulatory capital levels for the Company and the Bank at December 31, 2010 and 2009. The Bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

Carrollton Bancorp Form 10-K - Page 45

The following table shows the Company’s and the Bank’s capital ratios as of December 31:

		Carrollton Bancorp	Carrollton Bank	Carrollton Bancorp	Carrollton Bank

	Minimum	2010	2010	2009	2009
Leverage ratio	4%	9.45%	9.00%	9.27%	8.67%
Risk-based capital:
Tier 1 (Core)	4%	10.12%	9.61%	10.23%	9.84%
Total	8%	11.35%	10.84%	11.37%	10.99%

Total stockholders’ equity decreased 5.18% or $1.8 million to $33.4 million at December 31, 2010. The decrease was due to a net loss of $945,636, payments of $360,029 in dividends to common stockholders, and $460,050 in dividends paid on the Series A Preferred Stock held by Treasury. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to these items do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Liquidity and Capital Expenditures

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base, borrowing facilities and equity capital. Liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, unpledged investment securities held to maturity due within one year, and unpledged securities available for sale. Such assets totaled $67.5 million or 17.5% of total assets at December 31, 2010.

Our customers’ borrowing requirements include commitments to extend credit and the unused portion of lines of credit, which totaled $74.0 million at December 31, 2010. Of this total, management places a high probability of required funding within one year on approximately $45.6 million. The amount remaining is unused home equity lines and other consumer lines on which management places low probability of funding.

As described above in the Borrowings section, we also have external sources of funds through the FRB and FHLB, which can be drawn upon when required, providing additional liquidity.

Capital Expenditures

Capital expenditures were approximately $530,000 in 2010, $1.0 million in 2009, and $545,000 in 2008. The expenditures in 2010 related to an upgrade of computer equipment throughout the organization and to the purchase of enhanced security equipment at several branch locations. In 2009, capital expenditures were related to purchases of furniture and equipment for the relocation of the executive and operations offices. The capital expenditures in 2008 related to renovations at two of branches and purchases of equipment, including computer equipment.

Capital expenditures are projected to be approximately $180,000 for fiscal year 2011 for the continuing upgrade of computer equipment and minor improvements to several branch locations.

Market Risk and Interest Rate Sensitivity

The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Asset/Liability Management Committee of the Board of Directors oversees our management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during volatile as well as stable interest rate environments while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with our liquidity, asset and earnings growth, and capital adequacy goals.

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At December 31, 2010, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Carrollton Bancorp Form 10-K - Page 46

In order to partially offset a reduction in interest income in a declining interest rate environment, on December 14, 2005, the Bank purchased a $10.0 million notional amount interest rate Floor with a minimum interest rate (strike rate) of 7.0% based on the U.S. prime rate. When the U.S. prime rate fell below 7.0%, we were paid based on the difference between the two rates on $10 million. The term of the Floor was five years and matured in 2010. The Floor reduced the variability of cash flow from a pool of variable rate loans since the rate index of the loans fell below the predetermined strike rate of the hedge (7.0%).

The following chart shows the static gap position for our interest sensitive assets and liabilities as of December 31, 2010. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been included in the zero to three months category. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

Period from December 31, 2010 in which assets and liabilities reprice:

(Dollars in thousands)	0 to 3 months	4 to 12 months	1 to 3 years	3 to 5 years	> 5 years
Assets:
Short term investments	$4,539	$—	$—	$—	$—
Investment securities	10,539	3,626	8,892	3,852	5,600
Loans held for sale	32,754	—	—	—	—
Loans:
Residential real estate	26,074	35,036	14,514	8,175	7,093
Commercial real estate	21,530	52,387	52,310	13,031	5,770
Construction and land development	4,430	4,644	619	468	4,270
Demand and time	23,860	3,896	7,398	2,946	146
Installment	48	288	152	31	113
	$123,774	$99,877	$83,885	$28,503	$22,992
Liabilities:
Deposits	$122,166	$48,861	$27,486	$36,863	$—
Borrowings	26,750	10,340	11,210	—	—
	$148,916	$59,201	$38,696	$36,863	$—
Gap position
Period	$(25,142)	$40,676	$45,189	$(8,360)	$22,992
% of assets	(6.51)%	10.52%	11.69%	(2.16)%	5.95%
Cumulative	$(25,142)	$15,534	$60,723	$52,363	$75,355
% of assets	(6.51)%	4.02%	15.71%	13.55%	19.50%
Cumulative risk sensitive assets to risk sensitive liabilities	83.12%	107.46%	124.60%	118.46%	126.56%

Inflation

Inflation may be expected to have an impact on our operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation was not material to our results of operation or financial condition for 2010, 2009, and 2008.

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

Carrollton Bancorp Form 10-K - Page 47

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. We are not aware of any accounting loss we would incur by funding our commitments.

Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2010:

Loan commitments	$9,294,626
Unused lines of credit	64,689,835
Letters of credit	3,665,222

Contractual Obligations

The Company enters into contractual obligations in the normal course of business. Among these obligations are short and long-term FHLBA advances, operating leases related to branch and administrative facilities, and a long-term contract with a data processing provider. Payments required under these obligations are set forth in the table below as of December 31, 2010.

Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	One to three years	Three to five years	More than five years
Federal Home Loan Bank	$48,300	$36,750	$11,550	$—	$—
Operating lease obligations	11,979	1,024	2,012	1,952	6,991
Purchase obligations (1)	3,788	604	1,262	1,339	583
Total	$64,067	$38,378	$14,824	$3,291	$7,574

(1)
Represents payments required under contract, based on average monthly charges for 2010 and assumes a growth rate of 3%, with the Company’s current data processing service provider that expires in October 2016.

New Accounting Pronouncements

Note 22 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2010 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company’s financial condition; results of operations or liquidity, the impact of these changes are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Carrollton Bancorp Form 10-K - Page 48

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Carrollton Bancorp
Columbia, Maryland

We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Carrollton Bancorp's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Bancorp and Subsisdiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Rowles & Company, LLP, Certified Public Accountants

Baltimore, Maryland
March 4, 2011

Carrollton Bancorp Form 10-K - Page 49

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Cash and due from banks	$2,123,757	$4,949,050
Federal funds sold and other interest bearing deposits	4,539,096	18,384,322
Federal Home Loan Bank stock, at cost	3,463,000	3,876,100
Investment securities
Available for sale	28,125,809	50,692,118
Held to maturity (fair value of $4,474,091and $7,516,198)	4,283,575	7,426,731
Loans held for sale	32,754,383	24,537,566
Loans, less allowance for loan losses of $4,481,236 and $4,322,604	284,747,653	289,452,064
Premises and equipment	6,989,272	7,244,452
Accrued interest receivable	1,327,035	1,594,265
Bank owned life insurance	4,931,581	4,766,529
Deferred income taxes	4,682,996	4,025,384
Foreclosed real estate	4,509,551	2,026,697
Other assets	4,013,022	4,782,190
	$386,490,730	$423,757,468
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$66,253,472	$52,782,626
Interest-bearing	235,376,059	283,008,704
Total deposits	301,629,531	335,791,330
Federal funds purchased and securities sold under agreements to repurchase	—	6,542,472
Advances from the Federal Home Loan Bank	48,300,000	43,290,000
Accrued interest payable	132,328	273,595
Accrued pension plan	1,354,082	1,072,071
Other liabilities	1,679,721	1,569,925
	353,095,662	388,539,393
Stockholders’ equity
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized 9,201 shares; issued and outstanding 9,201 in 2010 and 2009 (discount of $275,829 in 2010 and $358,778 in 2009)	8,925,171	8,842,222
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,573,088 in 2010 and 2,568,588 in 2009	2,573,088	2,568,588
Additional paid-in capital	15,713,872	15,694,328
Retained earnings	9,888,133	11,736,797
Accumulated other comprehensive loss	(3,705,196)	(3,623,860)
	33,395,068	35,218,075
	$386,490,730	$423,757,468

The accompanying notes are an integral part of these consolidated financial statements.

Carrollton Bancorp Form 10-K - Page 50

Consolidated Statements of Income

	Years Ended December 31,
	2010	2009	2008
Interest income
Interest and fees on loans	$17,653,972	$18,482,320	$18,657,887
Interest and dividends on securities
Taxable interest income	1,787,816	2,674,537	3,163,838
Nontaxable interest income	369,162	451,125	345,093
Dividends	41,909	42,633	174,494
Interest on federal funds sold and other interest income	24,051	11,036	65,288
Total interest income	19,876,910	21,661,651	22,406,600
Interest expense
Deposits	4,356,538	6,705,158	6,628,576
Borrowings	1,171,952	1,426,011	1,828,606
Total interest expense	5,528,490	8,131,169	8,457,182
Net interest income	14,348,420	13,530,482	13,949,418
Provision for loan losses	4,106,353	4,231,339	2,096,000
Net interest income after provision for loan losses	10,242,067	9,299,143	11,853,418
Noninterest income
Service charges on deposit accounts	589,880	714,149	823,978
Brokerage commissions	755,541	541,412	681,658
Electronic Banking fees	2,299,282	1,907,944	1,826,574
Mortgage banking fees and gains	4,240,570	4,395,881	2,548,417
Other fees and commissions	371,874	424,116	461,031
(Loss) Gains on securities	(1,416,894)	(261,184)	244,036
Total noninterest income	6,840,253	7,722,318	6,585,694
Noninterest expenses
Salaries	7,787,695	7,580,129	6,946,000
Employee benefits	1,998,785	1,567,303	1,869,560
Occupancy	2,320,440	2,403,595	2,320,978
Furniture and equipment	583,909	558,135	636,784
Professional services	695,232	798,727	910,521
Lease buyout - branch	—	—	538,000
Other noninterest expenses	5,536,027	5,276,302	4,246,221
Total noninterest expenses	18,922,088	18,184,191	17,468,064
(Loss) Income before income taxes	(1,839,768)	(1,162,730)	971,048
Income tax (Benefit) Expense	(894,132)	(682,576)	124,197
Net (Loss) income	(945,636)	(480,154)	846,851
Preferred Stock Dividends and Discounts Accretion	542,999	419,244	—
Net (Loss) income attributable to common stockholders	$(1,488,635)	$(899,398)	$846,851
Net (Loss) income per share — basic	$(0.58)	$(0.35)	$0.32
Net (Loss) income per share — diluted	$(0.58)	$(0.35)	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

Carrollton Bancorp Form 10-K - Page 51

Consolidated Statements of Changes in Stockholders’ Equity
     years ended December 31, 2010, 2009 and 2008

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income(Loss)
Balance, December 31, 2007	$—	$2,834,975	$18,781,650	$13,654,180	$660,495
Net Income	—	—	—	846,851	—	$846,851
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(3,407,842)	(3,407,842)
Change in funded status of defined benefit plan, net of tax effects of $776,631	—	—	—	—	(1,219,569)	(1,219,569)
Cash flow hedging derivative	—	—	—	—	284,378	284,378
Comprehensive income (loss)						$(3,496,182)
Shares acquired and cancelled	—	(276,137)	(3,607,733)	—	—
Stock options exercised including tax benefit of $1,833	—	2,550	27,939	—	—
Issuance of stock under 2007 Equity Plan	—	3,600	46,800	—	—
Stock based compensation	—	—	7,315	—	—
Cash dividends, $0.48 per share	—	—	—	(1,248,759)	—
Balance, December 31, 2008		2,564,988	15,255,971	13,252,272	(3,682,538)
Net Loss	—	—	—	(480,154)	—	$(480,154)
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(322,858)	(322,858)
Change in funded status of defined benefit plan, net of tax effects of $(353,753)	—	—	—	—	543,073	543,073
Cash flow hedging derivative	—	—	—	—	(161,537)	(161,537)
Comprehensive income (loss)						$(421,476)
Issuance of U.S. Treasury preferred stock	8,770,572	—	409,428	—	—
Accretion of discount associated with U.S. Treasury preferred stock	71,650	—	—	(71,650)	—
Issuance of stock under 2007 Equity Plan	—	3,600	17,037	—	—
Stock based compensation	—	—	11,892	—	—
Preferred stock cash dividend	—	—	—	(347,594)	—
Cash dividends $0.24 per share	—	—	—	(616,077)	—
Balance, December 31, 2009	8,842,222	2,568,588	15,694,328	11,736,797	(3,623,860)
Net Loss	—	—	—	(945,636)	—	(945,636)
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	384,490	384,490
Change in funded status of defined benefit plan, net of tax effects of $(111,239)	—	—	—	—	(269,165)	(269,165)
Cash flow hedging derivative	—	—	—	—	(196,661)	(196,661)
Comprehensive income (loss)						(1,026,972)
Accretion of discount associated with U.S. Treasury preferred stock	82,949	—	—	(82,949)	—
Issuance of stock under 2007 Equity Plan	—	4,500	19,048	—	—
Stock based compensation	—	—	496	—	—
Preferred stock cash dividend	—	—	—	(460,050)	—
Cash dividends $0.14 per share	—	—	—	(360,029)	—
Balance, December 31, 2010	$8,925,171	$2,573,088	$15,713,872	$9,888,133	$(3,705,196)

The accompanying notes are an integral part of these consolidated financial statements.

Carrollton Bancorp Form 10-K - Page 52

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash Flows from operating activities:
Net income	$(945,636)	$(480,154)	$846,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,106,353	4,231,339	2,096,000
Depreciation and amortization	794,146	814,028	798,583
Deferred income taxes	(668,723)	(646,710)	115,582
Amortization of premiums and discounts	(78,951)	(122,572)	(98,525)
Gains on disposal of securities	(436,114)	(17,859)	(348,318)
Write down of equity securities and corporate bonds	1,890,612	296,024	104,282
Loans held for sale made, net of principal sold	(8,216,818)	(2,836,279)	(14,121,522)
Loss (gain) on sale of premises and equipment	2,176	54,699	—
Write down of foreclosed real estate	570,081	150,976	167,000
Loss (gain) on sale of foreclosed real estate	46,362	105,971	(18,981)
Stock based compensation expense	496	11,892	7,315
Stock issued under 2007 Equity Plan	23,548	20,637	50,400
(Increase) decrease in:
Accrued interest receivable	267,230	202,976	(63,569)
Prepaid income taxes	(224,672)	151,682	(575,000)
Cash surrender value of bank owned life insurance	(165,052)	(173,347)	(158,158)
Other assets	596,422	(2,475,662)	(219,645)
Increase (decrease) in:
Accrued interest payable	(141,267)	(14,815)	67,125
Deferred loan origination fees	(10,496)	(54,175)	(88,255)
Income taxes payable	—	—	(74,190)
Other liabilities	109,795	(1,169,229)	1,344,650
Net cash provided by (used in) operating activities	(2,480,508)	(1,950,578)	(10,168,375)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	7,350,075	—	5,369,929
Proceeds from maturities of securities available for sale	14,573,527	12,161,841	2,772,957
Proceeds from sales of securities held to maturity	—	1,102,913	—
Proceeds from maturities of securities held to maturity	2,945,260	1,669,985	7,689,223
(Purchase) redemption of Federal Home Loan Bank stock, net	413,100	(300,400)	(2,270,600)
Purchase of securities available for sale	—	(6,974,191)	(35,080,758)
Loans made, net of principal collected	(3,277,720)	(14,480,771)	(25,412,696)
Purchase of premises and equipment	(530,061)	(1,005,707)	(545,132)
Purchase of foreclosed real estate	—	—	(922,573)
Proceeds from sale of premises and equipment	63,180	84,560	55,737
Proceeds from sale of foreclosed real estate	786,978	817,332	283,481
Net cash (used in) investing activities	22,324,339	(6,924,438)	(48,060,432)
Cash flows from financing activities:
Net (decrease) increase in time deposits	(47,128,763)	34,104,907	23,356,996
Net increase (decrease) in other deposits	12,966,964	9,333,147	(16,642,345)
Advances (payment) of Federal Home Loan Bank advance	5,010,000	(21,940,000)	50,230,000
Net decrease in other borrowed funds	(6,542,472)	(7,668,283)	(378,397)
Net proceeds of issuance of preferred stock and warrant	—	9,180,000	—
Common stock repurchase and retirement	—	—	(3,883,870)
Stock options exercised	—	—	28,606
Income tax benefit from exercise of stock options	—	—	1,883
Dividends paid	(820,079)	(963,671)	(1,248,759)
Net cash provided by (used in) financing activities	(36,514,350)	22,046,100	51,464,114
Net increase (decrease) in cash and cash equivalents	(16,670,519)	13,171,084	(6,764,693)
Cash and cash equivalents at beginning of year	23,333,372	10,162,288	16,926,981
Cash and cash equivalents at end of year	$6,662,853	$23,333,372	$10,162,288
Supplemental information:
Interest paid on deposits and borrowings	$5,669,757	$8,145,984	$8,390,057
Income taxes paid (refunded), net	$49,033	$(52,549)	$872,387
Noncash activity:
Transfer of loans to foreclosed real estate	$3,886,274	$1,364,958	$1,244,945

The accompanying notes are an integral part of these consolidated financial statements.

Carrollton Bancorp Form 10-K - Page 53

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

Basis of Presentation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include all accounts of the Company and its wholly-owned subsidiary, Carrollton Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2010. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

Carrollton Bancorp Form 10-K - Page 54

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

Fair Value

New authoritative accounting guidance under ASC Topic 820, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements.

ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC Topic 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 21 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2010. The Company adopted the new authoritative accounting guidance under this ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

In February 2007, the FASB issued Topic 825-10-25, The Fair Value Option for Financial Assets and Financial  Liabilities.  The codification provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new codification was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

Carrollton Bancorp Form 10-K - Page 55

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

In accordance with ASC Topic No. 310-40, Accounting by Creditors for Impairment of a Loan, the Company measures impaired loans: (i) at the present value of expected cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses.

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

Carrollton Bancorp Form 10-K - Page 56

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

Intangible Assets

A deposit intangible asset of $1,847,700, relating to a branch acquisition, is being amortized using the straight-line method over 15 years. The asset was fully amortized as of December 31, 2010. The remaining unamortized balance at December 31, 2009 was $61,587.  Amortization expense was $61,587 for 2010 and $123,174 for 2009, and 2008, respectively.

The Company capitalizes the value of loan servicing retained on loan sales, and amortizes the value over the estimated life of the portfolio of loans serviced.

Intangible assets are included in “Other assets” on the Consolidated Balance Sheets. Management evaluates intangible assets for impairment quarterly.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities utilizing guidelines established in ASC Topic 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor had a notional amount of $10.0 million with a minimum interest rate of 7.00% based on U.S. prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor had a term of five years which expired in December 2010. This interest rate Floor was designated a cash flow hedge, as it was designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans changed whenever the repricing index changed, plus or minus a credit spread (based on each loan’s underlying credit characteristics), until the maturity of the interest rate Floor. When the Prime rate index fell below the strike level of the Floor prior to maturity, the Floor’s counterparty paid the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The fair value of the Floor was recorded as “Other Assets” and changes in the fair value were recorded as “Other Comprehensive Income” a component of stockholders’ equity.

Carrollton Bancorp Form 10-K - Page 57

Per Share Data

Basic net income (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding giving retroactive effect to any stock dividends and splits declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed using the treasury stock method.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those relating to investments by and distributions to stockholders. The Company’s comprehensive income consists of net earnings, unrealized gains and losses on securities available for sale, changes in the fair value of the derivative instrument, and the change in the funded status of the defined benefit plan, and is presented in the statements of stockholders’ equity. Accumulated other comprehensive income is displayed as a separate component of stockholders’ equity.

Stock-based Compensation

The Company applies the provisions of ASC Topic 718, Accounting for Stock Options and Other Stock Based Compensation, which requires companies to recognize expense related to the fair value of stock-based compensation. Under ASC Topic 718 compensation cost is recognized for all stock-based compensation granted, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.

Subsequent Events

Management evaluated subsequent events from December 31, 2010 through March 8, 2011, the date the financial statements were available to be issued. No significant subsequent events were identified which would affect the presentation of the financial information.

2. Cash and Due from Banks

The Bank is required by the Federal Reserve System to maintain certain reserve balances based principally on deposit liabilities. At December 31, 2010 and 2009, the required reserve balances was $1.0 million. The Company sells federal funds on an unsecured basis to its correspondent banks. Average balances sold were $3.3 million in 2009. No federal funds were sold in 2010 since the rate paid by the Federal Reserve Bank was more favorable than the prevailing federal funds rate.

Carrollton Bancorp Form 10-K - Page 58

3. Investment Securities

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2010
Available for sale
U.S. government agency	$1,949,329	$103,157	$—	$2,052,486
Mortgage-backed securities	15,016,062	1,023,923	—	16,039,985
State and municipal	7,140,031	152,711	—	7,292,742
Corporate bonds	8,321,853	91,685	6,063,876	2,349,662
	32,427,275	1,371,476	6,063,876	27,734,875
Equity securities	300,695	106,323	16,084	390,934
	$32,727,970	$1,477,799	$6,079,960	$28,125,809
Held to Maturity
U.S. government agency	$—	$—	$—	$—
Mortgage-backed securities	3,058,575	146,057	—	3,204,632
State and municipal	1,225,000	44,459	—	1,269,459
Corporate bonds	—	—	—	—
	$4,283,575	$190,516	$—	$4,474,091

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2009
Available for sale
U.S. government agency	$16,197,314	$100,080	$189,019	$16,108,375
Mortgage-backed securities	20,800,030	1,097,295	241,045	21,656,280
State and municipal	7,611,984	114,575	4,988	7,721,571
Corporate bonds	9,716,147	1,940	6,069,276	3,648,810
	54,325,475	1,313,890	6,504,328	49,135,036
Equity securities	1,603,748	281,628	328,294	1,557,082
	$55,929,223	$1,595,518	$6,832,622	$50,692,118
Held to Maturity
U.S. government agency	$—	$—	$—	$—
Mortgage-backed securities	4,409,770	178,567	—	4,588,337
State and municipal	2,810,000	92,366	—	2,902,366
Corporate bonds	206,961	—	181,466	25,495
	$7,426,731	$270,933	$181,466	$7,516,198

Information related to unrealized losses in the portfolio as of December 31, 2010 follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	373,542	(6,063,876)	373,542	(6,063,876)
Equity securities	—	—	284,611	(16,084)	284,611	(16,084)
	$—	$—	$658,153	$(6,079,960)	$658,153	$(6,079,960)

Carrollton Bancorp Form 10-K - Page 59

Contractual maturities of debt securities at December 31, 2010 and 2009 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Over one to five years	3,577,140	3,745,584	—	—
Over five to ten years	2,702,432	2,807,912	1,225,000	1,269,459
Over ten years	11,131,641	5,141,393	—	—
Mortgage-backed securities	15,016,062	16,039,986	3,058,575	3,204,632
	$32,427,275	$27,734,875	$4,283,575	$4,474,091

	December 31, 2009
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,229,433	$1,259,078	$—	$—
Over one to five years	3,449,459	3,459,717	—	—
Over five to ten years	7,286,575	7,415,662	2,810,000	2,902,366
Over ten years	21,559,978	15,344,299	206,961	25,495
Mortgage-backed securities	20,800,030	21,656,280	4,409,770	4,588,337
	$54,325,475	$49,135,036	$7,426,731	$7,516,198

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. During 2009, however, three municipal securities from the same issuer with a cost of $1.1 million were redeemed with a recognized gain of $17,167 to avoid what management believed to be a potential permanent decline in the value of the bonds from the municipality.

Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized gains are largely due to decreases in investor expectations for market interest rates for the yields available at the time the underlying securities were purchased. The fair value is expected to decline as the bonds approach their maturity date or repricing date or if market yields for such investments increase. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At December 31, 2010 and December 31, 2009, the Company owned five collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“TRUP CDOs”). The market for these securities at December 31, 2010 and December 31, 2009 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing or able to transact for these securities.

Carrollton Bancorp Form 10-K - Page 60

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

  Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2010 and December 31, 2009

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates

•	Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date

The following table (Dollars in Thousands) lists the class, credit rating, deferrals and defaults of the five trust preferred securities (PreTSL):

		Moody Credit	Deferrals		Defaults
PreTSL	Class	Rating	Amount	Percent	Amount	Percent
IV	Mezzanine	Ca	$6,000	9.0%	$12,000	18.1%
XVIII	C	Ca	85,520	12.6	81,000	12.0
XIX	B	Ca	81,900	11.7	90,500	12.9
XIX	C	C	81,900	11.7	90,500	12.9
XXII	B-1	Caa2	220,500	15.9	175,000	12.6
XXIV	C-1	Ca	229,500	21.8	175,300	16.7

Based on qualitative considerations such as a down grade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, management determined that three TRUP CDOs included in corporate bonds were other-than-temporarily impaired (OTTI) and wrote the investments in these TRUP CDOs down $1,613,624 in 2010 and $291,577  in 2009 to the present value of expected cash flows through earnings in the respective years to properly reflect credit losses associated with these TRUP CDOs. The remaining fair value of the five securities was approximately $373,542 at December 31, 2010. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the TRUP CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.

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

At December 31, 2010 and 2009, securities with an amortized cost of $17.2 million (fair value of $18.3 million) and $46.2 million (fair value of $47.4 million), respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, advances from the Federal Home Loan Bank, and borrowings from the FRB. At December 31, 2010, there were no borrowings against the securities pledged as collateral for government deposits, securities sold under repurchase agreements or borrowings from the FRB. At December 31, 2009, there were no borrowings against the securities pledged at the FRB.

In 2010, the Company realized net gains on sales of or call of securities of $436,114. These gains were offset by the TRUP CDO write-downs discussed above as well as $239,385 in write-downs on two equity securities. In 2009, the Company realized gross gains on sales or calls of securities of $35,000. These gains were partially offset by a $4,000 write down of one equity security. In 2008 the Company realized gross gains on sales of securities of $347,510 offset by the write down of equity securities of $104,282. Income taxes on net security gains/(losses) for 2010, 2009 and 2008 were $(558,894), $(103,000) and $31,000, respectively.

Carrollton Bancorp Form 10-K - Page 61

4. Loans

Major classifications of loans at December 31 are as follows:

	2010	2009
Commercial loans:
Commercial mortgages - investor	$86,569,680	$83,803,486
Commercial mortgages – owner occupied	58,753,876	50,291,013
Construction and development	14,460,580	31,671,598
Commercial and industrial loans	38,289,199	37,506,897
Total commercial loans	198,073,335	203,272,994
Consumer loans:
Residential mortgages	51,498,271	50,034,152
Home equity lines of credit	38,956,859	39,523,021
Other	631,294	875,108
Total consumer loans	91,086,424	90,432,281
Deferred costs, net	69,130	69,393
Total loans	289,228,889	293,774,668
Allowance for loan losses	(4,481,236)	(4,322,604)
Net loans	$284,747,653	$289,452,064

The Bank makes loans to customers located primarily in Maryland, Virginia, Pennsylvania, and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

The maturity and rate repricing distribution of the loan portfolio at December 31 is as follows:

	2010	2009
Repricing or maturing within one year	$125,896,421	$131,269,397
Maturing over one to five years	103,443,196	117,073,896
Maturing over five years	59,889,272	45,431,375
	$289,228,889	$293,774,668

Loan balances have been adjusted by the following deferred amounts as of December 31:

	2010	2009
Deferred origination costs and premiums	$914,744	$962,812
Deferred origination fees and unearned discounts	(845,614)	(893,419)
Net deferred costs (fees)	$69,130	$69,393

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower's management possesses sound ethics and solid business acumen, the Company's management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Carrollton Bancorp Form 10-K - Page 62

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company's exposure to adverse economic events that affect any industry. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Company originates consumer loans utilizing credit score analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by credit policies, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

The Company utilizes external consultants to conduct independent loan reviews. These consultants review and validate the credit risk program on a periodic basis. Results of these reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company's policies and procedures.

Concentrations of Credit. The Company makes loans to customers located in Maryland, Virginia, Pennsylvania and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Carrollton Bancorp Form 10-K - Page 63

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2010	2009
Commercial loans:
Commercial mortgages - investor	$1,051,459	$1,108,536
Commercial mortgages – owner occupied	—	—
Construction and development	2,839,049	3,679,141
Commercial and industrial loans	155,520	877,053
Consumer loans:
Residential mortgages	802,735	1,508,915
Home equity lines of credit	173,014	341,821
Other	—	—
Total	$5,021,777	$7,515,466
Unrecorded interest on nonaccrual loans	$241,031	$471,449
Interest income recognized on nonaccrual loans	$138,722	$210,611

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans:
Commercial mortgages – investor	$863,923	$1,051,459	$1,915,382	$84,654,298	$86,569,680	$—
Commercial mortgages – owner occupied	335,126	—	335,126	58,418,750	58,753,876	—
Construction and development	—	2,839,049	2,839,049	11,621,531	14,460,580	—
Commercial and industrial loans	1,880,114	149,957	2,030,071	36,259,128	38,289,199	—
Consumer loans:
Residential mortgages	1,355,759	308,852	1,664,611	49,833,660	51,498,271	—
Home equity lines of credit	282,204	—	282,204	38,674,655	38,956,859	—
Other	—	—	—	631,294	631,294	—
Deferred costs, net	—	—	—	69,130	69,130	—
Total	$4,717,126	$4,349,317	$9,066,443	$280,162,446	$289,228,889	$—

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on an individual loan basis for all such loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Carrollton Bancorp Form 10-K - Page 64

Impaired loans as of December 31, 2010, are set forth in the following table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial loans:
Commercial mortgages – investor	$4,995,008	$—	$4,432,408	$4,432,408	$501,452	$4,976,222
Commercial mortgages – owner occupied	1,786,805	—	1,786,805	1,786,805	152,000	1,786,994
Construction and development	4,536,422	—	2,839,049	2,839,049	319,762	4,479,778
Commercial and industrial loans	149,957	—	149,957	149,957	44,781	149,785
Consumer loans:
Residential mortgages	861,129	—	800,589	800,589	208,638	566,004
Home equity lines of credit	92,675	—	92,675	92,675	9,475	96,318
Total	$12,421,996	$—	$10,101,483	$10,101,483	$1,236,108	$12,055,101

At December 31, 2010, the Company had fourteen impaired loans totaling approximately $10.1 million.  Six loans totaling $5.8 million were not past due on December 31, 2010; the remainder of the loans are classified as non-accrual loans. The Company received total interest payments on impaired loans of $603,400. Of this amount, $222,620 was recorded as interest income for 2010. The remainder was applied to reduce principal.

Nonperforming assets and loans past due 90 days or more but accruing interest were as follows at December 31:

	2010	2009	2008
Nonaccrual loans	$5,021,777	$7,515,466	$5,027,767
Restructured loans	7,795,668	2,781,847	771,216
Foreclosed real estate	4,509,551	2,026,697	1,736,018
Total nonperforming assets	$17,326,996	$12,324,010	$7,535,001
Accruing loans past-due 90 days or more	$—	$—	$2,216,728
Unrecorded interest on nonaccrual loans	$241,031	$471,449	$296,553
Interest income recognized on nonaccrual loans	$138,722	$210,611	$281,237

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

Carrollton Bancorp Form 10-K - Page 65

Credit Quality Indicators.

As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the Company’s market.

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

Risk Rating 1:  Prime

Loans with a 1 risk rating are assets of high liquidity and minimal or very low risk.  They are well structured loans to entities of unquestioned financial stature and credit strength.  Borrowers possess a record of performance on past obligations which is long and unblemished.  Loans so rated also include credit to a reasonably strong borrower fully and appropriately secured by liquid collateral of unquestioned value, such as bank CDs or savings accounts.

Risk Rating 2:  Good

Loans with a 2 risk rating are assets of good liquidity and low risk.  They are well-structured, self-liquidating loans to very sound borrowers who exhibit excellent liquidity and debt service ability.  Borrowers possess a strong capital position attributable to a long history of strong and stable earnings, significant unpledged assets, proven access to alternative financing, and a peerless payment history.  They have a well-defined market and the potential for growth within that market.

Risk Rating 3:  Standard

Loans with a 3 risk rating are assets of acceptable liquidity and low risk.  Borrowers exhibit average credit strength, with no meaningful apparent financial, management or market weaknesses.  Leverage and liquidity indicators are better than average, recent earnings and cash flow are positive and stable, and access to alternative financing sources is apparent.  Borrowers are individuals/business enterprises who are financially sound, but whose liquidity, leverage or debt service ability are not quite the optimum exhibited by borrowers with a risk rating 2.  If secured, these loans are supported by assets at better than adequate margins.

Commercial real estate loans with a 3 risk rating possess Debt Service Coverage (“DSC”) and Loan to Value (“LTV”) ratios which significantly exceed Lending Policy standards.  Such loans exceed conventional market terms for third party take-outs, and borrowers/guarantors exhibit substantial capacity for providing support if necessary.

Risk Rating 4:  Acceptable

Loans with a 4 risk rating are assets of acceptable liquidity and acceptable risk.  Borrowers demonstrate adequate earnings and debt service ability and exhibit normal leverage and liquidity indicators.  Borrowers differ from low risk (risk rating 3) clients due to weaknesses in an area such as newness of company, marginal liquidity or leverage indicators, recent volatility in earnings, inability to sustain a major setback, or similar issues.  Hence, these loans are supported by identified, independent and assured secondary repayment sources (e.g., collateral and/or guarantors).  Loans may be unsecured but are likely secured by assets at margins appropriate for the collateral type, with realizable liquidation values.  Guarantors, known to the Bank, demonstrate adequate capacity and proven responsibility.

Commercial real estate loans with a 4 risk rating possess DSC and LTV ratios which meet or are slightly better than Loan Policy standards.  Such loans meet conventional market terms for third party take-outs, and feature borrowers/guarantors who are capable of providing support if necessary.

Risk Rating 5:  Watch

Loans with a 5 risk rating are generally acceptable assets which reflect above average risk. Loans rated 5 warrant closer scrutiny by management than is routine, due to circumstances affecting the borrower, the borrower’s industry or the overall economic environment.  Borrowers may reflect weaknesses such as inconsistent or weak earnings, break even or moderately deficit cash flow, thin liquidity, minimal capacity to increase leverage, or volatile market fundamentals or other industry risks.  Such loans are typically secured by acceptable collateral, at or near appropriate margins, with realizable liquidation values.

Carrollton Bancorp Form 10-K - Page 66

Commercial real estate loans with a 5 risk rating may possess a DSC ratio which is positive but still short of Lending Policy standards, or an LTV ratio which exceeds Lending Policy but is less than 90%.  Such loans may not meet conventional market terms and could require a higher risk lender for third party take-outs, and borrowers/guarantors capacity to provide support, if necessary, could be marginal.

Risk Rating 6:  Special Mention

The Comptroller’s Handbook for National Bank Examiners defines “Special Mention” as follows:  “A special mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.”

Borrowers may exhibit poor liquidity and leverage positions resulting from generally negative cash flow and/or negative trends in earnings.  LTV ratio substantially exceeds normal standards, and access to alternative financing may be limited to finance companies for business borrowers and may be unavailable for commercial real estate borrowers.

Risk Rating 7:  Substandard

Loans with a 7 risk rating are classified “Substandard.”  The Comptroller’s Handbook for National Bank Examiners defines “Substandard” as follows:  “A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets does not have to exist in individual assets classified as substandard.”

Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate DSC ratio, or marginal liquidity and capitalization.  For commercial real estate loans with a 7 risk rating, the orderly liquidation of the debt is jeopardized due to lack of timely project completion, deficiency of project marketability, inadequate cash flow or collateral support, or failure of the project to meet economic expectations.  Repayment of such loans may depend upon liquidation of collateral, or upon other credit risk mitigates.  These loans require more intensive supervision by bank management.

Risk Rating 8:  Doubtful.

Loans with an 8 risk rating are classified “Doubtful.”  The Comptroller’s Handbook for National Bank Examiners defines “Doubtful” as follows:   “An asset classified doubtful has all the weaknesses inherent in one that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the asset, and which are expected to be completed within a relatively short period of time, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.”  All assets classified as doubtful require a specific reserve of no less than 50%, are on non-accrual status, and necessitate a plan for liquidation.

Risk Rating 9: Loss

Loans with a 9 risk rating are classified “Loss.”  The Comptroller’s Handbook for National Bank Examiners defines “Loss” as follows:  “Assets classified losses are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.”  Long term recoveries should not be allowed while the asset remains booked.  Losses should be taken in the period in which they surface as uncollectible.  The bankruptcy of a borrower with an unsecured credit requires that the loss be taken immediately.

Carrollton Bancorp Form 10-K - Page 67

The following table presents the balances classified loans by class of commercial loan. Classified loans include loans in Risk Grades 5, 6 and 7.

	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$4,228,894	$—	$4,133,470	$8,362,364
Commercial mortgages – owner occupied	3,624,073	—	1,786,805	5,410,878
Construction and development	1,994,919	—	2,839,049	4,833,968
Commercial and industrial loans	3,170,997	2,438,460	149,957	5,759,414
Total	$13,018,883	$2,438,460	$8,909,281	$24,366,624

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	2010	2009	2008
Commercial loans:
Commercial mortgages – investor	$(692,667)	$(64,538)	$—
Commercial mortgages – owner occupied	—	(50,215)	(246,000)
Construction and development	(1,864,932)	(2,264,618)	(844,536)
Commercial and industrial loans	(581,403)	(302,430)	(413,567)
Consumer loans:
Residential mortgages	(529,469)	(345,412)	(542,773)
Home equity lines of credit	(275,944)	(15,567)	(75,000)
Other	(3,306)	(45,696)	(64,808)
Total	$(3,947,721)	$(3,088,476)	$(2,186,684)

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. The amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company's control, including, among other things, the performance of the Company's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company's allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.

Carrollton Bancorp Form 10-K - Page 68

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 5 or higher, a special assets committee analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool over the prior twelve quarters. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company's pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank's lending management and staff; (ii) the effectiveness of the Company's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance.

Included in the general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

The following table details the allocation of the allowance for loan losses by portfolio segment as of December 31, 2010 and 2009. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	2010	2009
Commercial loans:
Commercial mortgages - investor	$1,073,448	$284,471
Commercial mortgages – owner occupied	460,914	355,641
Construction and development	1,112,103	1,544,654
Commercial and industrial loans	754,770	696,460
Consumer loans:
Residential mortgages	821,197	1,054,475
Home equity lines of credit	243,119	366,448
Other	15,685	20,455
Total	$4,481,236	$4,322,604

Carrollton Bancorp Form 10-K - Page 69

Transactions in the allowance for loan losses for the years ended December 31 were as follows:

	2010	2009	2008
Beginning balance	$4,322,604	$3,179,741	$3,270,425
Provision charged to operations	4,106,353	4,231,339	2,096,000
Recoveries	78,372	114,335	81,793
	8,507,329	7,525,415	5,448,218
Loans charged off	4,026,093	3,202,811	2,268,477
Ending balance	$4,481,236	$4,322,604	$3,179,741

Loans with a balance of approximately $110.9 million and $106.0 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2010 and 2009, respectively.

5. Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2010	2009	2008
Loan commitments
Mortgage loans	$1,521,487	$5,411,309	$4,847,310
Construction and land development	6,458,101	13,529,382	23,864,454
Commercial loans	1,315,038	257,000	2,683,700
	$9,294,626	$19,197,691	$31,395,464
Unused lines of credit
Home equity lines	$36,885,266	$38,404,487	$40,965,247
Commercial lines	26,746,312	27,552,238	37,517,960
Unsecured consumer lines	1,058,257	1,061,286	1,171,187
	$64,689,835	$67,018,011	$79,654,394
Letters of credit	$3,665,222	$3,837,873	$2,604,489

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

6. Related Party Transactions

The Company’s executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectability. During the years ended December 31, 2010, 2009, and 2008, transactions in related party loans were as follows:

	2010	2009	2008
Beginning balance	$2,904,608	$2,788,468	$4,423,636
Additions	33,775	328,361	693,468
Repayments	(55,523)	(212,221)	(2,328,636)
Ending balance	$2,882,860	$2,904,608	$2,788,468

Carrollton Bancorp Form 10-K - Page 70

A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2010, 2009 and 2008, amounts paid to the law firm in connection with those services were  approximately $233,761, $299,645 and $381,271,  respectively.

A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2010, 2009 and 2008, amounts paid to the insurance brokerage for insurance premiums were approximately $219,780, $229,020 and $213,630, respectively.

A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for brokerage, appraisal and management services. In late 2006 and 2007, contracts for the construction of two branches were awarded on a competitive bid basis to a related party. Contract payments totaling approximately $2,225 in 2010, $3,639 in 2009, and $126,562 in 2008, were paid to the related party.

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposits as of December 31, 2010 and 2009 were $2.3 million and $2.9 million, respectively.

7. Premises and Equipment

A summary of premises and equipment is as follows as of December 31:

	2010	2009
Land and improvements	$909,544	$909,544
Buildings	4,751,104	4,566,652
Leasehold improvements	2,800,292	2,800,292
Equipment and fixtures	4,356,132	4,262,858
	12,817,072	12,539,346
Accumulated depreciation and amortization	(5,827,800)	(5,294,894)
	$6,989,272	$7,244,452

Depreciation and amortization of premises and equipment was $670,999, $634,189 and $675,409 for 2010, 2009 and 2008, respectively. Amortization of software was $61,560, $56,668 and $60,507 for 2010, 2009 and 2008, respectively.

8. Deposits

Major classifications of interest-bearing deposits are as follows as of December 31:

	2010	2009
NOW and Super NOW	$26,496,867	$24,131,665
Money market	43,427,204	47,488,926
Savings	26,558,428	25,365,791
Certificates of deposit of $100,000 or more	67,822,542	85,794,998
Other time deposits	71,071,018	100,227,324
	$235,376,059	$283,008,704

Time deposits mature as follows:

	December 31,
	2010	2009
Maturing within one year	$74,544,750	$145,313,450
Maturing over one to two years	16,865,415	13,682,910
Maturing over two to three years	10,620,232	7,040,639
Maturing over three to four years	16,486,907	2,284,049
Maturing over four to five years	20,376,256	17,701,274
	$138,893,560	$186,022,322

Carrollton Bancorp Form 10-K - Page 71

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

Federal Home Loan Bank Borrowings December 31,	2010	2009	2008
Due 2009, 0.48% to 2.33%	$—	$—	$21,600,000
Due 2010, 0.35% to 3.57%	—	15,500,000	15,500,000
Due 2011, 0.19% to 4.04%	36,750,000	15,900,000	15,900,000
Due 2012, 3.18% to 3.52%	9,000,000	9,000,000	9,000,000
Due 2013, 3.26% to 4.33%	2,550,000	2,890,000	3,230,000
	$48,300,000	$43,290,000	$65,230,000
Federal funds purchased and securities sold under repurchase agreements	$—	$6,542,472	$14,210,755
Weighted average interest rate at year-end:
Advances from the FHLB	2.08%	3.04%	2.30%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.00%
Maximum outstanding at any month end:
Advances from the FHLB	$53,070,000	$76,730,000	$82,550,000
Federal funds purchased and securities sold under repurchase agreements	$4,489,302	$11,487,274	$15,697,045
Average balance outstanding during the year:
Advances from the FHLB	$40,713,288	$51,600,274	$51,812,650
Federal funds purchased and securities sold under repurchase agreements	$2,742,922	$8,283,250	$13,404,970
Weighted average interest rate during the year:
Advances from the FHLB	2.88%	2.75%	3.07%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.01%	1.76%

The Company has external sources of funds through the Federal Reserve Bank (FRB) and Federal Home Loan Bank of Atlanta (FHLB), which can be drawn upon when required. At December 31, 2010, the line of credit at FHLB based on qualifying loans pledged as collateral was $56.7 million. The Company can also pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $13.6 million of securities pledged at the FHLB and $4.4 million of securities pledged at the FRB under which the Company’s subsidiary, Carrollton Bank, could borrow $17.5 million.  Approximately $13.9 million of securities have not been pledged against any borrowings. Outstanding borrowings at the FHLB were $48.3 million at December 31, 2010. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to the institutions before Carrollton Bank could borrow against the lines. There was no balance outstanding under these lines at December 31, 2010. These lines bear interest at the current federal funds rate of the correspondent banks.

Carrollton Bancorp Form 10-K - Page 72

10. Other noninterest Expenses

Other noninterest expenses include the following for the years ended December 31:

	2010	2009	2008
Losses on other real estate owned and related expenses	$888,820	$529,086	$268,743
Data processing services	794,507	777,595	853,868
FDIC Assessment	718,176	776,896	92,424
Loan expenses	699,382	616,323	438,591
Employee recruiting and training	158,225	222,907	161,044
Marketing	270,050	379,594	340,514
Directors’ fees	266,246	274,150	307,850
Liability insurance	160,983	152,915	158,687
Software maintenance	154,204	137,112	144,120
Printing, stationary, and supplies	147,513	175,882	164,723
Postage and freight	129,097	182,334	118,684
Telephone	146,383	183,809	181,732
Carrier and currency service	104,153	122,377	144,583
ATM services	81,292	85,894	81,068
Deposit premium amortization	61,587	123,174	123,174
Stockholder expense	65,319	67,015	76,527
Software amortization	61,560	56,668	60,507
Contributions	33,850	23,900	88,348
Professional fees and licenses	89,098	128,258	58,904
Other	505,582	260,413	382,130
	$5,536,027	$5,276,302	$4,246,221

11. Preferred Stock

On February 13,  2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement — Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A Preferred Stock”), and (ii) a warrant to purchase 205,379 shares of the Company’s common stock, par value $1.00 per share. The Company raised $9,201,000 through the sale of the Series A Preferred Stock which qualifies as Tier 1 capital. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. Dividends are payable quarterly.

The Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date, with prior regulatory approval.

The warrant is exercisable in whole or in part at $6.72 per share at any time on or before February 13, 2019. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company registered the Series A Preferred Stock, the warrant, and the shares of common stock underlying the warrant (the “warrant shares”) on February 13, 2009. Neither the Series A Preferred Stock nor the warrant are subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one-half of the warrant shares prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $9,201,000 from one or more qualified equity offerings and (b) December 31, 2009.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). As a condition to the closing of the transaction, The Company’s Senior Executive Officers including Robert A. Altieri, Gary M. Jewell, and Lola B. Stokes each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messrs’s Altieri and Jewell and Mrs. Stokes employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

Carrollton Bancorp Form 10-K - Page 73

The Treasury’s current consent shall be required for any increase in the common dividends per share until February 13, 2012 unless prior to such date, the Series A preferred stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

12. Stock Options

At the Company’s annual stockholders meeting on May 15, 2007, the 2007 Equity Plan was approved. Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Common Stock were issued to all but one non-employee director in May 2010, 2009, and 2008. The one director that did not receive stock is prohibited from receiving stock by that director’s employer. No new grants will be made under the 1998 Long Term Incentive Plan. However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

The 1998 Long Term Incentive Plan provided for the granting of common stock options to directors and key employees. In 2004, the stockholders approved increasing the number of shares available for grant under the Plan from 210,000 shares to 300,000 shares. These stock option awards contained a serial feature whereby one third of the options granted vest and can be exercised after each year. Option prices were equal to the estimated fair market value of the common stock at the date of the grant. Options expire ten years after the date of grant or upon employee termination if not exercised.

Information with respect to options outstanding is as follows for the years ended December 31:

	2010		2009		2008
	Shares	Option Price Range	Shares	Option Price Range	Shares	Option Price Range
Outstanding at beginning of year	130,985		156,385		184,555
Granted	—		—		—
Exercised	—		—		(2,550)	$10.94 to $12.67
Expired/Canceled	(46,510)	$9.71 to $18.03	(25,400)	$15.36 to $15.42	(25,620)	$16.70 to $18.10
Outstanding at end of year	84,475	$9.71 to $18.03	130,985	$9.71 to $18.03	156,385	$9.71 to $18.03
Exercisable at December 31	84,475		130,775		151,848
Aggregate intrinsic value at year end	$0.00		$0.00		$0.00

As a result of adopting ASC Topic 718 on January 1, 2006, incremental stock- based compensation expense recognized was $496, $11,892 and $7,315 during 2010, 2009 and 2008. As of December 31, 2010, there was no unrecognized compensation expense related to nonvested stock options because all options were fully vested. The total intrinsic value of options exercised during the year ended December 31, 2008 was approximately $5,000. No options were exercised in 2010 or 2009.

Carrollton Bancorp Form 10-K - Page 74

A summary of information about stock options outstanding is as follows at December 31, 2010:

Weighted Average Exercise Price	Shares	Weighted Average Remaining Life (Years)	Shares Underlying Options Currently Exercisable
$9.71	1,260	0.31	1,260
10.94	14,175	0.39	14,175
12.11	2,520	1.31	2,520
12.14	630	1.16	630
12.67	13,200	1.57	13,200
14.45	4,620	4.30	4,620
14.50	3,150	2.31	3,150
14.50	21,000	4.96	21,000
16.02	8,000	3.56	8,000
16.22	4,200	3.30	4,200
16.31	5,460	5.30	5,460
17.16	5,000	6.00	5,000
17.25	630	6.07	630
18.03	630	5.40	630
14.00	84,475	3.20	84,475

As of December 31, 2010, the weighted average exercise price of shares underlying options currently exercisable was $14.00 per share.

No options were granted in 2010, 2009 or 2008.

13. Net Income per Share

The calculation of net income per common share is as follows for the years ended December 31:

	2010	2009	2008
Weighted average common shares outstanding	2,571,581	2,567,286	2,620,441
Stock option adjustment	—	—	—
Weighted average common shares outstanding-diluted	2,571,581	2,567,286	2,620,441
Net (loss) income available to common stockholders	$(1,488,635)	$(899,398)	$846,851
Basic net (loss) income per share	$(0.58)	$(0.35)	$0.32
Diluted net (loss) income per share	$(0.58)	$(0.35)	$0.32

Carrollton Bancorp Form 10-K - Page 75

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

	2010	2009	2008
Net (loss) Income	$(945,636)	$(480,154)	$846,851
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	1,032,119	(533,165)	(5,385,284)
Net actuarial (loss) gain on defined benefit retirement plan	(444,497)	896,825	(2,013,985)
Accumulated gain (loss) on effective cash flow hedging derivative	(324,765)	(266,761)	471,257
Less: Adjustment for security gains realized in net income	(397,175)	(5,736)	(244,036)
Other comprehensive income (loss) before tax	(134,318)	91,163	(7,172,048)
Income taxes (benefit) on comprehensive income	(52,982)	32,485	(2,829,015)
Other comprehensive income (loss) after tax	(81,336)	58,678	(4,343,033)
Comprehensive income (loss)	$(1,026,972)	$(421,476)	$(3,496,182)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2010	2009
Net actuarial (loss) gain on defined benefit post-retirement benefit plans	$(918,357)	$(649,192)
Net unrealized (loss) gain on securities available for sale	(2,786,839)	(3,171,329)
Accumulated gain on effective cash flow hedging derivatives	—	196,661
	$(3,705,196)	$(3,623,860)

Carrollton Bancorp Form 10-K - Page 76

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2010, the most recent notification from the Federal Reserve Bank and the FDIC categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Company’s or the Bank’s category.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (to risk-weighted assets)
Consolidated	$41,629,000	11.35%	$29,340,000	8.0%	$36,676,000	10.0%
Carrollton Bank	39,707,000	10.84%	29,298,000	8.0%	36,622,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	37,100,000	10.12%	14,670,000	4.0%	22,005,000	6.0%
Carrollton Bank	35,178,000	9.61%	14,648,880	4.0%	21,973,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	37,100,000	9.45%	15,704,000	4.0%	19,629,757	5.0%
Carrollton Bank	35,178,000	9.00%	15,641,000	4.0%	19,551,350	5.0%
December 31, 2009
Total Capital (to risk-weighted assets)
Consolidated	$42,983,000	11.37%	$30,243,000	8.0%	$37,804,000	10.0%
Carrollton Bank	41,360,000	10.99%	30,108,000	8.0%	37,635,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	38,660,000	10.23%	15,121,000	4.0%	22,682,000	6.0%
Carrollton Bank	37,037,000	9.84%	15,054,000	4.0%	22,581,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	38,660,000	9.27%	16,690,000	4.0%	20,863,000	5.0%
Carrollton Bank	37,037,000	8.67%	17,096,000	4.0%	21,371,000	5.0%

16. Retirement Plans

In the year ended December 31, 2006, the Company adopted ASC Topic 715, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures.

Carrollton Bancorp Form 10-K - Page 77

Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004. The following table sets forth the financial status of the Plan as of and for the years ended December 31:

	2010	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$8,211,541	$8,053,475	$8,504,945
Interest cost	481,030	472,114	484,362
Actuarial (gain) loss	637,353	111,686	(532,116)
Benefits paid	(474,714)	(425,734)	(403,716)
Benefit obligation at end of year	8,855,210	8,211,541	8,053,475
Change in Plan Assets:
Fair value of plan assets at beginning of year	7,139,470	6,084,579	8,550,034
Actual return on plan assets	806,372	1,320,125	(1,991,902)
Employer contribution	30,000	228,000	—
Benefits paid and administrative expenses	(474,714)	(493,234)	(473,553)
Fair value of plan assets at end of year	7,501,128	7,139,470	6,084,579
Funded status	$(1,354,082)	$(1,072,071)	$(1,968,896)
Amounts Recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—
Other liabilities	(1,354,082)	(1,072,071)	(1,968,896)
Net amount recognized	$(1,354,082)	$(1,072,071)	$(1,968,896)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$1,760,848	$1,483,324	$2,233,588
Prior service cost (credit)	—	—	—
Net amount recognized (before tax effect)	$1,760,848	$1,483,324	$2,233,588
Assumptions Used in Measuring the Projected Benefit Obligation were as Follows for the Years Ended December 31:
Discount rates	5.50%	6.00%	6.00%
Rates of increase in compensation levels	N/A	N/A	N/A
Long-term rate of return on assets	6.00%	6.00%	5.85%
Net Periodic Pension Expense Includes the Following Components:
Service cost	$—	$—	$—
Interest cost	481,030	472,114	484,362
Expected return on plan assets	(452,854)	(426,995)	(489,497)
Amortization of transition asset	6,311	15,910	—
Net periodic pension cost (benefit)	$34,487	$61,029	$(5,135)
Accumulated Benefit Obligation at Year End	$8,855,210	$8,211,541	$8,053,475
Allocation of Assets
Equity securities	59%	60%	49%
Fixed income-guaranteed fund	41%	40%	51%
	100%	100%	100%

There are no net transaction obligation (asset), prior service cost (credit) and estimated net loss (gain) for the Plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Benefits expected to be paid from the Plan are as follows:

Year	Amount
2011	$467,999
2012	476,702
2013	476,528
2014	467,609
2015	465,055
2016-2020	2,448,573

Carrollton Bancorp Form 10-K - Page 78

The Plan’s investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the Plan. Investment objectives have been established by considering the Plan’s liquidity needs and time horizon and the fiduciary standards under ERISA. The asset allocation strategy is developed to meet the Plan’s long- term needs in a manner designed to control volatility and to reflect the Company’s risk tolerance.

In determining the long-term rate of return on pension plan assets assumption, the target asset allocation is first reviewed. An expected long-term rate of return is assumed for each asset class, and an underlying inflation rate assumption is also made. The effects of asset diversification and periodic fund rebalancing are also considered.

The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with three months of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Once an employee has been at the Company for one year, the Company then contributes 3% of the employee’s salary to the Plan for the employee’s benefit. The Company also matches 50% of the employee 401(k) contribution up to 6% of employee compensation. Contributions to this Plan, included in employee benefit expenses, were $420,865, $328,197 and $336,882 for 2010, 2009 and 2008, respectively.

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

The components of income tax expense are as follows for the years ended December 31:

	2010	2009	2008
Current
Federal	$(247,779)	$(184,337)	$129,274
State	(42,610)	(29,528)	4,653
	(290,389)	(213,865)	133,927
Deferred	(603,743)	(468,711)	(9,730)
	$(894,132)	$(682,576)	$124,197

The components of the deferred tax benefits were as follows for the years ended December 31:

	2010	2009	2008
Provision for loan losses	$317,875	$(405,981)	$39,175
Nonaccrual interest on loans	(95,137)	—	—
Deferred loan origination costs	(13,036)	6,595	(3,433)
Deferred compensation plan	(4,897)	(4,771)	(5,981)
Pension plan contributions	64,092	—	—
Depreciation	(3,636)	214,432	115,566
Discount accretion	(4,278)	(570)	(4,114)
Investment impairment losses	(770,256)	(155,384)	(41,134)
Other real estate owned impairment losses	(145,199)	(123,032)	(65,873)
Charitable contribution carryover	(22,708)	—	—
Alternative Minimum Tax carryover	—	—	(43,936)
Valuation allowance for capital losses	73,437	—	—
	$(603,743)	$(468,711)	$(9,730)

Carrollton Bancorp Form 10-K - Page 79

The components of the net deferred tax liability were as follows for the years ended December 31:

	2010	2009	2008
Deferred tax assets
Allowance for loan losses	$1,098,792	$1,416,667	$1,010,686
Deferred compensation plan	226,405	221,508	216,737
Unrealized losses on available for sale investment securities	1,815,323	1,937,673	1,622,142
Accrued retirement benefits	534,118	422,878	776,631
Nonaccrual interest on loans	95,137	—	—
Investment impairment losses	966,773	196,518	41,134
Other real estate owned impairment losses	334,105	188,905	65,873
AMT and charitable contribution carryforward	66,644	43,936	43,936
Valuation allowance for capital losses	(73,437)	—	—
	5,063,860	4,428,085	3,777,139
Deferred tax liabilities
Deferred loan origination costs	95,146	108,181	101,586
Discount accretion	6,469	10,746	11,316
FHLB Stock dividends	2,062	2,062	2,062
Depreciation	277,187	281,712	67,280
	380,864	402,701	182,244
Net deferred tax asset	$4,682,996	$4,025,384	$3,594,895

The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2010	2009	2008
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Tax-exempt income	9.8	17.9	(26.8)
State income taxes, net of federal income tax benefit	5.7	4.3	3.8
Nondeductible expense	(0.9)	2.5	1.8
	48.6%	58.7%	12.8%

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

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $1,318,739, $1,333,035, and $1,249,543 for 2010, 2009, and 2008, respectively.

Lease obligations will require minimum rental payments as follows:

Period	Minimum rentals
2011	$1,024,148
2012	985,849
2013	1,025,850
2014	1,006,661
2015	945,211
Remaining years	6,991,234
$11,978,953

Carrollton Bancorp Form 10-K - Page 80

20. Parent Company Financial Information

The balance sheets as of December 31, 2010 and 2009 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2010, 2009, and 2008, are presented below:

Balance Sheets

	December 31,
	2010	2009
Assets
Cash	$1,000	$1,000
Interest-bearing deposits in subsidiary	1,403,868	43,582
Investment in subsidiary	31,483,013	33,595,030
Investment securities available for sale	384,611	1,406,260
Other assets	149,463	214,130
	$33,421,955	$35,260,002
Liabilities and Stockholders’ Equity
Liabilities	$26,887	$41,927
Stockholders’ Equity
Preferred Stock	8,925,171	8,842,222
Common Stock	2,573,088	2,568,588
Additional Paid-in Capital	15,713,872	15,694,328
Retained earnings	9,888,133	11,736,797
Accumulated other comprehensive income	(3,705,196)	(3,623,860)
	33,395,068	35,218,075
	$33,421,955	$35,260,002

Statements of Income

	Years ended December 31,
	2010	2009	2008
Income
Dividends from subsidiary	$1,047,126	$1,105,953	$5,623,906
Interest and dividends	28,714	46,533	80,368
Security losses	13,278	(4,634)	(103,474)
	1,089,118	1,147,852	5,600,800
Expenses	154,731	70,658	197,630
Income before income taxes and equity in undistributed net income of subsidiary	934,387	1,077,194	5,403,170
Income tax expense (benefit)	(41,306)	(22,132)	(107,597)
	975,693	1,099,326	5,510,767
Equity in undistributed net income (loss) of subsidiary	(1,921,329)	(1,579,480)	(4,663,916)
Net Income	$(945,636)	$(480,154)	$846,851

Carrollton Bancorp Form 10-K - Page 81

Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$(945,636)	$(480,154)	$846,851
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net (income) loss of subsidiary	1,921,329	1,579,480	4,663,916
(Gains) losses on disposal of securities	(252,663)	300	(808)
Deferred Taxes	(71,298)	(18,007)	—
Write down of equity securities	239,385	4,448	104,282
Stock based compensation expense	—	—	7,315
Stock issued under 2007 Equity Plan	23,548	20,637	50,400
Decrease (increase) in other assets	64,410	(94,015)	(12,652)
Increase (decrease) in other liabilities	(15,040)	(13,869)	(3,092)
Net cash provided by (used in) operating activities	964,035	998,820	5,656,212
Cash Flows from investing Activities:
Purchase of securities available for sale	—	—	(574,160)
Purchase of Bank stock	—	(9,201,000)	—
Proceeds from sales of securities available for sale	1,216,330	—	3,046
Net cash (used in) provided by investing activities	1,216,330	(9,201,000)	(571,114)
Cash Flows from Financing Activities:
Dividends paid	(820,079)	(963,671)	(1,248,759)
Common stock repurchase and retirement	—	—	(3,883,870)
Preferred stock issued	—	9,180,000	—
Stock options exercised	—	—	28,656
Income tax benefit from exercise of stock options	—	—	1,833
Net cash used in financing activities	(820,079)	8,216,329	(5,102,140)
Net increase (decrease) in cash	1,360,286	14,149	(17,042)
Cash and cash equivalents at beginning of year	44,582	30,433	47,475
Cash and cash equivalents at end of year	$1,404,868	$44,582	$30,433
Supplemental Information:
Income taxes paid, net of refunds and cash received from subsidiaries	$(6,752)	$(362,713)	$69,344

21. FAIR VALUE AND FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

Carrollton Bancorp Form 10-K - Page 82

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

Loans held for sale:  The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted pricing exists, the fair value of residential mortgage loans originated for sale is estimated by discounting future cash flows using current rates for which similar loans would be made to borrowers with similar credit histories.

Impaired loans and other real estate owned:  Nonrecurring fair value adjustments to loans and other real estate owned (“OREO”) reflect full or partial write-downs that are based on the loan’s or OREO’s observable market price or current appraised value of the collateral in accordance with ASC Topic 310-40, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans and OREO is not active, loans or OREO subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or OREO are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or OREO subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

	Fair Value Measurements at December 31, 2010 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$28,125,809	$390,934	$27,361,333	$373,542

Carrollton Bancorp Form 10-K - Page 83

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis during 2010 that were still held in the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at year end.

	Carrying value at December 31, 2010:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale	$32,754,383	$—	$32,754,383	$—
Impaired loans	10,101,483	—	10,101,483	—
Other real estate owned (OREO)	4,509,551	—	4,509,551	—

During 2010, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $4.0 million of losses related to loans were recognized as charge-offs for loan losses and $616,000 of write downs and losses on disposal of OREO properties were recognized as other operating expenses. During 2010, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

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

Investment Securities

The fair values of securities held to maturity and securities available for sale are based upon quoted market prices or dealer quotes. Level 3 of the fair value hierarchy was used to determine fair value of Trust Preferred securities because the market for these securities at December 31, 2010 and 2009 was not active.

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

Carrollton Bancorp Form 10-K - Page 84

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

	December 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Cash and cash equivalents	$6,662,853	$6,662,853	$23,333,372	$23,333,372
Investment securities (total)	32,409,384	32,599,900	58,118,849	58,208,316
Federal Home Loan Bank stock	3,463,000	3,463,000	3,876,100	3,876,100
Loans held for sale	32,754,383	32,852,418	24,537,566	24,517,794
Loans, net	284,747,653	290,910,582	289,452,064	289,218,836
Financial liabilities
Noninterest-bearing deposits	$66,253,472	$66,253,472	$52,782,626	$52,782,626
Interest-bearing deposits	235,376,059	229,643,059	283,008,704	284,072,714
Federal funds purchased and securities sold under agreements to repurchase	—	—	6,542,472	6,542,472
Advances from the Federal Home Loan Bank	48,300,000	48,807,000	43,290,000	44,214,317

22. New Authoritative Accounting Guidance

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

ASC Topic 310 Receivables.

New authoritative accounting guidance under ASC Topic 310, Receivables, amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance.  The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the year ended December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income or balance sheet.  The disclosures about activity that occurs will be effective for reporting periods after January 1, 2011, and will have no impact on the Company’s statements of income or balance sheet.

FASB ASC Topic 810, Consolidation.

New authoritative accounting guidance under ASC Topic 810, Consolidation, amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Carrollton Bancorp Form 10-K - Page 85

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

FASB ASC Topic 860, Transfers and Servicing.

New authoritative accounting guidance under ASC Topic 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

23. Consolidated Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,911,704	$5,027,393	$4,989,117	$4,948,696
Interest expense	1,595,863	1,493,860	1,314,129	1,124,638
Net interest income	3,315,841	3,533,533	3,674,988	3,824,058
Gain (loss) on security sales and impairment losses	(753,537)	(133,939)	(193,733)	(335,685)
Provision for loan losses	134,686	569,577	940,099	2,461,991
Other noninterest income	1,695,784	1,828,166	2,339,355	2,393,842
Noninterest expenses	4,417,094	4,357,277	4,697,104	5,450,613
Income (loss) before income taxes	(293,692)	300,906	183,407	(2,030,389)
Income taxes (benefit)	(162,439)	79,665	30,133	(841,491)
Net income (loss)	(131,253)	221,241	153,274	(1,188,898)
Preferred stock dividends and discounts accretion	135,484	135,484	135,484	136,547
Net income (loss) available to common stockholders	$(266,737)	$85,757	$17,790	$(1,325,445)
Net income (loss) per share — basic	$(0.10)	$0.03	$0.01	$(0.52)
Net income (loss) per share — diluted	$(0.10)	$0.03	$0.01	$(0.52)
Cash dividends per share	$0.04	$0.04	$0.04	$0.02
Market prices: high	$8.24	$5.84	$5.61	$5.63
Low	$4.37	$4.90	$4.25	$3.97

Carrollton Bancorp Form 10-K - Page 86

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,479,627	$5,440,913	$5,338,083	$5,403,028
Interest expense	2,050,661	2,045,317	2,118,640	1,916,551
Net interest income	3,428,966	3,395,596	3,219,443	3,486,477
Gain (loss) on security sales and impairment losses	—	9,087	(243,927)	(26,344)
Provision for loan losses	165,000	571,000	1,600,000	1,895,339
Other noninterest income	1,815,825	2,047,212	1,970,609	2,149,856
Noninterest expenses	4,370,472	4,654,814	4,414,374	4,744,531
Income (loss) before income taxes	709,319	226,081	(1,068,249)	(1,029,881)
Income taxes (benefit)	220,994	29,933	(474,736)	(458,767)
Net income (loss)	488,325	196,148	(593,513)	(571,114)
Preferred stock dividends and discounts accretion	10,236	138,040	135,484	135,484
Net income (loss) available to common stockholders	$478,089	$58,108	$(728,997)	$(706,598)
Net income (loss) per share — basic	$0.19	$0.02	$(0.28)	$(0.28)
Net income (loss) per share — diluted	$0.19	$0.02	$(0.28)	$(0.28)
Cash dividends per share	$0.08	$0.08	$0.04	$0.04
Market prices: high	$7.00	$7.42	$6.49	$6.00
Low	$3.93	$4.30	$4.85	$4.08

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,559,959	$5,474,229	$5,684,721	$5,687,691
Interest expense	2,157,184	1,930,005	2,167,677	2,202,316
Net interest income	3,402,775	3,544,224	3,517,044	3,485,375
Provision for loan losses	99,000	99,000	799,000	1,099,000
Other noninterest income	1,660,186	1,645,704	1,642,103	1,637,701
Noninterest expenses	4,417,019	4,163,855	4,364,975	4,522,215
Income before income taxes	546,942	927,073	(4,828)	(498,139)
Income taxes	117,993	300,155	(55,557)	(238,394)
Net income	$428,949	$626,918	$50,729	$(259,745)
Net income per share — basic	$0.16	$0.24	$0.02	$(0.10)
Cash dividends per share	$0.12	$0.12	$0.12	$0.12
Market prices: high	$15.08	$14.99	$14.00	$9.34
Low	$12.00	$11.75	$8.00	$5.50

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure during 2010.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objective.

Carrollton Bancorp Form 10-K - Page 87

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting.  In connection with our evaluation, no change was identified in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information appearing under the captions “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information appearing under the captions “Election of Directors – Director Compensation,” ‘‘Executive Compensation’’ and ‘‘Outstanding Equity Awards at 2010 Fiscal Year End’’ in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011.

Carrollton Bancorp Form 10-K - Page 88

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about the Company’s equity securities that may be issued under all of the Company’s equity compensation plans as of the end of the most recently completed fiscal year:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	84,475	$ 14.00	484,700
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	84,475	$ 14.00	484,700

The remaining information required by this Item is incorporated by reference to the information appearing under the caption “Security Ownership of Directors and Executive Officers” and “Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to the information appearing under the captions “Director Independence” and “Certain Transactions and Relationships” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011.

Item 14. Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference to the information appearing under the caption “Audit Fees and Services” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011.

Part iv

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements
Carrollton Bancorp and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010, and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
None

Carrollton Bancorp Form 10-K - Page 89

3. Exhibits Exhibit Number	Description
3.1(i)	Articles of Incorporation of Carrollton Bancorp (9)
3.1(ii)	Articles of Amendment of Carrollton Bancorp (9)
3.1(iii)	Articles Supplementary of Carrollton Bancorp (9)
3.2(i)	By-Laws of Carrollton Bancorp(9)
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp (9)
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp (1)
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore (2)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank (3)
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank (10)
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank (10)
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank (10)
10.22	Amended and Restated Employment agreement with Gary M. Jewell dated June 8, 2010 (4)
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank (10)
10.24	Employment agreement with Robert A. Altieri (5)
10.25	Employment agreement with Lola B. Stokes (6)
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp (8)
10.28	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury (1)
10.29	Form Waiver executed by each of Robert A. Altieri, Gary M. Jewell, and Lola B. Stokes (1)
10.30	Lease dated December 30, 2010, by and between 9515 Deereco Road, LLC and Carrollton Mortgage Services, Inc. (11)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(b)
32.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(b)
99.1	Certification of Chief Executive Officer under EESA Section 111(b)(4)
99.2	Certification of Chief Financial Officer under EESA Section 111(b)(4)
3.1(i)	Articles of Incorporation of Carrollton Bancorp (9)
3.1(ii)	Articles of Amendment of Carrollton Bancorp (9)
3.1(iii)	Articles Supplementary of Carrollton Bancorp (9)
3.2(i)	By-Laws of Carrollton Bancorp(9)
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp (9)
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp (1)
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore (2)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank (3)
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank (10)
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank (10)
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank (10)
10.22	Amended and Restated Employment agreement with Gary M. Jewell dated June 8, 2010 (4)
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank (10)
10.24	Employment agreement with Robert A. Altieri (5)
10.25	Employment agreement with Lola B. Stokes (6)
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp (8)
10.28	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury (1)
10.29	Form Waiver executed by each of Robert A. Altieri, Gary M. Jewell, and Lola B. Stokes (1)
10.30	Lease dated December 30, 2010, by and between 9515 Deereco Road, LLC and Carrollton Mortgage Services, Inc. (11)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(b)
32.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(b)
99.1	Certification of Chief Executive Officer under EESA Section 111(b)(4)
99.2	Certification of Chief Financial Officer under EESA Section 111(b)(4)

(1)        Incorporated by reference to the Registrant’s Form 8-K filed 2/17/2009 (File No.: 000-23090).

(2)        Incorporated by reference from Registration Statement dated January 12, 1990, on SEC Form S-4 (1933 Act File No.: 33-33027).

(3)        Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, (1934 Act File No.: 0-23090).

(4)        Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed 11/12/2010 (File No.: 000-23090).

(5)        Incorporated by reference to the Registrant’s Form 8-K filed 9/25/2007 (File No.: 000-23090).

(6)        Incorporated by reference to the Registrant’s Form 8-K filed 10/24/2007 (File No.: 000-23090).

(7)        Incorporated by reference to the Registrant’s Form 8-K filed 11/8/2007 (File No.: 000-23090).

(8)        Incorporated by reference to the Registrant’s Form 8-K filed 9/30/2008 (File No.: 000-23090).

(9)        Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008, filed 3/10/2009 (File No.: 000-23090).

(10)      Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2009, filed March 25, 2010 (File No.: 000-23090).

(11)      Incorporated by reference to the Registrant’s Form 8-K filed 2/7/2011 (File No.: 000-23090).

Carrollton Bancorp Form 10-K - Page 90

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP
(Registrant)

March 24, 2011	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 24, 2011	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer
March 24, 2011	By: /s/ Mark A. Semanie Mark A. Semanie (Principal financial and accounting officer) Senior Vice President and Chief Financial Officer

Board of Directors

March 24, 2011	By: /s/ Robert J. Aumiller Robert J. Aumiller Director

March 24, 2011	By: /s/ Steven K. Breeden Steven K. Breeden Director

March 24, 2011	By: /s/ Albert R. Counselman Albert R. Counselman Chairman of the Board

March 24, 2011	By: /s/ Harold I. Hackerman Harold I. Hackerman Director

March 24, 2011	By: /s/ William L. Hermann William L. Hermann Director

March 24, 2011	By: /s/ David P. Hessler David P. Hessler Director

March 24, 2011	By: /s/ Howard S. Klein Howard S. Klein Director
March 24, 2011	By: /s/ Charles E. Moore, Jr. Charles E. Moore, Jr. Director

Carrollton Bancorp Form 10-K - Page 91

March 24, 2011	By: /s/ Bonnie L. Phipps Bonnie Phipps Director

March 24, 2011	By: /s/ John Paul Rogers John Paul Rogers Director

March 24, 2011	By: /s/ William C. Rogers, III William C. Rogers, III Director

March 24, 2011	By: /s/ Francis X. Ryan Francis X. Ryan Director

Carrollton Bancorp Form 10-K - Page 92

Exhibit Index

Exhibit Number	Description
3.1(i)	Articles of Incorporation of Carrollton Bancorp (9)
3.1(ii)	Articles of Amendment of Carrollton Bancorp (9)
3.1(iii)	Articles Supplementary of Carrollton Bancorp (9)
3.2(i)	By-Laws of Carrollton Bancorp(9)
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp (9)
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp (1)
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore (2)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank (3)
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank (10)
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank (10)
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank (10)
10.22	Amended and Restated Employment agreement with Gary M. Jewell dated June 8, 2010 (4)
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank (10)
10.24	Employment agreement with Robert A. Altieri (5)
10.25	Employment agreement with Lola B. Stokes (6)
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp (8)
10.28	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury (1)
10.29	Form Waiver executed by each of Robert A. Altieri, Gary M. Jewell, and Lola B. Stokes (1)
10.30	Lease dated December 30, 2010, by and between 9515 Deereco Road, LLC and Carrollton Mortgage Services, Inc. (11)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(b)
32.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(b)
99.1	Certification of Chief Executive Officer under EESA Section 111(b)(4)
99.2	Certification of Chief Financial Officer under EESA Section 111(b)(4)

(1)	Incorporated by reference to the Registrant’s Form 8-K filed 2/17/2009 (File No.: 000-23090).

(2)	Incorporated by reference from Registration Statement dated January 12, 1990, on SEC Form S-4 (1933 Act File No.: 33-33027).

(3)	Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, (1934 Act File No.: 0-23090).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed 11/12/2010 (File No.: 000-23090).

(5)	Incorporated by reference to the Registrant’s Form 8-K filed 9/25/2007 (File No.: 000-23090).

(6)	Incorporated by reference to the Registrant’s Form 8-K filed 10/24/2007 (File No.: 000-23090).

(7)	Incorporated by reference to the Registrant’s Form 8-K filed 11/8/2007 (File No.: 000-23090).

(8)	Incorporated by reference to the Registrant’s Form 8-K filed 9/30/2008 (File No.: 000-23090).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008, filed 3/10/2009 (File No.: 000-23090).

(10)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2009, filed March 25, 2010 (File No.: 000-23090).

(11)	Incorporated by reference to the Registrant’s Form 8-K filed 2/7/2011 (File No.: 000-23090).

  Carrollton Bancorp Form 10-K - Page 93