Form 10-Q
period 2011-03-31
CARROLLTON BANCORP
filed 2011-05-16
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
2,576,388 common shares outstanding at May 11, 2011

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and due from banks	$2,855,755	$2,123,757
Federal funds sold and other interest-bearing deposits	4,153,961	4,539,096
Federal Home Loan Bank stock, at cost	3,463,000	3,463,000
Investment securities:
Available for sale	27,820,698	28,125,809
Held to maturity (fair value of $4,037,402 and $4,474,091)	3,873,022	4,283,575
Loans held for sale	24,357,671	32,754,383
Loans, less allowance for loan losses of $4,613,605 and $4,481,236	276,673,006	284,747,653
Premises and equipment	7,079,386	6,989,272
Accrued interest receivable	1,256,529	1,327,035
Bank owned life insurance	4,969,552	4,931,581
Deferred income taxes	4,698,082	4,682,996
Foreclosed real estate	4,255,969	4,509,551
Other assets	4,490,692	4,013,022
	$369,947,323	$386,490,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$68,679,695	$66,253,472
Interest-bearing	239,959,441	235,376,059
Total deposits	308,639,136	301,629,531
Advances from the Federal Home Loan Bank	24,950,000	48,300,000
Accrued interest payable	113,842	132,328
Accrued pension plan	1,378,336	1,354,082
Other liabilities	1,437,818	1,679,721
	336,519,132	353,095,662

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized 9,201 shares; issued and outstanding 9,201 as of March 31, 2011 and December 31, 2010 (discount of $253,763 as of March 31, 2011 and $275,829 as of December 31, 2010)	8,947,237	8,925,171
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,573,088 as of March 31, 2011 and December 31, 2010	2,573,088	2,573,088
Additional paid-in capital	15,713,872	15,713,872
Retained earnings	9,922,350	9,888,133
Accumulated other comprehensive income	(3,728,356)	(3,705,196)
	33,428,191	33,395,068
	$369,947,323	$386,490,730

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Interest income:
Loans	$4,065,366	$4,305,430
Investment securities:
Taxable	293,954	491,587
Nontaxable	76,707	95,675
Dividends	7,261	6,266
Federal funds sold and interest-bearing deposits with other banks	1,100	12,746

Total interest income	4,444,388	4,911,704
Interest expense:
Deposits	806,744	1,267,326
Borrowings	212,124	328,537

Total interest expense	1,018,868	1,595,863

Net interest income	3,425,520	3,315,841

Provision for loan losses	114,217	134,686

Net interest income after provision for loan losses	3,311,303	3,181,155

Noninterest income:
Electronic banking fees	608,564	513,099
Mortgage-banking fees and gains	775,594	740,613
Brokerage commissions	200,247	197,850
Service charges on deposit accounts	123,736	149,405
Other fees and commissions	79,246	94,817
Write down of impaired securities	(167,467)	(753,537)
Security (losses) gains, net	(2,603)	—

Total noninterest income	1,617,317	942,247

Noninterest expenses:
Salaries	1,889,913	1,787,696
Employee benefits	635,484	449,852
Occupancy	597,718	597,071
Professional services	191,925	83,276
Furniture and equipment	147,884	147,421
Other operating expenses	1,240,934	1,351,777

Total noninterest expenses	4,703,858	4,417,093

Income (loss) before income taxes	224,762	(293,691)

Income tax expense (benefit)	53,467	(162,439)

Net income (loss)	171,295	(131,252)
Preferred stock dividends and discount accretion	137,078	135,484
Net income available to common stockholders	$34,217	$(266,736)

Basic net income per common share	$0.01	$(0.10)

Diluted net income per common share	$0.01	$(0.10)
See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011 and 2010 (unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2010	$8,925,171	$2,573,088	$15,713,872	$9,888,133	$(3,705,196)
Net income	—	—	—	171,295	—	$171,295
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(23,160)	(23,160)
Comprehensive income (loss)						$148,135
Accretion of discount associated with U.S. Treasury preferred stock	22,066	—	—	(22,066)	—
Preferred stock cash dividend	—	—	—	(115,012)	—
Balance March 31, 2011	$8,947,237	$2,573,088	$15,713,872	$9,922,350	$(3,728,356)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2009	$8,842,222	$2,568,588	$15,694,328	$11,736,797	$(3,623,860)
Net income	—	—	—	(131,252)	—	$(131,252)
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	920,272	920,272
Cash flow hedging derivatives	—	—	—	—	(45,359)	(45,359)
Comprehensive income						$743,661
Accretion of discount associated with U.S. Treasury preferred stock	20,472	—	—	(20,472)	—
Stock-based compensation	—	—	496	—	—
Issuance of stock under 2007 Equity Plan	—	600	2,256	—	—
Preferred stock cash dividend	—	—	—	(115,012)	—
Cash dividends, $0.04 per share	—	—	—	(102,744)	—
Balance March 31, 2010	$8,862,694	$2,569,188	$15,697,080	$11,367,317	$(2,748,947)

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$171,295	$(131,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	114,217	134,686
Depreciation and amortization	181,660	214,149
Amortization of premiums and discounts	(11,970)	(17,836)
Write down of impaired securities	167,467	753,537
Loss on sale of securities	2,603	—
Loans held for sale made, net of principal sold	8,396,712	9,171,502
Loss (gain) on sale of foreclosed real estate	29,021	(2,126)
Loss (gain) on disposal of premises and equipment	1,101	(2,596)
2007 Equity Plan stock issued	—	2,856
Stock based compensation expense	—	496
Decrease (increase) in:
Accrued interest receivable	70,506	199,033
Prepaid income taxes	44,068	(581,794)
Deferred income taxes	24,253	—
Cash surrender value of bank owned life insurance	(37,971)	(42,407)
Other assets	(535,466)	596,791
Increase (decrease) in:
Accrued interest payable	(18,486)	(13,888)
Deferred loan origination fees	(25,316)	(24,123)
Other liabilities	(241,903)	87,240
Net cash provided by operating activities	8,331,791	10,344,268

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,800	—
Proceeds from maturities of securities available for sale	1,227,026	3,908,842
Proceeds from maturities of securities held to maturity	411,950	420,397
Purchase of securities available for sale	(1,121,457)	—
Loans made, net of principal collected	7,985,746	421,925
Purchase of premises and equipment	(259,147)	(106,926)
Proceeds from sale of foreclosed real estate	224,561	112,526
Proceeds from sale of premises and equipment	—	51,821
Net cash provided by investing activities	8,470,479	4,808,585
Cash flows from financing activities:
Net increase (decrease) in time deposits	2,835,639	(12,123,063)
Net increase (decrease) in other deposits	4,173,966	(1,375,889)
Payments of Federal Home Loan Bank advances	(23,350,000)	(2,500,000)
Net decrease in other borrowed funds	—	(2,484,857)
Dividends paid	(115,012)	(217,756)
Net cash used by financing activities	(16,455,407)	(18,701,565)
Net increase (decrease) in cash and cash equivalents	346,863	(3,548,712)
Cash and cash equivalents at beginning of period	6,662,853	23,333,372
Cash and cash equivalents at end of period	$7,009,716	$19,784,660

Supplemental information:
Interest paid on deposits and borrowings	$1,037,354	$1,609,751
Income taxes paid	$9,399	$284,504
Transfer of loan to foreclosed real estate	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three months ended March 31, 2011 and 2010 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements prepared for Carrollton Bancorp (“the Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s 2010 Annual Report on Form 10-K (“2010 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

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

The consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that will be achieved for the entire year.

Management has evaluated all significant events and transactions that occurred after March 31, 2011 through the date these financial statements were issued for potential recognition or disclosure in these financial statements.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities utilizing accounting guidance established for Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value using Level 2 inputs as defined in Note 8. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor had a notional amount of $10.0 million with a minimum interest rate of 7.00% based on U.S. prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor had a term of five years. This interest rate Floor was designated a cash flow hedge, as it was designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans changed whenever the repricing index changed, plus or minus a credit spread (based on each loan’s underlying credit characteristics), until the interest rate Floor matured on December 14, 2010. When the Prime rate index fell below the strike level of the Floor prior to maturity, the Floor’s counterparty paid the Bank the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days.

NOTE 2 – NET INCOME PER SHARE

The calculation of net income per common share is as follows:

	Three Months Ended March 31,
	2011	2010
Basic:
Net income (loss)	$171,295	$(131,252)
Net income (loss) available to common stockholders	34,217	(266,736)
Average common shares outstanding	2,573,088	2,569,168
Basic net income (loss) per common share	$0.01	$(0.10)
Diluted:
Net income (loss)	$171,295	$(131,253)
Net income (loss) available to common stockholders	34,217	(266,736)
Average common shares outstanding	2,573,088	2,569,168
Stock option adjustment	—	—
Average common shares outstanding - diluted	2,573,088	2,569,168
Diluted net income (loss) per common share	$0.01	$(0.10)

 NOTE 3 – INVESTMENT SECURITIES

Investment securities are summarized as follows:
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2011
Available for sale
U.S. government agency	$1,866,971	$89,864	$—	$1,956,835
Mortgage-backed securities	14,997,249	852,179	15,375	15,834,053
State and municipal	7,133,212	242,472	6	7,375,678
Corporate bonds	8,167,380	101,375	5,953,452	2,315,303
	32,164,812	1,285,890	5,968,833	27,481,869
Equity securities	296,293	106,400	63,864	338,829
	$32,461,105	$1,392,290	$6,032,697	$27,820,698
Held to maturity
Mortgage-backed securities	$2,648,022	$128,437	$—	$2,776,459
State and municipal	1,225,000	35,943	—	1,260,943
	$3,873,022	$164,380	$—	$4,037,402

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2010
Available for sale
U.S. government agency	$1,949,329	$103,157	$—	$2,052,486
Mortgage-backed securities	15,016,062	1,023,923	—	16,039,985
State and municipal	7,140,031	152,711	—	7,292,742
Corporate bonds	8,321,853	91,685	6,063,876	2,349,662
	32,427,275	1,371,476	6,063,876	27,734,875
Equity securities	300,695	106,323	16,084	390,934
	$32,727,970	$1,477,799	$6,079,960	$28,125,809
Held to maturity
Mortgage-backed securities	$3,058,575	$146,057	$—	$3,204,632
State and municipal	1,225,000	44,459	—	1,269,459
	$4,283,575	$190,516	$—	$4,474,091

As of March 31, 2011 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,104,243	$15,375	$—	$—	$1,104,243	$15,375
State and municipals	224,995	6	—	—	224,995	6
Corporate bonds	—	—	317,243	5,953,452	317,243	5,953,452
Equity securities	—	—	232,429	63,864	232,429	63,864
	$1,329,238	$15,381	$549,672	$6,017,316	$1,878,910	$6,032,697

Contractual maturities of debt securities at March 31, 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Over one to five years	3,922,993	4,122,453	—	—
Over five to ten years	2,280,544	2,399,602	1,225,000	1,260,943
Over ten years	10,964,026	5,125,761	—	—
Mortgage-backed securities	14,997,249	15,834,053	2,648,022	2,776,459
	$32,164,812	$27,481,869	$3,873,022	$4,037,402

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Management and the Investment Committee of the Board of Directors continuously evaluate securities for possible sale due to credit quality. Any sale and reinvestment decisions will be approved by the Investment Committee.  Excluding the trust preferred securities, unrealized losses exist on five available-for-sale securities and total $79,245 at March 31, 2011. The fair value is expected to recover as the investments approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of these securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2011 management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At March 31, 2011 and December 31, 2010, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“PreTSLs”).  The market for these securities at March 31, 2011 and December 31, 2010 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new PreTSLs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2011 and December 31, 2010;

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	Our PreTSLs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The following table (Dollars in Thousands) lists the class, credit rating, deferrals and defaults of the six trust preferred securities (PreTSL):

PreTSL	Class	Moody Credit Rating	Deferrals		Defaults
			Amount	Percent	Amount	Percent
IV	Mezzanine	Ca	6,000	9.02%	12,000	18.05%
XVIII	C	Ca	77,340	11.43	91,000	13.45
XIX	B	C	76,900	10.99	93,500	13.36
XIX	C	Ca	76,900	10.99	93,500	13.36
XXII	B-1	Caa2	257,500	18.57	182,000	13.13
XXIV	C-1	Ca	219,000	20.85	182,800	17.40

Based on qualitative considerations such as a down-grade in credit rating, defaults of underlying issuers and an analysis of expected cash flows, we determined in prior periods that three PreTSLs included in corporate bonds were other-than-temporarily impaired (OTTI). Those PreTSLs were written down in the periods in which the impairments were identified. One of the three securities required additional adjustments and we wrote our investment in this PreTSL down $167,467 through earnings during the first quarter of 2011 to the present value of expected cash flows at March 31, 2011, to properly reflect credit losses associated with this PreTSL. The remaining fair value of these three securities was $36,137 at March 31, 2011.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the PreTSLs and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  Cash flows are projected using a forward rate LIBOR curve, as these PreTSLs are variable rate instruments.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.

NOTE 4 – LOANS

Major classifications of loans at are as follows:

	March 31, 2011	December 31, 2010
Commercial loans:
Commercial mortgages - investor	$91,911,367	$86,569,680
Commercial mortgages – owner occupied	47,657,287	58,753,876
Construction and development	14,782,201	14,460,580
Commercial and industrial loans	37,413,312	38,289,199
Total commercial loans	191,764,167	198,073,335
Consumer loans:
Residential mortgages	50,602,445	51,498,271
Home equity lines of credit	38,281,173	38,956,859
Other	595,012	631,294
Total consumer loans	89,478,630	91,086,424
Deferred costs, net	43,814	69,130
Total loans	281,286,611	289,228,889
Allowance for loan losses	(4,613,605)	(4,481,236)
Net loans	$276,673,006	$284,747,653

The Bank makes loans to customers located primarily in Maryland, Virginia, Pennsylvania, and Delaware. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

The maturity and rate repricing distribution of the loan portfolio is as follows:
	March 31, 2011	December 31, 2010
Repricing or maturing within one year	$132,320,310	$125,896,421
Maturing over one to five years	97,745,111	103,443,196
Maturing over five years	51,221,190	59,889,272
	$281,286,611	$289,228,889

Loan balances have been adjusted by the following deferred amounts:
	March 31, 2011	December 31, 2010
Deferred origination costs and premiums	$875,352	$914,744
Deferred origination fees and unearned discounts	(831,538)	(845,614)
Net deferred costs (fees)	$43,814	$69,130

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

The Company originates consumer loans, including mortgage loans and loans originated with the intent to sell in the secondary market, utilizing credit score analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by credit policies, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

Non-accrual loans, segregated by class of loans, were as follows:
	March 31, 2011	December 31, 2010
Commercial loans:
Commercial mortgages - investor	$2,647,957	$1,051,459
Commercial mortgages – owner occupied	3,049,496	—
Construction and development	2,839,049	2,839,049
Commercial and industrial loans	1,635,878	155,520
Consumer loans:
Residential mortgages	292,349	802,735
Home equity lines of credit	226,953	173,014
Other	—	—
Total	$10,691,682	$5,021,777
Unrecorded interest on nonaccrual loans	$436,960	$241,031
Interest income recognized on nonaccrual loans	$29,004	$138,722

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 were as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans:
Commercial mortgages – investor	$388,074	$2,647,957	$3,036,031	$88,875,336	$91,911,367	$—
Commercial mortgages – owner occupied	8,372	3,049,496	3,057,868	44,599,419	47,657,287	—
Construction and development	—	2,839,049	2,839,049	11,943,152	14,782,201	—
Commercial and industrial loans	1,830,595	1,635,878	3,466,473	33,946,839	37,413,312	—
Consumer loans:
Residential mortgages	1,483,918	259,214	1,743,132	48,859,313	50,602,445	—
Home equity lines of credit	509,935	23,766	533,701	37,747,472	38,281,173	—
Other	6,367	—	6,367	588,645	595,012	—
Deferred costs, net	—	—	—	43,814	43,814	—
Total	$4,227,261	$10,455,360	$14,682,621	$266,603,990	$281,286,611	$—

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

Impaired loans are defined as loans that have been assessed for impairment and have been determined to either need a write down or specific reserve. Impaired loans as of March 31, 2011, are set forth in the following table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial loans:
Commercial mortgages – investor	$4,812,115	$—	$4,249,514	$4,249,514	$504,534	$4,251,288
Commercial mortgages – owner occupied	4,836,300	—	4,836,300	4,836,300	279,000	4,847,744
Construction and development	4,536,422	—	2.839,050	2.839,050	141,952	2,860,050
Commercial and industrial loans	149,957	—	149,957	149,957	29,957	149,902
Consumer loans:
Residential mortgages	858,970	—	734,230	734,230	245,579	794,732
Home equity lines of credit	139,888	—	139,888	139,888	23,689	141,074
Total	$15,333,652	$—	$12,948,939	$12,948,939	$1,224,711	$13,044,790

Nonperforming assets and loans past due 90 days or more but accruing interest were as follows:

	March 31, 2011	December 31, 2010
Nonaccrual loans	$10,691,682	$5,021,777
Restructured loans	8,337,368	7,795,668
Foreclosed real estate	4,255,969	4,509,551
Total nonperforming assets	$23,285,019	$17,326,996

One restructured note totaling $340,000 is more than 30 days past due. All other restructured notes are paying in accordance with the terms of the agreement.

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 9. A description of the general characteristics of loans characterized as “watch list” or classified is as follows:

Risk Rating 5:  Watch

Loans with a 5 risk rating are secured by generally acceptable assets which reflect above average risk. Loans rated 5 warrant closer scrutiny by management than is routine, due to circumstances affecting the borrower, the borrower’s industry or the overall economic environment.  Borrowers may reflect weaknesses such as inconsistent or weak earnings, break even or moderately deficit cash flow, thin liquidity, minimal capacity to increase leverage, or volatile market fundamentals or other industry risks.  Such loans are typically secured by acceptable collateral, at or near appropriate margins, with realizable liquidation values.

Commercial real estate loans with a 5 risk rating may possess a debt-service coverage (“DSC”) ratio which is positive but still short of Lending Policy standards, or a loan-to-value (“LTV”) ratio which exceeds our Lending Policy but is less than 90%.  Such loans may not meet conventional market terms and could require a higher risk lender for third party take-outs, and borrowers/guarantors capacity to provide support, if necessary, could be marginal.

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

Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate DSC ratio, or marginal liquidity and capitalization.  For commercial real estate loans with a 7 risk rating, the orderly liquidation of the debt is jeopardized due to lack of timely project completion, deficiency of project marketability, inadequate cash flow or collateral support, or failure of the project to meet economic expectations.  Repayment of such loans may depend upon liquidation of collateral, or upon other credit risk mitigation.  These loans require more intensive supervision by bank management.

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

Risk Rating 9: Loss

Loans with a 9 risk rating are classified “Loss.” The Comptroller’s Handbook for National Bank Examiners defines “Loss” as follows:  “Assets classified losses are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.”  Long term recoveries should not be allowed while the asset remains booked.  Losses should be taken in the period in which they surface as uncollectible.  The bankruptcy of a borrower with an unsecured credit requires that the loss be taken immediately.

The following table presents the balances of classified loans by class of commercial loan. Classified loans include loans in Risk Grades 5, 6 and 7. The Company has no loans with risk ratings of 8 or 9.

	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$3,971,214	$—	$4,381,941	$8,353,155
Commercial mortgages – owner occupied	3,614,075	—	1,786,805	5,400,880
Construction and development	2,005,738	—	2,839,050	4,844,788
Commercial and industrial loans	2,468,001	2,435,876	1,710,836	6,614,713
Total	$12,059,028	$2,435,876	$10,718,632	$25,213,536

Net (charge-offs)/recoveries, segregated by class of loans, were as follows for the periods ended March 31:

	2011	2010
Commercial loans:
Commercial mortgages – investor	$—	$(3,403)
Commercial mortgages – owner occupied	—	—
Construction and development	—	—
Commercial and industrial loans	5,487	2,020
Consumer loans:
Residential mortgages	(64,200)	(10,609)
Home equity lines of credit	76,865	18,722
Other	—	1,629
Total	$18,152	$8,359

The following table details the allocation of the allowance for loan losses by portfolio segment as of March 31, 2011 and December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	2011	2010
Commercial loans:
Commercial mortgages - investor	$1,085,519	$1,073,448
Commercial mortgages – owner occupied	497,785	460,914
Construction and development	1,176,573	1,112,103
Commercial and industrial loans	789,061	754,770
Consumer loans:
Residential mortgages	789,338	821,197
Home equity lines of credit	258,528	243,119
Other	16,801	15,685
Total	$4,613,605	$4,481,236

Transactions in the allowance for loan losses for the periods ended March 31 were as follows:

	2011	2010
Beginning balance	$4,481,236	$4,322,604
Provision charged to operations	114,217	134,686
Recoveries	83,766	22,371
	4,679,219	4,479,661
Loans charged off	65,614	14,012
Ending balance	$4,613,605	$4,465,649

Loans with a balance of approximately $120.2 million and $110.9 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of March 31, 2011 and December 31, 2010, respectively.

NOTE 5 – STOCK BASED COMPENSATION

At the Company’s annual stockholders’ meeting on May 15, 2007, the 2007 Equity Plan was approved.  Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Company Stock are issued to each non-employee director in May of each year. One director receives cash in lieu of stock due to restrictions by his/her employer on receiving stock of a company.  Also, in accordance with the 2007 Equity Plan, 300 shares were awarded to each new director as of the effective date of their acceptance onto the board.  No new grants will be made under the 1998 Long Term Incentive Plan.  However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

There was no stock based compensation expense recognized during the first three months of 2011 compared to $496 during the first three months of 2010.  As of March 31, 2011, there was no unrecognized stock option expense related to nonvested stock options.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years) or the fair value of common stock on the date of issuance.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of March 31, 2011 the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Loan commitments	$18,316,911	$16,741,858	$21,986,041
Unused lines of credit	44,381,406	64,689,835	68,620,063
Letters of credit	3,248,106	3,665,222	4,551,275

NOTE 7 – TARP CAPITAL PURCHASE PROGRAM

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

NOTE 8 – FAIR VALUE

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

The Company uses the following methods and significant assumptions to estimate fair value for financial assets and financial liabilities:

Securities available for sale:  The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. When the market for securities is indeterminable due to inactive trading or when the few observable transactions and market quotations that are available are not reliable for determining fair value, an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs provides an equally or more representative fair value than the market approach valuation used at prior measurement dates. Equity securities are reported at fair value using Level 1 inputs.

Derivatives:  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company obtains dealer quotations to value its derivatives.  For purposes of potential valuation adjustments to its derivative position, the Company evaluates the credit risk of its counterparty.  Accordingly, the Company has considered factors such as the likelihood of default by the counterparty and the remaining contractual life, among other things, in determining if any fair value adjustment related to credit risk is required.

Loans held for sale:  The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted pricing exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, including the current interest rate of similar loans.

Impaired loans and foreclosed real estate:  Nonrecurring fair value adjustments to loans and foreclosed real estate reflect full or partial write-downs that are based on the loan’s or foreclosed real estate’s observable market price or current appraised value of the collateral in accordance with “Accounting by Creditors for Impairment of a Loan”. Since the market for impaired loans and foreclosed real estate is not active, loans or foreclosed real estate subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or foreclosed real estate are classified as Level 2.  If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or foreclosed real estate subjected to nonrecurring fair value adjustments are typically classified as Level 3 because Level 3 inputs are significant to the fair value measurement.

The following table represents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

Carrying Value at March 31, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$27,820,698	$338,826	$27,164,629	$317,243

Carrying Value at December 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$28,125,809	$390,934	$27,361,333	$373,542

During the first three months of 2011, the Company recognized $167,467 of other-than-temporary impairment charges related to one debt security issued by financial institutions.

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$373,542	$1,810,070
Total gains (losses) realized and unrealized:
Included in earnings	(167,467)	(753,537)
Included in other comprehensive income	111,168	762,188
Transfer to (from) Level 3	—	—
Balance, end of period	$317,243	$1,818,721

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first three months of 2011 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

Carrying Value at March 31, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$24,357,671	$—	$24,357,671	$—
Impaired loans	12,948,939	—	12,948,939	—
Other real estate owned (OREO)	4,255,969	—	4,255,969	—

During the first three months of 2011, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Losses related to loans of $65,614 were recognized as charge-offs for loan losses. There was a $29,021 net loss on sale of two foreclosed real estate properties. During the first three months of 2011, there were no losses related to loans held for sale accounted for at the lower of cost or fair value or write downs of foreclosed real estate properties.

The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2010.

Carrying Value at December 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$32,754,383	$—	$32,754,383	$—
Impaired loans	10,101,483	—	10,101,483	—
Other real estate owned (OREO)	4,509,551	—	4,509,551	—

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2010 Form 10-K.

The estimated fair values of financial instruments were as follows:

	March 31, 2011		December 31, 2010

	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$7,009,716	$7,009,716	$6,662,853	$6,662,853
Investment securities (total)	31,693,720	31,858,100	32,409,384	32,599,900
Federal Home Loan Bank stock	3,463,000	3,463,000	3,463,000	3,463,000
Loans held for sale	24,357,671	24,454,537	32,754,383	32,852,418
Loans, net	276,673,006	282,490,463	284,747,653	290,910,582

Financial liabilities
Non-interest-bearing deposits	$68,679,695	$68,679,695	$66,253,472	$66,253,472
Interest-bearing deposits	239,959,441	233,695,867	235,376,059	229,643,059
Advances from the Federal Home Loan Bank	24,950,000	25,310,000	48,300,000	48,807,000

NOTE 9 – INTEREST RATE FLOOR DERIVATIVE

The interest rate floor derivative matured during the fourth quarter of 2010, and therefore had no fair value as of March 31, 2011. The fair value of the derivative instrument, which is included in other assets in the unaudited condensed consolidated balance sheet as of March 31, 2010, was $270,126.  The effect of the derivative instrument designated as a cash flow hedge on the Company’s unaudited condensed consolidated statement of income for the three months ended March 31, 2010, was $94,792.

NOTE 10 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In April 2011, the FASB issued amended accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. The Company intends to comply with the new accounting and disclosure requirements and does not expect them to have a significant effect on its consolidated financial statements.

In December 2010, the FASB issued amended disclosure guidance relating to the pro forma information for business combinations that occurred in the current reporting period. The amended disclosure states that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to comply with the new accounting and disclosure requirements and does not expect them to have a significant effect on its consolidated financial statements.

In October 2010, the FASB issued amended accounting guidance relating to the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with zero or negative carrying amounts, an entity is required to perform “Step Two” of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not anticipate that the adoption of this guidance will have a significant impact on the reporting of its financial position or results of its operations.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans, strategies, objectives and intentions and the anticipated results thereof, reinstatement of dividends, improved earnings, future increases in loans held for sale, increased loan demand in the future, asset quality improvements, the recovery of fair value of available-for sale securities, the allowance for loan losses, anticipated increases in the value of trust preferred securities held in our investment portfolio as the economy improves, the impact of new accounting guidance, liquidity sources, capital ratios/levels and the impact of pending legal proceedings, are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things, interest rate fluctuations, changes in monetary policy, a further deterioration of economic conditions in the Baltimore Metropolitan area, a deterioration in our local real estate market and the economy generally or a slowing recovery, higher than anticipated loan losses or the insufficiency of the allowance for loan losses, changes in federal and state bank laws and regulations, including as a result of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and changes in accounting standards that may adversely affect us or the banking industry as a whole, our ability to implement our business strategy, and other risks described in this report, in the Company’s 2010 Form 10-K, and in our other filings with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  We undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents that we file from time to time with the SEC.

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

During 2004, the Bank opened a mortgage subsidiary, Carrollton Mortgage Services, Inc. (“CMSI”). CMSI is in the business of originating residential mortgage loans to be sold and has one branch location. The mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration and the Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing. Loans originated by CMSI are generally sold into the secondary market but may be considered for retention by the Bank as part of our balance sheet strategy.

CFS provides brokerage services and a variety of financial planning and investment options to customers through INVEST Financial Corp. pursuant to a service agreement with INVEST and recognizes commission income as these services are provided. The investment options CFS offers through this arrangement include mutual funds, U.S. government bonds, tax-free municipals, individual retirement account rollovers, long-term care, and health care insurance services. INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and the SEC, a member of Securities Investor Protection Corporation (“SIPC”), and licensed with state insurance agencies in all 50 states. CFS refers clients to an INVEST representative for investment counseling prior to purchase of securities.

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

We reported net income for the three months ended March 31, 2011 of $171,295 compared to a net loss of $131,252 for the comparable period in 2010.  Net income available to common stockholders for the three month period ended March 31, 2011 was $34,217 ($0.01 per diluted share) compared to net loss available to common stockholders of $266,736 ($0.10 loss per diluted share) for the prior year period.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three months ended March 31, 2011 was 0.19% compared to a loss on average assets of 0.13% for the three month period ended March 31, 2010. Return on average equity, the quotient of net income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the three month period ended March 31, 2011 was 2.08% compared to a loss of 1.49% for the corresponding period in 2010.

Net interest income increased $109,679, or 3.31%, for the three month period ended March 31, 2011 compared to the same period in 2010, while our net interest margin increased to 3.93% for the three months ended March 31, 2011 from 3.40% for the comparable period in 2010. Net interest margin, a profitability measure, is the dollar difference between interest income from earning assets, including loans and investments, and interest expense paid on deposits and other borrowings expressed as a percentage of average earning assets. The dramatic improvement in net interest income while asset yields are declining is a result of our strategy focused on reducing excess balance sheet liquidity and reducing the cost of our interest-bearing liabilities.

The overall improvements in operating results for the first quarter of 2011 compared to the same period in 2010 is primarily a result of the stabilization of Trust Preferred securities held in our securities portfolio. During the first quarter of 2011, we recorded a write-down of Trust Preferred securities in the amount of $167,000 compared to $754,000 during the same period in 2010.

No dividends were declared or paid to common stockholders during the first quarter of 2011 as we continue the temporary suspension of dividends in recognition of our limited earnings during recent quarters. It is our intention to reinstate the payment of dividends when earnings improve and capital preservation efforts boost our capital ratios. During the first quarter of 2010, we declared a dividend of $0.04 per share to stockholders.

CURRENT STRATEGY

Our Board of Directors and senior management are currently employing a strategy designed to strengthen the balance sheet and improve operating results by improving asset quality, reducing higher cost funding sources, and pursuing operating efficiencies through the use of technology and strategic partners. The objective is to strengthen our overall foundation during these difficult and uncertain economic times in order to take advantage of opportunities that we expect will emerge as the business environment clarifies and improves.

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

Our effort to improve net interest margin by reducing balance sheet liquidity and high cost funding sources has dramatically improved net interest margins from 3.40% for the three months ended March 31, 2010 to 3.93% for the same period in 2011. The 53 basis points improvement is primarily a result of reducing the cost of interest-bearing liabilities by 44 basis points through the reduction of borrowed funds and renewal of certificates of deposit at significantly lower rates. The annualized benefit of a 53 basis points improvement in net interest margin is approximately $1.9 million on the Bank’s average earning assets of $353.1 million for the three months ended March 31, 2011.

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

Investment securities decreased $715,664, or 2.21%, to $31.7 million at March 31, 2011, from $32.4 million at December 31, 2010. The decrease is primarily the result of $1.6 million principal paydowns on mortgage-backed securities and the $167,467 other-than-temporary loss on Trust Preferred securities, partially offset by the purchase of a $1.1 million mortgage-backed security with an estimated maturity date of May 2019 and a yield of 4.02%. Management’s continuing investment strategy is to use liquidity from maturing investments to fund our liquidity needs so we can reduce our use of high cost certificates of deposit and borrowed funds. Management continues to investigate investment options that will produce the most efficient use of excess funds.

Loans Held for Sale

Loans held for sale decreased $8.4 million from $32.8 million at December 31, 2010, to $24.4 million at March 31, 2011. Generally, loans originated with the intention of being sold to a third party remain on our balance sheet for approximately 45 days. During March 2011, loans originated with the intention of being sold totaled $20.4 million compared to $34.0 million during December 2010. Loan originations are historically seasonal, with originations during the first quarter of each year lagging behind the volume of loans originated during the warmer three quarters of the year. We are hopeful that loans held for sale balances will increase during the remaining quarters of 2011 as the weather warms, the economy improves, and borrowers take advantage of the continued historically low interest rate environment. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Gross loans, excluding loans held for sale, decreased 2.75% to $281.3 million at March 31, 2011 compared to $289.2 million at March 31, 2010, resulting from tempered loan demand as businesses continue to limit borrowing to expand their operations during the continued sluggish and uncertain economy.

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

At March 31, 2011, we had 17 impaired loans totaling approximately $12.9 million, nine of which have been classified as nonaccrual.  The valuation allowance for impaired loans was $1.2 million as of March 31, 2011.

The following table provides information concerning non-performing assets and past due loans at the dates indicated:

	March 31, 2011	December 31, 2010	March 31, 2010

Nonaccrual loans	$10,691,682	$5,021,777	$7,618,076
Restructured loans	8,337,368	7,795,668	3,989,204
Foreclosed real estate	4,255,969	4,509,551	1,916,297

Total nonperforming assets	$23,285,019	$17,326,996	$13,523,577

Accruing loans past-due 90 days or more	$—	$—	$—

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

With respect to commercial loans, management assigns a risk rating of one through nine to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of nine having the greatest amount of risk. The risk rating is reviewed at least annually based on, among other things, the borrower’s financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower’s industry; and payment history. We evaluate loans with a risk rating of five or greater separately and allocate a portion of the allowance for loan losses based upon the evaluation, if necessary.

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

The allowance for loan losses was $4.6 million at March 31, 2011, which was 1.64% of loans compared to $4.5 million at December 31, 2010, which was 1.52% of loans.  During the first three months of 2011, we experienced net recoveries of $18,152 compared to net recoveries of $8,359 during the same period of 2010.  The ratio of net loan losses to average loans outstanding was (0.01)% for the three months ended March 31, 2011 compared to the net loan loss ratio of 0.00% for the first three months of 2010. The ratio of nonperforming assets, including accruing loans past-due 90 days or more but excluding renegotiated loans, as a percentage of period-end loans and foreclosed real estate increased to 4.82% at March 31, 2011, compared to 2.92% at December 31, 2010.

The following table shows the activity in the allowance for loan losses:

	Three Months Ended March 31,		Year Ended December 31,
	2011	2010	2010

Allowance for loan losses - beginning of period	$4,481,236	$4,322,604	$4,322,604

Provision for loan losses	114,217	134,686	4,106,353
Charge-offs	(65,614)	(14,012)	(4,026,093)
Recoveries	83,766	22,371	78,372
Allowance for loan losses - end of period	$4,613,605	$4,465,649	$4,481,236

Funding Sources

Deposits

Total deposits increased by $7.0 million, or 2.32%, to $308.6 million as of March 31, 2011, from $301.6 million as of December 31, 2010.  Our successful efforts to attract additional deposits, particularly from the small and mid-sized business segments, are evidenced this quarter by increases in all deposit categories as of March 31, 2011, compared to December 31, 2010. Demand deposits grew by $2.4 million, or 3.66%, to $68.7 million at the end of the first quarter of 2011 compared to $66.3 million at 2010 year end. Interest-bearing accounts, excluding certificate of deposit accounts, increased by $1.7 million to $98.2 million at March 31, 2011, compared to $96.5 million at December 31, 2010. Certificate of deposit accounts increased by 2.04% from $138.9 million at December 31, 2010 to $141.7 million March 31, 2011.

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to Federal Deposit Insurance Company (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At March 31, 2011, we had $24.0 million in CDARS through the reciprocal deposit program compared to $21.4 million at December 31, 2010. We did not have any non-reciprocal deposits in the CDARS program as of March 31, 2011, or as of December 31, 2010.

Borrowings

Total borrowings decreased $23.4 million, or 48.34%, to $25.0 million at March 31, 2011 compared to $48.3 million at the end of 2010. The decrease in borrowings is a result of a decline in the loan portfolio, including loans held for sale, of $16.3 million during the first quarter of 2011 and an increase in total deposits of $7.0 million during the same period, which resulted in our requiring fewer borrowings during the first quarter of 2011.

All borrowings at March 31, 2011 and December 31, 2010 consisted of advances from the Federal Home Loan Bank (“FHLB”). At the end of the first quarter 2011, outstanding advances included seven fixed rate credit loans totaling $21.6 million with the latest maturity date of June 2013 and one adjustable rate credit loan of $3.4 million. At December 31, 2010, outstanding advances included 11 fixed rate credit loans totaling $37.5 million with the latest maturity date of June 2013 and one adjustable rate credit loan of $10.8 million.

CAPITAL RESOURCES

Bank holding companies and banks are required by the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the FDIC to maintain levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis.  Capital is primarily represented by stockholders’ equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured.  Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base.  The minimum levels of Tier 1 and Total capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to be maintained at a higher level based on its regulator’s assessment of its risk profile. As of March 31, 2011 and December 31, 2010, the Company is considered well capitalized.  The Bank also exceeded the FDIC required minimum capital levels to be considered well capitalized at those dates.  Management knows of no conditions or events that would change this classification.

The following table summarizes the Company’s capital ratios:

	March 31, 2011	December 31, 2010	Minimum Regulatory Requirements	To Be Well Capitalized
Risk-based capital ratios:
Tier 1 capital	10.17%	10.12%	4.00%	6.00%
Total capital	11.37	11.35	8.00	10.00
Tier 1 leverage ratio	9.66	9.45	4.00	5.00

Total stockholders’ equity increased 0.1%, or $33,123 during the quarter ended March 31, 2011 compared to December 31, 2010, remaining at $33.4 million at March 31, 2011. The slight increase was due to net income of $171,295, partially offset by dividends paid on preferred stock of $115,012 and change in the fair market value of our available for sale securities of $23,160, net of deferred taxes.

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

Net interest income increased $109,679 or 3.3% to $3.4 million for the three month period ended March 31, 2011 compared to $3.3 million for the same period in 2010.

Total interest income decreased $467,316 or 9.5%, for the three month period ended March 31, 2011 compared to the same period in 2010. Interest and fee income on loans decreased $240,064, or 5.6%, for the three month period ended March 31, 2011 compared to the same period in 2010. The decrease in the three month period is a result of the yield on loans declining from 5.72% to 5.36% while average loans increased $2.4 million to $307.6 million. The decrease in yields is a result of higher yielding commercial and residential mortgages paying down and being replaced by lower yield loans as we remain in a historically low interest rate cycle.

 Interest income from investment securities, overnight investments, and interest-bearing deposits was $370,895 for the three month period ended March 31, 2011, compared to $590,890 for the same period in 2010.  The average investment portfolio decreased 38.9%, or $23.4 million, from March 31, 2010 to March 31, 2011, while the overall yield on investments increased from 3.97% to 4.08% for the same period.  The decline in the investment portfolio resulted from management’s decision to shrink the balance sheet by using cash flow from investments to reduce high-cost borrowings. The slight increase in yields resulted from maturities and calls of securities that carried lower yields than the securities remaining in our portfolio. The yield on Federal Funds Sold and other interest-bearing deposits decreased to 0.09% for the first three months of 2011 compared to 0.20% for the same period in 2010.  The decrease in the yield on Federal Funds Sold is primarily related to the decrease in excess reserves held with the Federal Reserve, which paid a higher rate than other correspondent banks during both quarters.

Interest expense decreased $576,995, or 36.2%, for the three month period ended March 31, 2011 compared to the same period in 2010.  The primary reason for this decrease is that the cost of interest-bearing liabilities decreased to 1.54% for the first three months of 2011 compared to 1.98% for the first three months of 2010.  The decrease in the cost of interest-bearing liabilities was primarily related to management’s continuing focus on reducing high-cost certificates of deposit and borrowings. The cost of average deposits for the first three months of 2011 declined to 1.37% from 1.84% for the first three months of 2010. Also contributing to the decrease in interest expense during the 2011 period was a decrease in average interest-bearing deposits to $239.5 million from $279.1 million during the 2010 period. Similarly, the Company reduced interest expense on borrowed funds by $116,413 from the first quarter of 2010 to the first quarter of 2011 by reducing the average balance on borrowed funds by 38.7% to $29.1 million from $47.5 million for the first three months of 2011 and 2010, respectively.

The increase in net interest income during the three month period ended March 31, 2011 is due to increases in our net interest margin during the period. As discussed above, net interest margin is the difference between interest income and interest expense expressed as a percentage of average earning assets. The net interest margin increased to 3.93% for the three months ended March 31, 2011 from 3.40% for the comparable period in 2010. The improvement in the net interest margin resulted from management’s aggressive reduction of high cost certificates of deposit and borrowed funds and from reducing excess balance sheet liquidity.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$5,137,155	$1,100	0.09%	$26,151,729	$12,746	0.20%
Federal Home Loan Bank stock	3,463,000	7,027	0.82%	3,876,100	2,638	0.28%
Investment securities:
U.S. government agency	1,907,566	24,642	5.24%	13,756,458	167,369	4.93%
State and municipal	8,362,740	76,846	3.73%	10,419,400	95,808	3.73%
Mortgage backed securities	17,968,664	245,997	5.55%	24,690,028	341,423	5.61%
Corporate bonds	8,042,196	23,176	1.17%	9,875,525	(17,338)	-0.71%
Other	582,992	234	0.16%	1,549,399	3,628	0.95%
	36,864,158	370,895	4.08%	60,290,810	590,890	3.97%
Loans:
Demand and time	37,704,638	458,014	4.93%	37,128,488	444,133	4.85%
Residential mortgage (a)	113,476,327	1,386,310	4.95%	102,339,155	1,384,738	5.49%
Commercial mortgage and construction	155,854,015	2,205,595	5.74%	164,735,326	2,458,063	6.05%
Installment	615,347	15,447	10.18%	1,016,705	18,496	7.38%
	307,650,327	4,065,366	5.36%	305,219,674	4,305,430	5.72%
Total interest earning assets	353,114,640	4,444,388	5.10%	395,538,313	4,911,704	5.04%
Noninterest bearing cash	3,058,825			6,119,405
Premises and equipment	7,062,415			7,210,983
Other assets	19,354,995			16,517,267
Allowance for loan losses	(4,559,041)			(4,354,458)
Unrealized gains (losses) on available for sale securities, net	(4,687,116)			(4,480,297)
	$373,344,718			$416,551,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Savings and NOW	$53,963,643	$33,346	0.25%	$50,055,783	$30,076	0.24%
Money market	43,448,581	71,965	0.67%	46,643,585	98,218	0.85%
Certificates of deposit	142,040,143	701,433	2.00%	182,430,385	1,139,032	2.53%
	239,452,367	806,744	1.37%	279,129,753	1,267,326	1.84%
Borrowed funds	29,148,333	212,124	2.95%	47,531,630	328,537	2.80%
Total interest bearing liabilities	268,600,700	1,018,868	1.54%	326,661,383	1,595,863	1.98%
Noninterest bearing deposits	68,270,623			51,021,605
Other liabilities	3,116,847			3,063,676
Stockholders' equity	33,356,548			35,804,549
Total liabilities and stockholders' equity	$373,344,718			$416,551,213
Net interest margin (b)	$353,114,640	$3,425,520	3.93%	$395,538,313	$3,315,841	3.40%

(a) Includes loans held for sale.
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

We recorded a provision for loan losses of $114,217 for the three month period ended March 31, 2011 compared to $134,686 for the same period in 2010.  Nonaccrual loans, restructured loans, foreclosed real estate, and delinquent loans over 90 days still accruing interest to total loans and foreclosed real estate increased to 7.51% at March 31, 2011 from 5.31% at December 31, 2010.

Non-interest Income

Non-interest income for the three months ended March 31, 2011 was $1.6 million compared to $942,247 for the same period in 2010, an increase of $675,070, or 71.6%. This increase is primarily attributable to a decrease in losses on securities, as well as to increased fee income generated by our electronic banking division’s fee-based income. Partially offsetting these increases were declines in service charges income on deposit accounts and other fees and commissions during the first quarter of 2011 compared to the same period in 2010.

Brokerage commissions from services provided by CFS increased slightly by $2,397, or 1.21%, to $200,247 for the three month period ended March 31, 2011, compared to $197,850 during the same period in 2010 as investor demand for non-banking financial service products and services remained largely unchanged between the first quarters of 2010 and 2011.

Electronic banking fee income increased by $95,465, or 18.61%, for the three month period ended March 31, 2011 compared to the corresponding period in 2010.  Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 87% of total electronic banking revenue. Fees from ATMs represent approximately 4% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 9% of electronic banking revenue. The higher fee income during the 2011 period is a result of an increased client base which generates a larger volume of fee-based transactions.

Mortgage banking revenue, net of commissions paid to mortgage lenders, increased by $34,981 to $775,594 for the three months ended March 31, 2011 from $740,613 for the same period in 2010, which is attributable to higher prices obtained from investors on loans sold and a 2.48% increase in originations during the three month period in 2011 compared to the same period in 2010.  With interest rates remaining consistently low for more than one year, consumer demand for refinancings between the first quarter of 2011 and the first quarter of 2010 was relatively flat. As the economy strengthens, we anticipate increased consumer demand for financing of owner-occupied, residential properties.

Services charges on deposit accounts decreased by 17.2% to 123,736 for the first quarter of 2011 compared to $149,405 during the same three months of 2010. A decrease of $16,926 in non-sufficient funds fee income during the first three months of 2011 compared to the same period in 2010 was the primary reason for the overall decrease in service charges on deposit accounts income.

Other fees and commissions were $79,246 for the first quarter of 2011 compared to $94,817 for the first quarter of 2010. The $15,571 decrease relates primarily to the collection of one-time fees for letters of credit and loan prepayment fees during the first quarter of 2010.

We incurred losses on securities of $170,070 for the three month period ended March 31, 2011, compared to losses of $753,537 for the same period in 2010. The improvement relates to the stabilization of Trust Preferred securities held in our investment portfolio. During the first quarter of 2011, we recorded a write-down of Trust Preferred securities in the amount of $167,467 compared to $753,537 during the same period in 2010, an improvement of $586,070. These securities were written down through the income statement as the quarterly impairment analysis dictated. Impairments resulted from the deferral of dividends by several financial institutions or complete failure of the institution that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Non-interest Expense

Non-interest expenses increased by $286,765 for the three month period ended March 31, 2011, compared to the same period in 2010. The 6.49% increase between the first quarter of 2011 and 2010 includes a change in the structure of the mortgage banking division during the first quarter of 2010 that resulted in a shift of costs that were previously recorded as an offset to mortgage fee income, and to increased costs associated with past due loans and foreclosed properties. These increased expenses were partially offset by a non-recurring lawsuit settlement during the first quarter of 2010 and a deposit premium acquisition cost fully amortizing between the comparable quarters.

Salaries and employee benefits increased $287,849, or 12.9%, to $2.5 million during the first quarter of 2011 compared to $2.2 million during the first quarter of 2010. This increase is primarily related to increases in salaries and employee benefits resulting from a change in the structure of our mortgage origination business. In the first quarter of 2010, the majority of mortgage fee income was earned as a fixed fee paid by CMSI to the Bank based upon a percentage of the principal amount of loans originated and sold into the secondary market. In addition, all salaries and benefits of the loan officers were effectively reimbursed to the Bank from CMSI and therefore were not included in non-interest expenses. Under the new structure, which went into effect on March 1, 2010, we earn all of the fees received from borrowers and secondary market investors in connection with CMSI’s origination and sale of loans into the secondary market, and we pay the loan officers’ commissions, benefits and other expenses directly. The commissions are deducted from the mortgage fee income and as a result reduce the mortgage-banking fee portion of non-interest income. Any benefits or additional incentives are now recorded as salaries or benefits and therefore increase non-interest expense. Due primarily to the change of CMSI’s business structure, salary expense increased by $102,217 and employee benefit expense increased by $185,632 for the three months ended March 31, 2011 compared to the same period in 2010. No profitability incentives were earned during the first quarter of 2010.

Occupancy expense increased by $647 to $597,718 for the three months ended March 31, 2011, compared to $597,071 for the same three month period in 2010. Included in the slightly higher occupancy expenses for the 2011 period compared to the 2010 period were increases in real estate taxes of $4,592 and maintenance and repairs to buildings and premises of $11,772. These increased costs were offset by reductions in other occupancy costs of $15,817, primarily related to lower costs for snow removal during the first three months of 2011 compared to the first three months of 2010.

Professional services were $191,925 for the first quarter of 2011 compared to $83,276 for the first quarter of 2010, an increase of $108,649, or 130.5%. Included in the increased professional services expenses for the 2011 period compared to the 2010 period were higher consulting costs of $36,574 primarily related to retaining a business and strategic firm to enhance our growth and profitability efforts, an increase of $44,461 in legal fees mainly associated with increased costs associated with past due loans and foreclosed properties, and higher investment advisory and audit exam fees of $27,614 as both functions were outsourced in 2010 after the first quarter.

Furniture and equipment expense increased marginally by $463 year to date through March 31, 2011 compared to the same period in 2010, or 0.31%.  During the first quarter of 2011 compared to the first quarter of 2010, slight increases in furniture and equipment depreciation, equipment rental and equipment maintenance expenses were offset by reductions in non-capital equipment purchases, personal property taxes, and automobile depreciation.

Other operating expenses decreased $110,843, or 8.2%, from $1.35 million during the first three months of 2010 to $1.24 million during the first three months of 2011. A non-recurring lawsuit settlement of $175,000 during the first quarter of 2010 is the most significant contributing factor to reduced other operating expenses. We trimmed marketing and advertising expenses by $15,864, or 21.8%, through vendor management and by focusing on reaching our target markets mentioned above, particularly small and mid-sized businesses. In June 2010, a deposit premium became fully amortized that reduced other operating expenses by $30,794 when comparing the first three months of 2011 to the first three months of 2010. Partially offsetting these decreased expenses was an increase of $115,337 in loan expense related primarily to past due loans and foreclosed properties, including attorney fees and court costs, paid to resolve credit issues that we expect will ultimately improve our asset quality.

Income Taxes

For the three month period ended March 31, 2011, we recorded income tax expense of $53,467 compared to a $162,439 tax benefit for the same period in 2010. The effective tax rate, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses, was 23.8% for the 2011 period as compared to (55.3)% for the 2010 period. The effective tax rates can fluctuate widely as a result of the proportion of tax-exempt income to total taxable income.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base and equity capital. Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $59.2 million, or 16.0%, of total assets at March 31, 2011.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $65.9 million at March 31, 2011.  Of this total, management places a high probability of required funding within one year of approximately $24.5 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

We also have external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which we can draw upon when required. We have a line of credit totaling approximately $54.5 million with the FHLB based on qualifying loans pledged as collateral.  In addition, we can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. We had $12.5 million of securities pledged at the FHLB under which the Bank could have borrowed approximately $12.1 million. Also, the Bank has $3.9 million of securities pledged at FRB under which it could have borrowed approximately $3.8 million.  Outstanding borrowings at the FHLB were $25.0 million at March 31, 2011. Fixed rate borrowings from FHLB include $10.0 million maturing during the second quarter of 2011, $9 million maturing in 2012, and $2.6 million maturing during 2013. The interest rates on these borrowings range from 3.175% to 4.33%. An overnight adjustable rate credit of $3.4 million was also outstanding as of March 31, 2011. The interest rate on this borrowing was 0.375% as of March 31, 2011. The overnight borrowings can be paid down or extended based upon the liquidity needs of the Company. Additionally, we have an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require the Bank to transfer securities pledged at the FHLB or FRB to this institution before it could borrow against this line. There was no balance outstanding under these lines at March 31, 2011. These lines bear interest at the current federal funds rate of the correspondent bank.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2011, we are in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first three months of 2011 or 2010.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of March 31, 2011.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A “Risk Factors” in our 2010 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

The company has notified Treasury that it will not make the dividend payment on the Series A Preferred Stock issued to Treasury under the Troubled Asset Relief Program Capital Purchase Program due on May 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has paid all dividends due prior to the May 15, 2011 dividend payment. As a result, as of May 15, 2011, the Company will be $115,013 in arrears on dividend payments on the Series A Preferred Stock.

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

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	May 16, 2011	/s/Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	May 16, 2011	/s/Mark A. Semanie

Mark A. Semanie
Chief Financial Officer