Form 10-Q
period 2011-06-30
CARROLLTON BANCORP
filed 2011-08-15
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
2,576,388 common shares outstanding at August 11, 2011

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and due from banks	$3,499,261	$2,123,757
Federal funds sold and other interest-bearing deposits	5,035,630	4,539,096
Federal Home Loan Bank stock, at cost	2,969,700	3,463,000
Investment securities:
Available for sale	26,856,279	28,125,809
Held to maturity (fair value of $3,317,679 and $4,474,091)	3,123,989	4,283,575
Loans held for sale	36,448,670	32,754,383
Loans, less allowance for loan losses of $4,835,724 and $4,481,236	271,764,355	284,747,653
Premises and equipment	6,985,555	6,989,272
Accrued interest receivable	1,272,389	1,327,035
Bank owned life insurance	5,006,713	4,931,581
Deferred income taxes	4,485,622	4,682,996
Foreclosed real estate	5,298,523	4,509,551
Other assets	3,650,818	4,013,022
	$376,397,504	$386,490,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$69,990,886	$66,253,472
Interest-bearing	236,916,165	235,376,059
Total deposits	306,907,051	301,629,531
Advances from the Federal Home Loan Bank	33,280,000	48,300,000
Accrued interest payable	78,188	132,328
Accrued pension plan	1,386,910	1,354,082
Other liabilities	1,828,347	1,679,721
	343,480,496	353,095,662

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized 9,201 shares; issued and outstanding 9,201 as of June 30, 2011 and December 31, 2010 (discount of $231,697 as of June 30, 2011 and $275,829 as of December 31, 2010)	8,969,303	8,925,171
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,576,388 and 2,573,088 as of June 30, 2011 and December 31, 2010, respectively	2,576,388	2,573,088
Additional paid-in capital	15,725,454	15,713,872
Retained earnings	9,087,913	9,888,133
Accumulated other comprehensive income	(3,442,050)	(3,705,196)
	32,917,008	33,395,068
	$376,397,504	$386,490,730

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$4,228,686	$4,403,721	$8,294,052	$8,709,151
Investment securities:
Taxable	278,270	511,100	572,224	1,002,687
Nontaxable	77,013	94,715	153,720	190,390
Dividends	7,129	9,365	14,390	15,631
Federal funds sold and interest-bearing deposits with other banks	1,136	8,492	2,236	21,238

Total interest income	4,592,234	5,027,393	9,036,622	9,939,097

Interest expense:
Deposits	816,793	1,174,003	1,623,537	2,441,329
Borrowings	157,608	319,856	369,732	648,393

Total interest expense	974,401	1,493,859	1,993,269	3,089,722

Net interest income	3,617,833	3,533,534	7,043,353	6,849,375

Provision for loan losses	1,427,601	569,577	1,541,818	704,263

Net interest income after provision for loan losses	2,190,232	2,963,957	5,501,535	6,145,112

Noninterest income:
Electronic banking fees	688,788	584,613	1,297,352	1,097,712
Mortgage-banking fees and gains	1,131,527	795,166	1,907,121	1,535,779
Brokerage commissions	286,858	195,409	487,105	393,259
Service charges on deposit accounts	127,198	159,718	250,934	309,123
Other fees and commissions	86,898	93,260	166,144	188,077
Write down of impaired securities	(414,195)	(133,939)	(581,662)	(887,476)
Security (losses) gains, net	—	—	(2,603)	—

Total noninterest income	1,907,074	1,694,227	3,524,391	2,636,474

Noninterest expenses:
Salaries	1,956,927	1,709,523	3,846,840	3,497,219
Employee benefits	480,963	542,034	1,116,447	991,886
Occupancy	599,512	558,262	1,197,230	1,155,333
Professional services	180,736	173,572	372,661	256,848
Furniture and equipment	151,814	149,303	299,698	296,724
Foreclosed real estate losses, write downs and costs	821,129	70,668	895,844	144,654
Other operating expenses	1,098,715	1,153,916	2,264,934	2,431,708

Total noninterest expenses	5,289,796	4,357,278	9,993,654	8,774,372

(Loss) Income before income taxes	(1,192,490)	300,906	(967,728)	7,214

Income tax (benefit) expense	(495,132)	79,665	(441,665)	(82,774)

Net (loss) income	(697,358)	221,241	(526,063)	89,988
Preferred stock dividends and discount accretion	137,079	135,484	274,157	270,968
Net (loss) income available to common shareholders	(834,437)	85,757	(800,220)	(180,980)

Basic net (loss) income per common share	$(0.32)	$0.03	$(0.31)	$(0.07)

Diluted net (loss) income per common share	$(0.32)	$0.03	$(0.31)	$(0.07)

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011 and 2010 (unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2010	$8,925,171	$2,573,088	$15,713,872	$9,888,133	$(3,705,196)
Net loss	—	—	—	(526,063)	—	$(526,063)
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	263,146	263,146
Comprehensive loss						$(262,917)
Accretion of discount associated with U.S. Treasury preferred stock	44,132	—	—	(44,132)	—
Issuance of Common Stock	—	3,300	11,582	—	—
Preferred stock dividend accrued	—	—	—	(115,013)
Preferred stock cash dividend	—	—	—	(115,012)	—
Balance June 30, 2011	$8,969,303	$2,576,388	$15,725,454	$9,087,913	$(3,442,050)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2009	$8,842,222	$2,568,588	$15,694,328	$11,736,797	$(3,623,860)
Net income	—	—	—	89,988	—	$89,988
Changes in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	1,194,832	1,194,832
Cash flow hedging derivatives	—	—	—	—	(89,604)	(89,604)
Comprehensive income						$1,195,216
Accretion of discount associated with U.S. Treasury preferred stock	40,943	—	—	(40,943)	—
Issuance of Common Stock	—	3,900	16,479	—	—
Stock-based compensation	—	—	496	—	—
Preferred stock cash dividend	—	—	—	(230,025)	—
Cash dividends, $0.08 per share	—	—	—	(205,642)	—
Balance June 30, 2010	$8,883,165	$2,572,488	$15,711,303	$11,350,175	$(2,518,632)

See accompanying notes to consolidated financial statements.

 CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(526,063)	$89,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,541,818	704,263
Depreciation and amortization	366,963	428,364
Amortization of premiums and discounts	(24,029)	(40,404)
Write down of impaired securities	581,662	887,476
Loss on sale of securities	2,603	0
Loans held for sale made, net of principal sold	(3,694,287)	(2,502,805)
Loss (gain) on sale of foreclosed real estate	29,022	6,586
Write down of foreclosed real estate	634,473	—
Loss (gain) on disposal of premises and equipment	1,101	(2,407)
Stock based compensation expense	14,882	20,875
Decrease (increase) in:
Accrued interest receivable	54,646	35,989
Prepaid income taxes	742,146	(506,128)
Deferred income taxes	58,791	(52,713)
Cash surrender value of bank owned life insurance	(75,132)	(83,835)
Other assets	(408,321)	722,811
Increase (decrease) in:
Accrued interest payable	(54,140)	(11,479)
Deferred loan origination fees	(40,037)	63,205
Other liabilities	33,613	73,587
Net cash provided by operating activities	(760,289)	(166,627)

Cash flows from investing activities:
Redemption of Federal Home Loan Bank stock	493,300	—
Proceeds from maturities of securities available for sale	2,257,774	6,333,621
Proceeds from maturities of securities held to maturity	1,165,318	658,233
Proceeds from sale of equity securities	1,800	—
Purchase of securities available for sale	(1,121,457)	—
Loans made, net of principal collected	9,599,017	(1,938,542)
Purchase of premises and equipment	(335,966)	(163,463)
Proceeds from sale of foreclosed real estate	430,033	555,353
Proceeds from sale of premises and equipment	—	—
Net cash provided by investing activities	12,489,819	5,445,202
Cash flows from financing activities:
Net increase (decrease) in time deposits	810,154	(13,016,510)
Net increase (decrease) in other deposits	4,467,366	(1,511,954)
Payments of Federal Home Loan Bank advances	(15,020,000)	(2,170,000)
Net decrease in other borrowed funds	—	(2,571,258)
Dividends paid	(115,012)	(435,667)
Net cash used by financing activities	(9,857,492)	(19,705,389)
Net increase (decrease) in cash and cash equivalents	1,872,038	(14,426,814)
Cash and cash equivalents at beginning of period	6,662,853	23,333,372
Cash and cash equivalents at end of period	$8,534,891	$8,906,558

Supplemental information:
Interest paid on deposits and borrowings	$2,047,409	$3,101,201
Income taxes paid (refunds received)	$(593,764)	$341,215
Transfer of loan to foreclosed real estate	$1,882,500	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six months ended June 30, 2011 and 2010 is unaudited)

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

The consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results that will be achieved for the entire year.

Management has evaluated all significant events and transactions that occurred after June 30, 2011 through the date these financial statements were issued for potential recognition or disclosure in these financial statements.

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

The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor had a notional amount of $10.0 million with a minimum interest rate of 7.00% based on U.S. prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor had a term of five years. This interest rate Floor was designated a cash flow hedge, as it was designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans changed whenever the repricing index changed, plus or minus a credit spread (based on each loan’s underlying credit characteristics), until the interest rate Floor matured on December 14, 2010. When the Prime rate index fell below the strike level of the Floor prior to maturity, the Floor’s counterparty paid the Company the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days.

NOTE 2 – NET INCOME PER SHARE

The calculation of net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Net (loss) income	$(697,358)	$221,241	$(526,063)	$89,988
Net (loss) income available to common stockholders	(834,437)	85,757	(800,220)	(180,980)
Average common shares outstanding	2,574,937	2,570,929	2,574,018	2,570,053
Basic net income (loss) per common share	$(0.32)	$0.03	$(0.31)	$(0.07)
Diluted:
Net (loss) income	$(697,358)	$221,241	$(526,063)	$89,988
Net income (loss) available to common stockholders	(834,437)	85,757	(800,220)	(180,980)
Average common shares outstanding	2,574,937	2,570,929	2,574,018	2,570,053
Stock option adjustment	—	—	—	—
Average common shares outstanding - diluted	2,574,937	2,570,929	2,574,018	2,570,053
Diluted net income (loss) per common share	$(0.32)	$0.03	$(0.31)	$(0.07)

 NOTE 3 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2011
Available for sale
U.S. government agency	$1,826,773	$109,773	$—	$1,936,546
Mortgage-backed securities	14,007,838	927,206	9,715	14,925,329
State and municipal	7,126,708	286,185	—	7,412,893
Corporate bonds	7,766,273	87,156	5,567,280	2,286,149
	30,727,592	1,410,320	5,576,995	26,560,917
Equity securities	296,293	121,778	122,709	295,362
	$31,023,885	$1,532,098	$5,699,704	$26,856,279
Held to maturity
Mortgage-backed securities	$1,898,989	$137,291	$—	$2,036,280
State and municipal	1,225,000	56,399	—	1,281,399
	$3,123,989	$193,690	$—	$3,317,679

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2010
Available for sale
U.S. government agency	$1,949,329	$103,157	$—	$2,052,486
Mortgage-backed securities	15,016,062	1,023,923	—	16,039,985
State and municipal	7,140,031	152,711	—	7,292,742
Corporate bonds	8,321,853	91,685	6,063,876	2,349,662
	32,427,275	1,371,476	6,063,876	27,734,875
Equity securities	300,695	106,323	16,084	390,934
	$32,727,970	$1,477,799	$6,079,960	$28,125,809
Held to maturity
Mortgage-backed securities	$3,058,575	$146,057	$—	$3,204,632
State and municipal	1,225,000	44,459	—	1,269,459
	$4,283,575	$190,516	$—	$4,474,091

As of June 30, 2011 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$362,123	$9,715	$—	$—	$362,123	9,715
State and municipals	—	—	—	—	—	—
Corporate bonds	—	—	289,909	5,567,280	289,909	5,567,280
Equity securities	—	—	173,584	122,709	173,584	122,709
	$362,123	$9,715	$463,493	$5,689,989	$825,616	5,699,704

Contractual maturities of debt securities at June 30, 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Over one to five years	3,894,613	4,075,912	—	—
Over five to ten years	3,670,415	3,843,655	1,225,000	1,281,399
Over ten years	9,154,726	3,716,021	—	—
Mortgage-backed securities	14,007,838	14,925,329	1,898,989	2,036,280
	$30,727,592	$26,560,917	$3,123,989	$3,317,679

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Management and the Investment Committee of the Board of Directors continuously evaluate securities for possible sale due to credit quality. Any sale and reinvestment decisions will be approved by the Investment Committee.  Excluding the trust preferred securities, unrealized losses exist on four available-for-sale securities and total $132,424 at June 30, 2011. The fair value is expected to recover as the investments approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of these securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2011 management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At June 30, 2011 and December 31, 2010, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“PreTSLs”).  The market for these securities at June 30, 2011 and December 31, 2010 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new PreTSLs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2011 and December 31, 2010;

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	Our PreTSLs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The following tables (Dollars in Thousands) lists the class, credit rating, deferrals and defaults of the six trust preferred securities (PreTSL):

June 30, 2011
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults
			Amount	Percent	Amount	Percent
IV	Mezzanine	Ca	6,000	9.02%	12,000	18.05%
XVIII	C	Ca	80,340	12.05	96,000	14.40
XIX	B	C	98,900	14.13	93,500	13.36
XIX	C	Ca	98,900	14.13	93,500	13.36
XXII	B-1	Caa2	229,500	17.50	199,000	15.17
XXIV	C-1	Ca	209,000	19.93	180,900	17.24

December 31, 2010
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults
			Amount	Percent	Amount	Percent
IV	Mezzanine	Ca	6,000	9.02%	12,000	18.05%
XVIII	C	Ca	85,520	12.64	81,000	11.97
XIX	B	Ca	81,900	11.70	90,500	12.93
XIX	C	C	81,900	11.70	90,500	12.93
XXII	B-1	Caa2	220,500	15.90	175,000	12.62
XXIV	C-1	Ca	229,500	21.84	175,300	16.69

Based on qualitative considerations such as a down-grade in credit rating, defaults of underlying issuers and an analysis of expected cash flows, we determined in prior periods that three PreTSLs included in corporate bonds were other-than-temporarily impaired (OTTI). Those PreTSLs were written down in the periods in which the impairments were identified. Two of the three securities required additional adjustments and we wrote our investments in these PreTSLs down $581,662 through earnings during the six months ended June 30, 2011 to the present value of expected cash flows at June 30, 2011, to properly reflect credit losses associated with these PreTSLs. The remaining fair value of these three securities was $31,242 at June 30, 2011. The book value of these three securities as of June 30, 2011 was $2.9 million.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the PreTSLs and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  Cash flows are projected using a forward rate LIBOR curve, as these PreTSLs are variable rate instruments.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.

NOTE 4 – LOANS

Major classifications of loans at are as follows:

	June 30, 2011	December 31, 2010
Commercial loans:
Commercial mortgages - investor	$101,274,161	$86,569,680
Commercial mortgages – owner occupied	37,382,592	58,753,876
Construction and development	12,959,052	14,460,580
Commercial and industrial loans	36,627,171	38,289,199
Total commercial loans	188,242,976	198,073,335
Consumer loans:
Residential mortgages	49,624,149	51,498,271
Home equity lines of credit	38,129,377	38,956,859
Other	574,484	631,294
Total consumer loans	88,328,010	91,086,424
Deferred costs, net	29,093	69,130
Total loans	276,600,079	289,228,889
Allowance for loan losses	(4,835,724)	(4,481,236)
Net loans	$271,764,355	$284,747,653

The maturity and rate repricing distribution of the loan portfolio is as follows:

	June 30, 2011	December 31, 2010
Repricing or maturing within one year	$126,867,370	$125,896,421
Maturing over one to five years	98,029,456	103,443,196
Maturing over five years	51,703,253	59,889,272
	$276,600,079	$289,228,889

Loan balances have been adjusted by the following deferred amounts:

	June 30, 2011	December 31, 2010
Deferred origination costs and premiums	$839,673	$914,744
Deferred origination fees and unearned discounts	(810,580)	(845,614)
Net deferred costs (fees)	$29,093	$69,130

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

Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2011	December 31, 2010
Commercial loans:
Commercial mortgages - investor	$1,544,875	$1,051,459
Commercial mortgages – owner occupied	8,372	—
Construction and development	589,050	2,839,049
Commercial and industrial loans	1,771,586	155,520
Consumer loans:
Residential mortgages	524,912	802,735
Home equity lines of credit	176,166	173,014
Other	8,663	—
Total	$4,623,624	$5,021,777
Unrecorded interest on nonaccrual loans	$372,292	$241,031
Interest income recognized on nonaccrual loans	$51,157	$138,722

Past due loans, segregated by age and class of loans, as of June 30, 2011 were as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans:
Commercial mortgages – investor	$—	$1,544,875	$1,544,875	$99,729,286	$101,274,161	$—
Commercial mortgages – owner occupied	1,786,805	8,372	1,795,177	35,587,415	37,382,592	—
Construction and development	—	2,594,788	2,594,788	10,364,264	12,959,052	2,005,738
Commercial and industrial loans	36,776	1,771,586	1,808,362	34,818,809	36,627,171	—
Consumer loans:
Residential mortgages	518,936	524,912	1,043,848	48,580,301	49,624,149	—
Home equity lines of credit	211,108	140,050	351,158	37,778,219	38,129,377	—
Other	8,663	—	8,663	565,821	574,484	—
Deferred costs, net	—	—	—	29,093	29,093	—
Total	$2,562,288	$6,584,583	$9,146,871	$267,453,208	$276,600,079	$2,005,738

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

Impaired loans are defined as loans that have been assessed for impairment and have been determined to either need a write down or specific reserve. Impaired loans as of June 30, 2011, are set forth in the following table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial loans:
Commercial mortgages – investor	$4,709,840	$—	$3,977,239	$3,977,239	$409,742	$6,967,666
Commercial mortgages – owner occupied	1,786,805	—	1,786,805	1,786,805	441,805	1,786,805
Construction and development	1,643,062	—	589,049	589,049	69,973	599,492
Commercial and industrial loans	149,957	—	149,957	149,957	29,957	149,930
Consumer loans:
Residential mortgages	625,913	—	625,913	625,913	189,913	626,825
Home equity lines of credit	454,767	—	454,767	454,767	138,825	456,294
Other	8,663	—	8,663	8,663	8,663	8,766
Total	$9,379,007	$—	$7,592,393	$7,592,393	$1,288,878	$10,595,778

Nonperforming assets and loans past due 90 days or more but accruing interest were as follows:

	June 30, 2011	December 31, 2010
Nonaccrual loans	$4,623,624	$5,021,777
Restructured loans	8,450,292	7,795,668
Foreclosed real estate	5,298,523	4,509,551
Total nonperforming assets	$18,372,439	$17,326,996

Accruing loans past-due 90 days or more	$2,005,738	$—

One restructured note totaling $247,564 is more than 90 days past due and is included in nonaccrual loans. All other restructured notes are paying in accordance with the terms of the agreement.

Credit Quality Indicators

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

Commercial real estate loans with a 5 risk rating may possess a debt-service coverage (“DSC”) ratio which is positive but still short of Lending Policy standards, or a loan-to-value (“LTV”) ratio which exceeds our Lending Policy but is less than 90%.  Such loans may not meet conventional market terms and could require a higher risk lender for third party take-outs, and borrowers’/guarantors’ capacity to provide support, if necessary, could be marginal.

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

	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$3,829,669	$—	$3,940,305	$7,769,974
Commercial mortgages – owner occupied	561,455	—	1,795,177	2,356,632
Construction and development	—	—	2,594,788	2,594,788
Commercial and industrial loans	2,439,705	2,223,748	1,696,586	6,360,039
Total	$6,830,829	$2,223,748	$10,026,856	$19,081,433

The following table details charge-offs, recoveries and the provision for loan losses for  the period ended June 30, 2011 and the allocation of the allowance for loan losses by portfolio as of June 30, 2011 and December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance 12/31/2010	Charge-offs	Recoveries	Provision	Allowance 6/30/2011
Commercial loans:
Commercial mortgages - investor	$1,073,448	$(170,000)	—	$253,091	$1,156,539
Commercial mortgages – owner occupied	460,914	—	—	125,989	586,903
Construction and development	1,112,103	(902,500)	—	1,106,806	1,316,409
Commercial and industrial loans	754,770	(16,320)	11,151	(136,216)	613,385
Consumer loans:
Residential mortgages	821,197	(141,522)	4,208	92,399	776,282
Home equity lines of credit	243,119	(49,313)	76,766	93,351	363,923
Other	15,685	—	200	6,398	22,283
Total	$4,481,236	$(1,279,655)	$92,325	$1,541,818	$4,835,724

Net (charge-offs)/recoveries for the period ended June 30, 2010, were as follows:

	Charge-offs	Recoveries	Net
Commercial loans:
Commercial mortgages – investor	$(3,403)	$—	$(3,403)
Commercial mortgages – owner occupied	—	—	—
Construction and development	—	—	—
Commercial and industrial loans	(164,476)	3,628	(160,848)
Consumer loans:
Residential mortgages	(79,251)	—	(79,251)
Home equity lines of credit	(10,609)	18,721	8,112
Other	(923)	4,278	3,355
Total	$(258,662)	$26,627	$(232,035)

Transactions  in the allowance for loan losses for the periods ended June 30 were as follows:

	2011	2010
Beginning balance	$4,481,236	$4,322,604
Provision charged to operations	1,541,818	704,263
Recoveries	92,325	26,627
	6,115,379	5,053,494
Loans charged off	1,279,655	258,662
Ending balance	$4,835,724	$4,794,832

Loans with a balance of approximately $123.4 million and $110.9 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of June 30, 2011 and December 31, 2010, respectively.

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

There was no stock based compensation expense recognized during the first six months of 2011 compared to $496 during the first six months of 2010.  As of June 30, 2011, there was no unrecognized stock option expense related to nonvested stock options.

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

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of June 30, 2011 the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Loan commitments	$18,421,568	$16,741,858	$26,757,184
Unused lines of credit	40,355,895	64,689,835	53,012,169
Letters of credit	436,360	3,665,222	4,372,993

 NOTE 7 – TARP CAPITAL PURCHASE PROGRAM

On February 13, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement — Standard Terms (collectively, the ‘‘Purchase Agreement’’), with the United States Department of the Treasury (‘‘Treasury’’), pursuant to which the Company issued (i) 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (‘‘Series A Preferred Stock’’), and (ii) a warrant to purchase 205,379 shares of the Company’s common stock, par value $1.00 per share. The Company raised $9,201,000 through the sale of the Series A Preferred Stock that qualifies as Tier 1 capital. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. Dividends are payable quarterly.  The redemption of the Series A Preferred Stock requires prior regulatory approval.

The warrant is exercisable in whole or in part at $6.72 per share at any time on or before February 13, 2019. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company registered for resale the warrant and the shares of common stock underlying the warrant on February 13, 2009. Neither the Series A Preferred Stock nor the warrant is subject to any contractual restrictions on transfer.

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

The Company previously notified Treasury that it would not make the dividend payment on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due on May 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company had paid all dividends due prior to the May 15, 2011 dividend payment. As a result, as of June 30, 2011, the Company is $115,013 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.

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

The following table represents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Carrying Value at June 30, 2011:
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$26,856,279	$295,362	$26,271,008	$289,909

	Carrying Value at December 31, 2010:
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$28,125,809	$390,934	$27,361,333	$373,542

During the first six months of 2011, the Company recognized $581,662 of other-than-temporary impairment charges related to two debt securities issued by financial institutions.

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010
Balance, beginning of period	$373,542	$1,810,070
Total gains (losses) realized and unrealized:
Included in earnings	(581,662)	(887,476)
Included in other comprehensive income	498,029	811,557
Transfer to (from) Level 3	—	—
Balance, end of period	$289,909	$1,734,151

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first six months of 2011 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	Carrying Value at June 30, 2011:
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$36,448,670	$—	$36,448,670	$—
Impaired loans	7,592,393	—	7,592,393	—
Other real estate owned (OREO)	5,298,523	—	5,298,523	—

During the first six months of 2011, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Losses related to loans of $1,279,655 were recognized as charge-offs for loan losses. There was a $61,491 net loss on sale of three foreclosed real estate properties; in addition, there were write-downs of $634,473 on three properties that remain in foreclosed real estate. During the first six months of 2011, there were losses of $10,491 related to loans held for sale accounted for at the lower of cost or fair value. These losses occur as a result of interest rate movement prior to the sale of the loans to secondary market investors.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2011		December 31, 2010

	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$8,534,891	$8,534,891	$6,662,853	$6,662,853
Investment securities (total)	29,980,268	30,173,958	32,409,384	32,599,900
Federal Home Loan Bank stock	2,969,700	2,969,700	3,463,000	3,463,000
Loans held for sale	36,448,670	36,493,617	32,754,383	32,852,418
Loans, net	271,764,355	278,649,431	284,747,653	290,910,582

Financial liabilities
Noninterest-bearing deposits	$69,990,886	69,990,886	$66,253,472	$66,253,472
Interest-bearing deposits	236,916,165	233,479,888	235,376,059	229,643,059
Advances from the Federal Home Loan Bank	33,280,000	33,563,000	48,300,000	48,807,000

NOTE 9 – INTEREST RATE FLOOR DERIVATIVE

The interest rate floor derivative matured during the fourth quarter of 2010, and therefore had no fair value as of June 30, 2011 or December 31, 2010. The fair value of the derivative instrument, which is included in other assets in the unaudited condensed consolidated balance sheet as of June 30, 2010, was $189,000.  The effect of the derivative instrument designated as a cash flow hedge on the Company’s unaudited condensed consolidated statement of income for the six months ended June 30, 2010, was approximately $189,000.

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

In October 2010, the FASB issued amended accounting guidance relating to the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with zero or negative carrying amounts, an entity is required to perform “Step Two” of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not anticipate that the adoption of this guidance will have a significant impact on the reporting of its financial position or results of its operations.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans, strategies, objectives and intentions and the anticipated results thereof, opportunities emerging as the business environment clarifies and improves, reinstatement of dividends, improved earnings and operating results, future increases in loans held for sale, increased loan demand in the future, asset quality improvements, the recovery of fair value of available-for sale securities, the allowance for loan losses, anticipated increases in the value of trust preferred securities held in our investment portfolio as the economy improves, the impact of new accounting guidance, liquidity sources, capital ratios/levels and the impact of pending legal proceedings, are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.

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

We reported net losses for the three and six month periods ended June 30, 2011 of $697,358 and $526,063, respectively, compared to net income of $221,241 and $89,988 for the comparable periods in 2010.  Net losses attributable to common stockholders for the three and six month periods ended June 30, 2011 were $834,437 ($0.32 loss per diluted share) and $800,220 ($0.31 loss per diluted share) compared to net income available to common stockholders of $85,757 ($0.03 per diluted share) and a net loss attributable to common stockholders of $180,980 ($0.07 loss per diluted share) for the prior year periods.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net (loss) income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three and six month periods ended June 30, 2011 was (0.75)% and (0.28)%  compared to return on average assets of 0.22% and 0.04% for the three and six month periods ended June 30, 2010. Return on average equity, the quotient of net (loss) income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the three and six month periods ended June 30, 2011 was (8.27)% and (3.16)% compared to return on average equity of 2.43% and 0.50% for the corresponding periods in 2010.

Net interest income increased $84,299, or 2.39%, and $193,978, or 2.83%, for the three and six month periods ended June 30, 2011 compared to the same periods in 2010, while our net interest margin increased to 4.01% for the six months ended June 30, 2011 from 3.54% for the comparable period in 2010. Net interest margin, a profitability measure, is the dollar difference between interest income from earning assets, including loans and investments, and interest expense paid on deposits and other borrowings expressed as a percentage of average earning assets. The improvement in net interest income while asset yields are declining is a result of our strategy focused on reducing excess balance sheet liquidity and reducing the cost of our interest-bearing liabilities.

The overall decline in operating results for the 2011 periods compared to the same periods in 2010 is primarily a result of the ongoing losses associated with the loan portfolio and foreclosed real estate. During the three and six month periods ended June 30, 2011, we recorded provisions for loan losses of $1.4 million and $1.5 million compared to $569,577 and $704,263 during the same periods in 2010. Expenses and losses associated with foreclosed real estate were $821,129 and $895,844 for the three and six month periods ended June 30, 2011 as compared to $70,668 and $144,654 for the same periods in 2010.

No dividends were declared or paid to common stockholders during the first half of 2011 as we continue the temporary suspension of dividends in recognition of our limited earnings during recent quarters. It is our intention to reinstate the payment of dividends when earnings improve and capital preservation efforts boost our capital ratios. During the first half of 2010, we declared  dividends of $0.08 per share to stockholders.

CURRENT STRATEGY

Our Board of Directors and senior management continue to employ a strategy designed to strengthen the balance sheet and improve operating results by improving asset quality, reducing higher cost funding sources, and pursuing operating efficiencies through the use of technology and strategic partners. The objective is to strengthen our overall foundation during these difficult and uncertain economic times in order to take advantage of opportunities that we expect will emerge as the business environment clarifies and improves.

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

Our effort to improve net interest margin by reducing balance sheet liquidity and high cost funding sources has dramatically improved net interest margins from 3.54% for the six months ended June 30, 2010 to 4.01% for the same period in 2011. The 47 basis points improvement is primarily a result of reducing the cost of interest-bearing liabilities by 44 basis points through the reduction of borrowed funds and renewal of certificates of deposit at significantly lower rates. The annualized benefit of a 47 basis points improvement in net interest margin is approximately $1.7 million on the Bank’s average earning assets of $353.8 million for the six months ended June 30, 2011.

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

Investment securities decreased $2.4 million, or 7.50%, to $30.0 million at June 30, 2011, from $32.4 million at December 31, 2010. The decrease is primarily the result of $3.4 million of principal paydowns on debt securities, partially offset by the purchase of a $1.1 million mortgage-backed security with an estimated maturity date of May 2019 and a yield of 4.02%. Management’s continuing investment strategy is to use liquidity from maturing investments to fund our liquidity needs so we can reduce our use of high cost certificates of deposit and borrowed funds. Management continues to investigate investment options that will produce the most efficient use of excess funds.

Loans Held for Sale

Loans held for sale increased $3.7 million from $32.8 million at December 31, 2010, to $36.4 million at June 30, 2011. Generally, loans originated with the intention of being sold to a third party remain on our balance sheet for approximately 45 days. During June 2011, loans originated with the intention of being sold totaled $28.0 million compared to $34.0 million during December 2010. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Gross loans, excluding loans held for sale, decreased 4.37% to $276.6 million at June 30, 2011 compared to $289.2 million at December 31, 2010, resulting from tempered loan demand as businesses continue to limit borrowing to expand their operations during the continued sluggish and uncertain economy.

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

At June 30, 2011, we had 18 impaired loans totaling approximately $7.6 million, nine of which have been classified as nonaccrual.  The valuation allowance for impaired loans was $1.2 million as of June 30, 2011.

The following table provides information concerning non-performing assets and past due loans at the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010

Nonaccrual loans	$4,623,624	$5,021,777	$7,460,191
Restructured loans	8,450,292	7,795,668	2,633,851
Foreclosed real estate	5,298,523	4,509,551	1,464,757
Total non-performing assets	$18,372,439	$17,326,996	$11,558,799

Accruing loans past-due 90 days or more	$2,005,738	$—	$—

The level of non-performing assets continues to have a negative impact on earnings as the economy is showing little improvement and real estate values continue to decline. Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment. The successful reduction of non-performing assets will ultimately be dependent on continued management diligence and improvement in the economy and the real estate market.

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

The allowance for loan losses was $4.8 million at June 30, 2011, which was 1.75% of loans compared to $4.5 million at December 31, 2010, which was 1.55% of loans.  During the first six months of 2011, we experienced net chargeoffs of $1.2 million compared to net chargeoffs of $232,035 during the same period of 2010.  The annualized ratio of net loan losses to average loans outstanding was 0.77% for the six months ended June 30, 2011 compared to the net loan loss ratio of 0.15% for the first six months of 2010. The ratio of nonperforming assets, including accruing loans past-due 90 days or more but excluding renegotiated loans, as a percentage of period-end loans, excluding loans held for sale, and foreclosed real estate increased to 3.52% at June 30, 2011, compared to 2.92% at December 31, 2010. The increase in the allowance for loan losses was necessary to recognize the increase in historical loss rates used to calculate the allowance as well as the completion of new appraisals that indicated that collateral values have continued to decline during 2011. These declines result from the extended economic stagnation and the limited market activity in commercial and residential real estate.

The following table shows the activity in the allowance for loan losses:

	Six Months Ended June 30,		Year Ended December 31,
	2011	2010	2010

Allowance for loan losses - beginning of period	$4,481,236	$4,322,604	$4,322,604
Provision for loan losses	1,541,818	704,263	4,106,353
Charge-offs	(1,279,655)	(258,662)	(4,026,093)
Recoveries	92,325	26,627	78,372
Allowance for loan losses - end of period	$4,835,724	$4,794,832	$4,481,236

Funding Sources

Deposits

Total deposits increased by $5.3 million, or 1.75%, to $306.9 million as of June 30, 2011, from $301.6 million as of December 31, 2010.  Our successful efforts to attract additional deposits, particularly from the small and mid-sized business segments, are evidenced by growth of $4.5 million in transaction accounts as of June 30, 2011, compared to December 31, 2010. Demand deposits grew by $3.7 million, or 5.64%, to $70.0 million as of June 30, 2011 compared to $66.3 million at December 31, 2010. Interest-bearing accounts, excluding certificate of deposit accounts, increased by $729,952 to $97.2 million at June 30, 2011, compared to $96.5 million at December 31, 2010. Certificate of deposit accounts increased by 0.58% from $138.9 million at December 31, 2010 to $139.7 million June 30, 2011.

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to Federal Deposit Insurance Company (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At June 30, 2011, we had $18.1 million in CDARS through the reciprocal deposit program compared to $21.4 million at December 31, 2010. We did not have any non-reciprocal deposits in the CDARS program as of June 30, 2011, or as of December 31, 2010.

Borrowings

Total borrowings decreased $15.0 million, or 31.10%, to $33.3 million at June 30, 2011 compared to $48.3 million at the end of 2010. The decrease in borrowings is a result of repaying Federal Home Loan Bank (“FHLB”) advances.  We were able to reduce these borrowings as a result of a decline in the investment portfolio of $2.4 million, a decline in the gross loan portfolio, including loans held for sale, of $8.9 million during the first half of 2011 and an increase in total deposits of $5.3 million during the same period, which resulted in our requiring fewer borrowings as of June 30, 2011.

All borrowings at June 30, 2011 and December 31, 2010 consisted of advances from the FHLB. As of June 30, 2011, outstanding advances included four fixed rate credit loans totaling $11.4 million with maturities of greater than 30 days. The latest maturity date is June 2013. These advances carry interest rates ranging from 3.18% to 4.33%.  The remaining advances mature within 30 days and carry interest rates ranging from 0.19% to 0.36%. At December 31, 2010, outstanding advances included 11 fixed rate credit loans totaling $37.5 million with the latest maturity date of June 2013 and one adjustable rate credit loan of $10.8 million.

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

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to be maintained at a higher level based on its regulator’s assessment of its risk profile. As of June 30, 2011 and December 31, 2010, the Company is considered well capitalized.  The Bank also exceeded the FDIC required minimum capital levels to be considered well capitalized at those dates.  Management knows of no conditions or events that would change this classification.

The following table summarizes the Company’s capital ratios:

	June 30, 2011	December 31, 2010	Minimum Regulatory Requirements	To Be Well Capitalized
Risk-based capital ratios:
Tier 1 capital	10.18%	10.12%	4.00%	6.00%
Total capital	11.44	11.35	8.00	10.00
Tier 1 leverage ratio	9.47	9.45	4.00	5.00

Total stockholders’ equity decreased 1.43%, or $478,060, during the six months ended June 30, 2011 compared to December 31, 2010, declining to $32.9 million at June 30, 2011. The decrease was due to net loss of $526,063, and dividends paid or accrued on preferred stock of $230,025. These decreases were offset by an improvement in the fair market value of our available for sale securities of $263,146, net of deferred taxes.

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

Net interest income increased by $84,299, or 2.4%, and $193,978, or 2.8%, to$3.6 million and $7.0 million for the three and six month periods ended June 30, 2011 compared to $3.5 million and $6.8 million for the same periods in 2010.

Total interest income decreased $435,159, or 8.7%, and $902,475, or 9.1%, for the three and six month periods ended June 30, 2011 compared to the same periods in 2010. Interest and fee income on loans decreased $175,035, or 4.0%, and $415,099, or 4.8%, for the three and six month periods ended June 30, 2011 compared to the same periods in 2010. The decrease for the three month period is a result of a decline in loan yields from 5.70% for the three months ended June 30, 2010 to 5.46% for the three months ended June 30, 2011. The decrease in the six month period is a result of the yield on loans declining from 5.71% to 5.41% while average loans increased $1.5 million to $309.1 million. The decrease in yields is a result of higher yielding commercial and residential mortgages paying down and being replaced by lower yield loans as we remain in a historically low interest rate cycle.

 Interest income from investment securities, overnight investments, and interest-bearing deposits was $363,548 and $742,570 for the three and six month periods ended June 30, 2011, compared to $623,672 and $1.2 million for the same periods in 2010.  The average investment portfolio decreased 38.1%, or $21.9 million, for the three month period ended June 30, 2011 as compared to the comparable period in 2010, and decreased 38.5%, or $22.6 million, for the six month period ended June 30, 2011 as compared to the comparable period in 2010. The overall yield on investments decreased from 4.28% and 4.13% for the three and six month periods ended June 30, 2010 to 4.01% and 4.05% for the comparable periods in 2011.  The decline in the investment portfolio resulted from management’s decision to shrink the balance sheet by using cash flow from investments to reduce high-cost borrowings. The slight decrease in yields resulted from maturities and calls of securities that carried higher yields than the securities remaining in our portfolio. The yield on Federal funds sold and other interest-bearing deposits decreased to 0.09% for the first six months of 2011 compared to 0.21% for the same period in 2010.  The decrease in the yield on Federal funds sold and other interest-bearing deposits is primarily related to the decrease in excess reserves held with the Federal Reserve, which paid a higher rate than other correspondent banks during both periods. The decrease in interest income from overnight investments and interest bearing deposits for the three months ended June 30, 2011 is a result of the same trends affecting the six month period.

Interest expense decreased $519,458, or 34.8%, and $1.1 million, or 35.5%, for the three and six month periods ended June 30, 2011 compared to the same periods in 2010.  The primary reason for the decreases is a reduction in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 1.46% and 1.50% for the three and six month periods ended June 30, 2011 compared to 1.89% and 1.94% for the comparable periods in 2010.  The decrease in the cost of interest-bearing liabilities was primarily related to management’s continuing focus on reducing high-cost certificates of deposit and borrowings. The cost of average deposits for the three and six month periods ended June 30, 2011 declined to 1.38% and 1.37% from 1.74% and 1.79% for the comparable periods in 2010. Also contributing to the decrease in interest expense during the 2011 periods was a decrease in average interest-bearing deposits to $238.1 million, for the six months ended June 30, 2011, from $275.1 million for the same period in 2010. Similarly, the Company reduced interest expense on borrowed funds by $162,248 and $278,661 from the second quarter and first half of 2010 as compared to the same periods in 2011 by reducing the average balance on borrowed funds by 35.6% to $30.1 million from $46.8 million for the first six months of 2011 and 2010, respectively. The decline in average balances for interest-bearing deposits and borrowed funds for the three month period is consistent with the trends for the six month period.

The increase in net interest income during the three and six month periods ended June 30, 2011 is due to increases in our net interest margin during the period. As discussed above, net interest margin is the difference between interest income and interest expense expressed as a percentage of average earning assets. The net interest margin increased to 4.09% and 4.01% for the three and six months ended June 30, 2011 from 3.67% and 3.54% for the comparable periods in 2010. The improvement in the net interest margin resulted from management’s aggressive reduction of high cost certificates of deposit and borrowed funds and from reducing excess balance sheet liquidity.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	5,231,966	2,236	0.09%	20,476,960	21,238	0.21%
Federal Home Loan Bank stock	3,303,745	13,944	0.85%	3,876,100	5,123	0.27%
Investment securities:
U.S. government agency	1,877,206	48,314	5.19%	13,397,587	326,102	4.91%
State and municipal	8,359,329	154,007	3.72%	10,290,173	190,664	3.74%
Mortgage backed securities	17,411,317	477,055	5.53%	24,105,921	670,665	5.61%
Corporate bonds	7,961,875	46,568	1.18%	9,486,288	5,646	0.12%
Other	582,156	446	0.15%	1,549,399	10,508	1.37%
	36,191,883	726,390	4.05%	58,829,368	1,203,585	4.13%
Loans:
Demand and time	37,273,643	735,405	3.98%	36,100,047	1,447,610	8.09%
Residential mortgage (a)	115,281,177	2,815,121	4.92%	105,054,810	2,859,639	5.49%
Commercial mortgage and construction	155,922,967	4,713,051	6.10%	165,343,279	4,365,675	5.32%
Other	590,360	30,475	10.41%	1,041,510	36,227	7.01%
	309,068,147	8,294,052	5.41%	307,539,646	8,709,151	5.71%
Total interest earning assets	353,795,741	9,036,622	5.15%	390,722,074	9,939,097	5.13%
Noninterest bearing cash	3,136,106			6,059,720
Premises and equipment	7,060,307			7,161,485
Other assets	19,017,264			16,359,295
Allowance for loan losses	(4,576,929)			(4,331,808)
Unrealized gains (losses) on available for sale securities, net	(4,633,521)			(3,904,953)
	373,798,968			412,065,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Savings and NOW	54,829,226	75,525	0.28%	51,188,692	61,902	0.24%
Money market	43,472,032	142,467	0.66%	45,849,793	178,616	0.79%
Certificates of deposit	139,841,476	1,405,545	2.03%	178,095,418	2,200,811	2.49%
	238,142,734	1,623,537	1.37%	275,133,903	2,441,329	1.79%
Borrowed funds	30,121,283	369,732	2.48%	46,768,089	648,393	2.80%
Total interest bearing liabilities	268,264,017	1,993,269	1.50%	321,901,992	3,089,722	1.94%
Noninterest bearing deposits	69,438,934			51,596,515
Other liabilities	2,509,067			2,415,538
Stockholders' equity	33,586,950			36,151,768
Total liabilities and stockholders' equity	373,798,968			412,065,813
Net interest margin (b)	353,795,741	7,043,353	4.01%	390,722,074	6,849,375	3.54%

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

We recorded a provision for loan losses of $1.4 million and $1.5 million for the three and six month periods ended June 30, 2011 compared to $569,577 and $704,263 for the same periods in 2010.  Nonaccrual loans, restructured loans, foreclosed real estate, and delinquent loans over 90 days still accruing interest to total loans and foreclosed real estate increased to 5.77% at June 30, 2011 from 5.31% at December 31, 2010.   The increase in the provision for the three and six month periods resulted from the completion of new appraisals that indicated that collateral values have continued to decline during 2011. These declines result from the extended economic stagnation and the limited market activity in commercial and residential real estate.

Noninterest Income

Noninterest income for the three months and six months ended June 30, 2011 was $1.9 million and $3.5 million compared to $1.7 million and $2.6 million for the same periods in 2010, representing increases of $212,847, or 12.6%, and $887,917, or 33.7%, for the respective periods. These increases are primarily attributable to increased fee income generated by our three fee based businesses, electronic banking, residential mortgage origination and investment brokerage. Partially offsetting these increases were declines in service charges income on deposit accounts and other fees and commissions during the three and six months ended June 30, 2011 compared to the same periods in 2010. Noninterest income was also negatively impacted for the three months ended June 30, 2011, as compared to the same period in 2010, by a $280,256, or 209.2%, increase in write downs associated with the previously discussed investments in Trust Preferred securities. For the six months ended June 30, 2011 the write down on those same securities declined by $305,814, or 34.5%, as compared to the same period in 2010.

Electronic banking fee income increased by $104,175, or 17.8%, for the three month period ended June 30, 2011 compared to the corresponding period in 2010 and by $199,640, or 18.2%, for the six month period ended June 30, 2011 compared to the corresponding period in 2010.  Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 88% of total electronic banking revenue. Fees from ATMs represent approximately 4% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 8% of electronic banking revenue. The higher fee income during the 2011 period is a result of an increased POS client base which generates a larger volume of fee-based transactions.

Mortgage banking revenue, net of commissions paid to mortgage lenders, increased by $336,361 to $1.1 million for the three months ended June 30, 2011 from $795,166 for the same period in 2010, which is attributable to higher prices obtained from investors on loans sold in 2011 compared to the same period in 2010.  Mortgage banking revenue, net of commissions paid to mortgage lenders, increased by $371,342 to $1.9 million for the six months ended June 30, 2011 from $1.5 million for the same period in 2010. Origination volume was essentially flat as compared to 2010 for both the three and six month periods.  The increase for the six month period was similar to the three month change as the impact of structural changes made in early 2010 have become less of a factor in comparing quarterly results. In the first quarter of 2010, the majority of mortgage fee income was earned as a fixed fee paid by CMSI to the Bank based upon a percentage of the principal amount of loans originated and sold into the secondary market. In addition, all salaries and benefits of the loan officers were effectively reimbursed to the Bank from CMSI and therefore were not included in noninterest expenses. Under the new structure, which went into effect on March 1, 2010, we earn all of the fees received from borrowers and secondary market investors in connection with CMSI’s origination and sale of loans into the secondary market, and we pay the loan officers’ commissions, benefits and other expenses directly. The commissions are deducted from the mortgage fee income and as a result reduce the mortgage-banking fee portion of noninterest income. Any benefits or additional incentives are now recorded as salaries or benefits and therefore increase noninterest expense.

With interest rates remaining consistently low for more than one year, consumer demand for mortgage refinancing between the first half of 2011 and the first half of 2010 was relatively flat. When the economy strengthens, we would anticipate increased consumer demand for financing of owner-occupied, residential properties.

Brokerage commissions from services provided by CFS increased by $91,449, or 46.8%, and $93,846, or 23.86%, for the three month and six month periods ended June 30, 2011, compared to the same periods in 2010 as the investment market and investor demand for non-banking financial service products and services improved during the second quarter of 2011.

Services charges on deposit accounts decreased by 20.4% to 127,198 for the second quarter of 2011 and by 18.8% to $250,934 for the six months ended June 30, 2011 compared to $195,409 and $309,123 during the same periods in 2010. Declines in non-sufficient funds fee income during 2011 compared to 2010 was the primary reason for the overall decrease in service charges on deposit accounts income.

Other fees and commissions were $86,898 and $166,144 for the three and six month periods ended June 30, 2011 compared to $93,260 and 188,077 for the same periods in 2010. The $6,362 and $21,933 decreases relate primarily to a decline in the collection of one-time fees for letters of credit and loan prepayment fees as loan activity has continued to slow in the stagnant economy.

We incurred losses on securities write downs of $414,195 and $581,662 for the three and six month periods ended June 30, 2011, compared to losses of $133,939 and $887,476 for the same periods in 2010. The six month improvement relates to some stabilization in the rate of issuer deferrals within the pools of Trust Preferred securities held in our investment portfolio. The large write down in the three months ended June 30, 2011 was primarily related to one large issuer in a pool deferring dividend payments. These securities are written down through the income statement as the quarterly impairment analysis dictates. Impairments result from the deferral of dividends by several financial institutions or complete failure of the institution that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Noninterest Expense

Noninterest expenses increased by $932,518 and $1.2 million for the three month and six month periods ended June 30, 2011, compared to the same periods in 2010. The 21.4% and 13.9% increases between 2011 and 2010 include increases in loan workout costs, expenses and losses associated with the management and disposal of foreclosed real estate and, with respect to the six month period, a change in the structure of the mortgage banking division during the first quarter of 2010 that resulted in a shift of costs that were previously recorded as an offset to mortgage fee income. These increased expenses were partially offset by non-recurring costs related to a lawsuit we settled during the first quarter of 2010 with respect to the six month period, and a deposit premium acquisition cost that fully amortized in June 2010.

Salaries and employee benefits increased $186,333, or 8.3%, to $2.4 million during the second quarter of 2011 compared to $2.3 million during the second quarter of 2010. The increase for the six month period was $474,182 or 10.6%. These increases are largely related to increases in salaries and employee benefits resulting from the previously discussed change in the structure of our mortgage origination business. The increases in mortgage related salaries and benefits were $149,733 and $298,740 for the three and six month periods. The remaining increases were related to higher commissions and salaries related to the increased revenue in the securities brokerage and electronic banking business and, with respect to the six month period, an increase in health insurance costs resulting from a onetime benefit realized in January 2010 for the termination of the Company’s self insured plan. These costs were somewhat offset by a decline in employee benefit costs in the three months ended June 30, 2011 resulting from costs saving measures implemented on 401(k) plan contributions and medical benefits.

Occupancy expense increased by $41,250 to $599,512 for the three months ended June 30, 2011, compared to $558,262 for the same three month period in 2010. The increase for the six month period ended June 30, 2011 was $41,897 which is only slightly higher than the increase for the quarter. The increases were associated with normal escalation of rent and common area maintenance fees assessed in the second quarter of 2011.

Professional services were $180,736 and $372,661 for the three and six month periods ended June 30, 2011 compared to $173,572 and $256,848 for the same periods in 2010, an increase of $7,164, or 4.1%, and $115,813, or 45.1%, for the periods. Included in the increased professional services expenses for the second quarter compared to the 2010 period were higher consulting costs of $31,969 primarily related strategic and information technology planning and staff development, and an increase of $8,854 in investment advisory fees resulting from the outsourcing of that function. These increases were partially offset by a reduction in legal fees of $29,196 resulting from the elimination of costs with respect to litigation settled in 2010.  The increase for the six month period included the second quarter factors discussed above as well as first quarter increases in consulting costs of $36,574 primarily related to retaining a business and strategic firm to enhance our growth and profitability efforts, an increase of $44,461 in legal fees mainly associated with increased costs associated with past due loans and foreclosed properties, and higher investment advisory and audit exam fees of $27,614 as both functions were outsourced after the first quarter of 2010.

Furniture and equipment expense increased marginally by $2,511, or 1.7%, and $2,974, or 1.0%, for the three month and six month periods ended June 30, 2011. The increases are primarily related to an increase furniture and equipment depreciation related to normal replacement of these assets.

Foreclosed real estate losses, write downs and costs increased by $750,461 and $751,190 for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010. The increases were a direct result of an increase of $22,436 in losses on disposal of foreclosed real estate and write downs of $634,473 of foreclosed real estate in the second quarter of 2011. The increase in the write downs for the three and six month periods resulted from the same factors that contributed to the higher loan loss provisions, completion of new appraisals that indicated that real estate values have continued to decline during 2011. There were no write downs in the first half of 2010. The remaining increase relates to the cost of maintaining the foreclosed properties.

Other operating expenses decreased $55,201, or 4.8%, and $166,774, or 6.9%, for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010. The quarterly decrease was due to a decline of $39,569 in loan related expenses for the quarter and a decrease of $11,363 in marketing and advertising for the quarter. The decrease for the six month period was larger than that for the three month period because of first quarter factors including non-recurring costs of $175,000 incurred in connection with a lawsuit settled during the first quarter of 2010. In addition, a deposit premium became fully amortized in June 2010 so there was no corresponding expense during the 2011 periods. This reduced other operating expenses by $30,794 and $61,587 when comparing the three and six month periods ended June 30, 2011 to the same periods in 2010.

Income Taxes

For the three month and six periods ended June 30, 2011, we recorded income tax benefits of $495,132 and $441,665 compared to an income tax expense of $79,665 for the three months ended June 30, 2010 and income tax benefit of $82,774 for the six month period ended June 30, 2010. The effective tax rates, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses, were (41.5)% and (45.6)% for the 2011 periods as compared to 26.5% and (1,147.4)% for the 2010 periods.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base and equity capital. Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $71.8 million, or 19.1% of total assets, at June 30, 2011.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $59.2 million at June 30, 2011.  Of this total, management places a high probability of required funding within one year of approximately $18.4 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

We also have external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which we can draw upon when required. We have a line of credit totaling approximately $56.4 million with the FHLB based on qualifying loans pledged as collateral.  In addition, we can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. We had $11.5 million of securities pledged at the FHLB under which the Bank could have borrowed approximately $11.2 million. Also, the Bank has $3.4 million of securities pledged at FRB under which it could have borrowed approximately $3.3 million.  Outstanding borrowings at the FHLB were $33.3 million at June 30, 2011. Fixed rate borrowings from FHLB include $9.0 million maturing in 2012 and $2.4 million maturing during 2013. The interest rates on these borrowings range from 3.175% to 4.33%. A short term fixed rate credit of $14.0 million was also outstanding as of June 30, 2011. The interest rate on this borrowing was 0.19% and it matured on July 6, 2011. An overnight adjustable rate credit of $7.9 million was also outstanding as of June 30, 2011. The interest rate on this borrowing was 0.36% as of June 30, 2011. The short term fixed rate credit and the overnight borrowings can be paid down or extended based upon the liquidity needs of the Company. Additionally, we have an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require the Bank to transfer securities pledged at the FHLB or FRB to this institution before it could borrow against this line. There was no balance outstanding under these lines at June 30, 2011. These lines bear interest at the current federal funds rate of the correspondent bank.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2011, we are in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first six months of 2011 or 2010.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of June 30, 2011.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial condition.

ITEM 1A.    RISK FACTORS

The following supplements the discussion under, and should be read in conjunction with, the risk factors disclosed in Item 1A “Risk Factors” in our 2010 Form 10-K.

Downgrade of U.S. credit rating and uncertain political, credit and financial market conditions may reduce our net income, capital levels, liquidity and increase our future borrowing costs.

As a result of the uncertain domestic political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns.  Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our investments will not occur.  We are invested in U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  On August 5, 2011, Standard and Poor’s downgraded the United States credit rating from its AAA rating to AA+.  This downgrade could affect the stability of securities issued or guaranteed by the federal government. These factors could affect the liquidity or valuation of our current portfolio of such investment securities in the future, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

In May 2011, the Company notified Treasury that it would not make the dividend payment on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due on May 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has paid all dividends due prior to the May 15, 2011 dividend payment. As a result, as of June 30, 2011, the Company was $115,013 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.

ITEM 6.  EXHIBITS

(a)	Exhibits
10.1
Executive Retention Agreement dated May 23, 2011 by and between Carrollton Bank and Carrollton Bancorp and Gary M. Jewell (incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 25, 2011)

	(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

	(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

	(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

	101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	August 15, 2011	/s/Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	August 15, 2011	/s/Mark A. Semanie

Mark A. Semanie
Chief Financial Officer