Form 10-Q
period 2011-09-30
CARROLLTON BANCORP
filed 2011-11-14
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

______________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
2,576,388 common shares outstanding at November 11, 2011

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and due from banks	$2,889,018	$2,123,757
Federal funds sold and other interest-bearing deposits	9,056,132	4,539,096
Federal Home Loan Bank stock, at cost	2,718,800	3,463,000
Investment securities:
Available for sale	26,217,930	28,125,809
Held to maturity (fair value of $3,182,525 and $4,474,091)	2,995,220	4,283,575
Loans held for sale	32,521,993	32,754,383
Loans, less allowance for loan losses of $4,744,732 and $4,481,236	269,054,734	284,747,653
Premises and equipment	6,863,459	6,989,272
Accrued interest receivable	1,245,406	1,327,035
Bank owned life insurance	5,044,014	4,931,581
Deferred income taxes	4,410,775	4,682,996
Foreclosed real estate	5,342,488	4,509,551
Other assets	3,214,521	4,013,022
	$371,574,490	$386,490,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$70,671,105	$66,253,472
Interest-bearing	245,407,319	235,376,059
Total deposits	316,078,424	301,629,531
Advances from the Federal Home Loan Bank	18,380,000	48,300,000
Accrued interest payable	75,377	132,328
Accrued pension plan	1,408,663	1,354,082
Other liabilities	2,112,494	1,679,721
	338,054,958	353,095,662

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized 9,201 shares; issued and outstanding 9,201 as of September 30, 2011 and December 31, 2010 (discount of $209,630 as of September 30, 2011 and $275,829 as of December 31, 2010)	8,991,370	8,925,171
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,576,388 and 2,573,088 as of September 30, 2011 and December 31, 2010, respectively	2,576,388	2,573,088
Additional paid-in capital	15,725,454	15,713,872
Retained earnings	9,455,075	9,888,133
Accumulated other comprehensive income	(3,228,755)	(3,705,196)
	33,519,532	33,395,068
	$371,574,490	$386,490,730

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$4,126,534	$4,426,764	$12,420,586	$13,135,915
Investment securities:
Taxable	261,177	455,021	833,401	1,457,708
Nontaxable	76,601	94,307	230,321	284,697
Dividends	6,175	11,102	20,565	26,733
Federal funds sold and interest-bearing deposits with other banks	5,453	1,923	7,689	23,161

Total interest income	4,475,940	4,989,117	13,512,562	14,928,214

Interest expense:
Deposits	839,013	1,046,807	2,462,550	3,488,136
Borrowings	110,517	267,322	480,249	915,715

Total interest expense	949,530	1,314,129	2,942,799	4,403,851

Net interest income	3,526,410	3,674,988	10,569,763	10,524,363

Provision for loan losses	495,010	940,099	2,036,828	1,644,362

Net interest income after provision for loan losses	3,031,400	2,734,889	8,532,935	8,880,001

Noninterest income:
Electronic banking fees	700,172	594,316	1,997,524	1,692,028
Mortgage-banking fees and gains	1,335,715	1,337,497	3,242,836	2,873,276
Brokerage commissions	182,075	171,185	669,180	564,444
Service charges on deposit accounts	117,548	143,057	368,482	452,180
Other fees and commissions	88,255	93,299	254,399	281,375
Write down of impaired securities	(168,384)	(209,679)	(750,046)	(1,097,154)
Security (losses) gains, net	-	15,946	(2,603)	15,946

Total noninterest income	2,255,381	2,145,621	5,779,772	4,782,095

Noninterest expenses:
Salaries	1,914,839	2,077,484	5,761,679	5,574,703
Employee benefits	352,480	508,840	1,468,927	1,500,726
Occupancy	584,304	581,100	1,781,534	1,736,433
Professional services	186,544	225,775	559,205	482,623
Furniture and equipment	151,091	143,201	450,789	439,925
Foreclosed real estate losses, write downs and costs	211,388	66,159	1,107,232	210,813
Other operating expenses	1,104,144	1,094,544	3,369,078	3,526,252

Total noninterest expenses	4,504,790	4,697,103	14,498,444	13,471,475

(Loss) Income before income taxes	781,991	183,407	(185,737)	190,621

Income tax (benefit) expense	277,751	30,133	(163,914)	(52,641)

Net (loss) income	504,240	153,274	(21,823)	243,262
Preferred stock dividends and discount accretion	137,078	135,484	411,235	406,452
Net (loss) income available to common shareholders	367,162	17,790	(433,058)	(163,190)

Basic net (loss) income per common share	$0.14	$0.01	$(0.17)	$(0.06)

Diluted net (loss) income per common share	$0.14	$0.01	$(0.17)	$(0.06)

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance December 31, 2010	$8,925,171	$2,573,088	$15,713,872	$9,888,133	$(3,705,196)
Net loss	0	0	0	(21,823)	0	$(21,823)
Changes in unrealized gains (losses) on available for sale securities, net of tax	0	0	0	0	476,441	476,441
Comprehensive income						$454,618
Accretion of discount associated with U.S. Treasury preferred stock	66,199	0	0	(66,199)	0
Issuance of Common Stock	0	3,300	11,582	0	0
Preferred stock dividend accrued	0	0	0	(230,024)
Preferred stock cash dividend	0	0	0	(115,012)	0
Balance September 30, 2011	$8,991,370	$2,576,388	$15,725,454	$9,455,075	$(3,228,755)

Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income

Balance December 31, 2009	$8,842,222	$2,568,588	$15,694,328	$11,736,797	$(3,623,860)
Net income	0	0	0	243,262	0	$243,262
Changes in unrealized gains (losses) on available for sale securities, net of tax	0	0	0	0	1,160,526	1,160,526
Cash flow hedging derivatives	0	0	0	0	(140,437)	(140,437)
Comprehensive income						$1,263,351
Accretion of discount associated with U.S. Treasury preferred stock	61,414	0	0	(61,414)	0
Issuance of Common Stock	0	4,500	19,048	0	0
Stock-based compensation	0	0	496	0	0
Preferred stock cash dividend	0	0	0	(345,037)	0
Cash dividends, $0.10 per share	0	0	0	(308,567)	0
Balance September 30, 2010	$8,903,636	$2,573,088	$15,713,872	$11,265,041	$(2,603,771)

See accompanying notes to consolidated financial statements.

 CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(21,823)	$243,262
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,036,828	1,644,362
Depreciation and amortization	549,502	612,539
Amortization of premiums and discounts	(34,087)	(62,750)
Write down of impaired securities	750,046	1,097,154
Loss (gain) on sale of securities	2,603	(15,946)
Loans held for sale made, net of principal sold	232,390	(2,939,550)
Loss (gain) on sale of foreclosed real estate	44,565	32,986
Write down of foreclosed real estate	634,473	0
Loss (gain) on disposal of premises and equipment	1,101	(2,407)
2007 Equity Plan stock issued	-	496
Stock based compensation expense	14,882	23,548
Decrease (increase) in:
Accrued interest receivable	81,629	258,058
Prepaid income taxes	546,529	(335,392)
Deferred income taxes	16,453	(52,712)
Cash surrender value of bank owned life insurance	(112,433)	(124,892)
Other assets	211,980	576,826
Increase (decrease) in:
Accrued interest payable	(56,950)	(96,951)
Deferred loan origination fees	(31,496)	52,887
Other liabilities	202,749	(64,392)
Net cash provided by operating activities	5,068,941	847,126

Cash flows from investing activities:
Redemption of Federal Home Loan Bank stock	744,200	277,800
Proceeds from maturities of securities available for sale	3,089,338	12,360,079
Proceeds from maturities of securities held to maturity	1,294,781	1,023,556
Proceeds from sale of equity securities	1,800	0
Purchase of securities available for sale	(1,121,457)	0
Loans made, net of principal collected	11,261,270	(6,504,972)
Purchase of premises and equipment	(384,799)	(268,825)
Proceeds from sale of foreclosed real estate	914,342	800,353
Proceeds from sale of premises and equipment	-	14,202
Net cash provided by investing activities	15,799,475	7,702,193
Cash flows from financing activities:
Net increase (decrease) in time deposits	7,979,959	(26,962,825)
Net increase (decrease) in other deposits	6,468,934	15,517,379
Payments of Federal Home Loan Bank advances	(29,920,000)	(6,670,000)
Net decrease in other borrowed funds	—	(6,542,472)
Dividends paid	(115,012)	(653,604)

Net cash used by financing activities	(15,586,119)	(25,311,522)
Net increase (decrease) in cash and cash equivalents	5,282,297	(16,762,203)
Cash and cash equivalents at beginning of period	6,662,853	23,333,372
Cash and cash equivalents at end of period	$11,945,150	$6,571,169

Supplemental information:
Interest paid on deposits and borrowings	$2,999,750	$4,500,803
Income taxes paid (refunds received)	$(672,314)	$200,612
Transfer of loan to foreclosed real estate	$2,426,317	$1,808,099

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine months ended September 30, 2011 and 2010 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for Carrollton Bancorp (“the Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s 2010 Annual Report on Form 10-K (“2010 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

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

The consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that will be achieved for the entire year.

Management has evaluated all significant events and transactions that occurred after September 30, 2011 through the date these financial statements were issued for potential recognition or disclosure in these financial statements.

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

NOTE 2 – NET INCOME PER SHARE

The calculation of net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net (loss) income	$504,240	$153,274	$(21,823)	$243,262
Net (loss) income available to common stockholders	367,162	17,790	(433,058)	(163,190)
Average common shares outstanding	2,576,388	2,573,088	2,574,817	2,571,074
Basic net (loss) income per common share	$0.14	$0.01	$(0.17)	$(0.06)
Diluted:
Net (loss) income	$504,240	$153,274	$(21,823)	$243,262
Net (loss) income available to common stockholders	367,162	17,790	(433,058)	(163,190)
Average common shares outstanding	2,576,388	2,573,088	2,574,817	2,571,074
Stock option adjustment	-	-	-	-
Average common shares outstanding - diluted	2,576,388	2,573,088	2,574,817	2,571,074
Diluted net (loss) income per common share	$0.14	$0.01	$(0.17)	$(0.06)

 NOTE 3 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2011
Available for sale
U.S. government agency	$1,773,652	$124,979	$-	$1,898,631
Mortgage-backed securities	13,182,100	1,049,174	27,141	14,204,133
State and municipal	7,119,786	422,450	-	7,542,236
Corporate bonds	7,779,655	76,335	5,578,448	2,277,542
	29,855,193	1,672,938	5,605,589	25,922,542
Equity securities	178,109	123,888	6,609	295,388
	$30,033,302	$1,796,826	$5,612,198	$26,217,930
Held to maturity
Mortgage-backed securities	$1,770,220	$124,610	$-	$1,894,830
State and municipal	1,225,000	62,695	-	1,287,695
	$2,995,220	$187,305	$-	$3,182,525

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2010
Available for sale
U.S. government agency	$1,949,329	$103,157	$-	$2,052,486
Mortgage-backed securities	15,016,062	1,023,923	-	16,039,985
State and municipal	7,140,031	152,711	-	7,292,742
Corporate bonds	8,321,853	91,685	6,063,876	2,349,662
	32,427,275	1,371,476	6,063,876	27,734,875
Equity securities	300,695	106,323	16,084	390,934
	$32,727,970	$1,477,799	$6,079,960	$28,125,809
Held to maturity
Mortgage-backed securities	$3,058,575	$146,057	$-	$3,204,632
State and municipal	1,225,000	44,459	-	1,269,459
	$4,283,575	$190,516	$-	$4,474,091

As of September 30, 2011 securities with unrealized losses segregated by length of impairment were as follows:

Less than 12 months		12 months or longer		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$344,316	$27,141	$-	$-	$344,316	27,141
State and municipals	-	-	-	-	-	-
Corporate bonds	-	-	279,582	5,578,448	279,582	5,578,448
Equity securities	-	-	171,500	6,609	171,500	6,609
	$344,316	$27,141	$451,082	$5,585,057	$795,398	5,612,198

Contractual maturities of debt securities at September 30, 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$-	$-	$-	$-
Over one to five years	4,280,749	4,506,806	-	-
Over five to ten years	3,237,689	3,430,868	1,225,000	1,287,695
Over ten years	9,154,655	3,780,735	-	-
Mortgage-backed securities	13,182,100	14,204,133	1,770,220	1,894,830
	$29,855,193	$25,922,542	$2,995,220	$3,182,525

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Management and the Investment Committee of the Board of Directors continuously evaluate securities for possible sale due to credit quality. Any sale and reinvestment decisions will be approved by the Investment Committee.  Excluding the trust preferred securities, unrealized losses exist on four available-for-sale securities and total $33,750 at September 30, 2011. Two of the these securities were deemed to be impaired and we wrote our investments in these securities down $118,184 through earnings during the three months ended September 30, 2011 to the market value at September 30, 2011, to properly reflect impairment associated with these securities. The fair value of the remaining two securities is expected to recover as the investments approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of these securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2011 management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At September 30, 2011 and December 31, 2010, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“PreTSLs”).  The market for these securities at September 30, 2011 and December 31, 2010 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new PreTSLs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2011 and December 31, 2010;

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

The following tables (Dollars in Thousands) lists the class, credit rating, deferrals, defaults and carrying value of the six trust preferred securities (PreTSL):

September 30, 2011
PreTSL	Class	Moody Credit Rating	Deferrals	Defaults
			Amount	Percent	Amount	Percent	Amortized Cost	Fair Value
IV	Mezzanine	Ca	6,000	9.02%	12,000	18.05%	$182,991	$54,249
XVIII	C	Ca	75,340	11.30	101,000	15.15	1,914,659	14,288
XIX	B	C	98,900	14.13	93,500	13.36	1,005,465	71,647
XIX	C	Ca	98,900	14.13	93,500	13.36	1,030,516	5,765
XXII	B-1	Caa2	199,500	15.33	215,000	16.52	1,724,399	133,633
XXIV	C-1	Ca	172,500	16.45	215,800	20.58	-	-

December 31, 2010
PreTSL	Class	Moody Credit Rating	Deferrals	Defaults
			Amount	Percent	Amount	Percent	Amortized Cost	Fair Value
IV	Mezzanine	Ca	6,000	9.02%	12,000	18.05%	$182,992	$41,624
XVIII	C	Ca	85,520	12.64	81,000	11.97	2,138,528	32,187
XIX	B	Ca	81,900	11.70	90,500	12.93	1,003,190	106,886
XIX	C	C	81,900	11.70	90,500	12.93	1,388,309	18,009
XXII	B-1	Caa2	220,500	15.90	175,000	12.62	1,724,399	174,836
XXIV	C-1	Ca	229,500	21.84	175,300	16.69	-	-

Based on qualitative considerations such as a down-grade in credit rating, defaults of underlying issuers and an analysis of expected cash flows, we determined in prior periods that three PreTSLs included in corporate bonds were other-than-temporarily impaired (OTTI). Those PreTSLs were written down in the periods in which the impairments were identified. Two of the three securities required additional adjustments and we wrote our investments in these PreTSLs down $581,662 through earnings during the nine months ended September 30, 2011 to the present value of expected cash flows at September 30, 2011, to properly reflect credit losses associated with these PreTSLs. The remaining fair value of these three securities was $20,053 at September 30, 2011. The book value of these three securities as of September 30, 2011 was $2.9 million.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the PreTSLs and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  Cash flows are projected using a forward rate LIBOR curve, as these PreTSLs are variable rate instruments.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.

NOTE 4 – LOANS

Major classifications of loans at are as follows:

	September 30, 2011	December 31, 2010
Commercial loans:
Commercial mortgages - investor	$100,286,108	$109,442,235
Commercial mortgages – owner occupied	36,444,357	35,881,321
Construction and development	12,883,393	14,460,580
Commercial and industrial loans	37,822,225	38,289,199
Total commercial loans	187,436,083	198,073,335
Consumer loans:
Residential mortgages	48,636,658	51,498,271
Home equity lines of credit	37,100,683	38,956,859
Other	588,408	631,294
Total consumer loans	86,325,749	91,086,424
Deferred costs, net	37,634	69,130
Total loans	273,799,466	289,228,889
Allowance for loan losses	(4,744,732)	(4,481,236)
Net loans	$269,054,734	$284,747,653

The maturity and rate repricing distribution of the loan portfolio is as follows:

	September 30, 2011	December 31, 2010
Repricing or maturing within one year	$127,120,800	$125,896,421
Maturing over one to five years	97,744,363	103,443,196
Maturing over five years	48,934,303	59,889,272
	$273,799,466	$289,228,889

Loan balances have been adjusted by the following deferred amounts:

	September 30, 2011	December 31, 2010
Deferred origination costs and premiums	$798,132	$914,744
Deferred origination fees and unearned discounts	(760,498)	(845,614)
Net deferred costs (fees)	$37,634	$69,130

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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2011	December 31, 2010
Commercial loans:
Commercial mortgages - investor	$882,728	$1,051,459
Commercial mortgages – owner occupied	253,218	—
Construction and development	2,005,738	2,839,049
Commercial and industrial loans	1,753,357	155,520
Consumer loans:
Residential mortgages	518,682	802,735
Home equity lines of credit	300,903	173,014
Other	—	—
Total	$5,714,626	$5,021,777
Unrecorded interest on nonaccrual loans	$271,680	$241,031
Interest income recognized on nonaccrual loans	$65,260	$138,722

Past due loans, segregated by age and class of loans, as of September 30, 2011 were as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans:
Commercial mortgages – investor	$1,785,815	$882,728	$2,668,543	$97,617,565	$100,286,108	$-
Commercial mortgages – owner occupied	-	-	-	36,444,357	36,444,357	-
Construction and development	-	2,005,738	2,005,738	10,877,655	12,883,393	-
Commercial and industrial loans	30,881	1,753,357	1,784,238	36,037,987	37,822,225	-
Consumer loans:						-
Residential mortgages	499,853	518,682	1,018,535	47,618,123	48,636,658	-
Home equity lines of credit	539,540	300,903	840,443	36,260,240	37,100,683	-
Other	-	-	-	588,408	588,408	-
Deferred costs, net	-	-	-	37,634	37,634	-
Total	$2,856,089	$5,461,408	$8,317,497	$265,481,969	$273,799,466	$-

One nonaccrual loan with a balance of $253,218 is less than 30 days past due as of September 30, 2011 and is therefore included in the category Current Loans.

Past due loans, segregated by age and class of loans, as of December 31, 2010 were as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans:
Commercial mortgages – investor	$863,923	$1,051,459	$1,915,382	$84,654,298	$86,569,680	$-
Commercial mortgages – owner occupied	335,126	-	335,126	58,418,750	58,753,876	-
Construction and development	-	2,839,049	2,839,049	11,621,531	14,460,580	-
Commercial and industrial loans	1,880,114	149,957	2,030,071	36,259,128	38,289,199	-
Consumer loans:						-
Residential mortgages	1,355,759	308,852	1,664,611	49,833,660	51,498,271	-
Home equity lines of credit	282,204	-	282,204	38,674,655	38,956,859	-
Other	-	-	-	631,294	631,294	-
Deferred costs, net	-	-	-	69,130	69,130	-
Total	$4,717,126	$4,349,317	$9,066,443	$280,162,446	$289,228,889	$-

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

Impaired loans are defined as loans that have been assessed for impairment and have been determined to either need a write down or specific reserve. Impaired loans as of September 30, 2011, are set forth in the following table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial loans:
Commercial mortgages – investor	$1,615,329	$-	$882,728	$882,728	$94,000	$1,005,090
Commercial mortgages – owner occupied	2,343,951	-	2,343,951	2,343,951	598,201	2,350,162
Construction and development	-	-	-	-	-	-
Commercial and industrial loans	1,753,357	-	1,753,357	1,753,357	194,533	1,728,900
Consumer loans:
Residential mortgages	505,620	-	505,620	505,620	103,368	507,078
Home equity lines of credit	246,043	-	246,043	246,043	42,043	246,043
Other	-	-	-	-	-	-
Total	$6,464,300	$-	$5,731,699	$5,731,699	$1,032,145	$5,837,273

Impaired loans as of December 31, 2010, are set forth in the following table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial loans:
Commercial mortgages – investor	$4,995,008	$-	$4,432,408	$4,432,408	$501,452	$4,976,222
Commercial mortgages – owner occupied	1,786,805	-	1,786,805	1,786,805	152,000	1,786,994
Construction and development	4,536,422	-	2,839,049	2,839,049	319,762	4,479,778
Commercial and industrial loans	149,957	-	149,957	149,957	44,781	149,785
Consumer loans:
Residential mortgages	861,129	-	800,589	800,589	208,638	566,004
Home equity lines of credit	92,675	-	92,675	92,675	9,475	96,318
Other	-	-	-	-	-	-
Total	$12,421,996	$-	$10,101,483	$10,101,483	$1,236,108	$12,055,101

Nonperforming assets and loans past due 90 days or more but accruing interest were as follows:

	September 30, 2011	December 31, 2010
Nonaccrual loans	$5,714,626	$5,021,777
Restructured loans	8,370,810	7,795,668
Foreclosed real estate	5,342,488	4,509,551
Total nonperforming assets	$19,427,924	$17,326,996

Accruing loans past-due 90 days or more	$—	$—

Two restructured notes totaling $493,607 are more than 90 days past due and are included in nonaccrual loans. All other restructured notes are paying in accordance with the terms of the agreement and remain on accrual status.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. These concessions typically result from the Company’s loss mitigation activities and may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, forbearance  and other actions intended to minimize potential losses and to avoid foreclosure or repossession of collateral. Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.

Troubled debt restructurings as of September 30, 2011 and December 31, 2010 are set forth in the following table:

	September 30,	December 31,
	2011	2010
Commercial loans:
Commercial mortgages – investor	$2,846,631	$2,476,804
Commercial mortgages – owner occupied	1,786,805	1,786,805
Construction and development	-	-
Commercial and industrial loans	-	-
Consumer loans:
Residential mortgages	3,760,737	3,863,648
Home equity lines of credit	470,244	48,530
Other	-	-
Deferred costs, net	-	-
Total	$8,864,417	$8,175,787

Loans restructured for the three and nine month periods ended September 30, 2011 were as follows:

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Commercial loans:
Commercial mortgages – investor	$-	$388,000
Commercial mortgages – owner occupied	-	-
Construction and development	-	-
Commercial and industrial loans	-	-
Consumer loans:
Residential mortgages	186,530	186,530
Home equity lines of credit	-	-
Other	-	-
Deferred costs, net	-	-
Total	$186,530	$574,530

Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches non-accrual status.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  Certain troubled debt restructurings are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.  As of September 30, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

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

The following table presents the September 30, 2011 balances of classified loans by class of commercial loan. Classified loans include loans in Risk Grades 5, 6 and 7. The Company has no loans with risk ratings of 8 or 9.

	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$5,601,862	$-	$882,727	$6,484,589
Commercial mortgages – owner occupied	557,146	623,946	1,786,805	2,967,897
Construction and development	3,314,376	-	-	3,314,376
Commercial and industrial loans	2,510,849	2,223,748	1,828,357	6,562,954
Total	$11,984,233	$2,847,694	$4,497,889	$19,329,816

The following table details charge-offs, recoveries and the provision for loan losses for the period ended September 30, 2011 and the allocation of the allowance for loan losses by portfolio as of September 30, 2011 and December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance 12/31/2010	Charge-offs	Recoveries	Provision	Allowance 9/30/2011
Commercial loans:
Commercial mortgages - investor	$1,073,448	$(290,693)	-	$101,399	$884,154
Commercial mortgages – owner occupied	460,914	(235,455)	-	590,990	816,449
Construction and development	1,112,103	(972,473)	-	1,318,752	1,458,382
Commercial and industrial loans	754,770	(16,320)	12,151	(143,551)	607,050
Consumer loans:
Residential mortgages	821,197	(184,657)	14,650	40,734	691,924
Home equity lines of credit	243,119	(168,911)	76,765	119,412	270,385
Other	15,685	(8,664)	275	9,092	16,388
Total	$4,481,236	$(1,877,173)	$103,841	$2,036,828	$4,744,732

Net (charge-offs)/recoveries for the period ended September 30, 2010, were as follows:

	Charge-offs	Recoveries	Net
Commercial loans:
Commercial mortgages – investor	$(3,403)	$0	$(3,403)
Commercial mortgages – owner occupied	0	0	0
Construction and development	(319,186)	0	(319,186)
Commercial and industrial loans	(299,689)	39,646	(260,043)
Consumer loans:
Residential mortgages	(146,088)	3,358	(142,730)
Home equity lines of credit	(210,766)	18,721	(192,045)
Other	(7,931)	4,628	(3,303)
Total	$(987,063)	$66,353	$(920,710)

Transactions in the allowance for loan losses for the periods ended September 30 were as follows:

	2011	2010
Beginning balance	$4,481,236	$4,322,604
Provision charged to operations	2,036,828	1,644,362
Recoveries	103,841	66,353
	6,621,905	6,033,319
Loans charged off	1,877,173	987,063
Ending balance	$4,744,732	$5,046,256

Loans with a balance of approximately $120.3 million and $110.9 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of September 30, 2011 and December 31, 2010, respectively.

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

There was no stock based compensation expense recognized during the first nine months of 2011 compared to $496 during the first nine months of 2010.  As of September 30, 2011, there was no unrecognized stock option expense related to nonvested stock options.

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

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of September 30, 2011 the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
Loan commitments	$14,288,872	$16,741,858	$19,918,123
Unused lines of credit	40,077,628	64,689,835	47,889,672
Letters of credit	436,360	3,665,222	2,054,947

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

The Company previously notified Treasury that it would not make the quarterly dividend payments on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due after February 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has deferred two quarterly dividend payments since February 15, 2011. As a result, as of September 30, 2011, the Company is $230,025 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.

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

The following table represents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Carrying Value at September 30, 2011:
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$26,217,930	$295,388	$25,642,960	$279,582

	Carrying Value at December 31, 2010:
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$28,125,809	$390,934	$27,361,333	$373,542

During the first nine months of 2011, the Company recognized $581,662 of other-than-temporary impairment charges related to two debt securities issued by financial institutions.  In addition, the Company recognized $50,200 of other-than-temporary impairment charges related to a non-marketable equity security issued by a financial institution.

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010
Balance, beginning of period	$373,542	$1,810,070
Total gains (losses) realized and unrealized:
Included in earnings	(581,662)	(1,097,154)
Included in other comprehensive income	487,702	680,728
Transfer to (from) Level 3	-	-
Balance, end of period	$279,582	$1,393,644

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first nine months of 2011 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	Carrying Value at September 30, 2011:
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$32,521,993	$—	$32,521,993	$—
Impaired loans	5,731,699	—	5,731,699	—
Foreclosed real estate	5,342,488	—	5,342,488	—

During the first nine months of 2011, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Losses related to loans of $1,877,173 were recognized as charge-offs for loan losses. There was a $79,535 net loss on sale of four foreclosed real estate properties; in addition, there were write-downs of $634,473 on three properties that remain in foreclosed real estate. During the first nine months of 2011, there were losses of $13,890 related to loans held for sale accounted for at the lower of cost or fair value. These losses occur as a result of interest rate movement prior to the sale of the loans to secondary market investors.

The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2010.

	Carrying Value at December 31, 2010:
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$32,754,383	$—	$32,754,383	$—
Impaired loans	10,101,483	—	10,101,483	—
Foreclosed real estate	4,509,551	—	4,509,551	—

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

The estimated fair values of financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$11,945,150	$11,945,150	$ 6,662,853	$ 6,662,853
Investment securities (total)	29,213,150	29,400,455	32,409,384	32,599,900
Federal Home Loan Bank stock	2,718,800	2,718,800	3,463,000	3,463,000
Loans held for sale	32,521,993	32,156,993	32,754,383	32,852,418
Loans, net	269,054,734	277,590,007	284,747,653	290,910,582

Financial liabilities
Noninterest-bearing deposits	$70,671,105	71,800,881	$ 66,253,472	$ 66,253,472
Interest-bearing deposits	245,407,319	246,976,483	235,376,059	229,643,059
Advances from the Federal Home Loan Bank	18,380,000	18,587,000	48,300,000	48,807,000

NOTE 9 – INTEREST RATE FLOOR DERIVATIVE

The interest rate floor derivative matured during the fourth quarter of 2010, and therefore had no fair value as of September 30, 2011 or December 31, 2010. The fair value of the derivative instrument, which was included in other assets in the unaudited condensed consolidated balance sheet as of September 30, 2010, was $97,916.  The effect of the derivative instrument designated as a cash flow hedge on the Company’s unaudited condensed consolidated statement of income for the nine months ended September 30, 2010, was approximately $284,375.

NOTE 10 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In June 2011, FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220)-Presentation of Comprehensive Income" which amended disclosure guidance related to comprehensive income. The amendment requires that all nonowner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the consolidated statement of changes in shareholders' equity was eliminated. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011- 04 amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. This guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a material impact on our consolidated results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-02, "Receivables (Topic 310)-A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring" which amended accounting and disclosure guidance relating to a creditor's determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans, strategies, objectives and intentions and the anticipated results thereof, opportunities emerging as the business environment clarifies and improves, reinstatement of dividends, improving earnings and operating results, increased loan demand in the future, the recovery of fair value of available-for sale securities, the allowance for loan losses, anticipated increases in the value of trust preferred securities held in our investment portfolio as the economy improves, the impact of new accounting guidance, liquidity sources, future capital ratios/levels and the impact of the outcome of pending legal proceedings,  are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.

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

During 2004, the Bank opened a mortgage subsidiary, Carrollton Mortgage Services, Inc. (“CMSI”). CMSI is in the business of originating residential mortgage loans to be sold and has one location from which it conducts operations. The mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing. Loans originated by CMSI are generally sold into the secondary market but may be considered for retention by the Bank as part of our balance sheet strategy.

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

 We reported net income of $504,240 for the three months ended September 30, 2011 and a net loss of $21,823 for the nine months ended September 30, 2011, compared to net income of $153,274 and $243,262 for the comparable periods in 2010.  Net income available to common stockholders of $367,162 ($0.14 per diluted share) for the three months ended September 30, 2011 and a net loss attributable to common stockholders was $433,058 ($0.17 loss per diluted share) for the nine months ended September 30, 2011, compared to net income available to common stockholders of $17,790 ($0.01 per diluted share) and a net loss attributable to common stockholders of $163,190 ($0.06 loss per diluted share) for the prior year periods.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net (loss) income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three and nine month periods ended September 30, 2011 was 0.54% and (0.01)% compared to return on average assets of 0.15% and 0.08% for the three and nine month periods ended September 30, 2010. Return on average equity, the quotient of net (loss) income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the three and nine month periods ended September 30, 2011 was 6.01% and (0.09) % compared to return on average equity of 1.69% and 0.90% for the corresponding periods in 2010.

Net interest income decreased $148,578, or 4.04%, for the three month period ended September 30, 2011, and increased $45,400, or 0.43%, for the nine month period ended September 30, 2011 compared to the same periods in 2010, while our net interest margin increased to 4.00% for the nine months ended September 30, 2011 from 3.63% for the comparable period in 2010. Net interest margin, a profitability measure, is the dollar difference between interest income from earning assets, including loans and investments, and interest expense paid on deposits and other borrowings, expressed as a percentage of average earning assets. The year to date improvement in net interest margin while asset yields are declining is a result of our strategy focused on reducing excess balance sheet liquidity and reducing the cost of our interest-bearing liabilities. The decline in net interest income in the quarter is a result of the decline in average interest earning assets offsetting the improvement in the net interest margin.

The improvement in operating results for the quarter ended September 30, 2011, as compared to the same period in 2010, is a result of a $445,000 decline in the provision for loan losses, as well as an increase in noninterest income and a decline in noninterest expenses. The decline in operating results for the nine month period ended September 30, 2011, compared to the same period in 2010, is a result of the ongoing losses associated with the loan portfolio and foreclosed real estate. During the nine month period ended September 30, 2011, the Company recorded a provision for loan losses of $2.0 million compared to $1.6 million during the same period in 2010. Expenses and losses associated with foreclosed real estate were $1.1 million for the nine month period ended September 30, 2011 as compared to $210,813 for the same period in 2010.

No dividends were declared or paid to common stockholders during the first nine months of 2011 as we continue the suspension of dividends in recognition of our limited earnings during recent periods. It is our intention to reinstate the payment of dividends when earnings improve and capital preservation efforts boost our capital ratios. During the first nine months of 2010, we declared dividends of $0.10 per share to stockholders.

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

The financial regulatory reform measures enacted and to be enacted pursuant to the Dodd-Frank Act, along with the ongoing instability in the residential and commercial real estate markets, have created a great deal of uncertainty within the community banking industry. In addition, uncertainty about future tax policy and the cost of employment associated with healthcare reform add uncertainty to planning for operational costs. We have chosen to carefully evaluate all growth opportunities with this uncertainty in mind, carefully limiting decisions that could be impacted by circumstances beyond our control.

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

Our effort to improve net interest margin by reducing balance sheet liquidity and high cost funding sources has dramatically improved net interest margins from 3.63% for the nine months ended September 30, 2010 to 4.00% for the same period in 2011. The 37 basis point improvement is primarily a result of reducing the cost of interest-bearing liabilities by 40 basis points through the reduction of borrowed funds and renewal of certificates of deposit at significantly lower rates. The annualized benefit of a 37 basis point improvement in net interest margin is approximately $1.3 million on the Bank’s average earning assets of $353.2 million for the nine months ended September 30, 2011.

Our efforts to reduce non-performing assets and improve operating efficiencies will take longer to appear in operating results. The reduction of non-performing assets is subject to the market conditions associated with the commercial real estate market, while operating efficiencies will be geared towards prudently reducing operating expenses while growing the business within the constraints of our capital base.

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

Investment securities decreased $3.2 million, or 9.86%, to $29.2 million at September 30, 2011, from $32.4 million at December 31, 2010. The decrease is primarily the result of $4.4 million of principal paydowns on debt securities, partially offset by the purchase of a $1.1 million mortgage-backed security with an estimated maturity date of May 2019 and a yield of 4.02%. Management’s continuing investment strategy is to use liquidity from maturing investments to fund our liquidity needs so we can reduce our use of high cost certificates of deposit and borrowed funds. Management continues to investigate investment options that will produce the most efficient use of excess funds.

Loans Held for Sale

Loans held for sale decreased $232,390 from $32.8 million at December 31, 2010, to $32.5 million at September 30, 2011. Generally, loans originated with the intention of being sold to a third party remain on our balance sheet for approximately 45 days. During September 2011, loans originated with the intention of being sold totaled $31.1 million compared to $34.0 million during December 2010. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Gross loans, excluding loans held for sale, decreased 5.33% to $273.8 million at September 30, 2011 compared to $289.2 million at December 31, 2010, resulting from tempered loan demand as businesses continue to limit borrowing to expand their operations during the continued sluggish and uncertain economy.

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

At September 30, 2011, we had 11 impaired loans totaling approximately $5.7 million, seven of which have been classified as nonaccrual.  The valuation allowance for impaired loans was $1.0 million as of September 30, 2011.

The following table provides information concerning non-performing assets and past due loans at the dates indicated:

	September 30, 2011	December 31, 2010	September 30, 2010

Nonaccrual loans	$5,714,626	$5,021,777	$12,838,113
Restructured loans	8,370,810	7,795,668	4,788,998
Foreclosed real estate	5,342,488	4,509,551	3,001,457
Total non-performing assets	$19,427,924	$17,326,996	$20,628,568

Accruing loans past-due 90 days or more	$-	$-	$148,000

Two restructured notes totaling $493,607 are more than 90 days past due and are included in nonaccrual loans. All other restructured notes are paying in accordance with the terms of the agreement, and remain on accrual status.

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

The allowance for loan losses was $4.7 million at September 30, 2011, which was 1.73% of loans compared to $4.5 million at December 31, 2010, which was 1.55% of loans.  During the first nine months of 2011, we experienced net chargeoffs of $1.8 million compared to net chargeoffs of $920,710 during the same period of 2010.  The annualized ratio of net loan losses to average loans outstanding was 0.63% for the nine months ended September 30, 2011 compared to the net loan loss ratio of 0.31% for the first nine months of 2010. The ratio of nonperforming assets, including accruing loans past-due 90 days or more but excluding renegotiated loans, as a percentage of period-end loans, excluding loans held for sale, and foreclosed real estate increased to 3.96% at September 30, 2011, compared to 3.24% at December 31, 2010. The increase in the allowance for loan losses was necessary to recognize the increase in historical loss rates used to calculate the allowance as well as the completion of new appraisals that indicated that collateral values have continued to decline during 2011. These declines result from the extended economic stagnation and the limited market activity in commercial and residential real estate.

The following table shows the activity in the allowance for loan losses:

	Nine Months Ended September 30,		Year Ended December 31,
	2011	2010	2010

Allowance for loan losses - beginning of period	$4,481,236	$4,322,604	$4,322,604
Provision for loan losses	2,036,828	1,644,362	4,106,353
Charge-offs	(1,877,173)	(987,063)	(4,026,093)
Recoveries	103,841	66,353	78,372
Allowance for loan losses - end of period	$4,744,732	$5,046,256	$4,481,236

Funding Sources

Deposits

Total deposits increased by $14.4 million, or 4.8%, to $316.1 million as of September 30, 2011, from $301.6 million as of December 31, 2010.  Our successful efforts to attract additional deposits, particularly from the small and mid-sized business segments, are evidenced by growth in demand deposits which increased by $4.4 million, or 6.7%, to $70.7 million as of September 30, 2011 compared to $66.3 million at December 31, 2010. Interest-bearing accounts, excluding certificate of deposit accounts, increased by $2.0 million to $98.5 million at September 30, 2011, compared to $96.5 million at December 31, 2010. Certificate of deposit accounts increased by 5.4% from $138.9 million at December 31, 2010 to $146.9 million September 30, 2011.

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to Federal Deposit Insurance Corporation (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At September 30, 2011, we had $26.4 million in CDARS through the reciprocal deposit program compared to $21.4 million at December 31, 2010. We did not have any non-reciprocal deposits in the CDARS program as of September 30, 2011, or as of December 31, 2010.

Borrowings

Total borrowings decreased $29.9 million, or 61.9%, to $18.4 million at September 30, 2011 compared to $48.3 million at the end of 2010. The decrease in borrowings is a result of repaying Federal Home Loan Bank (“FHLB”) advances.  We were able to reduce these borrowings as a result of a decline in the investment portfolio, including FHLB stock, of $3.9 million, a decline in the gross loan portfolio, including loans held for sale, of $15.7 million during the first nine months of 2011 and an increase in total deposits of $14.4 million during the same period, which resulted in our requiring fewer borrowings as of September 30, 2011.

All borrowings at September 30, 2011 and December 31, 2010 consisted of advances from the FHLB. As of September 30, 2011, outstanding advances included four fixed rate credit loans totaling $11.4 million with maturities of greater than 30 days. The latest maturity date is June 2013. These advances carry interest rates ranging from 3.18% to 4.33%.  The remaining advances were repaid at the beginning of October 2011 and carried interest at a rate of 0.36%. At December 31, 2010, outstanding advances included 11 fixed rate credit loans totaling $37.5 million with the latest maturity date of June 2013 and one adjustable rate credit loan of $10.8 million.

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

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to be maintained at a higher level based on its regulator’s assessment of its risk profile. As of September 30, 2011 and December 31, 2010, the Company is considered well capitalized.  The Bank also exceeded the FDIC required minimum capital levels to be considered well capitalized at those dates.  Management knows of no conditions or events that would change this classification.

The following table summarizes the Company’s capital ratios:

	September 30, 2011	December 31, 2010	Minimum Regulatory Requirements	To Be Well Capitalized
Risk-based capital ratios:
Tier 1 capital	10.53%	10.12%	4.00%	6.00%
Total capital	11.79	11.35	8.00	10.00
Tier 1 leverage ratio	9.66	9.45	4.00	5.00

Total stockholders’ equity increased 0.4%, or $124,464, during the nine months ended September 30, 2011 compared to December 31, 2010, increasing to $33.5 million at September 30, 2011. The increase was due to improvement in the fair market value of our available for sale securities of $786,790, net of deferred taxes net loss of $310,349, offset by our net loss of $21,823 and dividends paid or accrued on preferred stock of $345,036.

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

Net interest income decreased by $148,578, or 4.0%, for the three months ended September 30, 2011. Net interest income increased by $45,400, or 0.4%, for the nine months ended September 30, 2011. Net interest margin, which represents the annualized percentage of net interest income as compared to average interest earning assets, increased to 3.97% and 4.00% for the three and nine month periods ended September 30, 2011 as compared to 3.83% and 3.63% for the same periods in 2010.

Total interest income decreased $513,177, or 10.3%, and $1.4 million, or 9.5%, for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. Interest and fee income on loans decreased $300,230, or 6.8%, and $715,329, or 5.4%, for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. The decrease for the three month period is a result of a decline in loan yields from 5.50% for the three months ended September 30, 2010 to 5.40% for the three months ended September 30, 2011 and a decline in average loans outstanding from $319.3 million for the 2010 quarter to $302.9 million for the same period in 2011. The decrease in the nine month period is a result of the yield on loans declining from 5.64% to 5.41% while average loans decreased $4.5 million to $307.0 million. The decrease in yields is a result of higher yielding commercial and residential mortgages paying down and being replaced by lower yield loans as we remain in a historically low interest rate cycle. The decrease in average balances is a result of management’s decision to manage capital ratios through the careful reduction of assets.

 Interest income from investment securities, overnight investments, and interest-bearing deposits was $349,406 and $1.1 million for the three and nine month periods ended September 30, 2011, compared to $562,353 and $1.8 million for the same periods in 2010.  The average investment portfolio decreased 35.2%, or $18.4 million, for the three month period ended September 30, 2011 as compared to the same period in 2010, and decreased 37.5%, or $21.2 million, for the nine month period ended September 30, 2011 as compared to the same period in 2010. The overall yield on investments decreased from 4.10% and 4.16% for the three and nine month periods ended September 30, 2010 to 3.97% and 4.02% for the comparable periods in 2011.  The decline in the investment portfolio resulted from management’s decision to shrink the balance sheet by using cash flow from investments to reduce high-cost borrowings. The slight decrease in yields resulted from maturities and calls of securities that carried higher yields than the securities remaining in our portfolio. The yield on Federal funds sold and other interest-bearing deposits decreased to 0.13% for the first nine months of 2011 compared to 0.20% for the same period in 2010.  The decrease in the yield on Federal funds sold and other interest-bearing deposits is primarily related to the decrease in excess reserves held with the Federal Reserve, which paid a higher rate than other correspondent banks during both periods. The decrease in interest income from overnight investments and interest bearing deposits for the three months ended September 30, 2011 is a result of the same trends affecting the nine month period.

Interest expense decreased $364,599, or 27.7%, and $1.5 million, or 33.2%, for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010.  The primary reason for the decreases is a reduction in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 1.42% and 1.47% for the three and nine month periods ended September 30, 2011 compared to 1.73% and 1.87% for the same periods in 2010.  The decrease in the cost of interest-bearing liabilities was primarily related to management’s continuing focus on reducing high-cost certificates of deposit and borrowings. The cost of average interest-bearing deposits for the three and nine month periods ended September 30, 2011 declined to 1.38% and 1.38% from 1.59% and 1.72% for the comparable periods in 2010. Also contributing to the decrease in interest expense during the 2011 periods was a decrease in average interest-bearing deposits to $239.1 million for the nine months ended September 30, 2011, from $270.5 million for the same period in 2010. Similarly, the Company reduced interest expense on borrowed funds by $156,805 and $435,466 from the third quarter and first nine months of 2010 as compared to the same periods in 2011 by reducing the average balance on borrowed funds by 36.4% to $28.4 million from $44.7 million for the first nine months of 2011 and 2010, respectively. The decline in average balances for interest-bearing deposits and borrowed funds for the three month period is consistent with the trends for the nine month period.

The stability of net interest income for the three and nine month periods ended September 30, 2011, during a period when the Company is shrinking its balance sheet, is a result of increases in our net interest margin for the periods. As discussed above, net interest margin is the difference between interest income and interest expense expressed as a percentage of average earning assets. The net interest margin increased to 3.97% and 4.00% for the three and nine months ended September 30, 2011 from 3.83% and 3.63% for the comparable periods in 2010. The improvement in the net interest margin resulted from management’s aggressive reduction of high cost certificates of deposit and borrowed funds and from reducing excess balance sheet liquidity.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	7,686,083	7,689	0.13%	15,393,996	23,161	0.20%
Federal Home Loan Bank stock	3,162,682	19,905	0.84%	3,813,446	9,375	0.33%
Investment securities:
U.S. government agency	1,852,558	71,507	5.16%	12,012,174	443,543	4.94%
State and municipal	8,355,925	230,751	3.69%	10,244,929	285,107	3.72%
Mortgage backed securities	16,781,652	691,428	5.51%	23,473,299	984,005	5.60%
Corporate bonds	8,086,570	70,037	1.16%	9,315,420	29,750	0.43%
Other	296,408	659	0.30%	1,549,399	17,358	1.50%
	35,373,113	1,064,382	4.02%	56,595,221	1,759,763	4.16%
Loans:
Demand and time	47,713,366	1,768,918	4.96%	59,123,001	2,085,260	4.72%
Residential mortgage (a)	114,821,373	4,189,149	4.88%	109,431,073	4,424,268	5.41%
Commercial mortgage and construction	143,875,688	6,416,381	5.96%	141,932,037	6,572,612	6.19%
Other	587,909	46,138	10.49%	1,015,632	53,775	7.08%
	306,998,336	12,420,586	5.41%	311,501,743	13,135,915	5.64%
Total interest earning assets	353,220,214	13,512,562	5.11%	387,304,406	14,928,214	5.15%
Noninterest bearing cash	3,055,408			4,910,647
Premises and equipment	7,024,910			7,118,500
Other assets	19,071,901			16,474,178
Allowance for loan losses	(4,658,474)			(4,475,944)
Unrealized gains (losses) on available for sale securities, net	(4,437,885)			(3,687,627)
	373,276,074			407,644,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Savings and NOW	55,055,426	100,011	0.24%	51,422,023	90,702	0.24%
Money market	43,402,584	229,663	0.71%	45,648,086	261,798	0.77%
Certificates of deposit	140,598,641	2,132,876	2.03%	173,416,196	3,135,636	2.42%
	239,056,651	2,462,550	1.38%	270,486,305	3,488,136	1.72%
Borrowed funds	28,449,904	480,249	2.26%	44,703,406	915,715	2.74%
Total interest bearing liabilities	267,506,555	2,942,799	1.47%	315,189,711	4,403,851	1.87%
Noninterest bearing deposits	69,684,333			53,965,129
Other liabilities	2,597,965			2,371,617
Stockholders' equity	33,487,221			36,117,703
Total liabilities and stockholders' equity	373,276,074			407,644,160
Net interest margin (b)	353,220,214	10,569,763	4.00%	387,304,406	10,524,363	3.63%

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

We recorded a provision for loan losses of $495,010 and $2.0 million for the three and nine month periods ended September 30, 2011 compared to $940,099 and $1.6 million for the same periods in 2010.  Nonaccrual loans, foreclosed real estate, and delinquent loans over 90 days still accruing interest to total loans, excluding loans held for sale, and foreclosed real estate increased to 3.96% at September 30, 2011 from 3.24% at December 31, 2010. The decrease in the provision for the three month period is a result fewer loans moving from performing to nonperforming as compared to the 2010 period as well as fewer loans needing new appraisals in the 2011 period. The increase in the provision for the nine month period resulted from the completion of new appraisals that indicated that collateral values have continued to decline during 2011. These declines result from the extended economic stagnation and the limited market activity in commercial and residential real estate.

Noninterest Income

Noninterest income for the three months and nine months ended September 30, 2011 was $2.3 million and $5.8 million compared to $2.1 million and $4.8 million for the same periods in 2010, representing increases of $109,760, or 5.1%, and $1.0 million, or 20.9%, for the respective periods. The increase for the three month period is primarily a result of a $105,856, or 17.8%, increase in electronic banking revenue and a $41,295, or 16.7%, decline in impairment losses on investment securities. The increase for the nine month period is attributable to increased fee income generated by our three fee based businesses, electronic banking, residential mortgage origination and investment brokerage as well as a decline in impairment losses on investment securities. Partially offsetting these increases were declines in service charge income on deposit accounts and other fees and commissions during the three and nine months ended September 30, 2011 compared to the same periods in 2010.

Electronic banking fee income increased by $105,856, or 17.8%, for the three month period ended September 30, 2011 compared to the corresponding period in 2010 and by $305,496, or 18.1%, for the nine month period ended September 30, 2011 compared to the corresponding period in 2010.  Electronic banking income is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 88% of total electronic banking revenue. Fees from ATMs represent approximately 4% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 8% of electronic banking revenue. The higher fee income during the 2011 period is a result of an increased POS client base which generates a larger volume of fee-based transactions.

Mortgage banking revenue, net of commissions paid to mortgage lenders, was unchanged at $1.3 million for the three months ended September 30, 2011 as compared to the same period in 2010.  Mortgage banking revenue, net of commissions paid to mortgage lenders, increased by $369,560 to $3.2 million for the nine months ended September 30, 2011 from $2.9 million for the same period in 2010. Origination volume decreased by $19.4 million and $18.3 million for the three and nine month periods ended September 30, 2011 as compared to same periods in 2010.  The ability to maintain revenue levels on lower volume for the three month period is a result of a change in the commission structure of loan officers under which loan officers are now paid based on volume instead of pricing. This change was phased in during the second quarter of 2011 and resulted in lower commissions than would have been paid under the prior structure. The increase in revenue for the nine month period was due to lower commissions as well as structural changes made in early 2010. In the first quarter of 2010, the majority of mortgage fee income was earned as a fixed fee paid by CMSI to the Bank based upon a percentage of the principal amount of loans originated and sold into the secondary market. In addition, all salaries and benefits of the loan officers were effectively reimbursed to the Bank from CMSI and therefore were not included in noninterest expenses. Under the new structure, which went into effect on March 1, 2010, we earn all of the fees received from borrowers and secondary market investors in connection with CMSI’s origination and sale of loans into the secondary market, and we pay the loan officers’ commissions, benefits and other expenses directly. The commissions are deducted from the mortgage fee income and as a result reduce the mortgage-banking fee portion of noninterest income. Any benefits or additional incentives are now recorded as salaries or benefits and therefore increase noninterest expense.

With interest rates remaining consistently low for more than one year, consumer demand for mortgage refinancing between the first half of 2011 and the first half of 2010 was relatively weak. When the economy strengthens, we would anticipate increased consumer demand for financing of owner-occupied, residential properties.

Brokerage commissions from services provided by CFS increased by $10,890, or 6.4%, and $104,736, or 18.6%, for the three month and nine month periods ended September 30, 2011, compared to the same periods in 2010 as the investment market and investor demand for non-banking financial service products and services improved during 2011.

Services charges on deposit accounts decreased by 17.8% to $117,548 for the third quarter of 2011 and by 18.5% to $368,482 for the nine months ended September 30, 2011 compared to $143,057 and $452,180 during the same periods in 2010. Declines in overdraft fee income during 2011 compared to 2010 was the primary reason for the overall decrease in service charges on deposit accounts income.

Other fees and commissions were $88,255 and $254,399 for the three and nine month periods ended September 30, 2011 compared to $93,299 and $281,375 for the same periods in 2010. The $5,044 and $26,976 decreases relate primarily to a decline in the collection of wire transfer fees. These fees have declined as the result of the introduction of online tools that allow customers to initiate wires at a lower cost. A portion of the cost savings has been passed along to the customers to encourage use of these tools.

We incurred losses on securities write downs of $168,384 and $750,046 for the three and nine month periods ended September 30, 2011, compared to losses of $209,679 and $1,097,155 for the same periods in 2010. The nine month improvement relates to some stabilization in the rate of issuer deferrals within the pools of Trust Preferred securities held in our investment portfolio. The write down in the three months ended September 30, 2011 was entirely related to the write-down of three equity holdings in bank stocks. These equity holdings were deemed impaired as a result of their ongoing asset quality issues and declines in their capital strength.  For the first time since the 3rd quarter of 2009, there was no impairment loss on Trust Preferred securities during the three months ended September 30, 2011. These securities have been written down through the income statement as the quarterly impairment analysis dictates. Impairments on Trust Preferred securities result from the deferral of dividends by financial institutions or complete failure of the institutions that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Noninterest Expense

Noninterest expenses decreased $192,313, or 4.1%, for the three months ended September 30, 2011 and increased $1.0 million for the nine months ended September 30, 2011, compared to the same periods in 2010. The 4.1% decrease for the three month period is primarily a result of reductions in salaries and employee benefits that were partially offset by increases in expenses and losses associated with the management and disposal of foreclosed real estate. The 7.6% increase for the nine month period includes increases in loan workout costs, expenses and losses associated with the management and disposal of foreclosed real estate and a change in the structure of the mortgage banking division during the first quarter of 2010 that resulted in a shift of costs that were previously recorded as an offset to mortgage fee income. These increased expenses were partially offset by non-recurring costs related to a lawsuit we settled during the first quarter of 2010 with respect to the nine month period, and a deposit premium acquisition cost that fully amortized in June 2010.

Salaries and employee benefits decreased $319,005, or 12.3%, to $2.3 million during the third quarter of 2011 compared to $2.6 million during the third quarter of 2010. The decrease was a result of staffing reductions and elimination of certain employee benefits at the end of the second quarter and the beginning of the third quarter. The increase for the nine month period was $155,177 or 2.2%. This increase is largely related to increases in salaries and employee benefits resulting from the previously discussed change in the structure of our mortgage origination business. The increase in mortgage related salaries and benefits were $105,356 for nine month period. Increases for the nine month period from higher commissions and salaries related to the increased revenue in the securities brokerage and electronic banking business as well as an increase in health insurance costs resulting from a onetime benefit realized in January 2010 for the termination of the Company’s self insured plan, were offset by the decline in salaries and employee benefit costs in the three months ended September 30, 2011 resulting from the previously mentioned costs saving measures.

 Occupancy expense increased by $3,204 to $584,304 for the three months ended September 30, 2011, compared to $581,100 for the same three month period in 2010. The increase for the nine month period ended September 30, 2011 was $45,101. The increases were associated with normal escalation of rent and common area maintenance fees assessed in the second quarter of 2011.

Professional services were $186,544 and $559,205 for the three and nine month periods ended September 30, 2011 compared to $225,775 and $482,623 for the same periods in 2010, a decrease of $39,231, or 17.4%, for the quarter, and an increase of $76,582, or 15.9%, for the nine month period. The decrease for the three month period is due to higher legal costs incurred in 2010 related to the final resolution of litigation. Included in the increased professional services expenses for the nine month period compared to the 2010 period were higher consulting costs of $89,814 primarily related to strategic and information technology planning and staff development, and an increase of $26,950 in investment advisory fees resulting from the outsourcing of that function. These increases were partially offset by a reduction in legal fees of $34,597 resulting from the previously mentioned elimination of costs with respect to litigation settled in 2010.

Furniture and equipment expense increased marginally by $7,890, or 5.5%, and $10,864, or 2.5%, for the three month and nine month periods ended September 30, 2011. The increases are primarily related to an increase in furniture and equipment maintenance and depreciation costs related to normal repair and replacement of these assets.

Foreclosed real estate losses, write downs and costs increased by $145,229 and $896,419 for the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010. The increase for the three month period is a result of increased costs to maintain properties and to market them for sale. The increase for the nine month period is a result of the same factors mentioned for the quarter as well as write downs of $634,473 of foreclosed real estate in the second quarter of 2011. The increase in the write downs resulted from the same factors that contributed to the higher loan loss provisions, completion of new appraisals that indicated that real estate values have continued to decline during 2011. Total write-downs and disposal losses were $32,986 for the first nine months of 2010.

Other operating expenses increased $9,600, or 0.9%, for the three months ended September 30, 2011, and decreased $157,174, or 4.5%, for the nine months ended September 30, 2011 as compared to the same periods in 2010. The quarterly increase was due to an increase of $84,625 in loan related expenses for the quarter and a decrease of $74,699 in FDIC assessments. The decrease for the nine month period resulted from first quarter factors including non-recurring costs of $175,000 incurred in connection with a lawsuit settled during the first quarter of 2010. In addition, a deposit premium became fully amortized in June 2010 so there was no corresponding expense during the 2011 periods. This reduced other operating expenses by $61,587 when comparing the three and nine month periods ended September 30, 2011 to the same periods in 2010. FDIC assessments for the nine month period decreased by $51,234. These reductions were partially offset by a $160,000 increase in loan related expenses.

Income Taxes

For the three months ended September 30, 2011, we recorded income tax expense of $277,751. For the nine months ended September 30, 2011, we recorded an income tax benefit of $163,914. These amounts compare to an income tax expense of $30,133 for the three months ended September 30, 2010 and income tax benefit of $52,641 for the nine month period ended September 30, 2010. The effective tax rates, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses, were 35.5% and (88.3) % for the 2011 periods as compared to 16.4% and (27.6) % for the 2010 periods.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base and equity capital. Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $70.7 million, or 19.0% of total assets, at September 30, 2011.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $54.8 million at September 30, 2011.  Of this total, management places a high probability of required funding within one year of approximately $14.3 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

We also have external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which we can draw upon when required. We have a line of credit totaling approximately $56.6 million with the FHLB based on qualifying loans pledged as collateral.  In addition, we can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. We had $11.1 million of securities pledged at the FHLB under which the Bank could have borrowed approximately $10.7 million. Also, the Bank has $3.0 million of securities pledged at FRB under which it could have borrowed approximately $2.9 million.  Outstanding borrowings at the FHLB were $18.4 million at September 30, 2011. Fixed rate borrowings from FHLB include $9.0 million maturing in 2012 and $2.4 million maturing during 2013. The interest rates on these borrowings range from 3.175% to 4.33%. An overnight adjustable rate credit of $7.0 million was also outstanding as of September 30, 2011. The interest rate on this borrowing was 0.36% as of September 30, 2011. The short term fixed rate credit and the overnight borrowings can be paid down or extended based upon the liquidity needs of the Company. Additionally, we have an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require the Bank to transfer securities pledged at the FHLB or FRB to this institution before it could borrow against this line. There was no balance outstanding under these lines at September 30, 2011. These lines bear interest at the current federal funds rate of the correspondent bank.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2011, we are in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first nine months of 2011 or 2010.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of September 30, 2011.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors from those disclosed in our 2010 Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	November 14, 2011	/s/Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	November 14, 2011	/s/Mark A. Semanie

Mark A. Semanie
Chief Financial Officer