Form 10-K
period 2011-12-31
CARROLLTON BANCORP
filed 2012-03-13
CIK 859222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23090

Carrollton Bancorp
(Exact name of registrant as specified in its charter)

Maryland	52-1660951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7151 Columbia Gateway Drive, Suite A
Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

(410) 312-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, par value $1.00 per share	Name of each exchange on which registered The NASDAQ Stock Market LLC

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

Large accelerated filer ☐                                                                                                    Accelerated filer ☐

Non-accelerated filer ☐    (Do not check if a smaller reporting company)                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant upon the closing price of such common equity as of March 8, 2012, was $7,189,571. For the purpose of this calculation, directors and executive officers of the registrant are considered affiliates.

At March 8, 2012, the Registrant had 2,576,388 shares of $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 2012, are incorporated by reference in Part III of this Form 10-K.

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

Statement regarding the impact on the Company of routine legal proceedings

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Statements regarding our current strategy

Statement regarding the impact of our efforts to reduce non-performing assets and improve operating efficiencies on our operating results

Statements regarding our 2012 expectations, including a reduced benefit from lower deposit pricing, benefit from maturing Federal Home Loan Bank advances that can either be paid off or refinanced at a lower cost due to lower interest rates, minimal growth in loans and deposits, slow growth in core deposits, reducing commercial real estate exposure, expectations regarding changes in fee income and the impact of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) allowing banks to pay interest on business checking accounts

Our intentions regarding construction and land development loans

Statement regarding the expected impact of our current certificate of deposit pricing strategy

Statement regarding the expected impact of lower-cost funding

Statements regarding the allowance for loan losses, in particular the adequacy thereof

Statement regarding expected capital expenditures in 2012

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

Part IV. Item 8. Note 3. Investments:

Statement regarding anticipated changes in the fair value of securities in relation to market rates

 Part IV. Item 8. Note 22. New Authoritative Accounting Guidance:

Statements regarding anticipated impact of new accounting pronouncements on the Company’s results of operations or financial condition

These statements are based on our beliefs, assumptions and on information available as of the date of filing, are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of, among other things, interest rate fluctuations, a further deterioration of economic conditions in the Baltimore metropolitan area or a slower than anticipated recovery, a continued downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in regulatory requirements and/or restrictive banking legislation that may adversely affect us or our industry in general, including pursuant to the Dodd-Frank Act, our allowance for loan losses being inadequate, a loss of key personnel, changes in accounting standards, changes in competitive, governmental, regulatory, technological and other factors which may affect Carrollton Bancorp specifically or the banking industry generally, and other risks described in this report and in our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances, or otherwise. Past results of operations may not be indicative of future results.

Part I

Item 1. Business

General – Carrollton Bancorp (or the “Company”), a Maryland corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was organized on January 11, 1990, and is headquartered in Columbia, Maryland. Carrollton Bank (or the “Bank”) is a commercial bank and our principal subsidiary. The Bank was chartered by an act of the General Assembly of Maryland (Chapter 727) approved April 10, 1900. The Bank is engaged in a general commercial and retail banking business and has a total of ten full-service branch locations in Maryland with two branch locations in Baltimore City, three branch locations in Anne Arundel County, four branches in Baltimore County, and one branch in Harford County. The Bank also has a limited-service branch in Howard County that currently serves customers by appointment only.

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

The Bank’s wholly-owned subsidiaries are Carrollton Mortgage Services, Inc. (‘‘CMSI’’), the business of which was primarily to originate and sell residential mortgage loans, Carrollton Financial Services, Inc. (‘‘CFS’’), which provides investment advisory and brokerage services, Mulberry Street LLC (‘‘MSLLC’’), which disposes of other real estate owned and 13 Beaver Run LLC (“BRLLC”), which holds one piece of foreclosed real estate. Carrollton Community Development Corporation (‘‘CCDC’’) is a 96.4% owned subsidiary of the Bank that promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Baltimore metropolitan area. As of January 1, 2012, CMSI is an inactive subsidiary and all mortgage lending is conducted by the Bank.

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

Participation in TARP – In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of the Treasury (“Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On February 13, 2009, the Company raised $9,201,000 through participation in the TARP Capital Purchase Program.

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

The Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date, with prior regulatory approval.  The Company is currently considering its strategic alternatives with respect to being able to redeem the Series A Preferred Stock.

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

The Purchase Agreement (as defined below) also subjects the Company to certain of the executive compensation limitations included in the EESA. As a condition to the closing of the transaction, Robert A. Altieri, James M. Uveges, Gary M. Jewell, William D. Sherman, and Lola B. Stokes (the Company's Senior Executive Officers, as defined in the Purchase Agreement) each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer's compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so called “golden parachute” agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messrs. Altieri, Uveges and Jewell’s and Mrs. Stokes’ employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

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

Mortgage Banking.  Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio.  Mortgage-banking products include Federal Housing Administration (“FHA”) and U.S. Department of Veterans Affairs (“VA”) loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.  These loans we originate are generally sold into the secondary market but may be considered for retention by the Bank as part of our balance sheet strategy.  Prior to January 1, 2012, our mortgage banking business was conducted by our CMSI subsidiary, but all mortgage lending activity is now conducted directly by the Bank.  The former employees of CMSI continue to handle these operations as direct Bank employees from CMSI’s former branch location.  We also took over CMSI’s leases for space in various locations to meet with customers.  These “desk rentals” are contracted for no more than one year.

Residential Mortgage Loans for Owner Occupied Properties.  First and second residential mortgage loans, made principally through the Bank’s subsidiary, CMSI, enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value ratio greater than 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. We generally do not lend in excess of 80% of the appraised value of such properties unless we obtain the proper private mortgage insurance coverage or are making a loan guaranteed by the FHA, VA, or U.S. Department of Agriculture (“USDA”). The majority of our mortgage lending is to borrowers wishing to finance owner-occupied, single-family dwellings. Although we offer mortgage loans for investment properties, the guidelines of investors who purchase these loans have become more stringent over the last four years which limits our opportunity to finance investment properties. Due to historically low interest rates, most borrowers have recently been financing their mortgages at a 30-year fixed rate. Occasionally, we provide funding to borrowers with an adjustable rate after the fifth anniversary of the loan funding date.

Unlike the other types of loans we originate, we generally originate residential mortgage loans with the intent to sell them in the secondary market.  Such loans are sold, in most cases, with servicing released, to any of eight financial institutions for which we have been “approved” as a seller of mortgage loans. These loans are typically held for a period of three to four weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. During this holding period, we earn interest on these loans at a rate indexed to the prime rate. The primary risk to us from these loans is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. We attempt to manage this risk by underwriting the loans in accordance with the secondary market investors’ guidelines. If the secondary market investor declines to purchase the loan, we could attempt to sell the loan to other investors or hold the loan in our loan portfolio. Until sold, we retain the credit risk with respect to these loans.

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

Owner occupied residential mortgage loans, excluding loans held for sale, constituted 12.5% of our loan portfolio at December 31, 2011.

Residential Mortgage Loans for Non-Owner Occupied Properties.  These residential mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of residential real estate as an investment or rental property. These loans are secured by a first mortgage lien on the property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, when made to a business, these loans are guaranteed personally by the principals. We typically look for cash flow from the business to at least equal to 115% coverage of the business debt service, and for income-producing property to be self supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Repayment of the loan is primarily dependent on the rental income received from the tenants. These loans constituted 5.5% of our loan portfolio at December 31, 2011.

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

Home equity loans and lines of credit constituted 13.4% of our loan portfolio at December 31, 2011.

Mortgage Loans for Commercial Owner Occupied Properties.  These commercial mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of real property for use by the owner’s business. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. We typically look for cash flow from the business to at least equal to 115% coverage of the business debt service, and for income-producing property to be self supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. In addition, repayment of the loan is primarily dependent on the success of the business itself. Further, economic cycles can affect the success of a business and, as a result, the borrower’s ability to repay the loan.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than for residential properties.  These loans constituted 13.4%% of our loan portfolio at December 31, 2011.

Mortgage Loans for Commercial Non-Owner Occupied Properties.  Commercial mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of real property used for business purposes. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, when made to a business, these loans are guaranteed personally by the principals. We typically look for cash flow from the business to at least equal to 115% coverage of the business debt service, and for income-producing property to be self supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. These types of commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. In addition, repayment of the loan is primarily dependent on the borrower’s ability to lease the property and the success of the tenants’ businesses, which can be negatively affected by economic cycles.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.  These loans constituted 35.5% of our loan portfolio at December 31, 2011.

Construction and Land Development Loans.  Construction and land development loans are loans to individuals and businesses to finance the acquisition and development of parcels of land and to construct residential housing, including single family residential properties and multi-family properties, or commercial property such as the development of residential neighborhoods and commercial office parks. We typically will finance 70% to 80% of the discounted future value of these projects, or 80% of the value of the completed project or 90% of cost, whichever is less, on a single-family, detached home. The loan is collateralized by the project or real estate itself, and, when made to a business, other assets or guarantees of the principals in most cases. Repayment is anticipated from the proceeds of sale of the final units, or permanent mortgage financing on a residential or commercial construction loan for a single borrower. These types of loans carry a higher degree of risk than long-term financing on improved, owner-occupied real estate and commercial mortgage loans. Risk of loss on such loans depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction or development cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property.  Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment.  In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed.  Construction loans also expose us to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties.  In addition, the ultimate sale or rental of the property may not occur as anticipated.  Also, interest rates, buyer preferences, and desired locations are all subject to change during the period from the time of the loan commitment to final delivery of the final unit, all of which can change the economics of the project. In addition, real estate developers to whom these loans are typically made are subject to the business risk of operating a business in a competitive environment, and many of these borrowers may have more than one loan outstanding.

We attempt to reduce risk on these loans by limiting lending for speculative building of both residential and commercial properties based upon the borrower's history with us, financial strength, and the loan-to-value ratio of such speculative property.  We generally require new and renewed variable-rate commercial loans to have interest rate floors.

We have dramatically reduced our origination of these types of loans over the past three years and intend to continue to make these loans on only a limited basis going forward.  As of December 31, 2011, these types of loans represent 5.0% of our loan portfolio.

Commercial and Industrial Loans.  Commercial and industrial loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than five years. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. Further, repayment of these loans is often dependent on the success of the business itself or, for secured loans, the value of the assets securing the loans not falling in value. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. Commercial and industrial loans constituted 14.5% of our loan portfolio at December 31, 2011.

Other Loans.  The remainder of the loan portfolio is comprised of installment loans for automobiles, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. We will finance up to 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association publication for used cars. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and we perform a credit review on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower’s current ability to repay.  These loans constituted 0.2% of our loan portfolio at December 31, 2011.

The Bank is the principal originator of the loans it makes, at this time. In prior periods, residential mortgage loans and home equity loans and lines of credit were predominantly purchased from a network of brokers or other types of originators with whom the Bank did business. The Bank has sold some loans in the secondary market for which it retained the servicing rights and derives a small amount of noninterest income from serviced loans. These income amounts are not significant to the amounts of noninterest income derived from other sources.  These loans represented less than 1% of our loan portfolio at December 31, 2011.

Lending Limit.  As of December 31, 2011, our legal lending limit for loans to one borrower was approximately $5.8 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions on credit-worthy loan requests that exceed our lending limit. This strategy allows us to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.

Loan Approval Procedures and Authority.  We have lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

We use external consultants to conduct independent loan reviews. These consultants review and validate the credit risk program on a periodic basis. Results of these reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

Subsidiaries - During 2003, the Bank opened a mortgage subsidiary, CMSI. CMSI was set up to originate residential mortgage loans to be sold. As of January 1, 2012, CMSI is an inactive subsidiary and all mortgage lending is conducted by the Bank.

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

BRLLC, established in 2011, manages one real estate property we acquired through foreclosure. It is the intent of BRLLC to manage the property and dispose of it in an orderly fashion.

Investment Activities – We maintain a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to approximately 7.8% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2012 to 2041, as well as equity securities.

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

We offer Certificate of Deposit Registry Service (“CDARS”) deposits to our customers. This program allows customers to deposit more than would normally be covered by Federal Deposit Insurance Corporation (“FDIC”) insurance. CDARS is a nationwide program that allows participating banks to “swap” customer deposits so that no customer has greater than the insurable maximum in one bank, while allowing the customer the convenience of maintaining a relationship with only one bank.

In addition to traditional deposit services, we offer telephone banking services, Internet banking services and Internet bill paying services to our customers. We also offer remote deposit capture to our commercial customers.

Brokerage Activities – CFS provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2011, commission income totaled $829,819 and net income from brokerage activities was $223,935.

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

Employees – As of March 8, 2012, the Bank and its subsidiaries had 129 full-time and 6 part-time employees, 28 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees perform a variety of administrative functions. Management believes that it has a favorable relationship with its employees. Carrollton Bancorp does not have any employees.

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

As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”). The BHCA is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and the Company is required to file with the Federal Reserve Board such reports and information as may be required pursuant to the BHCA. The Federal Reserve Board also may examine the Company and any of its nonbank subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before: (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than five percent of the voting shares of such bank; or (iii) it merges or consolidates with any other bank holding company.  A bank holding company is also generally prohibited from engaging in, or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities. A major exception to this prohibition is for activities the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks. Some of the activities that the Federal Reserve Board has determined by regulation to be properly incident to the business of a bank holding company are: making or servicing loans and certain types of leases; engaging in certain investment advisory and discount brokerage activities; performing certain data processing services; acting in certain circumstances as a fiduciary or as an investment or financial advisor; ownership of certain types of savings associations; engaging in certain insurance activities; and making investments in certain corporations or projects designed primarily to promote community welfare.

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

The Financial Institutions Article of the Maryland Annotated Code (the “Banking Code”) contains detailed provisions governing the organization, operations, corporate powers, commercial and investment authority, branching rights and responsibilities of directors, officers and employees of Maryland banking institutions. The Banking Code delegates extensive rulemaking power and administrative discretion to the Maryland Office of the Commissioner of Financial Regulation in its supervision and regulation of state-chartered banking institutions. The Maryland Office of the Commissioner of Financial Regulation may order any banking institution to discontinue any violation of law or unsafe or unsound business practice.

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

Capital Requirements. The FDIC has established minimum leverage capital requirements for banks that it regulates, such as the Bank. The minimum leverage capital requirement is the ratio of Tier 1 (core) capital to total assets of not less than 3.0% if the FDIC determines that the institution: is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings; in general is considered a strong banking organization; and is rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock including any related surplus (excluding auction rate issues), and minority investments in certain subsidiaries, less goodwill and other intangible assets subject to certain exceptions.

The FDIC has also adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported as assets on the balance sheet and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 200% for assets with relatively high credit risk, such as low-rated asset backed securities.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 2,” or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations and minus required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The FDIC may set higher capital requirements when particular circumstances warrant.  At this time the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter.

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

Limits on Dividends and Other Payments.  The Company is a legal entity separate and distinct from the Bank.  Virtually all of the Company’s revenue available for the payment of dividends on its common stock results from dividends paid to the Company by the Bank.   Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Under Maryland law, Maryland state-chartered banks may pay dividends out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of the bank’s net earnings. In addition to these specific restrictions, the FDIC may prohibit proposed dividends by banks under its primary jurisdiction,  such as the Bank, pursuant to the prompt corrective action rules or if the FDIC determines that such dividend would constitute an unsafe or unsound practice.

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

In May 2011, the Company notified Treasury that it would not make the dividend payment on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due on May 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has deferred four quarterly dividend payments since February 15, 2011. As a result, as of February 29, 2012, the Company is $460,050 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.

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

FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions that fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

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

•
Source of strength.  The Dodd-Frank Act extended the Federal Reserve Board’s “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. Under this requirement, the Company in the future could be required to provide financial assistance to the Bank should the Bank experience financial distress.

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

•
Consumer Financial Protection Bureau (“CFPB”).  The Dodd-Frank Act created a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. For banking organizations with assets under $10 billion, like Carrollton Bank, the CFPB has exclusive rulemaking authority, but the FDIC, as the Bank's primary federal regulator, will continue to have examination and enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•
Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. As discussed below, amendments to the Federal Deposit Insurance Act also broadened the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund will be calculated. Several of these provisions could increase the FDIC deposit insurance premiums paid by Carrollton Bank.

•
Enhanced lending limits.  The Dodd-Frank Act strengthened the existing limits on a depository institution's credit exposure to one borrower. Federal banking law limits a banking institution's ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•
Corporate governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials and directs the SEC and national securities exchanges to adopt rules that: (1) provide stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) will enhance independence requirements for compensation committee members; and (3) will require companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

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

   Deposit Insurance.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits at FDIC insured financial institutions such as the Bank. The Bank’s deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF, which is currently under-funded.

The Dodd-Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated. The assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act also made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% percent to 1.35% of the estimated amount of total insured deposits, eliminating the upper limit for the reserve ratio designated by the FDIC each year, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

As mandated by the Dodd-Frank Act, in February 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution.

The new rate schedule and other revisions to the assessment rules became effective April 1, 2011 and were used beginning with our June 30, 2011 invoices for assessments due September 30, 2011. As revised by the final rule, the initial base assessment rates for depository institutions with total assets of less than $10 billion, such as the Bank, will range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  Institutions with more than $10 billion in assets will have a scorecard with two components – a performance score and loss severity score, which is expected to result in those institutions paying more than institutions with less than $10 billion in assets, like the Bank, under the new assessment rate schedule.

In 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s insurance assets minus Tier 1 capital (core capital) as of June 30, 2009, not to exceed ten basis points of the institution’s domestic deposits.  This special assessment was collected on September 30, 2009.  The FDIC also adopted a final rule requiring insured institutions to prepay quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The pre-payment allowed the FDIC to strengthen the cash position of the DIF immediately without impacting earnings of the industry.  The Bank paid $2.7 million in premiums during 2009, including a special assessment of $187,000 applicable to 2009 and a $2.1 million prepayment of premiums for the three-year period ending December 31, 2012 that will be recognized as expense over the three-year period.

In addition to DIF assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. As of January 1, 2012, the annualized rate established by the FDIC for the FICO assessment was 0.66 basis points per $100 of insured deposits.  Our expense for these payments totaled $26,726 in 2011 and $34,513 in 2010.

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S. banking system. The TLGP was announced as an initiative to counter the system-wide crisis in the nation’s financial sector. The TLGP included a Debt Guarantee Program and a Transaction Account Guarantee Program.   We elected to participate in the TLGP program.  Under the Transaction Account Guarantee Program of the TLGP, or the TAGP, the FDIC fully insured non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2010. For institutions participating in the TAGP, a ten basis point annualized fee was added to the institution’s quarterly insurance assessment in 2009 for balances in non-interest bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000.

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

Maryland Regulatory Assessment.  The Maryland Office of the Commissioner of Financial Regulation annually assesses state banking institutions to cover the expense of regulating banking institutions. The Commissioner assesses each banking institution the sum of $1,000, plus $0.08 for each $1,000 of assets of the institution over $1,000,000, as disclosed on the banking institution’s most recent financial report.

Liquidity.  The Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. The Bank is also subject to the uniform reserve requirements of Federal Reserve Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Amounts in transaction accounts above $11.5 million and up to $71.0 million must have reserves held against them in the ratio of three percent of such amount. Amounts above $71.0 million require reserves of $1,785,000 plus 10% of the amount in excess of $71.0 million. The Maryland reserve requirements may be used to satisfy the requirements of Regulation D. The Bank is in compliance with its reserve requirements.

Loans-to-One-Borrower Limitation.  With certain limited exceptions, a Maryland banking institution may lend to a single or related group of borrowers an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank is in compliance with the loans-to-one borrower limitations.

Transactions with Related Parties.  Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is generally any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank.  Generally, Sections 23A of the Federal Reserve Act and the Federal Reserve’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar transactions. In addition, loans or other extensions of credit by the bank to an affiliate are required to be collateralized in accordance with regulatory requirements and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset. Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates.

Anti-Money Laundering and OFAC.  Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function.  Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The Office of Foreign Assets Control, or OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons.  If Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, they must freeze such account, file a suspicious activity report and notify the appropriate authorities.

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

Bank Holding Company Regulation. As a bank holding company, Carrolton Bancorp is subject to regulation and examination by the Maryland Office of the Commissioner of Financial Regulation and the Federal Reserve Board. The Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Among other things, the BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of the Company were to exceed certain thresholds, the investor could be deemed to “control” the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, The Company may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities. In addition, bank holding companies like the Company must be well capitalized and well managed in order to engage in the expanded financial activities permissible only for a financial holding company.

Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common stockholders’ equity, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other intangibles subject to certain exceptions. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

The above risk-based and leverage ratio guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of December 31, 2011, The Company had consolidated assets of less than $500 million and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the Federal Reserve Board’s Policy for Small Holding Companies it must continue to serve as a source of strength for its subsidiary bank.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Item 1A. Risk Factors

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

Although there were some indications of improvement during the last two years, the economic downturn that began with the recession that started in December 2007 continued during 2011. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses continue to face extremely difficult operating conditions due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has remained at an elevated level which will continue to hamper economic growth.

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

Market conditions have also led to the failure or merger of a number of financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve Board borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. Starting in 2008 the U.S. government, the Federal Reserve Board and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations, but asset values have continued to decline and access to credit continues to be very limited.

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

Overall, since 2009, the business environment has been adverse for many households and businesses in the United States and worldwide, which negatively impacted our ability to make loans, our borrowers’ ability to remain current in accordance with the terms of their loans, and our overall results of operations and financial condition. The business environment in Maryland and the markets in which we operate has been less adverse than in the United States generally but continues to be less than stable. While the recession has officially ended and there have been some indications of improvement in the economy, it remains unclear when conditions will improve to the extent that will impact our borrowers’ ability to repay their loans and demand for loans overall.  We expect that the business environment in the State of Maryland, the United States and worldwide will continue to be challenging for the foreseeable future. Similarly, while there have been some limited pockets of price stability or even appreciation in our market area, overall real estate values are continuing to decline.  Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment, would have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  There can be no assurance that these conditions will improve in the near term. Such conditions could continue to adversely affect the credit quality of our loans, results of operations, and financial condition, and worsening conditions would have an even more dramatic impact.

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

We may raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We are required by our regulators to maintain adequate levels of capital to support our operations.  The Company and its wholly owned subsidiary, Carrollton Bank, exceeded the minimum regulatory capital levels as of December 31, 2011. Based on the levels of capital, the Company and the Bank were classified as “well capitalized.” However, we expect that we will be required to raise additional capital in the future to redeem the preferred stock issued to Treasury under the TARP Capital Purchase Plan and to support balance sheet growth.  We may also choose to raise additional capital for strategic, regulatory or other reasons, particularly if adverse market conditions continue.

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

Our loan strategy emphasizes commercial business loans and commercial real estate loans.  At December 31, 2011, such loans accounted for approximately 69.5% of our loan portfolio.  Commercial business and commercial real estate loans are considered to have a higher degree of credit risk than residential mortgage loans because the repayment of such loans typically depends on the income stream, and thus successful operation of, the borrower’s business and, in the case of commercial real estate loans, the real estate securing the loan as collateral, which can be significantly affected by economic conditions.  In addition, such loans typically involve larger loan balances to a single borrower or related borrowers than residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan.

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

 In addition, we have a high concentration of construction and real estate loans, both commercial and residential.  Such loans constitute 86.5% of our loan portfolio at December 31, 2011.  We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Baltimore.  While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, further weakness in the real estate market could adversely affect our customers, which in turn could adversely impact us.

While we are currently decreasing the number of land development and construction loans we originate based on current market conditions, such loans accounted for approximately 5.0% of our loan portfolio as of December 31, 2011.  Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the completed project.  These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.  Such loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.  Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our earnings could decrease.

We sell a majority of the residential mortgage loans we originate on the secondary market and derive a significant portion of our noninterest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If we are unable to continue to originate and sell residential real estate loans at historical or greater levels, our residential real estate loan volume would decrease, which could decrease our earnings. A rising interest rate environment, general economic conditions or other factors beyond our control could adversely affect our ability to originate residential real estate loans. We also are experiencing an increase in regulations and compliance requirements related to mortgage loan originations necessitating technology upgrades and other changes. If new regulations continue to increase and we are unable to make technology upgrades, our ability to originate mortgage loans will be reduced or eliminated. Additionally, we sell a large portion of our residential real estate loans to third party investors, and rising interest rates could negatively affect our ability to generate suitable profits on the sale of such loans. If interest rates increase after we originate the loans, our ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue we generate from residential real estate loans and in certain instances, could result in a loss on the sale of the loans.

We may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

For the mortgage loans we sell in the secondary market, the mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first 60 to 90 days, or if documentation is determined not to be in compliance with regulations. In response to the ongoing financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria. As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  While our historic losses as a result of these indemnities have been insignificant, if we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, this could have an adverse effect on the profitability of our mortgage loan activities and negatively impact our net income.

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

A decrease in interest rates could have a negative impact on our business by reducing the yield on interest earning assets without a corresponding decrease in the cost of our interest bearing liabilities. An increase in interest could adversely impact our business if the cost of deposits and borrowings increases more quickly than the yield on interest earning assets. An increase in interest rates also could have a negative impact on our business by reducing the ability of borrowers with variable rate loans to repay their current loan obligations when their required payments increase, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses. Increases in interest rates also may reduce the demand for loans and, as a result, the amount of loan and commitment fees. In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay higher rates of return, and may affect the value of our investment securities and other interest-earning assets.

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

Bank holding companies and state and federally chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the BHCA, as amended, and to regulation and supervision by the FDIC and the Office of the Maryland Commissioner of Financial Regulation. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

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

Furthermore, our banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates we must offer to attract deposits and the interest rates we can charge on our loans, as well as the manner in which we offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions, including our Bank.

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

The Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the U.S. financial services industry. Among other things, the Dodd-Frank Act establishes the new CFPB, included provisions that impact corporate governance and executive compensation disclosure by all SEC reporting companies, impose new capital requirements on bank and thrift holding companies, allow financial institutions to pay interest on business checking accounts, broaden the base for FDIC insurance assessments, impose additional duties and limitations on mortgage lending activities and restrict how mortgage brokers and loan originators may be compensated, included additional mortgage origination provisions including risk retention, and modified many other regulations applicable to insured depository institutions.

The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions, and the full impact of the Dodd-Frank Act on our business will not be known for years until regulations required by the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations, or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations, impose on us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes will also likely result in additional costs and a diversion of management’s time from other business activities and may decrease revenues by, for example, limiting the fees we can charge, any of which may adversely impact our results of operations, liquidity, or financial condition.  Further, if the industry responds to provisions allowing financial institutions to pay interest on business checking accounts by competing for those deposits with interest-bearing accounts when these provisions become effective during 2011, this would put some degree of downward pressure on our net interest margin. The new duties to be imposed on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan and a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types, may decrease the demand for mortgage loans as well as our ability to sell such loans into the secondary market, which would reduce both our interest and non-interest income, especially in light of our focus on mortgage loans.  Any of these consequences, as well as the failure to comply with new requirements or any future changes in laws or regulations, may adversely impact our results of operations, liquidity or financial condition.  For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation—The Dodd-Frank Act.”

Future increases in and/or special FDIC assessments would hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the DIF.  As a result, beginning in 2009 the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance and imposed a special assessment in June 2009.  These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  Although our FDIC assessment decreased in 2011 as a result of the change in the assessment calculation discussed above in “Item 1. Business—Supervision and Regulation—Deposit Insurance,” they are still significantly higher than before the 2007 recession. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level.  Any increase in our FDIC premiums, whether as a result of an increase in the risk category for the Bank or in the general assessment rates or as a result of special assessments, would negatively impact our earnings.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers and inhibit current and potential customers from our Internet banking services, any of all of which could have a material adverse effect on our results of operations and financial condition. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing, but there can be no assurance that such security measures will be effective in preventing such breaches, damage or failures. We continue to investigate cost effective measures as well as insurance protection; there is no guarantee, however, that such insurance, if obtained, would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

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

Our ability to pay dividends to our stockholders largely depends on the Company’s receipt of dividends from the Bank. The amount of dividends that the Bank may pay to the Company is limited by federal and state laws and regulations. Among other things, as a recipient of TARP funds, we must adhere to restrictions that limit dividends to stockholders when our net income available to stockholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; our rate of earnings retention is inconsistent with capital needs and overall macroeconomic outlook; or if we will not meet, or are in danger of not meeting, minimum regulatory capital adequacy ratios. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to maintain earnings for use in our business. We have not paid any dividends since February 2011 but have accrued for all unpaid TARP dividends and reflected that accrual as a reduction in stockholders’ equity.

The market price for our common stock may be volatile.

The market price for our common stock has fluctuated, ranging between $2.10 and $5.02 per share during the 12 months ended December 31, 2011. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market value of our common stock due to, among other things:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns the following properties, which had a book value of $4.3 million at December 31, 2011:

Location	Description
1740 East Joppa Road Towson, MD 21234	Full service branch with drive thru, electronic banking offices, and leased office space

427 Crain Highway Glen Burnie, MD 21061	Full service branch with drive-thru

531 South Conkling Street Baltimore, MD 21224	Full service branch with drive-thru

344 N. Charles Street Baltimore, MD 21201	Full service branch

10301 York Road Cockeysville, MD 21030	Full service branch (with ground lease)

4040 Schroeder Avenue Perry Hall, MD 21128	Full service branch (with ground lease)

The Company leases the following facilities at an aggregate annual rental of approximately $1.2 million as of December 31, 2011:

Location	Description	Lease Expiration Date*
1066-70 Maiden Choice Lane Arbutus, MD 21229	Full service branch	April 30, 2031

4738 Shelbourne Road Baltimore, MD 21229	Detached drive-thru	April 30, 2031

2637-A Old Annapolis Road Hanover, MD 21076	Full service branch	October 1, 2014

Northway Shopping Center 684 Old Mill Road Millersville, MD 21108	Full service branch	August 31, 2014

602 Hoagie Drive Bel Air, MD 21014	Full service branch	November 30, 2044

10301 York Road Cockeysville, MD 21030	Full service branch	December 1, 2047

4040 Schroeder Avenue Perry Hall, MD 21128	Full service branch	August 13, 2047

9515 Deerco Road, Suites 400 and 408 Timonium, MD 21093	Mortgage subsidiary offices	February 15, 2022

1 Center Square, Suite 201 Hanover, PA 17331	Mortgage subsidiary offices	July 31, 2012

7151 Columbia Gateway Dr., Ste. A Columbia, MD 21046	Executive, administrative and operational offices	June 30, 2029

*Expiration date, assuming the Company exercises all extension options.

Item 3. Legal Proceedings

The Company is involved in various routine legal actions arising from normal business activities. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material impact on our results of operation or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading and Dividends

As of March 8, 2012, there were 347 holders of record of our common stock. Our common stock is currently traded on the Global Market tier of the NASDAQ Stock Market LLC under the symbol ‘‘CRRB’’. Currently, there are two broker-dealers who make a market in the common stock.

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

There were no dividends declared on the Company’s common stock in 2011. Dividends declared per share on the Company’s common stock were $0.14 in 2010 and $0.24 in 2009 representing a payout ratio of (38.07) % in 2010 and (128.31) % in 2009. In 2010, we paid out common dividends of $360,029 while incurring a net loss of $945,636 compared to 2009 when we paid out common dividends of $616,077 while incurring a net loss of $480,154. The dividend payout ratio is the result of dividing the amount of dividends paid by net income (loss).

We have implemented a Dividend Reinvestment Plan that provides automatic reinvestment of dividends in additional shares of Company common stock.

No shares were repurchased and/or retired in 2011 or 2010.

The following table sets forth the high and low sales price and dividends per share of the Company’s common stock for the periods indicated.

Period	Price Per Share				Cash Dividends Paid Per Share
	2011		2010		2011	2010
	Low	High	Low	High
4th Quarter	$2.10	$3.33	$3.97	$5.63	$0.00	$0.02
3rd Quarter	3.06	3.89	4.25	5.61	0.00	0.04
2nd Quarter	3.62	4.91	4.90	5.84	0.00	0.04
1st Quarter	4.31	5.02	4.37	8.24	0.00	0.04
					$0.00	$0.14

As of March 8, 2012, the 347 holders of record of our common stock held an aggregate of 2,576,388 shares. We believe there to be in excess of 479 beneficial owners of our common stock.

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

The following chart compares the cumulative stockholder return on the Company’s common stock from December 31, 2006 to December 31, 2011, with the cumulative total of the NASDAQ Composite (U.S.), and SNL Mid-Atlantic Indices. The comparison assumes $100 was invested on December 31, 2006, in the Company’s common stock and in each of the foregoing indices. It also assumes reinvestment of any dividends.

The Company does not make, nor does it endorse, any predictions as to future stock performance.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Carrollton Bancorp	100.00	83.95	36.54	31.49	29.06	18.88
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Mid-Atlantic Bank	100.00	75.62	41.66	43.85	51.16	38.43

Item 6. Selected Financial Data

	2011	2010	2009	2008	2007
Consolidated Income Statement Data:
Interest income	$17,908,405	$19,876,910	$21,661,651	$22,406,600	$23,676,360
Interest expense	3,835,181	5,528,490	8,131,169	8,457,182	9,762,324
Net interest income	14,073,224	14,348,420	13,530,482	13,949,418	13,914,036
Provision for loan losses	2,156,626	4,106,353	4,231,339	2,096,000	536,000
Net interest income after provision for loan losses	11,916,598	10,242,067	9,299,143	11,853,418	13,378,036
Noninterest income	7,932,093	6,840,253	7,722,318	6,585,694	6,274,142
Noninterest expenses	19,147,630	18,922,088	18,184,191	17,468,064	16,475,141
Income before income taxes	701,061	(1,839,768)	(1,162,730)	971,048	3,177,037
Income taxes	154,333	(894,132)	(682,576)	124,197	1,050,774
Net income (loss)	$546,728	$(945,636)	$(480,154)	$846,851	$2,126,263
Consolidated Balance Sheet Data, at year end
Assets	$365,360,217	$386,490,730	$423,757,468	$404,181,184	$352,848,570
Gross loans (net of unearned income)	269,048,846	289,228,889	293,774,668	283,693,156	261,623,833
Deposits	314,992,836	301,629,531	335,791,330	292,353,276	285,638,625
Stockholders’ equity	32,643,573	33,395,068	35,218,075	27,390,693	35,931,300
Per Share Data:
Number of shares of Common Stock outstanding, at year-end	2,576,388	2,573,088	2,568,588	2,564,988	2,834,975
Net income:
Basic	$(0.00)	(0.58)	$(0.35)	$0.32	$0.75
Diluted	(0.00)	(0.58)	(0.35)	0.32	0.75
Cash dividends declared	0.00	0.14	0.24	0.48	0.48
Book value, at year end	9.17	9.51	10.27	10.68	12.67
Performance and capital ratios:
Return on average assets	0.15%	(0.23)%	(0.12)%	0.22%	0.61%
Return on average stockholders’ equity	1.63%	(2.63)%	(1.37)%	2.62%	5.97%
Net interest margin	4.01%	3.74%	3.37%	3.93%	4.34%
Average stockholders’ equity to average total assets	9.05%	8.91%	8.41%	8.54%	10.22%
Year-end capital to year-end risk- weighted assets:
Tier 1	10.59%	10.12%	10.23%	9.84%	11.92%
Total	11.87%	11.35%	11.37%	10.91%	13.20%
Year-end Tier 1 leverage ratio	9.75%	9.45%	9.27%	6.78%	9.74%
Cash dividends declared to net income	0.00%	(38.07)%	(128.31)%	147.46%	48.98%
Asset Quality ratios:
Allowance for loan losses, at year-end to:
Gross loans	1.81%	1.55%	1.47%	1.12%	1.25%
Nonperforming, restructured and past-due loans (a)	39.12%	34.96%	41.98%	39.67%	55.28%
Net charge-offs to average gross loans	0.58%	1.25%	0.97%	0.78%	0.15%
Nonperforming assets as a percent of period-end gross loans and foreclosed real estate	6.30%	5.90%	4.17%	3.42%	2.26%

(a)	Includes restructured notes that are performing

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

Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) continuation or worsening of asset quality issues due to factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including our ability to adjust our loan and deposit mix; (6) success in improving operating efficiencies through automation; (7) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our Consolidated Financial Statements; (8) extended disruption of vital infrastructure; and (9) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the CFPB, to implement the Dodd-Frank Act’s provisions.

Overview

The Company is a bank holding company headquartered in Columbia, Maryland with one wholly-owned subsidiary, the Bank. The Bank has five subsidiaries, CMSI, CFS, MSLLC and BRLLC which are wholly owned, and CCDC, which is 96.4% owned.

The Bank is engaged in a general commercial and retail banking business with ten branch locations. The Bank attracts deposit customers from the general public and the business community and uses such funds, together with other borrowed funds, to make loans. Our results of operations are primarily determined by the difference between interest income earned on interest-earning assets, primarily interest and fee income on loans, and interest paid on our interest-bearing liabilities, including deposits and borrowings. CMSI originated residential mortgage loans until January 1, 2012, at which time it became an inactive subsidiary and all mortgage origination activity was done through a division of the Bank. CMSI received fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. When we sell mortgage loans to investors, fee income is recognized. The fees from investors are based on the terms of the individual loan and various risk factors associated with the mortgage, including debt-to-income ratio and credit score of the borrower. Additional income may be recognized when origination or discount points are collected from the borrower. .

CFS provides brokerage services and financial planning and investment options to customers pursuant to a service agreement with INVEST Financial Corp.  CFS refers clients to INVEST and recognizes commission income as INVEST provides these services.

MSLLC and BRLLC manage and dispose of real estate we have acquired through foreclosures. CCDC promotes, develops and improves the housing and economic conditions of people in Maryland.  CCDC generates revenue through the origination of loans for the purchase of these homes.

Total assets for the year ended December 31, 2011, compared to December 31, 2010, reflect a 5.5% decrease from $386.5 million to $365.4 million. This decrease in total assets follows a decrease of 8.8% from December 31, 2009 to December 31, 2010. Gross loans, excluding loans held for sale, decreased $20.2 million, or 7.0%, from $289.2 million at December 31, 2010, to $269.0 million at December 31, 2011. This decrease follows a decrease of $4.5 million or 1.5% from $293.8 million at December 31, 2009, to $289.2 million at December 31, 2010. Our portfolio of loans held for sale decreased to $28.4 million at December 31, 2011 from $32.8 million at December 31, 2010. This followed an increase from $24.5 million at December 31, 2009. Our investment portfolio declined to $28.3 million as of December 31, 2011 compared to $32.4 million and $58.1 million as of December 31, 2010 and 2009, respectively. Total deposits increased by $13.4 million, or 4.4%, following a decline of 10.2%, or $34.2 million, from year end 2009 to year end 2010. Total deposits were $315.0 million, $301.6 million, and $335.8 million as of yearend 2011, 2010, and 2009, respectively. We continued to reduce our level of borrowings over the past three years, by $37.1 million, or 76.8%, from year-end 2010 to year-end 2011 following decreases of $1.5 million, or 3.1%, and $29.6 million, or 37.3%, from 2009 to 2010 and from 2008 to 2009 year ends, respectively. During the same periods, stockholders’ equity decreased by $752,000, or 2.3% and $1.8 million, from 2010 to 2011 and from 2009 to 2010, respectively, and increased by $7.8 million, or 28.6%, from 2008 to 2009. The ratio of stockholder’s equity to total assets improved to 8.9% as of December 31, 2011 from 8.6% as of December 31, 2010 and 8.3% as of December 31, 2009.

Net income for the year ended December 31, 2011, totaled $546,728 compared to a net loss of $945,636 for the prior year, an improvement of $1.5 million. The improved results were primarily due to a $1.9 million decrease in the pre-tax provision for loan losses and a $1.1 million pre-tax improvement in noninterest income. These improvements were partially offset by a decrease in net interest income of $275,196 and an increase in noninterest expenses of $225,542. Net loss for the year ended December 31, 2010, totaled $945,636 compared to a net loss of $480,154 for the prior year, a $465,482 or 96.9% increase in the loss. The larger loss was primarily due to a $1.2 million increase in pre-tax loss on securities, primarily associated with the write-down of impaired bank equity and Trust Preferred securities in 2010 compared to 2009. These securities losses were partially offset by an increase of $817,938 in net interest income for 2010 compared to 2009.

Net loss attributable to common stockholders, which accounts for the preferred stock dividend and discount accretion, was $1,587 in 2011 compared to $1.5 million in 2010 and $899,398 in 2009.  The decrease in net loss attributable to common stockholders in 2011 was a result of having a positive net income in 2011 as opposed to a net loss in 2010.  The increase in net loss attributable to common stockholders in 2010 compared to 2009 resulted from a higher net loss in 2010 and a $123,755 increase in the preferred stock dividend and discount accretion in 2010.

Net interest income decreased to $14.1 million in 2011 compared to $14.3 million in 2010 but increased compared to $13.5 million in 2009. Our net interest margin was 4.01% for 2011, 3.74% for 2010, and 3.37% for 2009. The 27 basis point increase in the net interest margin in 2011 compared to 2010 was due to continued runoff of high-rate promotional CDs and Federal Home Loan Bank advances in 2011, partially offset by a 7 basis point reduction in the yield on interest-earning assets. The 37 basis point increase in the net interest margin in 2010 compared to 2009 was due to runoff of high-rate promotional CDs and Federal Home Loan Bank advances in 2010, partially offset by a 23 basis point reduction in yield on interest-earning assets.

We recorded a provision for loan losses of $2.2 million for the year ended December 31, 2011, $4.1 million for the year ended December 31, 2010, and $4.2 million in 2009.

The Company paid no dividends to common stockholders during 2011.

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

The financial regulatory reform measures pursuant to the Dodd-Frank Act, along with the ongoing instability in the residential and commercial real estate markets, have created a great deal of uncertainty within the community banking industry. In addition, uncertainty about future tax policy and the cost of employment associated with healthcare reform add uncertainty to planning for operational costs. We have chosen to carefully evaluate all growth opportunities with this uncertainty in mind, carefully limiting decisions that could be impacted by circumstances beyond our control.

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

The Bank will serve its customers by utilizing its existing branch network as well as by providing internet based services, remote deposit capture and courier service.

Going forward, our business strategy will include:

•	Increasing awareness and consideration in the business marketplace through directed marketing and direct sales efforts;

•	Leading with deposit and cash management products;

•	Retaining existing customer relationships; and

•	Increasing adoption and usage of online products.

Our effort to improve net interest margin by reducing balance sheet liquidity and high cost funding sources has dramatically improved net interest margins from 3.37% for 2009 to 3.74% for 2010 and 4.01% for 2011. The 0.27% improvement in 2011 is primarily a result of reducing interest expense as a percentage of average earning assets to 1.09% for the year ended December 31, 2011 from 1.44% for the year ended December 31, 2010 by reducing high cost borrowed funds and certificates of deposit and replacing them with non-interest bearing accounts and lower cost interest-bearing accounts. The annualized benefit of a 0.27% improvement in net interest margin is approximately $949,000 on average earning assets of $351.3 million for 2011.

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

We believe that we will ultimately need to raise additional capital in order to redeem our outstanding preferred stock issued to the U.S. Treasury under the Capital Purchase Program and support balance sheet growth. Fortunately, we remain “well capitalized” for regulatory purposes, which will allow us to carefully assess various capital alternatives and determine which alternative is best for the Company and our existing stockholders. Management and a committee of the Board of Directors are constantly evaluating market conditions and opportunities so that we are in a position to act quickly if the right opportunity arises.

Results of Operations

2012 Expectations

Borrower and consumer confidence remains a major factor impacting growth opportunities for 2012. We continue to believe that the economy will remain relatively stable throughout 2012. We believe that there is little opportunity for meaningful improvement as the economy continues to grow too slowly to generate meaningful job growth. Challenges to earnings growth include revenue headwinds as a result of regulatory and legislative actions, increased price competition for quality borrowers that will reduce margins, and increases in employee-related expenses, including health insurance and payroll taxes.

We expect net interest margin to decrease slightly from 2011 as the long period of low interest rates has resulted in higher yielding assets being replaced with lower yielding assets. We anticipate less benefit from lower deposit pricing but will see some benefit from maturing Federal Home Loan Bank advances that can either be paid off or refinanced at a lower cost. In addition, there will be minimal growth in loans and deposits due to our focus on maintaining strong capital ratios while resolving asset quality issues and improving operating results.

We anticipate limited growth in C&I loans, home equity and residential mortgages as we seek to replace run-off and reduce commercial real estate exposure.

Core deposits are expected to show continued growth. We expect to use that growth to further reduce certificate of deposit balances and Federal Home Loan Bank advances.

 Fee income, compared with 2011, will likely be negatively impacted by lower interchange fees due to new regulatory limits. With regard to interchange fees, the Board of Governors’ recently enacted interchange fee structure will significantly lower interchange revenue. Other fee categories are expected to remain flat reflecting our low growth expectations. Expected increases in energy costs and employee-related costs are expected to modestly increase non-interest expenses during 2012.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowing, which are used to fund those assets. Net interest income is our largest source of revenue, representing 64.0% of total revenue during 2011. Net interest margin is the ratio of net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% throughout 2009, 2010 and 2011. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.28% and 0.56%, respectively, while at December 31, 2010, the comparable rates were 0.26% and 0.30%, respectively, and at December 31, 2009, the comparable rates were 0.23% and 0.25%, respectively. The target federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner to the prime interest rate. During 2009, 2010 and 2011, the target federal funds rate remained at zero to 0.25%.

Our balance sheet has historically been asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, our net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In order to partially offset a reduction in interest income in a declining interest rate environment, on December 14, 2005, the Bank purchased a $10.0 million notional amount interest rate Floor with a minimum interest rate (strike rate) of 7.0% based on the U.S. prime rate. When the U.S. prime rate fell below 7.0%, we were paid $378,959 in 2010 and $378,208 in 2009 based on the difference between the two rates on $10 million. The term of the Floor was five years and matured in the fourth quarter of 2010. The Floor reduced the variability of cash flow from a pool of variable rate loans since the rate index of the loans fell below the predetermined strike rate of the hedge (7.0%).

Core deposits are our primary source of funding, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on our earnings has not yet been determined, we expect interest costs associated with demand deposits to increase. The impact has been minimal in 2011. Further analysis of the components of our net interest margin is presented below.

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

	2011 Compared to 2010			2010 Compared to 2009
	Change Due to Variance In			Change Due to Variance In
	Rate	Volume	Total	Rates)	Volume	Total
Interest Income
Federal funds sold and interest-bearing deposits with other banks	$(4,237)	$(7,401)	$(11,638)	$9,548	$3,467	$13,015
Investment securities and FHLB stock	42,222	(826,714)	(784,492)	(226,508)	(742,901)	(969,409)
Loans (a)	(786,657)	(385,718)	(1,172,375)	(679,835)	(148,512)	(828,347)
Total Interest Earned	(748,672)	(1,219,833)	(1,968,505)	(896,795)	(887,946)	(1,784,741)
Interest Expense
Deposits	(561,191)	(539,902)	(1,101,093)	(2,216,194)	(132,426)	(2,348,620)
Borrowings	(112,001)	(480,215)	(592,216)	133,022	(387,081)	(254,059)
Total Interest Expense	(673,192)	(1,020,117)	(1,693,309)	(2,083,172)	(519,507)	(2,602,679)
Net Interest Income	$(75,480)	$(199,716)	$(275,196)	$1,186,377	$(368,439)	$817,938

Net interest income of $14.1 million in 2011 declined by $275,196 from $14.3 million during 2010 as a result of a $2.0 million, or 9.9%, decrease in total interest income partially offset by a $1.7 million, or 30.6%, decrease in total interest expense.  Total interest income declined as a result of lower yields and lower average loan balances, as well as lower average investment balances.  Total interest expense decreased due to decreases in both the average rate paid and average balances when 2011 is compared to 2010. The decreases in yield and average rate paid were attributable to an ongoing low rate environment in which maturing assets, deposits and Federal Home Loan Bank investments repriced at lower rates. The Bank Prime rate of interest reported by the Federal Reserve remained at a historically low 3.25% throughout 2009, 2010 and 2011. Net interest income was negatively impacted as the decrease in the level of interest earning assets more than offset the improvement in net interest margin. The average cost of funds decreased 34 basis points to 1.45% in 2011 from 1.79% in 2010 while the average yield on interest-earning assets decreased 7 basis points to 5.10% in 2011 from 5.17% in 2010. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates remained at historically low levels during 2009, 2010 and 2011.

Net interest income increased to $14.3 million for 2010, an increase of $817,938 compared to 2009. The increase was attributable primarily to a $2.6 million, or 32.0%, decrease in total interest expense, partially offset by a $1.8 million, or 8.2%, decrease in total interest income.  Total interest expense decreased during 2010 to $5.5 million, compared to $8.1 million in 2009, primarily as a result of interest paid on deposits, which decreased $2.4 million, or 35.0%, to $4.4 million in 2010 compared to $6.7 million in 2009.  This was attributable to our strategy of reducing higher-cost funding sources, including the elimination of premium rates on certificates of deposit by repricing maturing certificates at interest rates closer to our competitor’s pricing.  The decrease in total interest income resulted from decreases in both the yield on, particularly loans, and the average balance of, particularly investment securities and Federal Home Loan Bank stock, interest-earning assets, which decreased $16.8 million, or 4.2%, during 2010 compared to 2009.  Net interest income was positively impacted as the decrease in the average cost of funds was proportionally larger than the decrease in the average yield on interest-earning assets. The average cost of funds decreased 67 basis points to 1.79% in 2010 from 2.46% in 2009 while the average yield on interest-earning assets decreased 23 basis points to 5.17% in 2010 from 5.40% in 2009

The average balance of loans, our primary category of earning assets, decreased by $10.0 million, or 3.16%, in 2011 compared to 2010 and decreased by $2.6 million, or 0.80%, in 2010 compared to 2009. Loans made up 86.79% of average interest-earning assets in 2011 compared to 81.97% in 2010 and 79.16% in 2009. The average yield on loans was 5.41% in 2011 compared to 5.61% in 2010 and 5.82% in 2009. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and, as such, have a more positive effect on the net interest margin.

The average balance of securities decreased $18.1 million in 2011 compared to 2010 and $17.3 million in 2010 compared to 2009. Securities made up 9.87% of average interest-earning assets in 2011 compared to 13.75% in 2010 and 17.48% in 2009. The average yield on securities was 4.00%, 4.14%, and 4.52% for the years 2011, 2010, and 2009, respectively.  A majority of our securities are mortgage-backed securities with an average balance of $16.2 million in 2011, $22.4 million in 2010, and $27.9 million in 2009. Mortgage-backed securities made up 46.75% of the average securities portfolio compared to 42.46% in 2010 and 39.86% in 2009. The decrease in the average balances of securities relates to matured, called, and sold securities not reinvested in current low-yielding securities.

Average federal funds sold and interest-bearing deposits during 2011 decreased $4.0 million, or 31.19%, compared to 2010 and increased $3.0 million, or 31.41%, in 2010 compared to 2009. Federal funds sold and interest-bearing deposits made up 2.49% of average interest-earning assets in 2011 compared to 3.31% in 2010 and 2.41% in 2009. The combined average yield on federal funds sold and interest-bearing deposits was 0.14% in 2011 compared to 0.19% in 2010 and 0.11% in 2009. The decrease in federal funds sold and interest-bearing deposits during 2011 compared to prior years was primarily due to management’s aggressive management of excessive balance sheet liquidity in order to maximize net interest margin.

Average deposits decreased $10.8 million, or 3.35%, in 2011 compared to 2010 and $3.7 million, or 1.17%, in 2010 compared to 2009 while average non-interest bearing deposits increased $13.1 million, or 23.01%, in 2011 compared to 2011 and $9.0 million, or 18.88% in 2010 compared to 2009. The ratio of average interest-bearing deposits to total average deposits was 77.46% in 2011, 82.29% in 2010 and 84.93% in 2009. The average cost of interest-bearing deposits was 1.35% in 2011, 1.65% in 2010 and 2.48% in 2009.  The decrease in the average cost of interest-bearing deposits during the comparable periods and the decrease in the level of deposits during 2011 and 2010 was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, during 2011 and 2010 the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 58.46% in 2011 from 63.05% in 2010 and 64.44% during 2009.

Average borrowed funds decreased $19.1 million, or 43.94%, in 2011 compared to 2010 and $17.0 million, or 28.14%, in 2010 compared to 2009. The average cost of borrowed funds was 2.38% in 2011, 2.70% in 2010 and 2.36% in 2009.  The fluctuation in the average cost of borrowed funds during the comparable periods is a result of the changing mix of short term borrowings as compared to longer term fixed rate borrowings. The decrease in the level of borrowed funds during 2011 and 2010 was primarily the result of management’s decision to use cash flow from loan payments and investments to reduce borrowings instead of reinvesting those funds in similar assets that would have earned a lower yield.

Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.65% in 2011 compared to 3.38% in 2010 and 2.94% in 2009. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

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

	2011			2010			2009
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$8,753,007	$12,413	.14%	$12,720,311	$24,051	.19%	$9,679,857	$11,036	0.11%
Federal Home Loan Bank stock	2,975,902	25,723	.86	3,741,795	13,002	.35	3,783,728	2,835	0.07
Investment securities:
U.S. government agency	1,836,290	94,075	5.12	9,721,177	481,302	4.95	18,117,339	921,120	5.08
State and municipal	8,352,527	307,658	3.68	9,970,246	369,719	3.71	11,950,544	452,186	3.78
Mortgage-backed securities	16.208,788	891,897	5.50	22,421,644	1,253,004	5.59	27,935,924	1,559,009	5.58
Corporate bonds	7,700,180	94,383	1.23	9,180,213	52,953	0.58	10,581,944	193,348	1.83
Other	576,170	659	.11	1,519,157	28,907	1.90	1,507,349	39,798	2.64
	34,673,955	1,388,672	4.00	52,812,437	2,185,885	4.14	70,093,100	3,165,461	4.52
Loans:
Commercial and Industrial	47,529,188	2,440,161	5.13	57,980,282	2,768,452	4.77	65,481,580	3,160,085	4.83
Residential mortgage (a)	114,255,143	5,485,346	4.80	112,260,932	5,956,634	5.31	116,233,692	6,511,032	5.60
Commercial mortgage and construction	142,540,562	8,493,072	5.96	143,703,269	8,857,931	6.16	134,591,130	8,733,275	6.49
Installment	592,916	63,018	10.63	925,033	70,955	7.67	1,107,629	77,600	7.01
Lease financing	-	-	-	-	-	-	6,074	327	5.38
	304,917,809	16,481,597	5.41	314,869,516	17,653,972	5.61	317,420,105	18,482,319	5.82
Total interest-earning assets	351,320,673	17,908,405	5.10	384,144,059	19,876,910	5.17	400,976,790	21,661,651	5.40
Noninterest-bearing cash	3,072,116			4,375,112			3,406,132
Premises and equipment	6,960,925			7,082,307			7,305,770
Other assets	19,046,468			16,694,110			14,477,642
Allowance for loan losses	(4,695,121)			(4,680,329)			(3,632,591)
Unrealized gains (losses) on available for sale securities, net	(4,296,872)			(3,770,271)			(5,234,601)
	$371,408,189			$403,844,988			$417,299,142
Liabilities and Stockholders’ Equity
Interest-bearing deposits:
Savings and NOW	$55,783,579	142,182	.25%	$51,957,273	126,309	0.24%	$50,788,797	117,117	0.23%
Money market	44,208,571	286,260	.65	45,781,750	339,885	0.74	45,168,405	682,187	1.51
Certificates of deposit	140,702,430	2,827,003	2.01	166,812,291	3,890,344	2.33	173,924,239	5,905,854	3.40
	240,694,580	3,255,445	1.35	264,551,314	4,356,538	1.65	269,881,441	6,705,158	2.48
Borrowed funds	24,359,719	579,736	2.38	43,456,209	1,171,952	2.70	60,470,068	1,426,011	2.36
Total interest-bearing liabilities	265,054,299	3,835,181	1.45	308,007,523	5,528,490	1.79	330,351,509	8,131,169	2.46
Noninterest-bearing deposits	70,031,843			56,932,882			47,889,657
Other liabilities	2,695,948			2,902,634			3,950,912
Stockholders’ equity	33,626,099			36,001,949			35,107,064
Total liabilities and stockholders’ equity	$371,408,189			$403,844,988			$417,299,142
Net interest margin (b)	$351,320,673	$14,073,224	4.01%	$384,144,059	$14,348,420	3.74%	$400,976,790	$13,530,482	3.37%

(a)	Loans held for sale are included in residential mortgage loans.

(b)	Net interest margin is the ratio of net interest income to total average interest-earning assets.

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

Due to ongoing economic weakness in the housing and real estate market, we continue to experience elevated net charge offs of $1.8 million, $3.9 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decline in net charge offs for 2011 resulted in a lower provision for loan losses of $2.2 million. This represents a decrease of $1.9 million, or 47.48%, as compared to 2010.  The provision for loan losses in 2010 decreased by $124,986, or 2.95%, as compared to 2009. The loan loss provision expense was $2.2 million, $4.1 million, and $4.2 million for 2011, 2010 and 2009, respectively, as a result of continued challenges in the level of nonperforming assets, which required ongoing allocations to the allowance for loan losses. Some previously mentioned risk factors including high unemployment and decreased demand for the products and services by our commercial customers contributed to the inability of some of our borrowers to comply with the terms of their loans. Nonaccrual, restructured and delinquent loans over 90 days to total loans plus foreclosed real estate increased to 6.30% at the end of 2011 compared to 5.90% at December 31, 2010 and 4.17% at December 31, 2009. The ratio of net loan losses to average loans decreased in 2011 to 0.58% compared to 1.25% in 2010 and 0.97% in 2009 as defaults on loans decreased and the benefit of almost four years of working through problem loans has eliminated many of the problems.

Noninterest Income

Noninterest income for the year ended December 31, 2011 was $7.9 million compared to $6.8 million and $7.7 million for the years ended December 31, 2010 and 2009, respectively. The increase for 2011 is a result of a $395,253, or 17.2%, increase in electronic banking revenue, a $79,358, or 1.9%, increase in mortgage banking fees and gains, a $74,278, or 9.8%, increase in brokerage commissions and a $666,219, or 47.0%, decline in impairment losses on investment securities. Partially offsetting these factors increasing noninterest income was a $123,415, or 20.9%, decline in service charge income on deposit accounts.

Electronic banking revenue is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees.  The Bank sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 89% of total electronic banking revenue. Fees from ATMs represent approximately 3% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 8% of electronic banking revenue. The higher fee income during the 2011 period is a result of an increased POS client base which generated a larger volume of fee-based transactions.

Mortgage banking revenue, net of commissions paid to mortgage lenders, increased slightly to $4.3 million for the year ended December 31, 2011 as compared to $4.2 million in 2010.  Origination volume decreased by $46.2 million, or 14.0%, for 2011 as compared to 2010.  The ability to slightly increase revenue levels on lower volume for the year is a result of a change in the commission structure of loan officers under which loan officers are now paid based on volume instead of pricing. This change was phased in during the second quarter of 2011 and resulted in lower commissions than would have been paid under the prior structure. Another contributing factor was structural changes in our mortgage origination business made in early 2010 that resulted in a shift of costs that that were previously recorded as an offset to mortgage fee income. In the first quarter of 2010, all salaries and benefits of the loan officers were recorded as an offset to mortgage fee income and therefore were not included in noninterest expenses. Under the new structure, which went into effect on March 1, 2010, only commissions are deducted from the mortgage fee income and as a result reduce the mortgage-banking fee portion of noninterest income. Any benefits or additional incentives are now recorded as salaries or benefits and therefore increase noninterest expense.

With elevated credit standards and interest rates remaining consistently low for more than three years, consumer demand for mortgage refinancing has been relatively weak. When the economy strengthens, we would anticipate increased consumer demand for financing of owner-occupied, residential properties.

Brokerage commissions are earned on services provided by CFS.  The previously mentioned increase in brokerage commissions for 2011 as compared to 2010 are the result of improvements in the investment market and investor demand for non-banking financial service products and services during 2011.

The decrease in services charges on deposit accounts for 2011 as compared to 2010 was primarily the result of declines in overdraft fee income. This is a trend that has been occurring in the industry for the past few years.

Other fees and commissions were $372,021 for the year ended December 31, 2011 compared to $371,874 for 2010. These fees were relatively flat as loan fee increases offset a decline in wire transfer fees that resulted from the introduction of online tools that allow customers to initiate wires at a lower cost. A portion of the cost savings has been passed along to the customers to encourage use of these tools.

We incurred losses on securities write downs of $750,675 for the year ended December 31, 2011, compared to a loss of $1.4 million for the same period in 2010. The improvement relates to some stabilization in the rate of issuer deferrals within the pools of Trust Preferred securities held in our investment portfolio. For the first time since the 3rd quarter of 2009, there was no impairment loss on Trust Preferred securities during the six months ended December 31, 2011. These securities have been written down through the income statement as the quarterly impairment analysis dictates. Impairments on Trust Preferred securities result from the deferral of dividends by financial institutions or complete failure of the institutions that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Noninterest income decreased from $7.7 million during 2009 to $6.8 million in 2010, a decrease of $882,065 or 11.4%. The decrease was primarily due to a $1.2 million increase in losses on securities, primarily associated with larger write-downs of impaired bank equity and Trust Preferred securities in 2010 compared to 2009. Partially offsetting the increase on losses on securities was an increase in brokerage commission from the sales of securities as investor confidence in the stock market improved during 2010. Electronic banking fees increased by $391,338 primarily as a result of a $390,698 increase in “POS sponsorship fees as additional sponsors were added to our client portfolio. The national POS sponsorship income represented approximately 86% of total electronic banking revenue. Fees from ATMs represented approximately 5% of total electronic banking revenue.  Fees from check cards and other service charges represented approximately 9% of electronic banking revenue.

Noninterest Expenses

Noninterest expenses increased $225,542, or 1.2%, for the year ended December 31, 2011, compared to 2010. The increase for the period includes increases in professional fees, fees associated with loan workout costs, expenses and losses associated with the management and disposal of foreclosed real estate and a change in the structure of the mortgage banking division during the first quarter of 2010 that resulted in a shift of costs that were previously recorded as an offset to mortgage fee income. These increased expenses were partially offset by cost reduction initiatives in employee related costs, a reduction in FDIC insurance premiums, non-recurring costs related to a lawsuit we settled during the first quarter of 2010, and a deposit premium acquisition cost that fully amortized in June 2010.

Salaries and employee benefits decreased $407,335, or 4.2%, to $9.4 million during 2011 compared to $9.8 million during 2010. The decrease was a result of staffing reductions and elimination of certain employee benefits at the end of the second quarter and the beginning of the third quarter of 2011. These reductions more than offset the previously mentioned increases in salaries and employee benefits resulting from the change in the structure of our mortgage origination business. The increase in mortgage related salaries and benefits associated with this change are estimated to be approximately $150,000.

Occupancy expense increased by $57,280, or 2.5%, to $2.4 million for the year ended December 31, 2011, compared to $2.3 million for 2010. The increases were associated with normal escalation of rent and common area maintenance fees assessed in the second quarter of 2011.

Furniture and equipment expense increased marginally by $12,876, or 2.2%, for the year ended December 31, 2011. The increases are primarily related to an increase in furniture and equipment maintenance and depreciation costs related to normal repair and replacement of these assets.

Professional services were $973,464 for the year ended December 31, 2011 compared to $695,232 for 2010, an increase of $278,232, or 40.0%, for the year. Included in the increased professional services expenses for 2011 compared to 2010 were higher consulting costs of $86,289 primarily related to strategic and information technology planning and staff development, an increase of $14,530 in investment advisory fees resulting from the outsourcing of that function and an increase in legal fees of $182,073 associated with loan documentation work and costs associated with efforts to strengthen the Company’s capital position.

Foreclosed real estate losses, write downs and costs increased by $544,384, or 61.2%, for the year ended December 31, 2011 as compared to the same period in 2010. The increase for 2011 is a result of increased costs to maintain properties and to market them for sale as well as write downs and disposal losses of $886,000 of foreclosed real estate. The increase in the write downs resulted from completion of new appraisals that indicated that real estate values have continued to decline during 2011. Total write-downs and disposal losses were $616,442 for 2010.

Other operating expenses decreased $259,895, or 5.6%, for the year ended December 31, 2011 as compared to 2010. The decrease for the period resulted from first quarter factors including non-recurring costs of $175,000 incurred in connection with a lawsuit settled during the first quarter of 2010. In addition, a deposit premium became fully amortized in June 2010 so there was no corresponding expense during 2011. This reduced other operating expenses by $61,587. FDIC assessments decreased for the year by $165,712 as a result of a smaller deposit base and changes in the assessment methodology. These reductions were partially offset by a $102,275 increase in loan related expenses.

Noninterest expenses were $18.9 million in 2010 compared to $18.2 million in 2009, an increase of $737,897, or 4.1%.  This increase was primarily the result of a $522,000 increase in loan collection related costs and costs associated with foreclosed real estate, as well as increases of $207,566 in salaries and $431,482 in employee benefits during 2010 compared to 2009.  The increase in salaries and benefits was primarily the result of increased salaries, higher payroll taxes, and higher employee benefits costs as a result of a change in the structure of our mortgage origination business that resulted in a shift of costs that were previously recorded as an offset to mortgage fee income, as discussed above under “Noninterest Income.” As a result of the changes in the structure of income and expenses resulting from this change, the increase in salaries and employee benefits for the year ended December 31, 2010 as compared to 2009 are due to benefits and profitability incentives paid to mortgage loan officers. While not clearly seen in the financial statements, the effect of the change in structure resulted in an increase in pre-tax income generated by CMSI of approximately $217,000 for the year on loan origination volume that was approximately 21% lower than in 2009.

Occupancy expenses, furniture and equipment and professional services in total declined by $160,876 for 2010 compared to 2009 due to management efforts to better manage purchases and use of vendors. Other noninterest expenses declined by $100,009 from 2009. This decline includes an increase of $162,345 related to loan collection expenses offset with reductions in other expenses derived from tight expense control. These decreases were offset by an increase of $359,734 in costs associated with foreclosed real estate.

Income Tax Provision

The Company recorded income tax expense of $154,333 in 2011 and income tax benefits of $894,132 and $682,576 in 2010 and 2009, respectively. The effective tax rate was 22.0% in 2011, (48.6%) in 2010 and (58.7%) in 2009. The effective tax rates fluctuate from year to year due to changes in the mix of income from tax-exempt loans, investments and life insurance policies as a percentage of income (loss) before taxes. In 2011, 2010 and 2009, tax exempt interest was a substantial percentage of income before income taxes which resulted in a significantly lower tax rate than the Company’s marginal rate under existing tax law.

Financial Condition

Summary

Total assets decreased by 5.5% to $365.4 million at December 31, 2011 from $386.5 million at December 31, 2010. Interest-earning assets also decreased during the same period by 5.8%, to $346.2 million and were 94.7% of total assets at December 31, 2011 compared to $367.3 million, or 95.0% of total assets at December 31, 2010.

Total interest-bearing liabilities, including deposits and borrowings, totaled $251.2 million at December 31, 2011 compared to $283.7 million at December 31, 2010. The decrease in interest-bearing liabilities reflects our ongoing strategy to reduce higher-costing certificates of deposit and borrowings in an effort to improve earnings. As fixed rate Federal Home Loan Bank advances matured during 2011, they were repaid through operations cash flow.

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

Investment securities decreased $4.1 million or 12.6% to $28.3 million at December 31, 2011 compared to $32.4 million at December 31, 2010.  This decrease is a result of our strategy to improve net interest margin. During 2011, as investments were sold, called by the issuer, or matured, the funds provided liquidity needed to fund maturities of Federal Home Loan Bank advances. Although the investment portfolio has decreased significantly over the past two years, the Asset/Liability committee of the board has reaffirmed its decision to wait until the interest rate environment improves before investing in additional securities, and will continue to monitor the balance of our investment portfolio and investment opportunities at each meeting. Securities in our portfolio are designated as either available for sale or held to maturity, based on our intent.

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

The components of the investment portfolio were as follows at December 31:

	2011	2010	2009	2008	2007
Available For sale
U.S. Government agency	$2,212,656	$2,052,486	$16,108,375	$18,334,178	$11,688,457
Mortgage-backed securities	13,125,924	16,039,985	21,656,280	24,969,846	11,441,115
State and municipal bonds	7,626,724	7,292,742	7,721,571	6,890,713	4,904,648
Corporate bonds	2,261,250	2,349,662	3,648,810	4,133,642	4,788,589
Subtotal	25,226,554	27,734,875	49,135,036	54,328,379	32,822,809
Equity securities	243,653	390,934	1,557,082	2,065,486	1,966,123
Total available for sale	25,470,207	28,125,809	50,692,118	56,393,865	34,788,932
Held to Maturity
U.S. Government agency	—	—	—	—	6,460,305
Mortgage-backed securities	1,623,594	3,058,575	4,409,770	5,966,091	7,130,202
State and municipal bonds	1,225,000	1,225,000	2,810,000	3,912,836	3,912,769
Corporate bonds	—	—	206,961	495,361	500,000
Total held to maturity	2,848,594	4,283,575	7,426,731	10,374,288	18,003,276
Total investment securities	$28,318,801	$32,409,384	$58,118,849	$66,768,153	$52,792,208

Note: Investments classified as available for sale are carried at fair value whereas investments classified as held to maturity are carried at amortized cost.

The following tables show the maturity of the investment portfolio at December 31, 2011 and 2010 and the weighted average yield for each range of maturities:

December 31, 2011
	Available for sale			Held to maturity
Maturing	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Within one year	$—	$—	—%	$—	$—	—%
Over one to five years	4,624,019	4,808,797	4.05	1,225,000	1,289,668	3.75
Over five to ten years	3,752,607	4,054,124	3.61	—	—	—
Over ten years	8,634,811	3,237,709	2.49	—	—	—
Mortgage-backed securities	12,180,280	13,125,924	5.71	1,623,594	1,734,549	4.80
	$29,191,717	$25,226,554		$2,848,594	$3,024,217

December 31, 2010
	Available for sale			Held to maturity
Maturing	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Within one year	$—	$—	—%	$—	$—	—%
Over one to five years	3,577,140	3,745,584	4.70	—	—	—
Over five to ten years	2,702,432	2,807,912	3.03	1,225,000	1,269,459	3.75
Over ten years	11,131,641	5,141,393	2.81	—	—	—
Mortgage-backed securities	15,016,062	16,039,986	5.75	3,058,575	3,204,632	4.67
	$32,727,970	$28,125,809		$4,283,575	$4,474,091

For purposes of the above tables, no yields on tax-exempt obligations have been computed in a tax-equivalent basis.

Loans

The following table represents a breakdown of loan balances at December 31:

	2011	2010	2009	2008	2007
Real Estate:
Residential	$84,497,033	$90,455,130	$83,661,442	$77,289,604	$66,292,345
Commercial	131,637,765	145,323,556	136,116,292	136,027,333	111,530,103
Construction and land development	13,309,235	14,460,580	34,748,072	30,959,950	35,224,229
Demand and time	38,988,466	38,289,199	38,343,882	37,697,295	46,430,185
Lease financing	—	—	—	29,776	287,663
Other	597,811	631,294	875,337	1,731,779	1,990,144
Total loans	269,030,310	289,159,759	293,745,025	283,735,737	261,754,669
Deferred costs (fees), net	18,536	69,130	29,643	(42,581)	(130,836)
Allowance for loan losses	(4,858,551)	(4,481,236)	(4,322,604)	(3,179,741)	(3,270,425)
Loans, net	$264,190,295	$284,747,653	$289,452,064	$280,513,415	$258,353,408

Gross loans, excluding loans held for sale, decreased $20.2 million or 7.0% to $269.0 million at December 31, 2011 from $289.2 million at December 31, 2010. A significant decrease occurred during 2011 in the commercial real estate category as we worked aggressively to reduce exposure to investor owned commercial real estate. Loans to commercial customers amounted to $183.6 million at December 31, 2011 and were 68.2% of gross loans. Consumer loans amounted to $85.4 million and were 31.8% of total loans.

The following table shows the contractual maturities and interest rate sensitivities of the Bank’s loans at December 31, 2011. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, our experience indicates that a significant number of loans will be extended or be repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

	Repricing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Real Estate:
Residential	$5,885,671	$41,013,419	$2,860,243	$4,157,237	$30,079,313	$501,150	$84,497,033
Commercial	21,600,593	21,510,047	60,329,099	11,278,980	16,919,046	—	131,637,765
Construction and land development	1,263,263	6,552,035	5,367,221	—	126,716	—	13,309,235
Demand and time	1,736,812	24,972,853	11,622,633	—	656,168	—	38,988,466
Installment	5,903	266,853	325,055	—	—	—	597,811
	$30,492,242	$94,315,207	$80,504,251	$15,436,217	$47,781,243	$501,150	$269,030,310

The following table provides information concerning nonperforming assets and past due loans at December 31:

	2011	2010	2009	2008	2007
Nonaccrual loans (a)	$3,960,496	$5,021,777	$7,515,466	$5,027,767	$4,819,139
Restructured loans (b)	8,460,654	7,795,668	2,781,847	771,216	178,003
Foreclosed real estate	4,822,417	4,509,551	2,026,697	1,736,018	—
	$17,243,567	$17,326,996	$12,324,010	$7,535,001	$4,997,142
Accruing loans past-due 90 days or more	$—	$—	$—	$2,216,728	$918,986

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

(b)
All amounts listed as restructured loans are “troubled debt restructurings.” The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. These concessions typically result from our loss mitigation activities and may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, forbearance and other actions intended to minimize potential losses and to avoid foreclosure or repossession of collateral.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable losses in the existing loan portfolio and is maintained to absorb losses in our existing loan portfolio. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements and is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance consists of three elements: (1) specific valuation allowances based on probable losses on specific loans; (2) historical valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (3) general valuation allowances based on general economic conditions and other qualitative risk factors, both internal and external to us. These can include, but are not limited to exposure to an industry experiencing problems, changes in the nature or volume of the portfolio and delinquency and nonaccrual trends.

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

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to us. In general, such valuation allowances are determined by evaluating, among other things: (1) the experience, ability and effectiveness of the Bank's lending management and staff; (2) the effectiveness of our loan policies, procedures and internal controls; (3) changes in asset quality; (4) changes in loan portfolio volume; (5) the composition and concentrations of credit; (6) the impact of competition on loan structuring and pricing; (7) the effectiveness of the internal loan review function; (8) the impact of environmental risks on portfolio risks; and (9) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance.

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

During the years ended December 31, 2007 and 2008, the unallocated portion of the allowance for loan losses fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believed was the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company’s loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company’s federal regulators are a consideration in determining the required total allowance.

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

The following charts show the level of loan losses we recorded for the past five years, management’s allocation of the allowance for loan losses by type of loan as of the end of each year, and other statistical information. The allocation of the allowance reflects management’s analysis of economic risk potential by type of loan, and is not intended as a forecast of loan losses.

	Years ended December 31
Description	2011	2010	2009	2008	2007
Balance at beginning of year	$4,481,236	$4,322,604	$3,179,741	$3,270,425	$3,131,021
Charge-offs:
Demand and time	16,320	621,235	378,051	366,006	—
Lease financing	—	—	—	73,821	25,778
Real estate:
Residential	368,479	824,134	390,809	654,780	176,881
Commercial	526,148	696,025	114,753	246,000	220,640
Construction	972,473	1,876,768	2,264,618	844,536	—
Installment	8,664	7,931	54,629	91,643	19,153
	1,892,084	4,026,093	3,202,860	2,276,786	442,452
Recoveries:
Demand and time	13,151	39,532	47,487	17,951	—
Lease financing	—	300	28,134	8,309	14,138
Real estate:
Residential	91,416	18,721	29,830	37,007	—
Commercial	7,906	3,358	—	—	187
Construction	—	11,836	—	—	—
Installment	300	4,625	8,933	26,835	31,531
	112,773	78,372	114,384	90,102	45,856
Net charge-offs	1,779,311	3,947,721	3,088,476	2,186,684	396,596
Provision charged to operations	2,156,626	4,106,353	4,231,339	2,096,000	536,000
Balance at end of the year	$4,858,551	$4,481,236	$4,322,604	$3,179,741	$3,270,425
Ratio of net charge-offs to average loans outstanding	0.64%	1.25%	0.97%	0.82%	0.15%

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

Portfolio	2011	2010	2009	2008	2007
Demand and time and lease financing	$613,792	$754,770	$696,460	$235,573	$807,582
Real estate:
Residential	1,116,684	1,064,316	1,420,923	702,297	1,258,314
Commercial	1,740,097	1,534,362	640,112	1,100,933	687,797
Construction and land development	1,366,014	1,112,103	1,544,654	193,471	217,225
Installment	21,964	15,685	20,455	81,642	39,164
Unallocated	—	—	—	865,825	260,343
	$4,858,551	$4,481,236	$4,322,604	$3,179,741	$3,270,425

The table below provides a percentage breakdown of the loan portfolio attributable to the allowance for loan losses by category to total loans at December 31:

Portfolio	2011	2010	2009	2008	2007
Demand and time and lease financing	14.5%	13.2%	13.1%	13.3%	17.8%
Real estate:
Residential	31.5	31.4	28.5	27.2	25.3
Commercial	48.9	50.2	46.3	48.0	42.6
Construction and land development	4.9	5.0	11.8	10.9	13.5
Installment	.2	0.2	0.3	0.6	0.8
	100.0%	100.0%	100.0%	100.0%	100.0%

All loan allowances are subject to regulatory examinations and determinations as to the appropriateness of the methodology and adequacy on an annual basis.

The allowance for loan losses was $4.9 million at December 31, 2011, which was 1.81% of loans, compared to $4.5 million at December 31, 2010, which was 1.55% of loans. During 2011, we experienced net charge-offs of $1.8 million compared to $3.9 million during 2010. The ratio of net loan losses to average loans outstanding, excluding loans held for sale, was 0.64%, 1.34%, and 1.07% for the years 2011, 2010, and 2009, respectively. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans and foreclosed real estate increased to 6.30% for 2011 compared to 5.90% for 2010 and 4.17% for 2009.

The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $1.4 million, $1.2 million, and $1.1 million, as of December 31, 2011, 2010 and 2009, respectively.

The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historic trend analysis is utilized to obtain the factors to be applied. The general allowance was $3.5 million, $3.3 million, and $3.2 million as of December 31, 2011, 2010 and 2009, respectively.

Funding Sources

Deposits

Total deposits increased by $13.4 million, or 4.4%, to $315.0 million as of December 31, 2011, from $301.6 million as of December 31, 2010. Certificate of deposit accounts decreased $6.2 million while money market accounts increased by $4.8 million, or 11.0%, non-interest bearing accounts increased by $8.8 million, or 13.2%, NOW accounts increased by $5.5 million, or 20.8%, and savings accounts increased by $537,000, or 2.0%. The decrease in certificate of deposit balances is a result of management’s continued commitment to reduce excess liquidity and higher cost deposits in order to improve net interest margin by lowering the cost of funds. We had previously offered premium deposit rates on certificates of deposit compared to our competitors in order to attract more of these deposits. Following our strategy to reduce the overall cost of funds, as those high-yielding certificates of deposit matured, customers opting to renew their certificates of deposit were offered rates closer to our competitor’s pricing. Some of the certificates of deposit were simply not renewed at the lower rates, causing the overall decrease in deposits for the 2011 period. The ratio of non-interest bearing deposits to total deposits increased to 23.82% at December 31, 2011, from 22.0% at December 31, 2010.

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (“CDARS”), we obtained the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2011, we had $18.2 million in CDARS through the reciprocal deposit program compared to $21.4 million at December 31, 2010. We did not have any non-reciprocal deposits in the CDARS program as of December 31, 2011, or as of December 31, 2010.

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

The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$70,031,843	—%	$56,932,882	—%	$47,889,657	—%
Interest-bearing deposits:
NOW accounts	28,330,890	0.21%	25,502,642	0.21%	25,209,344	0.21%
Savings accounts	27,452,689	0.30%	26,454,631	0.26%	25,579,453	0.26%
Money market accounts	44,208,571	0.65%	45,781,750	0.74%	45,168,405	1.51%
Certificates of deposit	140,702,430	2.01%	166,812,291	2.33%	173,924,239	3.40%
	$310,726,423	1.05%	$321,484,196	1.35%	$317,771,098	2.11%

The following table provides the maturities of the Bank’s certificates of deposit in amounts of $100,000 or more at December 31, 2011:

Maturing in:
3 months or less	$10,592,469
Over 3 months through 6 months	3,630,342
Over 6 months through 12 months	13,829,826
Over 12 months	38,209,196
$66,261,833

Borrowed Funds

Borrowed funds consist exclusively of borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta at December 31, 2011. During 2010, we discontinued two minor funding sources. The first source was an agreement with a respondent financial institution which carried a balance of approximately $1.1 million at December 31, 2009. The other source was an in-house sweep product that required us to pledge securities to collateralize the outstanding balances, which was approximately $5.4 million at December 31, 2009. The demand for this product, which was not FDIC insured, declined significantly in the current low-rate environment. The majority of customers participating in this product agreed to move their funds into traditional banking products.

Information with respect to borrowings is as follows at and for the years ended December 31:

December 31:	2011	2010	2009
Due 2009, 0.48% to 2.33%	$—	$—	$—
Due 2010, 0.35% to 3.57%	—	—	15,500,000
Due 2011, 0.19% to 4.04%	—	36,750,000	15,900,000
Due 2012, 3.18% to 3.52%	9,340,000	9,000,000	9,000,000
Due 2013, 3.26% to 4.33%	1,870,000	2,550,000	2,890,000
	$11,210,000	$48,300,000	$43,290,000
Federal funds purchased and securities sold under repurchase agreements	$—	$—	$6,542,472
Weighted average interest rate at year-end:
Advances from the FHLB	3.36%	2.08%	3.04%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.00%
Maximum outstanding at any month end:
Advances from the FHLB	$41,380,000	$53,070,000	$76,730,000
Federal funds purchased and securities sold under repurchase agreements	$—	$4,489,302	$11,487,274
Average balance outstanding during the year:
Advances from the FHLB	$23,757,918	$40,713,288	$51,600,274
Federal funds purchased and securities sold under repurchase agreements	$—	$2,742,922	$8,283,250
Weighted average interest rate during the year:
Advances from the FHLB	2.41%	2.88%	2.75%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.01%

Advances from the FHLB of Atlanta decreased $37.1 million to $11.2 million at December 31, 2011, from $48.3 million at December 31, 2010. At the end of 2011, outstanding advances included four fixed rate credit loans totaling $11.2 million with the latest maturity date of June 2013. At December 31, 2010, outstanding advances included 11 fixed rate credit loans totaling $37.5 million with the latest maturity date of June 2013, and one variable daily rate credit advance of $10.8 million.

We have external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required. We have a line of credit totaling approximately $49.8 million with the FHLB of Atlanta based on qualifying loans pledged as collateral. Also, we can pledge securities at the FRB and FHLB of Atlanta and borrow approximately 97% of the fair market value of the securities. In addition, the Company had $10.1 million of securities pledged at the FHLB under which the Company’s subsidiary, Carrollton Bank, could have borrowed approximately $9.8 million. Also, Carrollton Bank has $2.5 million of securities pledged at FRB under which it could have borrowed approximately $2.4 million. Approximately $15.2 million of securities have not been pledged against any borrowings. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before Carrollton Bank could borrow against this line. There was no balance outstanding under these lines at December 31, 2011. These lines bear interest at the current federal funds rate of the correspondent bank.

Capital

Bank holding companies and banks are required by the Federal Reserve Board and FDIC to maintain minimum levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis. Capital is primarily represented by stockholders’ equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured. Assets and certain off-balance sheet commitments are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base. The minimum levels of Tier 1 and Tier 2 capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.

In addition, the FRB and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an institution could be required to maintain the leverage ratio at a higher level based on the regulator’s assessment of an institution’s risk profile. The following chart shows the regulatory capital levels for the Company and the Bank at December 31, 2011 and 2010. The Bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

The following table shows the Company’s and the Bank’s capital ratios as of December 31:

		Carrollton Bancorp	Carrollton Bank	Carrollton Bancorp	Carrollton Bank
	Minimum	2011	2011	2010	2010
Leverage ratio	4%	9.75%	9.55%	9.45%	9.00%
Risk-based capital:
Tier 1 (Core)	4%	10.59%	10.39%	10.12%	9.61%
Total	8%	11.87%	11.66%	11.35%	10.84%

Total stockholders’ equity decreased 2.75% or $751,000 to $32.6 million at December 31, 2011. The decrease was due to an increase of $853,000 in the accumulated other comprehensive loss. This was a result of a $1.3 million after tax increase in the accrued pension liability that was somewhat offset by a $432,000 after tax decline in the unrealized loss on available for sale securities.

Liquidity and Capital Expenditures

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base, borrowing facilities and equity capital. Liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, unpledged investment securities held to maturity due within one year, and unpledged securities available for sale. Such assets totaled $69.5 million or 19.0% of total assets at December 31, 2011.

Our customers’ borrowing requirements include commitments to extend credit and the unused portion of lines of credit, which totaled $53.7 million at December 31, 2011. Of this total, management places a high probability of required funding within one year on approximately $12.1 million. The amount remaining is unused home equity lines and other consumer lines on which management places low probability of funding.

As described above in the “Borrowed Funds” section, we also have external sources of funds through the FRB and FHLB of Atlanta, which can be drawn upon when required, providing additional liquidity.

Capital Expenditures

Capital expenditures were approximately $362,000 in 2011, $530,000 in 2010, and $1.0 million in 2009. The capital expenditures in 2011 related to building improvements and purchases of equipment, including computer equipment for the new office space leased to consolidate our mortgage origination operations. The expenditures in 2010 related to an upgrade of computer equipment throughout the organization and to the purchase of enhanced security equipment at several branch locations. In 2009, capital expenditures were related to purchases of furniture and equipment for the relocation of the executive and operations offices.

Capital expenditures are projected to be approximately $200,000 for fiscal year 2012 for additional branch renovations and the continuing upgrade of computer equipment and minor improvements to several branch locations.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At December 31, 2011, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

The following chart shows the static gap position for our interest sensitive assets and liabilities as of December 31, 2011. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been included in the zero to three months category. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

Period from December 31, 2011 in which assets and liabilities reprice:

(Dollars in thousands)	0 to 3 months	4 to 12 months	1 to 3 years	3 to 5 years	> 5 years
Assets:
Short term investments	$13,186	$—	$—	$—	$—
Investment securities	1,840	6,998	6,501	3,819	8,917
Loans held for sale	28,421	—	—	—	—
Loans:
Residential real estate	23,840	31,626	14,782	8,083	6,507
Commercial real estate	11,454	35,875	51,333	19,707	13,022
Construction and land development	3,037	4,778	—	5,367	114
Demand and time	4,815	20,476	1,725	9,527	2,383
Other	19	280	103	120	76
	$86,612	$100,033	$74,444	$46,623	$31,019
Liabilities:
Deposits	$126,519	$41,821	$40,082	$31,550	$—
Borrowings	9,000	340	1,870	—	—
	$135,519	$42,161	$41,952	$31,550	$—
Gap position
Period	$(48,907)	$57,872	$32,492	$15,073	$31,019
% of assets	(13.41)%	15.86%	8.91%	4.13%	8.50%
Cumulative	$(48,907)	$8,965	$41,457	$56,530	$87,549
% of assets	(13.41)%	2.46%	11.36%	15.50%	24.00%
Cumulative risk sensitive assets to risk sensitive liabilities	63.91%	105.05%	118.88%	122.51%	134.85%

Inflation

Inflation may be expected to have an impact on our operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation was not material to our results of operation or financial condition for 2011, 2010 and 2009.

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

Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2011:

Loan commitments	$11,861,878
Unused lines of credit	41.822,385
Letters of credit	624,919

Contractual Obligations

The Company enters into contractual obligations in the normal course of business. Among these obligations are short and long-term FHLB of Atlanta advances, operating leases related to branch and administrative facilities, and a long-term contract with a data processing provider. Payments required under these obligations are set forth in the table below as of December 31, 2011.

Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	One to three years	Three to five years	More than five years
Federal Home Loan Bank of Atlanta	$11,210	$9,340	$1,870	$—	$—
Operating lease obligations	11,375	1,247	2,546	2,297	5,285
Purchase obligations (1)	3,700	722	1,511	1,467	—
Total	$26,285	$11,309	$5,927	$3,764	$5,285

(1)
Represents payments required under contract, based on average monthly charges for 2011 and assumes a growth rate of 3%, with the Company’s current data processing service provider that expires in October 2016.

New Accounting Pronouncements

Note 22 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2011 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company’s financial condition; results of operations or liquidity, the impact of these changes are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

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
Columbia, Maryland

We have audited the accompanying consolidated balance sheets of Carrollton Bancorp and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, and we were not engaged to perform, an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrollton Bancorp and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Rowles & Company, LLP, Certified Public Accountants

Baltimore, Maryland
March 8, 2012

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Cash and due from banks	$2,411,319	$2,123,757
Federal funds sold and other interest bearing deposits	13,185,809	4,539,096
Total cash and cash equivalents	15,597,128	6,662,853
Federal Home Loan Bank stock, at cost	2,111,300	3,463,000
Investment securities
Available for sale	25,470,207	28,125,809
Held to maturity (fair value of $3,024,217 and $4,474,091)	2,848,594	4,283,575
Loans held for sale	28,420,897	32,754,383
Loans, less allowance for loan losses of $4,858,551 and $4,481,236	264,190,295	284,747,653
Premises and equipment	6,660,574	6,989,272
Accrued interest receivable	1,215,060	1,327,035
Bank owned life insurance	5,081,539	4,931,581
Deferred income taxes	6,087,400	4,682,996
Foreclosed real estate	4,822,417	4,509,551
Other assets	2,854,806	4,013,022
	$365,360,217	$386,490,730
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$75,020,489	$66,253,472
Interest-bearing	239,972,347	235,376,059
Total deposits	314,992,836	301,629,531
Advances from the Federal Home Loan Bank	11,210,000	48,300,000
Accrued interest payable	50,689	132,328
Accrued pension plan	3,579,496	1,354,082
Other liabilities	2,883,623	1,679,721
	332,716,644	353,095,662
Stockholders’ equity
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized 9,201 shares; issued and outstanding 9,201 in 2011 and 2010 (discount of $187,564 in 2011 and $275,829 in 2010)	9,013,436	8,925,171
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,576,388 in 2011 and 2,573,088 in 2010	2,576,388	2,573,088
Additional paid-in capital	15,725,454	15,713,872
Retained earnings	9,886,546	9,888,133
Accumulated other comprehensive loss	(4,558,251)	(3,705,196)
	32,643,573	33,395,068
	$365,360,217	$386,490,730

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
	2011	2010	2009
Interest income
Interest and fees on loans	$16,481,597	$17,653,972	$18,482,320
Interest and dividends on securities
Taxable interest income	1,080,938	1,787,816	2,674,537
Nontaxable interest income	307,075	369,162	451,125
Dividends	26,382	41,909	42,633
Interest on federal funds sold and other interest income	12,413	24,051	11,036
Total interest income	17,908,405	19,876,910	21,661,651
Interest expense
Deposits	3,255,445	4,356,538	6,705,158
Borrowings	579,736	1,171,952	1,426,011
Total interest expense	3,835,181	5,528,490	8,131,169
Net interest income	14,073,224	14,348,420	13,530,482
Provision for loan losses	2,156,626	4,106,353	4,231,339
Net interest income after provision for loan losses	11,916,598	10,242,067	9,299,143
Noninterest income
Service charges on deposit accounts	466,465	589,880	714,149
Brokerage commissions	829,819	755,541	541,412
Electronic Banking fees	2,694,535	2,299,282	1,907,944
Mortgage banking fees and gains	4,319,928	4,240,570	4,395,881
Other fees and commissions	372,021	371,874	424,116
Losses on securities	(750,675)	(1,416,894)	(261,184)
Total noninterest income	7,932,093	6,840,253	7,722,318
Noninterest expenses
Salaries	7,533,005	7,787,695	7,580,129
Employee benefits	1,846,140	1,998,785	1,567,303
Occupancy	2,377,720	2,320,440	2,403,595
Furniture and equipment	596,785	583,909	558,135
Professional services	973,464	695,232	798,727
Foreclosed real estate losses, write downs and costs	1,433,204	888,820	529,086
Other noninterest expenses	4,387,312	4,647,207	4,747,216
Total noninterest expenses	19,147,630	18,922,088	18,184,191
Income (Loss) before income taxes	701,061	(1,839,768)	(1,162,730)
Income tax Expense (Benefit)	154,333	(894,132)	(682,576)
Net income (Loss)	546,728	(945,636)	(480,154)
Preferred Stock Dividends and Discount Accretion	548,315	542,999	419,244
Net Loss attributable to common stockholders	$(1,587)	$(1,488,635)	$(899,398)
Net Loss per share — basic	$(0.00)	$(0.58)	$(0.35)
Net Loss per share — diluted	$(0.00)	$(0.58)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
     years ended December 31, 2011, 2010 and 2009

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income(Loss)
Balance, December 31, 2008	$—	$2,564,988	$15,255,971	$13,252,272	$(3,682,538)
Net Loss	—	—	—	(480,154)	—	$(480,154)
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(322,858)	(322,858)
Change in funded status of defined benefit plan, net of tax effects of $(353,753)	—	—	—	—	543,073	543,073
Cash flow hedging derivative	—	—	—	—	(161,537)	(161,537)
Comprehensive income (loss)						$(421,476)
Issuance of U.S. Treasury preferred stock	8,770,572	—	409,428	—	—
Accretion of discount associated with U.S. Treasury preferred stock	71,650	—	—	(71,650)	—
Issuance of stock under 2007 Equity Plan	—	3,600	17,037	—	—
Stock based compensation	—	—	11,892	—	—
Preferred stock cash dividend	—	—	—	(347,594)	—
Cash dividends $0.24 per share	—	—	—	(616,077)	—
Balance, December 31, 2009	8,842,222	2,568,588	15,694,328	11,736,797	(3,623,860)
Net Loss	—	—	—	(945,636)	—	$(945,636)
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	384,490	384,490
Change in funded status of defined benefit plan, net of tax effects of $(111,240)	—	—	—	—	(269,165)	(269,165)
Cash flow hedging derivative	—	—	—	—	(196,661)	(196,661)
Comprehensive income (loss)						$(1,026,972)
Accretion of discount associated with U.S. Treasury preferred stock	82,949	—	—	(82,949)	—
Issuance of stock under 2007 Equity Plan	—	4,500	19,048	—	—
Stock based compensation	—	—	496	—	—
Preferred stock cash dividend	—	—	—	(460,050)	—
Cash dividends $0.14 per share	—	—	—	(360,029)	—
Balance, December 31, 2010	8,925,171	2,573,088	15,713,872	9,888,133	(3,705,196)
Net Income	—	—	—	546,728	—	$546,728
Changes in net unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	431,658	431,658
Change in funded status of defined benefit plan, net of tax effects of $(836,850)	—	—	—	—	(1,284,713)	(1,284,713)
Comprehensive income (loss)						$(306,327)
Accretion of discount associated with U.S. Treasury preferred stock	88,265	—	—	(88,265)	—
Issuance of stock under 2007 Equity Plan	—	3,300	11,582		—
Preferred stock cash dividend	—	—	—	(115,012)	—
Preferred stock dividend accrued	—	—	—	(345,038)	—
Balance, December 31, 2011	$9,013,436	$2,576,388	$15,725,454	$9,886,546	$(4,558,251)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash Flows from operating activities:
Net income (loss)	$546,728	$(945,636)	$(480,154)
Adjustments to reconcile net income (Loss) to net cash provided by (used in) operating activities:
Provision for loan losses	2,156,626	4,106,353	4,231,339
Depreciation and amortization	738,277	794,146	814,028
Deferred income taxes	(848,732)	(668,723)	(646,710)
Amortization of premiums and discounts	(44,695)	(78,951)	(122,572)
Losses (gains) on disposal of securities	628	(436,114)	(17,859)
Write down of equity securities and corporate bonds	750,047	1,890,612	296,024
Loans held for sale made, net of principal sold	4,333,486	(8,216,818)	(2,836,279)
Loss on sale of premises and equipment	9,088	2,176	54,699
Write down of foreclosed real estate	844,573	570,081	150,976
Loss on sale of foreclosed real estate	41,862	46,362	105,971
Stock based compensation expense	—	496	11,892
Stock issued under 2007 Equity Plan	14,882	23,548	20,637
(Increase) decrease in:
Accrued interest receivable	111,975	267,230	202,976
Prepaid income taxes	996,643	(224,672)	151,682
Deferred loan origination costs	50,594	(10,496)	(54,175)
Cash surrender value of bank owned life insurance	(149,958)	(165,052)	(173,347)
Other assets	105,303	596,422	(2,475,662)
Increase (decrease) in:
Accrued interest payable	(81,639)	(141,267)	(14,815)
Income taxes payable	590,952	—	—
Other liabilities	371,762	109,795	(1,169,229)
Net cash provided by (used in) operating activities	10,538,402	(2,480,508)	(1,950,578)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	13,993	7,350,075	—
Proceeds from maturities of securities available for sale	4,164,614	14,573,527	12,161,841
Proceeds from sales of securities held to maturity	—	—	1,102,913
Proceeds from maturities of securities held to maturity	1,440,289	2,945,260	1,669,985
(Purchase) redemption of Federal Home Loan Bank stock, net	1,351,700	413,100	(300,400)
Purchase of securities available for sale	(1,521,457)	—	(6,974,191)
Loans made, net of principal collected	15,743,821	(3,277,720)	(14,480,771)
Purchase of premises and equipment	(362,397)	(530,061)	(1,005,707)
Proceeds from sale of premises and equipment	—	63,180	84,560
Proceeds from sale of foreclosed real estate	1,407,017	786,978	817,332
Net cash provided by (used in) investing activities	22,237,580	22,324,339	(6,924,438)
Cash flows from financing activities:
Net (decrease) increase in time deposits	(6,205,889)	(47,128,763)	34,104,907
Net increase (decrease) in other deposits	19,569,194	12,966,964	9,333,147
Advances (payment) of Federal Home Loan Bank advance	(37,090,000)	5,010,000	(21,940,000)
Net decrease in other borrowed funds	—	(6,542,472)	(7,668,283)
Net proceeds of issuance of preferred stock and warrant	—	—	9,180,000
Dividends paid	(115,012)	(820,079)	(963,671)
Net cash provided by (used in) financing activities	(23,841,707)	(36,514,350)	22,046,100
Net increase (decrease) in cash and cash equivalents	8,934,275	(16,670,519)	13,171,084
Cash and cash equivalents at beginning of year	6,662,853	23,333,372	10,162,288
Cash and cash equivalents at end of year	$15,597,128	$6,662,853	$23,333,372
Supplemental information:
Interest paid on deposits and borrowings	$3,916,820	$5,669,757	$8,145,984
Income taxes paid (refunded), net	$562,666	$49,033	$(52,549)
Noncash activity:
Transfer of loans to foreclosed real estate	$2,606,317	$3,886,274	$1,364,958

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

Basis of Presentation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include all accounts of the Company and its wholly-owned subsidiary, Carrollton Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2011. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC Topic 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 21 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2011.

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

Foreclosed Real Estate

Foreclosed real estate is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or estimated fair value less selling costs. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent write-downs are included in noninterest expense along with operating income and expenses of such properties and gains or losses realized upon disposition.

Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled.

Intangible Assets

A deposit intangible asset of $1,847,700, relating to a branch acquisition, was being amortized using the straight-line method over 15 years. The asset was fully amortized as of December 31, 2010. The remaining unamortized balance at December 31, 2009 was $61,587.  Amortization expense was $61,587 for 2010 and $123,174 for 2009.

Intangible assets are included in “Other assets” on the Consolidated Balance Sheets. Management evaluates intangible assets for impairment quarterly.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities utilizing guidelines established in ASC Topic 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in Other Comprehensive Income, net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

The Company entered into an interest rate Floor transaction on December 14, 2005. The Floor had a notional amount of $10.0 million with a minimum interest rate of 7.00% based on U.S. prime rate and was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate home equity loans in a declining interest rate environment. The Floor had a term of five years which expired in December 2010. This interest rate Floor was designated a cash flow hedge, as it was designed to reduce variation in overall changes in cash flow below the above designated strike level associated with the first Prime based interest payments received each period on its then existing loans. The interest rate of these loans changed whenever the repricing index changed, plus or minus a credit spread (based on each loan’s underlying credit characteristics), until the maturity of the interest rate Floor. When the Prime rate index fell below the strike level of the Floor prior to maturity, the Floor’s counterparty paid the Company the difference between the strike rate and the rate index multiplied by the notional value of the Floor multiplied by the number of days in the period divided by 360 days. The fair value of the Floor was recorded as Other Assets and changes in the fair value were recorded as Other Comprehensive Income, a component of stockholders’ equity.

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

Subsequent Events

Management evaluated subsequent events from December 31, 2011 through March 8, 2012, the date the financial statements were available to be issued. No significant subsequent events were identified which would affect the presentation of the financial information.

2. Cash and Due from Banks

The Bank is required by the Federal Reserve System to maintain certain reserve balances based principally on deposit liabilities. At December 31, 2011 and 2010, the required reserve balances was $1.0 million.

3. Investment Securities

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2011
Available for sale
U.S. government agency	$2,105,188	$107,468	$—	$2,212,656
Mortgage-backed securities	12,180,280	974,839	29,195	13,125,924
State and municipal	7,113,029	513,695	—	7,626,724
Corporate bonds	7,793,220	45,791	5,577,761	2,261,250
	29,191,717	1,641,793	5,606,956	25,226,554
Equity securities	167,816	147,370	71,533	243,653
	$29,359,533	$1,789,163	$5,678,489	$25,470,207
Held to Maturity
Mortgage-backed securities	$1,623,594	$110,955	$—	$1,734,549
State and municipal	1,225,000	64,668	—	1,289,668
	$2,848,594	$175,623	$—	$3,024,217

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2010
Available for sale
U.S. government agency	$1,949,329	$103,157	$—	$2,052,486
Mortgage-backed securities	15,016,062	1,023,923	—	16,039,985
State and municipal	7,140,031	152,711	—	7,292,742
Corporate bonds	8,321,853	91,685	6,063,876	2,349,662
	32,427,275	1,371,476	6,063,876	27,734,875
Equity securities	300,695	106,323	16,084	390,934
	$32,727,970	$1,477,799	$6,079,960	$28,125,809
Held to Maturity
Mortgage-backed securities	$3,058,575	$146,057	$—	$3,204,632
State and municipal	1,225,000	44,459	—	1,269,459
	$4,283,575	$190,516	$—	$4,474,091

Information related to unrealized losses in the portfolio as of December 31, 2011 follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	341,774	(29,195)	—	—	341,774	(29,195)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	281,150	(5,577,761)	281,150	(5,577,761)
Equity securities	—	—	93,564	(71,533)	93,564	(71,533)
	$341,774	$(29,195)	$374,714	$(5,649,294)	$716,488	$(5,678,489)

Contractual maturities of debt securities at December 31, 2011 and 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Over one to five years	4,624,019	4,808,797	—	—
Over five to ten years	3,752,607	4,054,124	1,225,000	1,289,668
Over ten years	8,634,811	3,237,709	—	—
Mortgage-backed securities	12,180,280	13,125,924	1,623,594	1,734,549
	$29,191,717	$25,226,554	$2,848,594	$3,024,217

	December 31, 2010
	Available for sale		Held to maturity
Maturing	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Over one to five years	3,577,140	3,745,584	—	—
Over five to ten years	2,702,432	2,807,912	1,225,000	1,269,459
Over ten years	11,131,641	5,141,393	—	—
Mortgage-backed securities	15,016,062	16,039,986	3,058,575	3,204,632
	$32,427,275	$27,734,875	$4,283,575	$4,474,091

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

Furthermore, as of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized gains are largely due to the yields on the instruments exceeding those that are available for comparable instruments issued in the current low interest rate environment. The fair value is expected to decline as the bonds approach their maturity date or repricing date or if market yields for such investments increase. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2011, management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At December 31, 2011 and December 31, 2010, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“TRUP CDOs”). The market for these securities at December 31, 2011 and December 31, 2010 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2011 and December 31, 2010

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

The following tables (Deferral and defaults amounts are recorded in thousands) list the class, credit rating, deferrals, defaults and carrying value of the six trust preferred securities (PreTSL):

December 31, 2011
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults
			Amount	Percent	Amount	Percent	Amortized Cost	Fair Value
IV	Mezzanine	Ca	$6,000	9.02%	$12,000	18.05%	$182,991	$57,850
XVIII	C	Ca	63,140	9.47	101,000	15.15	1,914,659	16,195
XIX	B	C	102,900	15.83	93,500	13.84	1,006,347	78,007
XIX	C	Ca	102,900	15.83	93,500	13.84	1,030,516	6,501
XXII	B-1	Caa2	186,500	14.32	215,000	16.52	1,724,399	122,597
XXIV	C-1	Ca	145,500	14.43	215,800	21.40	-	-
							$5,858,912	$281,150

December 31, 2010
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults
			Amount	Percent	Amount	Percent	Amortized Cost	Fair Value
IV	Mezzanine	Ca	$6,000	9.02%	$12,000	18.05%	$182,992	$41,624
XVIII	C	Ca	85,520	12.64	81,000	11.97	2,138,528	32,187
XIX	B	Ca	81,900	11.70	90,500	12.93	1,003,190	106,886
XIX	C	C	81,900	11.70	90,500	12.93	1,388,309	18,009
XXII	B-1	Caa2	220,500	15.90	175,000	12.62	1,724,399	174,836
XXIV	C-1	Ca	229,500	21.84	175,300	16.69	-	-
							$6,437,418	$373,542

Based on qualitative considerations such as a down grade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, management determined that three TRUP CDOs included in corporate bonds were other-than-temporarily impaired (OTTI) and wrote the investments in these TRUP CDOs down $581,662 in 2011, $1,613,624 in 2010 and $291,577 in 2009 to the present value of expected cash flows through earnings in the respective years to properly reflect credit losses associated with these TRUP CDOs. The remaining fair value of the five securities was approximately $281,150 at December 31, 2011. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the TRUP CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.

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

At December 31, 2011 and 2010, securities with an amortized cost of $12.1 million (fair value of $13.1 million) and $17.2 million (fair value of $18.3 million), respectively, were pledged as collateral for government deposits, advances from the Federal Home Loan Bank, and borrowings from the FRB. At December 31, 2011, there were no borrowings against the securities pledged as collateral for government deposits or borrowings from the FRB.

In 2011, the Company realized net losses on sales of or call of securities of $628. The Company also recognized losses on the TRUP CDO write-downs discussed above as well as $168,385 in write-downs on three equity securities. In 2010, the Company realized net gains on sales of or call of securities of $436,114. These gains were offset by the TRUP CDO write-downs discussed above as well as $239,384 in write-downs on two equity securities. In 2009, the Company realized gross gains on sales or calls of securities of $35,000. These gains were partially offset by a $4,000 write down of one equity security. Income taxes on net security gains/(losses) for 2011, 2010 and 2009 were $(296,104), $(558,894) and $(103,000), respectively.

4. Loans

Major classifications of loans at December 31 are as follows:

	2011	2010
Commercial loans:
Commercial mortgages – investor	$95,463,294	$109,442,235
Commercial mortgages – owner occupied	36,174,471	35,881,321
Construction and development	13,309,235	14,460,580
Commercial and industrial loans	38,988,466	38,289,199
Total commercial loans	183,935,466	198,073,335
Consumer loans:
Residential mortgages	48,345,794	51,498,271
Home equity lines of credit	36,151,239	38,956,859
Other	597,811	631,294
Total consumer loans	85,094,844	91,086,424
Total loans	269,030,310	289,159,759
Deferred costs, net	18,536	69,130
Allowance for loan losses	(4,858,551)	(4,481,236)
Net loans	$264,190,295	$284,747,653

The maturity and rate repricing distribution of the loan portfolio at December 31 is as follows:

	2011	2010
Repricing or maturing within one year	$124,807,449	$125,827,291
Maturing over one to five years	95,940,468	103,443,196
Maturing over five years	48,282,393	59,889,272
	$269,030,310	$289,159,759

Loan balances have been adjusted by the following deferred amounts as of December 31:

	2011	2010
Deferred origination costs and premiums	$756,830	$914,744
Deferred origination fees and unearned discounts	(738,294)	(845,614)
Net deferred costs (fees)	$18,536	$69,130

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2011	2010
Commercial loans:
Commercial mortgages – investor	$1,137,226	$1,051,459
Commercial mortgages – owner occupied	—	—
Construction and development	—	2,839,049
Commercial and industrial loans	1,726,776	155,520
Consumer loans:
Residential mortgages	606,533	802,735
Home equity lines of credit	489,961	173,014
Other	—	—
Total	$3,960,496	$5,021,777
Unrecorded interest on nonaccrual loans	$141,267	$241,031
Interest income recognized on nonaccrual loans	$162,015	$138,722

Past due loans, segregated by age and class of loans, as of December 31, 2011 were as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans:
Commercial mortgages – investor	$-	$1,020,766	$1,020,766	$94,442,528	$95,463,294	$-
Commercial mortgages – owner occupied	-	-	-	36,174,471	36,174,471	-
Construction and development	-	-	-	13,309,235	13,309,235	-
Commercial and industrial loans	-	1,726,776	1,726,776	37,261,690	38,988,466	-
Consumer loans:						-
Residential mortgages	1,698,602	606,533	2,305,135	46,040,659	48,345,794	-
Home equity lines of credit	203,503	268,809	472,312	35,678,927	36,151,239	-
Other	-	-	-	597,811	597,811	-
Total	$1,902,105	$3,622,884	$5,524,989	$263,505,321	$269,030,310	$-

Four nonaccrual loans with balances totaling $337,612 are less than 90 days past due as of December 31, 2011. $203,503 of this total is included in “Loans 30 – 89 Days Past Due” and the remainder is current.

Past due loans, segregated by age and class of loans, as of December 31, 2010 were as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans:
Commercial mortgages – investor	$863,923	$1,051,459	$1,915,382	$107,526,853	$109,442,235	$—
Commercial mortgages – owner occupied	335,126	—	335,126	35,546,195	35,881,321	—
Construction and development	—	2,839,049	2,839,049	11,621,531	14,460,580	—
Commercial and industrial loans	1,880,114	149,957	2,030,071	36,259,128	38,289,199	—
Consumer loans:
Residential mortgages	1,355,759	308,852	1,664,611	49,833,660	51,498,271	—
Home equity lines of credit	282,204	—	282,204	38,674,655	38,956,859	—
Other	—	—	—	631,294	631,294	—
Total	$4,717,126	$4,349,317	$9,066,443	$280,093,316	$289,159,759	$—

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on an individual loan basis for all such loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on the cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans are defined as loans that have been assessed for impairment and have been determined to either need a write down or specific reserve. Impaired loans as of December 31, 2011, are set forth in the following table:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial loans:
Commercial mortgages – investor	$1,025,168	$-	$1,025,168	$1,025,168	$135,668	$1,031,792
Commercial mortgages – owner occupied	2,343,293	-	2,343,293	2,343,293	606,543	2,348,107
Construction and development	-	-	-	-	-	-
Commercial and industrial loans	1,726,776	-	1,726,776	1,726,776	329,957	1,730,124
Consumer loans:
Residential mortgages	504,138	-	504,138	504,138	119,418	506,529
Home equity lines of credit	284,574	-	284,574	284,574	179,574	285,211
Other	-	-	-	-	-	-
Total	$5,883,949	$-	$5,883,949	$5,883,949	$1,371,160	$5,901,763

At December 31, 2011, the Company had twelve impaired loans totaling approximately $5.9 million.  Seven loans totaling $3.2 million were not past due on December 31, 2011; the remainder of the loans were classified as non-accrual loans. The Company received total interest payments on impaired loans of $209,204, all of which was applied to reduce principal.

Impaired loans as of December 31, 2010, are set forth in the following table:

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

At December 31, 2010, the Company had fourteen impaired loans totaling approximately $10.1 million.  Six loans totaling $5.8 million were not past due on December 31, 2010; the remainder of the loans were classified as non-accrual loans. The Company received total interest payments on impaired loans of $603,400. Of this amount, $222,620 was recorded as interest income for 2010. The remainder was applied to reduce principal.

Nonperforming assets and loans past due 90 days or more but accruing interest were as follows at December 31:

	2011	2010	2009
Nonaccrual loans	$3,960,496	$5,021,777	$7,515,466
Restructured loans	8,460,654	7,795,668	2,781,847
Foreclosed real estate	4,822,417	4,509,551	2,026,697
Total nonperforming assets	$17,243,567	$17,326,996	$12,324,010
Accruing loans past-due 90 days or more	$—	$—	$—

As of December 31, 2011, four restructured notes totaling $782,976 are included in nonaccrual loans. One of the notes, totaling $116,460, is current on payments. All other restructured notes are paying in accordance with the terms of the agreement and remain on accrual status.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. These concessions typically result from the Company’s loss mitigation activities and may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, forbearance and other actions intended to minimize potential losses and to avoid foreclosure or repossession of collateral. Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.  Troubled debt restructurings as of December 31, 2011 and December 31, 2010 are set forth in the following table:

	December 31,	December 31,
	2011	2010
Commercial loans:
Commercial mortgages – investor	$2,950,361	$2,476,804
Commercial mortgages – owner occupied	1,786,805	1,786,805
Construction and development	-	-
Commercial and industrial loans	-	-
Consumer loans:
Residential mortgages	4,038,982	3,863,648
Home equity lines of credit	467,482	48,530
Other	-	-
Total	$9,243,630	$8,175,787

Loans restructured for the year ended December 31, 2011 were as follows:

Year ended
December 31, 2011
Commercial loans:
Commercial mortgages – investor	$502,960
Commercial mortgages – owner occupied	-
Construction and development	-
Commercial and industrial loans	-
Consumer loans:
Residential mortgages	479,579
Home equity lines of credit	418,952
Other	-
Total	$1,401,491

One restructured residential mortgage, totaling $249,669 at December 31, 2010, was removed from restructured loans upon foreclosure on the underlying collateral.

Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches non-accrual status.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  Certain troubled debt restructurings are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.  As of December 31, 2011, there are 5 restructured loans totaling $1.0 million that are more than 30 days past due. Three of the past due loans totaling $616,516 are classified as non-accrual loans. There is one loan totaling $166,460 that is current but is classified as a non-accrual loan.

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

Commercial real estate loans with a 5 risk rating may possess a DSC ratio which is positive but still short of Lending Policy standards, or an LTV ratio which exceeds Lending Policy but is less than 90%.  Such loans may not meet conventional market terms and could require a higher risk lender for third party take-outs, and borrower’s/guarantor’s capacity to provide support, if necessary, could be marginal.

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

Risk Rating 8:  Doubtful

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

The following table presents the balances of classified loans by class of commercial loan as of December 31, 2011 and 2010. Classified loans include loans in Risk Grades 5, 6 and 7. The Company has no loans with a risk rating of 8 or 9.

December 31, 2011
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$5,427,985	$—	$2,904,638	$8,332,623
Commercial mortgages – owner occupied	556,488	620,280	1,786,805	2,963,573
Construction and development	3,402,457	—	—	3,402,457
Commercial and industrial loans	1,397,684	2,223,748	1,814,750	5,436,182
Total	$10,784,614	$2,844,028	$6,506,193	$20,134,835

December 31, 2010
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$4,228,894	$—	$4,133,470	$8,362,364
Commercial mortgages – owner occupied	3,624,073	—	1,786,805	5,410,878
Construction and development	1,994,919	—	2,839,049	4,833,968
Commercial and industrial loans	3,170,997	2,438,460	149,957	5,759,414
Total	$13,018,883	$2,438,460	$8,909,281	$24,366,624

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

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance.

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

The following table details charge-offs, recoveries and the provision for loan losses for the period ended December 31, 2011 and the allocation of the allowance for loan losses by portfolio as of December 31, 2011 and December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance 12/31/2010	Charge-offs	Recoveries	Provision	Allowance 12/31/2011
Commercial loans:
Commercial mortgages – investor	$1,073,448	$(290,693)	-	$184,913	$967,668
Commercial mortgages – owner occupied	460,914	(235,455)	7,906	539,064	772,429
Construction and development	1,112,103	(972,473)	-	1,226,384	1,366,014
Commercial and industrial loans	754,770	(16,320)	13,151	(137,809)	613,792
Consumer loans:
Residential mortgages	821,197	(199,568)	14,650	25,129	661,408
Home equity lines of credit	243,119	(168,911)	76,766	304,302	455,276
Other	15,685	(8,664)	300	14,643	21,964
Total	$4,481,236	$(1,892,084)	$112,773	$2,156,626	$4,858,551

The following table details charge-offs, recoveries and the provision for loan losses for the period ended December 31, 2010 and the allocation of the allowance for loan losses by portfolio as of December 31, 2010 and December 31, 2009.

	Allowance 12/31/2009	Charge-offs	Recoveries	Provision	Allowance 12/31/2010
Commercial loans:
Commercial mortgages - investor	$284,471	$(696,025)	$3,358	$1,481,644	$1,073,448
Commercial mortgages – owner occupied	355,641	-	-	105,273	460,914
Construction and development	1,544,654	(1,876,767)	11,835	1,432,381	1,112,103
Commercial and industrial loans	696,460	(621,235)	39,832	639,713	754,770
Consumer loans:
Residential mortgages	1,054,475	(532,673)	3,204	296,191	821,197
Home equity lines of credit	366,448	(291,461)	15,517	152,615	243,119
Other	20,455	(7,983)	4,677	(1,464)	15,685
Total	$4,322,604	$(4,026,144)	$78,423	$4,106,353	$4,481,236

Net (charge-offs)/recoveries, segregated by class of loans, for the year ended December 31, 2009 were as follows:

Commercial loans:
Commercial mortgages – investor	$(64,538)
Commercial mortgages – owner occupied	(50,215)
Construction and development	(2,264,618)
Commercial and industrial loans	(302,430)
Consumer loans:
Residential mortgages	(345,412)
Home equity lines of credit	(15,567)
Other	(45,696)
Total	$(3,088,476)

Transactions in the allowance for loan losses for the year ended December 31, 2009 were as follows:

Beginning balance, January 1, 2009	$3,179,741
Provision charged to operations	4,231,339
Recoveries	114,335
7,525,415
Loans charged off	3,202,811
Ending balance, December 31, 2009	$4,322,604

Loans with a balance of approximately $112.6 million and $110.9 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2011 and 2010, respectively.

5. Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2011	2010	2009
Loan commitments
Mortgage loans	$7,465,198	$1,521,487	$5,411,309
Construction and land development	4,396,680	6,458,101	13,529,382
Commercial loans	-	1,315,038	257,000
	$11,861,878	$9,294,626	$19,197,691
Unused lines of credit
Home equity lines	$34,028,537	$36,885,266	$38,404,487
Commercial lines	5,794,943	26,746,312	27,552,238
Unsecured consumer lines	999,453	1,058,257	1,061,286
	$40,822,933	$64,689,835	$67,018,011
Letters of credit	$624,919	$3,665,222	$3,837,873

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

6. Related Party Transactions

The Company’s executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectability. During the years ended December 31, 2011, 2010, and 2009, transactions in related party loans were as follows:

	2011	2010	2009
Beginning balance	$2,882,860	$2,904,608	$2,788,468
Additions	34,250	33,775	328,361
Repayments	(281,453)	(55,523)	(212,221)
Ending balance	$2,635,657	$2,882,860	$2,904,608

A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2011, 2010 and 2009, amounts paid to the law firm in connection with those services were  approximately $184,345, $233,761 and $299,645,  respectively.

A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2011, 2010 and 2009, amounts paid to the insurance brokerage for insurance premiums were approximately $195,326, $219,780 and $229,020, respectively.

A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for brokerage, appraisal and management services. Contract payments totaling approximately $2,498 in 2011, $2,225 in 2010 and $3,639 in 2009 were paid to the related party.

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officers and directors on deposits as of December 31, 2011 and 2010 were $2.1 million and $2.3 million, respectively.

7. Premises and Equipment

A summary of premises and equipment is as follows as of December 31:

	2011	2010
Land and improvements	$909,544	$909,544
Buildings	4,860,831	4,751,104
Leasehold improvements	2,824,983	2,800,292
Equipment and fixtures	4,552,695	4,356,132
	13,148,053	12,817,072
Accumulated depreciation and amortization	(6,487,479)	(5,827,800)
	$6,660,574	$6,989,272

Depreciation and amortization of premises and equipment was $682,008, $670,999 and $634,186 for 2011, 2010 and 2009, respectively. Amortization of software was $56,269, $61,560 and $56,668 for 2011, 2010 and 2009, respectively.

8. Deposits

Major classifications of interest-bearing deposits are as follows as of December 31:

	2011	2010
NOW and Super NOW	$32,001,537	$26,496,867
Money market	48,187,243	43,427,204
Savings	27,095,896	26,558,428
Certificates of deposit of $100,000 or more	66,261,833	67,822,542
Other time deposits	66,425,838	71,071,018
	$239,972,347	$235,376,059

Time deposits mature as follows:

	December 31,
	2011	2010
Maturing within one year	$61,056,504	$74,544,750
Maturing over one to two years	18,452,949	16,865,415
Maturing over two to three years	21,628,627	10,620,232
Maturing over three to four years	18,549,235	16,486,907
Maturing over four to five years	13,000,356	20,376,256
	$132,687,671	$138,893,560

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

Federal Home Loan Bank Borrowings December 31,	2011	2010	2009
Due 2010, 0.35% to 3.57%	$—	$—	$15,500,000
Due 2011, 0.19% to 4.04%	—	36,750,000	15,900,000
Due 2012, 3.18% to 4.33%	9,340,000	9,000,000	9,000,000
Due 2013, 3.26% to 4.33%	1,870,000	2,550,000	2,890,000
	$11,210,000	$48,300,000	$43,290,000
Federal funds purchased and securities sold under repurchase agreements	$—	$—	$6,542,472
Weighted average interest rate at year-end:
Advances from the FHLB	3.36%	2.08%	3.04%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.00%
Maximum outstanding at any month end:
Advances from the FHLB	$41,380,000	$53,070,000	$76,730,000
Federal funds purchased and securities sold under repurchase agreements	$—	$4,489,302	$11,487,274
Average balance outstanding during the year:
Advances from the FHLB	$23,757,918	$40,713,288	$51,600,274
Federal funds purchased and securities sold under repurchase agreements	$—	$2,742,922	$8,283,250
Weighted average interest rate during the year:
Advances from the FHLB	2.41%	2.88%	2.75%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.01%

The Company has external sources of funds through the Federal Reserve Bank (FRB) and Federal Home Loan Bank of Atlanta (FHLB), which can be drawn upon when required. At December 31, 2011, the line of credit at FHLB based on qualifying loans pledged as collateral was $49.8 million. The Company can also pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $10.4 million of securities pledged at the FHLB and $2.5 million of securities pledged at the FRB under which the Company’s subsidiary, Carrollton Bank, could borrow $12.2 million.  Approximately $15.2 million of securities have not been pledged against any borrowings. Outstanding borrowings at the FHLB were $11.2 million at December 31, 2011. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 secured federal funds line of credit with other institutions. The secured federal funds line of credit would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to the institutions before Carrollton Bank could borrow against the lines. There was no balance outstanding under these lines at December 31, 2011. These lines bear interest at the current federal funds rate of the correspondent banks.

10. Other noninterest Expenses

Other noninterest expenses include the following for the years ended December 31:

	2011	2010	2009
Data processing services	$924,585	$794,507	$777,595
FDIC Assessment	552,464	718,176	776,896
Loan expenses	801,657	699,382	616,323
Employee and payroll related expenses	114,615	158,225	222,907
Marketing	215,211	270,050	379,594
Directors’ fees	254,671	266,246	274,150
Liability insurance	177,956	160,983	152,915
Software maintenance	146,616	154,204	137,112
Printing, stationary, and supplies	130,186	147,513	175,882
Postage and freight	118,663	129,097	182,334
Telephone	140,820	146,383	183,809
Carrier and currency service	116,681	104,153	122,377
ATM services	56,691	81,292	85,894
Deposit premium amortization	-	61,587	123,174
Stockholder expense	78,269	65,319	67,015
Software amortization	56,269	61,560	56,668
Contributions	9,721	33,850	23,900
Professional fees and licenses	139,321	89,098	128,258
Other	352,916	505,582	260,413
	$4,387,312	$4,647,207	$4,747,216

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

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). As a condition to the closing of the transaction, the Company’s Senior Executive Officers including Robert A. Altieri, Gary M. Jewell, and Lola B. Stokes each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messrs. Altieri and Jewell’s and Mrs. Stokes’ employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

The Treasury’s current consent shall be required for any increase in the common dividends per share until February 13, 2012 unless prior to such date, the Series A preferred stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

The Company previously notified Treasury that it would not make the quarterly dividend payments on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due after February 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has deferred three quarterly dividend payments since February 15, 2011. As a result, as of December 31, 2011, the Company is $345,037 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.

12. Stock Options

At the Company’s annual stockholders meeting on May 15, 2007, the 2007 Equity Plan was approved. Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Common Stock were issued to all but one non-employee director in May 2011, 2010, and 2009. The one director that did not receive stock is prohibited from receiving stock by that director’s employer. No new grants will be made under the 1998 Long Term Incentive Plan. However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

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

Information with respect to options outstanding is as follows for the years ended December 31:

	2011		2010		2009
	Shares	Option Price Range	Shares	Option Price Range	Shares	Option Price Range
Outstanding at beginning of year	84,475	$9.71 to $18.03	130,985	$9.71 to $18.03	156,385	$9.71 to $18.03
Granted	—		—		—
Exercised	—		—		—
Expired/Canceled	(15,435)	$9.71 to $10.94	(46,510)	$9.71 to $18.03	(25,400)	$15.36 to $15.42
Outstanding at end of year	69,040	$12.11 to $18.03	84,475	$9.71 to $18.03	130,985	$9.71 to $18.03
Exercisable at December 31	69,040	$12.11 to $18.03	84,475		130,775
Aggregate intrinsic value at year end	$0.00		$0.00		$0.00

As a result of adopting ASC Topic 718 on January 1, 2006, incremental stock- based compensation expense recognized was $496 and $11,892 during 2010 and 2009. No stock based compensation expense was recognized in 2011. As of December 31, 2011, there was no unrecognized compensation expense related to nonvested stock options because all options were fully vested. No options were exercised in 2011, 2010 or 2009.

A summary of information about stock options outstanding is as follows at December 31, 2011:

Weighted Average Exercise Price	Shares	Weighted Average Remaining Life (Years)	Shares Underlying Options Currently Exercisable
$12.11	2,520	0.31	2,520
12.14	630	0.16	630
12.67	13,200	0.57	13,200
14.45	4,620	3.30	4,620
14.50	3,150	1.31	3,150
14.50	21,000	3.96	21,000
16.02	8,000	2.56	8,000
16.22	4,200	2.30	4,200
16.31	5,460	4.30	5,460
17.16	5,000	5.00	5,000
17.25	630	5.07	630
18.03	630	4.40	630
14.71	69,040	2.83	69,040

As of December 31, 2011, the weighted average exercise price of shares underlying options currently exercisable was $14.71 per share.

No options were granted in 2011, 2010 or 2009.

13. Net Income per Share

The calculation of net income per common share is as follows for the years ended December 31:

	2011	2010	2009
Weighted average common shares outstanding	2,575,213	2,571,581	2,567,286
Stock option adjustment	—	—	—
Weighted average common shares outstanding-diluted	2,575,213	2,571,581	2,567,286
Net (loss) income available to common stockholders	$(1,587)	$(1,488,635)	$(899,398)
Basic net (loss) income per share	$(0.00)	$(0.58)	$(0.35)
Diluted net (loss) income per share	$(0.00)	$(0.58)	$(0.35)

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

	2011	2010	2009
Net (loss) Income	$546,728	$(945,636)	$(480,154)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	712,570	1,032,119	(533,165)
Net actuarial (loss) gain on defined benefit retirement plan	(2,225,414)	(444,497)	896,825
Accumulated gain (loss) on effective cash flow hedging derivative	—	(324,765)	(266,761)
Less: Adjustment for security (losses)gains realized in net income	266	(397,175)	(5,736)
Other comprehensive income (loss) before tax	(1,512,578)	(134,318)	91,163
Income taxes (benefit) on comprehensive income	(659,523)	(52,982)	32,485
Other comprehensive income (loss) after tax	(853,055)	(81,336)	58,678
Comprehensive income (loss)	$(306,327)	$(1,026,972)	$(421,476)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2011	2010
Net actuarial (loss) gain on defined benefit post-retirement benefit plans	$(2,203,070)	$(918,357)
Net unrealized (loss) gain on securities available for sale	(2,355,181)	(2,786,839)
Accumulated gain on effective cash flow hedging derivatives		—
	$(4,558,251)	$(3,705,196)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2011, the most recent notification from the Federal Reserve Bank and the FDIC categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Company’s or the Bank’s category.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital (to risk-weighted assets)
Consolidated	$39,774,000	11.87%	26,815,000	8.0%	33,519,000	10.0%
Carrollton Bank	39,115,000	11.66%	26,830,000	8.0%	33,538,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	35,510,000	10.59%	13,408,000	4.0%	20,112,000	6.0%
Carrollton Bank	34,849,000	10.39%	13,415,000	4.0%	20,123,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	35,510,000	9.75%	14,571,000	4.0%	18,214,000	5.0%
Carrollton Bank	34,849,000	9.55%	14,600,000	4.0%	18,250,000	5.0%
December 31, 2010
Total Capital (to risk-weighted assets)
Consolidated	$41,629,000	11.35%	$29,340,000	8.0%	$36,676,000	10.0%
Carrollton Bank	39,707,000	10.84%	29,298,000	8.0%	36,622,000	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	37,100,000	10.12%	14,670,000	4.0%	22,005,000	6.0%
Carrollton Bank	35,178,000	9.61%	14,648,880	4.0%	21,973,000	6.0%
Tier 1 Capital (to average assets)
Consolidated	37,100,000	9.45%	15,704,000	4.0%	19,629,757	5.0%
Carrollton Bank	35,178,000	9.00%	15,641,000	4.0%	19,551,350	5.0%

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

Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004. The following table sets forth the financial status of the Plan as of and for the years ended December 31:

	2011	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$8,855,210	$8,211,541	$8,053,475
Service cost	36,925	—	—
Interest cost	479,195	481,030	472,114
Actuarial (gain) loss	1,833,017	637,353	111,686
Benefits paid and administrative expenses	(514,230)	(474,714)	(425,734)
Benefit obligation at end of year	10,690,117	8,855,210	8,211,541
Change in Plan Assets:
Fair value of plan assets at beginning of year	7,501,128	7,139,470	6,084,579
Actual return on plan assets	75,543	806,372	1,320,125
Employer contribution	48,180	30,000	228,000
Benefits paid and administrative expenses	(514,230)	(474,714)	(493,234)
Fair value of plan assets at end of year	7,110,621	7,501,128	7,139,470
Funded status	$(3,579,496)	$(1,354,082)	$(1,072,071)
Amounts Recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—
Other liabilities	(3,579,496)	(1,354,082)	(1,072,071)
Net amount recognized	$(3,579,496)	$(1,354,082)	$(1,072,071)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$3,882,413	$1,760,848	$1,483,324
Prior service cost (credit)	—	—	—
Net amount recognized (before tax effect)	$3,882,413	$1,760,848	$1,483,324
Assumptions Used in Measuring the Projected Benefit Obligation were as Follows for the Years Ended December 31:
Discount rates	4.25%	5.50%	6.00%
Rates of increase in compensation levels	N/A	N/A	N/A
Long-term rate of return on assets	6.00%	6.00%	6.00%
Net Periodic Pension Expense Includes the Following Components:
Service cost	$36,925	$—	$—
Interest cost	479,195	481,030	472,114
Expected return on plan assets	(442,369)	(452,854)	(426,995)
Amortization of Net Loss	78,278	6,311	15,910
Net periodic pension cost (benefit)	$152,029	$34,487	$61,029
Accumulated Benefit Obligation at Year End	$10,690,117	$8,855,210	$8,211,541
Allocation of Assets
Equity securities	58%	59%	60%
Fixed income-guaranteed fund	42%	41%	40%
	100%	100%	100%

There are no net transaction obligation (asset), prior service cost (credit) and estimated net loss (gain) for the Plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Benefits expected to be paid from the Plan are as follows:

Year	Amount
2012	$481,184
2013	481,963
2014	474,122
2015	472,419
2016	483,925
2017-2021	2,530,248

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

In determining the long-term rate of return on pension plan assets assumption, the target asset allocation is first reviewed. An expected long-term rate of return is assumed for each asset class, and an underlying inflation rate assumption is also made. The effects of asset diversification and periodic fund rebalancing are also considered. As of December 31, 2011, 2010 and 2009, the fair value of plan assets were measured using Level 2 inputs.

The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with three months of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Prior to June 1, 2011, if an employee had been at the Company for one year, the Company would contribute 3% of the employee’s salary to the Plan for the employee’s benefit. The Company also matched 50% of the employee 401(k) contribution up to 6% of employee compensation. The Safe Harbor contribution and matching contribution were terminated as a cost saving measure effective June 1, 2011. Contributions to this Plan, included in employee benefit expenses, were $190,119, $420,865 and $328,197 for 2011, 2010 and 2009, respectively.

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

The components of income tax expense are as follows for the years ended December 31:

	2011	2010	2009
Current
Federal	$758,825	$(247,779)	$(184,337)
State	244,240	(42,610)	(29,528)
	1,003,065	(290,389)	(213,865)
Deferred	(848,732)	(603,743)	(468,711)
	$154,333	$(894,132)	$(682,576)

The components of the deferred tax benefits were as follows for the years ended December 31:

	2011	2010	2009
Provision for loan losses	$(118,862)	$317,875	$(405,981)
Nonaccrual interest on loans	39,414	(95,137)	—
Deferred loan origination costs	(19,729)	(13,036)	6,595
Deferred compensation plan	(2,489)	(4,897)	(4,771)
Pension plan contributions	(40,963)	64,092	—
Depreciation	(31,161)	(3,636)	214,432
Discount accretion	(475)	(4,278)	(570)
Investment impairment losses	(300,544)	(770,256)	(155,384)
Other real estate owned impairment losses	(367,955)	(145,199)	(123,032)
Charitable contribution carryover	(3,906)	(22,708)	—
Federal Home Loan Bank stock dividends	(2,062)	—	—
Valuation allowance for capital losses	—	73,437	—
	$(848,732)	$(603,743)	$(468,711)

The components of the net deferred tax asset were as follows for the years ended December 31:

	2011	2010	2009
Deferred tax assets
Allowance for loan losses	$1,217,654	$1,098,792	$1,416,667
Deferred compensation plan	228,894	226,405	221,508
Unrealized losses on available for sale investment securities	1,534,144	1,815,323	1,937,673
Accrued retirement benefits	1,411,932	534,118	422,878
Nonaccrual interest on loans	55,723	95,137	—
Investment impairment losses	1,267,317	966,773	196,518
Other real estate owned impairment losses	702,060	334,105	188,905
AMT and charitable contribution carryforward	70,550	66,644	43,936
Valuation allowance for capital losses	(73,437)	(73,437)	—
	6,414,837	5,063,860	4,428,085
Deferred tax liabilities
Deferred loan origination costs	75,417	95,146	108,181
Discount accretion	5,994	6,469	10,746
FHLB Stock dividends	—	2,062	2,062
Depreciation	246,026	277,187	281,712
	327,437	380,864	402,701
Net deferred tax asset	$6,087,400	$4,682,996	$4,025,384

The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2011	2010	2009
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Tax-exempt income	(21.4)	9.8	17.9
State income taxes, net of federal income tax benefit	8.3	5.7	4.3
Nondeductible expense	1.1	(0.9)	2.5
	22.0%	48.6%	58.7%

The Company has recorded a valuation allowance for a capital loss carryforward that may not be realized. The capital loss carryforward will expire in 2015.

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

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $1,406,822, $1,318,739, and $1,333,035 for 2011, 2010, and 2009, respectively.

Lease obligations will require minimum rental payments as follows:

Period	Minimum rentals
2012	$1,247,431
2013	1,276,369
2014	1,269,519
2015	1,234,648
2016	1,061,955
Remaining years	5,285,549
$11,375,471

20. Parent Company Financial Information

The balance sheets as of December 31, 2011 and 2010 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2011, 2010, and 2009, are presented below:

Balance Sheets

	December 31,
	2011	2010
Assets
Cash	$660	$1,000
Interest-bearing deposits in subsidiary	1,201,831	1,403,868
Investment in subsidiary	31,979,918	31,483,013
Investment securities available for sale	146,715	384,611
Other assets	115,106	149,463
	$33,444,230	$33,421,955
Liabilities and Stockholders’ Equity
Liabilities	$800,657	$26,887
Stockholders’ Equity
Preferred stock	9,013,436	8,925,171
Common stock	2,576,388	2,573,088
Additional paid-in capital	15,725,454	15,713,872
Retained earnings	9,886,546	9,888,133
Accumulated other comprehensive loss	(4,558,251)	(3,705,196)
	32,643,573	33,395,068
	$33,444,230	$33,421,955

Statements of Income

	Years ended December 31,
	2011	2010	2009
Income
Dividends from subsidiary	$—	$1,047,126	$1,105,953
Interest and dividends	8,053	28,714	46,533
Security gains (losses)	(169,012)	13,278	(4,634)
	(160,959)	1,089,118	1,147,852
Expenses	248,206	154,731	70,658
Income before income taxes and equity in undistributed net income of subsidiary	(409,165)	934,387	1,077,194
Income tax expense (benefit)	(139,127)	(41,306)	(22,132)
	(270,038)	975,693	1,099,326
Equity in undistributed net income (loss) of subsidiary	816,766	(1,921,329)	(1,579,480)
Net Income (loss)	$546,728	$(945,636)	$(480,154)

Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$546,728	$(945,636)	$(480,154)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity in undistributed net (income) loss of subsidiary	(816,766)	1,921,329	1,579,480
(Gains) losses on disposal of securities	628	(252,663)	300
Deferred Taxes	22,230	(71,298)	(18,007)
Write down of equity securities	168,384	239,385	4,448
Stock issued under 2007 Equity Plan	14,882	23,548	20,637
Decrease (increase) in other assets	33,824	64,410	(94,015)
Increase (decrease) in other liabilities	428,732	(15,040)	(13,869)
Net cash provided by (used in) operating activities	398,642	964,035	998,820
Cash Flows from Investing Activities:
Purchase of Bank stock	(500,000)	—	(9,201,000)
Proceeds from sales of securities available for sale	13,993	1,216,330	—
Net cash (used in) provided by investing activities	(486,007)	1,216,330	(9,201,000)
Cash Flows from Financing Activities:
Dividends paid	(115,012)	(820,079)	(963,671)
Preferred stock issued	—	—	9,180,000
Net cash used in financing activities	(115,012)	(820,079)	8,216,329
Net increase (decrease) in cash	(202,377)	1,360,286	14,149
Cash and cash equivalents at beginning of year	1,404,868	44,582	30,433
Cash and cash equivalents at end of year	$1,202,491	$1,404,868	$44,582
Supplemental Information:
Income taxes paid, net of refunds and cash received from subsidiaries	$(657,858)	$(6,752)	$(362,713)

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

The Company uses the following methods and significant assumptions to estimate fair value for financial assets and financial liabilities:

Securities available for sale:  The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Equity securities are reported at fair value using Level 1 inputs. Debt securities other than TRUP CDOs are reported using Level 2 inputs. TRUP CDOs are reported using Level 3 inputs.

Loans held for sale:  The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted pricing exists, the fair value of residential mortgage loans originated for sale is estimated by discounting future cash flows using current rates for which similar loans would be made to borrowers with similar credit histories.

Impaired loans and foreclosed real estate:  Nonrecurring fair value adjustments to loans and foreclosed real estate reflect full or partial write-downs that are based on the loan’s or real estate’s observable market price or current appraised value of the collateral in accordance with ASC Topic 310-40, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans and foreclosed real estate is not active, loans or foreclosed real estate subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or foreclosed real estate are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or foreclosed real estate subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

The following assets are measured at fair value on a recurring basis as of the respective dates:

	Fair Value Measurements at December 31, 2011 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$25,470,207	$243,653	$24,945,404	$281,150

	Fair Value Measurements at December 31, 2010 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$28,125,809	$390,934	$27,361,333	$373,542

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during years ended December 31, 2011 and 2010.

	Years Ended
	December 31,
	2011	2010
Balance, beginning of period	$373,542	$1,810,070
Total gains (losses) realized and unrealized:
Included in earnings	(581,662)	(1,613,624)
Included in other comprehensive income	489,270	177,096
Transfer to (from) Level 3	-	-
Balance, end of period	$281,150	$373,542

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis during 2011 and 2010 that were still held in the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at year end.

	Carrying value at December 31, 2011:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale	$28,420,897	$—	$28,420,897	$—
Impaired loans	4,512,789	—	4,512,789	—
Foreclosed real estate	4,822,417	—	4,822,417	—

	Carrying value at December 31, 2010:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale	$32,754,383	$ —	$32,754,383	$ —
Impaired loans	8,865,375	—	8,865,375	—
Foreclosed real estate	4,509,551	—	4,509,551	—

During 2011, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis. Approximately $1.8 million of losses related to loans were recognized as charge-offs to the allowance for loan losses and $909,000 of write downs and losses on disposal of foreclosed real estate properties were recognized as other operating expenses. During 2011, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and due from banks

The carrying amount of cash and due from banks is a reasonable estimate of fair value.

Federal funds sold and other interest bearing deposits

The carrying amount of federal funds sold and other interest bearing deposits is a reasonable estimate of fair value.

Investment Securities

The fair values of securities held to maturity and securities available for sale are based upon quoted market prices or dealer quotes. Level 3 of the fair value hierarchy was used to determine fair value of Trust Preferred securities because the market for these securities at December 31, 2011 and 2010 was not active.

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

	December 31, 2011		December 31, 2010

	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Cash and cash equivalents	$15,597,128	$15,597,128	$6,662,853	$6,662,853
Investment securities (total)	28,318,801	28,494,424	32,409,384	32,599,900
Federal Home Loan Bank stock	2,111,300	2,111,300	3,463,000	3,463,000
Loans held for sale	28,420,897	28,466,856	32,754,383	32,852,418
Loans, net	264,190,295	271,476,390	284,747,653	290,910,582
Financial liabilities
Noninterest-bearing deposits	$75,020,489	$75,020,489	$66,253,472	$66,253,472
Interest-bearing deposits	239,972,347	243,699,338	235,376,059	229,643,059
Advances from the Federal Home Loan Bank	11,210,000	11,383,000	48,300,000	48,807,000

22. New Authoritative Accounting Guidance

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income which amended disclosure guidance related to comprehensive income. The amendment requires that all nonowner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the consolidated statement of changes in shareholders' equity was eliminated. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011- 04 amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. This guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a material impact on our consolidated results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310)-A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring which amended accounting and disclosure guidance relating to a creditor's determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

23. Consolidated Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,444,388	$4,592,234	$4,475,940	4,395,843
Interest expense	1,018,868	974,401	949,530	892,382
Net interest income	3,425,520	3,617,833	3,526,410	3,503,461
Provision for loan losses	114,217	1,427,601	495,010	119,798
Net interest income after provision for loan losses	3,311,303	2,190,232	3,031,400	3,383,663
Gain (loss) on security sales and impairment losses	(170,070)	(414,195)	(168,384)	1,974
Other noninterest income	1,787,387	2,321,269	2,423,765	2,150,347
Noninterest expenses	4,703,858	5,289,796	4,504,790	4,649,186
Income (loss) before income taxes	224,762	(1,192,490)	781,991	886,798
Income taxes (benefit)	53,467	(495,132)	277,751	318,247
Net income (loss)	171,295	(697,358)	504,240	568,551
Preferred stock dividends and discounts accretion	137,078	137,079	137,078	137,080
Net income (loss) available to common stockholders	$34,217	$(834,437)	$367,162	431,471
Net income (loss) per share — basic	$0.01	$(0.32)	$0.14	$0.17
Net income (loss) per share — diluted	$0.01	$(0.32)	$0.14	$0.17
Cash dividends per share	$0.00	$0.00	$0.00	$0.00
Market prices: High	$5.02	$4.91	$3.89	$3.33
Low	$4.31	$3.62	$3.06	$2.10

	Year Ended December 31, 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,911,704	$5,027,393	$4,989,117	$4,948,696
Interest expense	1,595,863	1,493,860	1,314,129	1,124,638
Net interest income	3,315,841	3,533,533	3,674,988	3,824,058
Provision for loan losses	134,686	569,577	940,099	2,461,991
Net interest income after provision for loan losses	3,181,155	2,963,956	2,734,889	1,362,067
Gain (loss) on security sales and impairment losses	(753,537)	(133,939)	(193,733)	(335,685)
Other noninterest income	1,695,784	1,828,166	2,339,355	2,393,842
Noninterest expenses	4,417,094	4,357,277	4,697,104	5,450,613
Income (loss) before income taxes	(293,692)	300,906	183,407	(2,030,389)
Income taxes (benefit)	(162,439)	79,665	30,133	(841,491)
Net income (loss)	(131,253)	221,241	153,274	(1,188,898)
Preferred stock dividends and discounts accretion	135,484	135,484	135,484	136,547
Net income (loss) available to common stockholders	$(266,737)	$85,757	$17,790	$(1,325,445)
Net income (loss) per share — basic	$(0.10)	$0.03	$0.01	$(0.52)
Net income (loss) per share — diluted	$(0.10)	$0.03	$0.01	$(0.52)
Cash dividends per share	$0.04	$0.04	$0.04	$0.02
Market prices: High	$8.24	$5.84	$5.61	$5.63
Low	$4.37	$4.90	$4.25	$3.97

	Year Ended December 31, 2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,479,627	$5,440,913	$5,338,083	$5,403,028
Interest expense	2,050,661	2,045,317	2,118,640	1,916,551
Net interest income	3,428,966	3,395,596	3,219,443	3,486,477
Provision for loan losses	165,000	571,000	1,600,000	1,895,339
Net interest income after provision for loan losses	3,263,966	2,824,596	1,619,443	1,591,138
Gain (loss) on security sales and impairment losses	—	9,087	(243,927)	(26,344)
Other noninterest income	1,815,825	2,047,212	1,970,609	2,149,856
Noninterest expenses	4,370,472	4,654,814	4,414,374	4,744,531
Income (loss) before income taxes	709,319	226,081	(1,068,249)	(1,029,881)
Income taxes (benefit)	220,994	29,933	(474,736)	(458,767)
Net income (loss)	488,325	196,148	(593,513)	(571,114)
Preferred stock dividends and discounts accretion	10,236	138,040	135,484	135,484
Net income (loss) available to common stockholders	$478,089	$58,108	$(728,997)	$(706,598)
Net income (loss) per share — basic	$0.19	$0.02	$(0.28)	$(0.28)
Net income (loss) per share — diluted	$0.19	$0.02	$(0.28)	$(0.28)
Cash dividends per share	$0.08	$0.08	$0.04	$0.04
Market prices: High	$7.00	$7.42	$6.49	$6.00
Low	$3.93	$4.30	$4.85	$4.08

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure during 2011.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objective.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting.  In connection with our evaluation, no change was identified in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information appearing under the captions “Election of Directors,” “Corporate Governance – Committees of the Boards of Directors,” “Corporate Governance – Code of Ethics,” “Executive Officers; Significant Employees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2012.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information appearing under the captions “Director Compensation” and ‘‘Executive Compensation’’ in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about the Company’s equity securities that may be issued under all of the Company’s equity compensation plans as of the end of the most recently completed fiscal year:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	69,040	$14.71	481,400
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	69,040	$14.71	481,400

The remaining information required by this Item is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Security Holders” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to the information appearing under the captions “Corporate Governance - Director Independence” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference to the information appearing under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm - Audit Fees and Services” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2012.

Part iv

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements
Carrollton Bancorp and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
None

3.	Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation of Carrollton Bancorp (9)
3.1(ii)	Articles of Amendment of Carrollton Bancorp (9)
3.1(iii)	Articles Supplementary of Carrollton Bancorp (9)
3.2(i)	By-Laws of Carrollton Bancorp (9)
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp (9)
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp (1)
10.1	Executive Retention Agreement dated May 23, 2011 by and between Carrollton Bank and Carrollton Bancorp and Gary M. Jewell (5)+
10.2	Description of Robert A. Altieri employment arrangement+
10.3	Description of Mark A. Semanie employment arrangement+
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore (2)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank (3)
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank (10)
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank (10)
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank (10)
10.22	Amended and Restated Employment agreement with Gary M. Jewell dated June 8, 2010 (4)+
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank (10)

10.25	Employment agreement with Lola B. Stokes (6)+
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp (8)
10.28	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury (1)
10.29	Form Waiver executed by each of Robert A. Altieri, Gary M. Jewell, and Lola B. Stokes (1)
10.30	Lease dated December 30, 2010, by and between 9515 Deereco Road, LLC and Carrollton Mortgage Services, Inc. (11)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(b)
32.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(b)
99.1	Certification of Chief Executive Officer under EESA Section 111(b)(4)
99.2	Certification of Chief Financial Officer under EESA Section 111(b)(4)

+ Management compensatory arrangement

(1)	Incorporated by reference to the Registrant’s Form 8-K filed 2/17/2009 (File No.: 000-23090).

(2)	Incorporated by reference from Registration Statement dated January 12, 1990, on SEC Form S-4 (1933 Act File No.: 33-33027).

(3)	Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, (1934 Act File No.: 0-23090).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed 11/12/2010 (File No.: 000-23090).

(5)	Incorporated by reference to the Registrant’s Form 8-K filed 5/25/2011 (File No.: 000-23090).

(6)	Incorporated by reference to the Registrant’s Form 8-K filed 10/24/2007 (File No.: 000-23090).

(7)	Incorporated by reference to the Registrant’s Form 8-K filed 11/8/2007 (File No.: 000-23090).

(8)	Incorporated by reference to the Registrant’s Form 8-K filed 9/30/2008 (File No.: 000-23090).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008, filed 3/10/2009 (File No.: 000-23090).

(10)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2009, filed March 25, 2010 (File No.: 000-23090).

(11)	Incorporated by reference to the Registrant’s Form 8-K filed 2/7/2011 (File No.: 000-23090).

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP
(Registrant)

March 12, 2012	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 12, 2012	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer
March 12, 2012	By: /s/ Mark A. Semanie Mark A. Semanie (Principal financial and accounting officer) Senior Vice President and Chief Financial Officer

Board of Directors

March 7, 2012	By: /s/ Robert J. Aumiller Robert J. Aumiller Director

March 9, 2012	By: /s/ Steven K. Breeden Steven K. Breeden Director

March 5, 2012	By: /s/ Albert R. Counselman Albert R. Counselman Chairman of the Board

March 8, 2012	By: /s/ Harold I. Hackerman Harold I. Hackerman Director

March 8, 2012	By: /s/ William L. Hermann William L. Hermann Director

March 7, 2012	By: /s/ David P. Hessler David P. Hessler Director

March 12, 2012	By: /s/ Howard S. Klein Howard S. Klein Director

March 5, 2012	By: /s/ Charles E. Moore, Jr. Charles E. Moore, Jr. Director

March 6, 2012	By: /s/ Bonnie L. Phipps Bonnie Phipps Director

March 9, 2012	By: /s/ John Paul Rogers John Paul Rogers Director

March 6, 2012	By: /s/ William C. Rogers, III William C. Rogers, III Director

Exhibit Index

Exhibit Number	Description
3.1(i)	Articles of Incorporation of Carrollton Bancorp (9)
3.1(ii)	Articles of Amendment of Carrollton Bancorp (9)
3.1(iii)	Articles Supplementary of Carrollton Bancorp (9)
3.2(i)	By-Laws of Carrollton Bancorp (9)
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp (9)
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp (1)
10.1	Executive Retention Agreement dated May 23, 2011 by and between Carrollton Bank and Carrollton Bancorp and Gary M. Jewell (5)+
10.2	Description of Robert A. Altieri employment arrangement+
10.3	Description of Mark A. Semanie employment arrangement+
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore (2)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank (3)
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank (10)
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank (10)
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank (10)
10.22	Amended and Restated Employment agreement with Gary M. Jewell dated June 8, 2010 (4)
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank (10)
10.25	Employment agreement with Lola B. Stokes (6)
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp (8)
10.28	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury (1)
10.29	Form Waiver executed by each of Robert A. Altieri, Gary M. Jewell, and Lola B. Stokes (1)
10.30	Lease dated December 30, 2010, by and between 9515 Deereco Road, LLC and Carrollton Mortgage Services, Inc. (11)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm by Exchange Act Rule 13-a-14(a)
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(b)
32.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(b)
99.1	Certification of Chief Executive Officer under EESA Section 111(b)(4)
99.2	Certification of Chief Financial Officer under EESA Section 111(b)(4)

(1)	Incorporated by reference to the Registrant’s Form 8-K filed 2/17/2009 (File No.: 000-23090).

(2)	Incorporated by reference from Registration Statement dated January 12, 1990, on SEC Form S-4 (1933 Act File No.: 33-33027).

(3)	Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, (1934 Act File No.: 0-23090).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed 11/12/2010 (File No.: 000-23090).

(5)	Incorporated by reference to the Registrant’s Form 8-K filed 9/25/2007 (File No.: 000-23090).

(6)	Incorporated by reference to the Registrant’s Form 8-K filed 10/24/2007 (File No.: 000-23090).

(7)	Incorporated by reference to the Registrant’s Form 8-K filed 11/8/2007 (File No.: 000-23090).

(8)	Incorporated by reference to the Registrant’s Form 8-K filed 9/30/2008 (File No.: 000-23090).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008, filed 3/10/2009 (File No.: 000-23090).

(10)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2009, filed March 25, 2010 (File No.: 000-23090).

(11)	Incorporated by reference to the Registrant’s Form 8-K filed 2/7/2011 (File No.: 000-23090).