Form 10-Q
period 2012-03-31
CARROLLTON BANCORP
filed 2012-05-15
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
2,579,388 common shares outstanding at May 14, 2012

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$3,337,446	$2,411,319
Federal funds sold and other interest-bearing deposits	27,420,179	13,185,809
Total cash and equivalents	30,757,625	15,597,128
Federal Home Loan Bank stock, at cost	2,111,300	2,111,300
Investment securities:
Available for sale	24,447,771	25,470,207
Held to maturity (fair value of $2,874,377 and $3,024,217)	2,713,174	2,848,594
Loans held for sale	35,170,486	28,420,897
Loans, less allowance for loan losses of $5,038,876 and $4,858,551	250,973,789	264,190,295
Premises and equipment	6,662,694	6,660,574
Accrued interest receivable	1,162,217	1,215,060
Bank owned life insurance	5,117,396	5,081,539
Deferred income taxes	5,553,605	6,087,400
Foreclosed real estate	4,878,849	4,822,417
Other assets	2,868,036	2,854,806
	$372,416,942	$365,360,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$83,838,349	$75,020,489
Interest-bearing	248,319,747	239,972,347
Total deposits	332,158,096	314,992,836
Advances from the Federal Home Loan Bank	2,210,000	11,210,000
Accrued interest payable	35,201	50,689
Accrued pension plan	3,017,997	3,579,496
Other liabilities	2,276,930	2,883,623
	339,698,224	332,716,644

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized	9,035,503	9,013,436
shares; issued and outstanding 9,201 as of March 31, 2012 and December 31, 2011 (discount of
$165,497 as of March 31, 2012 and $187,564 as of December 31, 2011)
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,576,388	2,576,388	2,576,388
as of March 31, 2012 and December 31, 2011
Additional paid-in capital	15,725,454	15,725,454
Retained earnings	9,497,003	9,886,546
Accumulated other comprehensive income	(4,115,630)	(4,558,251)
	32,718,718	32,643,573
	$372,416,942	$365,360,217

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Interest income:
Loans	$3,859,938	$4,065,366
Investment securities:
Taxable	233,264	293,954
Nontaxable	76,493	76,707
Dividends	7,514	7,261
Federal funds sold and other interest-bearing deposits	9,642	1,100

Total interest income	4,186,851	4,444,388

Interest expense:
Deposits	742,994	806,744
Borrowings	83,722	212,124

Total interest expense	826,716	1,018,868

Net interest income	3,360,135	3,425,520

Provision for loan losses	245,514	114,217

Net interest income after provision for loan losses	3,114,621	3,311,303

Noninterest income:
Electronic banking fees	697,437	608,564
Mortgage-banking fees and gains	1,130,832	775,594
Brokerage commissions	149,222	200,247
Service charges on deposit accounts	98,735	123,736
Other fees and commissions	85,366	79,246
Write down of impaired securities	(819,054)	(167,467)
Security (losses) gains, net	498	(2,603)

Total noninterest income	1,343,036	1,617,317

Noninterest expenses:
Salaries	1,991,600	1,889,913
Employee benefits	528,091	635,484
Occupancy	583,268	597,718
Professional services	364,585	191,925
Furniture and equipment	147,631	147,884
Foreclosed real estate losses, write downs and costs	176,320	74,715
Other operating expenses	1,122,306	1,166,219

Total noninterest expenses	4,913,801	4,703,858

(Loss) Income before income taxes	(456,144)	224,762

Income tax (benefit) expense	(203,680)	53,467

Net (loss) income	(252,464)	171,295
Preferred stock dividends and discount accretion	137,079	137,078
Net (loss) income available to common stockholders	$(389,543)	$34,217

Basic net (loss) income per common share	$(0.15)	$0.01

Diluted net (loss) income per common share	$(0.15)	$0.01

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011 (unaudited)

	Three months Ended
	March 31,
	2012	2011
Net (Loss) Income	$(252,464)	$171,295

Other comprehensive income
Unrealized gain/(loss) on securities available for sale	(87,615)	(208,315)
Reclassification adjustment for net (gains) losses included in net income	818,556	170,070
	730,941	(38,245)
Income Tax relating to items above	(288,320)	15,085
Other comprehensive income	442,621	(23,160)
Total comprehensive income	$190,157	$148,135

See accompanying notes are an integral part of these consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012 and 2011 (unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income
Balance December 31, 2010	$8,925,171	$2,573,088	$15,713,782	$9,888,133	$(3,705,196)
Net income	-	-	-	171,295	-
Changes in unrealized gains (losses) on available for sale securities & paid pension, net of tax	-	-	-	-	(23,160)
Comprehensive income
Accretion of discount associated with U.S. Treasury preferred stock	22,066	-	-	(22,066)	-
Issuance of Common Stock under 2007 Equity Plan	-	-	-	-	-
Preferred stock dividend accrued	-	-	-	-
Preferred stock cash dividend	-	-	-	(115,012)	-
Balance March 31, 2011	$8,947,237	$2,573,088	$15,713,782	$9,922,350	$(3,728,356)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income
Balance December 31, 2011	$9,013,436	$2,576,388	$15,725,454	$9,886,546	$(4,558,251)
Net loss	-	-	-	(252,464)	-
Changes in unrealized gains (losses) on available for sale securities & paid pension, net of tax	-	-	-	-	442,621
Comprehensive income
Accretion of discount associated with U.S. Treasury preferred stock	22,067	-	-	(22,067)	-
Issuance of Common Stock under 2007 Equity Plan	-	-	-	-	-
Preferred stock dividend accrued	-	-	-	(115,012)	-
Preferred stock cash dividend	-	-	-	-	-
Balance March 31, 2012	$9,035,503	$2,576,388	$15,725,454	$9,497,003	$(4,115,630)

See accompanying notes to consolidated financial statements.

 CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(252,464)	$171,295
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	245,514	114,217
Depreciation and amortization	184,536	181,660
Amortization of premiums and discounts	(9,202)	(11,970)
Write down of impaired securities	819,054	167,467
Loss (gain) on sale of securities	(498)	2,603
Loans held for sale made, net of principal sold	(6,749,589)	8,396,712
Loss (gain) on sale of foreclosed real estate	-	29,021
Loss (gain) on disposal of premises and equipment	-	1,101
Decrease (increase) in:
Accrued interest receivable	52,843	70,506
Prepaid income taxes	(667,344)	44,068
Deferred income taxes	245,476	24,253
Cash surrender value of bank owned life insurance	(35,857)	(37,971)
Other assets	639,710	(535,466)
Increase (decrease) in:
Accrued interest payable	(15,488)	(18,486)
Deferred loan origination fees	(56,019)	(25,316)
Accrued Pension Plan	(561,499)	-
Other liabilities	(721,707)	(241,903)
Net cash (used) provided by operating activities	(6,882,534)	8,331,791

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	940,246	1,227,026
Proceeds from maturities of securities held to maturity	135,982	411,950
Proceeds from sale of equity securities	3,216	1,800
Purchase of securities available for sale	-	(1,121,457)
Loans made, net of principal collected	12,885,911	7,985,746
Purchase of premises and equipment	(172,252)	(259,147)
Proceeds from sale of foreclosed real estate	-	224,561
Partial recovery of costs on foreclosed real estate	84,668	-
Proceeds from sale of premises and equipment	-	-
Net cash provided by investing activities	13,877,771	8,470,479
Cash flows from financing activities:
Net increase (decrease) in time deposits	4,832,074	2,835,639
Net increase (decrease) in other deposits	12,333,186	4,173,966
Payments of Federal Home Loan Bank advances	(9,000,000)	(23,350,000)
Dividends paid	-	(115,012)
Net cash provided (used) by financing activities	8,165,260	(16,455,407)
Net increase in cash and cash equivalents	15,160,497	346,863
Cash and cash equivalents at beginning of period	15,597,128	6,662,853
Cash and cash equivalents at end of period	$30,757,625	$7,009,716

Supplemental information:
Interest paid on deposits and borrowings	$842,204	$1,037,354
Income taxes paid	$874,300	$9,399
Transfer of loan to foreclosed real estate	$141,100	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three months ended March 31, 2012 and 2011 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for Carrollton Bancorp (“the Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of the Company’s subsidiary, Carrollton Bank, Carrollton Bank’s wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. (“CMSI”), Carrollton Financial Services, Inc. (“CFS”), Mulberry Street, LLC (“MSLLC”), 13 Beaver Run LLC (“BRLLC”), Mulberry Street A LLC (“MSALLC”) and Carrollton Bank’s 96.4% owned subsidiary, Carrollton Community Development Corporation (“CCDC”) (collectively, the “Bank”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that will be achieved for the entire year.

Management has evaluated all significant events and transactions that occurred after March 31, 2012 through the date these financial statements were issued for potential recognition or disclosure in these financial statements.

Subsequent events

On April 8, 2012, the Company, Jefferson Bancorp, Inc. (“Jefferson”) and Financial Service Partners Fund I, LLC (“FSPF”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), which sets forth the terms and conditions upon which Jefferson will merge with and into the Company (the “Merger”).  The Company will be the surviving entity.  Pursuant to the Merger Agreement, the subsidiary banks of Jefferson and the Company will also merge, with Bay Bank, FSB (the subsidiary bank of Jefferson)  being the surviving entity and a wholly-owned subsidiary of the Company.

In exchange for 100% of the outstanding shares of Jefferson, the stockholders of Jefferson will receive newly issued shares of the Company’s common stock (“Carrollton Common Stock”) representing approximately 85.92% of the total outstanding shares of Carrollton Common Stock as of the closing of the Merger, assuming the current Company stockholders elect to exchange for cash 50%, in the aggregate, of the current outstanding Carrollton Common Stock.  Stockholders of Jefferson will receive 2.2217 shares of Carrollton Common Stock for each share of Jefferson common stock owned at the time of the Merger. Any outstanding options to purchase Jefferson common stock will be converted into options to purchase Carrollton Common Stock at the same exchange ratio described above.

At the effective date of the Merger, stockholders of Carrollton may elect to retain their shares of Carrollton Common Stock or to receive $6.20 in cash per share, subject to proration in the event the aggregate cash elections exceed 50% of the shares of Carrollton Common Stock outstanding as of the closing of the Merger. In no event will cash be paid for more than 50% of the total number of shares of Carrollton Common Stock outstanding as of the closing. Outstanding options to purchase Carrollton Common Stock will remain outstanding.

The completion of the Merger is subject to various closing conditions, including obtaining the approval of the Company’s stockholders and receiving certain regulatory approvals.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

NOTE 2 – NET INCOME PER COMMON SHARE

The calculation of net income per common share is as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic:
Net (loss) income	$(252,464)	$171,295
Net (loss) income available to common stockholders	(389,543)	34,217
Average common shares outstanding	2,576,388	2,573,088
Basic net (loss) income per common share	$(0.15)	$0.01
Diluted:
Net (loss) income	$(252,464)	$171,295
Net (loss) income available to common stockholders	(389,543)	34,317
Average common shares outstanding	2,576,388	2,573,088
Stock option adjustment	-	-
Average common shares outstanding - diluted	2,576,388	2,573,088
Diluted net (loss) income per common share	$(0.15)	$0.01

NOTE 3 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2012
Available for sale
U.S. government agency	$2,038,623	$76,223	$-	$2,114,845
Mortgage‑backed securities	11,309,124	899,631	2,021	12,206,735
State and municipal	7,106,003	469,054	-	7,575,057
Corporate bonds	7,025,818	51,889	4,798,394	2,279,313
	27,479,568	1,496,797	4,800,415	24,175,950
Equity securities	126,587	148,634	3,400	271,821
	$27,606,155	$1,645,431	$4,803,815	$24,447,771
Held to maturity
Mortgage‑backed securities	$1,488,174	$105,833	$-	$1,594,007
State and municipal	1,225,000	55,370	-	1,280,370
	$2,713,174	$161,203	$-	$2,874,377

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
December 31, 2011
Available for sale
U.S. government agency	$2,105,188	$107,468	$-	$2,212,656
Mortgage‑backed securities	12,180,280	974,839	29,195	13,125,924
State and municipal	7,113,029	513,695	-	7,626,724
Corporate bonds	7,793,220	45,791	5,577,761	2,261,250
	29,191,717	1,641,793	5,606,956	25,226,554
Equity securities	167,816	147,370	71,533	243,653
	$29,359,533	$1,789,163	$5,678,489	$25,470,207
Held to maturity
Mortgage‑backed securities	$1,623,594	$110,955	$-	$1,734,549
State and municipal	1,225,000	64,668	-	1,289,668
	$2,848,594	$175,623	$-	$3,024,217

As of March 31, 2012 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage‑backed securities	$368,324	$2,021	$-	$-	$368,324	$2,021
State and municipals	-	-	-	-	-	-
Corporate bonds	-	-	280,293	4,798,394	280,293	4,798,394
Equity securities	-	-	12,100	3,400	12,100	3,400
	$368,324	$2,021	$292,393	$4,801,794	$660,717	$4,803,815

Contractual maturities of debt securities at March 31, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturing	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$-	$-	$-	$-
Over one to five years	4,569,276	4,734,421	-	-
Over five to ten years	3,747,185	4,019,663	1,225,000	1,280,370
Over ten years	7,853,983	3,215,132	-	-
Mortgage‑backed securities	11,309,124	12,206,734	1,488,174	1,594,007
	$27,479,568	$24,175,950	$2,713,174	$2,874,377

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Management and the Investment Committee of the Board of Directors continuously evaluate securities for possible sale due to credit quality. Any sale and reinvestment decisions will be approved by the Investment Committee.  Excluding the trust preferred securities, unrealized losses exist on two available-for-sale securities and total $5,421 at March 31, 2012. One additional equity security was deemed to be impaired and we wrote the investment in this security down $38,510 through earnings during the three months ended March 31, 2012 to the market value as of  March 31, 2012, to properly reflect impairment associated with this security. The fair value of the remaining two securities with unrealized losses is expected to recover as the investments approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe either of these securities is impaired due to reasons of credit quality.  Accordingly, as of March 31, 2012 management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At March 31, 2012 and December 31, 2011, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“PreTSLs”).  The market for these securities at March 31, 2012 and December 31, 2011 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new PreTSLs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2012 and December 31, 2011;

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

The following tables (deferral and default amounts are in thousands) lists the class, credit rating, deferrals, defaults and carrying value of the six trust preferred securities (PreTSL):

March 31, 2012
		Moody	Deferrals		Defaults
PreTSL	Class	Credit Rating	Amount	Percent	Amount	Percent	Amortized Cost	Fair Value
IV	Mezzanine	Ca	6,000	9.02%	12,000	18.05%	$ 182,991	$ 78,162
XVIII	C	Ca	95,140	14.27%	109,000	16.35%	1,617,936	-
XIX	B	C	135,150	20.79%	93,500	13.84%	1,006,667	31,787
XIX	C	Ca	135,150	20.79%	93,500	13.84%	546,696	-
XXII	B-1	Caa2	175,500	13.48%	215,000	16.52%	1,724,399	170,344
XXIV	C-1	Ca	130,500	12.94%	215,800	21.40%	-	-
							$ 5,078,689	$ 280,293

December 31, 2011
		Moody	Deferrals		Defaults
PreTSL	Class	Credit Rating	Amount	Percent	Amount	Percent	Amortized Cost	Fair Value
IV	Mezzanine	Ca	$ 6,000	9.02%	$ 12,000	18.05%	$ 182,991	$ 57,850
XVIII	C	Ca	63,140	9.47%	101,000	15.15%	1,914,659	16,195
XIX	B	C	102,900	15.83%	93,500	13.84%	1,006,347	78,007
XIX	C	Ca	102,900	15.83%	93,500	13.84%	1,030,516	6,501
XXII	B-1	Caa2	186,500	14.32%	215,000	16.52%	1,724,399	122,597
XXIV	C-1	Ca	145,500	14.43%	215,800	21.40%	-	-
							$ 5,858,912	$ 281,150

Based on qualitative considerations such as a down-grade in credit rating, defaults of underlying issuers and an analysis of expected cash flows, we determined in prior periods that three PreTSLs included in corporate bonds were other-than-temporarily impaired (OTTI). Those PreTSLs were written down in the periods in which the impairments were identified. Two of the three securities required additional adjustments and we wrote our investments in these PreTSLs down $780,544 through earnings during the three months ended March 31, 2012 to the present value of expected cash flows at March 31, 2012, to properly reflect credit losses associated with these PreTSLs. The remaining fair value of these three securities was $0 at March 31, 2012. The amortized cost of these three securities as of March 31, 2012 was $2.2 million.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the PreTSLs and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  Cash flows are projected using a forward rate LIBOR curve, as these PreTSLs are variable rate instruments.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities usually resulting from the closure of the issuer by its primary regulator.  Assumptions used in the model include expected future default rates and prepayments.

NOTE 4 – LOANS

Major classifications of loans are as follows:

	March 31,	December 31,
	2012	2011
Commercial loans:
Commercial mortgages - investor	$88,018,723	$95,463,294
Commercial mortgages – owner occupied	34,255,976	36,174,471
Construction and development	15,032,756	13,309,235
Commercial and industrial loans	34,382,994	38,988,466
Total commercial loans	171,690,449	183,935,466
Consumer loans:
Residential mortgages	47,887,289	48,345,794
Home equity lines of credit	35,768,239	36,151,239
Other	592,133	597,811
Total consumer loans	84,247,661	85,094,844
	255,938,110	269,030,310
Deferred costs, net	74,555	18,536
Allowance for loan losses	(5,038,876)	(4,858,551)
Net loans	$250,973,789	$264,190,295

The maturity and rate repricing distribution of the loan portfolio is as follows:

	March 31,	December 31,
	2012	2011
Repricing or maturing within one year	$113,034,146	$124,807,449
Maturing over one to five years	95,061,992	95,940,468
Maturing over five years	47,841,972	48,282,393
	$255,938,110	$269,030,310

Loan balances have been adjusted by the following deferred amounts:

	March 31,	December 31,
	2012	2011
Deferred origination costs and premiums	$730,856	$756,830
Deferred origination fees and unearned discounts	(656,301)	(738,294)
Net deferred costs (fees)	$74,555	$18,536

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

Non-accrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,
	2012	2011
Commercial loans:
Commercial mortgages - investor	$1,112,002	$1,137,226
Commercial mortgages – owner occupied	-	-
Construction and development	-	-
Commercial and industrial loans	1,726,776	1,726,776
Consumer loans:
Residential mortgages	493,145	606,533
Home equity lines of credit	335,308	489,961
Other	-	-
Total	$3,667,231	$3,960,496
Unrecorded interest on nonaccrual loans	$162,870	$141,267
Interest income recognized on nonaccrual loans	$7,897	$162,015

Past due loans, segregated by age and class of loans, as of March 31, 2012 were as follows:

		Loans				Accruing
	Loans	90 or More				Loans 90 or
	30-89 Days	Days	Total Past	Current		More Days
	Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages – investor	$754,396	$1,011,848	$1,766,244	$86,252,479	$88,018,723	$-
Commercial mortgages – owner occupied	164,699	-	164,699	34,091,277	34,255,976	-
Construction and development	-	-	-	15,032,756	15,032,756	-
Commercial and industrial loans	-	1,726,776	1,726,776	32,656,218	34,382,994	-
Consumer loans:
Residential mortgages	2,104,359	493,145	2,597,504	45,289,785	47,887,289	-
Home equity lines of credit	111,991	197,675	309,666	35,458,573	35,768,239	-
Other	-	-	-	592,133	592,133	-
Total	$3,135,445	$3,429,444	$6,564,889	$249,373,221	$255,938,110	$-

Three nonaccrual loans with balances totaling $237,787 are less than 90 days past due as of March 31, 2012. $39,754 of this total is included in “Loans 30 – 89 Days Past Due” and the remainder is current.

Past due loans, segregated by age and class of loans, as of December 31, 2011 were as follows:

		Loans				Accruing
	Loans	90 or More				Loans 90 or
	30-89 Days	Days	Total Past	Current		More Days
	Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages – investor	$-	$1,020,766	$1,020,766	$94,442,528	$95,463,294	$-
Commercial mortgages – owner occupied	-	-	-	36,174,471	36,174,471	-
Construction and development	-	-	-	13,309,235	13,309,235	-
Commercial and industrial loans	-	1,726,776	1,726,776	37,261,690	38,988,466	-
Consumer loans:
Residential mortgages	1,698,602	606,533	2,305,135	46,040,659	48,345,794	-
Home equity lines of credit	203,503	268,809	472,312	35,678,927	36,151,239	-
Other	-	-	-	597,811	597,811	-
Total	$1,902,105	$3,622,884	$5,524,989	$263,505,321	$269,030,310	$-

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

Impaired loans are defined as loans that have been assessed for impairment and have been determined to either need a write down or specific reserve.

Impaired loans as of March 31, 2012, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial loans:
Commercial mortgages – investor	$1,024,036	-	$1,024,036	$1,024,036	$125,535	$1,024,457
Commercial mortgages – owner occupied	2,340,705	-	2,340,705	2,340,705	619,955	2,342,537
Construction and development	1,576,818	-	1,576,818	1,576,818	269,000	1,576,818
Commercial and industrial loans	149,957	-	149,957	149,957	74,957	149,957
Consumer loans:
Residential mortgages	375,647	-	375,647	375,647	122,447	376,110
Home equity lines of credit	383,677	-	383,677	383,677	227,524	381,408
Other	-	-	-	-	-	-
Total	$5,850,840	$-	$5,850,840	$5,850,840	$1,439,418	$5,851,287

At March 31, 2012, the Company had thirteen impaired loans totaling approximately $5.9 million.  Seven impaired loans totaling $2.8 million were not past due on March 31, 2012; $2.5 million of the impaired loans were classified as non-accrual loans. During the quarter ended March 31, 2012, the Company received  interest payments on impaired loans of $591, all of which was applied to reduce principal.

Impaired loans as of December 31, 2011, are set forth in the following table.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial loans:
Commercial mortgages – investor	$1,025,168	$-	$1,025,168	$1,025,168	$135,668	$1,031,792
Commercial mortgages – owner occupied	2,343,293	-	2,343,293	2,343,293	606,543	2,348,107
Construction and development	-	-	-	-	-	-
Commercial and industrial loans	1,726,776	-	1,726,776	1,726,776	329,957	1,730,124
Consumer loans:				-
Residential mortgages	504,138	-	504,138	504,138	119,418	506,529
Home equity lines of credit	284,574	-	284,574	284,574	179,574	285,211
Other	-	-	-	-	-	-
Total	$5,883,949	$-	$5,883,949	$5,883,949	$1,371,160	$5,901,763

At December 31, 2011, the Company had twelve impaired loans totaling approximately $5.9 million.  Seven impaired loans totaling $3.2 million were not past due on December 31, 2011; the remainder of the loans were classified as non-accrual loans. During the year ended December 31, 2011, the Company received total interest payments on impaired loans of $209,204, all of which was applied to reduce principal.

Nonperforming assets and loans past due 90 days or more but accruing interest were as follows:

	March 31,	December 31,
	2012	2011
Nonaccrual loans	$3,667,231	$3,960,496
Restructured loans	9,387,867	8,460,654
Foreclosed real estate	4,878,849	4,822,417
Total nonperforming assets	$17,933,947	$17,243,567

As of March 31, 2012, four restructured notes totaling $679,356 are included in nonaccrual loans. All other restructured notes are paying in accordance with the terms of the agreement and remain on accrual status.

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

Troubled debt restructurings as of March 31, 2012 and December 31, 2011 are set forth in the following table:

	March 31,	December 31,
	2012	2011
Commercial loans:
Commercial mortgages – investor	$2,921,214	$2,950,361
Commercial mortgages – owner occupied	1,786,805	1,786,805
Construction and development	-	-
Commercial and industrial loans	-	-
Consumer loans:
Residential mortgages	4,890,722	4,038,982
Home equity lines of credit	468,482	467,482
Other	-	-
Deferred costs, net	-	-
Total	$10,067,223	$9,243,630

Loans restructured for the three month periods ended March 31, 2012 and March 31, 2011 were as follows:

Period Ended
	03/31/12	03/31/11
Commercial loans:
Commercial mortgages – investor	$-	$-
Commercial mortgages – owner occupied	-	-
Construction and development	-	-
Commercial and industrial loans	-	-
Consumer loans:
Residential mortgages	863,031	186,530
Home equity lines of credit	-	-
Other	-	-
Total	$863,031	$186,530

Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loans reach non-accrual status.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  Certain troubled debt restructurings are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.  As of March 31, 2012, there are 7 restructured loans totaling $1.5 million that are more than 30 days past due. Three of the past due loans totaling $579,202 are classified as non-accrual loans. There is one loan totaling $100,154 that is current but is classified as a non-accrual loan.

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

Risk Rating 2:  Good

Loans with a 2 risk rating are assets of good liquidity and low risk.  They are well-structured, self-liquidating loans to very sound borrowers who exhibit excellent liquidity and debt service ability.  Borrowers possess a strong capital position attributable to a long history of strong and stable earnings, significant unpledged assets, proven access to alternative financing, and a better than average payment history.  They have a well-defined market and the potential for growth within that market.

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

Risk Rating 6:  Special Mention

Loans with a 6 risk rating are classified special mention. A special mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Borrowers may exhibit poor liquidity and leverage positions resulting from generally negative cash flow and/or negative trends in earnings.  LTV ratio substantially exceeds normal standards, and access to alternative financing may be limited to finance companies for business borrowers and may be unavailable for commercial real estate borrowers.

Risk Rating 7:  Substandard

Loans with a 7 risk rating are classified substandard.  A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets does not have to exist in individual assets classified as substandard.

Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate DSC ratio, or marginal liquidity and capitalization.  For commercial real estate loans with a 7 risk rating, the orderly liquidation of the debt is jeopardized due to lack of timely project completion, deficiency of project marketability, inadequate cash flow or collateral support, or failure of the project to meet economic expectations.  Repayment of such loans may depend upon liquidation of collateral, or upon other credit risk mitigating factors.  These loans require more intensive supervision by Bank management.

Risk Rating 8:  Doubtful

Loans with an 8 risk rating are classified doubtful.  An asset classified doubtful has all the weaknesses inherent in one that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the asset, and which are expected to be completed within a relatively short period of time, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.  All assets classified as doubtful require a specific reserve of no less than 50%, are on non-accrual status, and necessitate a plan for liquidation.

Risk Rating 9: Loss

Loans with a 9 risk rating are classified loss.  Assets classified losses are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.  Long term recoveries should not be allowed while the asset remains booked.  Losses should be taken in the period in which they surface as uncollectible.  The bankruptcy of a borrower with an unsecured credit requires that the loss be taken immediately.

The following table presents the balances of classified loans by class of commercial loan as of March 31, 2012 and December 31, 2011. Classified loans include loans in Risk Grades 5, 6 and 7. The Company has no loans with a risk rating of 8 or 9.

	March 31, 2012
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$4,533,662	$-	$3,007,689	$7,541,351
Commercial mortgages – owner occupied	553,901	616,560	1,786,805	2,957,266
Construction and development	3,402,457	-	-	3,402,457
Commercial and industrial loans	1,428,149	1,973,295	1,812,867	5,214,311
Total	$9,918,169	$2,589,855	$6,607,361	$19,115,385

	December 31, 2011
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$5,427,985	$-	$2,904,638	$8,332,623
Commercial mortgages – owner occupied	556,488	620,280	1,786,805	2,963,573
Construction and development	3,402,457	-	-	3,402,457
Commercial and industrial loans	1,397,684	2,223,748	1,814,750	5,436,182
Total	$10,784,614	$2,844,028	$6,506,193	$20,134,835

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

The following table details charge-offs, recoveries and the provision for loan losses for the three month periods ended March 31, 2012 and 2011 and the allocation of the allowance for loan losses by portfolio as of March 31, 2012 and 2011 and December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance				Allowance
	12/31/2011	Charge-offs	Recoveries	Provision	3/31/2012
Commercial loans:
Commercial mortgages – investor	$967,668	$-	$-	$(46,835)	$920,833
Commercial mortgages – owner occupied	772,429	-	4,051	2,793	779,273
Construction and development	1,366,014	-	-	63,386	1,429,400
Commercial and industrial loans	613,792	-	1,000	66,566	681,358
Consumer loans:
Residential mortgages	661,408	35,672	-	83,603	709,339
Home equity lines of credit	455,276	39,135	4,467	80,106	500,714
Other	21,964	-	100	(4,105)	17,959
Total	$4,858,551	$74,807	$9,618	$245,514	$5,038,876

	Allowance				Allowance
	12/31/2010	Charge-offs	Recoveries	Provision	3/31/2011
Commercial loans:
Commercial mortgages – investor	$1,073,448	$-	$-	$12,071	$1,085,519
Commercial mortgages – owner occupied	460,914	-	-	36,871	497,785
Construction and development	1,112,103	-	-	64,470	1,176,573
Commercial and industrial loans	754,770	(1,414)	6,901	28,804	789,061
Consumer loans:					-
Residential mortgages	821,197	(64,200)	-	32,341	789,338
Home equity lines of credit	243,119	-	76,865	(61,456)	258,528
Other	15,685	-	-	1,116	16,801
Total	$4,481,236	$(65,614)	$83,766	$114,217	$4,613,605

Loans with a balance of approximately $109.3 million and $112.6 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of March 31, 2012 and December 31, 2011, respectively.

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

There was no stock based compensation expense recognized during the first three months of 2012 or 2011. As of March 31, 2012, there was no unrecognized stock option expense related to nonvested stock options.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years) or the fair value of common stock on the date of issuance.

NOTE 6 – DEFINED BENEFIT PENSION PLAN

Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004. During the three months ended March 31, 2012 and 2011, the Company recognized net periodic costs for this plan of $60,825 and $34,254, respectively.  The Company contributed $622,324 and $10,000  respectively, to the plan during the first quarters of 2012 and 2011.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of March 31, 2012 the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	March 31,	December 31,	March 31,
	2012	2011	2011
Loan commitments	$15,423,516	$11,861,878	$18,316,911
Unused lines of credit	42,173,966	40,822,933	44,381,406
Letters of credit	624,919	624,919	3,248,106

NOTE 8 – TARP CAPITAL PURCHASE PROGRAM

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

The Company previously notified Treasury that it would not make the quarterly dividend payments on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due after February 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has deferred four quarterly dividend payments since February 15, 2011. As a result, as of March 31, 2012, the Company is $460,050 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.

NOTE 9 – FAIR VALUE

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

The following table represents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	value
March 31, 2012
Available for sale
U.S. government agency	$-	$2,114,846	$-	$2,114,846
Mortgage‑backed securities	-	12,206,734	-	12,206,734
State and municipal	-	7,575,057	-	7,575,057
Corporate bonds	-	1,999,020	280,293	2,279,313
	-	23,895,657	280,293	24,175,950
Equity securities	271,821	-	-	271,821
	$271,821	$23,895,657	$280,293	$24,447,771

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	value
December 31, 2011
Available for sale
U.S. government agency	$-	$2,212,656	$-	$2,212,656
Mortgage‑backed securities	-	13,125,924	-	13,125,924
State and municipal	-	7,626,724	-	7,626,724
Corporate bonds	-	1,980,100	281,150	2,261,250
	-	24,945,404	281,150	25,226,554
Equity securities	243,653	-	-	243,653
	$243,653	$24,945,404	$281,150	$25,470,207

During the first three months of 2012, the Company recognized $819,054 of other-than-temporary impairment charges related to two debt securities and one equity security issued by financial institutions.  The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
Balance, beginning of period	$281,150	$373,542
Total gains (losses) realized and unrealized:
Included in earnings	(780,544)	(167,467)
Included in other comprehensive income	779,687	111,168
Transfer to (from) Level 3	-	-
Balance, end of period	$280,293	$317,243

Certain other assets are measured at fair value on a nonrecurring basis.  Adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first three months of 2012 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	Carrying Value at March 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$35,170,486	$-	$35,170,486	$-
Impaired loans	4,411,422	-	4,411,422	-
Foreclosed real estate	4,878,849	-	4,878,849	-

  During the first three months of 2012, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Losses related to loans of $74,807 were recognized as charge-offs for loan losses. There were no losses on the sale of foreclosed real estate properties; in addition, there were no write-downs on properties that remain in foreclosed real estate. During the first three months of 2012, there were losses of $2,810 related to loans held for sale accounted for at the lower of cost or fair value. These losses occur as a result of interest rate movement prior to the sale of the loans to secondary market investors.

The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2011.

	Carrying Value at December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$28,420,897	$-	$28,420,897	$-
Impaired loans	4,512,789	-	4,512,789	-
Foreclosed real estate	4,822,417	-	4,822,417	-

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2011 Form 10-K.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
Financial assets
Level 2 inputs:
Cash and cash equivalents	$30,757,625	$30,757,625	$15,597,128	$15,597,128
Investment securities held to maturity	2,713,174	2,874,377	2,848,594	3,024,217
Loans held for sale	35,170,486	35,170,486	28,420,897	28,466,856
Accrued interest receivable	1,162,217	1,162,217	1,215,060	1,215,060
Bank owned life insurance	5,117,396	5,117,396	5,081,539	5,081,539
Level 3 inputs:
Federal Home Loan Bank stock	2,111,300	2,111,300	2,111,300	2,111,300
Loans, net	250,973,789	256,257,000	264,190,295	271,476,390
Financial liabilities
Level 2 inputs:
Noninterest‑bearing deposits	$83,838,349	$83,838,349	$75,020,489	$75,020,489
Interest‑bearing deposits	248,319,747	251,126,651	239,972,347	243,699,338
Advances from the Federal Home Loan Bank	2,210,000	2,271,000	11,210,000	11,383,000
Accrued interest payable	35,201	35,201	50,689	50,689

NOTE 10 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In June 2011, FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220)-Presentation of Comprehensive Income" which amended disclosure guidance related to comprehensive income. The amendment requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders' equity was eliminated. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance did not have a material impact on our consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011- 04 amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. This guidance was effective for annual periods beginning after December 15, 2011, and did not have a material impact on our consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans, strategies, objectives and intentions and the anticipated results thereof, the anticipated merger with Jefferson Bancorp and our belief that the merged entity will be larger, better capitalized and better equipped to compete, increased professional service fees while the merger is pending, potential losses from off-balance sheet arrangements, opportunities emerging as the business environment clarifies and improves, improving operating results, increased loan demand in the future, increased asset sales and the implied impact on brokerage commissions during the remainder of the year, the recovery of fair value of available-for sale securities, the allowance for loan losses, anticipated increases in the value of trust preferred securities held in our investment portfolio as the economy improves, liquidity sources and the impact of the outcome of pending legal proceedings,  are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things:

(i) the risk that necessary stockholder and regulatory approvals for the merger will not be obtained; (ii) our businesses may not be integrated into Jefferson Bancorp successfully or such integration may be more difficult, time-consuming or costly than expected; (iii) expected revenue synergies and cost savings from the merger may not be fully realized, or realized within the expected timeframe; (iv) disruption in our and Jefferson Bancorp’s businesses and operations as a result of the announcement and pendency of the merger; (v) revenues following the merger may be lower than expected; (vi) customer and employee relationships and business operations may be disrupted by the merger; (vii) the ability to complete the merger may be more difficult, time-consuming or costly than expected, or the merger may not be completed at all; (viii) unexpected changes or further deterioration in the housing market or in general economic conditions in our market area and Jefferson Bancorp’s market area, or a slowing economic recovery; (ix) unexpected changes in market interest rates or monetary policy; (x) the impact of new governmental regulations that might require changes in our and Jefferson Bancorp’s business model; (xi) changes in laws, regulations, policies and guidelines impacting our ability to collect on outstanding loans or otherwise negatively impacting our and Jefferson Bancorp’s business; (xiii) higher than anticipated loan losses or the insufficiency of the allowance for loan losses; (xiv) changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect us or Jefferson Bancorp specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 20120 (the “Dodd-Frank Act”); and (xv) other risks described in this report, in the Company’s 2011 Form 10-K and in our other filings with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  We undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents that we file from time to time with the SEC.

BUSINESS AND OVERVIEW

 The Company is a bank holding company headquartered in Columbia, Maryland, with one wholly-owned subsidiary, Carrollton Bank.  The Bank has six subsidiaries, CMSI, CFS, and three limited liability companies that are wholly owned, as well as CCDC, which is 96.4% owned.

The Bank is engaged in a general commercial and retail banking business, with ten branch locations. The Bank attracts deposit customers from the general public and uses such funds, together with other borrowed funds, to make loans. Our results of operations are primarily determined by the difference between interest income earned on our interest-earning assets, primarily interest and fee income on loans, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

During 2004, the Bank opened a mortgage subsidiary, Carrollton Mortgage Services, Inc. (“CMSI”). CMSI became inactive in January 2012 and its operations are now conducted as a division of the Bank.  The Bank’s mortgage division is in the business of originating residential mortgage loans to be sold. The mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing. Loans originated by the mortgage division are generally sold into the secondary market but may be considered for retention by the Bank as part of our balance sheet strategy.

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

The three limited liability companies  manage and dispose of real estate acquired through foreclosure.

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

 We reported a net loss of $252,464 for the three months ended March 31, 2012, compared to net income of $171,295 for the comparable period in 2011.  Net loss attributable to common stockholders was $389,543 ($0.15 loss per diluted share) for the three months ended March 31, 2012, compared to net income available to common stockholders of $34,217 ($0.01 per diluted share) for the prior year period.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net (loss) income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s loss on average assets for the three month period ended March 31, 2012 was (0.28)% compared to return on average assets of 0.19% for the three month period ended March 31, 2011. Loss on average equity, the quotient of net (loss) income divided by average equity, measures how effectively the Company invests its capital to produce income.  Loss on average equity for the three month period ended March 31, 2012 was (3.09)% compared to return on average equity of 2.08% for the corresponding period in 2011.

Net interest income decreased $65,385, or 1.91%, for the three month period ended March 31, 2012, compared to the same period in 2011, while our net interest margin held steady at 3.93% for the three months ended both March 31, 2012 and 2011. Net interest margin, a profitability measure, is the dollar difference between interest income from earning assets, including loans and investments, and interest expense paid on deposits and other borrowings, expressed as a percentage of average earning assets. The decline in net interest income in the quarter is a result of the decline in average interest earning assets.

The decline in operating results for the quarter ended March 31, 2012, as compared to the same period in 2011, is primarily a result of a $131,297 increase in the provision for loan losses, as well as a $651,587 increase in impaired securities write downs and a $172,660 increase in professional services expenses.  During the three month period ended March 31, 2012, the Company recorded a provision for loan losses of $245,514 compared to $114,217 during the same period in 2011. Expenses and losses associated with foreclosed real estate were $176,320 for the three month period ended March 31, 2012 as compared to $74,715 for the same period in 2011.

No dividends were declared or paid to common stockholders during the first three months of 2012 or 2011 as we continue the suspension of dividends in recognition of our limited earnings during recent periods.

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

The Bank will continue to serve its customers by utilizing its existing branch network as well as by providing internet based services, remote deposit capture, courier service, and loan production business offices.

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

Note, however, that this is our business strategy as it stands today, and our strategy may change after closing of the merger.

Our effort to improve net interest margin by reducing balance sheet liquidity and high cost funding sources has leveled off with a net interest margin of 3.93% for the three months ended March 31, 2012 and 2011.

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

As we indicated in previous reports, we believed that we would need to raise additional capital to redeem our outstanding preferred stock issued to the Treasury under the TARP Capital Purchase Program and support balance sheet growth. We have remained “well capitalized” for regulatory purposes, which allowed us to carefully assess various capital alternatives and determine which alternative was best for the Company and our stockholders. These considerations ultimately resulted in the execution of a definitive agreement to merge with Jefferson Bancorp, Inc. on April 8, 2012. Under the terms of this agreement, the Company will remain the holding company upon completion of the merger, and the preferred stock issued to Treasury under the TARP Capital Purchase Program will be redeemed This merger will result in a larger and better capitalized institution that we believe will be better equipped to compete in a changing environment.

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

Investment securities decreased $1.2 million, or 4.09%, to $27.2 million at March 31, 2012, from $28.3 million at December 31, 2011. The decrease is primarily the result of principal paydowns on debt securities. Management continues to look for opportunities to use liquidity from maturing investments to reduce our use of high cost certificates of deposit and borrowed funds. Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk.

Loans Held for Sale

Loans held for sale increased by $6.7 million, or 23.75%, from $28.4 million at December 31, 2011, to $35.2 million at March 31, 2012. Generally, loans originated with the intention of being sold to a third party remain on our balance sheet for approximately 45 days, meaning that this figure is impacted by the number of loans originated in such period. In this regard, during March 2012, loans originated with the intention of being sold totaled $27.5 million compared to $23.3 million during December 2011. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Gross loans, excluding loans held for sale, decreased 4.85% to $256.0 million at March 31, 2012 compared to $269.0 million at December 31, 2011, resulting from weak loan demand as businesses continue to limit borrowing to expand their operations during the continued sluggish and uncertain economy.

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

At March 31, 2012, we had 13 impaired loans totaling approximately $5.9 million, seven of which have been classified as nonaccrual.  The valuation allowance for impaired loans was $1.4 million as of March 31, 2012.

The following table provides information concerning non-performing assets and past due loans at the dates indicated:

	March 31,	December 31,	March 31,
	2012	2011	2011

Nonaccrual loans	$3,667,231	$3,960,496	$10,691,682
Restructured loans	9,387,867	8,460,654	8,337,368
Foreclosed real estate	4,878,849	4,822,417	4,255,969
Total non-performing assets	$17,933,947	$17,243,567	$23,285,019

Accruing loans past-due 90 days or more	$-	$-	$-

Four restructured notes totaling $679,356 are more than 90 days past due and are included in nonaccrual loans. All other restructured notes are paying in accordance with the terms of the agreement, and remain on accrual status.

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

The allowance for loan losses was $5.0 million at March 31, 2012, which was 1.97% of loans compared to $4.9 million at December 31, 2011, which was 1.81% of loans.  During the first three months of 2012, we experienced net chargeoffs of $65,189 compared to net recoveries of $18,152 during the same period of 2011.  The annualized ratio of net loan losses to average loans outstanding was 0.09% for the three months ended March 31, 2012 compared to the net loan loss ratio of (0.02)% for the first three months of 2011. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans, excluding loans held for sale, and foreclosed real estate increased to 6.87% at March 31, 2012, compared to 6.30% at December 31, 2011. The increase in the allowance for loan losses was necessary to recognize the increase in historical loss rates used to calculate the allowance as well as the completion of new appraisals that indicated that collateral values have continued to decline during 2012. These declines result from the extended economic stagnation and the limited market activity in commercial and residential real estate.

The following table shows the activity in the allowance for loan losses:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2012	2011	2011

Allowance for loan losses - beginning of period	$4,858,551	$4,481,236	$4,481,236
Provision for loan losses	245,514	114,217	2,156,626
Charge-offs	(74,807)	(65,614)	(1,892,084)
Recoveries	9,618	83,766	112,773
Allowance for loan losses - end of period	$5,038,876	$4,613,605	$4,858,551

Funding Sources

Deposits

Total deposits increased by $17.2 million, or 5.5%, to $332.2 million as of March 31, 2012, from $315.0 million as of December 31, 2011.  Our successful efforts to attract additional deposits, particularly from the small and mid-sized business segments, are evidenced by growth in demand deposits which increased by $8.8 million, or 11.8%, to $83.8 million as of March 31, 2012 compared to $75.0 million at December 31, 2011. Interest-bearing accounts, excluding certificate of deposit accounts, increased by $3.5 million to $110.8 million at March 31, 2012, compared to $107.2 million at December 31, 2011. Certificate of deposit accounts increased by 3.6% from $132.7 million at December 31, 2011 to $137.5 million at March 31, 2012.

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to Federal Deposit Insurance Corporation (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At March 31, 2012, we had $25.0 million in CDARS through the reciprocal deposit program compared to $18.2 million at December 31, 2011. We did not have any non-reciprocal deposits in the CDARS program as of March 31, 2012, or as of December 31, 2011.

Borrowings

Total borrowings decreased $9.0 million, or 80.3%, to $2.2 million at March 31, 2012 compared to $11.2 million at the end of 2011. The decrease in borrowings is a result of repaying Federal Home Loan Bank (“FHLB”) advances.  We were able to reduce these borrowings as a result of the increase in total deposits of $17.2 million during the period, which resulted in our requiring fewer borrowings as of March 31, 2012.

All borrowings at March 31, 2012 and December 31, 2011 consisted of advances from the FHLB. As of March 31, 2012, outstanding advances included two fixed rate credit loans totaling $2.2 million with maturities of greater than 30 days. The latest maturity date is June 2013. These advances carry interest rates ranging from 3.26% to 4.33%.  At December 31, 2011, outstanding advances included four fixed rate credit loans totaling $11.2 million with the latest maturity date of June 2013.

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

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to be maintained at a higher level based on its regulator’s assessment of its risk profile. As of March 31, 2012 and December 31, 2011, the Company is considered well capitalized.  The Bank also exceeded the FDIC required minimum capital levels to be considered well capitalized at those dates.  Management knows of no conditions or events that would change this classification.

The following table summarizes the Company’s capital ratios:

			Minimum
	March 31,	December 31,	Regulatory	To Be
	2012	2011	Requirements	Well Capitalized
Risk-based capital ratios:
Tier 1 capital	11.17%	10.59%	4.00%	6.00%
Total capital	12.45%	11.87%	8.00%	10.00%
Tier 1 leverage ratio	9.65%	9.75%	4.00%	5.00%

Total stockholders’ equity increased 0.2%, or $75,145, during the three months ended March 31, 2012 compared to December 31, 2011, increasing to $32.7 million at March 31, 2012. The increase was due to a reduction in the unrealized loss on available for sale securities, net of tax, of $442,621, offset by our net loss of $252,464 and dividends accrued on preferred stock of $115,012.

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

Net interest income decreased by $65,385, or 1.9%, for the three months ended March 31, 2012. Net interest margin, which represents the annualized percentage of net interest income as compared to average interest earning assets, remained flat at 3.93% for the three month periods ended both March 31, 2012 and 2011.

Total interest income decreased $257,537, or 5.8%, for the three month period ended March 31, 2012 compared to the same period in 2011. Interest and fee income on loans decreased $205,428, or 5.1%, for the three month period ended March 31, 2012 compared to the same period in 2011. The decrease for the three month period is a result of a decline in average loans outstanding from $307.7 million for the 2011 quarter to $286.9 million for the same period in 2012. The decrease in average balances is a result of management’s decision to manage capital ratios through the careful reduction of assets.

 Interest income from investment securities, overnight investments, and interest-bearing deposits was $326,913 for the three month period ended March 31, 2012, compared to $379,022 for the same period in 2011.  The average investment portfolio decreased 13.9%, or $5.1 million, for the three month period ended March 31, 2012 as compared to the same period in 2011. The overall yield on investments decreased from 4.08% for the three month period ended March 31, 2011 to 3.93% for the comparable period in 2012.  The decline in the investment portfolio resulted from management’s decision to shrink the balance sheet by using cash flow from investments to reduce high-cost borrowings. The decrease in yields resulted from maturities and calls of securities that carried higher yields than the securities remaining in our portfolio. The yield on Federal funds sold and other interest-bearing deposits increased to 0.17% for the first three months of 2012 compared to 0.09% for the same period in 2011.  The increase in the yield on Federal funds sold and other interest-bearing deposits is primarily related to the increase in excess reserves held with the Federal Reserve, which paid a higher rate than other correspondent banks during both periods.

Interest expense decreased $192,152, or 18.9%, for the three month period ended March 31, 2012 compared to the same period in 2011.  The primary reasons for the decrease are a reduction in the cost of interest-bearing liabilities and a reduction in the overall level of interest bearing liabilities. The cost of interest-bearing liabilities decreased to 1.31% for the three month period ended March 31, 2012 compared to 1.53% for the same period in 2011.  The decrease in the cost of interest-bearing liabilities was primarily related to management’s continuing focus on reducing high-cost certificates of deposit and borrowings. The cost of average interest-bearing deposits for the three month period ended March 31, 2012 declined to 1.22% from 1.37% for the comparable period in 2011. Also contributing to the decrease in interest expense during the 2012 period was a decrease in average borrowed funds to $9.7 million for the three months ended March 31, 2012, from $29.8 million for the same period in 2011.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	23,026,677	9,642	0.17%	5,137,155	1,100	0.09%
Federal Home Loan Bank stock	2,111,300	7,508	1.43%	3,463,000	7,027	0.82%
Investment securities:
U.S. government agency	2,073,179	22,637	4.39%	1,907,566	24,642	5.24%
State and municipal	8,335,616	76,639	3.70%	8,362,740	76,846	3.73%
Mortgage backed securities	13,384,927	185,545	5.58%	17,968,664	245,997	5.55%
Corporate bonds	7,460,945	24,935	1.34%	8,042,196	23,176	1.17%
Other	486,011	7	0.01%	582,992	234	0.16%
	31,740,678	309,763	3.93%	36,864,158	370,895	4.08%
Loans:
Commercial and industrial	36,537,322	480,526	5.29%	37,704,638	458,014	4.93%
Residential mortgage (a)	108,294,486	1,276,153	4.74%	113,476,327	1,386,310	4.95%
Commercial mortgage and construction	141,476,567	2,086,922	5.93%	155,854,015	2,205,595	5.74%
Installment	618,076	16,337	10.63%	615,347	15,447	10.18%
	286,926,451	3,859,938	5.41%	307,650,327	4,065,366	5.36%
Total interest earning assets	343,805,106	4,186,851	4.90%	353,114,640	4,444,388	5.10%
Noninterest bearing cash	3,216,351			3,058,825
Premises and equipment	6,644,915			7,062,415
Other assets	19,657,547			19,354,995
Allowance for loan losses	(4,915,219)			(4,559,041)
Unrealized gains (losses) on available for sale securities, net	(3,851,355)			(4,687,116)
	364,557,345			373,344,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Savings and NOW	58,049,528	25,292	0.18%	53,963,643	33,346	0.25%
Money market	48,545,580	59,550	0.49%	43,448,581	71,965	0.67%
Certificates of deposit	137,748,322	658,152	1.92%	142,040,143	701,433	2.00%
	244,343,430	742,994	1.22%	239,452,367	806,744	1.37%
Borrowed funds	9,748,060	83,722	3.45%	29,752,666	212,124	2.89%
Total interest bearing liabilities	254,091,490	826,716	1.31%	269,205,033	1,018,868	1.53%
Noninterest bearing deposits	72,612,251			68,270,623
Other liabilities	5,465,027			2,512,514
Stockholders' equity	32,388,577			33,356,548
Total liabilities and stockholders' equity	364,557,345			373,344,718
Net interest margin (b)	343,805,106	3,360,135	3.93%	353,114,640	3,425,520	3.93%

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

We recorded a provision for loan losses of $245,514 for the three month period ended March 31, 2012 compared to $114,217 for the same period in 2011.  Nonaccrual loans, foreclosed real estate and delinquent loans over 90 days still accruing interest to total loans, excluding loans held for sale, and foreclosed real estate increased to 3.28% at March 31, 2012 from 3.21% at December 31, 2011. The increase in the provision for the three month period is a result of an increase in historical loss rates used to calculate the allowance and loans with new appraisals in the 2012 period showing a decline in the value of collateral securing certain loans.

Noninterest Income

Noninterest income for the three months ended March 31, 2012 was $1.3 million compared to $1.6 million for the same period in 2011, representing a decrease of $274,281, or 17.0% for the period. The decrease for the three month period is almost entirely a result of a $651,587, or 389.1%, increase in write downs on impaired securities. The write downs related to two PreTSLs and one equity security. These write downs were partially offset by an $88,873, or 14.6%, increase in electronic banking revenue and a $355,238, or 45.8%, increase in mortgage banking income. Also contributing to the overall decrease were declines in service charge income on deposit accounts and a decline in brokerage commissions during the three months ended March 31, 2012 compared to the same period in 2011.

The higher electronic banking fee income during the 2012 period is a result of an increased point of sale (“POS”) client base which generates a larger volume of fee-based transactions.  Electronic banking income is comprised of three sources: national POS sponsorships, ATM fees, and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 90% of total electronic banking revenue. Fees from ATMs represent approximately 3% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 7% of electronic banking revenue. Mortgage banking revenue, net of commissions paid to mortgage lenders, was $1.1 million for the three months ended March 31, 2012 as compared to $775,594 for the same period in 2011.   Origination volume increased by $18.1 million, or 32.3%, for the three month period ended March 31, 2012 as compared to same period in 2011.  The ability to grow revenue levels at a faster pace than volume growth for the three month period is a result of a change in the commission structure of loan officers under which loan officers are now paid based on volume instead of pricing. This change was phased in during the second quarter of 2011 and resulted in lower commissions than would have been paid under the prior structure.

With interest rates at historic lows and concern about future rising rates, consumer demand for mortgage loans has increased in the first three months of 2012 as compared to the same period in 2011. When the economy strengthens, we would anticipate increased consumer demand for financing of owner-occupied, residential properties.

Brokerage commissions from services provided by CFS decreased by $51,025, or 25.5%, for the three month period ended March 31, 2012, compared to the same period in 2011.  The uncertainty in the equity markets caused a slowdown in sales that has carried over from late 2011. There is a tremendous amount of liquidity in most asset classes which could translate into increased sales as the year progresses.

Services charges on deposit accounts decreased by 20.2% to $98,735 for the first quarter of 2012 compared to $123,736 during the same period in 2011. A decline in overdraft fee income during 2012 compared to 2011 was the primary reason for the overall decrease in service charges on deposit accounts income.

Other fees and commissions were $85,366 for the three month period ended March 31, 2012 compared to $79,246 for the same period in 2011. These fees have increased as a result of increased wire transfer fees and other miscellaneous fees.

We incurred a loss on securities write downs of $819,054 for the three period ended March 31, 2012, compared to a loss of $167,467 for the same period in 2011. The write down in the three months ended March 31, 2012 was related to the write-down of two PreTSLs and one equity holding in a bank stock. The equity holding was deemed impaired as a result of the issuer’s ongoing asset quality issues and declines in its capital strength. The PreTSLs have been written down through the income statement as the quarterly impairment analysis dictates. Impairments on trust preferred securities result from the deferral of dividends by financial institutions or complete failure of the institutions that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Noninterest Expense

Noninterest expenses increased $209,943, or 4.5%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase for the three month period is primarily a result of increases in salaries, professional fees and costs associated with foreclosed real estate. These increases were partially offset by reductions in employee benefits, occupancy costs and other operating expenses.

Salaries increased by $101,687, or 5.4%, as a result of additional mortgage volume related compensation paid to mortgage production managers and mortgage operations staff. The new mortgage compensation program implemented in the second quarter of 2011 pays based upon volume instead of profitability and pricing. This change was mandated by rules related to the Dodd-Frank Act.

Employee benefits decreased $107,393, or 16.9%, to $528,091 during the first quarter of 2012 compared to $635,484 during the first quarter of 2011. The decrease was a result of elimination of certain employee benefits at the end of the second quarter of 2011.

 Occupancy expense decreased by $14,450 to $583,268 for the three months ended March 31, 2012, compared to $597,718 for the same three month period in 2011. The decrease was associated with lower utility costs resulting from a mild winter in 2012.

Professional services were $364,585 for the three month period ended March 31, 2012 compared to $191,925 for the same period in 2011, an increase of $172,660, or 90.0%, for the quarter. The increase is a result of legal fees and investment banker fees paid in conjunction with the merger announced on April 8, 2012. It is expected that these fees will remain elevated as the Company works toward stockholder and regulatory approval of the transaction which is projected to be completed in the third quarter of 2012.

Furniture and equipment expense decreased marginally by $253, or 0.2%, for the three month period ended March 31, 2012.

Foreclosed real estate losses, write downs and costs increased by $101,605 for the three month period ended March 31, 2012 as compared to the same period in 2011. The increase for the three month period is a result of increased costs to maintain properties and to market them for sale.

Other operating expenses decreased $43,913, or 3.8%, for the three months ended March 31, 2012 as compared to the same periods in 2011. The quarterly decrease was due to a decrease in FDIC assessments of $64,864 partially offset by increases in various other items.

Income Taxes

For the three months ended March 31, 2012, we recorded an income tax benefit of $203,680 compared to an income tax expense of $53,467 for the three months ended March 31, 2011. The effective tax rates, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses, were (44.7)% for the 2012 period as compared to 23.8% for the 2011 period.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base and equity capital. Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $90.4 million, or 24.3% of total assets, at March 31, 2012.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $57.6 million at March 31, 2012.  Of this total, management places a high probability of required funding within one year of approximately $15.4 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

We also have external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which we can draw upon when required. We have a line of credit totaling approximately $49.0 million with the FHLB based on qualifying loans pledged as collateral.  In addition, we can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. We had $9.8 million of securities pledged at the FHLB under which the Bank could have borrowed approximately $9.5 million. Also, the Bank has $2.3 million of securities pledged at FRB under which it could have borrowed approximately $2.2 million.  Outstanding borrowings at the FHLB were $2.2 million at March 31, 2012. Fixed rate borrowings from FHLB include $340,000 maturing in 2012 and $1.9 million maturing during 2013. The interest rates on these borrowings range from 3.26% to 4.33%. Additionally, we have an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require the Bank to transfer securities pledged at the FHLB or FRB to this institution before it could borrow against this line. There was no balance outstanding under these lines at March 31, 2012. These lines bear interest at the current federal funds rate of the correspondent bank.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2012, we are in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first three months of 2012 or 2011.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of March 31, 2012.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors from those disclosed in our 2011 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	May 14, 2012	/s/Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	May 14, 2012	/s/Mark A. Semanie

Mark A. Semanie
Chief Financial Officer