Form 10-Q
period 2012-06-30
CARROLLTON BANCORP
filed 2012-08-14
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

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
(410) 312-5400
(Registrant's telephone number, including area code)
 (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                             Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                                                Yes ☒                                    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                                         Accelerated filer ☐

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                                    Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,579,388 common shares outstanding at August 13, 2012

CARROLLTON BANCORP

PART I
ITEM 1.    FINANCIAL STATEMENTS
CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$ 2,360,235	$ 2,411,319
Federal funds sold and other interest-bearing deposits	16,928,476	13,185,809
Total cash and equivalents	19,288,711	15,597,128
Federal Home Loan Bank stock, at cost	973,200	2,111,300
Investment securities:
Available for sale	23,038,520	25,470,207
Held to maturity (fair value of $2,738,172 and $3,024,217)	2,593,205	2,848,594
Loans held for sale	38,349,944	28,420,897
Loans, less allowance for loan losses of $4,721,112 and $4,858,551	249,725,695	264,190,295
Premises and equipment	6,771,600	6,660,574
Accrued interest receivable	1,120,641	1,215,060
Bank owned life insurance	5,152,210	5,081,539
Deferred income taxes	5,535,740	6,087,400
Foreclosed real estate	4,455,584	4,822,417
Other assets	2,635,849	2,854,806
	$ 359,640,899	$ 365,360,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 82,754,040	$ 75,020,489
Interest-bearing	236,616,426	239,972,347
Total deposits	319,370,466	314,992,836
Advances from the Federal Home Loan Bank	2,040,000	11,210,000
Accrued interest payable	37,764	50,689
Accrued pension plan	2,993,825	3,579,496
Other liabilities	2,716,167	2,883,623
	327,158,222	332,716,644

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized shares; issued and outstanding 9,201 as of June 30, 2012 and December 31, 2011 (discount of $143,431 as of June 30, 2012 and $187,564 as of December 31, 2011)	9,057,569	9,013,436
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,579,388 as of June 30, 2012 and 2,576,388 as of December 31, 2011	2,579,388	2,576,388
Additional paid-in capital	15,738,804	15,725,454
Retained earnings	9,195,120	9,886,546
Accumulated other comprehensive income	(4,088,204)	(4,558,251)
	32,482,677	32,643,573
	$ 359,640,899	$ 365,360,217

See accompanying notes to consolidated financial statement

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended June 30,	Six Months Ended June 30,
2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$ 3,721,276	$ 4,228,686	$ 7,581,214	$ 8,294,052
Investment securities:
Taxable	218,758	278,270	452,021	572,224
Nontaxable	74,325	77,013	150,818	153,720
Dividends	7,933	7,129	15,448	14,390
Federal funds sold and other interest-bearing deposits	16,677	1,136	26,319	2,236

Total interest income	4,038,969	4,592,234	8,225,820	9,036,622

Interest expense:
Deposits	741,698	816,793	1,485,271	1,623,537
Borrowings	24,111	157,608	107,254	369,732

Total interest expense	765,809	974,401	1,592,525	1,993,269

Net interest income	3,273,160	3,617,833	6,633,295	7,043,353

Provision for loan losses	435,161	1,427,601	680,674	1,541,818

Net interest income after provision for loan losses	2,837,999	2,190,232	5,952,621	5,501,535

Noninterest income:
Electronic banking fees	804,380	688,788	1,501,817	1,297,352
Mortgage-banking fees and gains	1,428,897	1,131,527	2,559,729	1,907,121
Brokerage commissions	174,450	286,858	323,672	487,105
Service charges on deposit accounts	85,620	127,198	184,355	250,934
Other fees and commissions	95,050	86,898	180,416	166,144
Write down of impaired securities	0	(414,195)	(819,054)	(581,662)
Security (losses) gains, net	15	0	512	(2,603)

Total noninterest income	2,588,412	1,907,074	3,931,447	3,524,391

Noninterest expenses:
Salaries	1,998,109	1,956,927	3,989,709	3,846,840
Employee benefits	410,462	480,963	938,554	1,116,447
Occupancy	552,346	599,512	1,135,614	1,197,230
Professional services	485,777	180,736	850,361	372,661
Furniture and equipment	158,412	151,814	306,043	299,698
Foreclosed real estate losses, write downs and costs	929,244	821,129	1,105,565	895,844
Other operating expenses	1,181,587	1,098,715	2,303,892	2,264,934

Total noninterest expenses	5,715,937	5,289,796	10,629,738	9,993,654

(Loss) Income before income taxes	(289,526)	(1,192,490)	(745,670)	(967,728)

Income tax (benefit) expense	(124,722)	(495,132)	(328,402)	(441,665)

Net (loss) income	(164,804)	(697,358)	(417,268)	(526,063)
Preferred stock dividends and discount accretion	137,079	137,079	274,158	274,157
Net (loss) income available to common stockholders	$ (301,883)	$ (834,437)	$ (691,426)	$ (800,220)

Basic net (loss) income per common share	$ (0.12)	$ (0.32)	$ (0.27)	$ (0.31)

Diluted net (loss) income per common share	$ (0.12)	$ (0.32)	$ (0.27)	$ (0.31)

See accompanying notes to consolidated financial statements
CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

Three months Ended		Six months Ended
June 30,		June 30,
2012	2011	2012	2011
Net (Loss) Income	$ (164,804)	$ (697,358)	$ (417,268)	$ (526,063)

Available for sale securities with impairment write downs:
Write down of impaired securities available for sale	-	414,195	819,054	581,662
Loss (Gain) on sale of impaired securities available for sale	-	-	(497)	-
Increase (Reduction) in unrealized loss on impaired securities	7,404	$ (1,384,793)	(817,943)	(1,487,679)
Unrealized gains on investments in impaired securities	7,404	(970,598)	614	(906,016)
Income Tax relating to items above	(2,920)	382,854	(242)	357,378
Net Unrealized gains on investments in impaired securities	4,484	(587,744)	372	(548,638)

Available for sale securities - all other:
Unrealized gain/(loss) on securities available for sale	45,305	58,606	(42,310)	(149,709)
(Increase) Reduction in unrealized loss on impaired securities	(7,404)	1,384,793	817,943	1,487,679
Loss (Gain) on sale of securities available for sale	(15)	-	(15)	2,603
Unrealized gains on investments - all other	37,886	1,443,399	775,618	1,340,573
Income Tax relating to items above	(14,944)	(569,349)	(305,943)	(528,789)
Net Unrealized gains on investments - all other	22,942	874,050	469,675	811,784

Total comprehensive income (loss)	$ (137,378)	$ (411,052)	$ 52,779	$ (262,917)

     See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2012 and 2011 (unaudited)

Accumulated
		Additional		Other
Preferred	Common	Paid-in	Retained	Comprehensive
Stock	Stock	Capital	Earnings	Income
Balance December 31, 2011	$ 9,013,436	$ 2,576,388	$ 15,725,454	$ 9,886,546	$ (4,558,251)
Net loss	-	-	-	(417,268)	-
Changes in unrealized gains (losses) on available for sale securities & paid pension, net of tax	-	-	-	-	470,047
Accretion of discount associated with U.S. Treasury preferred stock	44,133	-	-	(44,133)	-
Issuance of Common Stock under 2007 Equity Plan	-	3,000	13,350	-	-
Preferred stock dividend accrued	-	-	-	(230,025)	-
Preferred stock dividend paid	-	-	-	-	-
Balance June 30, 2012	$ 9,057,569	$ 2,579,388	$ 15,738,804	$ 9,195,120	$ (4,088,204)

Accumulated
		Additional		Other
Preferred	Common	Paid-in	Retained	Comprehensive
Stock	Stock	Capital	Earnings	Income
Balance December 31, 2010	$ 8,925,171	$ 2,573,088	$ 15,713,872	$ 9,888,133	$ (3,705,196)
Net income	-	-	-	(526,063)	-
Changes in unrealized gains (losses) on available for sale securities & paid pension, net of tax	-	-	-	-	263,146
Accretion of discount associated with U.S. Treasury preferred stock	44,132	-	-	(44,132)	-
Issuance of Common Stock under 2007 Equity Plan	-	3,300	11,582	-	-
Preferred stock dividend accrued	-	-	-	(115,013)	-
Preferred stock dividend paid	-	-	-	(115,012)	-
Balance June 30, 2011	$ 8,969,303	$ 2,576,388	$ 15,725,454	$ 9,087,913	$ (3,442,050)

See accompanying notes to consolidated financial statements.

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011

Six Months Ended June 30,
2012	2011
(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(417,268)	$(526,063)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	680,674	1,541,818
Depreciation and amortization	367,191	366,963
Amortization of premiums and discounts	(17,642)	(24,029)
Write down of impaired securities	819,054	581,662
Loss (gain) on sale of securities	(512)	2,603
Loans held for sale made, net of principal sold	(9,929,047)	(3,694,287)
Loss (gain) on sale of foreclosed real estate	9,555	29,022
Write down of foreclosed real estate	685,166	634,473
Loss (gain) on disposal of premises and equipment	619	1,101
2007 Equity Plan stock issued	16,350	14,882
Decrease (increase) in:
Accrued interest receivable	94,419	54,646
Prepaid income taxes	(793,588)	742,146
Deferred income taxes	245,476	58,791
Cash surrender value of bank owned life insurance	(70,671)	(75,132)
Other assets	984,830	(408,321)
Increase (decrease) in:
Accrued interest payable	(12,925)	(54,140)
Deferred loan origination fees	(53,813)	(40,037)
Accrued income taxes	(590,952)	-
Accrued Pension Plan	(585,671)	-
Other liabilities	193,471	33,613
Net cash (used) provided by operating activities	(8,375,284)	(760,289)

Cash flows from investing activities:
Redemption of Federal Home Loan Bank stock	1,138,100	493,300
Proceeds from maturities of securities available for sale	2,402,779	2,257,774
Proceeds from maturities of securities held to maturity	256,413	1,165,318
Proceeds from sale of equity securities	3,216	1,800
Purchase of securities available for sale	-	(1,121,457)
Loans made, net of principal collected	13,252,239	9,599,017
Purchase of premises and equipment	(451,121)	(335,966)
Proceeds from sale of foreclosed real estate	257,611	430,033
Net cash provided by investing activities	16,859,237	12,489,819
Cash flows from financing activities:
Net increase (decrease) in time deposits	(6,066,626)	810,154
Net increase (decrease) in other deposits	10,444,256	4,467,366
Payments of Federal Home Loan Bank advances	(9,170,000)	(15,020,000)
Net decrease in other borrowed funds	-	-
Dividends paid	-	(115,012)
Net cash provided (used) by financing activities	(4,792,370)	(9,857,492)
Net increase in cash and cash equivalents	3,691,583	1,872,038
Cash and cash equivalents at beginning of period	15,597,128	6,662,853
Cash and cash equivalents at end of period	$19,288,711	$8,534,891

Supplemental information:
Interest paid on deposits and borrowings	$1,605,450	$2,047,409
Income taxes paid (refunded)	$816,221	$(593,764)
Transfer of loan to foreclosed real estate	$585,500	$1,882,500

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six months ended June 30, 2012 and 2011 is unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements for Carrollton Bancorp (the 'Company') have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company's 2011 Annual Report on Form 10-K ('2011 Form 10-K') filed with the Securities and Exchange Commission ('SEC').
The consolidated financial statements include the accounts of the Company's subsidiary, Carrollton Bank, Carrollton Bank's wholly-owned subsidiaries, Carrollton Mortgage Services, Inc. ('CMSI'), Carrollton Financial Services, Inc. ('CFS'), Mulberry Street, LLC ('MSLLC'), 13 Beaver Run LLC ('BRLLC'), Mulberry Street A LLC ('MSALLC') and Carrollton Bank's 96.4% owned subsidiary, Carrollton Community Development Corporation ('CCDC') (collectively, the 'Bank').  All significant intercompany balances and transactions have been eliminated.
The consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that will be achieved for the entire year.
Management has evaluated all significant events and transactions that occurred after June 30, 2012 through the date these financial statements were issued for potential recognition or disclosure in these financial statements.
Proposed Merger
On April 8, 2012, the Company, Jefferson Bancorp, Inc. ('Jefferson') and Financial Service Partners Fund I, LLC ('FSPF') entered into an Agreement and Plan of Merger (the 'Merger Agreement'), which sets forth the terms and conditions upon which Jefferson will merge with and into the Company (the 'Merger').  The Company will be the surviving entity.  Pursuant to the Merger Agreement, the subsidiary banks of Jefferson and the Company will also merge, with Bay Bank, FSB (the subsidiary bank of Jefferson)  being the surviving entity and a wholly-owned subsidiary of the Company.
In exchange for 100% of the outstanding shares of Jefferson, the stockholders of Jefferson will receive newly issued shares of the Company's common stock ('Carrollton Common Stock') representing approximately 85.92% of the total outstanding shares of Carrollton Common Stock as of the closing of the Merger, assuming the current Company stockholders elect to exchange for cash 50%, in the aggregate, of the current outstanding Carrollton Common Stock.  Stockholders of Jefferson will receive 2.2217 shares of Carrollton Common Stock for each share of Jefferson common stock owned at the time of the Merger. Any outstanding options to purchase Jefferson common stock will be converted into options to purchase Carrollton Common Stock at the same exchange ratio described above.

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
The completion of the Merger is subject to various closing conditions, including obtaining the approval of the Company's stockholders and receiving certain regulatory approvals.
Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation.
NOTE 2 - NET INCOME PER COMMON SHARE
The calculation of net income per common share is as follows:

Three Months Ended		Six Months Ended
June 30,		June 30,
2012	2011	2012	2011
Basic:
Net (loss) income	$(164,804)	$(697,358)	$(417,268)	$(526,063)
Net (loss) income available to common stockholders	(301,883)	(834,437)	(691,426)	(800,220)
Average common shares outstanding	2,578,168	2,574,937	2,577,278	2,574,018
Basic net (loss) income per common share	$(0.12)	$(0.32)	$(0.27)	$(0.31)
Diluted:
Net (loss) income	$(164,804)	$(697,358)	$(417,268)	$(526,063)
Net (loss) income available to common stockholders	(301,883)	(834,437)	(691,426)	(800,220)
Average common shares outstanding	2,578,168	2,574,937	2,577,278	2,574,018
Stock option adjustment	-	-	-	-
Average common shares outstanding - diluted	2,578,168	2,574,937	2,577,278	2,574,018
Diluted net (loss) income per common share	$(0.12)	$(0.32)	$(0.27)	$(0.31)

NOTE 3 - INVESTMENT SECURITIES
Investment securities are summarized as follows:

Amortized	Unrealized	Unrealized	Fair
cost	gains	losses	value
June 30, 2012
Available for sale
U.S. government agency	$1,581,712	$65,807	$-	$1,647,519
Mortgage‑backed securities	10,530,582	891,091	1,249	11,420,424
State and municipal	6,874,292	489,789	-	7,364,081
Corporate bonds	7,038,441	39,926	4,743,378	2,334,989
26,025,027	1,486,613	4,744,627	22,767,013
Equity securities	126,587	155,725	10,806	271,507
	$26,151,614	$1,642,339	$4,755,433	$23,038,520
Held to maturity
Mortgage‑backed securities	$1,368,205	$91,998	$-	$1,460,203
State and municipal	1,225,000	52,969	-	1,277,969
	$2,593,205	$144,967	$-	$2,738,172

Amortized	Unrealized	Unrealized	Fair
cost	gains	losses	value
December 31, 2011
Available for sale
U.S. government agency	$2,105,188	$107,468	$-	$2,212,656
Mortgage‑backed securities	12,180,280	974,839	29,195	13,125,924
State and municipal	7,113,029	513,695	-	7,626,724
Corporate bonds	7,793,220	45,791	5,577,761	2,261,250
29,191,717	1,641,793	5,606,956	25,226,554
Equity securities	167,816	147,370	71,533	243,653
	$29,359,533	$1,789,163	$5,678,489	$25,470,207
Held to maturity
Mortgage‑backed securities	$1,623,594	$110,955	$-	$1,734,549
State and municipal	1,225,000	64,668	-	1,289,668
	$2,848,594	$175,623	$-	$3,024,217

As of June 30, 2012 securities with unrealized losses segregated by length of impairment were as follows:

Less than 12 months		12 months or longer		Total
Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Value	Losses	Value	Losses	Value	Losses
Mortgage‑backed securities	$ -	$ -	$ 368,364	$ 1,249	$ 368,364	$ 1,249
State and municipals	-	-	-	-	-	-
Corporate bonds	-	-	334,990	4,743,378	334,990	4,743,378
Equity securities	103,681	7,406	12,100	3,400	115,781	10,806
	$ 103,681	$ 7,406	$ 715,454	$ 4,748,027	$ 819,135	$ 4,755,433

Contractual maturities of debt securities at June 30, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
Maturing	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$ 1,960,074	$ 2,000,000	$ -	$ -
Over one to five years	1,939,291	2,055,014	-	-
Over five to ten years	3,741,941	4,012,774	1,225,000	1,277,969
Over ten years	7,853,139	3,278,801	-	-
Mortgage‑backed securities	10,530,582	11,420,424	1,368,205	1,460,203
	$ 26,025,027	$ 22,767,013	$ 2,593,205	$ 2,738,172

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Management and the Investment Committee of the Board of Directors continuously evaluate securities for possible sale due to credit quality. Any sale and reinvestment decisions will be approved by the Investment Committee.  Excluding the trust preferred securities, unrealized losses exist on three available-for-sale securities and total $12,055 at June 30, 2012. One additional equity security was deemed to be impaired and we wrote the investment in this security down $38,510 through earnings during the three months ended March 31, 2012 to the market value as of March 31, 2012, to properly reflect impairment associated with this security. The fair value of the three securities with unrealized losses is expected to recover as the investments approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe either of these securities is impaired due to reasons of credit quality.  Accordingly, as of June 30, 2012 management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company's consolidated income statement.
At June 30, 2012 and December 31, 2011, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies ('PreTSLs').  The market for these securities at June 30, 2012 and December 31, 2011 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new PreTSLs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.
The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.   Thus, in today's market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2012 and December 31, 2011;
●
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

●	Our PreTSLs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.
The following tables (deferral and default amounts are in thousands) lists the class, credit rating, deferrals, defaults and carrying value of the six trust preferred securities (PreTSL):

June 30, 2012
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults			Fair
			Amount	Percent	Amount	Percent	Amortized Cost	Value
IV	Mezzanine	Ca	$ 6,000	9.02%	$ 12,000	18.05%	$ 182,991	$ 120,069
XVIII	C	Ca	91,340	13.85%	109,000	16.53%	1,617,936	-
XIX	B	C	135,150	20.80%	93,500	13.84%	1,006,347	31,042
XIX	C	Ca	135,150	20.80%	93,500	13.84%	546,695	-
XXII	B-1	Caa2	168,000	13.11%	215,000	16.52%	1,724,399	183,879
XXIV	C-1	Ca	130,500	12.94%	215,800	21.40%	-	-
							$ 5,078,368	$ 334,990

December 31, 2011
PreTSL	Class	Moody Credit Rating	Deferrals	Defaults	Fair
Amount	Percent	Amount	Percent	Amortized Cost	Value
IV	Mezzanine	Ca	$ 6,000	9.02%	$ 12,000	18.05%	$ 182,991	$ 57,850
XVIII	C	Ca	63,140	9.47%	101,000	15.15%	1,914,659	16,195
XIX	B	C	102,900	15.83%	93,500	13.84%	1,006,347	78,007
XIX	C	Ca	102,900	15.83%	93,500	13.84%	1,030,516	6,501
XXII	B-1	Caa2	186,500	14.32%	215,000	16.52%	1,724,399	122,597
XXIV	C-1	Ca	145,500	14.43%	215,800	21.40%	-	-
							$ 5,858,912	$ 281,150

Based on qualitative considerations such as a down-grade in credit rating, defaults of underlying issuers and an analysis of expected cash flows, we determined in prior periods that three PreTSLs included in corporate bonds were other-than-temporarily impaired (OTTI). Those PreTSLs were written down in the periods in which the impairments were identified. Two of the three securities required additional adjustments and we wrote our investments in these PreTSLs down $780,544 through earnings during the three months ended March 31, 2012 to the present value of expected cash flows at March 31, 2012, to properly reflect credit losses associated with these PreTSLs. The remaining fair value of these three securities was $0 at June 30, 2012. The amortized cost of these three securities as of June 30, 2012 was $2.2 million.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the PreTSLs and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  Cash flows are projected using a forward rate LIBOR curve, as these PreTSLs are variable rate instruments.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities usually resulting from the closure of the issuer by its primary regulator.  Assumptions used in the model include expected future default rates and prepayments.
NOTE 4 - LOANS
Major classifications of loans are as follows:

June 30,	December 31,
2012	2011
Commercial loans:
Commercial mortgages - investor	$87,397,680	$95,463,294
Commercial mortgages ' owner occupied	34,739,768	36,174,471
Construction and development	14,120,787	13,309,235
Commercial and industrial loans	33,851,815	38,988,466
Total commercial loans	170,110,050	183,935,466
Consumer loans:
Residential mortgages	48,251,764	48,345,794
Home equity lines of credit	35,403,366	36,151,239
Other	609,278	597,811
Total consumer loans	84,264,408	85,094,844
	254,374,458	269,030,310
Deferred costs, net	72,349	18,536
Allowance for loan losses	(4,721,112)	(4,858,551)
Net loans	$249,725,695	$264,190,295

The maturity and rate repricing distribution of the loan portfolio is as follows:

June 30,	December 31,
2012	2011
Repricing or maturing within one year	$115,162,780	$124,807,449
Maturing over one to five years	90,815,686	95,940,468
Maturing over five years	48,395,992	48,282,393
$254,374,458	$269,030,310

Loan balances have been adjusted by the following deferred amounts:

June 30,	December 31,
2012	2011
Deferred origination costs and premiums	$711,504	$756,830
Deferred origination fees and unearned discounts	(639,155)	(738,294)
Net deferred costs (fees)	$72,349	$18,536

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
Non-accrual loans, segregated by class of loans, were as follows:

June 30,	December 31,
2012	2011
Commercial loans:
Commercial mortgages - investor	$234,802	$1,137,226
Commercial mortgages ' owner occupied	-	-
Construction and development	-	-
Commercial and industrial loans	149,957	1,726,776
Consumer loans:
Residential mortgages	1,587,719	606,533
Home equity lines of credit	256,115	489,961
Other	-	-
Total	$2,228,593	$3,960,496
Unrecorded interest on nonaccrual loans	$75,372	$141,267
Interest income recognized on nonaccrual loans	$17,277	$162,015

Past due loans, segregated by age and class of loans, as of June 30, 2012 were as follows:

	Loans				Accruing
Loans	90 or More				Loans 90 or
30-89 Days	Days	Total Past	Current		More Days
Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages ' investor	$68,509	$134,648	$203,157	$87,194,523	$87,397,680	$-
Commercial mortgages ' owner occupied	-	-	-	34,739,768	34,739,768	-
Construction and development	-	-	-	14,120,787	14,120,787	-
Commercial and industrial loans	177,613	149,957	327,570	33,524,245	33,851,815	-
Consumer loans:						-
Residential mortgages	340,347	1,363,449	1,703,796	46,547,968	48,251,764	116,076
Home equity lines of credit	81,399	256,115	337,514	35,065,852	35,403,366	-
Other	-	-	-	609,278	609,278	-

Total	$667,868	$1,904,169	$2,572,037	$251,802,421	$254,374,458	$116,076

Two nonaccrual loans with balances totaling $440,501 are less than 90 days past due as of June 30, 2012. $340,347 of this total is included in 'Loans 30 ' 89 Days Past Due' and the remainder is current.
Past due loans, segregated by age and class of loans, as of December 31, 2011 were as follows:

	Loans				Accruing
Loans	90 or More				Loans 90 or
30-89 Days	Days	Total Past	Current		More Days
Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages ' investor	$-	$1,020,766	$1,020,766	$94,442,528	$95,463,294	$-
Commercial mortgages ' owner occupied	-	-	-	36,174,471	36,174,471	-
Construction and development	-	-	-	13,309,235	13,309,235	-
Commercial and industrial loans	-	1,726,776	1,726,776	37,261,690	38,988,466	-
Consumer loans:						-
Residential mortgages	1,698,602	606,533	2,305,135	46,040,659	48,345,794	-
Home equity lines of credit	203,503	268,809	472,312	35,678,927	36,151,239	-
Other	-	-	-	597,811	597,811	-

Total	$1,902,105	$3,622,884	$5,524,989	$263,505,321	$269,030,310	$-

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
Impaired loans are defined as loans that have been assessed for impairment and have been determined to either need a write down or specific reserve.
Impaired loans as of June 30, 2012, are set forth in the following table:

Unpaid	Recorded	Recorded
Contractual	Investment	Investment	Total		Average
Principal	With No	With	Recorded	Related	Recorded
Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial loans:
Commercial mortgages ' investor	$-	$-	$-	$-	$-	$-
Commercial mortgages ' owner occupied	2,338,029	-	2,338,029	2,338,029	617,279	2,340,979
Construction and development	-	-	-	-	-	-
Commercial and industrial loans	235,061	-	235,061	235,061	235,061	236,154
Consumer loans:
Residential mortgages	696,669	-	696,669	696,669	86,094	698,090
Home equity lines of credit	245,460	-	245,460	245,460	122,061	243,385
Other	-	-	-	-	-	-
Total	$3,515,219	$-	$3,515,219	$3,515,219	$1,060,495	$3,518,608

At June 30, 2012, the Company had ten impaired loans totaling approximately $3.5 million.  Five impaired loans totaling $2.7 million were not past due on June 30, 2012; $719,477 of the impaired loans were classified as non-accrual loans. During the six months ended June 30, 2012, the Company received  interest payments on impaired loans of $17,277, all of which was applied to reduce principal.

Impaired loans as of December 31, 2011, are set forth in the following table.

Unpaid	Recorded	Recorded
Contractual	Investment	Investment	Total		Average
Principal	With No	With	Recorded	Related	Recorded
Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial loans:
Commercial mortgages ' investor	$1,025,168	$-	$1,025,168	$1,025,168	$135,668	$1,031,792
Commercial mortgages ' owner occupied	2,343,293	-	2,343,293	2,343,293	606,543	2,348,107
Construction and development	-	-	-	-	-	-
Commercial and industrial loans	1,726,776	-	1,726,776	1,726,776	329,957	1,730,124
Consumer loans:				-
Residential mortgages	504,138	-	504,138	504,138	119,418	506,529
Home equity lines of credit	284,574	-	284,574	284,574	179,574	285,211
Other	-	-	-	-	-	-
Total	$5,883,949	$-	$5,883,949	$5,883,949	$1,371,160	$5,901,763

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
Nonperforming assets and loans past due 90 days or more but accruing interest were as follows:

June 30,	December 31,	June 30,
2012	2011	2011
Nonaccrual loans	$2,228,593	$3,960,496	$4,623,624
Restructured loans	8,300,235	8,460,654	8,450,292
Foreclosed real estate	4,455,584	4,822,417	5,298,523
Total nonperforming assets	$14,984,412	$17,243,567	$18,372,439

Accruing loans past-due 90 days or more	$116,076	$-	$-

As of June 30, 2012, nine restructured notes totaling $1.5 million are included in nonaccrual loans. All other restructured notes are paying in accordance with the terms of the agreement and remain on accrual status.
Troubled Debt Restructurings. The restructuring of a loan is considered a 'troubled debt restructuring' if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. These concessions typically result from the Company's loss mitigation activities and may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, forbearance and other actions intended to minimize potential losses and to avoid foreclosure or repossession of collateral. Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update ('ASU') No. 2011-02, Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.

Troubled debt restructurings as of June 30, 2012 and December 31, 2011 are set forth in the following table:

June 30,	December 31,
2012	2011
Commercial loans:
Commercial mortgages ' investor	$2,908,530	$2,950,361
Commercial mortgages ' owner occupied	1,786,805	1,786,805
Construction and development	-	-
Commercial and industrial loans	-	-
Consumer loans:
Residential mortgages	4,627,669	4,038,982
Home equity lines of credit	467,900	467,482
Other	-	-
Deferred costs, net	-	-
Total	$9,790,904	$9,243,630

Loans restructured for the three and six month periods ended June 30, 2012 and June 30, 2011 were as follows:

Three Months Ended		Six Months Ended
June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Commercial loans:
Commercial mortgages ' investor	$-	$389,500	$-	$389,500
Commercial mortgages ' owner occupied	-	-	-	-
Construction and development	-	-	-	-
Commercial and industrial loans	-	-	-	-
Consumer loans:
Residential mortgages	-	-	859,103	186,530
Home equity lines of credit	-	-	-	-
Other	-	-	-	-
Total	$-	$389,500	$859,103	$576,030

Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loans reach non-accrual status.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  Certain troubled debt restructurings are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.  As of June 30, 2012, there are 7 restructured loans totaling $1.4 million that are more than 30 days past due. All of the past due loans are classified as non-accrual loans. There is one loan totaling $100,154 that is current but is classified as a non-accrual loan.

Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the Company's market.
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
Commercial real estate loans with a 3 risk rating possess debt service coverage ('DSC') and loan to value ('LTV') ratios which significantly exceed lending policy standards.  Such loans exceed conventional market terms for third party take-outs, and borrowers/guarantors exhibit substantial capacity for providing support if necessary.
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
Risk Rating 5:  Watch
Loans with a 5 risk rating are generally acceptable assets which reflect above average risk. Loans rated 5 warrant closer scrutiny by management than is routine, due to circumstances affecting the borrower, the borrower's industry or the overall economic environment.  Borrowers may reflect weaknesses such as inconsistent or weak earnings, break even or moderately deficit cash flow, thin liquidity, minimal capacity to increase leverage, or volatile market fundamentals or other industry risks.  Such loans are typically secured by acceptable collateral, at or near appropriate margins, with realizable liquidation values.
Commercial real estate loans with a 5 risk rating may possess a DSC ratio which is positive but still short of lending policy standards, or an LTV ratio which exceeds lending policy but is less than 90%.  Such loans may not meet conventional market terms and could require a higher risk lender for third party take-outs, and borrower's/guarantor's capacity to provide support, if necessary, could be marginal.
Risk Rating 6:  Special Mention
Loans with a 6 risk rating are classified special mention. A special mention asset has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
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
The following table presents the balances of classified loans by class of commercial loan as of June 30, 2012 and December 31, 2011. Classified loans include loans in Risk Grades 5, 6, 7, and 8. The Company has no loans with a risk rating of 9.

June 30, 2012
Risk Rating
5	6	7	8	Total
Commercial mortgages - investor	$2,261,825	$1,211,970	$1,280,065	$-	$4,753,860
Commercial mortgages ' owner occupied	251,520	612,596	2,086,508	-	2,950,624
Construction and development	-	1,308,638	-	-	1,308,638
Commercial and industrial loans	1,699,184	315,443	-	235,061	2,249,688
Total	$4,212,529	$3,448,647	$3,366,573	$235,061	$11,262,810

December 31, 2011
Risk Rating
5	6	7	8	Total
Commercial mortgages - investor	$5,427,985	$-	$2,904,638	$-	$8,332,623
Commercial mortgages ' owner occupied	556,488	620,280	1,786,805	-	2,963,573
Construction and development	3,402,457	-	-	-	3,402,457
Commercial and industrial loans	1,397,684	2,223,748	1,814,750	-	5,436,182
Total	$10,784,614	$2,844,028	$6,506,193	$-	$20,134,835

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
The following table details charge-offs, recoveries and the provision for loan losses for the six month periods ended June 30, 2012 and 2011 and the allocation of the allowance for loan losses by portfolio as of June 30, 2012 and 2011 and December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance				Allowance
12/31/2011	Charge-offs	Recoveries	Provision	6/30/2012
Commercial loans:
Commercial mortgages ' investor	$967,668	$(14,289)	$-	$(272,058)	$681,321
Commercial mortgages ' owner occupied	772,429	(121,276)	19,910	134,514	805,577
Construction and development	1,366,014	-	-	(87,411)	1,278,603
Commercial and industrial loans	613,792	-	1,500	172,466	787,758
Consumer loans:
Residential mortgages	661,408	(551,298)	578	650,025	760,713
Home equity lines of credit	455,276	(158,446)	5,023	90,991	392,844
Other	21,964	-	185	(7,853)	14,296
Total	$4,858,551	$(845,309)	$27,196	$680,674	$4,721,112

Allowance				Allowance
12/31/2010	Charge-offs	Recoveries	Provision	6/30/2011
Commercial loans:
Commercial mortgages ' investor	$1,073,448	$(170,000)	$-	$253,091	$1,156,539
Commercial mortgages ' owner occupied	460,914	-	-	125,989	586,903
Construction and development	1,112,103	(902,500)	-	1,106,806	1,316,409
Commercial and industrial loans	754,770	(16,320)	11,151	(136,216)	613,385
Consumer loans:
Residential mortgages	821,197	(141,522)	4,208	92,399	776,282
Home equity lines of credit	243,119	(49,313)	76,766	93,351	363,923
Other	15,685	-	200	6,398	22,283
Total	$4,481,236	$(1,279,655)	$92,325	$1,541,818	$4,835,724

Loans with a balance of approximately $109.1 million and $112.6 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of June 30, 2012 and December 31, 2011, respectively.
NOTE 5 - STOCK BASED COMPENSATION
At the Company's annual stockholders' meeting on May 15, 2007, the 2007 Equity Plan was approved.  Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Company common stock are issued to each non-employee director in May of each year. One director receives cash in lieu of stock due to restrictions by his/her employer on receiving stock of a company.  Also, in accordance with the 2007 Equity Plan, 300 shares were awarded to each new director as of the effective date of their acceptance onto the board.  No new grants will be made under the 1998 Long Term Incentive Plan.  However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.
There was no stock based compensation expense recognized during the first six months of 2012 or 2011. As of June 30, 2012, there was no unrecognized stock option expense related to nonvested stock options.
Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years) or the fair value of common stock on the date of issuance.
NOTE 6 - DEFINED BENEFIT PENSION PLAN
Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004. During the six months ended June 30, 2012 and 2011, the Company recognized net periodic costs for this plan of $121,650 and $68,507, respectively.  The Company contributed $707,321 and $35,680 respectively, to the plan during the six months ended June 30, 2012 and 2011.
NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.
Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of June 30, 2012 the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.
Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	June 30,	December 31,	June 30,
	2012	2011	2011
Loan commitments	$ 9,664,493	$ 11,861,878	$ 18,421,568
Unused lines of credit	44,922,097	40,822,933	40,355,895
Letters of credit	631,081	624,919	436,360

NOTE 8 - TARP CAPITAL PURCHASE PROGRAM
On February 13, 2009, as part of the Troubled Asset Relief Program ('TARP') Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement ' Standard Terms (collectively, the ''Purchase Agreement''), with the United States Department of the Treasury (''Treasury''), pursuant to which the Company issued (i) 9,201 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (''Series A Preferred Stock''), and (ii) a warrant to purchase 205,379 shares of the Company's common stock, par value $1.00 per share. The Company raised $9,201,000 through the sale of the Series A Preferred Stock that qualifies as Tier 1 capital. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. Dividends are payable quarterly.  The redemption of the Series A Preferred Stock requires prior regulatory approval.
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
The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the ''EESA'') and the American Recovery and Reinvestment Act of 2009. As a condition to the closing of the transaction, the Company's Senior Executive Officers, as defined in the Purchase Agreement each: (i) voluntarily waived any claim against the Treasury or the Company for any changes to such Senior Executive Officer's compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so called ''golden parachute'' agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to Messrs Altieri and Jewell and Mrs. Stokes' employment agreements that provide that any severance payments made to such officers will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.
The Treasury's current consent was required for any increase in the common dividends per share until February 13, 2012, unless prior to such date, the Series A preferred stock is redeemed in whole or the Treasury had transferred all of the Series A Preferred Stock to third parties.
The Company previously notified Treasury that it would not make the quarterly dividend payments on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due after February 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has deferred five quarterly dividend payments since February 15, 2011. As a result, as of June 30, 2012, the Company is $575,062 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.
NOTE 9 - FAIR VALUE
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
Impaired loans and foreclosed real estate:  Nonrecurring fair value adjustments to loans and foreclosed real estate reflect full or partial write-downs that are based on the loan's or foreclosed real estate's observable market price or current appraised value of the collateral in accordance with 'Accounting by Creditors for Impairment of a Loan'. Since the market for impaired loans and foreclosed real estate is not active, loans or foreclosed real estate subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or foreclosed real estate are classified as Level 2.  If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or foreclosed real estate subjected to nonrecurring fair value adjustments are typically classified as Level 3 because Level 3 inputs are significant to the fair value measurement.

The following table represents the Company's financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

Level 1	Level 2	Level 3	Total Fair
Inputs	Inputs	Inputs	value
June 30, 2012
Available for sale
U.S. government agency	$-	$1,647,519	$-	$1,647,519
Mortgage‑backed securities	-	11,420,424	-	11,420,424
State and municipal	-	7,364,081	-	7,364,081
Corporate bonds	-	2,000,000	334,989	2,334,989
-	22,432,024	334,989	22,767,013
Equity securities	271,507	-	-	271,507
	$271,507	$22,432,024	$334,989	$23,038,520

Level 1	Level 2	Level 3	Total Fair
Inputs	Inputs	Inputs	value
December 31, 2011
Available for sale
U.S. government agency	$-	$2,212,656	$-	$2,212,656
Mortgage‑backed securities	-	13,125,924	-	13,125,924
State and municipal	-	7,626,724	-	7,626,724
Corporate bonds	-	1,980,100	281,150	2,261,250
-	24,945,404	281,150	25,226,554
Equity securities	243,653	-	-	243,653
	$243,653	$24,945,404	$281,150	$25,470,207

During the first three months of 2012, the Company recognized $819,054 of other-than-temporary impairment charges related to two debt securities and one equity security issued by financial institutions. There was no impairment charges recognized in the three month period ended June 30, 2012.
The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2012 and 2011.

Six Months Ended
June 30,
2012	2011
Balance, beginning of period	$281,150	$373,542
Total gains (losses) realized and unrealized:
Included in earnings	(780,544)	(581,662)
Included in other comprehensive income	834,383	498,029
Transfer to (from) Level 3	-	-
Balance, end of period	$334,989	$289,909

Certain other assets are measured at fair value on a nonrecurring basis.  Adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first six months of 2012 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	Carrying Value at June 30, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$38,349,944	$-	$38,349,944	$-
Impaired loans	2,454,725	-	2,454,725	-
Foreclosed real estate	4,455,584	-	4,455,584	-

During the first six months of 2012, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Losses related to loans of $845,309 were recognized as charge-offs for loan losses. There were $9,555 of losses on the sale of foreclosed real estate properties; in addition, there were write-downs of $685,166 on properties that remain in foreclosed real estate. During the first six months of 2012, there were losses of $37,086 related to loans held for sale accounted for at the lower of cost or fair value. These losses occur as a result of interest rate movement prior to the sale of the loans to secondary market investors and for indemnification of the secondary market investor for losses incurred after the sale of the loan.
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
The estimated fair values of financial instruments that are reported at amortized cost in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

June 30, 2012		December 31, 2011
Carrying	Estimated fair	Carrying	Estimated fair
amount	value	amount	value
Financial assets
Level 2 inputs:
Cash and cash equivalents	$19,288,711	$19,288,711	$15,597,128	$15,597,128
Investment securities held to maturity	2,593,205	2,738,172	2,848,594	3,024,217
Loans held for sale	38,349,944	38,403,941	28,420,897	28,466,856
Accrued interest receivable	1,120,641	1,120,641	1,215,060	1,215,060
Bank owned life insurance	5,152,210	5,152,210	5,081,539	5,081,539
Level 3 inputs:
Federal Home Loan Bank stock	973,200	973,200	2,111,300	2,111,300
Loans, net	249,725,695	255,261,364	264,190,295	271,476,390
Financial liabilities
Level 2 inputs:
Noninterest‑bearing deposits	$82,754,040	$85,278,038	$75,020,489	$75,020,489
Interest‑bearing deposits	236,616,426	238,538,934	239,972,347	243,699,338
Advances from the Federal Home Loan Bank	2,040,000	2,083,860	11,210,000	11,383,000
Accrued interest payable	37,764	37,764	50,689	50,689

NOTE 10 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE
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

In December 2011, the FASB issued ASU 2011-12 'Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.' ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company's financial statements.
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'). All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as 'anticipates,' 'expects,' 'intends,' 'plans,' 'believes,' 'estimates,' and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans, strategies, objectives and intentions and the anticipated results thereof, the anticipated merger with Jefferson Bancorp, the expected timing thereof and our belief that the merged entity will be larger, better capitalized and better equipped to compete, increased professional service fees while the merger is pending, anticipated funding of commitments to extend credit and unused lines of credit, potential losses from off-balance sheet arrangements, opportunities emerging as the business environment clarifies and improves, improving operating results, increased loan demand in the future, increased asset sales and the implied impact on brokerage commissions during the remainder of the year, the recovery of fair value of available-for sale securities, the allowance for loan losses, anticipated increases in the value of trust preferred securities held in our investment portfolio as the economy improves, liquidity sources and the impact of the outcome of pending legal proceedings,  are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.
These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things:
(i) the risk that necessary stockholder and regulatory approvals for the merger will not be obtained; (ii) our businesses may not be integrated into Jefferson Bancorp successfully or such integration may be more difficult, time-consuming or costly than expected; (iii) expected revenue synergies and cost savings from the merger may not be fully realized, or realized within the expected timeframe; (iv) disruption in our and Jefferson Bancorp's businesses and operations as a result of the announcement and pendency of the merger; (v) revenues following the merger may be lower than expected; (vi) customer and employee relationships and business operations may be disrupted by the merger; (vii) the ability to complete the merger may be more difficult, time-consuming or costly than expected, or the merger may not be completed at all; (viii) unexpected changes or further deterioration in the housing market or in general economic conditions in our market area and Jefferson Bancorp's market area, or a slowing economic recovery; (ix) unexpected changes in market interest rates or monetary policy; (x) the impact of new governmental regulations that might require changes in our and Jefferson Bancorp's business model; (xi) changes in laws, regulations, policies and guidelines impacting our ability to collect on outstanding loans or otherwise negatively impacting our and Jefferson Bancorp's business; (xiii) higher than anticipated loan losses or the insufficiency of the allowance for loan losses; (xiv) changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect us or Jefferson Bancorp specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the 'Dodd-Frank Act'); and (xv) other risks described in this report, in the Company's 2011 Form 10-K and in our other filings with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  We undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents that we file from time to time with the SEC.
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
During 2004, the Bank opened a mortgage subsidiary, Carrollton Mortgage Services, Inc. ('CMSI'). CMSI became inactive in January 2012 and its operations are now conducted as a division of the Bank.  The Bank's mortgage division is in the business of originating residential mortgage loans to be sold. The mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing. Loans originated by the mortgage division are generally sold into the secondary market but may be considered for retention by the Bank as part of our balance sheet strategy.
CFS provides brokerage services and a variety of financial planning and investment options to customers through INVEST Financial Corp. pursuant to a service agreement with INVEST and recognizes commission income as these services are provided. The investment options CFS offers through this arrangement include mutual funds, U.S. government bonds, tax-free municipals, individual retirement account rollovers, long-term care, and health care insurance services. INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority ('FINRA') and the SEC, a member of Securities Investor Protection Corporation ('SIPC'), and licensed with state insurance agencies in all 50 states. CFS refers clients to an INVEST representative for investment counseling prior to purchase of securities.
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

 We reported net losses of $164,804 and $417,268 for the three and six month periods ended June 30, 2012, compared to net losses of $697,358 and $526,063 for the comparable periods in 2011.  Net losses attributable to common stockholders was $301,883 ($0.12 loss per diluted share) and $691,426 ($0.27 loss per diluted share) for the three and six month periods ended June 30, 2012, compared to net losses attributable to common stockholders of $834,437 ($0.32 loss per diluted share) and $800,220 ($0.31 loss per diluted share) for the prior year periods.
Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net (loss) income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company's loss on average assets for the three and six month periods ended June 30, 2012 was 0.18% and 0.23% compared to loss on average assets of 0.75% and 0.28% for the three and six month periods ended June 30, 2011. Loss on average equity, the quotient of net (loss) income divided by average equity, measures how effectively the Company invests its capital to produce income.  Loss on average equity for the three and six month periods ended June 30, 2012 was 2.05% and 2.59% compared to loss on average equity of 8.27% and 3.16% for the three and six month periods ended June 30, 2011.
Net interest income decreased $344,673, or 9.53%, for the three month period ended June 30, 2012, compared to the same period in 2011, while our net interest margin declined to 3.85% for the three month period from 4.09% for the three months ended June 30, 2011. For the six month period ended June 30, 2012, net interest income decreased $410,058, or 5.82%, compared to the same period in 2011, while our net interest margin declined to 3.89% for the six month period from 4.01% for the six months ended June 30, 2011. Net interest margin, a profitability measure, is the dollar difference between interest income from earning assets, including loans and investments, and interest expense paid on deposits and other borrowings, expressed as a percentage of average earning assets. The decline in net interest income for the three and six month periods is a result of the decline in average interest earning assets. The decline in net interest margin for the three and six month periods is a result of a shift in the mix of earning assets towards a heavier weighting in lower yielding more liquid assets. This trend is consistent with the overall market in which loan yields are very low and liquidity is in excess supply. Management is trying to mitigate this negative trend by reducing excess liquidity and higher cost deposits while also seeking lending opportunities with strong credit profiles and higher yields.
The improvement in operating results for the three month period, as compared to the same period in 2011, is primarily a result of a $1.0 million decrease in the provision for loan losses, a reduction in securities write downs of $414,000 and a $298,000 improvement in mortgage fee income. These improvements are partially offset by a $345,000 decrease in net interest income a $305,000 increase in professional fees and a $108,000 increase in costs and write downs associated with foreclosed real estate. The increases in professional fees are associated with legal and consulting costs incurred in connection with the planned merger with Jefferson Bancorp, Inc. announced on April 9, 2012.
The improvement in operating results for the six month period, as compared to the same period in 2011, is a result of the same factors as the quarter other than securities write downs which increased by $237,000 for the six month period instead of the $414,000 reduction for the three month period.
No dividends were declared or paid to common stockholders during the first six months of 2012 or 2011 as we continue the suspension of dividends in recognition of our limited earnings during recent periods.
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

We have narrowed our focus for targeted growth on the following customer groups:
●	Small and mid-sized businesses, including service firms, manufacturing companies and distributors;
●	Executives and professionals, including attorneys, accountants, medical professionals, consultants, corporate executives and their firms;
●	Non-profit associations, including charities, foundations, professional/trade associations, homeowner/condo associations, and faith based organizations; and
●	High net worth individuals and affluent families.
The Bank will continue to serve its customers by utilizing its existing branch network as well as by providing internet based services, remote deposit capture, courier service, and loan production business offices.
Going forward, our business strategy will include:
●	Increasing awareness and consideration in the business marketplace through directed marketing and direct sales efforts;
●	Leading with deposit and cash management products;
●	Retaining and growing existing customer relationships; and
●	Increasing adoption and usage of online products.
 Note, however, that this is our business strategy as it stands today, and our strategy may change after closing of the merger.
Our effort to improve net interest margin by reducing balance sheet liquidity and high cost funding sources has run its course with a net interest margin dropping to 3.89% for the six months ended June 30, 2012 compared to 4.01% for the six months ended June 30, 2011.
Our efforts to reduce non-performing assets appear to be taking hold, while our goal of improving operating efficiencies will take longer to appear in operating results. The reduction of non-performing assets is subject to the market conditions associated with the commercial real estate market, while operating efficiencies will be geared towards prudently reducing operating expenses while growing the business within the constraints of our capital base.
As we indicated in previous reports, we believed that we would need to raise additional capital to redeem our outstanding preferred stock issued to the Treasury under the TARP Capital Purchase Program and support balance sheet growth. We have remained 'well capitalized' for regulatory purposes, which allowed us to carefully assess various capital alternatives and determine which alternative was best for the Company and our stockholders. These considerations ultimately resulted in the execution of a definitive agreement to merge with Jefferson Bancorp, Inc. on April 8, 2012. Under the terms of this agreement, the Company will remain the holding company upon completion of the merger, and the preferred stock issued to Treasury under the TARP Capital Purchase Program will be redeemed. This merger will result in a larger and better capitalized institution that we believe will be better equipped to compete in a changing environment.
The proposed merger continues to move through the shareholder and regulatory approval process. The Carrollton shareholders' meeting to vote on the terms of the merger has been scheduled for August 23, 2012. Proxy statements were mailed to stockholders of record on July 10, 2012.
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
 A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral and the timing of loan charge-offs. The allowance for loan losses is one of the most difficult and subjective judgments that we make.  The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans.  Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio.  Current trends in delinquencies and charge-offs, the views of bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors.  The analysis also requires consideration of the economic climate and direction, and change in the interest rate environment, which may affect a borrower's ability to pay, legislation influencing the banking industry, and economic conditions specific to the Bank's service areas.  Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.
Another critical accounting policy is related to the securities we own.  Securities are evaluated periodically to determine whether a decline in their value is other than temporary.  The term 'other than temporary' is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of an investment.  Management reviews other criteria such as magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
FINANCIAL CONDITION
Investment Securities
The investment portfolio consists primarily of securities available for sale.  Securities available for sale are those securities that we intend to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.  Investment securities we anticipate holding until the investment's maturity date are recorded at amortized cost.
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
Investment securities decreased $2.7 million, or 9.5%, to $25.6 million at June 30, 2012, from $28.3 million at December 31, 2011. The decrease is primarily the result of principal paydowns on debt securities. Management continues to look for opportunities to use liquidity from maturing investments to reduce our use of high cost certificates of deposit and borrowed funds. Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk.
Loans Held for Sale
Loans held for sale increased by $9.9 million, or 34.9%, from $28.4 million at December 31, 2011, to $38.3 million at June 30, 2012. Generally, loans originated with the intention of being sold to a third party remain on our balance sheet for approximately 45 days, meaning that this figure is impacted by the number of loans originated in such period. In this regard, during June 2012, loans originated with the intention of being sold totaled $32.7 million compared to $23.3 million during December 2011. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.
Loans
Gross loans, excluding loans held for sale, decreased 5.4% to $254.4 million at June 30, 2012 compared to $269.0 million at December 31, 2011, resulting from weak loan demand as businesses continue to limit borrowing to expand their operations during the continued sluggish and uncertain economy.
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
At June 30, 2012, we had 10 impaired loans totaling approximately $3.5 million, four of which have been classified as nonaccrual.  The valuation allowance for impaired loans was $1.1 million as of June 30, 2012.

The following table provides information concerning non-performing assets and past due loans at the dates indicated:

June 30,	December 31,	June 30,
2012	2011	2011

Nonaccrual loans	$2,228,593	$3,960,496	$4,623,624
Restructured loans	8,300,235	8,460,654	8,450,292
Foreclosed real estate	4,455,584	4,822,417	5,298,523
Total non-performing assets	$14,984,412	$17,243,567	$18,372,439

Accruing loans past-due 90 days or more	$116,076	$-	$-

As of June 30, 2012, nine restructured notes totaling $1.5 million are more than 90 days past due and are included in nonaccrual loans. All other restructured notes are paying in accordance with the terms of the agreement, and remain on accrual status.
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
With respect to commercial loans, management assigns a risk rating of one through nine to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of nine having the greatest amount of risk. The risk rating is reviewed at least annually based on, among other things, the borrower's financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower's industry; and payment history. We evaluate loans with a risk rating of five or greater separately and allocate a portion of the allowance for loan losses based upon the evaluation, if necessary.
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
The allowance for loan losses was $4.7 million at June 30, 2012, which was 1.86% of loans compared to $4.9 million at December 31, 2011, which was 1.81% of loans.  During the first six months of 2012, we experienced net chargeoffs of $818,113 compared to net chargeoffs of $1.2 million during the same period of 2011.  The annualized ratio of net loan losses to average loans outstanding was 1.20% and 0.64% for the three and six months ended June 30, 2012 compared to the net loan loss ratio of 1.71% and 0.84% for the three and six month periods of 2011. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans, excluding loans held for sale, and foreclosed real estate decreased to 5.83% at June 30, 2012, compared to 6.30% at December 31, 2011. The decrease in the allowance for loan losses recognizes the decrease in problem loans as the Company has been able to work through historical problems while having fewer loans migrate into nonperforming status.
The following table shows the activity in the allowance for loan losses:

Six Months Ended		Year Ended
June 30,		December 31,
2012	2011	2011

Allowance for loan losses - beginning of period	$ 4,858,551	$ 4,481,236	$ 4,481,236
Provision for loan losses	680,674	1,541,818	2,156,626
Charge-offs	(845,309)	(1,279,655)	(1,892,084)
Recoveries	27,196	92,325	112,773
Allowance for loan losses - end of period	$ 4,721,112	$ 4,835,724	$ 4,858,551

Funding Sources
Deposits
Total deposits increased by $4.4 million, or 1.4%, to $319.4 million as of June 30, 2012, from $315.0 million as of December 31, 2011.  Our successful efforts to attract additional deposits, particularly from the small and mid-sized business segments, are evidenced by growth in demand deposits which increased by $7.7 million, or 10.3%, to $82.8 million as of June 30, 2012 compared to $75.0 million at December 31, 2011. Interest-bearing accounts, excluding certificate of deposit accounts, increased by $2.7 million to $110.0 million at June 30, 2012, compared to $107.2 million at December 31, 2011. Certificate of deposit accounts decreased by 4.6% from $132.7 million at December 31, 2011 to $126.6 million at June 30, 2012.
Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to Federal Deposit Insurance Corporation ('FDIC') insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network's reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At June 30, 2012, we had $16.7 million in CDARS through the reciprocal deposit program compared to $18.2 million at December 31, 2011. We did not have any non-reciprocal deposits in the CDARS program as of June 30, 2012, or as of December 31, 2011.
Borrowings

Total borrowings decreased $9.2 million, or 81.8%, to $2.0 million at June 30, 2012 compared to $11.2 million at the end of 2011. The decrease in borrowings is a result of repaying Federal Home Loan Bank ('FHLB') advances.  We were able to reduce these borrowings as a result of the increase in total deposits of $4.4 million and paydowns in the securities and loan portfolios during the period, which resulted in our requiring fewer borrowings as of June 30, 2012.
All borrowings at June 30, 2012 and December 31, 2011 consisted of advances from the FHLB. As of June 30, 2012, outstanding advances included two fixed rate credit loans totaling $2.0 million with maturities of greater than 30 days. The latest maturity date is June 2013. These advances carry interest rates ranging from 3.26% to 4.33%.  At December 31, 2011, outstanding advances included four fixed rate credit loans totaling $11.2 million with the latest maturity date of June 2013.
CAPITAL RESOURCES
Bank holding companies and banks are required by the Board of Governors of the Federal Reserve (the 'Federal Reserve') and the FDIC to maintain levels of Tier 1 (or Core) and Tier 2 capital measured as a percentage of assets on a risk-weighted basis.  Capital is primarily represented by stockholders' equity, adjusted for the allowance for loan losses and certain issues of preferred stock, convertible securities, and subordinated debt, depending on the capital level being measured.  Assets and certain off-balance sheet transactions are assigned to one of five different risk-weighting factors for purposes of determining the risk-adjusted asset base.  The minimum levels of Tier 1 and Total capital to risk-adjusted assets are 4% and 8%, respectively, under the regulations.
In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to be maintained at a higher level based on its regulator's assessment of its risk profile. As of June 30, 2012 and December 31, 2011, the Company is considered well capitalized.  The Bank also exceeded the FDIC required minimum capital levels to be considered well capitalized at those dates.  Management knows of no conditions or events that would change this classification.
The following table summarizes the Company's capital ratios:

		Minimum
June 30,	December 31,	Regulatory	To Be
2012	2011	Requirements	Well Capitalized
Risk-based capital ratios:
Tier 1 capital	10.91%	10.59%	4.00%	6.00%
Total capital	12.19%	11.87%	8.00%	10.00%
Tier 1 leverage ratio	9.59%	9.75%	4.00%	5.00%

Total stockholders' equity decreased 0.5%, or $160,896, during the six months ended June 30, 2012 compared to December 31, 2011, decreasing to $32.5 million at June 30, 2012. The decrease was due to our net loss of $417,268 and dividends accrued on preferred stock of $230,025, partially offset by a reduction in the unrealized loss on available for sale securities, net of tax, of $470,047.
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
Net interest income decreased by $344,673, or 9.5%, and $410,058, or 5.8%, for the three and six months ended June 30, 2012. Net interest margin, which represents the annualized percentage of net interest income as compared to average interest earning assets, declined to 3.85% and 3.89% for the three and six month periods ended June 30, 2012 as compared to 4.09% and 4.01% for the same periods in 2011.
Total interest income decreased $553,265, or 12.0%, and $810,802, or 9.0%, for the three and six month periods ended June 30, 2012 compared to the same periods in 2011. Interest and fee income on loans decreased $507,410, or 12.0%, for the three month period ended June 30, 2012 and $712,838, or 8.6%, for the six month period ended June 30, 2012 as compared to the comparable periods in 2011. The decreases for the periods are a result of a decline in average loans outstanding from $309.1 million for the six months ended June 30, 2011 to $284.5 million for the same period in 2012. The decrease in average balances is a result of management's decision to manage capital ratios through the careful reduction of assets.
 Interest income from investment securities, overnight investments, and interest-bearing deposits was $317,693 and $644,606 for the three and six month periods ended June 30, 2012, compared to $363,548 and $742,570 for the same periods in 2011.  The average investment portfolio decreased 15.2%, or $5.5 million, for the six month period ended June 30, 2012 as compared to the same period in 2011. The overall yield on investments decreased from 4.05% for the six month period ended June 30, 2011 to 3.95% for the comparable period in 2012.  The decline in the investment portfolio resulted from management's decision to shrink the balance sheet by using cash flow from investments to reduce high-cost borrowings. The decrease in yields resulted from maturities and calls of securities that carried higher yields than the securities remaining in our portfolio. The yield on Federal funds sold and other interest-bearing deposits increased to 0.20% for the first six months of 2012 compared to 0.09% for the same period in 2011.  The increase in the yield on Federal funds sold and other interest-bearing deposits is primarily related to the increase in excess reserves held with the Federal Reserve, which paid a higher rate than other correspondent banks during both periods. The increase in the dividend rate on Federal Home Loan Bank stock to 1.75% for the six months ended June 30, 2012 from 0.85% in 2011 is a result of improvement in the Federal Home Loan Bank's capital positions which allowed it to increase dividends to members.
Interest expense decreased $208,592, or 21.4%, for the three month period ended June 30, 2012 and $400,744, or 20.1%, for the six month period ending June 30, 2012 as compared to the same periods in 2011.  The primary reasons for the decreases are a reduction in the cost of interest-bearing liabilities and a reduction in the overall level of interest bearing liabilities. The cost of interest-bearing liabilities decreased to 1.29% for the six month period ended June 30, 2012 compared to 1.50% for the same period in 2011.  The decrease in the cost of interest-bearing liabilities was primarily related to management's continuing focus on reducing high-cost certificates of deposit and borrowings. The cost of average interest-bearing deposits for the six month period ended June 30, 2012 declined to 1.23% from 1.37% for the comparable period in 2011. Also contributing to the decrease in interest expense during the 2012 periods was a decrease in the six month average of certificates of deposit of $5.4 million, or 3.8%, and a decrease in the six month average of borrowed funds to $6.3 million, from $30.1 million for the same period in 2011.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$ 25,930,432	$ 26,319	0.20%	$ 5,231,966	$ 2,236	0.09%
Federal Home Loan Bank stock	1,769,291	15,435	1.75%	3,303,745	13,944	0.85%
Investment securities:
U.S. government agency	2,022,268	44,273	4.40%	1,877,206	48,314	5.19%
State and municipal	8,220,882	151,118	3.70%	8,359,329	154,007	3.72%
Mortgage backed securities	12,911,489	358,674	5.59%	17,411,317	477,055	5.53%
Corporate bonds	7,074,048	48,774	1.39%	7,961,875	46,568	1.18%
Other	477,870	13	0.01%	582,156	446	0.15%
	30,706,557	602,852	3.95%	36,191,883	726,390	4.05%
Loans:
Commercial and industrial	34,790,076	927,527	5.36%	37,273,643	735,405	3.98%
Residential mortgage (a)	110,436,851	2,527,996	4.60%	115,281,177	2,815,121	4.92%
Commercial mortgage and construction	138,639,888	4,094,585	5.94%	155,922,967	4,713,051	6.10%
Installment	605,753	31,106	10.33%	590,360	30,475	10.41%
	284,472,568	7,581,214	5.36%	309,068,147	8,294,052	5.41%
Total interest earning assets	342,878,848	8,225,820	4.82%	353,795,741	9,036,622	5.15%
Noninterest bearing cash	3,205,465			3,136,106
Premises and equipment	6,683,523			7,060,307
Other assets	19,402,212			19,017,264
Allowance for loan losses	(4,934,593)			(4,576,929)
Unrealized gains (losses) on available for sale securities, net	(3,471,182)			(4,633,521)
	$ 363,764,273			$ 373,798,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Savings and NOW	$ 58,981,191	$ 55,752	0.19%	$ 54,829,226	$ 75,525	0.28%
Money market	49,347,956	126,864	0.52%	43,472,032	142,467	0.66%
Certificates of deposit	134,480,751	1,302,655	1.95%	139,841,476	1,405,545	2.03%
	242,809,898	1,485,271	1.23%	238,142,734	1,623,537	1.37%
Borrowed funds	6,266,427	107,254	3.44%	30,121,283	369,732	2.48%
Total interest bearing liabilities	249,076,325	1,592,525	1.29%	268,264,017	1,993,269	1.50%
Noninterest bearing deposits	77,184,818	69,438,934
Other liabilities	5,124,008	2,509,067
Stockholders' equity	32,379,122	33,586,950
Total liabilities and stockholders' equity	$ 363,764,273	$ 373,798,968
Net interest margin (b)	$ 342,878,848	$ 6,633,295	3.89%	$ 353,795,741	$ 7,043,353	4.01%

(a) Includes loans held for sale.
(b) Net interest margin is the ratio of net interest income to total average interest-earning assets.

Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. On a monthly basis, management reviews all loan portfolios to determine trends and monitor asset quality. For consumer loan portfolios, this review generally consists of reviewing delinquency levels on an aggregate basis with timely follow-up on accounts that become delinquent. In commercial loan portfolios, delinquency information is monitored and periodic reviews of business and property leasing operations are performed on an individual loan basis to determine potential collection and repayment problems. See the section captioned 'Allowance for Loan Losses' elsewhere in this discussion for further analysis of the provision for loan losses.
We recorded a provision for loan losses of $435,161 and $680,674 for the three and six month periods ended June 30, 2012 compared to $1.4 million and $1.5 million for the same periods in 2011.  The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans, excluding loans held for sale, and foreclosed real estate decreased to 5.83% at June 30, 2012, compared to 6.30% at December 31, 2011. The decrease in the provision for the three and six month periods is a result of a decrease in non-performing loans and some reduction the migration of loans into nonperforming status.
Noninterest Income
Noninterest income for the three months ended June 30, 2012 was $2.6 million compared to $1.9 million for the same period in 2011, representing an increase of $681,338, or 35.7% for the period. The increase for the three month period is the result of a $414,195 write down on impaired securities in the 2011 period for which there was no comparable charge during the three months ended June 30, 2012 as well as  a $115,592, or 16.8%, increase in electronic banking fees and a $297,369, or 26.3%, increase in mortgage fees. These increases were partially offset by a $41,578, or 32.7%, decline in service charge income on deposit accounts and a decline in brokerage commissions of $112,408, or 39.2%, for the three month period as compared to the same period in 2011.
Noninterest income for the six months ended June 30, 2012 was $3.9 million compared to $3.5 million for the same period in 2011, representing an increase of $407,056, or 11.5% for the period. The increase for the six month period is the result of a $204,465, or 15.8%, increase in electronic banking fees and a $652,608, or 34.2%, increase in mortgage fees. These increases were partially offset by an increase of $234,392, or 40.8%, in write downs on impaired securities, a $66,579, or 26.5%, decline in service charge income on deposit accounts and a decline in brokerage commissions of $163,433, or 33.6%, for the six month period as compared to the same period in 2011.
The higher electronic banking fee income during the 2012 periods is a result of an increased point of sale ('POS') client base which generates a larger volume of fee-based transactions.  Electronic banking income is comprised of three sources: national POS sponsorships, ATM fees, and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 90% of total electronic banking revenue. Fees from ATMs represent approximately 3% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 7% of electronic banking revenue.
Mortgage banking revenue, net of commissions paid to mortgage lenders, was $1.4 million and $2.6 million for the three and six month periods ended June 30, 2012 as compared to $1.1 million and $1.9 million for the same periods in 2011.  Origination volume increased by $22.1 million, or 16.2%, for the six month period as compared to same period in 2011.  The ability to grow revenue levels at a faster pace than volume growth for the periods is a result of a change in the commission structure of loan officers under which loan officers are now paid based on volume instead of pricing. This change was phased in during the second quarter of 2011 and resulted in lower commissions than would have been paid under the prior structure.
With interest rates at historic lows and concern about future rising rates, consumer demand for mortgage loans has increased in the first six months of 2012 as compared to the same period in 2011. When the economy strengthens, we would anticipate increased consumer demand for financing of owner-occupied, residential properties.
The decreases in brokerage commissions for the three and six month periods ended June 30, 2012, compared to the same periods in 2011 relate to the uncertainty in the financial markets which has caused a slowdown in sales that has carried over from late 2011. There is a tremendous amount of liquidity in most asset classes which could translate into increased sales as the year progresses.
Services charges on deposit accounts continue to decrease as compared to 2011 due to a decline in overdraft fee income and returned deposit fees during 2012 compared to 2011. This has been an ongoing trend over the past few years.
Other fees and commissions were $95,050 and $180,416 for the three and six month periods ended June 30, 2012 compared to $86,898 and $166,144 for the same periods in 2011. These fees have increased as a result of increased wire transfer fees and other miscellaneous fees.
We incurred a loss on securities write downs of $819,054 for the six month period ended June 30, 2012, compared to a loss of $581,662 for the same period in 2011. The write down in the six months ended June 30, 2012 was related to the write-down of two PreTSLs and one equity holding in a bank stock. The write downs in 2011 were related to 2 PreTSLs. The equity holding was deemed impaired as a result of the issuer's ongoing asset quality issues and declines in its capital strength. The PreTSLs have been written down through the income statement as the quarterly impairment analysis dictates. Impairments on trust preferred securities result from the deferral of dividends by financial institutions or complete failure of the institutions that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank's regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.
Noninterest Expense
Noninterest expenses increased $426,141, or 8.1%, and $636,084, or 6.4%, for the three and six month periods ended June 30, 2012 compared to the same periods in 2011. The increase for the periods is primarily a result of increases in salaries, professional fees and costs associated with foreclosed real estate. These increases were partially offset by reductions in employee benefits and occupancy costs.
Salaries increased by $41,182, or 2.1%, and $142,869, or 3.7%, for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011. These increases are a result of additional mortgage volume related compensation paid to mortgage production managers and mortgage operations staff. The new mortgage compensation program implemented in the second quarter of 2011 pays based upon volume instead of profitability and pricing. This change was mandated by rules related to the Dodd-Frank Act.
Employee benefits decreased $70,501, or 14.7%, and 177,893, or 15.9%, to $410,462 and $938,554 for the three and six month periods ended June 30, 2012 as compared to $480,963 and $1.1 million during the same periods in 2011. The decrease was a result of elimination of certain employee benefits at the end of the second quarter of 2011.
Occupancy expense decreased by $47,166 to $552,346 for the three months ended June 30, 2012, compared to $599,512 for the same three month period in 2011. The six month decrease was $61,616, or 5.1%. The decreases were associated with lower utility costs resulting from a mild winter in 2012 and lower maintenance costs.
Professional services were $485,777 and $850,361 for the three and six month periods ended June 30, 2012 compared to $180,736 and $372,661 for the same periods in 2011. The increases are a result of legal fees and consulting fees paid in conjunction with the merger announced on April 8, 2012. These fees for the three and six month periods ended June 30, 2012 were approximately $280,000 and $457,000, respectively. We expect that these fees will remain elevated as the Company works toward stockholder and regulatory approval of the transaction which is projected to be completed in the third or fourth quarter of 2012.
Furniture and equipment expense increased marginally by $6,598, or 4.3%, and $6,345, or 2.1%, for the three and six month periods ended June 30, 2012.
Foreclosed real estate losses, write downs and costs increased by $108,115, or 13.2%, and $209,721, or 23.4%, for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011. The increases for the periods are a result of increased write downs resulting from updated appraisals and losses on sales of foreclosed real estate resulting from our emphasis on removing properties from the balance sheet.
Other operating expenses increased $82,872, or 7.5%, and $38,958, or 1.7%, for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011. The expenses include investment banker fees of $111,000 paid in April 2012 which were offset by a six month decrease in FDIC assessments of $121,000 primarily due to changes in the assessment base and rate calculation as required by the Dodd-Frank Act. Data processing fees are also included in this total and increased by $128,000 for the six month period as a result of upgrades made to products and services.
Income Taxes
For the three and six month periods ended June 30, 2012, we recorded income tax benefits of $124,722 and $328,402 compared to income tax benefits of $495,132 and $441,665 for the three and six month periods ended June 30, 2011. The effective tax rates, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses, were (43.1)% and (44.0)% for the 2012 periods as compared to (41.5)% and (45.6)% for the 2011 periods.
LIQUIDITY AND CAPITAL EXPENDITURES
Liquidity
Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.
Our liquidity is derived primarily from our deposit base and equity capital. Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $80.7 million, or 22.4% of total assets, at June 30, 2012.
The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $55.2 million at June 30, 2012.  Of this total, management places a high probability of required funding within one year of approximately $9.7 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.
We also have external sources of funds through the Federal Reserve Bank ('FRB') and FHLB, which we can draw upon when required. We have a line of credit totaling approximately $48.8 million with the FHLB based on qualifying loans pledged as collateral.  In addition, we can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. We had $9.9 million of securities pledged at the FHLB under which the Bank could have borrowed approximately $9.6 million. Also, the Bank has $1.8 million of securities pledged at FRB under which it could have borrowed approximately $1.7 million.  Outstanding borrowings at the FHLB were $2.0 million at June 30, 2012. Fixed rate borrowings from FHLB include $170,000 maturing in 2012 and $1.9 million maturing during 2013. The interest rates on these borrowings range from 3.26% to 4.33%. Additionally, we have an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require the Bank to transfer securities pledged at the FHLB or FRB to this institution before it could borrow against this line. There was no balance outstanding under these lines at June 30, 2012. These lines bear interest at the current federal funds rate of the correspondent bank.
MARKET RISK AND INTEREST RATE SENSITIVITY
The Company's interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The Asset/Liability Management Committee of the Bank's Board of Directors (the 'ALCO') oversees our management of interest rate risk.  The objective of the management of interest rate risk is to optimize net interest income during periods of volatility as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with our liquidity, asset and earnings growth, and capital adequacy goals.

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At June 30, 2012, we are in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.
INFLATION
Inflation may be expected to have an impact on the Company's operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company's results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first six months of 2012 or 2011.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4.    CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC's rules and forms. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of June 30, 2012.
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.
PART II ' OTHER INFORMATION
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
(a)	Exhibits
	(2.1)	Agreement of Merger, dated as of April 8, 2012, between Carrollton Bancorp and Jefferson Bancorp, Inc. (incorporated by reference from the Company's Form 8-K filed with the SEC on April 10, 2012)

(2.1.1)
First Amendment to Agreement and Plan of Merger, dated as of May 7, 2012, by and among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (incorporated by reference from the Company's Form 8-K filed with the SEC on May 7, 2012)

(10.1)
Voting Agreement, dated as of April 8, 2012, among Financial Services Partners Fund I, LLC, Jefferson Bancorp and certain stockholders of Carrollton Bancorp (incorporated by reference from the Company's Form 8-K filed with the SEC on April 10, 2012)

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
CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	August 14, 2012	/s/Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	August 14, 2012	/s/Mark A. Semanie

Mark A. Semanie
Chief Financial Officer

XBRL-Only Content Section