Form 10-Q
period 2012-09-30
CARROLLTON BANCORP
filed 2012-11-13
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes ☒   No 

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  ☒

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,579,388 common shares outstanding at November 13, 2012

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$3,146,957	$2,411,319
Federal funds sold and other interest-bearing deposits	31,166,048	13,185,809
Total cash and equivalents	34,313,005	15,597,128
Federal Home Loan Bank stock, at cost	639,600	2,111,300
Investment securities:
Available for sale	20,134,229	25,470,207
Held to maturity (fair value of $2,607,915 and $3,024,217)	2,473,378	2,848,594
Loans held for sale	50,940,108	28,420,897
Loans, less allowance for loan losses of $4,908,637 and $4,858,551	245,347,053	264,190,295
Premises and equipment	6,819,861	6,660,574
Accrued interest receivable	1,219,160	1,215,060
Bank owned life insurance	5,187,471	5,081,539
Deferred income taxes	5,538,725	6,087,400
Foreclosed real estate	3,644,714	4,822,417
Other assets	2,539,330	2,854,806
	$378,796,634	$365,360,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$95,428,862	$75,020,489
Interest-bearing	242,998,151	239,972,347
Total deposits	338,427,013	314,992,836
Advances from the Federal Home Loan Bank	2,040,000	11,210,000
Accrued interest payable	40,906	50,689
Accrued pension plan	3,054,651	3,579,496
Other liabilities	2,449,062	2,883,623
	346,011,632	332,716,644

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized shares; issued and outstanding 9,201 as of September 30, 2012 and December 31, 2011 (discount of $121,365 as of September 30, 2012 and $187,564 as of December 31, 2011)	9,079,635	9,013,436
Common stock, par value $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,579,388 as of September 30, 2012 and 2,576,388 as of December 31, 2011	2,579,388	2,576,388
Additional paid-in capital	15,738,804	15,725,454
Retained earnings	9,479,961	9,886,546
Accumulated other comprehensive income	(4,092,786)	(4,558,251)
	32,785,002	32,643,573
	$378,796,634	$365,360,217

See accompanying notes to consolidated financial statement

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans	$3,843,455	$4,126,534	$11,424,668	$12,420,586
Investment securities:
Taxable	182,443	261,177	634,464	833,401
Nontaxable	73,909	76,601	224,727	230,321
Dividends	5,234	6,175	20,682	20,565
Federal funds sold and other interest-bearing deposits	12,784	5,453	39,104	7,689

Total interest income	4,117,825	4,475,940	12,343,645	13,512,562

Interest expense:
Deposits	727,081	839,013	2,211,210	2,462,550
Borrowings	26,263	110,517	134,659	480,249

Total interest expense	753,344	949,530	2,345,868	2,942,799

Net interest income	3,364,481	3,526,410	9,997,777	10,569,763

Provision for loan losses	412,158	495,010	1,092,833	2,036,828

Net interest income after provision for loan losses	2,952,323	3,031,400	8,904,944	8,532,935

Noninterest income:
Electronic banking fees	800,925	700,172	2,302,741	1,997,524
Mortgage-banking fees and gains	1,705,001	1,335,715	4,264,730	3,242,836
Brokerage commissions	143,804	182,075	467,476	669,180
Service charges on deposit accounts	84,811	117,548	269,167	368,482
Other fees and commissions	90,648	88,255	271,064	254,399
Write down of impaired securities	-	(168,384)	(819,054)	(750,046)
Security (losses) gains, net	39,783	-	40,295	(2,603)

Total noninterest income	2,864,972	2,255,381	6,796,419	5,779,772

Noninterest expenses:
Salaries	2,084,331	1,914,839	6,074,040	5,761,679
Employee benefits	369,739	352,480	1,308,292	1,468,927
Occupancy	586,573	584,304	1,722,187	1,781,534
Professional services	692,636	186,544	1,542,997	559,205
Furniture and equipment	167,558	151,091	473,601	450,789
Foreclosed real estate losses, write downs and costs	210,982	211,388	1,316,546	1,107,232
Other operating expenses	1,019,897	1,104,144	3,323,791	3,369,078

Total noninterest expenses	5,131,716	4,504,790	15,761,454	14,498,444

(Loss) Income before income taxes	685,579	781,991	(60,091)	(185,737)

Income tax (benefit) expense	263,659	277,751	(64,742)	(163,914)

Net (loss) income	421,920	504,240	4,651	(21,823)
Preferred stock dividends and discount accretion	137,079	137,078	411,236	411,235
Net (loss) income attributable to common stockholders	$284,841	$367,162	$(406,585)	$(433,058)

Basic net (loss) income per common share	$0.11	$0.14	$(0.16)	$(0.17)

Diluted net (loss) income per common share	$0.11	$0.14	$(0.16)	$(0.17)

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (Loss) Income	$421,920	$504,240	$4,651	$(21,823)

Available for sale securities with impairment write downs:
Write down of impaired securities available for sale	-	168,384	819,054	750,046
Loss (Gain) on sale of impaired securities available for sale	-	-	(497)	-
Increase (Reduction) in unrealized loss on impaired securities	7,406	(396,107)	(810,537)	(603,904)
Unrealized gains (losses) on investments in impaired securities	7,406	(227,723)	8,020	146,142
Income Tax relating to items above	(2,921)	89,827	(3,163)	(57,646)
Net Unrealized gains (losses) on investments in impaired securities	4,485	(137,896)	4,857	88,496

Available for sale securities - all other:
Unrealized gain/(loss) on securities available for sale	32,217	183,850	(10,094)	34,142
(Increase) Reduction in unrealized loss on impaired securities	(7,406)	396,107	810,537	603,904
Loss (Gain) on sale of securities available for sale	(39,783)	-	(39,798)	2,603
Unrealized gains (losses) on investments - all other	(14,972)	579,957	760,645	640,649
Income Tax relating to items above	5,906	(228,765)	(300,036)	(252,704)
Net Unrealized gains (losses) on investments - all other	(9,066)	351,192	460,609	387,945

Total comprehensive income	$417,339	$717,536	$470,117	$454,618

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2012 and 2011 (unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income
Balance December 31, 2011	$9,013,436	$2,576,388	$15,725,454	$9,886,546	$(4,558,251)
Net income	-	-	-	4,651	-
Changes in unrealized gains (losses) on available for sale securities & paid pension, net of tax	-	-	-	-	465,465
Accretion of discount associated with U.S. Treasury preferred stock	66,199	-	-	(66,199)	-
Issuance of Common Stock under 2007 Equity Plan	-	3,000	13,350	-	-
Preferred stock dividend accrued	-	-	-	(345,037)	-
Preferred stock dividend paid	-	-	-	-	-
Balance September 30, 2012	$9,079,635	$2,579,388	$15,738,804	$9,479,961	$(4,092,786)

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2012 and 2011 (unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income
Balance December 31, 2010	$8,925,171	$2,573,088	$15,713,872	$9,888,133	$(3,705,196)
Net income	-	-	-	(21,823)	-
Changes in unrealized gains (losses) on available for sale securities & paid pension, net of tax	-	-	-	-	476,441
Accretion of discount associated with U.S. Treasury preferred stock	66,199	-	-	(66,199)	-
Issuance of Common Stock under 2007 Equity Plan	-	3,300	11,582	-	-
Preferred stock dividend accrued	-	-	-	(230,024)	-
Preferred stock dividend paid	-	-	-	(115,012)	-
Balance September 30, 2011	$8,991,370	$2,576,388	$15,725,454	$9,455,075	$(3,228,755)

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011 (unaudited)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$4,651	$(21,823)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	1,092,833	2,036,828
Depreciation and amortization	545,899	549,502
Amortization of premiums and discounts	(13,125)	(34,087)
Write down of impaired securities	819,054	750,046
Loss (gain) on sale of securities	(40,295)	2,603
Loans held for sale made, net of principal sold	(22,519,211)	232,390
Loss (gain) on sale of foreclosed real estate	98	44,565
Write down of foreclosed real estate	723,456	634,473
Loss (gain) on disposal of premises and equipment	870	1,101
2007 Equity Plan stock issued	16,350	14,882
Decrease (increase) in:
Accrued interest receivable	(4,100)	81,629
Prepaid income taxes	(529,781)	546,529
Deferred income taxes	245,476	16,453
Cash surrender value of bank owned life insurance	(105,932)	(112,433)
Other assets	805,388	211,980
Increase (decrease) in:
Accrued interest payable	(9,783)	(56,950)
Deferred loan origination fees	(53,813)	(31,496)
Accrued income taxes	(590,952)	-
Accrued Pension Plan	(524,845)	-
Other liabilities	(188,646)	202,749
Net cash (used) provided by operating activities	(20,326,408)	5,068,941

Cash flows from investing activities:
Redemption of Federal Home Loan Bank stock	1,471,700	744,200
Proceeds from maturities of securities available for sale	3,334,361	3,089,338
Proceeds from maturities of securities held to maturity	376,648	1,294,781
Proceeds from sale of equity securities	2,003,216	1,800
Purchase of securities available for sale	-	(1,121,457)
Loans made, net of principal collected	16,920,231	11,261,270
Purchase of premises and equipment	(665,745)	(384,799)
Proceeds from sale of foreclosed real estate	1,337,698	914,342
Net cash provided by investing activities	24,778,109	15,799,475
Cash flows from financing activities:
Net increase (decrease) in time deposits	(4,209,408)	7,979,959
Net increase (decrease) in other deposits	27,643,584	6,468,934
Payments of Federal Home Loan Bank advances	(9,170,000)	(29,920,000)
Net decrease in other borrowed funds	-	-
Dividends paid	-	(115,012)
Net cash provided (used) by financing activities	14,264,176	(15,586,119)
Net increase in cash and cash equivalents	18,715,877	5,282,297
Cash and cash equivalents at beginning of period	15,597,128	6,662,853
Cash and cash equivalents at end of period	$34,313,005	$11,945,150

Supplemental information:
Interest paid on deposits and borrowings	$2,355,651	$2,999,750
Income taxes paid (refunded)	$816,221	$(672,314)
Transfer of loan to foreclosed real estate	$883,549	$2,426,317

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and nine months ended September 30, 2012 and 2011 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for Carrollton Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

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

The consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that will be achieved for the entire year.

Management has evaluated all significant events and transactions that occurred after September 30, 2012 through the date these financial statements were issued for potential recognition or disclosure in these financial statements.

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

On August 23, 2012 the stockholders of the Company approved the Merger. In addition, stockholders elected to redeem 1,095,932 shares of Carrollton Common Stock for the cash offer of $6.20 per share. These shares represent 42.34% of the total outstanding shares of Carrollton Common Stock as of the election date. Upon completion of the Merger this would result in the stockholders of Jefferson receiving newly issued shares of the Carrollton Common Stock representing approximately 84.12% of the total outstanding shares of Carrollton Common Stock as of the closing of the Merger

The completion of the Merger is subject to additional closing conditions, including receipt of certain regulatory approvals.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

NOTE 2 – NET INCOME PER COMMON SHARE

The calculation of net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic:
Net (loss) income	$421,920	$504,240	$4,651	$(21,823)
Net (loss) income attributable to common stockholders	284,841	367,162	(406,585)	(433,058)
Average common shares outstanding	2,579,388	2,576,388	2,577,987	2,571,074
Basic net (loss) income per common share	$0.11	$0.14	$(0.16)	$(0.17)
Diluted:
Net (loss) income	$421,920	$504,240	$4,651	$(21,823)
Net (loss) income attributable to common stockholders	284,841	367,162	(406,585)	(433,058)
Average common shares outstanding	2,579,388	2,576,388	2,577,987	2,571,074
Stock option adjustment	-	-	-	-
Average common shares outstanding - diluted	2,579,388	2,576,388	2,577,987	2,571,074
Diluted net (loss) income per common share	$0.11	$0.14	$(0.16)	$(0.17)

NOTE 3 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
September 30, 2012
Available for sale
U.S. government agency	$1,524,127	$53,201	$-	$1,577,328
Mortgage‑backed securities	9,658,969	886,058	-	10,545,027
State and municipal	6,867,161	508,656	-	7,375,817
Corporate bonds	5,078,045	-	4,717,596	360,449
	23,128,302	1,447,915	4,717,596	19,858,621
Equity securities	126,587	167,233	18,212	275,608
	$23,254,889	$1,615,148	$4,735,808	$20,134,229
Held to maturity
Mortgage‑backed securities	$1,248,378	$88,857	$-	$1,337,235
State and municipal	1,225,000	45,680	-	1,270,680
	$2,473,378	$134,537	$-	$2,607,915

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
December 31, 2011
Available for sale
U.S. government agency	$2,105,188	$107,468	$-	$2,212,656
Mortgage‑backed securities	12,180,280	974,839	29,195	13,125,924
State and municipal	7,113,029	513,695	-	7,626,724
Corporate bonds	7,793,220	45,791	5,577,761	2,261,250
	29,191,717	1,641,793	5,606,956	25,226,554
Equity securities	167,816	147,370	71,533	243,653
	$29,359,533	$1,789,163	$5,678,489	$25,470,207
Held to maturity
Mortgage‑backed securities	$1,623,594	$110,955	$-	$1,734,549
State and municipal	1,225,000	64,668	-	1,289,668
	$2,848,594	$175,623	$-	$3,024,217

As of September 30, 2012 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$-	$-	$360,449	$4,717,596	$360,449	$4,717,596
Equity securities	-	-	108,375	18,212	108,375	18,212
	$-	$-	$468,824	$4,735,808	$468,824	$4,735,808

Contractual maturities of debt securities at September 30, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
Maturing	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$194,248	$195,519	$-	$-
Over one to five years	1,686,444	1,796,836	-	-
Over five to ten years	3,736,441	4,016,495	1,225,000	1,270,680
Over ten years	7,852,200	3,304,744	-	-
Mortgage backed securities	9,658,969	10,545,027	1,248,378	1,337,235
	$23,128,302	$19,858,621	$2,473,378	$2,607,915

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Management and the Investment Committee of the Board of Directors continuously evaluate securities for possible sale due to credit quality. Any sale and reinvestment decisions will be approved by the Investment Committee.  Excluding the trust preferred securities, unrealized losses exist on two available-for-sale equity securities and total $18,212 at September 30, 2012. One of the equity securities was deemed to be impaired and we wrote the investment in this security down $38,510 through earnings during the three months ended March 31, 2012 to the market value as of March 31, 2012, to properly reflect impairment associated with this security. The fair value of the two equity securities with unrealized losses is expected to recover as the investment market for community bank stocks improves with stabilization of loan portfolios and improving economic conditions.  Management does not believe either of these securities is further impaired due to reasons of credit quality.  Accordingly, as of September 30, 2012 management believes the impairments detailed in the table above, except for the trust preferred securities described below, are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

At September 30, 2012 and December 31, 2011, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“PreTSLs”).  The market for these securities at September 30, 2012 and December 31, 2011 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new PreTSLs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities (and many securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2012 and December 31, 2011;
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

The following tables (deferral and default amounts are in thousands) lists the class, credit rating, deferrals, defaults and carrying value of the six trust preferred securities (PreTSL):

September 30, 2012
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults			Fair
			Amount	Percent	Amount	Percent	Amortized Cost	Value
IV	Mezzanine	Ca	$6,000	9.02%	$12,000	18.05%	$182,991	$126,580
XVIII	C	Ca	96,340	14.61%	109,000	16.53%	1,617,936	-
XIX	B	C	138,150	21.42%	93,500	13.84%	1,006,024	31,752
XIX	C	Ca	138,150	21.42%	93,500	13.84%	546,695	-
XXII	B-1	Caa2	168,000	13.11%	220,000	17.17%	1,724,399	202,117
XXIV	C-1	Ca	133,500	13.24%	215,800	21.40%	-	-
							$5,078,045	$360,449

December 31, 2011
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults			Fair
			Amount	Percent	Amount	Percent	Amortized Cost	Value
IV	Mezzanine	Ca	$6,000	9.02%	$12,000	18.05%	$182,991	$57,850
XVIII	C	Ca	63,140	9.47%	101,000	15.15%	1,914,659	16,195
XIX	B	C	102,900	15.83%	93,500	13.84%	1,006,347	78,007
XIX	C	Ca	102,900	15.83%	93,500	13.84%	1,030,516	6,501
XXII	B-1	Caa2	186,500	14.32%	215,000	16.52%	1,724,399	122,597
XXIV	C-1	Ca	145,500	14.43%	215,800	21.40%	-	-
							$5,858,912	$281,150

Based on qualitative considerations such as a down-grade in credit rating, defaults of underlying issuers and an analysis of expected cash flows, we determined in prior periods that three PreTSLs included in corporate bonds were other-than-temporarily impaired (OTTI). Those PreTSLs were written down in the periods in which the impairments were identified. Two of the three securities required additional adjustments and we wrote our investments in these PreTSLs down $780,544 through earnings during the three months ended March 31, 2012 to the present value of expected cash flows at March 31, 2012, to properly reflect credit losses associated with these PreTSLs. The remaining fair value of these three securities was $0 at September 30, 2012. The amortized cost of these three securities as of September 30, 2012 was $2.2 million.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the PreTSLs and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  Cash flows are projected using a forward rate LIBOR curve, as these PreTSLs are variable rate instruments.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities usually resulting from the closure of the issuer by its primary regulator.  Assumptions used in the model include expected future default rates and prepayments.

NOTE 4 – LOANS

Major classifications of loans are as follows:

	September 30,	December 31,
	2012	2011
Commercial loans:
Commercial mortgages - investor	$85,604,096	$95,463,294
Commercial mortgages – owner occupied	34,342,789	36,174,471
Construction and development	14,521,465	13,309,235
Commercial and industrial	30,916,791	38,988,466
Total commercial loans	165,385,141	183,935,466
Consumer loans:
Residential mortgages	48,693,142	48,345,794
Home equity lines of credit	35,529,187	36,151,239
Other	586,751	597,811
Total consumer loans	84,809,080	85,094,844
	250,194,221	269,030,310
Deferred costs, net	61,469	18,536
Allowance for loan losses	(4,908,637)	(4,858,551)
Net loans	$245,347,053	$264,190,295

The maturity and rate repricing distribution of the loan portfolio is as follows:

	September 30,	December 31,
	2012	2011
Repricing or maturing within one year	$124,993,893	$124,807,449
Maturing over one to five years	80,783,037	95,940,468
Maturing over five years	44,417,291	48,282,393
	$250,194,221	$269,030,310

Loan balances have been adjusted by the following deferred amounts:

	September 30,	December 31,
	2012	2011
Deferred origination costs and premiums	$685,403	$756,830
Deferred origination fees and unearned discounts	(623,934)	(738,294)
Net deferred costs (fees)	$61,469	$18,536

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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30,	December 31,
	2012	2011
Commercial loans:
Commercial mortgages - investor	$302,121	$1,137,226
Commercial mortgages – owner occupied	-	-
Construction and development	-	-
Commercial and industrial	72,403	1,726,776
Consumer loans:
Residential mortgages	951,408	606,533
Home equity lines of credit	90,701	489,961
Other	-	-
Total	$1,416,633	$3,960,496
Unrecorded interest on nonaccrual loans	$59,298	$141,267
Interest income recognized on nonaccrual loans	$17,277	$162,015

Past due loans, segregated by age and class of loans, as of September 30, 2012 were as follows:

		Loans				Accruing
	Loans	90 or More				Loans 90 or
	30-89 Days	Days	Total Past	Current		More Days
	Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages – investor	$2,916,027	$201,967	$3,117,994	$82,486,102	$85,604,096	$-
Commercial mortgages – owner occupied	3,750,760	-	3,750,760	30,592,029	34,342,789	-
Construction and development	-	-	-	14,521,465	14,521,465	-
Commercial and industrial	72,222	195,790	268,012	30,648,779	30,916,791	123,386
Consumer loans:
Residential mortgages	1,434,945	951,406	2,386,351	46,306,791	48,693,142	-
Home equity lines of credit	26,997	90,701	117,698	35,411,489	35,529,187	-
Other	2,107	-	2,107	584,644	586,751	-

Total	$8,203,058	$1,439,864	$9,642,922	$240,551,299	$250,194,221	$123,386

One nonaccrual loan with a balance totaling $100,154 was current in its payments as of September 30, 2012.

Past due loans, segregated by age and class of loans, as of December 31, 2011 were as follows:

		Loans				Accruing
	Loans	90 or More				Loans 90 or
	30-89 Days	Days	Total Past	Current		More Days
	Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages – investor	$-	$1,020,766	$1,020,766	$94,442,528	$95,463,294	$-
Commercial mortgages – owner occupied	-	-	-	36,174,471	36,174,471	-
Construction and development	-	-	-	13,309,235	13,309,235	-
Commercial and industrial	-	1,726,776	1,726,776	37,261,690	38,988,466	-
Consumer loans:						-
Residential mortgages	1,698,602	606,533	2,305,135	46,040,659	48,345,794	-
Home equity lines of credit	203,503	268,809	472,312	35,678,927	36,151,239	-
Other	-	-	-	597,811	597,811	-

Total	$1,902,105	$3,622,884	$5,524,989	$263,505,321	$269,030,310	$-

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

Impaired loans are defined as loans that have been assessed for impairment and have been determined to either need a write down or specific reserve.

Impaired loans as of September 30, 2012, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial loans:
Commercial mortgages – investor	$1,211,970	$-	$1,211,970	$1,211,970	$132,468	$1,314,364
Commercial mortgages – owner occupied	2,335,217	-	2,335,217	2,335,217	614,466	2,339,559
Construction and development	945,998	-	945,998	945,998	104,000	945,968
Commercial and industrial	-	-	-	-	-	-
Consumer loans:
Residential mortgages	835,515	-	835,515	835,515	221,271	834,220
Home equity lines of credit	245,221	-	245,221	245,221	170,425	244,821
Other	-	-	-	-	-	-
Total	$5,573,921	$-	$5,573,921	$5,573,921	$1,242,630	$5,678,932

At September 30, 2012, the Company had twelve impaired loans totaling approximately $5.6 million.  Eight impaired loans totaling $5.1 million were not past due on September 30, 2012; $462,049 of the impaired loans were classified as non-accrual loans. During the nine months ended September 30, 2012, the Company received  interest payments on impaired loans of $17,277, all of which was applied to reduce principal.

Impaired loans as of December 31, 2011, are set forth in the following table.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial loans:
Commercial mortgages – investor	$1,025,168	$-	$1,025,168	$1,025,168	$135,668	$1,031,792
Commercial mortgages – owner occupied	2,343,293	-	2,343,293	2,343,293	606,543	2,348,107
Construction and development	-	-	-	-	-	-
Commercial and industrial	1,726,776	-	1,726,776	1,726,776	329,957	1,730,124
Consumer loans:				-
Residential mortgages	504,138	-	504,138	504,138	119,418	506,529
Home equity lines of credit	284,574	-	284,574	284,574	179,574	285,211
Other	-	-	-	-	-	-
Total	$5,883,949	$-	$5,883,949	$5,883,949	$1,371,160	$5,901,763

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

Nonperforming assets and loans past due 90 days or more but accruing interest were as follows:

	September 30,	December 31,	September 30,
	2012	2011	2011
Nonaccrual loans	$1,416,633	$3,960,496	$5,714,626
Restructured loans	8,560,456	8,460,654	8,370,810
Foreclosed real estate	3,644,714	4,822,417	5,342,488
Total nonperforming assets	$13,621,803	$17,243,567	$19,427,924

Accruing loans past-due 90 days or more	$123,386	$-	$-

As of September 30, 2012, five restructured notes totaling $915,106 are included in nonaccrual loans. All other restructured notes are paying in accordance with the terms of the agreement and remain on accrual status.

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

Troubled debt restructurings as of September 30, 2012 and December 31, 2011 are set forth in the following table:

	September 30,	December 31,
	2012	2011
Commercial loans:
Commercial mortgages – investor	$2,895,730	$2,950,361
Commercial mortgages – owner occupied	1,786,805	1,786,805
Construction and development	-	-
Commercial and industrial	-	-
Consumer loans:
Residential mortgages	4,323,605	4,038,982
Home equity lines of credit	469,422	467,482
Other	-	-
Deferred costs, net	-	-
Total	$9,475,562	$9,243,630

Loans restructured for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Commercial loans:
Commercial mortgages – investor	$-	$-	$-	$388,000
Commercial mortgages – owner occupied	-	-	-	-
Construction and development	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer loans:
Residential mortgages	-	186,530	854,984	186,530
Home equity lines of credit	-	-	-	-
Other	-	-	-	-
Total	$-	$186,530	$854,984	$574,530

Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loans reach non-accrual status.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  Certain troubled debt restructurings are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.  As of September 30, 2012, there are 4 restructured loans totaling $814,952 that are more than 30 days past due. All of the past due loans are classified as non-accrual loans. There is one loan totaling $100,154 that is current but is classified as a non-accrual loan.

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

Risk Rating 1:  Prime

Loans with a 1 risk rating are assets of high liquidity and minimal or very low risk.  They are well structured loans to entities of unquestioned financial stature and credit strength.  Borrowers possess a record of performance on past obligations which is long and unblemished.  Loans so rated also include credit to a reasonably strong borrower fully and appropriately secured by liquid collateral of unquestioned value, such as bank certificates of deposit or savings accounts.

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

The following table presents the balances of classified loans by class of commercial loan as of September 30, 2012 and December 31, 2011. Classified loans include loans in Risk Grades 5, 6, 7, 8 and 9. The Company has no loans with a risk rating of 8 or 9 as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$381,998	$-	$4,430,117	$4,812,115
Commercial mortgages – owner occupied	250,316	608,768	2,084,901	2,943,985
Construction and development	-	362,640	945,998	1,308,638
Commercial and industrial	2,216,488	315,443	195,789	2,727,720
Total	$2,848,802	$1,286,851	$7,656,805	$11,792,458

	December 31, 2011
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$5,427,985	$-	$2,904,638	$8,332,623
Commercial mortgages – owner occupied	556,488	620,280	1,786,805	2,963,573
Construction and development	3,402,457	-	-	3,402,457
Commercial and industrial	1,397,684	2,223,748	1,814,750	5,436,182
Total	$10,784,614	$2,844,028	$6,506,193	$20,134,835

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. The amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The following table details charge-offs, recoveries and the provision for loan losses for the nine month periods ended September 30, 2012 and 2011 and the allocation of the allowance for loan losses by portfolio as of September 30, 2012 and 2011 and December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance				Allowance
	12/31/2011	Charge-offs	Recoveries	Provision	9/30/2012
Commercial loans:
Commercial mortgages – investor	$967,668	$(14,289)	$-	$(30,594)	$922,785
Commercial mortgages – owner occupied	772,429	(121,276)	28,619	109,104	788,876
Construction and development	1,366,014	-	-	(59,846)	1,306,168
Commercial and industrial	613,792	(255,168)	6,548	142,501	507,673
Consumer loans:
Residential mortgages	661,408	(568,708)	578	916,221	1,009,499
Home equity lines of credit	455,276	(158,446)	39,135	25,741	361,706
Other	21,964	-	260	(10,294)	11,930
Total	$4,858,551	$(1,117,887)	$75,140	$1,092,833	$4,908,637

	Allowance				Allowance
	12/31/2010	Charge-offs	Recoveries	Provision	9/30/2011
Commercial loans:
Commercial mortgages – investor	$1,073,448	$(290,693)	$-	$101,399	$884,154
Commercial mortgages – owner occupied	460,914	(235,455)	-	590,990	816,449
Construction and development	1,112,103	(972,473)	-	1,318,752	1,458,382
Commercial and industrial	754,770	(16,320)	12,151	(143,551)	607,050
Consumer loans:
Residential mortgages	821,197	(184,657)	14,650	40,734	691,924
Home equity lines of credit	243,119	(168,911)	76,765	119,412	270,385
Other	15,685	(8,664)	275	9,092	16,388
Total	$4,481,236	$(1,877,173)	$103,841	$2,036,828	$4,744,732

Loans with a balance of approximately $107.9 million and $112.6 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of September 30, 2012 and December 31, 2011, respectively.

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

There was no stock option based compensation expense recognized during the first nine months of 2012 or 2011. As of September 30, 2012, there was no unrecognized stock option expense related to nonvested stock options.

      Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years) or the fair value of common stock on the date of issuance.

NOTE 6 – DEFINED BENEFIT PENSION PLAN

Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004. During the nine months ended September 30, 2012 and 2011, the Company recognized net periodic costs for this plan of $182,476 and $102,761, respectively.  The Company contributed $707,321 and $48,180 respectively, to the plan during the nine months ended September 30, 2012 and 2011.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of September 30, 2012 the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	September 30,	December 31,	September 30,
	2012	2011	2011
Loan commitments	$17,327,741	$11,861,878	$14,288,872
Unused lines of credit	42,583,714	40,822,933	40,077,628
Letters of credit	764,758	624,919	436,360

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

The Treasury’s current consent was required for any increase in the common dividends per share until February 13, 2012, unless prior to such date, the Series A preferred stock is redeemed in whole or the Treasury had transferred all of the Series A Preferred Stock to third parties.

The Company previously notified Treasury that it would not make the quarterly dividend payments on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due after February 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has deferred six quarterly dividend payments since February 15, 2011. As a result, as of September 30, 2012, the Company is $690,075 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.

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

Impaired loans and foreclosed real estate:  Nonrecurring fair value adjustments to loans and foreclosed real estate reflect full or partial write-downs that are based on the loan’s or foreclosed real estate’s observable market price or current appraised value of the collateral. Since the market for impaired loans and foreclosed real estate is not active, loans or foreclosed real estate subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans or foreclosed real estate are classified as Level 2.  If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans or foreclosed real estate subjected to nonrecurring fair value adjustments are typically classified as Level 3 because Level 3 inputs are significant to the fair value measurement.

The following table represents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	value
September 30, 2012
Available for sale
U.S. government agency	$-	$1,577,328	$-	$1,577,328
Mortgage‑backed securities	-	10,545,027	-	10,545,027
State and municipal	-	7,375,817	-	7,375,817
Corporate bonds	-	-	360,449	360,449
	-	19,498,172	360,449	19,858,621
Equity securities	275,608	-	-	275,608
	$275,608	$19,498,172	$360,449	$20,134,229

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	value
December 31, 2011
Available for sale
U.S. government agency	$-	$2,212,656	$-	$2,212,656
Mortgage‑backed securities	-	13,125,924	-	13,125,924
State and municipal	-	7,626,724	-	7,626,724
Corporate bonds	-	1,980,100	281,150	2,261,250
	-	24,945,404	281,150	25,226,554
Equity securities	243,653	-	-	243,653
	$243,653	$24,945,404	$281,150	$25,470,207

During the first three months of 2012, the Company recognized $819,054 of other-than-temporary impairment charges related to two debt securities and one equity security issued by financial institutions. There were no impairment charges recognized in the three month period ended September 30, 2012.

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30,
	2012	2011
Balance, beginning of period	$281,150	$373,542
Total gains (losses) realized and unrealized:
Included in earnings	(780,544)	(581,662)
Included in other comprehensive income	859,843	487,702
Transfer to (from) Level 3	-	-
Balance, end of period	$360,449	$279,582

Certain other assets are measured at fair value on a nonrecurring basis.  Adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first nine months of 2012 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	Carrying Value at September 30, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$50,940,108	$-	$50,940,108	$-
Impaired loans	4,331,291	-	4,331,291	-
Foreclosed real estate	3,644,714	-	3,644,714	-

During the first nine months of 2012, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Losses related to loans of $1.1 million were recognized as charge-offs for loan losses. There were $98 of net losses on the sale of foreclosed real estate properties; in addition, there were write-downs of $723,456 on properties that remain in foreclosed real estate.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2012		December 31, 2011
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
Financial assets
Level 2 inputs:
Cash and cash equivalents	$34,313,005	$34,313,005	$15,597,128	$15,597,128
Investment securities held to maturity	2,473,378	2,607,915	2,848,594	3,024,217
Loans held for sale	50,940,108	50,989,112	28,420,897	28,466,856
Accrued interest receivable	1,219,160	1,219,160	1,215,060	1,215,060
Bank owned life insurance	5,187,471	5,187,471	5,081,539	5,081,539
Level 3 inputs:
Federal Home Loan Bank stock	639,600	639,600	2,111,300	2,111,300
Loans, net	245,347,053	251,954,004	264,190,295	271,476,390
Financial liabilities
Level 2 inputs:
Noninterest‑bearing deposits	$95,428,862	$99,360,531	$75,020,489	$75,020,489
Interest‑bearing deposits	242,998,151	246,125,780	239,972,347	243,699,338
Advances from the Federal Home Loan Bank	2,040,000	2,068,968	11,210,000	11,383,000
Accrued interest payable	40,906	40,906	50,689	50,689

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans, strategies, objectives and intentions and the anticipated results thereof, the anticipated merger with Jefferson Bancorp, the expected timing thereof and our belief that the merged entity will be larger, better capitalized and better equipped to compete, lower professional service fees going forward, anticipated funding of commitments to extend credit and unused lines of credit, potential losses from off-balance sheet arrangements, taking advantage of opportunities emerging as the business environment clarifies and improves and upon closing of the pending merger, increased loan demand in the future, increased asset sales and the implied impact on brokerage commissions as consumer confidence improves, the recovery of fair value of available-for sale securities, the allowance for loan losses, anticipated increases in the value of trust preferred securities held in our investment portfolio as the economy improves, liquidity sources and the impact of the outcome of pending legal proceedings,  are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things:

(i) the risk that necessary regulatory approvals for the merger will not be obtained; (ii) our businesses may not be integrated into Jefferson Bancorp successfully or such integration may be more difficult, time-consuming or costly than expected; (iii) expected revenue synergies and cost savings from the merger may not be fully realized, or realized within the expected timeframe; (iv) disruption in our and Jefferson Bancorp’s businesses and operations as a result of the pendency of the merger; (v) revenues following the merger may be lower than expected; (vi) customer and employee relationships and business operations may be disrupted by the merger; (vii) the ability to complete the merger may be more difficult, time-consuming or costly than expected, or the merger may not be completed at all; (viii) unexpected changes or further deterioration in the housing market or in general economic conditions in our market area and Jefferson Bancorp’s market area, or a slowing economic recovery; (ix) unexpected changes in market interest rates or monetary policy; (x) the impact of new governmental regulations that might require changes in our and Jefferson Bancorp’s business model; (xi) changes in laws, regulations, policies and guidelines impacting our ability to collect on outstanding loans or otherwise negatively impacting our and Jefferson Bancorp’s business; (xiii) higher than anticipated loan losses or the insufficiency of the allowance for loan losses; (xiv) changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect us or Jefferson Bancorp specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); and (xv) other risks described in this report, in the Company’s 2011 Form 10-K and in our other filings with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  We undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents that we file from time to time with the SEC.

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

 We reported net income of $421,920 and $4,651 for the three and nine month periods ended September 30, 2012, compared to net income of $504,240 for the three month period ended September 30, 2011 and a net loss of  $21,823 for the nine month period ended September 30, 2011.  Net income available to common stockholders was $284,841 ($0.11 per diluted share) and $367,162 ($0.14 per diluted share) for the three month periods ended September 30, 2012 and 2011, respectively.  Net loss attributable to common stockholders of $406,585 ($0.16 loss per diluted share) for the nine months ended September 30, 2012 compares to a  net loss attributable to common stockholders of $433,058 ($0.17 loss per diluted share) for the nine month period ended September 30, 2012.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net (loss) income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three and nine month periods ended September 30, 2012 was 0.46% and 0.00% compared to a return on average assets of 0.54% for the three months ended September 30, 2011 and a loss on average assets of 0.01% for the nine months ended September 30, 2011. Return on average equity, the quotient of net (loss) income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the three and nine month periods ended September 30, 2012 was 5.13% and 0.02% compared to return on average equity of 6.01% for the three month period ended September 30, 2011 and a loss on average equity of 0.09% for the nine month period ended September 30, 2011.

Net interest income decreased $161,929, or 4.6%, for the three month period ended September 30, 2012, compared to the same period in 2011, while our net interest margin declined to 3.86% for the three month period from 3.97% for the three months ended September 30, 2011. For the nine month period ended September 30, 2012, net interest income decreased $571,986, or 5.41%, compared to the same period in 2011, while our net interest margin declined to 3.88% for the nine month period from 4.00% for the nine months ended September 30, 2011. Net interest margin, a profitability measure, is the dollar difference between interest income from earning assets, including loans and investments, and interest expense paid on deposits and other borrowings, expressed as a percentage of average earning assets. The decline in net interest income for the three and nine month periods is a result of the decline in average interest earning assets and the decline in the net interest margin. The decline in net interest margin for the three and nine month periods is a result of a shift in the mix of earning assets towards a heavier weighting in lower yielding more liquid assets. This trend is consistent with the overall market in which loan yields are very low and liquidity is in excess supply. Management is trying to mitigate this negative trend by reducing excess liquidity and higher cost deposits while also seeking lending opportunities with strong credit profiles and higher yields.

The decline in operating results for the three month period, as compared to the same period in 2011, is a result of multiple factors including the previously discussed decrease in net interest income and a $626,926 increase in noninterest expenses associated with merger related costs and higher salaries resulting from increased mortgage production. These negative factors are partially offset by a lower provision for loan losses and higher noninterest income generated by the Company’s mortgage and electronic banking divisions.

The slight improvement in operating results for the nine month period, as compared to the same period in 2011, is a result of the same factors as the three month period.

No dividends were declared or paid to common stockholders during the first nine months of 2012 or 2011 as we continue the suspension of dividends in recognition of our limited earnings during recent periods.

CURRENT STRATEGY

Our Board of Directors and senior management continue to employ a strategy designed to strengthen the balance sheet and improve operating results by improving asset quality, reducing higher cost funding sources, and pursuing operating efficiencies through the use of technology and strategic partners. The objective is to sustain the progress that has been made over the past two years and continue to strengthen our overall foundation during these difficult and uncertain economic times in order to take advantage of opportunities that we expect will emerge as the business environment clarifies and improves and upon completion of the proposed merger.

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

Note, however, that this is our business strategy as it stands today, and certain aspects of our strategy may change after closing of the merger.

Our effort to improve net interest margin by reducing balance sheet liquidity and high cost funding sources has run its course with a net interest margin dropping to 3.88% for the nine months ended September 30, 2012 compared to 4.00% for the nine months ended September 30, 2011.

Our efforts to reduce non-performing assets appear to be taking hold, as has our goal of improving operating efficiencies after excluding merger related costs. The reduction of non-performing assets is subject to the market conditions associated with the commercial real estate market, while operating efficiencies have been focused on prudently reducing operating expenses while growing the business within the constraints of our capital base.

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

The proposed merger continues to move through the regulatory approval process. The Carrollton stockholders approved the terms of the merger at a special meeting held on August 23, 2012.

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

Investment securities decreased $5.7 million, or 20.2%, to $22.6 million at September 30, 2012, from $28.3 million at December 31, 2011. The decrease is primarily the result of principal paydowns and calls on debt securities. Management continues to look for opportunities to use liquidity from maturing investments to reduce our use of high cost certificates of deposit and borrowed funds. Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk.

Loans Held for Sale

Loans held for sale increased by $22.5 million, or 79.2%, from $28.4 million at December 31, 2011, to $50.9 million at September 30, 2012. Generally, loans originated with the intention of being sold to a third party remain on our balance sheet for approximately 45 days, meaning that this figure is impacted by the number of loans originated in such period. In this regard, during August and September 2012, loans originated with the intention of being sold totaled $76.1 million compared to $47.3 million during November and December 2011. Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Gross loans, excluding loans held for sale, decreased 7.0% to $250.2 million at September 30, 2012 compared to $269.0 million at December 31, 2011, resulting from weak loan demand as businesses continue to limit borrowing to expand their operations during the continued sluggish and uncertain economy.

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

At September 30, 2012, we had 12 impaired loans totaling approximately $5.6 million, four of which have been classified as nonaccrual.  The valuation allowance for impaired loans was $1.2 million as of September 30, 2012.

The following table provides information concerning non-performing assets and past due loans at the dates indicated:

	September 30,	December 31,	September 30,
	2012	2011	2011
Nonaccrual loans	$1,416,633	$3,960,496	$5,714,626
Restructured loans	8,560,456	8,460,654	8,370,810
Foreclosed real estate	3,644,714	4,822,417	5,342,488
Total nonperforming assets	$13,621,803	$17,243,567	$19,427,924

Accruing loans past-due 90 days or more	$123,386	$-	$-

As of September 30, 2012, four restructured notes totaling $814,952 are more than 90 days past due and are included in nonaccrual loans. In addition, one restructured note totaling $100,154 is current on payments but is included in nonaccrual loans. All other restructured notes are paying in accordance with the terms of the agreement, and remain on accrual status.

While the level of nonperforming assets has declined, they continue to have a negative impact on earnings as the economy is showing only marginal improvement and real estate values remain depressed. Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment. The continued success in reducing non-performing assets will ultimately be dependent on continued management diligence and improvement in the economy and the real estate market.

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

The allowance for loan losses was $4.9 million at September 30, 2012, which was 1.96% of loans compared to $4.9 million at December 31, 2011, which was 1.81% of loans.  During the first nine months of 2012, we experienced net chargeoffs of $1.0 million compared to net chargeoffs of $1.8 million during the same period of 2011.  The annualized ratio of net loan losses to average loans outstanding was 0.35% and 0.54% for the three and nine months ended September 30, 2012 compared to the net loan loss ratio of 0.83% and 0.84% for the three and nine month periods of 2011. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans, excluding loans held for sale, and foreclosed real estate decreased to 5.41% at September 30, 2012, compared to 6.30% at December 31, 2011. The increase in the allowance for loan losses recognizes the weakness in collateral values for problem loans. This creates a need for an increase in specific reserves even as the Company has been able to work through historical problems while having fewer loans migrate into nonperforming status.

The following table shows the activity in the allowance for loan losses during the periods indicated:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2012	2011	2011

Allowance for loan losses - beginning of period	$4,858,551	$4,481,236	$4,481,236
Provision for loan losses	1,092,833	2,036,828	2,156,626
Charge-offs	(1,117,887)	(1,877,173)	(1,892,084)
Recoveries	75,140	103,841	112,773
Allowance for loan losses - end of period	$4,908,637	$4,744,732	$4,858,551

Funding Sources

Deposits

Total deposits increased by $23.4 million, or 7.4%, to $338.4 million as of September 30, 2012, from $315.0 million as of December 31, 2011.  Our successful efforts to attract additional deposits, particularly from the small and mid-sized business segments, are evidenced by growth in demand deposits which increased by $20.4 million, or 27.2%, to $95.4 million as of September 30, 2012 compared to $75.0 million at December 31, 2011. Interest-bearing accounts, excluding certificate of deposit accounts, increased by $7.2 million to $114.5 million at September 30, 2012, compared to $107.2 million at December 31, 2011. Certificate of deposit accounts decreased by 3.2% from $132.7 million at December 31, 2011 to $128.5 million at September 30, 2012.

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to Federal Deposit Insurance Corporation (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At September 30, 2012, we had $21.9 million in CDARS through the reciprocal deposit program compared to $18.2 million at December 31, 2011. We did not have any non-reciprocal deposits in the CDARS program as of September 30, 2012, or as of December 31, 2011.

Borrowings

Total borrowings decreased $9.2 million, or 81.8%, to $2.0 million at September 30, 2012 compared to $11.2 million at the end of 2011. The decrease in borrowings is a result of repaying Federal Home Loan Bank (“FHLB”) advances.  We were able to reduce these borrowings as a result of the increase in total deposits of $23.4 million and paydowns in the securities and loan portfolios during the period, which resulted in our requiring fewer borrowings as of September 30, 2012.

All borrowings at September 30, 2012 and December 31, 2011 consisted of advances from the FHLB. As of September 30, 2012, outstanding advances included two fixed rate credit loans totaling $2.0 million with maturities of greater than 30 days. The latest maturity date is June 2013. These advances carry interest rates ranging from 3.26% to 4.33%.  At December 31, 2011, outstanding advances included four fixed rate credit loans totaling $11.2 million with the latest maturity date of June 2013.

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

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level based on its regulator’s assessment of its risk profile. As of September 30, 2012 and December 31, 2011, the Company is considered well capitalized.  The Bank also exceeded the FDIC required minimum capital levels to be considered well capitalized at those dates.  Management knows of no conditions or events that would change this classification.

The following table summarizes the Company’s capital ratios at the dates indicated:

			Minimum
	September 30,	December 31,	Regulatory	To Be Well
	2012	2011	Requirements	Capitalized
Risk-based capital ratios:
Tier 1 capital	11.08%	10.59%	4.00%	6.00%
Total capital	12.35%	11.87%	8.00%	10.00%
Tier 1 leverage ratio	9.55%	9.75%	4.00%	5.00%

Total stockholders’ equity increased 0.4%, or $141,429, during the nine months ended September 30, 2012 compared to December 31, 2011, increasing to $32.8 million at September 30, 2012. The increase was due to a reduction in the unrealized loss on available for sale securities, net of tax, of $465,465 and our net income of $4,651 which was partially offset by dividends accrued on preferred stock of $345,037.

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

Net interest income decreased by $161,929, or 4.6%, and $571,986, or 5.4%, for the three and nine months ended September 30, 2012. Net interest margin, which represents the annualized percentage of net interest income as compared to average interest earning assets, declined to 3.86% and 3.88% for the three and nine month periods ended September 30, 2012 as compared to 3.97% and 4.00% for the same periods in 2011.

Total interest income decreased $358,115, or 8.0%, and $1.2 million, or 8.7%, for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. Interest and fee income on loans decreased $283,079, or 6.9%, for the three month period ended September 30, 2012 and $995,918, or 8.0%, for the nine month period ended September 30, 2012 as compared to the comparable periods in 2011. The decreases for the periods are a result of a decline in average loans outstanding from $307.0 million for the nine months ended September 30, 2011 to $288.0 million for the same period in 2012 and lower margins, as discussed above. The decrease in average balances is a result of management’s decision to manage capital ratios through the careful reduction of assets.

 Interest income from investment securities, overnight investments, and interest-bearing deposits was $274,370 and $918,977 for the three and nine month periods ended September 30, 2012, compared to $349,406 and $1.1 million for the same periods in 2011.  The average investment portfolio decreased 17.3%, or $6.1 million, for the nine month period ended September 30, 2012 as compared to the same period in 2011. The overall yield on investments decreased from 4.02% for the nine month period ended September 30, 2011 to 3.92% for the comparable period in 2012.  The decline in the investment portfolio resulted from management’s decision to shrink the balance sheet by using cash flow from investments to reduce high-cost borrowings. The decrease in yields resulted from maturities and calls of securities that carried higher yields than the securities remaining in our portfolio. The yield on Federal funds sold and other interest-bearing deposits increased to 0.21% for the first nine months of 2012 compared to 0.13% for the same period in 2011.  The increase in the yield on Federal funds sold and other interest-bearing deposits is primarily related to the increase in excess reserves held with the Federal Reserve, which paid a higher rate than other correspondent banks during both periods. The increase in the dividend rate on Federal Home Loan Bank stock to 1.91% for the nine months ended September 30, 2012 from 0.84% in 2011 is a result of improvement in the FHLB’s capital positions which allowed it to increase dividends to members.

Interest expense decreased $196,186, or 20.7%, for the three month period ended September 30, 2012 and $596,931, or 20.3%, for the nine month period ending September 30, 2012 as compared to the same periods in 2011.  The primary reasons for the decreases are a reduction in the cost of interest-bearing liabilities and a reduction in the overall level of interest bearing liabilities. The cost of interest-bearing liabilities decreased to 1.27% for the nine month period ended September 30, 2012 compared to 1.47% for the same period in 2011.  The decrease in the cost of interest-bearing liabilities was primarily related to management’s continuing focus on reducing high-cost certificates of deposit and borrowings. The cost of average interest-bearing deposits for the nine month period ended September 30, 2012 declined to 1.22% from 1.38% for the comparable period in 2011. Also contributing to the decrease in interest expense during the 2012 periods was a decrease in the nine month average of certificates of deposit of $8.2 million, or 5.8%, and a decrease in the nine month average of borrowed funds to $5.0 million, from $28.4 million for the same period in 2011.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$25,375,238	$39,104	0.21%	$7,686,083	$7,689	0.13%
Federal Home Loan Bank stock	1,444,767	20,651	1.91%	3,162,682	19,905	0.84%
Investment securities:
U.S. government agency	1,866,069	64,098	4.59%	1,852,558	71,507	5.16%
State and municipal	8,179,200	225,176	3.68%	8,355,925	230,751	3.69%
Mortgage backed securities	12,451,244	519,941	5.58%	16,781,652	691,428	5.51%
Corporate bonds	6,295,885	49,976	1.06%	8,086,570	70,037	1.16%
Other	475,136	31	0.01%	296,408	659	0.30%
	29,267,534	859,222	3.92%	35,373,113	1,064,382	4.02%
Loans:
Commercial and industrial	27,432,185	1,028,813	5.01%	47,713,366	1,768,918	4.96%
Residential mortgage (a)	115,819,568	3,913,850	4.51%	114,821,373	4,189,149	4.88%
Commercial mortgage and construction	144,191,882	6,435,379	5.96%	143,875,688	6,416,381	5.96%
Installment	599,051	46,626	10.40%	587,909	46,138	10.49%
	288,042,686	11,424,668	5.30%	306,998,336	12,420,586	5.41%
Total interest earning assets	344,130,225	12,343,645	4.79%	353,220,214	13,512,562	5.11%
Noninterest bearing cash	3,206,768			3,055,408
Premises and equipment	6,761,912			7,024,910
Other assets	19,153,724			19,071,901
Allowance for loan losses	(4,905,436)			(4,658,474)
Unrealized gains (losses) on available for sale securities, net	(3,356,394)			(4,437,885)
	$364,990,799			$373,276,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Savings and NOW	$59,163,051	$81,412	0.18%	$55,055,426	$100,011	0.24%
Money market	50,391,552	202,648	0.54%	43,402,584	229,663	0.71%
Certificates of deposit	132,386,775	1,927,150	1.94%	140,598,641	2,132,876	2.03%
	241,941,378	2,211,210	1.22%	239,056,651	2,462,550	1.38%
Borrowed funds	5,047,828	134,659	3.56%	28,449,904	480,249	2.26%
Total interest bearing liabilities	246,989,206	2,345,869	1.27%	267,506,555	2,942,799	1.47%
Noninterest bearing deposits	80,399,078			69,684,333
Other liabilities	5,100,734			2,597,965
Stockholders' equity	32,501,781			33,487,221
Total liabilities and stockholders' equity	$364,990,799			$373,276,074
Net interest margin (b)	$344,130,225	$9,997,776	3.88%	$353,220,214	$10,569,763	4.00%

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

We recorded a provision for loan losses of $412,158 and $1.1 million for the three and nine month periods ended September 30, 2012 compared to $495,010 and $2.0 million for the same periods in 2011.  The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans, excluding loans held for sale, and foreclosed real estate decreased to 5.41% at September 30, 2012, compared to 6.30% at December 31, 2011. The decrease in the provision for the three and nine month periods is a result of a decrease in non-performing loans and some reduction in the migration of loans into nonperforming status.

Noninterest Income

Noninterest income for the three months ended September 30, 2012 was $2.9 million compared to $2.3 million for the same period in 2011, representing an increase of $609,591, or 27.0% for the period. The increase for the three month period is the result of a $168,384 write down on impaired securities in the 2011 period for which there was no comparable charge during the three months ended September 30, 2012 as well as  a $100,753, or 14.4%, increase in electronic banking fees and a $369,286, or 27.6%, increase in mortgage fees. These increases were partially offset by a $32,737, or 27.9%, decline in service charge income on deposit accounts and a decline in brokerage commissions of $38,271, or 21.0%, for the three month period as compared to the same period in 2011.

Noninterest income for the nine months ended September 30, 2012 was $6.8 million compared to $5.8 million for the same period in 2011, representing an increase of $1.0 million, or 17.6% for the period. The increase for the nine month period is the result of a $305,217, or 15.3%, increase in electronic banking fees and a $1.0 million, or 31.5%, increase in mortgage fees. These increases were partially offset by an increase of $69,008, or 9.2%, in write downs on impaired securities, a $99,315, or 27.0%, decline in service charge income on deposit accounts and a decline in brokerage commissions of $201,704, or 30.1%, for the nine month period as compared to the same period in 2011.

The higher electronic banking fee income during the 2012 periods is a result of an increased point of sale (“POS”) client base which generates a larger volume of fee-based transactions.  Electronic banking income is comprised of three sources: national POS sponsorships, ATM fees, and check card fees.  The Company sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 90% of total electronic banking revenue. Fees from ATMs represent approximately 3% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 7% of electronic banking revenue.

Mortgage banking revenue, net of commissions paid to mortgage lenders, was $1.7 million and $4.3 million for the three and nine month periods ended September 30, 2012 as compared to $1.3 million and $3.2 million for the same periods in 2011.  Origination volume increased by $62.2 million, or 29.6%, for the nine month period as compared to same period in 2011.

With interest rates at historic lows and concern about future rising rates, consumer demand for mortgage loans has increased in the first nine months of 2012 as compared to the same period in 2011. When the economy strengthens, we would anticipate increased consumer demand for financing of owner-occupied, residential properties.

The decreases in brokerage commissions for the three and nine month periods ended September 30, 2012, compared to the same periods in 2011 relate to the uncertainty in the financial markets which has caused a slowdown in sales that has carried over from late 2011. There is a tremendous amount of liquidity in most asset classes which could translate into increased sales as consumer confidence improves.

Services charges on deposit accounts continue to decrease as compared to 2011 due to a decline in overdraft fee income and returned deposit fees during 2012 compared to 2011. This has been an ongoing trend over the past few years.

Other fees and commissions were $90,648 and $271,064 for the three and nine month periods ended September 30, 2012 compared to $88,255 and $254,399 for the same periods in 2011. These fees have increased as a result of increased wire transfer fees and other miscellaneous fees.

We incurred a loss on securities write downs of $819,054 for the nine month period ended September 30, 2012, compared to a loss of $750,046 for the same period in 2011. The write down in the nine months ended September 30, 2012 was related to the write-down of two PreTSLs and one equity holding in a bank stock. The write downs in 2011 were related to 2 PreTSLs and three bank stock investments. The bank stock investments were deemed impaired as a result of the issuers’ ongoing asset quality issues and declines in its capital strength. The PreTSLs have been written down through the income statement as the quarterly impairment analysis dictates. Impairments on trust preferred securities result from the deferral of dividends by financial institutions or complete failure of the institutions that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Noninterest Expense

Noninterest expenses increased $626,926, or 13.9%, and $1.3 million, or 8.7%, for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. The increase for the three month period is primarily a result of increases in salaries, employee benefits and professional fees.   The increase for the nine month period is a result of increases in salaries, professional fees and costs associated with foreclosed real estate. These year to date increases were partially offset by reductions in employee benefits and occupancy costs.

Salaries increased by $169,492, or 8.9%, and $312,361, or 5.4%, for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011. These increases are a result of additional mortgage volume related compensation paid to mortgage production managers and mortgage operations staff. The new mortgage compensation program implemented in the second quarter of 2011 pays based upon volume instead of profitability and pricing. This change was mandated by rules related to the Dodd-Frank Act.

Employee benefits for the three month period increased by $17,259, or 4.9%, as a result of higher payroll taxes and higher periodic pension costs which were partially offset by lower health insurance costs. Employee benefits decreased $160,635, or 10.9%, for the nine month period ended September 30, 2012 as compared to the same period in 2011 as a result of elimination of certain employee benefits at the end of the second quarter of 2011.

Occupancy expense increased by $2,269 to $586,573 for the three months ended September 30, 2012, compared to $584,304 for the same three month period in 2011. The nine month period had a decrease of  $59,347, or 3.3%. The nine month decrease was associated with lower utility costs resulting from a mild winter in 2012 and lower maintenance costs.

Professional services were $692,636 and $1.5 million for the three and nine month periods ended September 30, 2012 compared to $186,544 and $559,205 for the same periods in 2011. The increases are a result of legal fees and consulting fees paid in conjunction with our pending merger with Jefferson Bancorp.  These fees for the three and nine month periods ended September 30, 2012 were approximately $387,000 and $844,000, respectively. We expect that these fees will decline going forward now that the Company’s stockholders have approved the Merger, which we expect to be completed in the fourth quarter of 2012 or the first quarter of 2013.

Furniture and equipment expense increased by $16,467, or 10.9%, and $22,812, or 5.1%, for the three and nine month periods ended September 30, 2012.

Foreclosed real estate losses, write downs and costs decreased by $406, or 0.2%, for the three months ended September 30, 2012 and increased by  $209,314, or 18.9%, for the nine months ended September 30, 2012 as compared to the same periods in 2011. The increase for the nine month period is a result of increased write downs resulting from updated appraisals and losses on sales of foreclosed real estate resulting from our emphasis on removing properties from the balance sheet.

Other operating expenses decreased $84,247, or 7.6%, and $45,287, or 1.3%, for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011. These expenses include investment banker fees of $132,668 and $269,941 for the respective 2012 periods. Investment banking fees in the 2011 periods were not significant. The increase in other operating expenses associated with the investment banking fees were offset by a nine month decrease in FDIC assessments of $110,026 primarily due to changes in the assessment base and rate calculation as required by the Dodd-Frank Act. Data processing fees are also included in this total and increased by $170,000 for the nine month period as a result of upgrades we made to products and services.

Income Taxes

For the three month periods ended September 30, 2012 and 2011, we recorded income tax expense of $263,659 and $277,751, respectively.  For the nine month periods ended September 30, 2012 and 2011, we recorded income tax benefits of $64,742 and $163,914, respectively.  The effective tax rates, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses, were 38.5% and (107.7)% for the 2012 periods as compared to 35.5% and (88.3)% for the 2011 periods.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base and equity capital. Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $105.4 million, or 27.8% of total assets, at September 30, 2012.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $60.7 million at September 30, 2012.  Of this total, management places a high probability of required funding within one year of approximately $17.3 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

We also have external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which we can draw upon when required. We have a line of credit totaling approximately $55.3 million with the FHLB based on qualifying loans pledged as collateral.  In addition, we can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. At September 30, 2012 we had $9.0 million of securities pledged at the FHLB under which the Bank could have borrowed approximately $8.7 million. Also, the Bank has $1.3 million of securities pledged at FRB under which it could have borrowed approximately $1.3 million.  Outstanding borrowings at the FHLB were $2.0 million at September 30, 2012. Fixed rate borrowings from FHLB include $170,000 maturing in 2012 and $1.9 million maturing during 2013. The interest rates on these borrowings range from 3.26% to 4.33%. Additionally, we have an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require the Bank to transfer securities pledged at the FHLB or FRB to this institution before it could borrow against this line. There was no balance outstanding under these lines at September 30, 2012. These lines bear interest at the current federal funds rate of the correspondent bank.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At September 30, 2012, we are in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first nine months of 2012 or 2011.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of September 30, 2012.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	November 13, 2012	/s/Robert A. Altieri

Robert A. Altieri
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	November 13, 2012	/s/Mark A. Semanie

Mark A. Semanie
Chief Financial Officer