Form 10-K
period 2012-12-31
CARROLLTON BANCORP
filed 2013-03-14
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    No ☒

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

Yes      No  ☒

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant upon the closing price of such common equity as of March 13, 2013, was $10,534,152. For the purpose of this calculation, directors and executive officers of the registrant are considered affiliates.

At March 13, 2013, the Registrant had 2,579,388 shares of $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Part I. Item 1A. Risk Factors:

·	Statement that we expect that all required consents and approvals with respect to our pending merger with Jefferson Bancorp, Inc. will be received
·	Statement regarding our need to raise additional capital to redeem our outstanding preferred stock if the merger does not close

Part I. Item 3. Legal Proceedings:

•	Statement regarding the impact on the Company of routine legal proceedings

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

·	Statements regarding our current strategy
•	Statement that we believe the Company will be better equipped to compete in a changing environment after the pending merger is completed

•	Statement regarding the impact of our efforts to reduce non-performing assets and improve operating efficiencies on our operating results

•

Statements regarding our 2013 expectations, including a decrease in the net interest margin, a reduced benefit from lower deposit pricing, benefit from maturing Federal Home Loan Bank advances that can either be paid off or refinanced at a lower cost due to lower interest rates, minimal growth in loans and deposits, continued growth in core deposits and use of such increase, reducing commercial real estate exposure, expectations regarding changes in fee income and non-interest expenses, the impact of the expiration of the Transaction Account Guarantee (“TAG”) program, and changes in certain non-interest expenses

•	Our intentions regarding construction and land development loans

•	Statement regarding the expected impact of lower-cost funding

•	Statements regarding the allowance for loan losses, in particular the adequacy thereof

•	Statement regarding expected capital expenditures in 2013

Part II. Item 8. Note 3. Investments:

•	Statement regarding our intent to hold securities classified as held to maturity

Part II. Item 8. Note 17. Income Taxes:

•	Statement regarding realization of the deferred tax asset

These statements are based on our beliefs, assumptions and on information available as of the date of filing, are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of, among other things, interest rate fluctuations, a further deterioration of economic conditions in the Baltimore metropolitan area or a slower than anticipated recovery, a continued downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in regulatory requirements and/or restrictive banking legislation that may adversely affect us or our industry in general, including pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), our allowance for loan losses being inadequate, a loss of key personnel, changes in accounting standards, changes in competitive, governmental, regulatory, technological and other factors which may affect Carrollton Bancorp specifically or the banking industry generally, and other risks described in this report and in our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances, or otherwise. Past results of operations may not be indicative of future results.

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

The Bank’s wholly-owned subsidiaries are Carrollton Financial Services, Inc. (‘‘CFS’’), which provides investment advisory and brokerage services, Mulberry Street LLC (‘‘MSLLC’’) and Mulberry Street A LLC (‘‘MSALLC’’), which dispose of other real estate owned and 13 Beaver Run LLC (“BRLLC”), which holds one piece of foreclosed real estate. Carrollton Community Development Corporation (‘‘CCDC’’) is a 96.4% owned subsidiary of the Bank that promotes, develops and improves the housing and economic conditions of people in Maryland, particularly the Baltimore metropolitan area.

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

Proposed Merger - On April 8, 2012, the Company, Jefferson Bancorp, Inc. (“Jefferson”) and Financial Service Partners Fund I, LLC (“FSPF”) entered into an Agreement and Plan of Merger, amended as of May 7, 2012 and February 28, 2013 (the “Merger Agreement”), which sets forth the terms and conditions upon which Jefferson will merge with and into the Company (the “Merger”).  The Company will be the surviving entity.  Pursuant to the Merger Agreement, the subsidiary banks of Jefferson and the Company will also merge, with Bay Bank, FSB (the subsidiary bank of Jefferson)  being the surviving entity and a wholly-owned subsidiary of the Company.

In exchange for 100% of the outstanding shares of Jefferson, the stockholders of Jefferson will receive newly issued shares of the Company’s common stock (which we sometimes refer to in this report as the “Carrollton Common Stock”) representing approximately 85.92% of the total outstanding shares of Carrollton Common Stock as of the closing of the Merger, assuming the current Company stockholders elect to exchange for cash 50%, in the aggregate, of the current outstanding Carrollton Common Stock.  Stockholders of Jefferson will receive 2.2217 shares of Carrollton Common Stock for each share of Jefferson common stock owned at the time of the Merger. Any outstanding options to purchase Jefferson common stock will be converted into options to purchase Carrollton Common Stock at the same exchange ratio described above.

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

On August 23, 2012 the stockholders of the Company approved the Merger. In addition, stockholders elected to redeem 1,095,932 shares of Carrollton Common Stock for the cash offer of $6.20 per share. These shares represent 42.34% of the total outstanding shares of Carrollton Common Stock as of the election date. Upon completion of the Merger this would result in the stockholders of Jefferson receiving newly issued shares of the Carrollton Common Stock representing approximately 84.12% of the total outstanding shares of Carrollton Common Stock as of the closing of the Merger.

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

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On February 13, 2009, the Company raised $9,201,000 through participation in the TARP Capital Purchase Program.

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

The Series A Preferred Stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company registered the warrant and the shares of common stock underlying the warrant (the “warrant shares”) for resale on March 13, 2009. Neither the Series A Preferred Stock nor the warrant are subject to any contractual restrictions on transfer.

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

The following is a partial listing of the types of services and products that the Bank offers:

•	Commercial loans for businesses, including those for working capital purposes, equipment purchases, accounts receivable and inventory financing
•	Commercial and residential real estate loans for acquisitions, refinancing, and construction
•	Consumer loans including automobile loans, home equity loans, and lines of credit
•	Loans guaranteed by the United States Small Business Administration
•	Money market deposits, demand deposits, NOW accounts, savings accounts, and certificates of deposit
•	Internet banking, including electronic bill payment
•
•	Letters of credit and remittance services
•	Credit and debit card services
•
•	Merchant credit card deposit servicing
•	Remote deposit for commercial customers
•
•	Wire transfer and automatic clearing house (“ACH”) services
•
•	Brokerage services for stocks, bonds, mutual funds and annuities
•
•	A 24‑hour ATM network that includes 15,000 MoneyPass® locations
•
•
•
•	After- hours depository services
•
•	Safe deposit boxes

•	Other services, such as direct deposit, wire transfers, and IRAs

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

Residential Mortgage Loans for Owner Occupied Properties.  First and second residential mortgage loans enable customers to purchase or refinance residential properties. These loans are secured by liens on the residential property. All first mortgage loans with a loan to value ratio greater than 80% have private mortgage insurance coverage equal to or greater than the amount required under the Federal National Mortgage Association guidelines. We generally do not lend in excess of 80% of the appraised value of such properties unless we obtain the proper private mortgage insurance coverage or are making a loan guaranteed by the FHA, VA, or U.S. Department of Agriculture (“USDA”). The majority of our mortgage lending is to borrowers wishing to finance owner-occupied, single-family dwellings. Although we offer mortgage loans for investment properties, the guidelines of investors who purchase these loans have become more stringent over the last five years which limits our opportunity to finance investment properties. Due to historically low interest rates, most borrowers have recently been financing their mortgages at a 30-year fixed rate. Occasionally, we provide funding to borrowers with an adjustable rate after the fifth anniversary of the loan funding date.

Unlike the other types of loans we originate, we generally originate residential mortgage loans with the intent to sell them in the secondary market.  Such loans are sold, in most cases, with servicing released, to any of eight financial institutions for which we have been “approved” as a seller of mortgage loans. These loans are typically held for a period of three to six weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. During this holding period, we earn interest on these loans at a rate indexed to the prime rate. The primary risk to us from these loans is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. We attempt to manage this risk by underwriting the loans in accordance with the secondary market investors’ guidelines. If the secondary market investor declines to purchase the loan, we could attempt to sell the loan to other investors or hold the loan in our loan portfolio. Until sold, we retain the credit risk with respect to these loans.

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

Owner occupied residential mortgage loans, excluding loans held for sale, constituted 13.5% of our loan portfolio at December 31, 2012.

Residential Mortgage Loans for Non-Owner Occupied Properties.  These residential mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of residential real estate as an investment or rental property. These loans are secured by a first mortgage lien on the property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, when made to a business, these loans are guaranteed personally by the principals. We typically look for cash flow from the business to at least equal to 115% coverage of the business debt service, and for income-producing property to be self supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Repayment of the loan is primarily dependent on the rental income received from the tenants. These loans constituted 5.3% of our loan portfolio at December 31, 2012.

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

Home equity loans and lines of credit constituted 13.5% of our loan portfolio at December 31, 2012.

Mortgage Loans for Commercial Owner Occupied Properties.  These commercial mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of real property for use by the owner’s business. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, these loans are guaranteed personally by the principals. We typically look for cash flow from the business to at least equal to 115% coverage of the business debt service, and for income-producing property to be self supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. Commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. In addition, repayment of the loan is primarily dependent on the success of the business itself. Further, economic cycles can affect the success of a business and, as a result, the borrower’s ability to repay the loan.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than for residential properties.  These loans constituted 13.8% of our loan portfolio at December 31, 2012.

Mortgage Loans for Commercial Non-Owner Occupied Properties.  Commercial mortgage loans are first mortgage loans made to individuals or to businesses to finance acquisitions of real property used for business purposes. These loans are secured by a first mortgage lien on the commercial property, and may be further secured by other property or other assets depending on the value of the mortgaged property. In most instances, when made to a business, these loans are guaranteed personally by the principals. We typically look for cash flow from the business to at least equal to 115% coverage of the business debt service, and for income-producing property to be self supporting, generally, with a minimum debt service coverage ratio of 120% to 125%. These types of commercial mortgage loans carry more risk than residential real estate loans. Commercial mortgage loans tend to be larger in size, and the properties tend to exhibit more fluctuation in value. In addition, repayment of the loan is primarily dependent on the borrower’s ability to lease the property and the success of the tenants’ businesses, which can be negatively affected by economic cycles.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.  These loans constituted 34.7% of our loan portfolio at December 31, 2012.

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

We have dramatically reduced our origination of these types of loans over the past four years and intend to continue to make these loans on only a limited basis going forward.  As of December 31, 2012, these types of loans represent 5.4% of our loan portfolio.

Commercial and Industrial Loans.  Commercial and industrial loans and lines of credit are loans to businesses for relatively short periods of time, usually not more than five years. These loans are made for any valid business purpose. These loans may be secured by assets of the borrower or guarantor, but may be unsecured based on the personal guarantee of the principal. If secured, loans may be made for up to 100% of the value of the collateral. The businesses to which these loans are made are subject to normal business risk, and cash flows of the business may be subject to economic cycles. Further, repayment of these loans is often dependent on the success of the business itself or, for secured loans, the value of the assets securing the loans not falling in value. If guaranteed by the principal, the net worth and assets of the principal may be dissipated by demands of the business, or due to other factors. Commercial and industrial loans constituted 12.8% of our loan portfolio at December 31, 2012.

Other Loans.  The remainder of the loan portfolio is comprised of installment loans for automobiles, overdraft protection lines, and loans secured by deposit accounts or stocks. The largest portion of this group is installment loans for automobiles and other vehicles. We will finance up to 90% of the cost of a new car purchase, or the maximum loan amount as determined by the National Automobile Dealers Association publication for used cars. These loans are secured by the vehicle purchased. Borrowers must meet certain income and debt ratio requirements, and we perform a credit review on each applicant. These types of loans are subject to the risk that the value of the vehicle will decline faster than the amount due on the loan. However, the income-to-debt ratio requirement helps determine the borrower’s current ability to repay.  These loans constituted 0.2% of our loan portfolio at December 31, 2012.

The Bank is the principal originator of the loans it makes, at this time. In prior periods, residential mortgage loans and home equity loans and lines of credit were predominantly purchased from a network of brokers or other types of originators with whom the Bank did business. The Bank has sold some loans in the secondary market for which it retained the servicing rights and derives a small amount of noninterest income from serviced loans. These income amounts are not significant to the amounts of noninterest income derived from other sources.  These loans represented less than 1% of our loan portfolio at December 31, 2012.

Lending Limit.  As of December 31, 2012, our legal lending limit for loans to one borrower was approximately $6.1 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions on credit-worthy loan requests that exceed our lending limit. This strategy allows us to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.

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

Subsidiaries - CFS provides brokerage services and a variety of financial planning and investment options to customers through INVEST Financial Corp. pursuant to a service agreement with INVEST.  The investment options CFS offers through this arrangement include mutual funds, U.S. government bonds, tax-free municipals, individual retirement account rollovers, long-term care, and health care insurance services.  INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and the SEC, a member of Securities Investor Protection Corporation (“SIPC”), and licensed with state insurance agencies in all 50 states.  CFS refers clients to an INVEST representative for investment counseling prior to the purchase of securities.

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

MSALLC, established in 2012, manages and disposes of real estate acquired through foreclosure, generally purchased at public auction, when the Bank forecloses on a property in our portfolio.

BRLLC, established in 2011, manages one real estate property we acquired through foreclosure. It is the intent of BRLLC to manage the property and dispose of it in an orderly fashion.

Investment Activities – We maintain a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to approximately 7.8% of total assets, and is invested primarily in U.S. government agency securities, state and municipal bonds, corporate bonds, and mortgage-backed securities with maturities varying from 2013 to 2041, as well as equity securities.

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

Brokerage Activities – CFS provides full service brokerage services for stocks, bonds, mutual funds and annuities. For 2012, commission income totaled $632,308 and net income from brokerage activities was $131,243.

Market – The Bank considers its core markets to be the communities within the Baltimore Metropolitan Statistical Area (“Baltimore MSA”), particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel and Harford. Lending activities are broader and include areas outside of the Baltimore MSA.  The CMS mortgage division operates in Delaware, Pennsylvania, Virginia and West Virginia in addition to its core Maryland operations.  All of our revenue is generated within the United States.

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

Employees – As of March 12, 2013,  the Bank and its subsidiaries had 133 full-time and 4 part-time employees, 29 of whom were officers. Each officer generally has responsibility for one or more loan, banking, customer contact, operations, or subsidiary functions. Non-officer employees perform a variety of administrative functions. Management believes that it has a favorable relationship with its employees. Carrollton Bancorp does not have any employees.

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

In accordance with the Dodd-Frank Act and Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so.  The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy.  The Federal Reserve Board may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

The Financial Institutions Article of the Maryland Annotated Code (the “Banking Code”) contains detailed provisions governing the organization, operations, corporate powers, commercial and investment authority, branching rights and responsibilities of directors, officers and employees of Maryland banking institutions. The Banking Code delegates extensive rulemaking power and administrative discretion to the Commissioner in its supervision and regulation of state-chartered banking institutions. The Commissioner may order any banking institution to discontinue any violation of law or unsafe or unsound business practice.

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

Capital Requirements. The FDIC has established minimum leverage capital requirements for banks that it regulates, such as the Bank. The minimum leverage capital requirement is the ratio of Tier 1 (core) capital to total assets of not less than 3.0% if the FDIC determines that the institution: (i) is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings; (ii) in general is considered a strong banking organization; and (iii) is rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock including any related surplus (excluding auction rate issues), and minority investments in certain subsidiaries, less goodwill and other intangible assets subject to certain exceptions.

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

Under federal prompt corrective action regulations, the FDIC is authorized and, under certain circumstances, required, to take various “prompt corrective actions” to resolve the problems of any state non-member bank that is not adequately capitalized. Under these regulations, a bank is considered to be: (i) “well capitalized” if it has total risk-based capital of 10% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized (iii) “undercapitalized” if it has total risk-based capital of less than 8%, Tier I risk-based capital of less than 4% or Tier I leverage capital of less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6%, Tier I risk-based capital less than 3%, or Tier I leverage capital of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%. Under certain circumstances, the FDIC may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).  The Bank is currently “well capitalized.”

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, the appointment of a conservator or receiver, and limitations on the organization’s ability to accept brokered deposits, and as applicable to undercapitalized institutions. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator; generally within 90 days of the date such institution is determined to be critically undercapitalized. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the stockholders.

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

Proposed New Capital Rules.  On June 12, 2012, the federal bank regulatory agencies adopted notices of proposed rulemaking in which they proposed to revise their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (BCBS) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  If adopted, the new requirements would introduce new Tier 1 common equity ratio requirements of 4.5% and 6.5%, net of regulatory deductions, for adequately capitalized and well-capitalized institutions, respectively, and would also establish more conservative standards for including an instrument in regulatory capital.  The new requirements would also introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%, the minimum Tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%.  An institution’s failure to achieve these minimum levels including the capital conservation buffer would restrict the institution’s ability to make capital distributions, including dividends, and to make certain discretionary bonus payments to executive officers.  The regulatory agencies also reserve the right to require capital ratios for individual institutions that are higher than these minimums depending on the institution’s individual circumstances.  The new requirements would also assign new risk weight categories for certain assets, most notably residential mortgage loans, high volatility commercial real estate loans, and past due assets.  These new risk weightings may require banks and bank holding companies to maintain additional capital against assets in those categories and may introduce more volatility in their capital ratios.

If adopted in their proposed form, the requirements will be phased in over a multi-year period.  The ultimate impact of the new capital and liquidity standards on the Bank’s operations is currently being reviewed and will depend on a number of factors, including the final rulemaking and implementation by the bank regulatory agencies.  We cannot determine the ultimate effect that the final regulations, if enacted, would have upon the Bank’s earnings or financial position, although the requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact its financial results.

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

In May 2011, the Company notified Treasury that it would not make the dividend payment on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due on May 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has deferred seven quarterly dividend payments since February 15, 2011. As a result, as of December 31, 2012, the Company is $805,088 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.

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

•

Source of strength.  The Dodd-Frank Act codified the Federal Reserve Board’s “source of strength” doctrine, requiring that every bank holding company and savings and loan holding company must serve as a source of financial strength for each of its depository institution subsidiaries. The regulatory agencies must issue regulations that implement this requirement, including by requiring that all bank and savings and loan holding companies provide capital, liquidity and other support to their depository institution subsidiaries in times of financial stress. Under this requirement, the Company in the future could be required to provide financial assistance to the Bank should the Bank experience financial distress.

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

•

Consumer Financial Protection Bureau (“CFPB”).   The Dodd-Frank Act created a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. For banking organizations with assets under $10 billion, like the Bank, the CFPB has exclusive rulemaking authority, but the FDIC, as the Bank's primary federal regulator, will continue to have examination and enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•

Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits and provided unlimited deposit insurance through December 31, 2012 for noninterest-bearing transaction accounts. As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts expired on December 31, 2012. As discussed below, amendments to the Federal Deposit Insurance Act also broadened the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund will be calculated. Several of these provisions could increase the FDIC deposit insurance premiums paid by Carrollton Bank.

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

The Dodd-Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated. The assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act also made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% percent to 1.35% of the estimated amount of total insured deposits, eliminating the upper limit for the reserve ratio designated by the FDIC each year, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

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

Maryland Regulatory Assessment.  The Maryland Office of the Commissioner of Financial Regulation annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity.  The Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. The Bank is also subject to the uniform reserve requirements of Federal Reserve Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, for 2012, amounts in transaction accounts above $11.5 million and up to $71.0 million were required to have reserves held against them in the ratio of three percent of the amount.  Amounts above $71.0 million required reserves of $1,785,000 plus 10 percent of the amount in excess of $71.0 million.  For 2013, amounts in transaction accounts above $12.4 million and up to $79.5 million must have reserves held against them in the ratio of three percent of the amount.  Amounts above $79.5 million require reserves of $2,013,000 plus 10 percent of the amount in excess of $79.5 million. The Maryland reserve requirements may be used to satisfy the requirements of Regulation D. The Bank is in compliance with its reserve requirements.

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

Transactions with Related Parties.  Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is generally any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank.  Generally, Sections 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar transactions. In addition, loans or other extensions of credit by the bank to an affiliate are required to be collateralized in accordance with regulatory requirements and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset. Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates.

Anti-Money Laundering and OFAC.  Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program, and testing of the program by an independent audit function.  Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

In addition, federal law currently contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Further under the “Interagency Guidelines Establishing Information Security Standards,” banks must implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer information. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Emergency Economic Stabilization Act of 2008.  In response to unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  EESA authorized the Secretary of Treasury to purchase or guarantee up to $700 billion in troubled assets from financial institutions under TARP.  Pursuant to authority granted under EESA, the Secretary of Treasury created the TARP Capital Purchase Program under which the Treasury could invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.  Qualifying financial institutions issued senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  The TARP Capital Purchase Program was amended by the American Recovery and Reinvestment

Act of 2009 (“ARRA”) to allow the senior preferred stock to be redeemed within three years without a qualifying equity offering, subject to the approval of the issuer's primary federal regulator.  After the three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution.  Until the third anniversary of the issuance of the senior preferred, Treasury's consent is required for an increase in the dividends on our common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties.  Also, no dividends may be paid while dividends on the senior preferred are in arrears.  The senior preferred does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior to the senior preferred, any change in the terms of the senior preferred, or any merger, exchange, or similar transaction that would adversely affects its rights.  The senior preferred also has the right to elect two directors if dividends have not been paid for six periods. There are no restrictions on transferability under the terms of the senior preferred.  The issuing institution must grant the Treasury piggyback registration rights.  Prior to issuance of the senior preferred, the issuing financial institution and its senior executive officers (which include the company's chief executive officer, chief financial officer, and the next three highest-paid executive officers whose total compensation exceeds $100,000) were required to modify or terminate all benefit plans and arrangements that did not comply with EESA.  Senior executives were also required to wave any claims against the Treasury.  No dividends may be paid on common stock unless all required dividends have been paid on the senior preferred stock.

EESA also provided for certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements, and a prohibition against agreements for the payment of golden parachutes.  Additional standards with respect to executive compensation and corporate governance for institutions that have participated in the TARP were enacted as part of the ARRA, described below.

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

The ARRA amended Section 111 of the EESA to require the Secretary of Treasury to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients.  These standards, as adopted by the Secretary of Treasury include, in part: (i) prohibitions on making any termination (“golden parachute”) payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (ii) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees (in our case, only our highest paid executive officer, which is our President and Chief Executive Officer, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee's annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009; and (iii) requirements that TARP Capital Purchase Program  participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.

The ARRA and standards adopted by the Secretary of Treasury thereunder also set forth additional corporate governance obligations for TARP recipients.  These include: (i) semi-annual meetings of the compensation committee of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans; (ii) annual compensation committee certifications provided to Treasury and the institution's primary regulator that certify this assessment has taken place and that contain certain narrative disclosure to the effect that the institution's compensation plans do not encourage unnecessary risks; (iii) adoption of company-wide policies regarding excessive or luxury expenditures; and (iv) a requirement that the issuer's chief executive officer and chief financial officer provide written certifications to Treasury and the TARP recipient’s primary regulator with respect to compliance.

Governmental Monetary Policies and Economic Controls.  The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company's earnings will be impacted by movement in interest rates, as discussed in Part II Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

Bank Holding Company Regulation. As a bank holding company, the Company is subject to regulation and examination by the Maryland Office of the Commissioner of Financial Regulation and the Federal Reserve Board. The Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Among other things, the BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If an investor’s ownership of the Company were to exceed certain thresholds, the investor could be deemed to “control” the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, The Company may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the Company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities. In addition, bank holding companies like the Company must be well capitalized and well managed in order to engage in the expanded financial activities permissible only for a financial holding company.

Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common stockholders’ equity, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other intangibles subject to certain exceptions. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the federal banking regulators have established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

The above risk-based and leverage ratio guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of December 31, 2012, The Company had consolidated assets of less than $500 million and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the Company must continue to serve as a source of strength for the Bank.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only from current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

  Risks Related to the Merger

Combining Carrollton Bancorp and Jefferson may be more difficult, costly or time-consuming than expected, or could result in the loss of customers, and we may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on Carrollton Bancorp’s ability to realize the anticipated benefits and cost savings from combining the businesses of Carrollton Bancorp and Jefferson.  To realize these anticipated benefits and cost savings, however, Carrollton Bancorp must successfully combine the businesses of Carrollton Bancorp and Jefferson.  If we are unable to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

Carrollton Bancorp and Jefferson have operated, and, until the completion of the Merger, will continue to operate, independently.  Several of our loan officers and other employees have left the Company in connection with the Merger, and it is possible we may lose additional key employees either before or after the Merger is effective, and we may not be able to find acceptable replacements for these employees. It is possible that the integration process could also result in the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability post-Merger to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits or cost-savings of the Merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each company during the pre-merger transition period and on Carrollton Bancorp, for an undetermined period after the completion of the Merger. As with any merger involving banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits. There can be no assurance that customers will readily accept changes to their banking arrangements after the completion of the Merger.

The proposed Merger is subject to the receipt of consents and approvals from government entities that may not be received, may be materially delayed or that may impose conditions that could have an adverse effect on us post-Merger.

Before the merger may be completed, various approvals or consents must be obtained from the Federal Reserve Board, the OCC and other authorities. These governmental entities, including the Federal Reserve Board or the OCC, may not permit the Merger, may materially delay the Merger, may impose restrictive conditions on the completion of the Merger or may require changes to the terms of the Merger. Although we currently expect that the required consents and approvals will be received and that no such conditions or changes will be imposed, there can be no assurance in that regard. Any such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting our revenues post-Merger, any of which might have a material adverse effect on its financial condition.

The market price of the post-Merger Carrollton Common Stock may be lower or higher than its current price or lower than the $6.20 cash election price.

Changes in the market price of Carrollton Common Stock may result from a variety of factors, including general market and economic conditions, changes in our business, operations and prospects, reputation and regulatory considerations.  Many of these factors will be beyond our control.  There can be no assurance that the market price of the Carrollton Common Stock post-Merger will not be lower than the current market price of Carrollton Common Stock or the $6.20 cash election price in the Merger.  Likewise, the market price of the Carrollton Common Stock post-Merger may be higher than the cash election price.

Completion of the Merger will result in a “change of control” of Carrollton Bancorp, and our current stockholders will have less influence on the management and policies of Carrollton Bancorp post-Merger than they had before the Merger.

After the Merger is complete, assuming 50% of the shares of Carrollton Common Stock are exchanged for cash in the Merger, we anticipate that approximately 14% of the Carrollton Common Stock post-Merger will be held by stockholders of Carrollton Bancorp and approximately 86% by shareholders of Jefferson. In addition, the board of directors of Carrollton Bancorp after the Merger will include three current directors of Carrollton Bancorp and six directors designated by Jefferson (on an initial board of nine directors). Thus, the Merger will be considered to effect a “change of control” of Carrollton Bancorp. Consequently, our current stockholders will have less influence on our management and policies after the Merger than they now have on our management and policies.

Stockholders may not receive Merger consideration in the proportion of cash or both stock and cash they elect.

Our stockholders may elect to retain their shares of Carrollton Common Stock or to receive $6.20 in cash per share, subject to proration in the event the aggregate cash elections exceed 50% of the total number of shares of Carrollton Common Stock outstanding immediately prior to the effective time of the Merger. If, for instance, all of our stockholders elect to receive cash for all of their shares of Carrollton Common Stock, each stockholder would receive cash for only one-half such stockholder’s shares and would retain the other one-half of their shares, notwithstanding the cash elections made.

If the Merger is not completed, Carrollton Bancorp will have incurred substantial expenses without realizing the expected benefits or cost-savings of the Merger.

We have incurred substantial expenses in connection with the Merger. The completion of the Merger depends on the satisfaction of certain closing conditions including the approval of state and federal regulatory authorities. We cannot guarantee that these conditions will be met. If the Merger is not completed, these expenses could have a material adverse impact on our financial condition of because we would not have realized the expected benefits or cost-savings of the Merger.

Failure to complete the Merger could negatively impact our stock prices and future businesses and financial results.

If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	We may be required, under certain circumstances, to pay Jefferson a termination fee of $750,000 under the Merger Agreement;
•	We will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
•

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies; and

•

Matters relating to the Merger may require substantial commitments of time and resources by our management that could otherwise have been devoted to other opportunities that may have been beneficial to Carrollton Bancorp as an independent company.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees.  We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against Carrollton Bancorp to perform its obligations under the Merger Agreement.  If the merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

Carrollton Bancorp or Jefferson may choose not to proceed with the Merger if it is not completed by a certain date.

Pursuant to a second amendment to the Merger Agreement, either Carrollton Bancorp or Jefferson may terminate the Merger Agreement if Federal Reserve Board approval for the Merger has not been received by March 15, 2013 or, if received, if the Merger has not been completed by April 19, 2013.  Prior to this most recent amendment, either party could have terminated the Merger Agreement if the Merger was not completed by February 28, 2013.  There can be no assurance that all conditions to the Merger will have been satisfied by the required date, or that Carrollton

Bancorp and Jefferson will agree to amend the Merger Agreement again to set new dates if the conditions are not satisfied by the current deadlines.

  Business Risks Factors

Difficult economic and market conditions have adversely affected, and may continue to adversely affect, us and our industry.

Although there were some indications of improvement during the last three years, the economic downturn that began with the recession that started in December 2007 continued during 2012. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses continue to face extremely difficult operating conditions due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has remained at an elevated level which will continue to hamper economic growth.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the State of Maryland and, in particular, the Baltimore metropolitan region. A favorable business environment is generally characterized by, among other factors, economic growth, declining unemployment, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; rising unemployment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, or a combination of these or other factors.  Recent economic uncertainly that may negatively impacting business activity include concerns regarding U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending such as those imposed by the recent “sequester,” and continuing economic problems in Europe including concerns over debt levels.

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

We are required by our regulators to maintain adequate levels of capital to support our operations.  The Company and its wholly owned subsidiary, Carrollton Bank, exceeded the minimum regulatory capital levels as of December 31, 2012. Based on the levels of capital, the Company and the Bank were classified as “well capitalized.” However, if the Merger is not consummated we expect that we will be required to raise additional capital in the future to redeem the preferred stock issued to Treasury under the TARP Capital Purchase Plan and to support balance sheet growth.  We may also choose to raise additional capital for strategic, regulatory or other reasons, particularly if adverse market conditions continue or the merger is not completed.

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

While we believe that the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we would be unable to predict loan losses with certainty even under normal economic conditions.  Even with the improved economic stability as of late, the unprecedented volatility experienced in the financial and capital markets during the last few years makes what is already a complex and difficult determination even more so, as the types of processes and information we have traditionally relied upon may no longer be accurate.  As a result, we cannot be sure that charge-offs will not exceed the allowance for loan losses in future periods.

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

Our loan strategy emphasizes commercial business loans and commercial real estate loans.  At December 31, 2012, such loans accounted for approximately 67.9% of our loan portfolio.  Commercial business and commercial real estate loans are considered to have a higher degree of credit risk than residential mortgage loans because the repayment of such loans typically depends on the income stream, and thus successful operation of, the borrower’s business and, in the case of commercial real estate loans, the real estate securing the loan as collateral, which can be significantly affected by economic conditions.  In addition, such loans typically involve larger loan balances to a single borrower or related borrowers than residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan.

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

 In addition, we have a high concentration of construction and real estate loans, both commercial and residential.  Such loans constitute 86.5% of our loan portfolio at December 31, 2012.  We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Baltimore.  While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, further weakness in the real estate market could adversely affect our customers, which in turn could adversely impact us.

We have decreased the number of land development and construction loans we originate and expect to maintain this lower level of originations based on current market conditions.  Such loans accounted for approximately 5.4% of our loan portfolio as of December 31, 2012.  Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the completed project.  These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.  Such loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.  Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

We have faced and may continue to face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

For the mortgage loans we sell in the secondary market, the mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first 60 to 90 days, or if documentation is determined not to be in compliance with regulations. In response to the recent financial crisis and ongoing economic uncertainty, purchasers of residential mortgage loans, such as government sponsored entities, have been increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria. As a result, we have faced, and are likely to continue to face, increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  While our historic losses as a result of these indemnities have been insignificant, if we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, this could have an adverse effect on the profitability of our mortgage loan activities and negatively impact our net income.

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

The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions.  There are many regulations under the Dodd-Frank Act that have not yet been proposed or adopted.  We will not know the full impact of the Dodd-Frank Act on our business for years until regulations required by the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations, or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations, impose on us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes will also likely result in additional costs and a diversion of management’s time from other business activities and may decrease revenues by, for example, limiting the fees we can charge, any of which may adversely impact our results of operations, liquidity, or financial condition.  Further, while this has not yet become a concern, if the industry responds to provisions allowing financial institutions to pay interest on business checking accounts by competing for those deposits with interest-bearing accounts, this would put some degree of downward pressure on our net interest margin. The new duties to be imposed on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan and a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types, may decrease the demand for mortgage loans as well as our ability to sell such loans into the secondary market, which would reduce both our interest and non-interest income, especially in light of our focus on mortgage loans.  Any of these consequences, as well as the failure to comply with new requirements or any future changes in laws or regulations, may adversely impact our results of operations, liquidity or financial condition.  For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation—The Dodd-Frank Act.”

Future increases in and/or special FDIC assessments would hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the DIF.  As a result, beginning in 2009 the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance and imposed a special assessment in June 2009.  These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  Although our FDIC assessment decreased beginning in in 2011 as a result of the change in the assessment calculation discussed above in “Item 1. Business—Supervision and Regulation—Deposit Insurance,” they are still significantly higher than before the 2007 recession. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level.  Any increase in our FDIC premiums, whether as a result of an increase in the risk category for the Bank or in the general assessment rates or as a result of special assessments, would negatively impact our earnings.

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

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers and inhibit current and potential customers from our Internet banking services, any of all of which could have a material adverse effect on our results of operations and financial condition. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing, but there can be no assurance that such security measures will be effective in preventing such breaches, damage or failures. We have obtained insurance protection related to network security failures and continue to investigate cost effective measures to protect network security; there is no guarantee, however, that such insurance would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

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

The market price for our common stock has fluctuated, ranging between $2.56 and $5.94 per share during the 12 months ended December 31, 2012. The overall market and the price of our common stock may continue to be volatile.  There may be a significant impact on the market value of our common stock due to, among other things:

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

Item 2. Properties

The Company owns the following properties, which had a book value of $4.2 million at December 31, 2012:

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

The Company leases the following facilities at an aggregate annual rental of approximately $1.2 million as of December 31, 2012:

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

There were no dividends declared on the Company’s common stock in 2012 and 2011.

We have implemented a Dividend Reinvestment Plan that provides automatic reinvestment of dividends in additional shares of Company common stock.

No shares were repurchased and/or retired in 2012 or 2011.

The following table sets forth the high and low sales price and dividends per share of the Company's common stock for the periods indicated.

Period	Price Per Share				Cash Dividend Paid
					Per Share
	2012		2011		2012	2011
	Low	High	Low	High
4th Quarter	$4.71	$5.94	$2.10	$3.33	$-	$-
3rd Quarter	4.52	5.45	3.06	3.89	-	-
2nd Quarter	4.02	5.64	3.62	4.91	-	-
1st Quarter	2.56	4.52	4.31	5.02	-	-
					$-	$-

As of March 13, 2013, the 338 holders of record of our common stock held an aggregate of 2,579,388 shares. We believe there to be in excess of 380 beneficial owners of our common stock.

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

The following chart compares the cumulative stockholder return on the Company’s common stock from December 31, 2007 to December 31, 2012, with the cumulative total of the NASDAQ Composite (U.S.), and SNL Mid-Atlantic Indices. The comparison assumes $100 was invested on December 31, 2007, in the Company’s common stock and in each of the foregoing indices. It also assumes reinvestment of any dividends.

The Company does not make, nor does it endorse, any predictions as to future stock performance.

Carrollton Bancorp

Total Return Performance
Index Value
150
125
100
75
50
25
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Carrollton Bancorp
NASDAQ Composite
SNL Mid-Atlantic Bank

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Carrollton Bancorp	100.00	43.53	37.51	34.62	22.49	43.88
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Mid-Atlantic Bank	100.00	55.09	57.99	67.65	50.82	68.08

ITEM 6. SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
Consolidated Income Statement Data:
Interest income	$16,223,910	$17,908,405	$19,876,910	$21,661,651	$22,406,600
Interest expense	3,075,640	3,835,181	5,528,490	8,131,169	8,457,182
Net interest income	13,148,270	14,073,224	14,348,420	13,530,482	13,949,418
Provision for loan losses	1,165,012	2,156,626	4,106,353	4,231,339	2,096,000
Net interest income after provision for loan losses	11,983,258	11,916,598	10,242,067	9,299,143	11,853,418
Noninterest income	9,489,268	7,932,093	6,840,253	7,722,318	6,585,694
Noninterest expenses	21,295,476	19,147,630	18,922,088	18,184,191	17,468,064
Income before income taxes	177,050	701,061	(1,839,768)	(1,162,730)	971,048
Income taxes	281,716	154,333	(894,132)	(682,576)	124,197
Net income (loss)	$(104,666)	$546,728	$(945,636)	$(480,154)	$846,851
Consolidated Balance Sheet Data, at year end
Assets	$365,185,959	$365,360,217	$386,490,730	$423,757,468	$404,181,184
Gross loans (net of unearned income)	247,081,917	269,048,846	289,228,889	293,774,668	283,693,156
Deposits	325,147,274	314,992,836	301,629,531	335,791,330	292,353,276
Stockholders’ equity	32,343,220	32,643,573	33,395,068	35,218,075	27,390,693
Per Share Data:
Number of shares of Common Stock outstanding, at year-end	2,579,388	2,576,388	2,573,088	2,568,588	2,564,988
Net income:
Basic	$(0.25)	$0.00	(0.58)	$(0.35)	$0.32
Diluted	(0.25)	0.00	(0.58)	(0.35)	0.32
Cash dividends declared	0.00	0.00	0.14	0.24	0.48
Book value, at year end	9.01	9.17	9.51	10.27	10.68
Performance and capital ratios:
Return on average assets	-0.03%	0.15%	-0.23%	-0.12%	0.22%
Return on average stockholders’ equity	-0.32%	1.63%	-2.63%	-1.37%	2.62%
Net interest margin	3.80%	4.01%	3.74%	3.37%	3.93%
Average stockholders’ equity to average total assets	8.91%	9.05%	8.91%	8.41%	8.54%
Year-end capital to year-end risk- weighted assets:
Tier 1	10.30%	10.59%	10.12%	10.23%	9.84%
Total	11.58%	11.87%	11.35%	11.37%	10.91%
Year-end Tier 1 leverage ratio	9.32%	9.75%	9.45%	9.27%	6.78%
Cash dividends declared to net income	0.00%	0.00%	-38.07%	-128.31%	147.46%
Asset Quality ratios:
Allowance for loan losses, at year-end to:
Gross loans	1.95%	1.81%	1.55%	1.47%	1.12%
Nonperforming, restructured and past-due loans (a)	35.64%	39.12%	34.96%	41.98%	39.67%
Net charge-offs to average gross loans	0.41%	0.58%	1.25%	0.97%	0.78%
Nonperforming assets as a percent of period-end gross loans and foreclosed real estate	6.25%	6.30%	5.90%	4.17%	3.42%

(a) Includes restructured notes that are performing

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements, including certain plans, expectations, goals, projections, and statements, which are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of this report.

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

Overview

The Company is a bank holding company headquartered in Columbia, Maryland with one wholly-owned subsidiary, the Bank. The Bank has five subsidiaries, CFS, MSLLC, BRLLC and MSALLC which are wholly owned, and CCDC, which is 96.4% owned.

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

MSLLC, BRLLC and MSALLC manage and dispose of real estate we have acquired through foreclosures.

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

Total assets for the year ended December 31, 2012, compared to December 31, 2011, remained essentially constant, $365.2 million compared to $365.4 million. This consistency in total assets follows a decrease of 5.5% from December 31, 2010 to December 31, 2011.  Gross loans, excluding loans held for sale, decreased $21.9 million, or 8.1%, from $269.0 million at December 31, 2011, to $247.1 million at December 31, 2012. This decrease follows a decrease of $20.2 million or 7.0% from $289.2 million at December 31, 2010. Our portfolio of loans held for sale increased to $59.7 million at December 31, 2012 from $28.4 million at December 31, 2011. This followed a decrease from $32.8 million at December 31, 2010. Our investment portfolio declined to $20.0 million as of December 31, 2012 compared to $28.3 million and $32.4 million as of December 31, 2011 and 2010, respectively. Total deposits increased by $10.1 million, or 3.2%, following an increase of 4.4%, or $13.4 million, from year end 2010 to year end 2011. Total deposits were $325.1 million, $315.0 million, and $301.6 million as of years  ended 2012, 2011, and 2010, respectively. We continued to reduce our level of borrowings over the past three years, by $9.3 million, or 83.3%, from year-end 2011 to year-end 2012 following decreases of $37.1 million, or 76.8%, and $1.5 million, or 3.1%, from 2010 to 2011 and from 2009 to 2010 year ends, respectively. During the same periods, stockholders’ equity decreased by $300,000 or 0.9%, in 2012 compared to 2011, $752,000, or 2.3%, in 2011 compared to 2010 and $1.8 million or 5.1%, in 2010 compared to 2009. The ratio of stockholders’ equity to total assets decreased to 8.8% as of December 31, 2012, from 8.9% as of December 31, 2011, after improving from 8.6% as of December 31, 2010.

Net loss for the year ended December 31, 2012, totaled $104,666 compared to net income of $546,728 for the prior year. The increase in net loss in 2012 compared to 2011 of $651,394 was primarily due to a $1.7 million decrease in interest income partially offset by a decrease in interest expense of $759,541 and an increase in noninterest expenses of $2.1 million partially offset by  an increase in noninterest income of $1.6 million.  Net income for the year ended December 31, 2011, totaled $546,728 compared to a net loss of $945,636 for the prior year, an improvement of $1.5 million.  The improved results were primarily due to a $1.9 million decrease in the provision for loan losses and a $1.1 million improvement in noninterest income. These improvements were partially offset by a decrease in net interest income of $275,196 and an increase in noninterest expenses of $225,542.

Net loss attributable to common stockholders, which accounts for the preferred stock dividend and discount accretion, was $652,981 in 2012 compared to $1,587 in 2011 and $1.5 million in 2010.  The increase in net loss attributable to common stockholders in 2012 was a result of a higher net loss in 2012 compared to net income in 2011.  The decrease in net loss attributable to common stockholders in 2011 was a result of having a positive net income in 2011 as opposed to a net loss in 2010.

Net interest income decreased to $13.1 million in 2012 compared to $14.1 million in 2011 and compared to $14.3 million in 2010. Our net interest margin was 3.80% for 2012, 4.01% for 2011, and 3.74% for 2010. The 21 basis point decrease in the net interest margin in 2012 compared to 2011 was due to a 41 basis point reduction in yield on interest-earning assets, offset by a continued runoff of high-rate promotional certificates of deposit and Federal Home Loan Bank advances in 2012.  The 27 basis point increase in the net interest margin in 2011 compared to 2010 was due to continued runoff of high-rate promotional certificates of deposit and Federal Home Loan Bank advances in 2011, partially offset by a 7 basis point reduction in the yield on interest-earning assets.

We recorded a provision for loan losses of $1.2 million for the year ended December 31, 2012, $2.2 million for the year ended December 31, 2011, and $4.1 million in 2010.

The Company paid no dividends to common stockholders during 2012 or 2011.

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

Note, however, that this is our business strategy as it stands today, and certain aspects of our strategy may change after the closing of the Merger.

In 2012, the net interest margin decreased to 3.80% compared to 4.01% in 2011, primarily as a result of 22 basis point decrease in the yield on loans offset by a 14 basis point decrease in interest bearing deposits. Our effort to improve the net interest margin by reducing balance sheet liquidity and high cost funding sources improved net interest margins from 3.74% for 2010 to 4.01% for 2011. The 0.27% improvement in 2011 was primarily a result of reducing interest expense as a percentage of average earning assets to 1.09% for the year ended December 31, 2011 from 1.44% for the year ended December 31, 2010 by reducing high cost borrowed funds and certificates of deposit and replacing them with non-interest bearing accounts and lower cost interest-bearing accounts. The annualized benefit of a 0.27% improvement in net interest margin is approximately $949,000 on average earning assets of $351.3 million for 2011.

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

As we indicated in previous reports, we believed that we would need to raise additional capital to redeem our outstanding preferred stock issued to the Treasury under the TARP Capital Purchase Program and support balance sheet growth. We have remained “well capitalized” for regulatory purposes, which allowed us to carefully assess various capital alternatives and determine which alternative was best for the Company and our stockholders. These considerations ultimately resulted in the execution of the Merger Agreement and our pending Merger with Jefferson, as discussed in “Item 1. Business.”  Under the terms of the Merger Agreement, the Company will be the surviving corporation upon completion of the Merger, and the preferred stock issued to Treasury under the TARP Capital Purchase Program will be redeemed. The Merger will result in a larger and better capitalized institution that we believe will be better equipped to compete in a changing environment.

The Merger continues to move through the regulatory approval process. Our stockholders approved the Merger Agreement and the Merger at a special meeting held on August 23, 2012.

Results of Operations

2013 Expectations

Borrower and consumer confidence remains a major factor impacting growth opportunities for 2013. We continue to believe that the economy will remain relatively stable throughout 2013. We believe that there is little opportunity for meaningful improvement as the economy continues to grow too slowly to generate meaningful job growth. Challenges to earnings growth include revenue headwinds as a result of regulatory and legislative actions, increased price competition for quality borrowers that will reduce margins, and increases in employee-related expenses, including health insurance and payroll taxes.

We expect net interest margin to decrease slightly from 2012 as the long period of low interest rates has resulted in higher yielding assets being replaced with lower yielding assets. We anticipate less benefit from lower deposit pricing but will see some benefit from maturing Federal Home Loan Bank advances that can either be paid off or refinanced at a lower cost. In addition, there will be minimal growth in loans and deposits due to our focus on maintaining strong capital ratios while resolving asset quality issues and improving operating results.

We anticipate limited growth in C&I loans, home equity and residential mortgages as we seek to replace run-off and reduce commercial real estate exposure.

Core deposits are expected to show continued growth. We expect to use that growth to further reduce certificate of deposit balances and Federal Home Loan Bank advances.

 Fee income is expected to remain flat in 2013 reflecting our low growth expectations. Expected increases in energy costs and employee-related costs are expected to modestly increase non-interest expenses during 2013.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowing, which are used to fund those assets. Net interest income is our largest source of revenue, representing 58.1% of total revenue during 2012. Net interest margin is the ratio of net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% throughout 2010, 2011 and 2012. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.21% and 0.31%, respectively, while at December 31, 2011, the comparable rates were 0.28% and 0.56%, respectively, and at December 31, 2010, the comparable rates were 0.26% and 0.30%, respectively. The target federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner to the prime interest rate. During 2010, 2011 and 2012, the target federal funds rate remained at zero to 0.25%.

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

	2012 Compared to 2011			2011 Compared to 2010
	Change Due to Variance In			Change Due to Variance In
	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME

Federal funds sold and interest-bearing deposits with other banks	$18,766	$26,047	$44,813	$(4,237)	$(7,401)	$(11,638)
Investment securities and FHLB stock	(7,399)	(287,814)	(295,213)	42,222	(826,714)	(784,492)
Loans	(463,546)	(970,549)	(1,434,095)	(786,657)	(385,718)	(1,172,375)
TOTAL INTEREST EARNED	(452,179)	(1,232,316)	(1,684,495)	(748,672)	(1,219,833)	(1,968,505)

INTEREST EXPENSE
Deposits	(202,789)	(136,908)	(339,697)	(561,191)	(539,902)	(1,101,093)
Borrowings	37,570	(457,414)	(419,844)	(112,001)	(480,215)	(592,216)
TOTAL INTEREST EPXENSE	(165,219)	(594,322)	(759,541)	(673,192)	(1,020,117)	(1,693,309)
NET INTEREST INCOME	$(286,960)	(637,994)	(924,954)	$(75,480)	$(199,716)	$(275,196)

  Net interest income of $13.1 million in 2012 declined by $1.0 million from $14.1 million during 2011 as a result of a $1.7 million, or 9.4%, decrease in total interest income partially offset by a $759,541, or 19.8%, decrease in total interest expense.  Total interest income declined as a result of lower yields and lower average loan balances, as well as lower average investment balances.  Total interest expense decreased due to decreases in both the average rate paid and average balances of interest-bearing liabilities when 2012 is compared to 2011. The decreases in yield and average rate paid were attributable to an ongoing low rate environment in which maturing assets and deposits repriced at lower rates. The Bank Prime rate of interest reported by the Federal Reserve remained at a historically low 3.25% throughout 2010, 2011 and 2012. Net interest income was negatively impacted as the decrease in the average balances of interest earning assets was more than offset by the shift of interest bearing deposits to noninterest bearing deposits. The average cost of funds decreased 19 basis points to 1.26% in 2012 from 1.45% in 2011 while the average yield on interest-earning assets decreased 41 basis points to 4.69% in 2012 from 5.10% in 2011. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates remained at historically low levels during 2010, 2011 and 2012.

Net interest income of $14.1 million in 2011 declined by $275,196 from $14.3 million during 2010 as a result of a $2.0 million, or 9.9%, decrease in total interest income partially offset by a $1.7 million, or 30.6%, decrease in total interest expense.  Total interest income declined as a result of lower yields and lower average loan balances, as well as lower average investment balances.  Total interest expense decreased due to decreases in both the average rate paid and average balances when 2011 is compared to 2010. The decreases in yield and average rate paid were attributable to an ongoing low rate environment in which maturing assets, deposits and Federal Home Loan Bank advances repriced at lower rates.  The average cost of funds decreased 34 basis points to 1.45% in 2011 from 1.79% in 2010 while the average yield on interest-earning assets decreased 7 basis points to 5.10% in 2011 from 5.17% in 2010. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets.

The average balance of loans, our primary category of earning assets, decreased by $15.2 million, or 5.0%, in 2012 compared to 2011 and decreased by $10.0 million, or 3.16%, in 2011 compared to 2010. Loans made up 83.83% of average interest-earning assets in 2012 compared to 86.79% in 2011 and 81.97% in 2010. The average yield on loans was 5.19% in 2012 compared to 5.41% in 2011 and 5.61% in 2010. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and, as such, have a more positive effect on the net interest margin.

The average balance of securities decreased $6.5 million in 2012 compared to 2011 and $18.1 million in 2011 compared to 2010. Securities made up 8.14% of average interest-earning assets in 2011 compared to 9.87% in 2011 and 13.75% in 2010. The average yield on securities was 3.89%, 4.00%, and 4.14% for the years 2012, 2011, and 2010, respectively.  A majority of our securities are mortgage-backed securities with an average balance of $12.0 million in 2012, $16.2 million in 2011, and $22.4 million in 2010. Mortgage-backed securities made up 42.51% of the average securities portfolio compared to 46.75% in 2011 and 42.46% in 2010. The decrease in the average balances of securities relates to matured, called, and sold securities not reinvested in current low-yielding securities.

Average federal funds sold and interest-bearing deposits during 2012 increased $17.7 million, or 202.76%, compared to 2011 and decreased $4.0 million, or 31.19%, in 2011 compared to 2010. Federal funds sold and interest-bearing deposits made up 7.67% of average interest-earning assets in 2012 compared to 2.49% in 2011 and 3.31% in 2010. The combined average yield on federal funds sold and interest-bearing deposits was 0.22% in 2012 compared to 0.14% in 2011 and 0.19% in 2010. The decrease in federal funds sold and interest-bearing deposits during 2011 compared to prior years was primarily due to management’s aggressive management of excessive balance sheet liquidity in order to maximize net interest margin.

Average deposits increased $13.2 million, or 4.24%, in 2012 compared to 2011 and decreased $10.8 million, or 3.35%, in 2011 compared to 2010 while average non-interest bearing deposits increased $13.4 million, or 19.1%, in 2012 compared to 2011 and $13.1 million, or 23.01% in 2011 compared to 2010. The ratio of average interest-bearing deposits to total average deposits was 74.25% in 2012, 77.46% in 2011 and 82.29% in 2010. The average cost of interest-bearing deposits was 1.21% in 2012, 1.35% in 2011 and 1.65% in 2010.  The decrease in the average cost of interest-bearing deposits during the comparable periods and the decrease in the level of interest bearing deposits during 2012 and 2011 was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, during 2012 and 2011 the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 53.59% in 2012 from 58.46% in 2011 and 63.05% during 2010.

Average borrowed funds decreased $19.9 million, or 81.78%, in 2012 compared to 2011 and $19.1 million, or 43.94%, in 2011 compared to 2010. The average cost of borrowed funds was 3.60% in 2012, 2.38% in 2011 and 2.70% in 2010.  The fluctuation in the average cost of borrowed funds during the comparable periods is a result of the changing mix of short term borrowings as compared to longer term fixed rate borrowings. The decrease in the level of borrowed funds during 2012 and 2011 was primarily the result of management’s decision to use cash flow from loan payments and investments to reduce borrowings instead of reinvesting those funds in similar assets that would have earned a lower yield.

Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.43% in 2012 compared to 3.65% in 2011 and 3.38% in 2010. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

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

	2012			2011			2010

	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$26,500,600	$57,226	0.22%	$8,753,007	$12,413	0.14%	$12,720,311	$24,051	0.19%
Federal Home Loan Bank stock	1,242,375	25,555	2.06%	2,975,902	25,723	0.86%	3,741,795	13,002	0.35%
Investment securities:
U.S. government agency	1,773,827	83,135	4.69%	1,836,290	94,075	5.12%	9,721,177	481,302	4.95%
State and municipal	7,977,581	292,265	3.66%	8,352,527	307,658	3.68%	9,970,246	369,719	3.71%
Mortgage backed securities	11,961,010	667,273	5.58%	16,208,788	891,897	5.50%	22,421,644	1,253,004	5.59%
Corporate bonds	5,903,430	50,917	0.86%	7,700,180	94,383	1.23%	9,180,213	52,953	0.58%
Other	523,577	37	0.01%	576,170	659	0.11%	1,519,157	28,907	1.90%
	28,139,425	1,093,627	3.89%	34,673,955	1,388,672	4.00%	52,812,437	2,185,885	4.14%
Loans:
Commercial and industrial	45,742,208	2,379,967	5.20%	47,529,188	2,440,161	5.13%	57,980,282	2,768,452	4.77%
Residential mortgage (a)	119,558,983	5,267,135	4.41%	114,255,143	5,485,346	4.80%	112,260,932	5,956,634	5.31%
Commercial mortgage and construction	124,096,841	7,370,033	5.94%	142,540,562	8,493,072	5.96%	143,703,269	8,857,931	6.16%
Installment	316,975	30,367	9.58%	592,916	63,018	10.63%	925,033	70,955	7.67%
	289,715,007	15,047,502	5.19%	304,917,809	16,481,597	5.41%	314,869,516	17,653,972	5.61%
Total interest earning assets	345,597,407	16,223,910	4.69%	351,320,673	17,908,405	5.10%	384,144,059	19,876,910	5.17%
Noninterest bearing cash	3,232,129			3,072,116			4,375,112
Premises and equipment	6,774,345			6,960,925			7,082,307
Other assets	18,693,742			19,046,468			16,694,110
Allowance for loan losses	(4,907,562)			(4,695,121)			(4,680,329)
Unrealized gains (losses) on available for sale securities, net	(3,311,248)			(4,296,872)			(3,770,271)
	$366,078,813			$371,408,189			$403,844,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Savings and NOW	$59,706,147	$110,530	0.19%	$55,783,579	$142,182	0.25%	$51,957,273	$126,309	0.24%
Money market	51,915,717	287,278	0.55%	44,208,571	286,260	0.65%	45,781,750	339,885	0.74%
Certificates of deposit	128,877,060	2,517,940	1.95%	140,702,430	2,827,003	2.01%	166,812,291	3,890,344	2.33%
	240,498,924	2,915,748	1.21%	240,694,580	3,255,445	1.35%	264,551,314	4,356,538	1.65%
Borrowed funds	4,438,946	159,892	3.60%	24,359,719	579,736	2.38%	43,456,209	1,171,952	2.70%
Total interest bearing liabilities	244,937,870	3,075,640	1.26%	265,054,299	3,835,181	1.45%	308,007,523	5,528,490	1.79%
Noninterest bearing deposits	83,404,720			70,031,843			56,932,882
Other liabilities	5,116,449			2,695,948			2,902,634
Stockholders' equity	32,619,774			33,626,099			36,001,949
Total liabilities and stockholders' equity	$366,078,813			$371,408,189			$403,844,988
Net interest margin (b)	$345,597,407	$13,148,270	3.80%	$351,320,673	$14,073,224	4.01%	$384,144,059	$14,348,420	3.74%

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

Due to ongoing economic weakness in the housing and real estate market, we continue to experience elevated net charge offs of $1.2 million, $1.8 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decline in net charge offs for 2012 resulted in a lower provision for loan losses of $1.2 million. This represents a decrease in provision for loan losses of $991,614, or 46%, as compared to 2011.  The provision for loan losses in 2011 decreased by $1.9 million, or 47.5%, as compared to 2010. The loan loss provision expense was $1.2 million, $2.2 million, and $4.1 million for 2012, 2011 and 2010, respectively, as a result of continued challenges in the level of nonperforming assets, which required ongoing allocations to the allowance for loan losses.

Some previously mentioned risk factors including high unemployment and decreased demand for the products and services by our commercial customers contributed to the inability of some of our borrowers to comply with the terms of their loans. Nonaccrual, restructured and delinquent loans over 90 days to total loans plus foreclosed real estate declined to 6.25% at the end of 2012 compared to 6.30% at December 31, 2011 and 5.90% at December 31, 2010. The ratio of net loan losses to average loans decreased in 2012 to 0.41% compared to 0.58% in 2011 and 1.25% in 2010 as defaults on loans decreased and the benefit of almost four years of working through problem loans has eliminated many of the problems.

Noninterest Income

Noninterest income for the year ended December 31, 2012 was $9.5 million compared to $7.9 million and $6.8 million for the years ended December 31, 2011 and 2010, respectively. The increase for 2012 is primarily the result of a $349,762, or 13.0%, increase in electronic banking revenue, and a $1.6 million, or 36.7%, increase in mortgage banking fees and gains partially offset by a $197,511, or 23.8% decrease in brokerage commissions, a $111,167, or 23.8%, decrease in service charges on deposit accounts, and a $97,149, or 13.0% increase in impairment losses on investment securities.

Electronic banking revenue is comprised of three sources: national point of sale (“POS”) sponsorships, ATM fees, and check card fees.  The Bank sponsors merchants who accept ATM cards for purchases within various networks (i.e. STAR, PULSE, NYCE). This national POS sponsorship income represents approximately 90% of total electronic banking revenue. Fees from ATMs represent approximately 3% of total electronic banking revenue.  Fees from check cards and other service charges represent approximately 7% of electronic banking revenue. The higher fee income during the 2012 period is a result of an increased POS client base which generated a larger volume of fee-based transactions.

Mortgage banking revenue, net of commissions paid to mortgage lenders, increased to $5.9 million for the year ended December 31, 2012 as compared to $4.3 million in 2011.  Origination volume increased by $100.4 million, or 35.30%, for 2012 as compared to 2011.  As origination volume has increased in 2012 compared to 2011, an increase in the sale of loans held for sale resulted in increased loan commissions.

The mortgage division’s success is a result of strategic efforts despite elevated credit standards and interest rates which have remained consistently low for more than three years and consumer demand for mortgage refinancing which has been relatively weak. When the economy strengthens, we would anticipate increased consumer demand for financing of owner-occupied, residential properties.

Brokerage commissions are earned on services provided by CFS.  The previously mentioned decrease in brokerage commissions for 2012 as compared to 2011 is the result of consumer confidence in the market being strained by an election year and fiscal cliff concerns, resulting in fewer investments in the market.

The decrease in services charges on deposit accounts for 2012 as compared to 2011 was primarily the result of declines in overdraft fee income. This is a trend that has been occurring in the industry for the past few years.

Other fees and commissions were $362,753 for the year ended December 31, 2012 compared to $372,021 for 2011. These fees were relatively flat as loan fee increases offset a decline in wire transfer fees that resulted from the introduction of online tools that allow customers to initiate wires at a lower cost. A portion of the cost savings has been passed along to the customers to encourage use of these tools.

We incurred losses on securities write downs of $847,196 for the year ended December 31, 2012, compared to a loss of $750,047 for the same period in 2011. Stabilization of these losses year over year relate to the rate of issuer deferrals within the pools of Trust Preferred securities held in our investment portfolio in 2010 and prior. These securities have been written down through the income statement as the quarterly impairment analysis dictates. Impairments on Trust Preferred securities result from the deferral of dividends by financial institutions or complete failure of the institutions that hold the underlying debt obligations on these securities. It is possible that continuation of the current economic environment will result in additional write-downs resulting from future deferrals or failures. While this creates volatility in our earnings, the write-downs have very little effect on the Bank’s regulatory capital position since the regulatory capital calculations allocate enough capital to cover the unrealized losses. Management is hopeful that these investments will increase in value as the economy improves and management will continuously evaluate all strategies to maximize the ultimate value realized from these investments.

Noninterest income increased from $6.8 million during 2010 to $7.9 million in 2011, an increase of $1.1 million or 16.0%. The increase was primarily due to a $1.1 million decrease in losses on securities, primarily associated with larger write-downs of impaired bank equity and Trust Preferred securities in 2010 compared to 2011.  Also contributing to the increase in noninterest income during 2011 were increases in brokerage commissions from the sales of securities, electronic banking fees and mortgage-banking fees and gains, partially offset by losses on the sale of securities and lower service charges on deposit accounts in 2011 compared to 2010.

Noninterest Expenses

Noninterest expenses increased $2.1 million, or 11.2%, for the year ended December 31, 2012, compared to 2011. The increase for the period is primarily related to increases in expenses and losses associated with the management and disposal of foreclosed real estate, incentive program costs related to our mortgage origination, and business and professional fees including legal fees associated with the proposed Merger.

Salaries expense increased $630,186, or 8.4%, for the year ended December 31, 2012, compared to 2011.  The increase was a result of profitability incentives paid to mortgage loan officers increasing by $403,528 and salary and bonus increases of $295,786 resulting from our mortgage origination business during 2012 compared to 2011.

Employee benefits decreased $129,630, or 7.0%, to $1.7 million during 2012 compared to $1.8 million during 2011. The decrease was a result of the elimination of certain employee benefits at the end of the second quarter of 2011.

Occupancy expense decreased by $89,586, or 3.8%, to $2.3 million for the year ended December 31, 2012, compared to $2.4 million for 2011. Decreases associated with reductions in utility costs were partially offset by increases in rent and related fees associated with normal escalation of rent and common area maintenance fees assessed during 2012.

Furniture and equipment expense increased marginally by $33,329, or 5.6%, for the year ended December 31, 2012. The increases are primarily related to an increase in furniture and equipment maintenance and depreciation costs related to normal repair and replacement of these assets.

Professional services were $1.8 million for the year ended December 31, 2012 compared to $973,464 for 2011, an increase of $869,191, or 89.3%, for the year. Included in the increased professional services expenses for 2012 compared to 2011 were an increase in consulting costs of $315,968 primarily related to strategic and information technology planning, and an increase in legal fees of $580,081 associated with the Merger.

Foreclosed real estate losses, write downs and costs increased by $742,088, or 51.8%, for the year ended December 31, 2012 as compared to 2011. The increase for 2012 is a result of increased costs to maintain properties and to market them for sale as well as write downs and disposal losses of $1.6 million of foreclosed real estate. The increase in the write downs resulted from completion of new appraisals that indicated that real estate values have continued to decline during 2012. Total write-downs and disposal losses were $886,435 for 2011.

Other operating expenses increased $92,268, or 2.1%, for the year ended December 31, 2012 as compared to 2011. The increase for the period resulted from increases in data core processing costs of $245,239,  partially offset by decreases in marketing costs of $55,470 and in FDIC assessments of $63,368 as a result of a smaller deposit base and changes in the assessment methodology.

Noninterest expenses increased $225,542, or 1.2%, for the year ended December 31, 2011, compared to 2010. The increase for 2011 includes increases in professional fees, fees associated with loan workout costs, expenses and losses associated with the management and disposal of foreclosed real estate and a change in the structure of the mortgage banking division during the first quarter of 2010 that resulted in a shift of costs that were previously recorded as an offset to mortgage fee income. These increased expenses were partially offset by cost reduction initiatives in employee related costs, a reduction in FDIC insurance premiums, non-recurring costs related to a lawsuit we settled during the first quarter of 2010, and a deposit premium acquisition cost that fully amortized in June 2010.

Income Tax Provision

The Company recorded income tax expense of $281,716 and $154,333 in 2012 and 2011, respectively and income tax benefits of $894,132 in 2010. The effective tax rate was 159.1% in 2012, 22.0% in 2011 and 48.6% in 2010. The effective tax rates fluctuate from year to year due to changes in the mix of income from tax-exempt loans, investments and life insurance policies as a percentage of income (loss) before taxes.  In 2012, non-deductible merger-related expenses were a substantial percentage of income before income taxes which resulted in a significantly higher tax rate than the Company’s marginal rate under existing law.   In 2011, tax exempt interest was a substantial percentage of income before income taxes which resulted in a significantly lower tax rate than the Company’s marginal rate.

Financial Condition

Summary

Total assets essentially remained constant at $365.2 million and $365.4 million at December 31, 2012 and 2011, respectively. Interest-earning assets increased during the same period by 0.3%, to $342.0 million and were 93.7% of total assets at December 31, 2012 compared to $341.0 million, or 93.4% of total assets at December 31, 2011.

Total interest-bearing liabilities, including deposits and borrowings, totaled $231.9 million at December 31, 2012 compared to $251.2 million at December 31, 2011. The decrease in interest-bearing liabilities reflects our ongoing strategy to reduce higher-costing certificates of deposit and borrowings in an effort to improve earnings. As fixed rate Federal Home Loan Bank advances matured during 2012, they were repaid through operations cash flow.

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

Investment securities decreased $8.3 million or 29.4% to $20.0 million at December 31, 2012 compared to $28.3 million at December 31, 2011.  This decrease is a result of our strategy to improve net interest margin. During 2012, as investments were sold, called by the issuer, or matured, the funds provided liquidity needed to fund maturities of Federal Home Loan Bank advances. Although the investment portfolio has decreased significantly over the past two years, the Asset/Liability committee of the board has reaffirmed its decision to wait until the interest rate environment improves before investing in additional securities, and will continue to monitor the balance of our investment portfolio and investment opportunities at each meeting. Securities in our portfolio are designated as either available for sale or held to maturity, based on our intent.

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

The components of the investment portfolio were as follows at December 31:

	2012	2011	2010	2009	2008
Available For sale
U.S. Government agency	$1,506,703	$2,212,656	$2,052,486	$16,108,375	$18,334,178
Mortgage-backed securities	9,544,221	13,125,924	16,039,985	21,656,280	24,969,846
State and municipal bonds	5,926,601	7,626,724	7,292,742	7,721,571	6,890,713
Corporate bonds	371,437	2,261,250	2,349,662	3,648,810	4,133,642
Subtotal	17,348,962	25,226,554	27,734,875	49,135,036	54,328,379
Equity securities	283,822	243,653	390,934	1,557,082	2,065,486
Total available for sale	17,632,784	25,470,207	28,125,809	50,692,118	56,393,865
Held to Maturity
U.S. Government agency	-	-	-	-	-
Mortgage-backed securities	1,142,382	1,623,594	3,058,575	4,409,770	5,966,091
State and municipal bonds	1,225,000	1,225,000	1,225,000	2,810,000	3,912,836
Corporate bonds	-	-	-	206,961	495,361
Total held to maturity	2,367,382	2,848,594	4,283,575	7,426,731	10,374,288
Total investment securities	$20,000,166	$28,318,801	$32,409,384	$58,118,849	$66,768,153

Note: Investment classified as available for sale are carried at fair value whereas investments classified as held to maturity are carried at amortized cost.

The following tables show the maturity of the investment portfolio at December 31, 2012 and 2011 and the weighted average yield for each range of maturities.

2012
	Available for sale			Held to maturity
Maturing	Amortized	Fair		Amortized	Fair
	Cost	Value	Yield	Cost	Value	Yield
Within one year	$194,409	$195,554	4.59%	$-	$-	0.00%
Over one to five years	1,630,780	1,732,070	3.83%	1,225,000	1,264,335	3.75%
Over five to ten years	2,335,998	2,592,948	3.39%	-	-	0.00%
Over ten years	7,851,363	3,284,169	2.45%	-	-	0.00%
Mortgage-backed securities	8,766,578	9,544,221	5.79%	1,142,382	1,217,688	4.78%
	$20,779,128	$17,348,962		$2,367,382	$2,482,023

2011
	Available for sale			Held to maturity
Maturing	Amortized	Fair		Amortized	Fair
	Cost	Value	Yield	Cost	Value	Yield
Within one year	$-	$-	0.00%	$-	$-	0.00%
Over one to five years	4,624,019	4,808,797	4.05%	-	-	0.00%
Over five to ten years	3,752,607	4,054,124	3.61%	1,225,000	1,289,668	3.75%
Over ten years	8,634,811	3,237,709	2.49%	-	-	0.00%
Mortgage-backed securities	12,180,280	13,125,924	5.71%	1,623,594	1,734,549	4.80%
	$29,191,717	$25,226,554		$2,848,594	$3,024,217

For purpose of the above tables, no yields on tax-exempt obligations have been computed in a tax-equivalent basis.

LOANS
The following table represents a breakdown of loan balances at December 31:
	2012	2011	2010	2009	2008
Real Estate:
Residential	$82,018,893	$84,497,033	$90,455,130	$83,661,442	$77,289,604
Commercial	119,683,632	131,637,765	145,323,556	136,116,292	136,027,333
Construction and land development	13,252,822	13,309,235	14,460,580	34,748,072	30,959,950
Commercial and Industrial	31,536,530	38,988,466	38,289,199	38,343,882	37,697,295
Lease financing	-	-	-	-	29,776
Other consumer	591,926	597,811	631,294	875,337	1,731,779
Total loans	247,083,803	269,030,310	289,159,759	293,745,025	283,735,737
Deferred (fees) costs, net	(1,886)	18,536	69,130	29,643	(42,581)
Allowance for loan losses	(4,823,690)	(4,858,551)	(4,481,236)	(4,322,604)	(3,179,741)
Loans, net	$242,258,227	$264,190,295	$284,747,653	$289,452,064	$280,513,415

 Gross loans, excluding loans held for sale, decreased $21.9 million or 8.2% to $247.1 million at December 31, 2012 from $269.0 million at December 31, 2011. A significant decrease occurred during 2012 in the commercial real estate category as we worked aggressively to reduce exposure to investor owned commercial real estate. Loans to commercial customers amounted to $164.5 million at December 31, 2012 and were 66.6% of gross loans. Consumer loans amounted to $82.6 million and were 33.4% of total loans.

The following table shows the contractual maturities and interest rate sensitivities of the Bank’s loans at December 31, 2012. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, our experience indicates that a significant number of loans will be extended or be repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

Repricing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Real Estate:
Residential	$4,923,816	$39,355,720	$3,308,339	$5,874,125	$28,556,893	$-	$82,018,893
Commercial	28,368,212	22,471,567	51,563,543	3,828,027	13,452,283	-	119,683,632
Construction and land development	1,083,517	4,869,660	6,249,513	-	1,050,132	-	13,252,822
Commercial and Industrial	1,048,767	17,209,471	11,315,846	-	1,962,446	-	31,536,530
Other consumer	30,823	341,251	219,852	-	-	-	591,926
	$35,455,135	$84,247,669	$72,657,093	$9,702,152	$45,021,754	$-	$247,083,803

The following table provides information concerning nonperforming assets and past due loans at December 31:
	2012	2011	2010	2009	2008
Nonaccrual loans (a)	$3,996,142	$3,960,496	$5,021,777	$7,515,466	$5,027,767
Restructured loans (b)	9,538,320	8,460,654	7,795,668	2,781,847	771,216
Foreclosed real estate	2,030,187	4,822,417	4,509,551	2,026,697	1,736,018
	$15,564,649	$17,243,567	$17,326,996	$12,324,010	$7,535,001
Accruing loans past‑due 90 days or more	$-	$-	$-	$-	$2,216,728

Loans that are on nonaccrual and have been restructured are reported as nonaccrual in the table above.

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

 We base the evaluation of the adequacy of the allowance for loan losses upon loan categories. We categorize loans as commercial loans or consumer loans. We further divide commercial and consumer loans by collateral type and whether the loan is an installment loan or a revolving credit facility. We apply historical loss ratios to each subcategory of loans within the commercial and consumer loan categories. Loss ratios are determined based upon the most recent three years of history for each loan subcategory.

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

During the year ended December 31, 2008, the unallocated portion of the allowance for loan losses fluctuated with the specific and general allowances so that the total allowance for loan losses would be at a level that management believed was the best estimate of probable future loan losses at the balance sheet date. The specific allowance may fluctuate from period to period if the balance of what management considers problem loans changes. The general allowance will fluctuate with changes in the mix of the Company’s loan portfolio, economic conditions, or specific industry conditions. The requirements of the Company’s federal regulators are a consideration in determining the required total allowance.

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

	Years ended December 31,
Description	2012	2011	2010	2009	2008
Balance at beginning of year	$4,858,551	$4,481,236	$4,322,604	$3,179,741	$3,270,425
Charge‑offs:
Commercial and Industrial	255,167	16,320	621,235	378,051	366,006
Lease financing	-	-	-	-	73,821
Real estate:
Residential	580,856	368,479	824,134	390,809	654,780
Commercial	135,565	526,148	696,025	114,753	246,000
Construction	312,063	972,473	1,876,768	2,264,618	844,536
Other consumer	2,090	8,664	7,931	54,629	91,643
	1,285,741	1,892,084	4,026,093	3,202,860	2,276,786
Recoveries:
Commercial and Industrial	7,353	13,151	39,532	47,487	17,951
Lease financing	-	-	300	28,134	8,309
Real estate:
Residential	40,877	91,416	18,721	29,830	37,007
Commercial	37,328	7,906	3,358	-	-
Construction		-	11,836	-	-
Other consumer	310	300	4,625	8,933	26,835
	85,868	112,773	78,372	114,384	90,102
Net charge‑offs	1,199,873	1,779,311	3,947,721	3,088,476	2,186,684
Provision charged to operations	1,165,012	2,156,626	4,106,353	4,231,339	2,096,000
Balance at end of the year	$4,823,690	$4,858,551	$4,481,236	$4,322,604	$3,179,741
Ratio of net charge‑offs to average gross loans outstanding	0.41%	0.58%	1.25%	0.97%	0.78%

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

Portfolio	2012	2011	2010	2009	2008
Commercial and industrial and lease financing	$414,601	$613,792	$754,770	$696,460	$235,573
Real estate:
Residential	1,265,703	1,116,684	1,064,316	1,420,923	702,297
Commercial	2,253,616	1,740,097	1,534,362	640,112	1,100,933
Construction and land development	880,751	1,366,014	1,112,103	1,544,654	193,471
Other consumer	9,019	21,964	15,685	20,455	81,642
Unallocated	-	-	-	-	865,825
	$4,823,690	$4,858,551	$4,481,236	$4,322,604	$3,179,741

The table below provides a percentage breakdown of the loan portfolio attributable to the allowance for loan losses by category to total loans at December 31:

Portfolio	2012	2011	2010	2009	2008
Commercial and industrial and lease financing	12.80%	14.50%	13.20%	13.10%	13.30%
Real estate:
Residential	33.20%	31.50%	31.40%	28.50%	27.20%
Commercial	48.40%	48.90%	50.20%	46.30%	48.00%
Construction and land development	5.40%	4.90%	5.00%	11.80%	10.90%
Other consumer	0.20%	0.20%	0.20%	0.30%	0.60%
	100.00%	100.00%	100.00%	100.00%	100.00%

All loan allowances are subject to regulatory examinations and determinations as to the appropriateness of the methodology and adequacy on an annual basis.

The allowance for loan losses was $4.8 million at December 31, 2012, which was 1.95% of loans, compared to $4.9 million at December 31, 2011, which was 1.81% of loans. During 2012, we experienced net charge-offs of $1.2 million compared to $1.8 million during 2011. The ratio of net loan losses to average gross loans outstanding, excluding loans held for sale, was 0.41%, 0.58%, and 1.25% for the years 2012, 2011, and 2010, respectively. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans and foreclosed real estate decreased to 6.25% for 2012 compared to 6.30% for 2011 and 5.90% for 2010.

The specific allowance is based on regular analysis of the loan portfolio and is determined by analysis of collateral value, cash flow and guarantor capacity, as applicable. The specific allowance was $1.6 million, $1.4 million, and $1.2 million, as of December 31, 2012, 2011 and 2010, respectively.

The general allowance is calculated using internal loan grading results and appropriate allowance factors on approximately ten classes of loans. This process is reviewed on a regular basis. The allowance factors may be revised whenever necessary to address current credit quality trends or risks associated with particular loan types. Historical trend analysis is utilized to obtain the factors to be applied. The general allowance was $3.2 million, $3.4 million, and $3.3 million as of December 31, 2012, 2011 and 2010, respectively.

Funding Sources

Deposits

Total deposits increased by $10.1 million, or 3.2%, to $325.1 million as of December 31, 2012, from $315.0 million as of December 31, 2011. Certificate of deposit accounts decreased $20.8 million, or 15.7% while money market accounts increased by $8.1 million, or 16.9%, non-interest bearing accounts increased by $20.1 million, or 26.8%, NOW accounts increased by $670,820, or 2.1%, and savings accounts increased by $2.0 million, or 7.6%. The decrease in certificate of deposit balances is a result of management’s continued commitment to reduce excess liquidity and higher cost deposits in order to improve net interest margin by lowering the cost of funds. We had previously offered premium deposit rates on certificates of deposit compared to our competitors in order to attract more of these deposits. Following our strategy to reduce the overall cost of funds, as those high-yielding certificates of deposit matured, customers opting to renew their certificates of deposit were offered rates closer to our competitor’s pricing. Some of the certificates of deposit were simply not renewed at the lower rates, causing the overall decrease in deposits for the 2012 period. The ratio of non-interest bearing deposits to total deposits increased to 29.25% at December 31, 2012, from 23.82% at December 31, 2011.

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (“CDARS”), we obtained the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2012, we had $10.6 million in CDARS deposits through the reciprocal deposit program compared to $18.2 million at December 31, 2011. We did not have any non-reciprocal deposits in the CDARS program as of December 31, 2012, or as of December 31, 2011.

The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2012		2011		2010
	Average		Average		Average
	Balance		Balance		Balance
Noninterest bearing deposits	$83,404,720	0.00%	$70,031,843	0.00%	$56,932,882	0.00%
Interest-bearing deposits:
NOW accounts	31,586,698	0.17%	28,330,890	0.21%	25,502,642	0.21%
Savings accounts	28,119,449	0.16%	27,452,689	0.30%	26,454,631	0.26%
Money market accounts	51,915,717	0.55%	44,208,571	0.65%	45,781,750	0.74%
Certificates of deposit	128,877,060	1.95%	140,702,430	2.01%	166,812,291	2.33%
	$323,903,644	0.90%	$310,726,423	1.05%	$321,484,196	1.35%

The following table provides the maturities of the Bank’s certificates of deposit in amounts of $100,000 or more at December 31, 2012:

Maturing in:
3 months or less	$6,111,454
Over 3 months through 6 months	2,075,417
Over 6 months through 12 months	13,139,710
Over 12 months	32,698,564
$54,025,145

Borrowed Funds

Borrowed funds consist exclusively of borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta at December 31, 2012. During 2010, we discontinued two minor funding sources. The first source was an agreement with a respondent financial institution which carried a balance of approximately $1.1 million at December 31, 2009. The other source was an in-house sweep product that required us to pledge securities to collateralize the outstanding balances, which was approximately $5.4 million at December 31, 2009. The demand for this product, which was not FDIC insured, declined significantly in the current low-rate environment. The majority of customers participating in this product agreed to move their funds into traditional banking products.

Information with respect to borrowings is as follows at and for the years ended December 31:

December 31:	2012	2011	2010
Due 2011, 0.19% to 4.04%	$-	$-	$36,750,000
Due 2012, 3.18% to 3.52%	-	9,340,000	9,000,000
Due 2013, 3.26% to 4.33%	1,870,000	1,870,000	2,550,000
	$1,870,000	$11,210,000	$48,300,000
Federal funds purchased and securities sold under repurchase agreements	$-	$-	$-
Weighted average interest rate at year-end:
Advances from the FHLB	3.35%	3.36%	2.08%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.00%
Maximum outstanding at any month end:
Advances from the FHLB	$11,210,000	$41,380,000	$53,070,000
Federal funds purchased and securities sold under repurchase agreements	$-	$-	$4,489,302
Average balance outstanding during the year:
Advances from the FHLB	$3,841,038	$23,757,918	$40,713,288
Federal funds purchased and securities sold under repurchase agreements	$-	$-	$2,742,922
Weighted average interest rate during the year:
Advances from the FHLB	3.39%	2.41%	2.88%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.00%

Advances from the FHLB of Atlanta decreased $9.3 million to $1.9 million at December 31, 2012, from $11.2 million at December 31, 2011. At the end of 2012, outstanding advances included one fixed rate credit loan totaling $1.9 million with a maturity date of June 2013. At December 31, 2011, outstanding advances included four fixed rate credit loans totaling $11.2 million with the latest maturity date of June 2013.

We have external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required At December 31, 2012, the line of credit at FHLB based on qualifying loans pledged as collateral was $54.0 million. The Company can also pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $8.4 million of securities pledged at the FHLB, $872,493 of securities pledged at the FRB, and an additional $2.9 million of unpledged securities.  Using these securities as collateral, the Company’s subsidiary, Carrollton Bank, could borrow a total of $11.8 million.  Outstanding borrowings at the FHLB were $1.9 million at December 31, 2012. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to the institutions before Carrollton Bank could borrow against the lines. There was no balance outstanding under these lines at December 31, 2012. These lines bear interest at the current federal funds rate of the correspondent banks.

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

In addition, the Federal Reserve Board and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an institution could be required to maintain the leverage ratio at a higher level based on the regulator’s assessment of an institution’s risk profile. The following chart shows the regulatory capital levels for the Company and the Bank at December 31, 2012 and 2011. The Bank also exceeded the FDIC required minimum capital levels at those dates by a substantial margin. Based on the levels of capital, the Company and the Bank are well capitalized.

The following table shows the Company’s and the Bank’s capital ratios as of December 31:

		Carrollton Bancorp	Carrollton Bank	Carrollton Bancorp	Carrollton Bank
	Minimum	2012	2012	2011	2011
Leverage ratio	4.00%	9.32%	9.66%	9.75%	9.55%
Risk-based capital:
Tier 1 (Core)	4.00%	10.30%	10.66%	10.59%	10.39%
Total	8.00%	11.58%	11.94%	11.87%	11.66%

  Total stockholders’ equity decreased 0.92% or $300,353 to $32.3 million at December 31, 2012. The decrease was due to the net loss applicable to common stockholders of $653,000 partially offset by a decrease of $248,000 in the accumulated other comprehensive loss.

Liquidity and Capital Expenditures

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base, borrowing facilities and equity capital. Liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, unpledged investment securities held to maturity due within one year, and unpledged securities available for sale. Such assets totaled $93.1 million or 25.5% of total assets at December 31, 2012.

Our customers’ borrowing requirements include commitments to extend credit and the unused portion of lines of credit, which totaled $47.6 million at December 31, 2012. Of this total, management places a high probability of required funding within one year on approximately $11.3 million. The amount remaining is unused home equity lines and other consumer lines on which management places low probability of funding.

As described above in the “Borrowed Funds” section, we also have external sources of funds through the FRB and FHLB of Atlanta, which can be drawn upon when required, providing additional liquidity.

Capital Expenditures

Capital expenditures were approximately $734,000 in 2012, $362,000 in 2011, and $530,000 in 2010. The capital expenditures in 2012 related to purchases of equipment, including continuing upgrade of the Company’s computer mainframe and minor improvements to several branch locations. The expenditures in 2011 related to building improvements and purchases of equipment, including computer equipment for the new office space leased to consolidate our mortgage origination operations.  In 2010, capital expenditures were related to an upgrade of computer equipment throughout the organization and to the purchase of enhanced security equipment at several branch locations.

Capital expenditures are projected to be approximately $200,000 for fiscal year 2013 for additional branch renovations and the continuing upgrade of computer equipment and minor improvements to several branch locations.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At December 31, 2012, the Company is in an asset sensitive position. Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

The following chart shows the static gap position for our interest sensitive assets and liabilities as of December 31, 2012. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that deposit accounts with no contractual maturity, such as money market, NOW and savings accounts, have been included in the zero to three months category. In addition, the maturities of investments shown in the gap table will differ from contractual maturities due to anticipated calls of certain securities based on current interest rates. While this chart indicates the opportunity to reprice assets and liabilities within certain time frames, it does not reflect the fact that interest rate changes occur in disproportionate increments for various assets and liabilities.

Period from December 31, 2012 in which assets and liabilities reprice:

(Dollars in thousands)	0 to 3 months	4 to 12 months	1 to 3 years	3 to 5 years	> 5 years
Assets:
Short term investments	$14,507	$-	$-	$-	$-
Investment securities	2,751	3,399	2,955	3,411	8,029
Loans held for sale	59,714	-	-	-	-
Loans:
Residential real estate	40,700	14,910	13,694	7,868	4,927
Commercial real estate	18,384	36,057	31,206	23,122	10,687
Construction and land development	5,856	669	7,663	4,567	1,050
Demand and time	17,537	1,263	4,029	612	1,490
Other	286	55	97	64	102
	$159,735	$56,353	$59,644	$39,644	$26,285
Liabilities:
Deposits	$134,210	$31,073	$47,314	$17,432	$-
Borrowings	1,700	170	-	-	-
	$135,910	$31,243	$47,314	$17,432	$-
Gap position
Period	$23,825	$25,110	$12,330	$22,212	$26,285
% of assets	6.52%	6.87%	3.37%	6.08%	7.19%
Cumulative	$23,825	$48,935	$61,265	$83,477	$109,762
% of assets	6.52%	13.39%	16.76%	22.84%	30.03%
Cumulative risk sensitive assets to risk sensitive liabilities	117.53%	129.28%	128.57%	136.00%	147.33%

Inflation

Inflation may be expected to have an impact on our operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation was not material to our results of operation or financial condition for 2012, 2011 and 2010.

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

Outstanding loan commitments, unused lines of credit and letters of credit were as follows at December 31, 2012:

Loan commitments	$10,634,203
Unused lines of credit	36,976,064
Letters of credit	631,200

Contractual Obligations

The Company enters into contractual obligations in the normal course of business. Among these obligations are short and long-term FHLB of Atlanta advances, operating leases related to branch and administrative facilities, and a long-term contract with a data processing provider. Payments required under these obligations are set forth in the table below as of December 31, 2012.

Contractual Obligations (Dollars in thousands)	Total	Less than	One to	Three to	More than
		1 year	three	five	five
			years	years	years
Federal Home Loan Bank of Atlanta	$1,870	$1,870	$-	$-	$-
Operating lease obligations	10,764	1,276	2,504	2,067	4,917
Purchase obligations (1)	2,977	744	1,555	678	-
Total	$15,611	$3,890	$4,059	$2,745	$4,917

(1)   Represents payments required under contract, based on average monthly charges for 2012 and assumes a growth rate of 3%, with the Company’s current data processing service provider that expires in October 2016.

New Accounting Pronouncements

Note 21 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2012 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company’s financial condition; results of operations or liquidity, the impact of these changes are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 8. Financial Statements and Supplementary Data

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Cash and due from banks	$4,814,106	$2,411,319
Federal funds sold and other interest-bearing deposits	14,507,080	13,185,809
Total cash and equivalents	19,321,186	15,597,128
Federal Home Loan Bank stock, at cost	639,600	2,111,300
Investment securities:
Available for sale	17,632,784	25,470,207
Held to maturity (fair value of $2,482,023 and $3,024,217)	2,367,382	2,848,594
Loans held for sale	59,713,146	28,420,897
Loans, less allowance for loan losses of $4,823,690 and $4,858,551	242,258,227	264,190,295
Premises and equipment	6,720,424	6,660,574
Accrued interest receivable	1,101,845	1,215,060
Bank owned life insurance	5,222,776	5,081,539
Deferred income taxes	6,065,445	6,087,400
Foreclosed real estate	2,030,187	4,822,417
Other assets	2,112,957	2,854,806
Total Assets	$365,185,959	$365,360,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$95,118,618	$75,020,489
Interest-bearing	230,028,656	239,972,347
Total deposits	325,147,274	314,992,836
Advances from the Federal Home Loan Bank	1,870,000	11,210,000
Accrued interest payable	23,880	50,689
Accrued pension plan	3,153,077	3,579,496
Other liabilities	2,648,508	2,883,623
Total Liabilities	332,842,739	332,716,644

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized shares; issued and outstanding 9,201 as of December 31, 2012 and December 31, 2011 (discount of $99,298 as of December 31 2012 and $187,564 as of December 31, 2011)	9,101,702	9,013,436
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,579,388 as of December 31, 2012 and 2,576,388 as of December 31, 2011	2,579,388	2,576,388
Additional paid-in capital	15,738,804	15,725,454
Retained earnings	9,233,565	9,886,546
Accumulated other comprehensive income	(4,310,239)	(4,558,251)
Total Stockholders' Equity	32,343,220	32,643,573
Total Liabilities and Stockholders' Equity	$365,185,959	$365,360,217

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010

Interest income:
Loans	$15,047,502	$16,481,597	$17,653,972
Investment securities:
Taxable	801,935	1,080,938	1,787,816
Nontaxable	291,655	307,075	369,162
Dividends	25,592	26,382	41,909
Federal funds sold and other interest-bearing deposits	57,226	12,413	24,051

Total interest income	16,223,910	17,908,405	19,876,910

Interest expense:
Deposits	2,915,748	3,255,445	4,356,538
Borrowings	159,892	579,736	1,171,952

Total interest expense	3,075,640	3,835,181	5,528,490

Net interest income	13,148,270	14,073,224	14,348,420

Provision for loan losses	1,165,012	2,156,626	4,106,353

Net interest income after provision for loan losses	11,983,258	11,916,598	10,242,067

Noninterest income:
Service charges on deposit accounts	355,298	466,465	589,880
Brokerage commissions	632,308	829,819	755,541
Electronic banking fees	3,044,297	2,694,535	2,299,282
Mortgage-banking fees and gains	5,901,513	4,319,928	4,240,570
Other fees and commissions	362,753	372,021	371,874
Write down of impaired securities	(847,196)	(750,047)	(1,853,008)
Security (losses) gains, net	40,295	(628)	436,114

Total noninterest income	9,489,268	7,932,093	6,840,253

Noninterest expenses:
Salaries	8,163,191	7,533,005	7,787,695
Employee benefits	1,716,510	1,846,140	1,998,785
Occupancy	2,288,134	2,377,720	2,320,440
Furniture and equipment	630,114	596,785	583,909
Professional services	1,842,655	973,464	695,232
Foreclosed real estate losses, write downs and costs	2,175,292	1,433,204	888,820
Other operating expenses	4,479,580	4,387,312	4,647,207

Total noninterest expenses	21,295,476	19,147,630	18,922,088

Income (loss) before income taxes	177,050	701,061	(1,839,768)

Income tax (benefit) expense	281,716	154,333	(894,132)

Net (loss) income	(104,666)	546,728	(945,636)
Preferred stock dividends and discount accretion	548,315	548,315	542,999
Net loss applicable to common stockholders	$(652,981)	$(1,587)	$(1,488,635)

Basic net loss per common share	$(0.25)	$(0.00)	$(0.58)

Diluted net loss per common share	$(0.25)	$(0.00)	$(0.58)

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ending December 31, 2012, 2011, and 2010

	2012	2011	2010
Net (Loss) Income	$(104,666)	$546,728	$(945,636)

Other comprehensive income (loss):
Write down of impaired securities available for sale	847,196	699,846	1,651,134
Gain on sale of impaired securities available for sale	(497)	(1,975)	-
Unrealized loss on impaired securities available for sale	(20,084)	(156,883)	(903,499)
Income tax relating to items above	(326,058)	(213,393)	(294,905)
Net effect on other comprehensive income	500,557	327,595	452,730

(Gain) loss on sale of unimpaired securities available for sale	(39,798)	2,603	(436,114)
Unrealized gain (loss) on unimpaired securities available for sale	(612,225)	169,244	323,422
Income tax relating to items above	257,190	(67,785)	44,452
Net effect on other comprehensive income	(394,833)	104,062	(68,240)

Cash flow hedging derivative	-	-	(324,765)
Income tax relating to item above	-	-	128,104
Net effect on other comprehensive income	-	-	(196,661)

Increase in funded status of defined benefit plan	234,973	(2,121,562)	(444,497)
Income tax relating to item above	(92,685)	836,850	175,332
Net effect on other comprehensive income	142,288	(1,284,712)	(269,165)
Other comprehensive income (loss)	248,012	(853,055)	(81,336)
Total comprehensive income (loss)	$143,346	$(306,327)	$(1,026,972)

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
Balance December 31, 2009	$8,842,222	$2,568,588	$15,694,328	$11,736,797	$(3,623,860)
Net loss	-	-	-	(945,636)	-
Other comprehensive loss	-	-	-	-	(81,336)
Accretion of discount associated with U.S. Treasury preferred stock	82,949	-	-	(82,949)	-
Issuance of Common Stock under 2007 Equity Plan	-	4,500	19,048	-	-
Stock based compensation	-	-	496	-	-
Preferred stock dividend paid	-	-	-	(460,050)	-
Cash dividends $0.14 per share	-	-	-	(360,029)	-
Balance December 31, 2010	8,925,171	2,573,088	15,713,872	9,888,133	(3,705,196)

Net income	-	-	-	546,728	-
Other comprehensive loss	-	-	-	-	(853,055)
Accretion of discount associated with U.S. Treasury preferred stock	88,265	-	-	(88,265)	-
Issuance of Common Stock under 2007 Equity Plan	-	3,300	11,582	-	-
Preferred stock dividend paid	-	-	-	(115,012)	-
Preferred stock dividend accrued	-	-	-	(345,038)	-
Balance December 31, 2011	9,013,436	2,576,388	15,725,454	9,886,546	(4,558,251)

Net loss	-	-	-	(104,666)	-
Other comprehensive income	-	-	-	-	248,012
Accretion of discount associated with U.S. Treasury preferred stock	88,266	-	-	(88,266)	-
Issuance of Common Stock under 2007 Equity Plan	-	3,000	13,350	-	-
Preferred stock dividend accrued	-	-	-	(460,049)	-
Balance December 31, 2012	$9,101,702	$2,579,388	$15,738,804	$9,233,565	$(4,310,239)

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011, and 2010

	Years Ended December31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$(104,666)	$546,728	$(945,636)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	1,165,012	2,156,626	4,106,353
Depreciation and amortization	728,265	738,277	794,146
Amortization of premiums and discounts	(8,615)	(44,695)	(78,951)
Write down of impaired securities	847,196	750,047	1,853,008
Loss (gain) on sale of securities	(40,295)	628	(436,114)
Loans held for sale made, net of principal sold	(31,292,249)	4,333,486	(8,216,818)
Loss (gain) on sale of foreclosed real estate	54,872	41,862	46,362
Write down of foreclosed real estate	1,514,565	844,573	570,081
Loss (gain) on disposal of premises and equipment	3,882	9,088	2,176
2007 Equity Plan stock issued	16,350	14,882	24,044
Decrease (increase) in:
Accrued interest receivable	113,215	111,975	267,230
Prepaid income taxes	-	996,643	(224,672)
Deferred income taxes	(235,955)	(848,732)	(668,723)
Cash surrender value of bank owned life insurance	(141,237)	(149,958)	(165,052)
Other assets	684,200	105,303	634,026
Increase (decrease) in:
Accrued interest payable	(26,809)	(81,639)	(141,267)
Deferred loan origination fees	20,422	50,594	(10,496)
Accrued income taxes	(590,952)	590,952	-
Accrued pension plan	(565,034)	-	-
Other liabilities	(104,212)	371,762	109,795
Net cash (used) provided by operating activities	(27,962,045)	10,538,402	(2,480,508)

Cash flows from investing activities:
Redemption of Federal Home Loan Bank stock	1,471,700	1,351,700	413,100
Proceeds from maturities of securities available for sale	5,678,683	4,164,614	14,573,527
Proceeds from maturities of securities held to maturity	482,987	1,440,289	2,945,260
Proceeds from sale of equity securities	2,003,216	13,993	7,350,075
Purchase of securities available for sale	-	(1,521,457)	-
Loans made, net of principal collected	19,967,103	15,743,821	(3,277,720)
Proceeds from sale of premises and equipment	-	-	63,180
Purchase of premises and equipment	(734,348)	(362,397)	(530,061)
Proceeds from sale of foreclosed real estate	2,002,324	1,407,017	786,978
Net cash provided by investing activities	30,871,665	22,237,580	22,324,339
Cash flows from financing activities:
Net decrease in time deposits	(20,792,761)	(6,205,889)	(47,128,763)
Net increase in other deposits	30,947,199	19,569,194	12,966,964
Net decrease in other borrowed funds	-	-	(6,542,472)
Advances (Payments) of Federal Home Loan Bank advances	(9,340,000)	(37,090,000)	5,010,000
Dividends paid	-	(115,012)	(820,079)
Net cash provided (used) by financing activities	814,438	(23,841,707)	(36,514,350)
Net increase in cash and cash equivalents	3,724,058	8,934,275	(16,670,519)
Cash and cash equivalents at beginning of period	15,597,128	6,662,853	23,333,372
Cash and cash equivalents at end of period	$19,321,186	$15,597,128	$6,662,853

Supplemental information:
Interest paid on deposits and borrowings	$3,102,449	$3,916,820	$5,669,757
Income taxes paid	$1,406,714	$562,666	$49,033
Transfer of loan to foreclosed real estate	$779,531	$2,606,317	$3,886,274

See accompanying notes to consolidated financial statements

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

Basis of Presentation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include all accounts of the Company and its wholly-owned subsidiary, Carrollton Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2012. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

On August 23, 2012 the stockholders of the Company approved the Merger. In addition, stockholders elected to redeem 1,095,932 shares of Carrollton Common Stock for the cash offer of $6.20 per share. These shares represent 42.34% of the total outstanding shares of Carrollton Common Stock as of the election date. Upon completion of the Merger this would result in the stockholders of Jefferson receiving newly issued shares of the Carrollton Common Stock representing approximately 84.12% of the total outstanding shares of Carrollton Common Stock as of the closing of the Merger.

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

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary due to credit losses, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC Topic 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 20 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks.

Federal funds sold are carried at cost, which approximates fair value, and are generally sold for one-day periods.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost, which approximates fair value.  As a member of the Federal Home Loan Bank, the Bank is required to purchase stock based on its total assets and advances outstanding.

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

The Company provides for loan losses through the establishment of the Allowance by provisions charged against earnings. The Company’s objective is to ensure that the Allowance is adequate to cover probable loan losses inherent in the loan portfolio at the date of each balance sheet. Management considers a number of factors in estimating the required level of the Allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment. The Company’s estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of the economic and market conditions on borrowers. Loan losses are charged against the Allowance when management believes the uncollectability of the loan is confirmed. Subsequent recoveries, if any, are credited to the Allowance.

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

Intangible Assets

A deposit intangible asset of $1,847,700, relating to a branch acquisition, was being amortized using the straight-line method over 15 years. The asset was fully amortized as of December 31, 2010. Amortization expense was $61,587 for 2010.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those relating to investments by and distributions to stockholders. The Company’s comprehensive income consists of net earnings, unrealized gains and losses on securities available for sale, changes in the fair value of the derivative instrument, and the change in the funded status of the defined benefit plan, and is presented in the consolidated statements of comprehensive income.

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

Subsequent Events

Management evaluated subsequent events from December 31, 2012 through March 13, 2013, the date the financial statements were available to be issued. No significant subsequent events were identified which would affect the presentation of the financial information.  However, effective March 1, 2013, the Company extended the termination date of the Merger Agreement.  Carrollton, Jefferson and FSPF entered into the Second Amendment (the "Amendment") to the Merger Agreement on February 28, 2013 to reflect their agreement to extend the termination date.   Under the terms of the Amendment, the Merger Agreement can be terminated by Carrollton or Jefferson at any time after either March 15, 2013 or after April 19, 2013, depending on the timing of the receipt of a designated regulatory approval. Previously, the Merger Agreement could have been terminated by either party at any time after February 28, 2013 if the merger had not been completed on or before that date.

2. Cash and Due from Banks

The Bank is required by the Federal Reserve System to maintain certain reserve balances based principally on deposit liabilities. At December 31, 2012 and 2011, the required reserve balances were  $164,000 and $1 million, respectively.

3. Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
December 31, 2012
Available for sale
U.S. government agency	$1,469,603	$37,100	$-	$1,506,703
Mortgage‑backed securities	8,766,578	777,643	-	9,544,221
State and municipal	5,465,189	461,412	-	5,926,601
Corporate bonds	5,077,758	-	4,706,321	371,437
	20,779,128	1,276,155	4,706,321	17,348,962
Equity securities	98,445	188,777	3,400	283,822
	$20,877,573	$1,464,932	$4,709,721	$17,632,784
Held to maturity
Mortgage‑backed securities	$1,142,382	$75,306	$-	$1,217,688
State and municipal	1,225,000	39,335	-	1,264,335
	$2,367,382	$114,641	$-	$2,482,023

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
December 31, 2011
Available for sale
U.S. government agency	$2,105,188	$107,468	$-	$2,212,656
Mortgage‑backed securities	12,180,280	974,839	29,195	13,125,924
State and municipal	7,113,029	513,695	-	7,626,724
Corporate bonds	7,793,220	45,791	5,577,761	2,261,250
	29,191,717	1,641,793	5,606,956	25,226,554
Equity securities	167,816	147,370	71,533	243,653
	$29,359,533	$1,789,163	$5,678,489	$25,470,207
Held to maturity
Mortgage‑backed securities	$1,623,594	$110,955	$-	$1,734,549
State and municipal	1,225,000	64,668	-	1,289,668
	$2,848,594	$175,623	$-	$3,024,217

Information related to unrealized losses in the portfolio as of December 31, 2012 follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$-	$-	$-	$-	$-	$-
Mortgage‑backed securities	-	-	-	-	-	-
State and municipals	-	-	-	-	-	-
Corporate bonds	-	-	371,437	4,706,321	371,437	4,706,321
Equity securities	-	-	12,100	3,400	12,100	3,400
	$-	$-	$383,537	$4,709,721	$383,537	$4,709,721

Contractual maturities of debt securities at December 31, 2012 and 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012

	Available for sale		Held to maturity
Maturing	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$194,409	$195,554	$-	$-
Over one to five years	1,630,780	1,732,070	1,225,000	1,264,335
Over five to ten years	2,335,998	2,592,948	-	-
Over ten years	7,851,363	3,284,169	-	-
Mortgage‑backed securities	8,766,578	9,544,221	1,142,382	1,217,688
	$20,779,128	$17,348,962	$2,367,382	$2,482,023

	December 31, 2011

	Available for sale		Held to maturity
Maturing	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$-	$-	$-	$-
Over one to five years	4,624,019	4,808,797	-	-
Over five to ten years	3,752,607	4,054,124	1,225,000	1,289,668
Over ten years	8,634,811	3,237,709	-	-
Mortgage‑backed securities	12,180,280	13,125,924	1,623,594	1,734,549
	$29,191,717	$25,226,554	$2,848,594	$3,024,217

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Management and the Investment Committee of the Board of Directors continuously evaluate securities for possible sale due to credit quality. Any sale and reinvestment decisions will be approved by the Investment Committee.  Excluding the trust preferred securities, unrealized losses exist on one available for sale equity security and total $3,400 at December 31, 2012. One additional equity security was deemed to be impaired and we wrote the investment in this security down $66,652 through earnings during the year ended December 31, 2012 to the market value as of December 31, 2012.

At December 31, 2012 and December 31, 2011, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“PreTSLs”).  The market for these securities at December 31, 2012 and December 31, 2011 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new PreTSLs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities (and many securities other than those issued or guaranteed by Treasury) are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2012 and December 31, 2011;
•

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique; and

•	Our PreTSLs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The following tables (deferral and default amounts are in thousands) lists the class, credit rating, deferrals, defaults and carrying value of the six trust preferred securities (PreTSL):

December 31, 2012
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults			Fair
			Amount	Percent	Amount	Percent	Amortized Cost	Value
IV	Mezzanine	Caa2	$6,000	9.00%	$12,000	18.00%	$182,991	$122,303
XVIII	C	Ca	87,020	13.41%	112,500	17.20%	1,617,936	-
XIX	B	Ca	123,150	19.30%	93,500	14.50%	1,005,737	35,258
XIX	C	C	123,150	19.30%	93,500	14.50%	546,695	-
XXII	B-1	Caa2	148,000	11.70%	220,000	17.10%	1,724,399	213,876
XXIV	C-1	Ca	141,700	14.18%	215,800	21.58%	-	-
							$5,077,758	$371,437

December 31, 2011
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults			Fair
			Amount	Percent	Amount	Percent	Amortized Cost	Value
IV	Mezzanine	Ca	$6,000	9.02%	$12,000	18.05%	$182,991	$57,850
XVIII	C	Ca	63,140	9.47%	101,000	15.15%	1,914,659	16,195
XIX	B	C	102,900	15.83%	93,500	13.84%	1,006,347	78,007
XIX	C	Ca	102,900	15.83%	93,500	13.84%	1,030,516	6,501
XXII	B-1	Caa2	186,500	14.32%	215,000	16.52%	1,724,399	122,597
XXIV	C-1	Ca	145,500	14.43%	215,800	21.40%	-	-
							$5,858,912	$281,150

Based on qualitative considerations such as a down-grade in credit rating, defaults of underlying issuers and an analysis of expected cash flows, we determined that three PreTSLs included in corporate bonds were other-than-temporarily impaired (OTTI). Those PreTSLs were written down in the periods by $581,662 in 2011 and $1,613,624 in 2010.  Two of the three securities required additional adjustments and we wrote our investments in these PreTSLs down $780,544 through earnings during 2012 to the present value of expected cash flows to properly reflect credit losses associated with these PreTSLs. The remaining fair value of these three securities was $0 at December 31, 2012. The amortized cost of these three securities as of December 31, 2012 was $2.2 million.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company uses the OTTI evaluation model prepared by an independent third party to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the PreTSLs and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.

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

   At December 31, 2012 and 2011, securities with an amortized cost of $8.57million (fair value of $9.33 million) and $12.1 million (fair value of $13.1 million), respectively, were pledged as collateral for government deposits, advances from the Federal Home Loan Bank, and borrowings from the FRB. At December 31, 2012, there were no borrowings against the securities pledged as collateral for government deposits or borrowings from the FRB.

        In 2012, the Company realized net gains on sales of or call of securities of $40,295. The Company also recognized losses on the PreTSLs write-downs and write-down on one equity security of $847,196.  In 2011, the Company realized net losses on sales of securities of $628. The Company also recognized losses on the PreTSLs write-downs of $581,662 as well as $168,385 in write-downs on three equity securities. In 2010, the Company realized net gains on sales of or calls of securities of $436,114. These gains were offset by the PreTSLs write-downs of $1.6 million as well as $239,384 in write-downs on two equity securities. Income taxes on net security losses for 2012, 2011 and 2010 were $318,282, $296,104 and $558,894, respectively.

4. Loans

Major classifications of loans as of December 31, are as follows:

	2012	2011
Commercial loans:
Commercial mortgages - investor	$85,636,433	$95,463,294
Commercial mortgages – owner occupied	34,047,199	36,174,471
Construction and development	13,252,822	13,309,235
Commercial and industrial loans	31,536,530	38,988,466
Total commercial loans	164,472,984	183,935,466
Consumer loans:
Residential mortgages	48,553,346	48,345,794
Home equity lines of credit	33,465,547	36,151,239
Other	591,926	597,811
Total consumer loans	82,610,819	85,094,844
	247,083,803	269,030,310
Deferred (fees) costs, net	(1,886)	18,536
Allowance for loan losses	(4,823,690)	(4,858,551)
Net loans	$242,258,227	$264,190,295

The maturity and rate repricing distribution of the loan portfolio as of December 31, is as follows:

	2012	2011
Repricing or maturing within one year	$119,702,804	$124,807,449
Maturing over one to five years	82,359,245	95,940,468
Maturing over five years	45,021,754	48,282,393
	$247,083,803	$269,030,310

Loan balances have been adjusted by the following deferred amounts as of December 31:

	2012	2011
Deferred origination costs and premiums	$647,055	$756,830
Deferred origination fees and unearned discounts	(648,941)	(738,294)
Deferred (fees) costs, net	$(1,886)	$18,536

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

Non-accrual loans, segregated by class of loans, as of December 31, were as follows:

	2012	2011
Commercial loans:
Commercial mortgages - investor	$3,106,384	$1,137,226
Commercial mortgages – owner occupied	264,928	-
Construction and development	-	-
Commercial and industrial loans	83,050	1,726,776
Consumer loans:
Residential mortgages	391,295	606,533
Home equity lines of credit	150,485	489,961
Other	-	-
Total	$3,996,142	$3,960,496
Unrecorded interest on nonaccrual loans	$90,410	$141,267
Interest income recognized on nonaccrual loans	$519,459	$162,015

Past due loans, segregated by age and class of loans, as of December 31, 2012 were as follows:

		Loans				Accruing
	Loans	90 or More				Loans 90 or
	30-89 Days	Days	Total Past	Current		More Days
	Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages – investor	$129,410	$201,967	$331,377	$85,305,056	$85,636,433	$-
Commercial mortgages – owner occupied	181,177	83,752	264,929	33,782,270	34,047,199	-
Construction and development	-	-	-	13,252,822	13,252,822	-
Commercial and industrial loans	-	83,050	83,050	31,453,480	31,536,530	-
Consumer loans:
Residential mortgages	2,459,035	391,294	2,850,329	45,703,017	48,553,346	-
Home equity lines of credit	-	150,486	150,486	33,315,061	33,465,547	-
Other	465	-	465	591,461	591,926	-

Total	$2,770,087	$910,549	$3,680,636	$243,403,167	$247,083,803	$-

Three nonaccrual loans with a balance totaling $2.9 million were current in their payments at December 31, 2012.

Past due loans, segregated by age and class of loans, as of December 31, 2011 were as follows:

		Loans				Accruing
	Loans	90 or More				Loans 90 or
	30-89 Days	Days	Total Past	Current		More Days
	Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages – investor	$-	$1,020,766	$1,020,766	$94,442,528	$95,463,294	$-
Commercial mortgages – owner occupied	-	-	-	36,174,471	36,174,471	-
Construction and development	-	-	-	13,309,235	13,309,235	-
Commercial and industrial loans	-	1,726,776	1,726,776	37,261,690	38,988,466	-
Consumer loans:						-
Residential mortgages	1,698,602	606,533	2,305,135	46,040,659	48,345,794	-
Home equity lines of credit	203,503	268,809	472,312	35,678,927	36,151,239	-
Other	-	-	-	597,811	597,811	-

Total	$1,902,105	$3,622,884	$5,524,989	$263,505,321	$269,030,310	$-

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

Impaired loans include Troubled Debt Restructuring loans and other Company loans that have been assessed for impairment and have been determined to either need a write down or specific reserve.

Impaired loans as of December 31, 2012, are set forth in the following table:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial loans:
Commercial mortgages – investor	$4,095,020	$2,883,050	$1,211,970	$4,095,020	$162,662	$4,197,572
Commercial mortgages – owner occupied	3,470,163	-	3,470,163	3,470,163	866,037	3,519,831
Construction and development	945,998	-	945,998	945,998	127,806	945,968
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans:
Residential mortgages	4,765,464	2,659,173	2,106,291	4,765,464	308,695	4,864,904
Home equity lines of credit	598,271	353,191	245,080	598,271	121,680	599,022
Other	-	-	-	-	-	-
Total	$13,874,916	$5,895,414	$7,979,502	$13,874,916	$1,586,880	$14,127,297

      On December 31, 2012, twenty eight impaired loans totaling $11.7 million were current, seven impaired loans totaling $1.2 million were 30 days or more past due, and six impaired loans totaling $1.6 million were classified as non-accrual loans, including two current loans totaling $1.1 million.   During the year ended December 31, 2012, the Company recognized interest income on impaired loans of  $578,893.

Impaired loans as of December 31, 2011, are set forth in the following table.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial loans:
Commercial mortgages – investor	$3,975,529	$-	$3,975,529	$3,975,529	$168,974	$4,407,853
Commercial mortgages – owner occupied	2,343,293	-	2,343,293	2,343,293	606,543	2,348,107
Construction and development	-	-	-	-	-	-
Commercial and industrial loans	1,726,776	-	1,726,776	1,726,776	329,957	1,730,124
Consumer loans:
Residential mortgages	4,166,615	-	4,166,615	4,166,615	145,055	4,196,706
Home equity lines of credit	507,013	-	507,013	507,013	189,004	507,568
Other	-	-	-	-	-	-
Total	$12,719,226	$-	$12,719,226	$12,719,226	$1,439,533	$13,190,358

      On December 31, 2011, twenty three impaired loans totaling $8.8 million were current, ten impaired loans totaling $3.9 million were 30 days or more past due, and seven impaired loans totaling $2.9 million were classified as non-accrual loans, including one current loan totaling $116,460.   During the year ended December 31, 2011, the Company recognized interest income on impaired loans of $518,712.

Nonperforming assets and loans past due 90 days or more but accruing interest as of December 31, were as follows:

	2012	2011	2010
Nonaccrual loans	$3,996,142	$3,960,496	$5,021,777
Restructured loans excluding those in nonaccrual	9,538,320	8,460,654	7,795,668
Foreclosed real estate	2,030,187	4,822,417	4,509,551
Total nonperforming assets	$15,564,649	$17,243,567	$17,326,996

Accruing loans past-due 90 days or more	$-	$-	$-

As of December 31, 2012 and 2011, restructured notes totaling $491,448, and $782,976 are included in nonaccrual loans. All other restructured notes remain on accrual status.

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

Troubled debt restructurings as of December 31, are set forth in the following table:

	2012	2011
Commercial loans:
Commercial mortgages – investor	$2,883,050	$2,950,361
Commercial mortgages – owner occupied	1,782,983	1,786,805
Construction and development	-	-
Commercial and industrial loans	-	-
Consumer loans:
Residential mortgages	4,765,464	4,038,982
Home equity lines of credit	598,271	467,482
Other	-	-
Deferred (fees) costs, net	-	-
Total	$10,029,768	$9,243,630

Loans restructured for the year ended December 31, 2012 were as follows:

2012
Commercial loans:
Commercial mortgages – investor	$-
Commercial mortgages – owner occupied	-
Construction and development	-
Commercial and industrial loans	-
Consumer loans:
Residential mortgages	1,379,072
Home equity lines of credit	128,990
Other	-
Total	$1,508,062

Management strives to identify borrowers in financial difficulty early and work with them to ensure repayment of the loan. This is done through monitoring of late payments and other indicators of financial distress. When management identifies such circumstances, loans are placed on a watch list and evaluated for specific impairment. If management deems the loan impaired based upon an analysis of repayment ability including primary and secondary sources of repayment such as liquidation of collateral or pursuit of repayment from guarantors then the loan will either be written down or we will establish a specific reserve based upon the estimated impairment. If management does not establish a specific reserve against a specific loan,  an additional general reserve will be established for all watch list loans based upon their credit risk rating or, in the case of consumer loans, based upon their delinquency status.

In cases where management grants borrowers new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  Certain troubled debt restructurings are classified as watch list loans at the time of restructure and may only be removed from the watch list after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. They continue to be identified as troubled debt restructurings regardless of whether they are deemed to be watch list loans.

       On December 31, 2012, twenty three troubled debt restructurings totaling $9.1 million were current and accruing and six troubled debt restructurings totaling $890,536 were 30 days or more past due, classified as non-accrual loans, or both past due and classified as non-accrual loans.

       On December 31, 2011, eighteen troubled debt restructurings totaling $8.0 million were current and accruing and seven troubled debt restructurings totaling $1.3 million were 30 days or more past due, classified as non-accrual loans, or both past due and classified as non-accrual loans.

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

Risk Rating 9: Loss

Loans with a 9 risk rating are classified loss.  Assets classified losses are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this worthless asset even though partial recovery may be effected in the future.  Long term recoveries should not be allowed while the asset remains booked.  Losses should be taken in the period in which they surface as uncollectible.  The bankruptcy of a borrower with an unsecured credit requires that the loss be taken immediately.

The following table presents the balances of classified loans by class of commercial loan as of December 31, 2012 and December 31, 2011. Classified loans include loans in Risk Grades 5, 6, 7, 8 and 9. The Company has no loans with a risk rating of 8 or 9 as of December 31, 2012 and December 31, 2011.

	December 31, 2012
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$5,469,455	$-	$4,318,353	$9,787,808
Commercial mortgages – owner occupied	5,124,337	604,884	2,163,320	7,892,541
Construction and development	-	362,640	945,998	1,308,638
Commercial and industrial loans	2,404,444	315,443	195,790	2,915,677
Total	$12,998,236	$1,282,967	$7,623,461	$21,904,664

	December 31, 2011
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$5,427,985	$-	$2,904,638	$8,332,623
Commercial mortgages – owner occupied	556,488	620,280	1,786,805	2,963,573
Construction and development	3,402,457	-	-	3,402,457
Commercial and industrial loans	1,397,684	2,223,748	1,814,750	5,436,182
Total	$10,784,614	$2,844,028	$6,506,193	$20,134,835

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

The following table discloses our investment in loans and the related allowance by loan portfolio segment, for loans collectively evaluated for impairment as of December 31.

Our recorded investment in loans and the related allowance for loan losses as of December 31, 2012 by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

	2012
	Loans			Related Allowance

	Individually	Collectively	Total	Individually	Collectively	Total
	Evaluated	Evaluated	Loans	Evaluated	Evaluated	Allowance
Commercial loans:
Commercial mortgages – investor	$4,095,020	$81,541,413	$85,636,433	$162,662	$851,895	$1,014,557
Commercial mortgages – owner occupied	3,470,163	30,577,036	34,047,199	866,037	373,022	1,239,059
Construction and development	945,998	12,306,824	13,252,822	127,806	752,945	880,751
Commercial and industrial	-	31,536,530	31,536,530	-	414,601	414,601
Consumer loans:
Residential mortgages	2,105,992	46,447,354	48,553,346	308,695	590,121	898,816
Home equity lines of credit	598,271	32,867,276	33,465,547	121,680	245,207	366,887
Other	-	591,926	591,926	-	9,019	9,019
Total	$11,215,444	$235,868,359	$247,083,803	$1,586,880	$3,236,810	$4,823,690

Our recorded investment in loans and the related allowance for loan losses as of December 31, 2011 by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

	2011
	Loans			Related Allowance

	Individually	Collectively	Total	Individually	Collectively	Total
	Evaluated	Evaluated	Loans	Evaluated	Evaluated	Allowance
Commercial loans:
Commercial mortgages – investor	$3,975,529	$91,487,765	$95,463,294	$168,974	$798,694	$967,668
Commercial mortgages – owner occupied	2,343,293	33,831,178	36,174,471	606,543	165,886	772,429
Construction and development	-	13,309,235	13,309,235	-	1,366,014	1,366,014
Commercial and industrial	1,726,776	37,261,690	38,988,466	329,957	283,835	613,792
Consumer loans:
Residential mortgages	4,166,615	44,179,179	48,345,794	145,055	516,353	661,408
Home equity lines of credit	507,013	35,644,226	36,151,239	189,004	266,272	455,276
Other	-	597,811	597,811	-	21,964	21,964
Total	$12,719,226	$256,311,084	$269,030,310	$1,439,533	$3,419,018	$4,858,551

The following table details charge-offs, recoveries and the provision for loan losses for the period ended December 31, 2012 and the allocation of the allowance for loan losses by portfolio as of December 31, 2012 and December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance				Allowance
	12/31/2011	Charge-offs	Recoveries	Provision	12/31/2012
Commercial loans:
Commercial mortgages – investor	$967,668	$(14,289)	$-	$61,178	$1,014,557
Commercial mortgages – owner occupied	772,429	(121,276)	37,328	550,578	1,239,059
Construction and development	1,366,014	(312,063)	-	(173,200)	880,751
Commercial and industrial loans	613,792	(255,167)	7,353	48,623	414,601
Consumer loans:
Residential mortgages	661,408	(422,410)	1,742	658,076	898,816
Home equity lines of credit	455,276	(158,446)	39,135	30,922	366,887
Other	21,964	(2,090)	310	(11,165)	9,019
Total	$4,858,551	$(1,285,741)	$85,868	$1,165,012	$4,823,690

	Allowance				Allowance
	12/31/2010	Charge-offs	Recoveries	Provision	12/31/2011
Commercial loans:
Commercial mortgages – investor	$1,073,448	$(290,693)	$-	$184,913	$967,668
Commercial mortgages – owner occupied	460,914	(235,455)	7,906	539,064	772,429
Construction and development	1,112,103	(972,473)	-	1,226,384	1,366,014
Commercial and industrial loans	754,770	(16,320)	13,151	(137,809)	613,792
Consumer loans:					-
Residential mortgages	821,197	(199,568)	14,650	25,129	661,408
Home equity lines of credit	243,119	(168,911)	76,766	304,302	455,276
Other	15,685	(8,664)	300	14,643	21,964
Total	$4,481,236	$(1,892,084)	$112,773	$2,156,626	$4,858,551

	Allowance				Allowance
	12/31/2009	Charge-offs	Recoveries	Provision	12/31/2010
Commercial loans:
Commercial mortgages – investor	$284,471	$(696,025)	$3,358	$1,481,644	$1,073,448
Commercial mortgages – owner occupied	355,641	-	-	105,273	460,914
Construction and development	1,544,654	(1,876,767)	11,835	1,432,381	1,112,103
Commercial and industrial loans	696,460	(621,235)	39,832	639,713	754,770
Consumer loans:
Residential mortgages	1,054,475	(532,673)	3,204	296,191	821,197
Home equity lines of credit	366,448	(291,461)	15,517	152,615	243,119
Other	20,455	(7,983)	4,677	(1,464)	15,685
Total	$4,322,604	$(4,026,144)	$78,423	$4,106,353	$4,481,236

Loans with a balance of approximately $105.6 million and $107.9 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of December 31, 2012 and December 31, 2011, respectively.

5. Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows as of December 31:

	2012	2011	2010
LOAN COMMITMENTS
Mortgage loans	$9,079,408	$7,465,198	$1,521,487
Construction and land development	1,554,795	4,396,680	6,458,101
Commercial Loans	-	-	1,315,038
	$10,634,203	$11,861,878	$9,294,626

UNUSED LINES OF CREDIT
Home equity lines	$30,818,631	$34,028,537	$36,885,266
Commercial lines	5,234,954	5,794,943	26,746,312
Unsecured consumer lines	922,479	999,453	1,058,257
	$36,976,064	$40,822,933	$64,689,835

LETTERS OF CREDIT	$631,200	$624,919	$3,665,222

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

6. Related Party Transactions

The Company’s executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectability. During the years ended December 31, 2012, 2011, and 2010, transactions in related party loans were as follows:

	2012	2011	2010
Beginning Balance	$2,635,657	$2,882,860	$2,904,608
Additions	147,882	34,250	33,775
Repayments	(2,098,238)	(281,453)	(55,523)
Ending Balance	$685,301	$2,635,657	$2,882,860

A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. During the years ended December 31, 2012, 2011 and 2010, amounts paid to the law firm in connection with those services were  $119,385,  $184,345 and $233,761, respectively.

A director of the Company is President of an insurance brokerage through which the Company and the Bank place various insurance policies. During the years ended December 31, 2012, 2011 and 2010, amounts paid to the insurance brokerage for insurance premiums were $121,571,  $195,326 and $219,780, respectively.

A director of the Company is the Executive Vice President for a commercial real estate services company, through which the Company and the Bank contracted for brokerage, appraisal and management services. Contract payments totaling $2,385 in 2012, $2,498 in 2011 and $2,225 in 2010 were paid to the related party.

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties. Balances of executive officer and director deposits as of December 31, 2012 and 2011 were $2.0 million and $2.1 million, respectively.

7. Premises and Equipment

A summary of premises and equipment is as follows as of December 31:

	2012	2011
Land and improvements	$909,544	$909,544
Buildings	4,860,831	4,860,831
Leasehold improvements	2,976,476	2,824,983
Equipment and fixtures	4,299,865	4,552,695
	13,046,716	13,148,053
Accumulated depreciation and amortization	(6,326,292)	(6,487,479)
	$6,720,424	$6,660,574

Depreciation and amortization of premises and equipment was $670,616, $682,008 and $670,999 for 2012, 2011 and 2010, respectively. The company records capitalized software in other assets.  Amortization of software was $57,649, $56,269 and $61,560 for 2012, 2011 and 2010, respectively.

8. Deposits

Major classifications of interest-bearing deposits are as follows as of December 31:
	2012	2011
NOW and Super NOW	$32,672,357	$32,001,537
Money market	56,318,514	48,187,243
Savings	29,142,875	27,095,896
Certificates of deposit of $100,000 or more	54,025,145	66,261,833
Other time deposits	57,869,765	66,425,838
	$230,028,656	$239,972,347

Time deposits mature as follows as of December 31:
	2012	2011
Maturing within one year	$46,991,266	$61,056,504
Maturing over one to two years	29,022,918	18,452,949
Maturing over two to three years	18,449,206	21,628,627
Maturing over three to four years	13,006,271	18,549,235
Maturing over four to five years	4,425,249	13,000,356
	$111,894,910	$132,687,671

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

Federal Home Loan Bank Borrowings as of December 31:
	2012	2011	2010
Due 2011, 0.19% to 4.04%	$-	$-	$36,750,000
Due 2012, 3.18% to 4.33%	-	9,340,000	9,000,000
Due 2013, 3.26% to 4.33%	1,870,000	1,870,000	2,550,000
	$1,870,000	$11,210,000	$48,300,000
Federal funds purchased and securities sold under repurchase agreements	$-	$-	$-
Weighted average interest rate at year-end:
Advances from the FHLB	3.35%	3.36%	2.08%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.00%
Maximum outstanding at any month end:
Advances from the FHLB	$11,210,000	$41,380,000	$53,070,000
Federal funds purchased and securities sold under repurchase agreements	$-	$-	$4,489,302
Average balance outstanding during the year:
Advances from the FHLB	$3,841,038	$23,757,918	$40,713,288
Federal funds purchased and securities sold under repurchase agreements	$-	$-	$2,742,922
Weighted average interest rate during the year:
Advances from the FHLB	3.39%	2.41%	2.88%
Federal funds purchased and securities sold under repurchase agreements	0.00%	0.00%	0.00%

The Company has external sources of funds through the Federal Reserve Bank (FRB) and Federal Home Loan Bank of Atlanta (FHLB), which can be drawn upon when required. At December 31, 2012, the line of credit at FHLB based on qualifying loans pledged as collateral was $54.0 million. The Company can also pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had

$8.4 million of securities pledged at the FHLB, $872,493 of securities pledged at the FRB and an additional $2.9 million of unpledged securities.  Using these securities as collateral, the Company’s subsidiary, Carrollton Bank, could borrow a total of $11.8 million. Outstanding borrowings at the FHLB were $1.9 million at December 31, 2012. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to the institutions before Carrollton Bank could borrow against the lines. There was no balance outstanding under these lines at December 31, 2012. These lines bear interest at the current federal funds rate of the correspondent banks.

10. Other noninterest Expenses

Other noninterest expenses include the following for the years ended December 31:
	2012	2011	2010
Data processing services	$1,169,824	$924,585	$794,507
FDIC Assessment	489,096	552,464	718,176
Loan expenses	743,781	801,657	699,382
Employee and payroll related expenses	103,730	114,615	158,225
Marketing	159,741	215,211	270,050
Director's fees	236,735	254,671	266,246
Liability insurance	173,228	177,956	160,983
Software maintenance	133,306	146,616	154,204
Printing, stationary, and supplies	106,517	130,186	147,513
Postage and freight	83,952	118,663	129,097
Telephone	181,552	140,820	146,383
Carrier and currency service	106,612	116,681	104,153
ATM services	42,957	56,691	81,292
Deposit premium amortization	-	-	61,587
Stockholder expense	85,867	78,269	65,319
Software amortization	57,649	56,269	61,560
Contributions	14,473	9,721	33,850
Professional fees and licenses	76,134	139,321	89,098
Other	514,426	352,916	505,582
	$4,479,580	$4,387,312	$4,647,207

11. Preferred Stock

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

The Treasury’s current consent was required for any increase in the common dividends per share until February 13, 2012, unless prior to such date, the Series A preferred stock was redeemed in whole or the Treasury had transferred all of the Series A Preferred Stock to third parties.

       The Company previously notified Treasury that it would not make the quarterly dividend payments on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due after February 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has deferred seven quarterly dividend payments since February 15, 2011. As a result, as of December 31, 2012, the Company is $805,087 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.  The Company accrues interest payable on the dividend in arrears.

12. Stock Options

At the Company’s annual stockholders’ meeting on May 15, 2007, the 2007 Equity Plan was approved.  Under this plan, 500,000 shares of the Common Stock of the Company were reserved for issuance. Also, in accordance with the 2007 Equity Plan, 300 shares of unrestricted Company common stock are issued to each non-employee director in May of each year. One director receives cash in lieu of stock due to restrictions by his/her employer on receiving stock of a company.  Also, in accordance with the 2007 Equity Plan, 300 shares are awarded to each new director as of the effective date of their acceptance onto the board.  No new grants will be made under the 1998 Long Term Incentive Plan.  However, incentive stock options issued under this plan will remain outstanding until exercised or until the tenth anniversary of the grant date of such options.

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

Information with respect to options outstanding is as follows for the years ended December 31:

	2012		2011		2010

	Shares	Option Price Range	Shares	Option Price Range	Shares	Option Price Range
Outstanding at beginning of year	69,040	$12.11 to $18.03	84,475	$9.71 to $18.03	130,985	$9.71 to $18.03
Granted	-		-		-
Exercised	-		-		-
Expired/Canceled	(16,980)	$12.11 to $17.25	(15,435)	$9.71 to $10.94	(46,510)	$9.71 to $18.03
Outstanding at end of year	52,060	$14.45 to $18.03	69,040	$12.11 to $18.03	84,475	$9.71 to $18.03
Exercisable at December 31	52,060	$14.45 to $18.03	69,040	$12.11 to $18.03	84,475
Aggregate intrinsic value at year end	$-		$-		$-

As a result of adopting ASC Topic 718 on January 1, 2006, incremental stock- based compensation expense recognized was $496 during 2010. No stock based compensation expense was recognized in 2012 and 2011. As of December 31, 2012, there was no unrecognized compensation expense related to nonvested stock options because all options were fully vested. No options were exercised in 2012, 2011 or 2010.

A summary of information about stock options outstanding is as follows at December 31, 2012:

Weighted Average Exercise Price	Shares	Weighted Average Remaining Live (Years)	Shares Underlying Option Currently Exercisable
$14.45	4,620	2.30	4,620
14.50	3,150	0.31	3,150
14.50	21,000	2.96	21,000
16.02	8,000	1.56	8,000
16.22	4,200	1.30	4,200
16.31	5,460	3.30	5,460
17.16	5,000	4.00	5,000
18.03	630	3.40	630
15.36	52,060	2.53	52,060

As of December 31, 2012, the weighted average exercise price of shares underlying options currently exercisable was $15.36 per share.    No options were granted in 2012, 2011 or 2010.

13. Net Income per Share

The calculation of net income per common share is as follows for the years ended December 31:

	2012	2011	2010
Basic:
Weighted average common shares outstanding	$2,578,339	$2,575,213	$2,571,581
Weighted average common shares outstanding-diluted	2,578,339	2,575,213	2,571,581
Net loss applicable to common stockholders	$(652,981)	(1,587)	(1,488,635)
Basic net loss per common share	$(0.25)	$(0.00)	$(0.58)
Diluted net loss per common share	$(0.25)	$(0.00)	$(0.58)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2012, the most recent notification from the Federal Reserve Bank and the FDIC categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Company’s or the Bank’s category.

			Minimum Capital
	Actual		Adequacy		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital (to risk-weighted assets)
Consolidated	$38,497,000	11.58%	$26,594,000	8.00%	$33,243,000	10.00%
Carrollton Bank	39,705,000	11.94%	26,606,000	8.00%	33,258,000	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	34,249,000	10.30%	13,297,000	4.00%	19,946,000	6.00%
Carrollton Bank	35,455,000	10.66%	13,303,000	4.00%	19,955,000	6.00%
Tier 1 Capital (to average assets)
Consolidated	34,249,000	9.32%	14,699,000	4.00%	18,374,000	5.00%
Carrollton Bank	35,455,000	9.66%	14,681,000	4.00%	18,351,000	5.00%
December 31, 2011
Total Capital (to risk-weighted assets)
Consolidated	$39,774,000	11.87%	$26,815,000	8.00%	$33,519,000	10.00%
Carrollton Bank	39,115,000	11.66%	26,830,000	8.00%	33,538,000	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	35,510,000	10.59%	13,408,000	4.00%	20,112,000	6.00%
Carrollton Bank	34,849,000	10.39%	13,415,000	4.00%	20,123,000	6.00%
Tier 1 Capital (to average assets)
Consolidated	35,510,000	9.75%	14,571,000	4.00%	18,214,000	5.00%
Carrollton Bank	34,849,000	9.55%	14,600,000	4.00%	18,250,000	5.00%

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

Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004. The following table sets forth the financial status of the Plan as of and for the years ended December 31:

	2012	2011	2010
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$10,690,117	$8,855,210	$8,211,541
Service cost	54,210	36,925	-
Interest cost	443,938	479,195	481,030
Actuarial (gain) loss	755,615	1,833,017	637,353
Benefits paid and administrative expenses	(529,549)	(514,230)	(474,714)
Benefit obligation at end of year	11,414,331	10,690,117	8,855,210
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	7,110,621	7,501,128	7,139,470
Actual return on plan assets	972,861	75,543	806,372
Employer contribution	707,321	48,180	30,000
Benefits paid and administrative expenses	(529,549)	(514,230)	(474,714)
Fair value of plan assets at end of year	8,261,254	7,110,621	7,501,128
Funded status	$(3,153,077)	$(3,579,496)	$(1,354,082)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$-	$-	$-
Other liabilities	(3,153,077)	(3,579,496)	(1,354,082)
Net amount recognized	$(3,153,077)	$(3,579,496)	$(1,354,082)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$3,873,103	$3,882,413	$1,760,848
Prior service cost (credit)	-	-	-
Net amount recognized (before tax effect)	$3,873,103	$3,882,413	$1,760,848
ASSUMPTIONS USED IN MEASURING THE PROJECTED BENEFIT OBLIGATION WERE AS FOLLOWS FOR THE YEARS ENDED DECEMBER 31:
Discount rates	3.81%	4.25%	5.50%
Rates of increase in compensation levels	N/A	N/A	N/A
Long-term rate of return on assets	6.00%	6.00%	6.00%
NET PERIODIC PENSION EXPENSE INCLUDES THE FOLLOWING COMPONENTS:
Service cost	$54,210	$36,925	$-
Interest cost	443,938	479,195	481,030
Expected return on plan assets	(445,458)	(442,369)	(452,854)
Amortization of Net Loss	237,522	78,278	6,311
Net periodic pension cost (benefit)	$290,212	$152,029	$34,487
ACCUMULATED BENEFIT OBLIGATION AT YEAR END	$11,414,331	$10,690,117	$8,855,210

ALLOCATION OF ASSETS
Equity Securities	59%	58%	59%
Fixed income-guaranteed fund	41%	42%	41%
	100%	100%	100%

There are no net transaction obligations (assets), prior service costs (credits) or estimated net losses (gains) for the Plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Benefits expected to be paid from the Plan are as follows:

Year	Amount
2013	$495,152
2014	487,291
2015	485,491
2016	494,886
2017	487,037
2018-2022	2,596,666

The estimated contribution to be made by the Company to the Plan in 2013 is $364,105.  The Plan’s investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the Plan. Investment objectives have been established by considering the Plan’s liquidity needs and time horizon and the fiduciary standards under ERISA. The asset allocation strategy is developed to meet the Plan’s long- term needs in a manner designed to control volatility and to reflect the Company’s risk tolerance.

In determining the long-term rate of return on pension plan assets assumption, the target asset allocation is first reviewed. An expected long-term rate of return is assumed for each asset class, and an underlying inflation rate assumption is also made. The effects of asset diversification and periodic fund rebalancing are also considered. As of December 31, 2012, 2011 and 2010, the fair value of plan assets were measured using Level 2 inputs.

The Company has a contributory thrift plan qualifying under Section 401(k) of the Internal Revenue Code. Employees with three months of service are eligible for participation in the Plan. In conjunction with the curtailment of the pension plan, the Company expanded the thrift plan to make it a Safe Harbor Plan. Prior to June 1, 2011, if an employee had been at the Company for one year, the Company would contribute 3% of the employee’s salary to the Plan for the employee’s benefit. The Company also matched 50% of the employee 401(k) contribution up to 6% of employee compensation. The Safe Harbor contribution and matching contribution were terminated as a cost saving measure effective June 1, 2011. Contributions to this Plan, included in employee benefit expenses, were $0, $190,119 and $420,865 for 2012, 2011 and 2010, respectively.

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

The components of income tax expense are as follows for the years ended December 31:

	2012	2011	2010
CURRENT
Federal	$312,974	$758,825	$(247,779)
State	204,697	244,240	(42,610)
	517,671	1,003,065	(290,389)
DEFERRED	(235,955)	(848,732)	(603,743)
	$281,716	$154,333	$(894,132)

The components of the deferred tax benefits were as follows for the years ended December 31:

	2012	2011	2010
Provision for loan losses	$11,346	$(118,862)	$317,875
Nonaccrual interest on loans	20,061	39,414	(95,137)
Deferred loan origination costs	(24,762)	(19,729)	(13,036)
Deferred compensation plan	1,805	(2,489)	(4,897)
Pension plan contributions	164,528	(40,963)	64,092
Depreciation	(22,053)	(31,161)	(3,636)
Discount accretion	(729)	(475)	(4,278)
Investment impairment losses	(330,547)	(300,544)	(770,256)
Other real estate owned impairment losses	(126,154)	(367,955)	(145,199)
Alternative minimum tax carryover	43,936	-	-
Charitable contribution carryover	26,614	(3,906)	(22,708)
Federal Home Loan Bank stock dividends	-	(2,062)	-
Valuation allowance for capital losses	-	-	73,437
	$(235,955)	$(848,732)	$(603,743)

The components of the net deferred tax asset were as follows for the years ended December 31:

	2012	2011	2010
DEFERRED TAX ASSETS
Allowance for loan losses	$1,206,308	$1,217,654	$1,098,792
Deferred compensation plan	227,089	228,894	226,405
Unrealized losses on available for sale investment securities	1,279,907	1,534,144	1,815,323
Accrued retirement benefits	1,243,731	1,411,932	534,118
Nonaccrual interest on loans	35,662	55,723	95,137
Investment impairment losses	1,597,864	1,267,317	966,773
Other real estate owned impairment losses	828,214	702,060	334,105
AMT and charitable contribution carryforward	-	70,550	66,644
Valuation allowance for capital losses	(73,437)	(73,437)	(73,437)
	6,345,338	6,414,837	5,063,860

DEFERRED TAX LIABILITIES
Deferred loan origination costs	50,655	75,417	95,146
Discount accretion	5,265	5,994	6,469
FHLB Stock dividends	-	-	2,062
Depreciation	223,973	246,026	277,187
	279,893	327,437	380,864
NET DEFERRED TAX ASSET	$6,065,445	$6,087,400	$4,682,996

The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	2012	2011	2010
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Tax-exempt income	-80.6%	-21.4%	9.8%
State income taxes, net of federal income tax benefit	45.4%	8.3%	5.7%
Nondeductible expense	160.3%	1.1%	-0.9%
	159.1%	22.0%	48.6%

The Company has recorded a valuation allowance for a capital loss carryforward that may not be realized. The capital loss carryforward will expire in 2015.  The Company has not recorded any valuation allowance against the remainder of the net deferred tax asset, based on the Company’s assessment that it is more likely than not that the deferred tax asset will be realized in future periods.   In evaluating the Company’s ability to realize its net deferred tax asset, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income.  As of December 31, 2012, the Company does not have a net operating loss carryforward.  The significant effect on the federal income tax rate of 159.1% in 2012 compared to 22.0% in 2011 results from Merger costs incurred in 2012 that are non-deductible for tax purposes in 2012.

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

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $1,421,906, $1,406,822, and $1,318,739 for 2012, 2011, and 2010, respectively.

Lease obligations will require minimum rental payments as follows:

Period	Minimum Rentals
2013	$1,276,369
2014	1,269,519
2015	1,234,648
2016	1,061,955
2017	1,004,460
Remaining years	4,917,090
$10,764,041

19. Parent Company Financial Information

The balance sheets as of December 31, 2012 and 2011 and statements of income and cash flows for Carrollton Bancorp (Parent Only) for 2012, 2011, and 2010, are presented below:

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Cash	$1,000	$660
Interest-bearing deposits in subsidiary	43,103	1,201,831
Investment in subsidiary	33,360,784	31,979,918
Investment securities available for sale	144,845	146,715
Other assets	132,248	115,106
	$33,681,980	$33,444,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$1,338,760	$800,657
Stockholders' Equity
Preferred Stock	9,101,702	9,013,436
Common Stock	2,579,388	2,576,388
Additional paid-in-capital	15,738,804	15,725,454
Retained Earnings	9,233,565	9,886,546
Accumulated other comprehensive income (loss)	(4,310,239)	(4,558,251)
	32,343,220	32,643,573
	$33,681,980	$33,444,230

STATEMENTS OF INCOME
	Years ended December 31,

	2012	2011	2010
INCOME
Dividends from Subsidiary	$-	$-	$1,047,126
Interest and dividends	2,302	8,053	28,714
Security gains (losses)	(66,155)	(169,012)	13,278
	(63,853)	(160,959)	1,089,118
EXPENSES	1,456,223	248,206	154,731
Income before income taxes and equity in undistributed net
income of subsidiary	(1,520,076)	(409,165)	934,387
Income tax expense (benefit)	(241,681)	(139,127)	(41,306)
	(1,278,395)	(270,038)	975,693
Equity in undistributed net income (loss) of subsidiary	1,173,729	816,766	(1,921,329)
Net Income (loss)	$(104,666)	$546,728	$(945,636)

STATEMENTS OF CASH FLOWS
	Years Ended December31,

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(104,666)	$546,728	$(945,636)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in undistributed net income (loss) of subsidiary	(1,173,729)	(816,766)	1,921,329
(Gains) losses on disposal of securities	(497)	628	(252,663)
Deferred taxes	(66,669)	22,230	(71,298)
Write down of equity securities	66,652	168,384	239,385
Stock issued under 2007 Equity Plan	16,350	14,882	23,548
Decrease (increase) in other assets	22,901	33,824	64,410
Increase (decrease) in other liabilities	78,054	428,732	(15,040)
Net cash provided by (used in) operating activities	(1,161,604)	398,642	964,035
Cash Flows from Investing Activities:
Purchase of Bank Stock	-	(500,000)	-
Proceeds from sales of securities available for sale	3,216	13,993	1,216,330
Net cash provided by (used in) investing activities	3,216	(486,007)	1,216,330
Cash Flows from Financing Activities:
Dividends paid	-	(115,012)	(820,079)
Preferred stock issued	-	-	-
Net cash used in financing activities	-	(115,012)	(820,079)
Net increase (decrease) in cash	(1,158,388)	(202,377)	1,360,286
Cash and cash equivalents at beginning of year	1,202,491	1,404,868	44,582
Cash and cash equivalents at end of year	$44,103	$1,202,491	$1,404,868
Supplemental Information:
Income taxes paid, net of refunds and cash received from subsidiaries	$(177,741)	$(657,858)	$(6,752)

20. FAIR VALUE AND FINANCIAL INSTRUMENTS

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

Impaired loans and foreclosed real estate:  Nonrecurring fair value adjustments to loans and foreclosed real estate reflect full or partial write-downs that are based on the loan’s or foreclosed real estate’s observable market price or current appraised value of the collateral. Since the market for impaired loans and foreclosed real estate is not active, loans or foreclosed real estate subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral will be classified as Level 3 due to the type of asset and the inputs to the valuation.  Appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple.  Appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value.

The following assets are measured at fair value on a recurring basis as of the respective dates:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	value
December 31, 2012
Available for sale
U.S. government agency	$-	$1,506,703	$-	$1,506,703
Mortgage‑backed securities	-	9,544,221	-	9,544,221
State and municipal	-	5,926,601	-	5,926,601
Corporate bonds	-	-	371,437	371,437
	-	16,977,525	371,437	17,348,962
Equity securities	283,822	-	-	283,822
	283,822	16,977,525	371,437	17,632,784

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	value
December 31, 2011
Available for sale
U.S. government agency	$-	$2,212,656	$-	$2,212,656
Mortgage‑backed securities	-	13,125,924	-	13,125,924
State and municipal	-	7,626,724	-	7,626,724
Corporate bonds	-	1,980,100	281,150	2,261,250
	-	24,945,404	281,150	25,226,554
Equity securities	243,653	-	-	243,653
	$243,653	$24,945,404	$281,150	$25,470,207

During 2012, the Company recognized $847,196 of other-than-temporary impairment charges related to two debt securities and one equity security.

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the years ended December 31.

	2012	2011
Balance, beginning of period	$281,150	$373,542
Total gains (losses) realized and unrealized:
Included in earnings	(780,544)	(581,662)
Included in other comprehensive income	870,831	489,270
Transfer to (from) Level 3	-	-
Balance, end of period	$371,437	$281,150

Certain other assets are measured at fair value on a nonrecurring basis.  Adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during 2012 and 2011 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	Carrying Value at December 31, 2012 using:

		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$59,713,146	$-	$59,713,146	$-
Impaired loans	12,288,036	-	-	12,288,036
Foreclosed real estate	2,030,187	-	-	2,030,187

	Carrying Value at December 31, 2011 using:

		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$28,420,897	$-	$28,420,897	$-
Impaired loans	11,279,693	-	-	11,279,693
Foreclosed real estate	4,822,417	-	-	4,822,417

  During 2012, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Losses related to loans of $1.2 million were recognized as charge-offs for loan losses. There were write-downs of $1,514,565 on properties that remain in foreclosed real estate, as well as $54,872 of losses on the sale of the foreclosed real estate.

During 2011, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis. Approximately $1.8 million of losses related to loans were recognized as charge-offs to the allowance for loan losses and $886,000 of write downs and losses on disposal of foreclosed real estate properties were recognized as other operating expenses. During 2011, there were no losses related to loans held for sale accounted for at the lower of cost or fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Investment Securities

The fair values of securities held to maturity and securities available for sale are based upon quoted market prices or dealer quotes. Level 3 of the fair value hierarchy was used to determine fair value of Trust Preferred securities because the market for these securities at December 31, 2012 and 2011 was not active.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2012		December 31, 2011
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
Financial assets
Level 2 inputs:
Investment securities held to maturity	2,367,382	2,482,023	2,848,594	3,024,217
Loans held for sale	59,713,146	59,752,145	28,420,897	28,466,856
Bank owned life insurance	5,222,776	5,222,776	5,081,539	5,081,539
Level 3 inputs:
Federal Home Loan Bank stock	639,600	639,600	2,111,300	2,111,300
Loans, net	242,258,227	246,992,937	264,190,295	271,476,390
Financial liabilities
Level 3 inputs:
Interest‑bearing deposits	230,028,656	232,221,722	239,972,347	243,699,338
Advances from the Federal Home Loan Bank	1,870,000	1,883,515	11,210,000	11,383,000

21. New Authoritative Accounting Guidance

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

22. Consolidated Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2012

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,186,851	$4,038,969	$4,117,825	$3,880,265
Interest expense	826,716	765,809	753,344	729,771
Net interest income	3,360,135	3,273,160	3,364,481	3,150,494
Provision for loan losses	245,514	435,161	412,158	72,179
Net interest income after provision for loan losses	3,114,621	2,837,999	2,952,323	3,078,315
Gain (loss) on security sales and impairment losses	(818,557)	15	39,783	(28,142)
Other noninterest income	2,161,592	2,588,397	2,825,190	2,720,990
Noninterest expenses	4,913,800	5,715,937	5,131,717	5,534,022
Income (loss) before income taxes	(456,144)	(289,526)	685,579	237,141
Income taxes (benefit)	(203,680)	(124,722)	263,659	346,459
Net Income (loss)	(252,464)	(164,804)	421,920	(109,318)
Preferred stock dividends and discount accretion	137,079	137,079	137,079	137,078
Net income (loss) applicable to common stockholders	$(389,543)	$(301,883)	$284,841	$(246,396)
Net income (loss) per share - basic	$(0.14)	$(0.14)	$0.11	$(0.10)
Net income (loss) per share - diluted	$(0.14)	$(0.14)	$0.11	$(0.10)
Cash dividends per share	$0.00	$0.00	$0.00	$0.00
Market prices: High	$4.52	$5.64	$5.45	$5.94
Low	$2.56	$4.02	$4.52	$4.71

	Year Ended December 31, 2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,444,388	$4,592,234	$4,475,940	$4,395,843
Interest expense	1,018,868	974,401	949,530	892,382
Net interest income	3,425,520	3,617,833	3,526,410	3,503,461
Provision for loan losses	114,217	1,427,601	495,010	119,798
Net interest income after provision for loan losses	3,311,303	2,190,232	3,031,400	3,383,663
Gain (loss) on security sales and impairment losses	(170,070)	(414,195)	(168,384)	1,974
Other noninterest income	1,787,387	2,321,269	2,423,765	2,150,347
Noninterest expenses	4,703,858	5,289,796	4,504,790	4,649,186
Income (loss) before income taxes	224,762	(1,192,490)	781,991	886,798
Income taxes (benefit)	53,467	(495,132)	277,751	318,247
Net Income (loss)	171,295	(697,358)	504,240	568,551
Preferred stock dividends and discount accretion	137,078	137,079	137,078	137,080
Net income (loss) applicable to common stockholders	$34,217	$(834,437)	$367,162	$431,471
Net income (loss) per share - basic	$0.01	$(0.32)	$0.14	$0.17
Net income (loss) per share - diluted	$0.01	$(0.32)	$0.14	$0.17
Cash dividends per share	$0.00	$0.00	$0.00	$0.00
Market prices: High	$5.02	$4.91	$3.89	$3.33
Low	$4.31	$3.62	$3.06	$2.10

	Year Ended December 31, 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,911,704	$5,027,393	$4,989,117	$4,948,696
Interest expense	1,595,863	1,493,860	1,314,129	1,124,638
Net interest income	3,315,841	3,533,533	3,674,988	3,824,058
Provision for loan losses	134,686	569,577	940,099	2,461,991
Net interest income after provision for loan losses	3,181,155	2,963,956	2,734,889	1,362,067
Gain (loss) on security sales and impairment losses	(753,537)	(133,939)	(193,733)	(335,685)
Other noninterest income	1,695,784	1,828,166	2,339,355	2,393,842
Noninterest expenses	4,417,094	4,357,277	4,697,104	5,450,613
Income (loss) before income taxes	(293,692)	300,906	183,407	(2,030,389)
Income taxes (benefit)	(162,439)	79,665	30,133	(841,491)
Net Income (loss)	(131,253)	221,241	153,274	(1,188,898)
Preferred stock dividends and discount accretion	135,484	135,484	135,484	136,547
Net income (loss) applicable to common stockholders	(266,737)	$85,757	$17,790	$(1,325,445)
Net income (loss) per share - basic	(0.10)	$0.03	$0.01	$(0.52)
Net income (loss) per share - diluted	(0.10)	$0.03	$0.01	$(0.52)
Cash dividends per share	0.04	$0.04	$0.04	$0.02
Market prices: High	8.24	$5.84	$5.61	$5.63
Low	4.37	$4.90	$4.25	$3.97

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure during 2012.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Vice President and Controller, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objective.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Vice President and Controller concluded that our disclosure controls and procedures are effective as of December 31, 2012.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Vice President and Controller, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting.  In connection with our evaluation, no change was identified in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below are the names, ages, and certain other information about our Directors as of the date of this annual report:

Robert J. Aumiller is 64 and has been a director of the Company and the Bank since 2001.

  Mr. Aumiller is an Attorney and is President and General Counsel of Mackenzie Commercial Real Estate Services LLC, a commercial real estate brokerage and development company, and has been with the company since 1983.  For more than 25 years, Mr. Aumiller has been involved in brokerage and real estate development of various commercial real estate projects.  He was admitted to the Maryland State bar in 1973.  Mr. Aumiller currently serves on the board of Keswick Multicare Center, Inc. and Goodwill Industries of the Chesapeake, Inc.

 The Board of Directors of Carrollton Bancorp and Carrollton Bank each believe that Mr. Aumiller’s qualifications for serving on their Board of Directors include his experience as both a commercial and residential developer, which gives him valuable insight into the sector in which we originate a large portion of our loans, as well as his entrepreneurial, financial and operational expertise.  Mr. Aumiller serves as Chairman of the Loan Committee.

Steven K. Breeden * is 54, is a member of the Nominating Committee and has been a director of the Company since 2001 and the Bank since 1994.

  Mr. Breeden is currently a managing member of Security Development LLC and related real estate and development companies, a position he has held since 1980.  Mr. Breeden is a director of the Home Builders Association of Maryland and the Maryland Community Builders Foundation boards.  He has previously served on various charitable boards including The Columbia Foundation and Leadership Howard County Boards of Trustees.  Mr. Breeden has an undergraduate degree from Carnegie Mellon University and a Masters in Finance from Loyola University Maryland.

  The Board of Directors of Carrollton Bancorp and Carrollton Bank each believe that Mr. Breeden’s qualifications for serving on their Board of Directors include his knowledge of the Bank’s business and operations as a result of his years of service as a director of the Company and the Bank and his involvement for more than 30 years in most aspects of real estate development, with a concentration in complex financing, of thousands of residential lots, and dozens of strip centers and apartments throughout the Baltimore area, with a concentration in Howard County. This experience has allowed him to develop an extensive understanding of the real estate industry and market conditions in one of the areas in which we originate mortgage loans. With continuing ownership interests in many real estate product types, Mr. Breeden brings his financial and real estate expertise to the board as he is in touch with the financial and housing markets daily.

Albert R. Counselman is 64, and has been a director of the Company since 2001 and the Bank since 1985.

Mr. Counselman has been Chairman of the Company since 2002.  He has been an Executive Officer, Chairman and CEO of RCM&D, one of the 50 largest independent commercial insurance agency/brokerage firms in the U.S., for more than 40 years.  Mr. Counselman holds a BA from University of Notre Dame and the CPCU (Chartered Property Casualty Underwriter) designation from the American Institute for CPCU.  He served as Chairman of St. Agnes HealthCare for five years and as a board member for 25 years. Mr. Counselman is the past Chairman and a current board member of the Council of Insurance Agents and Brokers.  He is also Vice President and founding director of PAR, Ltd., a public reinsurance company domiciled in Bermuda.  Mr. Counselman is the former Chairman of Ascension Health’s Investment Committee and a former member of its Finance Committee (retired from both December 2011) and the former Chairman of the Maryland Hospital Association (retired June 2011).

 The Board of Directors of Carrollton Bancorp and Carrollton Bank each believe that Mr. Counselman’s qualifications for serving on their Board of Directors include (i) his extensive knowledge of the Bank’s history, business and operations, as well as the risks facing the industry, as a result of his long tenure as a director, (ii) his extensive experience as a business owner, senior executive and director of several significant insurance and risk management organizations, which provides the Board with management, strategic and operational knowledge, (iii) his considerable experience as a director of numerous organizations, including hospitals, which provides the Board with insight into board governance and fiduciary duty matters, and (iv) his knowledge of the business community as an active and involved resident of Baltimore City and County for more than 40 years, which assists the Bank in its marketing efforts.

Harold I. Hackerman * is 61, is a member of the Compensation Committee and the Audit Committee and has been a director of the Company and the Bank since 2002.

 Mr. Hackerman has been President of Ellin & Tucker, a certified public accounting firm, since 2008, Vice President from 1984 to 2008, and has provided audit, accounting and consulting services since 1973.   He is also a director and officer of a charitable institution.  He is a director of the Lexington National Insurance Company.   Mr. Hackerman is our designated audit committee financial expert.

 Mr. Hackerman’s extensive public accounting experience has given him a thorough understanding of financial regulations applicable to Carrollton Bank and Carrollton Bancorp, and he brings valuable insight as to accounting-related matters such as internal controls, which makes him an appropriate choice to serve on the Board of Directors of both the Bank and Carrollton Bancorp.

William L. Hermann * is 71, is a member of the Audit Committee and Compensation Committee and has been a director of the Company and the Bank since 2006.

Mr. Hermann is a retired certified public accountant; and, since 1981, the founder and Chief Executive Officer of William L. Hermann, Inc., a financial management and consulting company.  He is a member of the Finance Committee of the General German Aged People’s Home of Baltimore and Augsburg Lutheran Home of Maryland as well as a director and Audit Committee Chairman of Security Title Guarantee Corporation of Baltimore.  From 1989 to 2005, Mr. Hermann served as director and Chairman of the Audit Committee and Asset Liability Management Committee with Columbia Bancorp and as CEO of Glenmore Permanent Building and Loan Association, Inc. from 1971 to 1989.

  The Board of Directors of Carrollton Bancorp and Carrollton Bank each believe that Mr. Hermann’s qualifications for serving on their Board of Directors include his 40 plus years of banking experience, which has given him extensive knowledge of our business as well as the risks, challenges and opportunities facing the Bank and our industry, and his long-standing presence in the local business community that helps us in our marketing efforts.

David P. Hessler * is 56, is a member of the Nominating Committee and the Compensation Committee and has been a director of the Company since 2001 and the Bank since 1999.

Mr. Hessler has been President and CEO of Eastern Sales and Engineering, an electrical contracting and service maintenance firm, since 1987 and was Vice President from 1986 to 1987.  Mr. Hessler has been Vice President of Advanced Petroleum Equipment, a distributorship, since its inception in 1998.  He was formerly an Engineer for Environmental Elements Corporation, a Baltimore based pollution equipment manufacturer from 1979-1986.  He started in manufacturing, and then was selected into the “Skunk Works” value engineering team, where he received valuable analysis training at Perdue University.  He has a BSME from the University of Virginia and a Masters of Finance from Loyola University in Maryland.  Mr. Hessler volunteers as a Mechanical Engineering Mentor for the First Robotics Team #3534 Boys Latin School, Maryland.

  The Board of Directors of Carrollton Bancorp and Carrollton Bank each believe that Mr. Hessler’s qualifications for serving on their Board of Directors include his expertise in engineering and construction, his varied education in science, finance and management and his experience owning and operating a small business in our market area, which brings significant management, strategic and operational knowledge to the Board.

Howard S. Klein * is 54, is a member of the Audit Committee and has been a director of the Company since 2001 and the Bank since 1999.

  Mr. Klein has been Vice President and General Counsel for Klein’s ShopRite Markets of Maryland, a family‑operated chain of seven full-service supermarkets since 1987. Mr. Klein principally focuses on company personnel matters, risk management practices, treasury, financing and cash management systems, land use and development, governmental matters and public relations. The supermarket company is a member of the Wakefern Food Cooperation, a retail food cooperative with combined sales exceeding $12.8 billion in 2010. Mr. Klein’s responsibilities at Wakefern include the Retail Insurance Committee, InsureRite Board of Directors, the Government Relations Committee and the WakePac Board of Directors and the Retail HR Committee.  Mr. Klein also serves as the managing member of several related companies which develop, own and operate the family’s real property assets. Prior to joining his family-owned businesses, Mr. Klein was a practicing attorney-at-law, specializing in real property, land development and general corporate matters. Mr. Klein is currently a member of the Board of Trustees at the McDonogh School (Owings Mills, Maryland).

The Board of Directors of Carrollton Bancorp and Carrollton Bank each believe that Mr. Klein’s qualifications for serving on their Board of Directors include his perspectives on servicing and financing closely-held businesses, his experience with land use and development, employment practices and the retail sector, risk management and insurance, customer and associate satisfaction and his general familiarity with both for-profit and not-for-profit board functions and fiduciary duties and responsibilities as a result of his position with ShopRite Markets and the other experiences discussed above.

Charles E. Moore, Jr. * is 63, is a member of the Audit Committee and the Nominating Committee and has been a director of the Company and the Bank since 2001.

Mr. Moore is currently the co-founder, Vice President and CFO of Caspian International, a drywall production company based in San Pedro Sula, Honduras, a position he has held since 2007.  Previously, he was the co-founder, President and CFO of TelAtlantic Communications, Inc., a consolidation of rural telephone companies across the United States from 1999 through 2007.  Prior to this time, Mr. Moore was a senior financial executive with Verizon Communications. He currently serves on the Board of Trustees of McDaniel College in Westminster, Maryland and on the Board of Directors of the Anne Arundel Medical Center Foundation in Annapolis, Maryland.  He also serves as President of the Council on Finance and Administration (CFA) of the Baltimore-Washington Annual Conference of the United Methodist Church in Columbia, Maryland, on the Board of Directors of United Methodist Insurance, Inc. and as a director of the General Council on Finance and Administration (GCFA) of the United Methodist Church in Nashville, Tennessee.   In addition, he is a former director and President of the Independent College Fund of Maryland, former director of the General German Aged People’s Home of Baltimore (aka Edenwald) and Director-Emeritus of the Council for Economic Education of Maryland.

  Each of the Boards of Directors of Carrollton Bancorp and Carrollton Bank believe that Mr. Moore’s qualifications for serving on their Board of Directors include his more than 29 years of experience as a chief financial manager in multiple business units of a major publicly traded company, which has provided him with extensive management and operational knowledge that is valuable to the Boards.  In addition, Mr. Moore has gained significant experience in launching several start-up companies both here in the United States and in Central America.  This experience involved the raising of millions of dollars of capital (debt and equity) to fund these new ventures.

Bonnie L. Phipps * is 64, is a member of the Audit Committee and has been a director of the Company and the Bank since 2009.

Ms. Phipps has been President and CEO of St. Agnes Healthcare since December 2005.  Prior to that, Ms. Phipps was President and CEO of St. Joseph’s Health System in Atlanta, Georgia.  She has held various positions in the healthcare field since 1974.  She is a CPA and a Fellow in the Healthcare Financial Management Association.  Ms. Phipps is currently a member of the Board of Directors of the YMCA of Central Maryland, Charlestown

Community, Inc., and the Center Club and served on the Board of Directors of HomeBanc, Inc. from 2005 to 2008. She was named one of the Top 100 Women in Maryland in 2008 and 2010.  She is also a member of the Baltimore County Revenue Authority.

  The Board of Directors of Carrollton Bancorp and Carrollton Bank each believe that Ms. Phipps’ qualifications for serving on their Board of Directors include her significant financial and management experience as a Chief Financial Officer and Chief Executive Officer.

John Paul Rogers is 77 and has been a director of the Company since 2001 and the Bank since 1970.

   Mr. Rogers has been Chairman of the Board of the Bank since February 1994.   He is a former partner of the firm of Rogers, Moore and Rogers, LLP, counsel to the Bank, from which he retired in 1992.  Mr. Rogers served as Senior Title Officer of The Security Title Guarantee Corporation of Baltimore from May 1991 until 1992 and also served as Executive Vice President from March 1979 to March 1989 and as President from March 1989 to May 1991.  He has testified before the Maryland Legislature on issues involving title insurance and as an expert on real property matters in both Federal and State courts. Mr. Rogers serves as Vice President of Moreland Memorial Park Cemetery and was Vice President of Maryland Mortgage Company from 1970 to 1992. He served as a director of the Augusta Savings and Loan.

   The Board of Directors of Carrollton Bancorp and Carrollton Bank each believe that Mr. Rogers’ qualifications to serve on the Board at this time include his extensive knowledge of the Bank’s history, business and operations, as well as the risks facing the industry, as a result of his long tenure with the Company and the Bank as a director and as Chairman of the Board.  Further, Mr. Rogers has demonstrated qualities of leadership, experience and dedication which qualify him to serve on the Boards.

W. Charles Rogers, III is 57 and has been a director of the Company and the Bank since 2008.

  Mr. Rogers is a partner in the law firm of Rogers, Moore and Rogers, LLP and counsel to the Bank and has been since 1992.  The firm is located in Baltimore, Maryland and specializes in representing lenders in commercial transactions, in handling both residential and commercial real estate transactions, and loan workouts and collections.  He has been a director of The Security Title Guarantee Corporation of Baltimore since 1983, and was President from 1993 until 2003.  Mr. Rogers has been a director of Maryland Mortgage Company since 1983.  Also, he has been Corporate Secretary and a director of Moreland Memorial Park Cemetery, Inc. since 1986.  Moreland is located in Baltimore County and has six employees and over $600,000 in annual sales.  Mr. Rogers is a director of the National Aquarium in Baltimore.

  The Board of Directors of Carrollton Bancorp and Carrollton Bank each believe that Mr. Rogers’ qualifications for serving on their Board of Directors include his legal and small business management expertise and his many years of representation of the Bank.

*      Denotes a Director that the Board of Directors has determined is “independent” as defined under the applicable rules and listing standards of the NASDAQ Stock Market LLC.

Executive Officers; Key Employees

Certain information regarding executive officers and key employees of the Company and Bank other than those previously mentioned is set forth below:

Executive Officers who are not Directors:

Robert A. Altieri – Mr. Altieri, age 51, has been President and Chief Executive Officer of both the Bank and Company since his appointment in February 2001.  Mr. Altieri was previously the Senior Vice President/Lending of the Bank since June 1994, and Vice President – Commercial Lending since September 1991.

  Key Employees:

Michael J. Camiel – Mr. Camiel, age 59, has been Senior Vice President - Chief Credit Officer since March 2007.  He was previously Vice President – Chief Credit Officer from March 2003 to March 2007.  Prior to joining the Bank, Mr. Camiel was a Relationship Manager with Maryland Department of Business and Economic Development from June 1999 to March 2003.

Gary M. Jewell – Mr. Jewell, age 66, has been Senior Vice President – Electronic Banking since July 1998.  He was previously Senior Vice President and Retail Delivery Group Manager from March 1996 to July 1998.  Prior to joining the Bank, Mr. Jewell was Director of Product Management and Point of Sale Services for the MOST EFT network in Reston, Virginia from March 1995 to March 1996.

Deanna L. Lintz – Mrs. Lintz, age 44, has been Senior Vice President – Branch Administration since March 2007.  She was previously Relationship Manager/Business Banking for M&T Bank from February 2006 to March 2007 where she managed a portfolio of commercial customers and developed new commercial business.  Ms. Lintz held a similar position at Provident Bank from September 2004 to February 2006.  Prior to September 2004, Ms. Lintz spent 14 years with Bank of America where she held a variety of positions.

Beatrice McQuarrie – Ms. McQuarrie, age 56, became principal accounting officer of the Company effective upon the departure of Mark Semanie on January 18, 2013, who had previously served as our chief financial officer. Ms. McQuarrie has served as a Vice President and Controller since December 2011 and served as interim controller from August 2011 to December 2011. Prior to joining the Company, Ms. McQuarrie worked at Wall Street Institute from 2005 to 2011 as Director Accounting Operations. Prior to those positions, she had over ten years experience in accounting-related positions in the banking industry, five years with Maryland Environmental Services (State of

Maryland quasi agency) and over five years as public school business administrator.  Ms. McQuarrie holds active certifications as CPA, CMA, and CGMA.

David L. Seyler – Mr. Seyler, age 51, joined the Company in April 2010 as Vice President/Cash Management and was promoted to Senior Vice President/Cash Management and Operations in January 2011.  Prior to April 2010, Mr. Seyler held the position of Vice President/Cash Management and Branch Administration with Bradford Bank for two years where he managed the Branch Administration group and was responsible for the development, management and sales of all retail and commercial products.  Mr. Seyler was a Vice President/Transaction Processing with Mercantile from 1998 to 2007 where he managed the daily operations of their Transaction Processing Department.  From 1988 to 1998 Mr. Seyler was an Assistant Vice President of Operations at Provident Bank.  He started his banking career as an Operations Manager with First American Bank of Washington from 1983 to 1988.

Lola B. Stokes – Mrs. Stokes, age 55, has been Senior Vice President and Compliance/CRA Director of the Bank since June 2006.  She was previously Senior Vice President in charge of Bank Secrecy Act at Provident Bank since January 2005.  Prior to that, Mrs. Stokes held the position of Vice President of Compliance at Carrollton Bank from July 2000 to January 2005.
Family Relationships

Mr. John Paul Rogers is the uncle of Mr. W. Charles Rogers, III.  Mr. Howard S. Klein is married to the niece of Mr. John Paul Rogers and first cousin of W. Charles Rogers, III.  Otherwise, there are no family relationships between our directors and our executive officers.

Audit Committee

The Company has a separately-designated standing audit committee of its Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act.  The audit committee is composed of Mr. Moore, Chairman, Messrs. Hackerman, Hermann and Klein and Ms. Phipps.

Code Of Ethics

The Company has a Code of Ethics that applies to all of its employees and directors with a specific code applicable to the Chief Executive Officer and the Chief Financial Officer.  The codes of ethics are posted on the Company’s website at www.carrolltonbank.com.  The Company intends to disclose on its web site the nature of any future amendments to and waivers of the Code of Ethics that apply to the Chief Executive Officer, the Chief Financial Officer, the Controller and persons performing similar functions.

Item 11. Executive Compensation

 Overview of Compensation Program

The Company’s executive compensation program is designed to:

•	Align the financial interests of the executive officers with the long-term interests of the Company’s stockholders;
•	Attract and retain high performing executive officers to lead the Company to greater levels of profitability; and
•	Motivate and incent executive officers to attain the Company’s earnings and performance goals.

The compensation program for the Company’s executive officers has four primary components:

•	base salary;
•	annual incentive awards;
•	long-term equity-based awards; and
•	employee benefits and perquisites.

The Compensation Committee has the authority to obtain the advice and assistance of legal or independent compensation consulting firms as it deems desirable or appropriate.  In developing the compensation program for 2012, the Compensation Committee conducted a review of the executive compensation program.

Our compensation philosophy is to pay conservatively competitive base salaries based on individual experience, Company and individual performance, and personal contributions to the organization and its goals.  Short-term incentives, generally payable in cash, and long-term incentives, generally provided through equity -based awards, are targeted to be competitive but depend more heavily upon Company performance than does base pay.  Total compensation and accountability are intended to increase with position and responsibility.

The Company recognizes that executives have significant influence on the overall financial results of the Company and aligns the financial interests of the executive officers with the long-term interests of the stockholders by using equity-based awards that increase in value as stockholder value increases and by choosing financial measures and goals for cash incentive compensation that are based on the key measures that drive the financial performance of the Company.

Base Salary

We believe that competitive base salaries are necessary to attract and retain high performing executive officers.  In determining base salaries, the Compensation Committee considers the executive’s qualifications and experience, scope of responsibilities and future potential, the goals and objectives established for the executive and the executive’s past performance, as well as competitive salary practices at other financial institutions.

The Compensation Committee compared the proposed compensation of Mr. Altieri, our Chief Executive Officer, with independent published studies reflecting compensation information of the peer group commercial banking institutions participating in the study and with the compensation of executive officers of other banking institutions, based on proxy information covering institutions comparable to the Company in terms of criteria including the nature and quality of operations, or geographic proximity.  This group included financial institutions having high returns on assets, capital significantly in excess of that required by current federal regulations, and located within a 100 mile radius of Columbia, Maryland so as to include companies operating in a comparable economic climate.  No target was established in the comparison with this group of institutions.  A similar process was used for determining compensation of other named executive officers.  This review revealed that Mr. Altieri’s compensation is competitive with the compensation of the executive officers in the group.

Annual Incentive Plan

All of our Named Executive Officers, as defined below, participate in our bonus plan.  The bonus plan encourages executive officers to work together as a team to achieve specific annual financial goals.  The bonus plan is designed to motivate our executive officers to achieve strategic goals, strengthen links between pay and the performance of the Company and align management’s interests more closely with the interests of the stockholders.

The plan is designed to pay out a cash reward based on pre-established key performance indicators, which also has a minimum net income trigger that must be met before payouts may be made.  The key performance indicators are:

•	Growth as measured by gross loans, noninterest bearing accounts, and interest-bearing accounts and repurchase agreements;
•	Pricing/profitability as measured through net interest margin, fee and service charge income;
•	Quality as measured through non-performing assets and net charge offs; and
•	Productivity as measured through efficiency ratio.

Incentives are calculated based on budget and business plan goals as measured by the key performance indicators.  For 2012, the budgeted amounts were approved on December 28, 2011 by the Board of Directors.  No payouts were made in 2012 based on Company performance for the year ended December 31, 2011, and no payouts will be made in 2013 based on Company performance for the year ended December 31, 2012.

Other Bonuses

In 2012, Mr. Jewell received $57,750 in performance based payments in accordance with the terms of his employment agreement.  These increases were deemed to be appropriate based upon the profitable operation of the business unit run by Mr. Jewell.

Equity Plan

The 2007 Equity Plan was approved at our 2007 annual meeting of stockholders.  All of our Named Executive Officers are eligible to receive equity awards under the 2007 Equity Plan.  The purpose of long-term compensation arrangements is to more closely align the financial interests of the executive officers with the long-term interests of our stockholders.  Vesting schedules for equity based awards also encourage officer retention.  The 2007 Equity Plan provides for a variety of different types of compensation arrangements, such as stock options, restricted stock, stock appreciation rights, restricted performance stock, unrestricted stock and performance unit awards, all of which increase in value as the value of our common stock increases.  No grants have been made to Named Executive Officers under the 2007 Equity Plan since 2009. The Compensation Committee recommends, in its discretion, the form and number of equity-based awards and the full Board of Directors approves the awards.  The 2007 Equity Plan prescribes that, upon a change in control, all outstanding awards automatically become fully vested upon such change in control, all restrictions, if any, with respect to such awards, will lapse, and all performance criteria, if any, with respect to such awards, will be deemed to have been met in full.   Currently, there are no outstanding awards under the 2007 Equity Plan.  The 2007 Equity Plan provides for automatic annual grants of 300 shares of unrestricted stock of the Company to each non-employee director serving on the Board of Directors on the date of the annual meeting of the stockholders. No grants were made to executive officers in 2012 under the 2007 Equity Plan as a result of the restrictions associated with the America Recovery and Reinvestment Act of 2009, discussed below, and the operating results of the Company.

Impact of Participation in Troubled Asset Relief Program

As discussed above under “Item 1. Business,” on February 13, 2009, Carrollton Bancorp issued 9,201 shares of Series A Preferred Stock and a warrant to purchase 205,379 shares of common stock to Treasury pursuant to the TARP Capital Purchase Program.

The America Recovery and Reinvestment Act of 2009 imposed significant new requirements for and restrictions relating to the compensation arrangement of financial institutions that received government funds through TARP.  The restrictions apply until a participant repays the funds received through TARP.  These restrictions include: (i) a requirement that we recover any bonus payments made to senior executive officers, as defined in applicable Treasury regulations (“SEOs”), and the next 20 most highly compensated employees if the bonus payment is based on materially inaccurate financial statements or any other materially inaccurate financial metric criteria; (ii) a prohibition on our making any payment to SEOs and the next five most highly-compensated employees in connection with a departure from the Company for any reason (a “golden parachute payment”) (except for payments for services performed or benefits accrued); (iii) a prohibition on the payment or accruing of bonuses, retention awards or incentive compensation to our highest compensated employee, currently our President and Chief Executive Officer, with an exception for long-term restricted stock that does not fully vest while Treasury holds an interest in the Company and has a value not exceeding 1/3 of the employee’s annual compensation, other than payments pursuant to a written employment agreement executed on or before February 11, 2009; and (iv) a requirement that we adopt, post on our website and provide to Treasury and our regulators a company-wide excessive or luxury expenditures policy.  We are in compliance with all of these requirements.

In addition, the Compensation Committee is required to conduct a risk assessment of the Company's SEO compensation plans at least every six months, and to annually provide to Treasury and its primary regulator certification that it has taken all reasonable efforts to limit unnecessary risks posed by such plans and an explanation of how the compensation plans do not encourage unnecessary and excessive risks that threaten our value.  We have provided these certifications and explanations as required.

The following table sets forth the compensation earned by or awarded to the Company's Chief Executive Officer, and the next two most highly compensated other executive officers during 2012 (the "Named Executive Officers").

Summary Compensation Table
Named Executive Officer and principal position	Year	Salary	Nonequity Incentive Plan Compensation (1)	All Other Compensation (2)	Total

Robert A. Altieri	2012	$233,415	$-	$6,985	$240,400
President & Chief Executive Officer	2011	$227,700	$-	$15,532	$243,232

Mark A. Semanie	2012	$179,550	$-	$270	$179,820
Senior Vice President & Chief Financial Officer	2011	$175,154	$-	$1,931	$177,085

Gary M. Jewell	2012	$165,000	$57,750	$8,092	$230,842
Senior Vice President	2011	$165,000	$57,750	$9,976	$232,726

(1) In 2012 and 2011 Mr. Jewell received $57,750 in performance based payments in accordance with the terms of his employment agreement.

(2)  In 2012, Messrs. Altieri and Jewell received auto allowances of $6,571 and $6,873, respectively.  Messrs. Semanie and Jewell received group term life insurance of $270 and $1,219, respectively.  In 2011, amounts includes 3% of Messrs. Altieri and Jewell's contribution to the Bank's 401(k) plan through June 30, 2011, compensation attributed to the portion of the premium paid by the Bank for a group term life insurance policy for coverage in excess of $50,000 and personal use of a Company vehicle.  The amount for Mr. Semanie includes compensation attributed to the portion of the premium paid by the Bank for a group term life insurance policy for coverage in excess of $50,000.  None of the values of individual benefits and perquisites exceeded $25,000.

(3) Mr. Semanie resigned from the Company effective January 18, 2013.

The following table shows all outstanding equity awards held by the Named Executive Officers as of  December 31, 2012.

Outstanding Equity Awards At 2012 Fiscal Year End

	Number of Securities
	Underlying
	Unexercised		Option
	Options (#)	Option Exercise	Expiration
Name	Exercisable	Price ($)	Date
Robert A. Altieri	10,000	14.500	12/15/2015

Gary M. Jewell	5,000	16.020	7/22/2014
	5,000	14.500	12/15/2015
	5,000	17.160	12/31/2016

Employment Agreements

On February 13, 2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with Treasury, pursuant to which the Company issued 9,201 shares of Series A Preferred Stock and a warrant to purchase 205,379 shares of the Company’s common stock.

Under the terms of EESA, in order for the Company to participate in the TARP Capital Purchase Program each SEO of the Company and the Bank signed a waiver pursuant to which they voluntarily waived any claim against the United States or the Company for any changes to his or her compensation or benefits that are required to comply with the regulation issued by the Treasury Department as published in the Federal Register on October 20, 2008.  Each SEO Employment Agreement was amended to: (a) incorporate all provisions required for compliance with the executive compensation provisions and regulations of the EESA (the “EESA Executive Compensation Provisions”); and (b) modify such provisions of such SEO Employment Agreements which are inconsistent with or in violation of the EESA Executive Compensation Provisions and the regulations promulgated thereunder, to the extent necessary to comply with the EESA Executive Compensation Provisions and the regulations promulgated thereunder.

Without limiting the generality of the foregoing, the provisions of Section 6 of each SEO Employment Agreement were modified to provide that anything contained therein to the contrary notwithstanding, the Company or the Bank, as applicable, or any “acquiring institution” (as such term is used in each of the SEO Employment Agreements) would not be required to make any payment or provide any benefit to the SEO which would constitute a “golden parachute payment” in violation of Section 111(b)(2)(C) of EESA and the regulations promulgated thereunder.  The amendments to the SEO Employment Agreements will cease to be of any force or effect if and when Treasury ceases to hold an equity or debt position in the Company acquired under the TARP Capital Purchase Program and the Company and the Bank are no longer required to comply with the relevant provisions of the EESA and the regulations promulgated thereunder.

On June 8, 2010, the Bank entered into an amended and restated employment agreement with Gary M. Jewell, Senior Vice President, Electronic Banking.  The term of the agreement is considered to have begun on June 8, 2007, the effective date of Mr. Jewell’s original employment agreement, and terminates on December 31, 2013.  The agreement provides for an annual base salary of $165,000, subject to annual review and increase by the Board of Directors, and Mr. Jewell may also receive a cash or non-cash bonus to be determined by the Board of Directors.  In addition, Mr. Jewell will receive a cash bonus if the Bank’s annual Point of Sale revenue during the calendar year is equal to or exceeds $1.0 million.  The bonus ranges from 25% of the gross revenues from Point of Sale transactions if such revenues equal at least $1,000,000 and less than $1.3 million and up to 35% of the gross revenues of Point of Sale transactions for revenues exceeding $2.0 million in any calendar year.  Mr. Jewell is also entitled to participate in such other bonus, incentive, and other executive compensation programs as are made available to the Bank’s senior management and all other benefits made available to similarly situated employees, and is entitled to a Bank-provided car.  The agreement terminates upon Mr. Jewell’s death or by mutual written agreement, or upon Mr. Jewell’s permanent disability, as described in the agreement.  In addition, Mr. Jewell may terminate the agreement for any reason with 30 days’ notice, and the Bank can terminate the agreement for cause as described in the agreement or without cause upon 30 days’ notice.  If the Bank terminates Mr. Jewell without cause and a change in control, as defined in the agreement, has not occurred, he will be entitled to receive his then current monthly salary for 24 months and at the expiration of such 24- month period, he shall receive for the next six months 65% of the monthly salary he was receiving at the time of his termination.  Mr. Jewell will also be entitled to continue participation in all Bank-sponsored benefit plans he was participating in at the time of his termination, to the extent such participation is permitted under applicable law, rules and regulations.  If the Bank terminates the agreement without cause and a change in control has occurred or in connection with the anticipation of a change in control, Mr. Jewell is entitled to a lump sum payment equal to the excess of (i) 2.99 times his average annual compensation over (ii) the aggregate present value, as determined for federal income tax purposes, of all other payments to Mr. Jewell in the nature of compensation that are treated for federal income tax purposes as contingent on the change in control.  The agreement also includes confidentiality, non-compete and non-solicitation provisions.  Mr. Jewell is also required to conduct a search for an additional person to be hired by the Bank who Mr. Jewell believes can succeed him and to train such person during the term of the agreement.

In addition, in May 2011 the Company and the Bank entered into an executive retention agreement with Mr. Jewell pursuant to which Mr. Jewell was granted 10,000 restricted shares of the Company’s common stock.  The shares of restricted stock vest, and any restrictive legends will be removed, on February 28, 2013, provided that if the Company or the Bank merges with or is sold to another entity, the shares of restricted stock will vest, and any restrictive legends will be removed, immediately prior to the effective date of any such merger or sale.  Mr. Jewell will not be entitled to receive the shares of restricted stock if his employment is terminated for cause, as defined in his employment agreement, or he voluntarily terminates his employment prior to the award of such shares.  Further, if Mr. Jewell voluntarily terminates his employment or Mr. Jewell is terminated for cause, any shares not vested revert back to the Company.

Mr. Jewell’s employment agreement has been amended as described above under “Impact of Participation in Troubled Asset Relief Program.”

  On March 5, 2013, the Bank entered into Retention Bonus Agreement (the “Retention Agreement”) with Robert

A. Altieri, the Bank’s Chief Executive Officer. Under the terms of the Retention Agreement, Mr. Altieri will receive a retention bonus of $85,000 (the “Retention Bonus”) within five business days of the earlier to occur of (1)

the closing of the transactions contemplated by the Merger Agreement and (ii) April 30, 2013 (the “Trigger Date”).

In each case, the receipt of the Retention Bonus is subject to Mr. Altieri’s continuous employment with the Bank through the date on which the Retention Bonus becomes payable, except as described in the following sentence. If

Mr. Altieri’s employment with the Bank is terminated by the Bank, other than for “Cause” as defined in the

Retention Agreement, or Mr. Altieri terminates his employment with the Bank due to his death or disability prior to the Trigger Date, Mr. Altieri will receive the full Retention Bonus. If Mr. Altieri’s employment is terminated by the

Bank for “Cause” or by Mr. Altieri for any reason (other than due to his death or disability) prior to the Trigger

Date, Mr. Altieri will not receive any portion of the Retention Bonus.

The Company has a contributory thrift plan (“Thrift Plan”) qualifying under Section 401(k) of the Internal Revenue Code.  Employees with three months of service are eligible for participation in the Thrift Plan.  Prior to June 2011, participants that had been employed at the Company for one year received a Company contribution of 3% of the employee’s salary to the Thrift Plan for the employee’s benefit.  Also, the Company matched 50% of the employee’s 401(k) contribution up to 6% of the employee’s compensation. These Company contributions were suspended effective June 1, 2011.  All Named Executive Officers participated in the Thrift Plan in 2011 and received matching funds.  Such amounts attributable to each Named Executive Officer are included in all other compensation in the summary compensation table.

Potential Payments Upon Termination As OF December 31, 2013

The table below represents the lump sum maximum amount Gary M. Jewell would have been eligible to receive under his employment agreement upon a change in control or if his employment was terminated under one of the various scenarios described below as of December 31, 2012.  Benefits payable under the Company’s defined benefit/pension plan or 401(k) Plan are not included.  Also, the amounts shown in this table do not reflect the termination payment limitations pursuant to our participation in the TARP CCP which will have the effect of reducing or eliminating any severance and change in control payments which we may make to the Named Executive Officers for so long as we remain subject to such limitations.

	Quit/Termination for	Involuntary	Change in Control
	Cause	Termination Not For	($)
Name	($)	Cause ($)
Gary M. Jewell	-	437,259	666,022

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction by publicly held companies for compensation paid to the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer, to the extent that total compensation exceeds $1 million per covered officer in any taxable year.  A provision of EESA and Treasury Department regulations now limit the Company’s tax deduction for compensation paid to any SEO to $500,000 annually.  The $1 million limitation previously applied only to compensation which was not considered to be performance-based.  Compensation deemed paid by the Company in connection with disqualifying dispositions of incentive stock option shares or exercises of non-qualified stock options and stock appreciation rights granted under the 2007 Equity Plan qualifies as performance-based compensation for purposes of Section 162(m) if the grants were made by a committee of “outside directors” as defined under Section 162(m).  As discussed above, however, a provision of EESA eliminated the exclusion for performance-based compensation for purposes of Section 162(m) for the Company.

While we anticipate that any compensation deemed paid by us in connection with disqualifying dispositions of incentive stock option shares or exercises of non-qualified stock options and stock appreciation rights will qualify as performance-based compensation for purposes of Section 162(m), based on the provisions of EESA, such compensation will nevertheless be taken into account for purposes of the $500,000 limitation.  Accordingly, all compensation deemed paid with respect to those stock options should no longer be deductible by us without limitation under Section 162(m) of the Internal Revenue Code.  Compensation paid by us in connection with restricted stock, restricted performance stock, unrestricted stock and performance unit awards may be taken into account for purposes of the $500,000 limitation unless the non-employee director or key employee is not subject to Section 162(m) at the time the compensation is taken into account for purposes of Section 162(m).

During 2012, none of the Company’s SEOs received total compensation in excess of $500,000 and accordingly, all compensation paid to the Company’s SEOs should be deductible by the Company without limitation under Section 162(m) of the Internal Revenue Code.

Director Compensation
The following table sets forth the compensation paid to the Company’s directors during the year ended December 31, 2012.

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Total
Robert J. Aumiller	$19,350	$1,635	$20,985
Steven K. Breeden	$19,700	$1,635	$21,335
Albert R. Counselman	$17,050	$1,635	$18,685
Harold I. Hackerman	$18,400	$1,635	$20,035
William L. Hermann	$18,600	$1,635	$20,235
David P. Hessler	$16,350	$1,635	$17,985
Howard S. Klein	$23,000	$1,635	$24,635
Charles E. Moore, Jr.	$20,000	$1,635	$21,635
Bonnie L. Phipps	$17,785	$-	$17,785
John P. Rogers	$24,950	$1,635	$26,585
W. Charles Rogers, III	$15,900	$1,635	$17,535
Francis X. Ryan	$3,700	$-	$3,700

(1) Options held by each director as of December 31, 2012 are disclosed in the table in the section below entitled “Security Ownership of Management and Certain Security Holders.”  Currently, Directors who are not employees of the Company or Bank receive a monthly retainer fee of $750 and an additional $300 for attending each Board meeting.  The Chairman of the Company receives a monthly retainer of $825 and $300 for attending each board meeting.  The Chairman of the Bank receives a monthly retainer of $1,087.50 and $400 for attending each Board meeting.  All Directors receive between $200 and $600 for each committee meeting attended.  Directors receive compensation solely in their capacity as directors of the Bank and do not receive any additional fees for their service as directors of the Company. In addition, each non-employee director serving on the Board of Directors on the date of the Annual Meeting receives, pursuant to the 2007 Equity Plan, a grant of 300 shares of unrestricted stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 8, 2013,  certain information concerning shares of our common stock of beneficially owned by: (i) the named executive officers of the Company and the Bank as listed in the summary compensation table below; (ii) all current directors of the Company and the Bank; (iii) all directors and executive officers of the Company as a group; and (iv) each other person that we believe own in excess of 5% of the outstanding common stock.

	Amount and Nature
Name of Beneficial Owner	of Beneficial Ownership(1)		Percent of Class
Robert A. Altieri	11,437	(2)	.*
Gary M. Jewell	15,000	(3)	*
Mark A. Semanie	600		*

Robert J. Aumiller	13,981	(4)	*
Steven K. Breeden	39,782	(5)	1.54%
Albert R. Counselman	71,035	(6)	2.74%
Harold I. Hackerman	10,887	(7)	*
William L. Hermann	5,415	(8)	*
David P. Hessler	9,870	(9)	*
Howard S. Klein	15,946	(10)	*
Charles E. Moore, Jr.	41,519	(11)	1.6%
Bonnie L. Phipps	1,990		*
John Paul Rogers	141,133	(12)	5.45%
W. Charles Rogers, III	100,672	(13)	3.89%
All Directors and Executive Officers of the Company as a Group (14 persons)	462,991		17.89%

William C. Rogers, Jr.	212,294	(15)	8.2%

*                  Less than 1%

(1)              Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.  With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of March 8, 2013 upon the exercise of stock options, warrants or other purchase rights.

(2)              Includes 1,232 shares owned jointly by Mr. Altieri and his wife, 204 shares Mr. Altieri holds as trustee for minor children under the Maryland Uniform Gifts to Minors Act, and 10,000 shares subject to fully vested and exercisable options to purchase shares.

(3)              Includes 15,000 shares subject to fully vested and exercisable options to purchase shares.

(4)              Includes 11,776 shares owned jointly by Mr. Aumiller and his wife and 2,100 shares subject to fully vested and exercisable options to purchase shares.

(5)               Includes 29,661 shares owned jointly by Mr. Breeden and his wife and 2,520 shares subject to fully vested and exercisable options to purchase shares.

(6)              Includes 1,260 shares subject to fully vested and exercisable options to purchase shares and includes 27,028 shares owned by Mr. Counselman’s wife.

(7)              Includes 7,904 shares owned jointly by Mr. Hackerman and his wife, and 2,520 shares subject to fully vested and exercisable options to purchase shares.

(8)               Includes 630 shares subject to fully vested and exercisable options to purchase shares.

(9)      Includes 210 shares owned jointly by Mr. Hessler and his wife, 2,520 shares subject to fully vested and exercisable options to purchase shares and excludes 2,000 shares owned solely by his wife, as to which Mr. Hessler disclaims beneficial ownership.

(10) Includes 2,079 shares Mr. Klein holds as trustee for minor children under the Maryland Uniform Gifts to Minors Act and 1,260 shares subject to fully vested and exercisable options to purchase shares.

(11) Includes 630 shares subject to fully vested and exercisable options to purchase shares.  Also includes 18,000 shares owned by Mr. Moore’s wife and 6,689 shares of which Mrs. Moore has voting control as a personal representative of an estate.

(12) Includes 2,520 shares subject to fully vested and exercisable options to purchase shares.  Also includes 300 shares owned by The Security Title Guarantee Corporation of Baltimore and 9,981 shares owned by Maryland Mortgage Company of which Mr. Rogers is a principal stockholder.  Mr. Rogers’ address is c/o Carrollton Bancorp, 7151 Columbia Gateway Drive, Suite A, Columbia, Maryland, 21046.

(13) Includes 300 shares owned by The Security Title Guarantee Corporation of Baltimore of which William C. Rogers, III is a stockholder and Director.  Also includes 1,181 shares Mr. Rogers holds as custodian for his children.  Includes 13,015 shares owned by the Moreland Memorial Park Bronze Perpetual Care Trust Fund, 47,470 owned by the Moreland Memorial Park Perpetual Care Fund, 9,981 shares owned by Maryland Mortgage Company of which William C. Rogers, III is Vice President and Director and 5,995 shares owned by HEWI Partnership of which Mr. Rogers is an owner/partner.  Also includes 9,529 shares of which Mr. Rogers has voting control as a trustee of three trusts.

(15)  Based upon information contained in a Schedule 13G/A filed with the SEC on January 7, 2013, Mr. Rogers has shared investment and voting power over 206,929 shares.  He has sole investment and voting power over 5,365 shares which includes 2,100 shares subject to fully vested and exercisable options to purchase shares.

The following table provides information about the Company’s equity securities that may be issued under all of the Company’s equity compensation plans as of the end of the most recently completed fiscal year:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	52,060	$15.36	478,400
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	52,060	$15.36	478,700

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the past year the Company, through the Bank, has had banking transactions in the ordinary course of its business with: (i) its directors and nominees for directors; (ii) its executive officers; (iii) its 5% or greater stockholders; (iv) members of the immediate family of its directors, nominees for directors or executive officers and 5% stockholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with unrelated persons.  The extensions of credit by the Company, through the Bank, to these persons have not had and do not currently involve more than the normal risk of collectability or present other unfavorable features.  Outstanding loans exist to Robert J. Aumiller, David P. Hessler, Charles E. Moore, Jr., and William C. Rogers, III and their related companies which were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others not considered insiders, and did not involve more than the normal risk of collectability or present other unfavorable features.  At December 31, 2012, the balance of loans outstanding to directors, executive officers, owners of 5% or more of our outstanding common stock, and their associates, including loans guaranteed by such persons, aggregated $685,301 which represented approximately 2.12% of the Company’s equity capital accounts.

William C. Rogers, III, a director of both the Company and the Bank, is a partner of the law firm of Rogers, Moore and Rogers, which performs legal services for the Bank and Bank subsidiaries (CFS and CCDC). Management believes that the terms of these transactions, which totaled approximately $119,385 in 2012, were at least as favorable to the Company as could have been obtained elsewhere.

Albert R. Counselman, a director of both the Company and the Bank, is President and Chief Executive Officer of Riggs, Counselman, Michaels & Downes, Inc., an insurance brokerage firm through which the Company, the Bank, and Bank subsidiaries place various insurance policies.  The Company and the Bank paid total premiums for insurance policies placed by Riggs, Counselman, Michaels & Downes, Inc. in 2012 of approximately $121,571.  Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

   Robert J. Aumiller, a director of both the Company and the Bank, is President and General Counsel for Mackenzie Commercial Real Estate Services, a brokerage and real estate development firm, through which the Company and the Bank paid approximately $2,385 in 2012 for appraisal, construction, brokerage and property management services.  Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

We use the following guidelines to determine the impact of a credit relationship on a director’s independence.  We consider extensions of credit which comply with Federal Reserve Regulation O to be consistent with director independence.  In other words, we do not consider normal, arm’s-length credit relationships entered into in the ordinary course of business to negate a director’s independence.

Regulation O requires such loans to be made on substantially the same terms, including interest rates and collateral, and following credit-underwriting procedures that are no less stringent than those prevailing at the time for comparable transactions by the Company with other persons not related to the lender.  Such loans also may not involve more than the normal risk of repayment or present other unfavorable features.  Additionally, no event of default may have occurred (that is, such loans are not disclosed as non-accrual, past due, restructured, or potential problems).  The Audit Committee must review and approve any credit to a director or his or her related interests and submit such transaction to the full Board of Directors for approval.

In addition, we do not consider as independent for the purpose of voting on any such loans any director who is also an executive officer of a company to which we have extended credit unless such credit meets the substantive requirements of Regulation O.  Similarly we do not consider independent any director who is an executive officer of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any fiscal year, is greater than 2% of such director’s company’s consolidated gross revenues.

Director Independence

On February 28, 2013, the Board of Directors determined that, with the exception of Mr. Aumiller, Mr. John Paul Rogers, Mr. W. Charles Rogers, III and Mr. Counselman, all members of the Board are “independent” directors, as that term is defined in the listing standards of the NASDAQ Stock Market LLC (the “Listing Standards”).  The following directors are not considered independent because each of them, or an entity for which he serves as an officer, director or partner, engages in business transactions with the Company and/or the Bank.  Mr. Aumiller is the President and General Counsel for a commercial real estate services company, through which the Company and the Bank contracted for brokerage, appraisal and management services.  Mr. W. Charles Rogers, III is a partner in a law firm that provides legal services to the Bank.  Mr. John Paul Rogers is the uncle of W. Charles Rogers, III.  Mr. Counselman is President of an insurance brokerage firm through which the Company and the Bank place various insurance policies.  The Board believes that the NASDAQ independence requirements contained in the Listing Standards provide the appropriate standard for assessing director independence and thus uses these requirements in assessing the independence of each of its members.  In making its determination with respect to the independence of each Director, the Board did not consider any transactions by our Directors that are approved under our guidelines with respect to credit relationships as more fully described in the section of this Proxy Statement entitled “Certain Relationships and Related Transactions,” unless such transaction resulted in a per se independence disqualification under the NASDAQ independence rules.  There were no transactions considered by the Board of Directors in determining that our directors were independent that are not discussed in such section.

Item 14. Principal Accounting Fees and Services

Audit Fees and Services

The following table presents fees for professional services rendered by Rowles & Company, LLP for the years ended December 31:

	2012	2011
Audit Fees	$85,805	$89,420
Audit - Related Fees	15,045	14,700
Tax Fees	17,902	14,032
Total	$118,752	$118,152

Audit Fees of Rowles & Company, LLP for 2012 and 2011 consisted of professional services rendered for the audit of the Company’s annual consolidated financial statements included in the Company’s Form 10‑K and the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10‑Q.

Audit‑ Related Fees incurred in 2012 and 2011 include charges related to the Company’s defined benefit plan audit and the Company’s 401(K) plan audit.

Tax Fees in 2012 and 2011 represent tax services for tax compliance, tax advice, tax planning and income tax return preparation.

The Audit Committee’s policy is to pre-approve all audit and permitted non-audit services in compliance with Section 10A(i)(1)(1)(B) of the Exchange Act.  The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Rowles & Company, LLP.

Part IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements
Carrollton Bancorp and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010 Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
None

3.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of April 8, 2012 by an among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (12)
2.2	First Amendment to Agreement and Plan of Merger dated as of May 7, 2012 by an among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (13)
2.3	Letter Agreement, dated December 20, 2012, Carrollton Bancorp, Jefferson Bancorp, Inc., and Financial Service Partners Fund I, LLC (14)
2.4	Second Amendment to Agreement and Plan of Merger dated as of February 28, 2013 by and among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (15)
3.1(i)	Articles of Incorporation of Carrollton Bancorp (9)
3.1(ii)	Articles of Amendment of Carrollton Bancorp (9)
3.1(iii)	Articles Supplementary of Carrollton Bancorp (9)
3.2(i)	Amended and Restated By-Laws of Carrollton Bancorp (16)
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp (9)
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp (1)
10.1	Executive Retention Agreement dated May 23, 2011 by and between Carrollton Bank and Carrollton Bancorp and Gary M. Jewell (5)+
10.2	Description of Robert A. Altieri employment arrangement+
10.3	Description of Mark A. Semanie employment arrangement+
10.4	Voting Agreement dated as of April 8, 2012, among Financial Services Partners Fund I, LLC, Jefferson Bancorp, Inc. and certain stockholders of Carrollton Bancorp (12)
10.5	Retention Bonus Agreement between Carrollton Bank and Robert A. Altieri, dated March 5, 2013 (17)+
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore (2)

10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank (3)
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank (10)
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank (10)
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank (10)
10.22	Amended and Restated Employment agreement with Gary M. Jewell dated June 8, 2010 (4)+
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank (10)

10.25	Employment agreement with Lola B. Stokes (6)+
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp (8)
10.28	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury (1)
10.29	Form Waiver executed by each of Robert A. Altieri, Gary M. Jewell, and Lola B. Stokes (1)
10.30	Lease dated December 30, 2010, by and between 9515 Deereco Road, LLC and Carrollton Mortgage Services, Inc. (11)
21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(b)
32.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(b)
99.1	Certification of Chief Executive Officer under EESA Section 111(b)(4)
99.2	Certification of Chief Financial Officer under EESA Section 111(b)(4)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.*

+ Management compensatory arrangement

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

(1)	Incorporated by reference to the Registrant’s Form 8-K filed 2/17/2009 (File No.: 000-23090).

(2)	Incorporated by reference from Registration Statement dated January 12, 1990, on SEC Form S-4 (1933 Act File No.: 33-33027).

(3)	Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, (1934 Act File No.: 0-23090).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed 11/12/2010 (File No.: 000-23090).

(5)	Incorporated by reference to the Registrant’s Form 8-K filed 5/25/2011 (File No.: 000-23090).

(6)	Incorporated by reference to the Registrant’s Form 8-K filed 10/24/2007 (File No.: 000-23090).

(7)	Incorporated by reference to the Registrant’s Form 8-K filed 11/8/2007 (File No.: 000-23090).

(8)	Incorporated by reference to the Registrant’s Form 8-K filed 9/30/2008 (File No.: 000-23090).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008, filed 3/10/2009 (File No.: 000-23090).

(10)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2009, filed March 25, 2010 (File No.: 000-23090).

(11)	Incorporated by reference to the Registrant’s Form 8-K filed 2/7/2011 (File No.: 000-23090).

(12)	Incorporated by reference to the Registrant’s Form 8-K filed 4/10/12 (File No.: 000-23090).

(13)	Incorporated by reference to the Registrant’s Form 8-K filed 5/7/2012 (File No.: 000-23090).

(14)	Incorporated by reference to the Registrant’s Form 8-K filed 12/21/2012 (File No.: 000-23090).

(15)	Incorporated by reference to the Registrant’s Form 8-K filed 3/4/13 (File No.: 000-23090).

7

(16)	Incorporated by reference to the Registrant’s Form 8-K filed 1/25/13 (File No.: 000-23090).

(17)	Incorporated by reference to the Registrant’s Form 8-K filed 3/11/2013 (File No.: 000-23090).

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLLTON BANCORP

(Registrant)

MarMarch 13, 2013	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MarMarch 13, 2013	By: /s/ Robert A. Altieri Robert A. Altieri President and Chief Executive Officer
MarMarch 13, 2013	By: /s/Beatrice S. McQuarrie Beatrice S. McQuarrie Vice President and Controller

Board of Directors

MarMarch 13, 2013	By: /s/ Robert J. Aumiller Robert J. Aumiller Director

MarMarch 13, 2013	By: /s/ Steven K. Breeden Steven K. Breeden Director

Mar March 13, 2013	By: /s/ Albert R. Counselman Albert R. Counselman Chairman of the Board

MarMarch 13, 2013	By: /s/ Harold I. Hackerman Harold I. Hackerman Director

MarMarch 13, 2013	By: /s/ William L. Hermann William L. Hermann Director

MarMarch 13, 2013	By: /s/ David P. Hessler David P. Hessler Director

MarMarch 13, 2013	By: /s/ Howard S. Klein Howard S. Klein Director

MarMarch 13, 2013	By: /s/ Charles E. Moore, Jr. Charles E. Moore, Jr. Director

MarMarch 13, 2013	By: /s/ Bonnie L. Phipps Bonnie Phipps Director

MarMarch 13, 2013	By: /s/ John Paul Rogers John Paul Rogers Director

MarMarch 13, 2013	By: /s/ William C. Rogers, III William C. Rogers, III Director

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of April 8, 2012 by an among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (12)
2.2	First Amendment to Agreement and Plan of Merger dated as of May 7, 2012 by an among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (13)
2.3	Letter Agreement, dated December 20, 2012, Carrollton Bancorp, Jefferson Bancorp, Inc., and Financial Service Partners Fund I, LLC (14)
2.4	Second Amendment to Agreement and Plan of Merger dated as of February 28, 2013 by and among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (15)
3.1(i)	Articles of Incorporation of Carrollton Bancorp (9)
3.1(ii)	Articles of Amendment of Carrollton Bancorp (9)
3.1(iii)	Articles Supplementary of Carrollton Bancorp (9)
3.2(i)	Amended and Restated By-Laws of Carrollton Bancorp (16)
3.2(ii)	Amendment No. 1 to Bylaws of Carrollton Bancorp (9)
4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (1)
4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp (1)
10.1	Executive Retention Agreement dated May 23, 2011 by and between Carrollton Bank and Carrollton Bancorp and Gary M. Jewell (5)+
10.2	Description of Robert A. Altieri employment arrangement+
10.3	Description of Mark A. Semanie employment arrangement+
10.4	Voting Agreement dated as of April 8, 2012, among Financial Services Partners Fund I, LLC, Jefferson Bancorp, Inc. and certain stockholders of Carrollton Bancorp (12)
10.5	Retention Bonus Agreement between Carrollton Bank and Robert A. Altieri, dated March 5, 2013 (17)+
10.7	Lease dated July 19, 1988, by and between Northway Limited Partnership and The Carrollton Bank of Baltimore (2)
10.9	Lease dated October 11, 1994, by and between Ridgeview Associates Limited Partnership and Carrollton Bank (3)
10.18	Lease dated November 4, 2003, by and between Hickory Crossing, LLC and Carrollton Bank (10)
10.20	Lease dated January 13, 2006, by and between Scotts Corner LLLP and Carrollton Bank (10)
10.21	Lease dated April 27, 2006, by and between Arbutus Shopping Center Limited Partnership and Carrollton Bank (10)
10.22	Amended and Restated Employment agreement with Gary M. Jewell dated June 8, 2010 (4)+
10.23	Lease dated August 13, 2007, by and between Tarragon, Inc. and Carrollton Bank (10)

10.25	Employment agreement with Lola B. Stokes (6)+
10.27	Lease dated September 8, 2008 by and between Gateway 38 LLC and Carrollton Bancorp (8)
10.28	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated February 13, 2009 between Carrollton Bancorp and United States Department of the Treasury (1)
10.29	Form Waiver executed by each of Robert A. Altieri, Gary M. Jewell, and Lola B. Stokes (1)
10.30	Lease dated December 30, 2010, by and between 9515 Deereco Road, LLC and Carrollton Mortgage Services, Inc. (11)

21.1	Subsidiaries of Carrollton Bancorp
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13-a-14(a)
31.2	Certification by Principal Financial Officer required by Exchange Act Rule 13-a-14(a)
32.1	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(b)
32.2	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(b)
99.1	Certification of Chief Executive Officer under EESA Section 111(b)(4)
99.2	Certification of Chief Financial Officer under EESA Section 111(b)(4)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.*

+ Management compensatory arrangement

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

(1)	Incorporated by reference to the Registrant’s Form 8-K filed 2/17/2009 (File No.: 000-23090).

(2)	Incorporated by reference from Registration Statement dated January 12, 1990, on SEC Form S-4 (1933 Act File No.: 33-33027).

(3)	Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, (1934 Act File No.: 0-23090).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed 11/12/2010 (File No.: 000-23090).

(5)	Incorporated by reference to the Registrant’s Form 8-K filed 5/25/2011 (File No.: 000-23090).

(6)	Incorporated by reference to the Registrant’s Form 8-K filed 10/24/2007 (File No.: 000-23090).

(7)	Incorporated by reference to the Registrant’s Form 8-K filed 11/8/2007 (File No.: 000-23090).

(8)	Incorporated by reference to the Registrant’s Form 8-K filed 9/30/2008 (File No.: 000-23090).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008, filed 3/10/2009 (File No.: 000-23090).

(10)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2009, filed March 25, 2010 (File No.: 000-23090).

(11)	Incorporated by reference to the Registrant’s Form 8-K filed 2/7/2011 (File No.: 000-23090).

(12)	Incorporated by reference to the Registrant’s Form 8-K filed 4/10/12 (File No.: 000-23090).

(13)	Incorporated by reference to the Registrant’s Form 8-K filed 5/7/2012 (File No.: 000-23090).

(14)	Incorporated by reference to the Registrant’s Form 8-K filed 12/21/2012 (File No.: 000-23090).

(15)	Incorporated by reference to the Registrant’s Form 8-K filed 3/4/13 (File No.: 000-23090).

(16)	Incorporated by reference to the Registrant’s Form 8-K filed 1/25/13 (File No.: 000-23090).

(17)	Incorporated by reference to the Registrant’s Form 8-K filed 3/11/2013 (File No.: 000-23090).