Form 10-Q
period 2013-03-31
CARROLLTON BANCORP
filed 2013-05-09
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
9,355,379 common shares outstanding at May 6, 2013

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and due from banks	$2,488,980	$4,814,106
Federal funds sold and other interest-bearing deposits	47,814,828	14,507,080
Total cash and equivalents	50,303,808	19,321,186
Federal Home Loan Bank stock, at cost	530,700	639,600
Investment securities:
Available for sale	20,263,948	17,632,784
Held to maturity (fair value of $2,359,456 and $2,482,023)	2,264,226	2,367,382
Loans held for sale	34,394,871	59,713,146
Loans, less allowance for loan losses of $5,516,687 and $4,823,690	233,933,106	242,258,227
Premises and equipment	6,554,771	6,720,424
Accrued interest receivable	1,101,562	1,101,845
Bank owned life insurance	5,256,269	5,222,776
Deferred income taxes	6,117,353	6,065,445
Foreclosed real estate	1,286,699	2,030,187
Other assets	1,758,200	2,112,957
	$363,765,513	$365,185,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$81,173,914	$95,118,618
Interest-bearing	244,294,541	230,028,656
Total deposits	325,468,455	325,147,274
Advances from the Federal Home Loan Bank	170,000	1,870,000
Accrued interest payable	26,391	23,880
Accrued pension plan	3,229,884	3,153,077
Other liabilities	2,754,691	2,648,508
	331,649,421	332,842,739

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share (liquidation preference of $1,000 per share) authorized shares; issued and outstanding 9,201 as of March 31, 2013 and December 31, 2012 (discount of $77,231 as of March 31, 2013 and $99,298 as of December 31, 2012)	9,123,769	9,101,702
Common stock, par $1.00 per share; authorized 10,000,000 shares; issued and outstanding 2,579,388 as of March 31, 2013 and December 31, 2012	2,579,388	2,579,388
Additional paid-in capital	15,738,804	15,738,804
Retained earnings	9,064,058	9,233,565
Accumulated other comprehensive income	(4,389,927)	(4,310,239)
	32,116,092	32,343,220
	$363,765,513	$365,185,959

See accompanying notes to consolidated financial statement

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Interest income:
Loans	$3,399,811	$3,859,938
Investment securities:
Taxable	162,428	233,264
Nontaxable	59,847	76,493
Dividends	3,737	7,514
Federal funds sold and other interest-bearing deposits	20,563	9,642

Total interest income	3,646,386	4,186,851

Interest expense:
Deposits	667,398	742,994
Borrowings	26,556	83,722

Total interest expense	693,954	826,716

Net interest income	2,952,432	3,360,135

Provision for loan losses	642,285	245,514

Net interest income after provision for loan losses	2,310,147	3,114,621

Noninterest income:
Electronic banking fees	596,740	697,437
Mortgage-banking fees and gains	1,430,150	1,130,832
Brokerage commissions	185,073	149,222
Service charges on deposit accounts	90,613	98,735
Other fees and commissions	120,175	85,366
Write down of impaired securities	(34,067)	(819,054)
Security (losses) gains, net	-	498

Total noninterest income	2,388,684	1,343,036

Noninterest expenses:
Salaries	2,039,763	1,991,600
Employee benefits	571,440	528,091
Occupancy	618,630	583,268
Professional services	214,151	364,585
Furniture and equipment	147,058	147,631
Foreclosed real estate losses, write downs and costs	77,046	176,320
Other operating expenses	1,127,997	1,122,306

Total noninterest expenses	4,796,085	4,913,801

(Loss) Income before income taxes	(97,254)	(456,144)

Income tax (benefit) expense	(64,826)	(203,680)

Net (loss) income	(32,428)	(252,464)
Preferred stock dividends and discount accretion	137,079	137,079
Net (loss) income available to common stockholders	$(169,507)	$(389,543)

Basic net (loss) income per common share	$(0.07)	$(0.15)

Diluted net (loss) income per common share	$(0.07)	$(0.15)

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012 (unaudited)

	Three months ended
	March 31,
	2013	2012
Net Loss	$(32,428)	$(252,464)

Other comprehensive income (loss):
Write down of impaired securities available for sale	34,067	819,054
Gain on sale of impaired securities available for sale	-	(498)
Unrealized gain on impaired securities available for sale	692	-
Income tax relating to items above	(13,438)	(322,880)
Net effect on other comprehensive income	21,321	495,676

(Gain) loss on sale of unimpaired securities available for sale	-	-
Unrealized gain (loss) on unimpaired securities available for sale	(166,354)	(87,615)
Income tax relating to items above	65,345	34,560
Net effect on other comprehensive income	(101,009)	(53,055)

Increase in funded status of defined benefit plan	-	-
Income tax relating to item above	-	-
Net effect on other comprehensive income	-	-
Other comprehensive income (loss)	(79,688)	442,621
Total comprehensive income (loss)	$(112,116)	$190,157

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2013 and 2012 (unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income
Balance December 31, 2011	$9,013,436	$2,576,388	$15,725,454	$9,886,546	$(4,558,251)
Net loss	-	-	-	(252,464)	-
Other comprehensive income	-	-	-	-	442,621
Accretion of discount associated with U.S. Treasury preferred stock	22,067	-	-	(22,067)	-
Preferred stock dividend accrued	-	-	-	(115,012)	-
Balance March 31, 2012	$9,035,503	$2,576,388	$15,725,454	$9,497,003	$(4,115,630)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income
Balance December 31, 2012	$9,101,702	$2,579,388	$15,738,804	$9,233,565	$(4,310,239)
Net loss	-	-	-	(32,428)	-
Other comprehensive loss	-	-	-	-	(79,688)
Accretion of discount associated with U.S. Treasury preferred stock	22,067	-	-	(22,067)	-
Preferred stock dividend accrued	-	-	-	(115,012)	-
Balance March 31, 2013	$9,123,769	$2,579,388	$15,738,804	$9,064,058	$(4,389,927)

See accompanying notes to consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012 (unaudited)

		Three months ended March 31,
		2013	2012

Cash flows from operating activities:
Net loss		$(32,428)	$(252,464)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses		642,285	245,514
Depreciation and amortization		172,503	184,536
Amortization of premiums and discounts		(7,393)	(9,202)
Write down of impaired securities		34,067	819,054
Gain on sale of securities		-	(498)
Loans held for sale made, net of principal sold		25,318,275	(6,749,589)
Loss (gain) on disposal of premises and equipment		3,846	-
Decrease (increase) in:
Accrued interest receivable		283	52,843
Prepaid income taxes		-	(667,344)
Deferred income taxes		-	245,476
Cash surrender value of bank owned life insurance		(33,493)	(35,857)
Other assets		336,793	639,710
Accrued interest payable		2,511	(15,488)
Deferred loan origination fees		20,420	(56,019)
Accrued Pension Plan		76,807	(561,499)
Other liabilities		(8,829)	(721,707)
Net cash (used) provided by operating activities		26,525,647	(6,882,534)

Cash flows from investing activities:
Redemption of Federal Home Loan Bank stock		108,900	-
Proceeds from maturities of securities available for sale		-	940,246
Proceeds from maturities of securities held to maturity		-	135,982
Proceeds from sale of equity securities		-	3,216
Purchase of securities available for sale		(2,686,278)	-
Loans made, net of principal collected		7,662,416	12,885,911
Proceeds (purchases) of premises and equipment		7,268	(172,252)
Partial recovery of costs on foreclosed real estate		-	84,668
Proceeds from sale of foreclosed real estate		743,488	-
Net cash provided by investing activities		5,835,794	13,877,771
Cash flows from financing activities:
Net increase in time deposits		7,874,815	4,832,074
Net increase (decrease) in other deposits		(7,553,634)	12,333,186
Payments of Federal Home Loan Bank advances		(1,700,000)	(9,000,000)
Net cash provided (used) by financing activities		(1,378,819)	8,165,260
Net increase in cash and cash equivalents		30,982,622	15,160,497
Cash and cash equivalents at beginning of period		19,321,186	15,597,128
Cash and cash equivalents at end of period		$50,303,808	$30,757,625

Supplemental information:
Interest paid on deposits and borrowings		$691,443	$842,204
Income taxes paid (refunded)		$49,505	$874,300
Transfer of loan to foreclosed real estate	$	.	$141,100

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months ended March 31, 2013 and 2012 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for Carrollton Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s 2012  Annual Report on Form 10-K (“2012 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of the Company’s subsidiary, Carrollton Bank, Carrollton Bank’s wholly-owned subsidiaries, Carrollton Financial Services, Inc. (“CFS”), Mulberry Street, LLC (“MSLLC”), 13 Beaver Run LLC (“BRLLC”), Mulberry Street A LLC (“MSALLC”) and Carrollton Bank’s 96.4% owned subsidiary, Carrollton Community Development Corporation (“CCDC”) (collectively, the “Bank”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that will be achieved for the entire year.

Proposed Merger

On April 8, 2012, the Company, Jefferson Bancorp, Inc. (“Jefferson”) and Financial Service Partners Fund I, LLC (“FSPF”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), which sets forth the terms and conditions upon which Jefferson will merge with and into the Company (the “Merger”).  The Company will be the surviving entity.  Pursuant to the Merger Agreement, the subsidiary banks of Jefferson and the Company will also merge, with Bay Bank, FSB (the subsidiary bank of Jefferson)  being the surviving entity and a wholly-owned subsidiary of the Company(the “Bank Merger”).

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

Stockholders of Carrollton Bancorp may elect to retain their shares of Carrollton Bancorp Common Stock or to receive $6.20 in cash per share at the effective date of the Merger, subject to proration in the event the aggregate cash elections exceeds 50% of the shares of Carrollton Bancorp Common Stock outstanding as of the closing of the Merger.  In no event will cash be paid for more than 50% of the total number of shares of Carrollton Common Stock outstanding as of the closing. Outstanding options to purchase Carrollton Common Stock will remain outstanding.

On August 23, 2012 the stockholders of the Company approved the Merger. In addition, stockholders elected to redeem 1,095,932 shares of Carrollton Common Stock for the cash offer of $6.20 per share. These shares represent 42.34% of the total outstanding shares of Carrollton Common Stock as of the election date. Upon completion of the Merger this would result in the stockholders of Jefferson receiving newly issued shares of the Carrollton Common Stock representing approximately 84.12% of the total outstanding shares of Carrollton Common Stock as of the closing of the Merger

On March 26, 2013, the Company received key regulatory approvals.  The Merger of the Company with Jefferson pursuant to the Merger Agreement and the Bank Merger were completed on April 19, 2013.

For accounting purposes, Jefferson will be the acquirer and the Company the acquiree.  Future filings will include the activity of Jefferson for all periods presented, with recognition of the Company’s activity from the date the Merger was completed.  The Company’s activity for all periods through April 19, 2013 will not be included in future filings.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Subsequent Events

Management evaluated subsequent events from March 31, 2013 through May 8, 2013, the date the financial statements were available to be issued. No significant subsequent events were identified which would affect the presentation of the financial information.  On April 19, 2013,  the Company amended and restated its articles of incorporation to increase the authorized shares of capital stock.  The Company has the authority to issue 20,000,000 shares of Common Stock,  with a par value of $1.00  per share.

Also, on April 19, 2013, the Company executed its right of redemption and redeemed, the Series A Preferred Stock (9,201 shares) and warrant issued on February 13, 2009.  The merger of the Company with Jefferson, as described above, was completed on April 19, 2013.

On April 22, 2013, the Company redeemed 1,095,932 shares of its Common Stock as part of the Merger agreement. Common stock issued and outstanding at April 22, 2013 was 9,355,379.

On April 22, 2013 the Company completed the sale of the 344 N. Charles Street property and entered into a lease which provides for the continuing operation of our branch at that site.

Management is undertaking a comprehensive review and determination of the fair value of the assets and liabilities of the Company to ensure that they conform to the measurement and reporting guidance as set forth for the accounting for business combinations.  Management is also undertaking a comprehensive review of the classification of certain assets and liabilities to ensure that they conform to the Company’s current policies and reporting practices.  As a result of these efforts, the value and classification of certain assets and liabilities may vary significantly in subsequent reporting periods.

NOTE 2 – NET INCOME PER COMMON SHARE

The calculation of net income per common share is as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic:
Net loss	$(32,428)	$(252,464)
Net loss attributable to common stockholders	(169,507)	(389,543)
Average common shares outstanding	2,579,388	2,576,388
Basic net (loss) income per common share	$(0.07)	$(0.15)
Diluted:
Net loss	$(32,428)	$(252,464)
Net loss attributable to common stockholders	(169,507)	(389,543)
Average common shares outstanding - diluted	2,579,388	2,576,388
Deferred fees, net	$(0.07)	$(0.15)

NOTE 3 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2013
Available for sale
U.S. government agency	$411,103	$25,647	$-	$436,750
Mortgage backed securities	12,629,398	703,201	20,755	13,311,844
State and municipal	5,457,949	413,034	-	5,870,983
Corporate bonds	5,077,504	-	4,705,629	371,875
	23,575,954	1,141,882	4,726,384	19,991,452
Equity securities	64,378	211,518	3,400	272,496
	$23,640,332	$1,353,400	$4,729,784	$20,263,948
Held to maturity
Mortgage backed securities	$1,039,226	$66,344	$-	$1,105,570
State and municipal	1,225,000	28,886	-	1,253,886
	$2,264,226	$95,230	$-	$2,359,456

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
December 31, 2012
Available for sale
U.S. government agency	$1,469,603	$37,100	$-	$1,506,703
Mortgage backed securities	8,766,578	777,643	-	9,544,221
State and municipal	5,465,189	461,412	-	5,926,601
Corporate bonds	5,077,758	-	4,706,321	371,437
	20,779,128	1,276,155	4,706,321	17,348,962
Equity securities	98,445	188,777	3,400	283,822
	$20,877,573	$1,464,932	$4,709,721	$17,632,784
Held to maturity
Mortgage backed securities	$1,142,382	$75,306	$-	$1,217,688
State and municipal	1,225,000	39,335	-	1,264,335
	$2,367,382	$114,641	$-	$2,482,023

As of March 31, 2013 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$3,230,571	$20,755	$-	$-	$3,230,571	$20,755
State and municipals	-	-	-	-	-	-
Corporate bonds	-	-	371,875	4,705,629	371,875	4,705,629
Equity securities	-	-	12,100	3,400	12,100	3,400
	$3,230,571	$20,755	$383,975	$4,709,029	$3,614,546	$4,729,784

Contractual maturities of debt securities at March 31, 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$194,562	$195,503	$-	$-
Over one to five years	2,023,792	2,168,333	1,225,000	1,253,886
Over five to ten years	1,877,719	2,059,158	-	-
Over ten years	6,850,483	2,256,614	-	-
Mortgage backed securities	12,629,398	13,311,844	1,039,226	1,105,570
	$23,575,954	$19,991,452	$2,264,226	$2,359,456

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time, the Company will receive full value for the securities. Management and the Investment Committee of the Board of Directors continuously evaluate securities for possible sale due to credit quality.  One equity security was deemed to be impaired and we wrote the investment in this security down $34,067 through earnings during the three months ended March 31, 2013 to the market value as of March 31, 2013.

At March 31, 2013 and December 31, 2012, the Company owned six collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (“PreTSLs”).  The market for these securities at March 31, 2013 and December 31, 2012 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new PreTSLs have been issued since 2007.  Currently very few market participants are willing or able to transact for these securities.

The market values for these securities are very depressed relative to historical levels.   Thus, in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2013 and December 31, 2012;
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

The following tables (deferral and default amounts are in thousands) lists the class, credit rating, deferrals, defaults and carrying value of the six trust preferred securities (PreTSL):

March 31, 2013
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults			Fair
			Amount	Percent	Amount	Percent	Amortized Cost	Value
IV	Mezzanine	Caa2	$6,000	9.02%	$12,000	18.05%	$182,991	$144,839
XVIII	C	Ca	81,640	12.39%	112,500	17.07%	1,617,936	-
XIX	B	Ca	96,150	15.39%	93,500	14.96%	1,005,483	39,453
XIX	C	C	96,150	15.39%	93,500	14.96%	546,695	262
XXII	B-1	Caa2	125,000	9.75%	223,000	17.40%	1,724,399	187,320
XXIV	C-1	Ca	121,700	12.17%	215,800	21.62%	-	-
							$5,077,504	$371,874

December 31, 2012
PreTSL	Class	Moody Credit Rating	Deferrals		Defaults			Fair
			Amount	Percent	Amount	Percent	Amortized Cost	Value
IV	Mezzanine	Caa2	$6,000	9.00%	$12,000	18.00%	$182,991	$122,303
XVIII	C	Ca	87,020	13.41%	112,500	17.20%	1,617,936	-
XIX	B	Ca	123,150	19.30%	93,500	14.50%	1,005,737	35,258
XIX	C	C	123,150	19.30%	93,500	14.50%	546,695	-
XXII	B-1	Caa2	148,000	11.70%	220,000	17.10%	1,724,399	213,876
XXIV	C-1	Ca	141,700	14.18%	215,800	21.58%	-	-
							$5,077,758	$371,437

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

NOTE 4 – LOANS

Major classifications of loans are as follows:

	March 31,	December 31,
	2013	2012
Commercial loans:
Commercial mortgages - investor	$80,101,024	$85,636,433
Commercial mortgages – owner occupied	35,647,326	34,047,199
Construction and development	12,216,353	13,252,822
Commercial and industrial loans	29,150,007	31,536,530
Total commercial loans	157,114,710	164,472,984
Consumer loans:
Residential mortgages	50,193,627	48,553,346
Home equity lines of credit	31,578,206	33,465,547
Other	554,928	591,926
Total consumer loans	82,326,761	82,610,819
	239,441,471	247,083,803
Deferred costs (fees), net	8,322	(1,886)
Allowance for loan losses	(5,516,687)	(4,823,690)
Net loans	$233,933,106	$242,258,227

The maturity and rate repricing distribution of the loan portfolio is as follows:

	March 31,	December 31,
	2013	2012
Repricing or maturing within one year	$115,582,754	$119,702,804
Maturing over one to five years	77,048,417	82,359,245
Maturing over five years	46,810,300	45,021,754
	$239,441,471	$247,083,803

Loan balances have been adjusted by the following deferred amounts:

	March 31,	December 31,
	2013	2012
Deferred origination costs and premiums	$628,523	$647,055
Deferred origination fees and unearned discounts	(620,201)	(648,941)
Net deferred costs (fees)	$8,322	$(1,886)

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

Non-accrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,
	2013	2012
Commercial loans:
Commercial mortgages - investor	$2,989,022	$3,106,384
Commercial mortgages – owner occupied	-	264,928
Construction and development	-	-
Commercial and industrial loans	83,050	83,050
Consumer loans:
Residential mortgages	445,869	391,295
Home equity lines of credit	386,283	150,485
Total	$3,904,224	$3,996,142
Unrecorded interest on nonaccrual loans	$92,794	$90,410
Interest income recognized on nonaccrual loans	$100,758	$519,459

Past due loans, segregated by age and class of loans, as of March 31, 2013, were as follows:

		Loans				Accruing
		90 or More				Loans 90 or
	30-89 Days	Days	Total Past	Current		More Days
	Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages – investor	$5,908,623	$196,550	$6,105,173	$73,995,851	$80,101,024	$-
Commercial mortgages – owner occupied	4,310,486	-	4,310,486	31,336,840	35,647,326	-
Construction and development	743,911	-	743,911	11,472,442	12,216,353	-
Commercial and industrial loans	171,168	83,050	254,218	28,895,789	29,150,007	-
Consumer loans:
Residential mortgages	2,633,474	445,869	3,079,343	47,114,284	50,193,627	-
Home equity lines of credit	253,155	141,203	394,358	31,183,848	31,578,206	-
Other	1,000	-	1,000	553,928	554,928	-

	$14,021,817	$866,672	$14,888,489	$224,552,982	$239,441,471	$-

One nonaccrual loan with a balance totaling $1,777,369 was current in its payments as of March 31, 2013.

Past due loans, segregated by age and class of loans, as of December 31, 2012 were as follows:

		Loans				Accruing
		90 or More				Loans 90 or
	30-89 Days	Days	Total Past	Current		More Days
	Past Due	Past Due	Due Loans	Loans	Total Loans	Past Due
Commercial loans:
Commercial mortgages – investor	$129,410	$201,967	$331,377	$85,305,056	$85,636,433	$-
Commercial mortgages – owner occupied	181,177	83,752	264,929	33,782,270	34,047,199	-
Construction and development	-	-	-	13,252,822	13,252,822	-
Commercial and industrial loans	-	83,050	83,050	31,453,480	31,536,530	-
Consumer loans:
Residential mortgages	2,459,035	391,294	2,850,329	45,703,017	48,553,346	-
Home equity lines of credit	-	150,486	150,486	33,315,061	33,465,547	-
Other	465	-	465	591,461	591,926	-

	$2,770,087	$910,549	$3,680,636	$243,403,167	$247,083,803	$-

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

Impaired loans are defined as loans that have been assessed for impairment and have been determined to either need a write down or specific reserve.

Impaired loans as of March 31, 2013, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial loans:
Commercial mortgages – investor	$7,417,966	$4,716,799	$2,701,167	$7,417,966	$980,910	$7,489,714
Commercial mortgages – owner occupied	2,318,725	-	2,318,725	2,318,725	597,975	2,325,052
Construction and development	945,998	-	945,998	945,998	127,806	945,998
Commercial and industrial loans	83,050	72,404	10,646	83,050	10,646	83,050
Consumer loans:
Residential mortgages	5,017,055	2,891,158	2,125,897	5,017,055	271,047	5,027,948
Home equity lines of credit	739,419	494,339	245,080	739,419	151,000	740,405
Total	$16,522,213	$8,174,700	$8,347,513	$16,522,213	$2,139,384	$16,612,167

At March 31, 2013, the Company had forty three impaired loans totaling approximately $16.5 million.  There were thirty-one impaired loans totaling $14.0 million that were not past due on March 31, 2013; $3.9 million of the impaired loans were classified as non-accrual loans. During the three months ended March 31, 2013, the Company recognized interest income on impaired loans of $164,175.

Impaired loans as of December 31, 2012, are set forth in the following table.

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

On December 31, 2012, twenty eight impaired loans totaling approximately $11.7 million were current, seven impaired loans totaling $1.2 million were 30 days or more past due, and six impaired loans totaling $1.6 million were classified as non-accrual loans, including two current loans totaling $1.1 million.  During the year ended December 31, 2012, the Company recognized interest income on impaired loans of $578,893.

Nonperforming assets and loans past due 90 days or more but accruing interest were as follows:

	March 31,	December 31,
	2013	2012
Nonaccrual loans	$3,904,224	$3,996,142
Restructured loans excluding those in nonaccrual	9,228,178	9,538,320
Foreclosed real estate	1,286,699	2,030,187
Total nonperforming assets	$14,419,101	$15,564,649

Accruing loans past-due 90 days or more	$-	$-

As of March 31, 2013 four restructured notes totaling $614,999  are included in nonaccrual loans.  All other restructured notes are paying in accordance with the terms of the agreement and remain on accrual status.

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

Troubled debt restructurings as of March 31, 2013 and December 31, 2012 are set forth in the following table:

	March 31,	December 31,
	2013	2012
Commercial loans:
Commercial mortgages – investor	$2,872,110	$2,883,050
Commercial mortgages – owner occupied	1,777,341	1,782,983
Construction and development	-	-
Commercial and industrial loans	-	-
Consumer loans:
Residential mortgages	4,595,509	4,765,464
Home equity lines of credit	598,217	598,271
Other	-	-

Total	$9,843,177	$10,029,768

Loans restructured for the three month periods ended March 31, 2013 and 2012 were $0 and $863,031, respectively.

Management strives to identify borrowers in financial difficulty early and work with them to ensure repayment of the loan. This is done through monitoring of late payments and other indicators of financial distress. When management identifies such circumstances, we place the loan on a watch list and evaluate it for specific impairment. If management deems the loan impaired based upon an analysis of repayment ability including primary and secondary sources of repayment such as liquidation of collateral or pursuit of repayment from guarantors then the loan will either be written down or we will establish a specific reserve based upon the estimated impairment. If we do not establish a specific reserve against a specific loan we will establish an additional general reserve for all watch list loans based upon their credit risk rating or, in the case of consumer loans, based upon their delinquency status.

In cases where we grant borrowers new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  Certain troubled debt restructurings are classified as watch list loans at the time of restructure and may only be removed from the watch list after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. They continue to be identified as troubled debt restructurings regardless of whether they are deemed to be watch list loans.

As of March 31, 2013, there are 4 restructured loans totaling $614,999 that are more than 30 days past due. All of the past due loans are classified as non-accrual loans.

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

The following table presents the balances of classified loans by class of commercial loan as of March 31, 2013 and December 31, 2012. Classified loans include loans in Risk Grades 5, 6, 7, 8 and 9. The Company has no loans with a risk rating of 8 or 9 as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$8,636,835	$601,965	$8,393,599	$17,632,399
Commercial mortgages – owner occupied	1,462,191	-	5,724,939	7,187,130
Construction and development	5,127,534	-	1,308,638	6,436,172
Commercial and industrial loans	1,657,575	-	1,220,755	2,878,330
Total	$16,884,135	$601,965	$16,647,931	$34,134,031

	December 31, 2012
	Risk Rating
	5	6	7	Total
Commercial mortgages - investor	$5,469,455	$-	$4,318,353	$9,787,808
Commercial mortgages – owner occupied	5,124,337	604,884	2,163,320	7,892,541
Construction and development	-	362,640	945,998	1,308,638
Commercial and industrial loans	2,404,444	315,443	195,790	2,915,677
Total	$12,998,236	$1,282,967	$7,623,461	$21,904,664

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

Our recorded investment in loans and the related allowance for loan losses as of March 31, 2013 by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

	March 31, 2013
	Loans			Related Allowance

	Individually	Collectively	Total	Individually	Collectively	Total
	Evaluated	Evaluated	Loans	Evaluated	Evaluated	Allowance
Commercial loans:
Commercial mortgages – investor	$7,417,966	$72,683,058	$80,101,024	$980,910	$838,717	$1,819,627
Commercial mortgages – owner occupied	2,318,725	33,328,601	35,647,326	597,975	384,965	982,940
Construction and development	945,998	11,270,355	12,216,353	127,806	969,277	1,097,083
Commercial and industrial	83,050	29,066,957	29,150,007	10,646	407,301	417,947
Consumer loans:
Residential mortgages	5,017,055	45,176,572	50,193,627	271,047	527,358	798,405
Home equity lines of credit	739,419	30,838,787	31,578,206	151,000	244,150	395,150
Other	-	554,928	554,928	-	5,535	5,535
Total	$16,522,213	$222,919,258	$239,441,471	$2,139,384	$3,377,303	$5,516,687

Our recorded investment in loans and the related allowance for loan losses as of December 31, 2012 by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

	December 31, 2012
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

The following table details charge-offs, recoveries and the provision for loan losses for the three month periods ended March 31, 2013 and 2012 and the allocation of the allowance for loan losses by portfolio as of March 31, 2013 and 2012 and December 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance				Allowance
	12/31/2012	Charge-offs	Recoveries	Provision	3/31/2013
Commercial loans:
Commercial mortgages – investor	$1,014,557	$-	$75,000	$730,070	$1,819,627
Commercial mortgages – owner occupied	1,239,059	(44,556)	19,063	(230,626)	982,940
Construction and development	880,751	-	-	216,332	1,097,083
Commercial and industrial loans	414,601	-	1,121	2,225	417,947
Consumer loans:
Residential mortgages	898,816	-	-	(100,411)	798,405
Home equity lines of credit	366,887	-	-	28,263	395,150
Other	9,019	-	84	(3,568)	5,535
Total	$4,823,690	$(44,556)	$95,268	$642,285	$5,516,687

	Allowance				Allowance
	12/31/2011	Charge-offs	Recoveries	Provision	3/31/2012
Commercial loans:
Commercial mortgages – investor	$967,668	$-	$-	$(46,835)	$920,833
Commercial mortgages – owner occupied	772,429	-	4,051	2,793	779,273
Construction and development	1,366,014	-	-	63,386	1,429,400
Commercial and industrial loans	613,792	-	1,000	66,566	681,358
Consumer loans:
Residential mortgages	661,408	(35,672)	-	83,603	709,339
Home equity lines of credit	455,276	(39,135)	4,467	80,106	500,714
Other	21,964	-	100	(4,105)	17,959
Total	$4,858,551	$(74,807)	$9,618	$245,514	$5,038,876

Loans with a balance of approximately $102.2 million and $105.6 million were pledged as collateral to the Federal Home Loan Bank of Atlanta as of March 31, 2013 and December 31, 2012, respectively.

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

There was no stock option based compensation expense recognized during the three months ended March 31, 2013 or year ended December 31, 2012.   As of March 31, 2013 there was no unrecognized stock option expense related to nonvested stock options.

      Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award (3 years) or the fair value of common stock on the date of issuance.

NOTE 6 – DEFINED BENEFIT PENSION PLAN

Effective December 31, 2004, the Company froze the Defined Benefit Pension Plan. Participant benefits stopped accruing as of the date of the freeze. No new participants entered the Plan after December 31, 2004. During the three months ended March 31, 2013 and 2012, the Company recognized net periodic costs for this plan of $88,832 and $66,525, respectively.  The Company contributed $707,321 and $622,324 respectively, to the plan during the first quarters of 2013 and 2012.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. The Company applies the same credit policies to these off-balance sheet arrangements as it does for on-balance-sheet instruments.

Additionally, the Company enters into commitments to originate residential mortgage loans to be sold in the secondary market, where the interest rate is determined prior to funding the loan. The commitments on mortgage loans to be sold are considered derivatives. The intent is that the borrower has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses due to interest rate changes. As of March 31, 2013, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	March 31,	December 31,	March 31,
	2013	2012	2012
Loan commitments	$13,065,805	$10,634,203	$15,423,516
Unused lines of credit	39,817,658	36,976,064	42,173,966
Letters of credit	631,200	631,200	624,919

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

The Company previously notified Treasury that it would not make the quarterly dividend payments on the Series A Preferred Stock issued to Treasury under the TARP Capital Purchase Program due after February 15, 2011. Under the terms of the Series A Preferred Stock, dividend payments are cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP preferred stock. The Company has deferred eight quarterly dividend payments since February 15, 2011. As a result, as of March 31, 2013, the Company is $920,100 in arrears on dividend payments on the Series A Preferred Stock. The dividend has been accrued and reflected as a reduction in retained earnings.

On April 19, 2013, the Company executed its right of redemption and redeemed, the Series A Preferred Stock and warrant issued on February 13, 2009 for cash.  The Company's total payment was $10,466,303, $9,201,000 for the Series A Preferred Stock, $1,051,709 accrued and unpaid dividends, and $213,594, warrant cancellation.

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

Impaired loans and foreclosed real estate:  Nonrecurring fair value adjustments to loans and foreclosed real estate reflect full or partial write-downs that are based on the loan’s or foreclosed real estate’s observable market price or current appraised value of the collateral. Since the market for impaired loans and foreclosed real estate is not active, loans or foreclosed real estate subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral will be classified as Level 3 due to the type of asset and the inputs to the valuation.  Appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple.  Appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value

The following table represents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	value
March 31, 2013
Available for sale
U.S. government agency	$-	436,750	$-	$436,750
Mortgage backed securities	-	13,311,844	-	13,311,844
State and municipal	-	5,870,983	-	5,870,983
Corporate bonds	-	-	371,875	371,875
	-	19,619,577	371,875	19,991,452
Equity securities	272,496	-	-	272,496
	$272,496	$19,619,577	$371,875	$20,263,948

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	value
December 31, 2012
Available for sale
U.S. government agency	$-	$1,506,703	$-	$1,506,703
Mortgage backed securities	-	9,544,221	-	9,544,221
State and municipal	-	5,926,601	-	5,926,601
Corporate bonds	-	-	371,437	371,437
	-	16,977,525	371,437	17,348,962
Equity securities	283,822	-	-	283,822
	$283,822	$16,977,525	$371,437	$17,632,784

During the first three months of 2013, the Company recognized $34,067 of other-than-temporary impairment charges related to  one equity security issued by  a financial institution.

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
Balance, beginning of period	$371,437	$281,150
Total gains (losses) realized and unrealized:
Included in earnings	-	(780,544)
Included in other comprehensive income	438	779,687
Balance, end of period	$371,875	$280,293

Certain other assets are measured at fair value on a nonrecurring basis.  Adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first three months of 2013 that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	March 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$34,394,871	$-	$34,394,871	$-
Impaired loans	14,382,829	-	-	14,382,829
Foreclosed real estate	1,286,699	-	-	1,286,699

During the first three months of 2013, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale).  Losses related to loans of $642,285 were recognized as charge-offs for loan losses. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2012.

	December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$59,713,146	$-	$59,713,146	$-
Impaired loans	12,288,036	-	-	12,288,036
Foreclosed real estate	2,030,187	-	-	2,030,187

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2012 Form 10-K.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2013		December 31, 2012
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
Financial assets
Level 2 inputs:
Investment securities held to maturity	$2,264,226	$2,359,456	$2,367,382	$2,482,023
Loans held for sale	34,394,871	34,417,334	59,713,146	59,752,145
Bank owned life insurance	5,256,269	5,256,269	5,222,776	5,222,776
Level 3 inputs:
Federal Home Loan Bank stock	530,700	530,700	639,600	639,600
Loans, net	233,933,106	238,505,109	242,258,227	246,992,937
Financial liabilities
Level 3 inputs:
Interest‑bearing deposits	244,294,541	246,623,616	230,028,656	232,221,722
Advances from the Federal Home Loan Bank	170,000	171,229	1,870,000	1,883,515

NOTE 10 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassification on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and did not have a significant impact on our financial statement disclosures.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans, strategies, objectives and intentions and the anticipated results thereof, the impact of the recent merger with Jefferson Bancorp, including our belief that the merged entity will be better equipped to compete, lower professional service fees going forward, anticipated funding of commitments to extend credit and unused lines of credit, potential losses from off-balance sheet arrangements, taking advantage of opportunities emerging as the business environment clarifies and improves increased loan demand in the future, the recovery of fair value of available-for-sale securities, the allowance for loan losses, liquidity sources and the impact of the outcome of pending legal proceedings,  are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things:

(i) our prior businesses may not be integrated into Jefferson Bancorp successfully or such integration may be more difficult, time-consuming or costly than expected; (ii) expected revenue synergies and cost savings from the Merger may not be fully realized, or realized within the expected timeframe; (iii) revenues following the Merger may be lower than expected; (iv) customer and employee relationships and business operations may be disrupted by the Merger; (v) unexpected changes or further deterioration in the housing market or in general economic conditions in our market area, or a slowing economic recovery; (vi) unexpected changes in market interest rates or monetary policy; (vii) the impact of new governmental regulations that might require changes in our business model; (viii) changes in laws, regulations, policies and guidelines impacting our ability to collect on outstanding loans or otherwise negatively impacting our business; (ix) higher than anticipated loan losses or the insufficiency of the allowance for loan losses; (x) changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect us specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); and (xi) other risks described in this report, in the Company’s 2012 Form 10-K and in our other filings with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  We undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents that we file from time to time with the SEC.

BUSINESS AND OVERVIEW

 The Company is a bank holding company headquartered in Columbia, Maryland, with one wholly-owned subsidiary, Carrollton Bank.  The Bank has five subsidiaries, CFS, and three limited liability companies that are wholly owned, as well as CCDC, which is 96.4% owned.

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

During 2004, the Bank opened a mortgage subsidiary, Carrollton Mortgage Services, Inc. (“CMSI”). CMSI became inactive in January 2012 and its operations are now conducted as a division of the Bank.  We dissolved CMSI in 2011.  The Bank’s mortgage division is in the business of originating residential mortgage loans to be sold. The mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing. Loans originated by the mortgage division are generally sold into the secondary market but may be considered for retention by the Bank as part of our balance sheet strategy.

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

 We reported a net loss of $32,428 for the three months ended March 31, 2013, compared to a net loss of $252,464 for the three months ended March 31, 2012.  Net loss available to common stockholders was $169,507 ($0.07 per diluted share) and $389,543 ($0.15 per diluted share) for the three months ended March 31, 2013 and 2012, respectively.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net (loss) income divided by total average assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three months ended March 31, 2013 was (0.04)% compared to a return on average assets of (0.28)% for the three months ended March 31, 2012.  Return on average equity, the quotient of net (loss) income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the three months ended March 31, 2013 was (0.41)% compared to return on average equity of (3.09)% for the three month period ended March 31, 2012.

Net interest income decreased $407,703, or 12.1%, for the three months ended March 31, 2013, compared to the same period in 2012, while our net interest margin declined to 3.46% for the three month period from 3.93% for the three months ended March 31, 2012. Net interest margin, a profitability measure, is the dollar difference between interest income from earning assets, including loans and investments, and interest expense paid on deposits and other borrowings, expressed as a percentage of average earning assets. The decline in net interest income for the three months ended is a result of the decline in average interest earning assets and the decline in the net interest margin. The decline in the net interest margin for the three months ended March 31, 2013 is a result of a shift in the mix of earning assets towards a heavier weighting in lower yielding more liquid assets. This trend is consistent with the overall market in which loan yields are very low and liquidity is in excess supply. Management is trying to mitigate this negative trend by reducing excess liquidity and higher cost deposits while also seeking lending opportunities with strong credit profiles and higher yields.

The improvement in operating results for the three month period ended March 31, 2013, as compared to the same period in 2012, is a result of multiple factors including an increase in mortgage banking activity and a lower write-down of impaired securities offset by a decrease in net interest income, and increases in the provision for loan losses.

No dividends were declared or paid to common stockholders during the three months ended March 31, 2013 or 2012 as we continue the suspension of dividends in recognition of our lack of earnings during recent periods.

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

Investment securities increased $2.5 million, or 12.5%, to $22.5 million at March 31, 2013, from $20.0 million at December 31, 2012. The increase is primarily the result of purchases in mortgage-backed securities.  Management continues to look for opportunities to use liquidity from maturing investments to reduce our use of high cost certificates of deposit and borrowed funds. Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk.

Loans Held for Sale

Loans held for sale decreased by $25.3 million, or 42.4%, from $59.7 million at December 31, 2012, to $34.4 million at March 31, 2013. Generally, loans originated with the intention of being sold to a third party remain on our balance sheet for approximately 45 days, meaning that this figure is impacted by the number of loans originated in such period. We originated fewer loans during the three months ended March 31, 2013 than during the three months ended December 31, 2012, as borrowers were eager to close loans by the end of the year ahead of the impending federal budget cuts as a result of the fiscal cliff imposed by Congress.  Loans held for sale are carried at the lower of cost or the committed sale price, determined on an individual loan basis.

Loans

Gross loans, excluding loans held for sale, decreased 3.1% to $239.4 million at March 31, 2013 compared to $247.1 million at December 31, 2012, resulting from repayments and weak loan demand as businesses continue to limit borrowing to expand their operations during the continued sluggish and uncertain economy.

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

At March 31, 2013, the Company had 43 impaired loans totaling approximately $16.5 million, eight of which have been classified as nonaccrual.  The valuation allowance for impaired loans was $2.1 million as of March 31, 2013.

The following table provides information concerning non-performing assets and past due loans at the dates indicated:

	March 31,	December 31,	March 31,
	2013	2012	2012

Nonaccrual loans	$3,904,224	$3,996,142	$3,667,231
Restructured loans excluding those in nonaccrual	9,228,178	9,538,320	9,387,867
Foreclosed real estate	1,286,699	2,030,187	4,878,849
Total non-performing assets	$14,419,101	$15,564,649	$17,933,947

Accruing loans past-due 90 days or more	$-	$-	$-

As of March 31, 2013 four restructured notes totaling $614,999 are included in nonaccrual loans.  All other restructured notes are paying in accordance with the terms of the agreement and remain on accrual status.

While the level of nonperforming assets has declined, they continue to have a negative impact on earnings as the economy is showing only some improvement. Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment. The continued success in reducing non-performing assets will ultimately be dependent on continued management diligence and improvement in the economy and the real estate market.

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

The allowance for loan losses was $5.5 million at March 31, 2013, which was 2.30% of loans compared to $4.8 million at December 31, 2012, which was 1.94% of loans.  During the first three months of 2013, we experienced net recoveries of $50,712 compared to net charge-offs of $65,189 during the same period of 2012.  The annualized ratio of net loan losses to average loans outstanding was (0.02)% for the three months ended March 31, 2013 compared to the net loan loss ratio of 0.09% for the three months ended March 31, 2012. The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans, excluding loans held for sale, and foreclosed real estate decreased to 6.00% at March 31, 2013, compared to 6.25% at December 31, 2012. The increase in the allowance for loan losses recognizes the weakness in collateral values for problem loans. This creates a need for an increase in specific reserves even as the Company has been able to work through historical problems while having fewer loans migrate into nonperforming status.

The following table shows the activity in the allowance for loan losses during the periods indicated:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2013	2012	2012

Allowance for loan losses - beginning of period	$4,823,690	$4,858,551	$4,858,551
Provision for loan losses	642,285	245,514	1,165,012
Charge-offs	(44,556)	(74,807)	(1,285,741)
Recoveries	95,268	9,618	85,868
Allowance for loan losses - end of period	$5,516,687	$5,038,876	$4,823,690

Funding Sources

Deposits

Total deposits increased by $321,181, or 0.1%, to $325.5 million at March 31, 2013, from $325.1 million at December 31, 2012.  Certificate of deposit accounts increased $7.9 million, or 7.0%, money market accounts increased by $6.4 million, or 11.4%, and noninterest-bearing deposit accounts decreased by $14.0 million, or 14.7% during the three months ended March 31, 2013. While management is committed to reducing excess liquidity and higher cost deposits in order to improve net interest margin by lowering the cost of funds, certificate of deposits increased during the same period due to various contributing factors including retirement account activity, customer cash cycle, and improved confidence in the market place. We expect, however, that the amount of certificates of deposits will normalize in future periods.  The ratio of non- interest bearing deposits to total deposits decreased to 24.94% at March 31, 2013, from 29.25% at December 31, 2012.

Included in our certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to Federal Deposit Insurance Corporation (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At March 31, 2013, we had $21.6 million in CDARS through the reciprocal deposit program compared to $10.6 million at December 31, 2012. We did not have any non-reciprocal deposits in the CDARS program as of March 31, 2013, or as of December 31, 2012.

Borrowings

Total borrowings decreased $1.7 million, or 90.9%, to $170,000 at March 31, 2013 compared to $1.9 million at the end of 2012. The decrease in borrowings is a result of repaying Federal Home Loan Bank (“FHLB”) advances.

All borrowings at March 31, 2013 and December 31, 2012 consisted of advances from the FHLB. As of March 31, 2013, outstanding advances consisted of one fixed rate credit loan of $170,000, which carries a 4.33% interest rate and matures in June 2013.

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

In addition, the Federal Reserve and the FDIC require that bank holding companies and banks maintain a minimum level of Tier 1 (or Core) capital to average total assets excluding intangibles for the current quarter.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level based on its regulator’s assessment of its risk profile. As of March 31, 2013 and December 31, 2012, the Company is considered well capitalized.  The Bank also exceeded the FDIC required minimum capital levels to be considered well capitalized at those dates.  Management knows of no conditions or events that would change this classification.

The following table summarizes the Company’s capital ratios at the dates indicated:

	March 31, 2013	December 31, 2012	Minimum Regulatory Requirements	To Be Well Capitalized
Risk-based capital ratios:
Tier 1 capital	11.09%	10.30%	4.00%	6.00%
Total capital	12.37%	11.58%	8.00%	10.00%
Tier 1 leverage ratio	9.47%	9.32%	4.00%	5.00%

Total stockholders’ equity decreased 0.7%, or $227,128, during the three months ended March 31, 2013 compared to December 31, 2012, decreasing to $32.1 million at March 31, 2013. The decrease was due to dividends accrued on preferred stock of $115,012, a net loss of $32,428 and a change in the unrealized loss on available for sale securities, net of tax, of $79,688.

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

Net interest income decreased by $407,703, or 12.1% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Net interest margin, which represents the annualized percentage of net interest income as compared to average interest earning assets, declined to 3.46% for the three month period ended March 31, 2013 as compared to 3.93% for the same period in 2012.

Total interest income decreased $540,465, or 12.9% for the three months ended March 31, 2013 compared to the same period in 2012.  Interest and fee income on loans decreased $460,127, or 11.9%, for the three months ended March 31, 2013 as compared to the comparable period in 2012. The decrease for the 2013 periods is a result of a decline in average loans outstanding from $287.0 million for the three months ended March 31, 2012 to $277.3 million for the same period in 2013 and lower yields as higher-yielding commercial loans were paid down and the excess funds were redirected to interest-bearing deposit accounts, which pay a much lower rate of interest than loans. The decrease in average balances is a result of management’s decision to manage capital ratios through the careful reduction of assets.

 Interest income from investment securities, overnight investments, and interest-bearing deposits was $246,575 for the three  months ended March 31, 2013, compared to $326,913 for the same period in 2012.  This decrease resulted from decreases in both the average amount of and average yield on our investments.  The average investment portfolio decreased 19.1%, or $6.1 million, for the three month period ended March 31, 2013, as compared to the same period in 2012. The overall yield on investments decreased from 3.93% for the three month period ended March 31, 2012 to 3.51% for the comparable period in 2013.  The decline in the average amount of the investment portfolio resulted from management’s decision to shrink the balance sheet by using cash flow from investments to reduce high-cost borrowings. The decrease in yields resulted primarily from maturities and calls of securities that carried higher yields than the securities remaining in our portfolio. These decreases were partially offset by an increase in the yield on Federal funds sold and other interest-bearing deposits to 0.20% for the three months ended March 31, 2013 compared to 0.17% for the same period in 2012.  The increase in the yield on Federal funds sold and other interest-bearing deposits was primarily a result of an increase in excess reserves held with the Federal Reserve, which paid a higher rate than other correspondent banks during both periods

Interest expense decreased $132,762, or 16.1% for the three months ended March 31, 2013 as compared to the same period in 2012.    The primary reasons for the decrease are a reduction in the cost of interest-bearing liabilities and a reduction in the overall level of interest bearing liabilities. The cost of interest-bearing liabilities decreased to 1.15% for the three month period ended March 31, 2013, compared to 1.31% for the same period in 2012.  The decrease in the cost of interest-bearing liabilities was primarily related to management’s continuing focus on reducing high-cost certificates of deposit and borrowings and lower overall rates paid as a result of the low interest rate environment.  The cost of average interest-bearing deposits for the three month period ended March 31, 2013 declined to 1.11% from 1.22% for the comparable period in 2012. Also contributing to the decrease in interest expense during the three month period ended March 31, 2013 was a decrease in the three month average of certificates of deposit of $20.0 million, or 14.5%, and a decrease in the three month average of borrowed funds to $2.3 million, from $9.7 million for the same period in 2012.

The following table set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Interest-earning assets:
Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank deposit	$42,345,049	$20,563	0.20%	$23,026,677	$9,642	0.17%
Federal Home Loan Bank stock	627,500	3,730	2.41%	2,111,300	7,508	1.43%
Investment securities:
U.S. government agency	1,021,249	12,875	5.11%	2,073,179	22,637	4.39%
State and municipal	6,687,700	60,000	3.64%	8,335,616	76,639	3.70%
Mortgage backed securities	12,793,302	148,487	4.71%	13,384,927	185,545	5.58%
Corporate bonds	4,705,330	913	0.08%	7,460,945	24,935	1.34%
Other	469,728	7	0.01%	486,011	7	0.01%
	25,677,309	222,282	3.51%	31,740,678	309,763	3.93%
Loans:
Commercial and industrial	29,548,311	388,430	5.33%	36,537,322	480,526	5.29%
Residential mortgage (a)	117,671,066	1,247,026	4.30%	108,294,486	1,276,153	4.74%
Commercial mortgage and construction	129,476,296	1,749,440	5.48%	141,476,567	2,086,922	5.93%
Installment	577,390	14,915	10.48%	618,076	16,337	10.63%
	277,273,063	3,399,811	4.97%	286,926,451	3,859,938	5.41%
Total interest earning assets	345,922,921	3,646,386	4.27%	343,805,106	4,186,851	4.90%
Noninterest bearing cash	3,601,190			3,216,351
Premises and equipment	6,657,598			6,644,915
Other assets	15,714,485			19,657,547
Allowance for loan losses	(4,903,665)			(4,915,219)
Unrealized gains (losses) on available for sale securities, net	(3,315,474)			(3,851,355)
Total assets	$363,677,055			$364,557,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Savings and NOW	$60,062,789	$25,660	0.17%	$58,049,528	$25,292	0.18%
Money market	65,049,274	78,239	0.49%	48,545,580	59,550	0.49%
Certificates of deposit	117,736,097	563,499	1.94%	137,748,322	658,152	1.92%
	242,848,160	667,398	1.11%	244,343,430	742,994	1.22%
Borrowed funds	2,255,327	26,556	4.78%	9,748,060	83,722	3.45%
Total interest bearing liabilities	245,103,487	693,954	1.15%	254,091,490	826,716	1.31%
Noninterest bearing deposits	80,976,788			72,612,251
Other liabilities	5,414,822			5,465,027
Stockholders' equity	32,181,958			32,388,577
Total liabilities and stockholders' equity	$363,677,055			$364,557,345
Net interest margin (b)	$345,922,921	$2,952,432	3.46%	$343,805,106	$3,360,135	3.93%

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

We recorded a provision for loan losses of $642,285 for the three months ended March 31, 2013 compared to $245,514 for the same period in 2012.  The ratio of nonperforming assets, including accruing loans past-due 90 days or more, as a percentage of period-end loans, excluding loans held for sale, and foreclosed real estate decreased to 6.21% at March 31, 2013, compared to 6.42% at December 31, 2012.

Noninterest Income

Noninterest income for the three months ended March 31, 2013 was $2.4 million compared to $1.3 million for the same period in 2012, representing an increase of $1.0 million, or 77.9%. The increase in noninterest income is primarily the result of a $818,556 write-down on impaired securities in the 2012 period for which there was a $34,067 write-down on impaired securities during the three months ended March 31, 2013 as well as a $299,318, or 26.5%, increase in mortgage fees due to more loans being sold into the secondary market during the 2013 period as a result of an increase in originations during the quarter ended December 31, 2012, as referenced above.  These increases were partially offset by decreases of $101,697 in electronic banking fees due to the loss of a large customer during the three months ended March 31, 2013 who had been utilizing electronic banking services.

With interest rates at historic lows and concern about future rising rates, consumer demand for mortgage loans has increased in the first three months of 2013 as compared to the same period in 2012. When the economy strengthens, we would anticipate increased consumer demand for financing of owner-occupied, residential properties.

Noninterest Expense

Noninterest expenses decreased $117,716, or 2.4%, for the three months ended March 31, 2013 compared to the same period in 2012. The decrease is primarily a result of decreases in professional fees related to merger costs and foreclosed real estate costs partially offset by increases in salaries, employee benefits and occupancy costs.

Professional services were $214,151 for the three months ended March 31, 2013 compared to $364,585 for the same period in 2012. The decrease is a result of lower legal fees and consulting fees paid in conjunction with our Merger with Jefferson during the 2013 period as there was less work required in connection with the Merger during the 2013 period as compared to the three months ended March 31, 2012 when we were negotiating the terms of the Merger Agreement.

Foreclosed real estate losses, write downs and costs decreased by $99,275, or 56.3%, for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease for the 2013 period is a result of increased write downs in 2012 that did not exist in 2013, resulting from updated appraisals and losses on sales of foreclosed real estate resulting from our emphasis on removing properties from the balance sheet.

Salaries increased by $48,163, or 2.4%, for the three months ended March 31, 2013 as compared to the same period in 2012. This increase is a result of additional mortgage volume related compensation paid to mortgage production managers and mortgage operations staff.

Employee benefits for the three month period ended March 31, 2013 increased by $43,349, or 8.2%, as a result of higher health insurance premiums and higher periodic pension costs as compared to the same period in 2012.

Occupancy expense increased by $35,362, or 6.1%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was associated with higher rental and maintenance costs in 2013.

Income Taxes

For the three months ended March 31, 2013 and 2012, we recorded income tax benefit of $64,826 and $203,680, respectively.  The effective tax rates, which may fluctuate from year to year due to changes in the mix of tax-exempt loans, investments and operating losses and nondeductible merger costs, were 66.7% for the 2013 period as compared to 44.7% and for the 2012 period.

LIQUIDITY AND CAPITAL EXPENDITURES

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures.

Our liquidity is derived primarily from our deposit base and equity capital. Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  Such assets totaled $105.0 million, or 28.9% of total assets, at March 31, 2013.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $53.7 million at March 31, 2013.  Of this total, management places a high probability of required funding within one year of approximately $13.3 million. The amount remaining is unused home equity lines and other consumer lines on which management places a low probability of funding.

We also have external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which we can draw upon when required. We have a line of credit totaling approximately $58.5 million with the FHLB based on qualifying loans pledged as collateral.  In addition, the Company can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Company had $7.9 million of securities pledged at the FHLB, $505,136 of securities pledged at FRB, and an additional $6.2 million of unpledged securities.  Using these securities as collateral, the Company’s subsidiary Carrollton Bank, could borrow a total of $14.2 million.    Outstanding borrowings at the FHLB were $170,000 at March 31, 2013, which mature during 2013. The interest rate on these borrowings is 4.33%. Additionally, the Company has an unsecured federal funds line of credit of $5.0 million and a $10.0 million secured federal funds line of credit with other institutions. The secured federal funds line of credit with another institution would require Carrollton Bank to transfer securities pledged at the FHLB or FRB to this institution before it could borrow against this line. There was no balance outstanding under these lines at March 31, 2013.

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

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities. At March 31, 2013, we are in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

INFLATION

Inflation may be expected to have an impact on the Company’s operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect the Company’s results of operations unless the fees charged by the Company could be increased correspondingly. However, the Company believes that the impact of inflation was not material for the first three months of 2013 or 2012.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of March 31, 2013.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors from those disclosed in our 2012 Form 10-K.

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

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	May 8, 2013	/s/Kevin B. Cashen
Kevin B. Cashen
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	May 8, 2013	/s/ David E. Borowy
David E. Borowy
Chief Financial Officer