Form 10-Q
period 2013-06-30
CARROLLTON BANCORP
filed 2013-08-19
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number     0-23090

CARROLLTON BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52-1660951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2328 West Joppa Road, Suite 325, Lutherville, Maryland 21093

(Address of principal executive offices)                (Zip Code)

(410) 494-2580

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
9,361,378 common shares outstanding at August 15, 2013

CARROLLTON BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

CARROLLTON BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Cash and due from banks	$8,923,038	$1,627,715
Interest bearing deposits with banks and federal funds sold	28,738,838	18,057,114
Total Cash and Equivalents	37,661,876	19,684,829

Investment securities available for sale, at fair value	26,312,725	9,716,626
Restricted equity securities, at cost	1,009,695	259,800
Loans held for sale	41,789,244	-

Loans, net of deferred fees and costs	333,136,491	101,736,172
Less: Allowance for loan losses	(738,437)	(655,942)
Loans, net	332,398,054	101,080,230

Real estate acquired through foreclosure	1,474,119	1,151,256
Premises and equipment, net	6,129,960	394,425
Bank owned life insurance	5,289,663	-
Core deposit intangible	4,604,247	173,815
Deferred tax asset	8,267,237	239,189
Accrued interest receivable	1,358,070	330,639
Other assets	4,838,501	213,059
Total Assets	$471,133,391	$133,243,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing deposits	$101,623,640	$22,005,741
Interest-bearing deposits	308,676,983	78,666,389
Total Deposits	410,300,623	100,672,130

Accrued pension plan	2,253,501	-
Accrued expenses and other liabilities	4,746,478	747,322
Total Liabilities	417,300,602	101,419,452

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000, issued and outstanding 9,361,378 as of June 30, 2013; authorized 11,108,500, issued and outstanding 5,831,963 as of December 31, 2012.	9,361,378	5,831,963

Additional paid-in capital	36,204,803	21,269,898
Retained earnings	8,358,631	4,462,463
Accumulated other comprehensive (loss) income	(92,023)	260,092
Total Stockholders' Equity	53,832,789	31,824,416

Total Liabilities and Stockholders' Equity	$471,133,391	$133,243,868

See accompanying notes to unaudited consolidated financial statements

CARROLLTON BANCORP

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest income:
Interest and fees on loans	$4,561,731	$2,302,837	$6,731,524	$4,945,884
Interest on loans held for sale	241,153	-	241,153	-
Interest and dividends on securities	118,328	58,437	167,219	118,053
Interest on deposits in banks and federal funds sold	25,800	5,288	37,796	13,338

Total Interest Income	4,947,012	2,366,562	7,177,692	5,077,275

Interest expense:
Interest on deposits	356,046	137,685	501,604	285,385
Interest on short-term borrowings	1,553	-	1,692	-

Total Interest Expense	357,599	137,685	503,296	285,385

Net Interest Income	4,589,413	2,228,877	6,674,396	4,791,890

Provision for loan losses	153,875	241,669	183,256	391,624

Net interest income after provision for loan losses	4,435,538	1,987,208	6,491,140	4,400,266

Noninterest income:
Electronic banking fees	651,177	-	651,177	-
Mortgage-banking fees and gains	1,026,815	-	1,026,815	-
Net gain on sale of real estate acquired through foreclosure	48,344	18,876	48,344	122,482
Brokerage commissions	117,492	-	117,492	-
Service charges on deposit accounts	73,437	18,723	91,214	40,421
Other income (loss)	183,261	(72,155)	213,107	67,612
Bargain purchase gain	5,355,899	-	5,355,899	-

Total Noninterest Income	7,456,425	(34,556)	7,504,048	230,515

Noninterest Expenses:
Salary and employee benefits	3,220,853	996,249	4,183,777	2,037,952
Occupancy expenses	647,725	87,333	741,604	185,429
Furniture and equipment expenses	232,005	59,976	286,847	114,498
Legal, accounting and other professional fees	408,579	165,000	617,081	351,311
Data processing and items processing services	327,827	132,419	438,615	260,260
FDIC insurance costs	87,150	22,501	112,326	47,937
Advertising and marketing related expenses	80,311	97,896	141,977	168,654
Foreclosed property expenses	127,074	62,066	168,914	165,208
Loan collection costs	149,812	5,913	160,232	28,933
Core deposit intangible amortization	162,824	27,635	180,930	55,270
Merger related expenses	1,640,368	393,101	1,854,937	515,875
Other expenses	462,976	83,186	553,690	197,978

Total Noninterest Expenses	7,547,504	2,133,275	9,440,930	4,129,305

Income (loss) before income taxes	4,344,459	(180,623)	4,554,258	501,476

Income tax expense (benefit)	569,571	(66,271)	658,090	227,714

Net income (loss)	$3,774,888	$(114,352)	$3,896,168	$273,762

Basic net income (loss) per common share	$0.43	$(0.02)	$0.54	$0.05

Diluted net income (loss) per common share	$0.43	$(0.02)	$0.54	$0.05

See accompanying notes to unaudited consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$3,774,888	$(114,352)	$3,896,168	$273,762

Other Comprehensive Income (Loss):

Unrealized gain (loss) on investment securities available for sale	(616,279)	25,992	(581,516)	78,884
Income tax relating to item above	243,114	(10,254)	229,401	(31,119)
Net effect on other comprehensive income	(373,165)	15,738	(352,115)	47,765
Total Comprehensive Income (Loss)	$3,401,723	$(98,614)	$3,544,053	$321,527

See accompanying notes to unaudited consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2013 and 2012 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2012 (1)	$5,831,963	$21,269,898	$4,462,463	$260,092	$31,824,416
Net income	-	-	3,896,168	-	3,896,168
Other comprehensive loss	-	-	-	(352,115)	(352,115)
Issuance of common stock to FSPF I, LLC	2,039,958	8,960,042	-	-	11,000,000
Carrollton Bancorp shares retained at the date of merger	1,483,457	5,800,313	-	-	7,283,770
Stock-based compensation	-	153,550	-	-	153,550
Issuance of common stock under stock option plan	6,000	21,000	-	-	27,000
Balance June 30, 2013	$9,361,378	$36,204,803	$8,358,631	$(92,023)	$53,832,789

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2011 (1)	$5,820,854	$20,940,245	$4,404,910	$228,866	$31,394,875
Net income	-	-	273,762	-	273,762
Other comprehensive income	-	-	-	47,765	47,765
Stock-based compensation	-	150,495	-	-	150,495
Issuance of common stock under stock option plan	11,109	48,791	-	-	59,900
Balance June 30, 2012	$5,831,963	$21,139,531	$4,678,672	$276,631	$31,926,797

(1)

As restated for the effect of the Merger (as defined in Note 1), with each share of Jefferson Bancorp, Inc common stock, $0.01 par, converted into 2.2217 shares of Carrollton Bancorp common stock, $1.00 par.

See accompanying notes to unaudited consolidated financial statements

CARROLLTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$3,896,168	$273,762
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	216,768	44,422
Stock-based compensation	153,550	150,495
Amortization and accretion of investment premiums and discounts, net	141,539	128,484
Amortization and accretion of deferred loan fees and costs, net	(554,365)	-
Accretion of net discounts on acquired loans	(1,001,739)	(2,364,196)
Amortization of core deposit intangibles	180,930	55,270
Amortization of deposit premiums	(301,889)	-
Provision for loan losses	183,256	391,624
Bargain purchase gain	(5,355,899)	-
Write down of real estate acquired through foreclosure	38,700	57,566
Gain on sale of real estate acquired through foreclosure	(48,344)	(122,482)
Net increase in loans held for sale	(12,344,373)	-
Increase in cash surrender value of life insurance	(26,408)	-
Accrued pension plan	(29,340)	-
Net decrease (increase) in accrued interest receivable and other assets	1,662,108	(640,097)
Net increase in accrued expenses and other liabilities	1,315,086	389,730
Net cash used in operating activities	(11,874,252)	(1,635,422)

Cash flows from investing activities:
Acquisition, net of cash acquired	27,152,544	-
Redemptions and maturities of investment securities available for sale	2,317,825	2,583,594
Purchases of premises and equipment	(142,495)	(204,327)
Proceeds from sale of securities	430,544	-
Redemption of Federal Home Loan Bank stock	34,800	178,800
Net decrease (increase) in loans	(4,688,906)	164,276
Proceeds from sale of real estate acquired through foreclosure	1,103,851	1,308,258
Proceeds from sale of premises and equipment	1,124,850	-
Net cash provided by investing activities	27,333,013	4,030,601

Cash flows from financing activities:
Net decrease in deposits	(8,338,714)	(4,396,465)
Repayment of Federal Home Loan Bank advances	(170,000)	-
Proceeds from issuance of common stock	11,027,000	59,900
Net cash provided by (used in) financing activities	2,518,286	(4,336,565)

Net increase (decrease) in cash and cash equivalents	17,977,047	(1,941,386)
Cash and cash equivalents at beginning of period	19,684,829	15,437,408
Cash and cash equivalents at end of period	$37,661,876	$13,496,022

Supplemental information:
Interest paid on deposits and borrowings	$924,917	$286,225
Income taxes paid	319,530	527,000

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$508,352	$540,756
Unsettled securities sales	2,191,844	-
Carrollton Bancorp shares retained at the date of the Merger	7,283,770	-

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Carrollton Bancorp (“Carrollton”), and its subsidiary, Bay Bank, FSB, a federal savings bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on Carrollton’s books on the basis of its equity in the net assets.

On April 19, 2013, Carrollton acquired all the outstanding common stock of Jefferson Bancorp, Inc. (“Jefferson”) in a merger (the “Merger”) that was accounted for as a reverse acquisition and recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  For accounting and financial reporting purposes, Jefferson is deemed to have acquired Carrollton in the Merger even though Carrollton was the legal successor in the Merger, and the historical financial statements of Jefferson have become Carrollton’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Merger are those of Jefferson, and the historical consolidated financial statements after the Merger include the assets and liabilities of Jefferson and Carrollton, historical operations of Jefferson and Carrollton and operations of the combined corporation from April l9, 2013.  See Note 2 for further information regarding the Merger.  As used in these notes, the term “Company” refers to Jefferson and its consolidated subsidiaries when discussing periods prior to April 19, 2013 and refers to the post-Merger Carrollton and its consolidated subsidiaries when discussing periods beginning on and after April 19, 2013.

The consolidated financial statements as of June 30, 2013, and for the three months and six months ended June 30, 2013 and 2012, included herein have not been audited.  The amounts as of December 31, 2012 were derived from the 2012 audited financial statements of Jefferson.  These statements should be read in conjunction with the audited consolidated financial statements of Jefferson as of and for the years ended December 31, 2012 and 2011 and the unaudited financial statements of Jefferson as of and for the three months ended March 31, 2013 and 2012, and the financial statements reflecting the pro forma effect of the Merger on Carrollton, which were included  in Carrollton’s Current Report on Form 8-K, filed on April 25, 2013, as amended by Amendment No. 1 on Form 8-K/A, filed on, July 2, 2013, pursuant to Item 9.01 thereof.   In accordance with the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future interim period.

Nature of Business

Carrollton is a savings and loan holding company, and through its subsidiary, Bay Bank, FSB, is engaged in a general commercial and retail business and has  twelve full-service branch locations in Maryland.  The principal business of the Bank is to make loans and other investments and to accept time and demand deposits.  The Bank’s primary market areas are Baltimore and its immediately surrounding counties, the Baltimore-Washington corridor and Salisbury, Maryland, although the Bank’s business development efforts also generate business outside of these areas.  The Bank offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services.  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit.  The Company’s customers are primarily individuals and small businesses.  The Bank’s subsidiary, Bay Financial Services, Inc., provides investment advisory and brokerage services.  The Company operates as one segment.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of real estate acquired through foreclosure, the estimate of expected cash flows for loans acquired with deteriorated credit quality, and the valuation of net assets acquired in the Merger.

Earnings (loss) per Share

Basic earnings (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unvested restricted stock awards, and are determined using the treasury stock method.

Cash and Cash Equivalents

The Company has included cash and due from banks, interest bearing deposits with banks with an original maturity of 90 days or less, and federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

Investment Securities

Investment securities classified as available for sale are recorded at fair value.  Temporary unrealized gains or losses on available for sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income (loss) included in stockholders’ equity.  Premiums or discounts on available for sale securities are amortized or accreted into income using the interest method.  For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities.  The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities.  Realized gains or losses are recorded on the trade date using the specific identification method.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Debt securities with a decline in fair value below their cost that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses.  The amount of the impairment for debt securities related to other factors is recognized in other comprehensive income (loss).  In evaluating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in value, (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events, and (4) for fixed maturity securities, whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of the cost basis, which may be maturity

Restricted Equity Securities, At Cost

The Bank is required to maintain a minimum investment in capital stock of other financial institutions in order to conduct business with these institutions.  Since no ready market exists for these stocks and they have no quoted market value, the Bank’s investments in these stocks are carried at cost.  Management reviews for impairment based on the ultimate recoverability of the cost basis in these securities.  The stocks’ values are determined by the ultimate recoverability of the par values rather than by recognizing temporary declines.  Management considers such criteria as the significance of a decline in net assets, if any, the length of time the situation has persisted, commitments by the institutions to make payments required by law or regulation, the impact of legislative or regulatory changes on the customer base and the bank’s liquidity position.

The Company’s holdings of restricted stock investments consist of the following:

	June 30, 2013	December 31, 2012
Federal Home Loan Bank	$690,700	$194,800
Visa Inc., Class B	204,195	-
Maryland Financial Bank	49,800	-
Atlantic Central Bankers Bank	65,000	65,000
Total restricted equity securities	$1,009,695	$259,800

Loans Held for Sale

Residential mortgage loans originated for sale are carried at the lower of cost or market, as indicated by a committed sale price, determined on an individual basis.

Originated Loans

Loans are generally stated at the principal amount outstanding net of any deferred fees and costs.  Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.  The accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  Generally, loans are placed on nonaccrual status once they are determined to be impaired or when principal or interest payments are 90 or more days past due.  Previously accrued but uncollected interest income on these loans is reversed against interest income.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Fees charged and costs capitalized for originating certain loans are amortized or accreted by the interest method over the term of the loan.

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms.  Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which management evaluates collectively for impairment.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, as a practical expedient, management may measure impairment based on a loan’s observable market price or the fair value of the collateral if repayment of the loan is collateral-dependent.  For collateral-dependent loans, any measured impairment is charged-off in the applicable reporting period.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

The loans acquired from the Bank’s acquisition of assets from Bay National Bank (“BNB”) on July 10, 2010 and from the Merger (see Note 2 Merger) were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a factor for loan losses as that was included in the estimated cash flows.

Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date.  Based on this evaluation, the Company determined that the loans acquired from both the BNB acquisition and the Merger subject to ASC Topic 310-30 would be accounted for individually.

The Company considered expected prepayments and estimated the total expected cash flows, which included undiscounted expected principal and interest.  The excess of that amount over the fair value of the loan is referred to as accretable yield.  Accretable yield is recognized as interest income on a constant yield basis over the expected life of the loan.  The excess of the contractual cash flows over expected cash flows is referred to as nonaccretable difference and is not accreted into income.  Over the life of the loan, the Company continues to estimate expected cash flows.  Subsequent decreases in expected cash flows are recognized as impairments in the current period through the allowance for loan losses.  Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increase are recognized prospectively through an adjustment of the loan’s yield over its remaining life.

ASC Topic 310-20, Nonrefundable Fees and Other Costs, was applied to loans not considered to have deteriorated credit quality at acquisition.  Under ASC Topic 310-20, the difference between the loan’s principal balance at the time of purchase and the fair value is recognized as an adjustment of yield over the life of the loan.

Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established to estimate losses that may occur on loans by recording a provision for loan losses charged to earnings.  Loans are charged-off when management believes a loan or any portion thereof is not collectable.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (either collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.  For impaired loans, any measured impairment is charged-off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.  The general component covers loans that are not classified as impaired and primarily include purchased loans not deemed impaired and new loan originations.  The general reserve is based on historical loss experience and several qualitative factors.  These qualitative factors address various risk characteristics in the Company’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

        While management believes it has established the allowance for loan losses in accordance with generally accepted accounting principles and has taken into account both the views of its regulators and the current economic environment, there can be no assurance that in the future the Company’s regulators or the economic environment will not require further increases in the allowance.

Real Estate Acquired Through Foreclosure

The Company records foreclosed real estate assets at fair value less estimated costs to sell at the time of acquisition.  Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions.  Since the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from the Company’s estimates.

Write-downs at the time of acquisition are made through the allowance for loan losses.  Write-downs for subsequent declines in value and net operating expenses are included in foreclosed property expenses. Gains or losses realized upon disposition are included in noninterest income.

Derivatives

As part of its mortgage banking activities, the Company makes commitments to originate residential mortgage loans that meet the accounting definition of derivatives.  As of June 30, 2013, the difference between the market value and the carrying amount of these commitments is immaterial and therefore, no gain or loss has been recognized in the financial statements.

Stock-Based Compensation

Stock-based compensation expense is recognized over the employee’s service period, which is generally defined as the vesting period, of the stock-based grant based on the estimated grant date fair value.   A Black-Scholes option pricing model is used to estimate the fair value of the stock options.

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates in effect when these differences reverse.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   Realization of deferred tax assets is dependent on generating sufficient taxable income in the future.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements.

It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statement of operations.

Recent Accounting Pronouncements and Developments

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassification on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the notes. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and did not have a significant impact on the Company’s financial statement disclosures.

NOTE 2 – MERGER

On April 19, 2013, Carrollton completed its previously announced Merger with Jefferson. Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of April 8, 2012 (as amended, the “Merger Agreement”), by and among  Jefferson, Carrollton, and Financial Services Partners Fund I (“FSPF”), Jefferson merged with and into Carrollton, with Carrollton continuing as the surviving corporation.  In addition, Carrollton’s bank subsidiary, Carrollton Bank, merged with and into Jefferson’s bank subsidiary, Bay Bank, FSB, with Bay Bank, FSB continuing as the surviving bank (the “Bank Merger”).  Prior to the Bank Merger, Carrollton Bank had five subsidiaries: Bay Financial Services, Inc. f/k/a Carrollton Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); Mulberry Street, LLC (“MSLLC”); 13 Beaver Run LLC (“BRLLC”); and Mulberry Street A LLC (“MSALLC” and, together with BFS, CCDC, MSLLC and BRLLC, the “Carrollton Subsidiaries”).  Carrollton Bank’s interests in the Carrollton Subsidiaries were transferred to Bay Bank, FSB as a result of the Bank Merger.

Prior to the completion of the Merger, on April 18, 2013, FSPF invested $11,000,000 into Jefferson in exchange for  2,039,958 shares of common stock of Jefferson at a per share price of $5.39 (as restated for the Merger).

Upon closing of the Merger, each outstanding share of Jefferson's common stock was converted into the right to receive 2.2217 shares of Carrollton's common stock. As a result of the Merger, Carrollton issued approximately 7.9 million shares of Carrollton common stock to Jefferson's stockholders in the aggregate. Pursuant to the terms and conditions of the Merger Agreement, the holders of Carrollton common stock immediately prior to the Merger elected to tender approximately 42% of the shares outstanding in conjunction with the Merger for cash at a value of $6.20 per share (the "Cash Election"). As a result of the Merger and after giving effect to the cash election, FSPF owned approximately 84% of the outstanding common stock of Carrollton, and the holders of the Carrollton stock immediately prior to the Merger owned approximately 16% of Carrollton's outstanding common stock.

Since the number of shares of Carrollton common stock issued to Jefferson’s stockholders in connection with the Merger exceeded 50% of the number of issued and outstanding shares of Carrollton common stock immediately after the Merger, the Merger is treated as a reverse acquisition of assets and a recapitalization for accounting purposes.  As a result, Jefferson is deemed to have acquired Carrollton for accounting and financial reporting purposes and the historical financial statements of Jefferson have become Carrollton’s historical financial statements pursuant to U.S. GAAP.

The Merger is accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed were recognized at fair value on the date the transaction was completed. There was no goodwill recorded as a result of the Merger; however, a non-taxable bargain purchase gain of $5,355,899 was recognized and included on a separate line item within noninterest income on the consolidated statements of income.  The bargain purchase gain represented the excess of the fair value of net assets acquired over consideration paid.  The consideration paid represented a substantial discount to the book value of pre-Merger Carrollton’s net assets at the acquisition date. The net impact of the fair value adjustments resulted in a $2,786,781 reduction in pre-Merger Carrollton’s net assets. The more significant fair value adjustments were the net discount on loans of $7,109,302 and the core deposit intangible of $4,611,362 which is being amortized over an estimated useful life of approximately 9 years.

The purchase price and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

		April 19, 2013
Purchase price:

Shares of Carrollton Bancorp common stock outstanding as of Shareholder vote	2,579,388
Less: Shares tendered for cash	1,095,932
Shares of Carrollton Bancorp retained by current stockholders	1,483,456

Shares of Carrollton Bancorp retained by current stockholders	1,483,456
x Market price per share as of April 19, 2013	$4.91
Purchase price based on value of shares retained		$7,283,770

Shares tendered for cash	1,095,932
x Price per share as agreed to in the Definitive Agreement	$6.20
Purchase price based on value of shares tendered for cash		6,794,777

Total purchase price		$14,078,547

Identifiable assets:
Cash and cash equivalents		33,947,321
Investment securities available for sale and restricted equity securities		23,191,025
Loans held for sale		29,444,871
Loans		225,764,422
Core deposit intangible		4,611,362
Premises and equipment		6,934,658
Bank owned life insurance		5,263,255
Real estate acquired through foreclosure		908,718
Deferred tax asset		7,798,973
Other assets		4,976,173
Total identifiable assets		$342,840,779

Identifiable liabilities:
Deposits		318,269,096
Short-term borrowings		170,000
Other liabilities		4,967,237
Total identifiable liabilities		$323,406,333

Bargain purchase gain resulting from the Merger		$5,355,899

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of these determinations related to the valuation of acquired loans.

The following is a summary of the loans acquired in the Merger:

	Purchased Credit Impaired Loans	Purchased Non-Impaired Loans	Total Purchased Loans
Contractually required principal and interest at acquisition	$44,734,226	$193,685,946	$238,420,172
Contractual cash flows not expected to be collected	(7,061,198)	-	(7,061,198)
Expected cash flows at acquisition	37,673,028	193,685,946	231,358,974
Interest component of expected cash flows	(2,788,895)	(2,805,657)	(5,594,552)
Basis in purchased loans at acquisition - estimated fair value	$34,884,133	$190,880,289	$225,764,422

            The fair value of checking, savings and money market deposit accounts acquired was assumed to be the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates expected contractual payments discounted at market rates for similar certificates.

In connection with the Merger, the Company incurred Merger-related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce Bay Bank to the former Carrollton Bank customers, and other costs of completing the transaction.

A summary of Merger-related expenses included in the consolidated statements of income follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Salaries and employee benefits	$59,647	$-	$59,647	$-
Professional Fees	231,823	350,517	397,426	473,291
Data processing	1,171,616	22,568	1,171,616	22,568
Advertising and marketing expenses	113,026	10,285	139,936	10,285
Net occupancy and equipment costs	33,229	4,331	40,743	4,331
All other	31,027	5,400	45,569	5,400
Total Merger related expenses	$1,640,368	$393,101	$1,854,937	$515,875

Pro Forma Condensed Combined Financial Information

The following pro forma financial information combines the historical results of Jefferson and pre-Merger Carrollton. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors.  The pro forma results exclude the impact of the bargain purchase gain of $5,355,899 and Merger-related expenses of $1,854,937.  While adjustments were made for the estimated impact of certain fair value adjustments,  the following results are not indicative of what would have occurred had the acquisition taken place on the indicated dates.

If the Merger had been completed on January 1, 2013, total revenue, net of interest expense, would have been approximately $8.4 million and $17.0 million, respectively, for the three month and six month periods ended June 30, 2013.  Net income would have been approximately $0.4 million and $1.5 million, respectively, for the same periods.  Basic and diluted earnings per share would have been $0.03 for the three months ended June 30, 2013 and $0.16 for the six months ended June 30, 2013.

If the Merger had been completed on January 1, 2012, total revenue, net of interest expense, would have been approximately $9.2 million and $17.9 million, respectively, for the three month and six month periods ended June 30, 2012.  Net income would have been approximately $0.3 million and $1.5 million, respectively, for the same periods.  Basic and diluted earnings per share would have been $0.04 for the three months ended June 30, 2012 and $0.16 for the six months ended June 30, 2012.

The disclosure of pre-Merger Carrollton’s post-acquisition total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Merger.

NOTE 3- NET INCOME (LOSS) PER COMMON SHARE

The calculation of net income (loss) per common share is as follows:

	Three Months June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings (loss) per share:
Net income (loss)	$3,774,888	$(114,352)	$3,896,168	$273,762
Weighted average shares outstanding (1)	8,681,120	5,831,963	7,264,412	5,826,286
Basic net income (loss) per share	$0.43	$(0.02)	$0.54	$0.05

Diluted earnings (loss) per share:
Net income (loss)	$3,774,888	$(114,352)	$3,896,168	$273,762
Weighted average shares outstanding (1)	8,681,120	5,831,963	7,264,412	5,826,286
Dilutive potential shares (2)	8,729	-	4,389	-
Total diluted average shares outstanding	8,689,849	5,831,963	7,268,801	5,826,286
Total diluted net income (loss) per share	$0.43	$(0.02)	$0.54	$0.05

(1)	Pre-Merger Jefferson Bancorp, Inc. common shares adjusted for the effect of the conversion to Carrollton Bancorp common shares.
(2)	Pre-Merger Jefferson Bancorp, Inc. common shares were not publicly traded in 2012; accordingly, a determination of dilutive potential shares is not practicable.

NOTE 4 – INVESTMENT SECURITIES

At June 30, 2013 and December 31, 2012, the amortized cost and estimated fair value of the Company’s investment securities available for sale portfolio are summarized as follows:

	Amortized	Gross Unrealized			Estimated Fair
	cost	Gains		Losses	Fair Value
June 30, 2013

U.S. government agency	$379,641	$847		$-	$380,488
Residential mortgage-backed securities	18,910,554	251,170		(280,986)	18,880,738
State and municipal	7,095,746	534		(116,915)	6,979,365
Total debt securities	26,385,941	252,551	-	(397,901)	26,240,591
Equity securities	78,752	-		(6,618)	72,134
Totals	$26,464,693	$252,551		$(404,519)	$26,312,725

	Amortized	Gross Unrealized			Estimated Fair
	cost	Gains		Losses	Fair Value
December 31, 2012

Residential mortgage-backed securities	$9,287,078	$429,548		$-	$9,716,626
Totals	$9,287,078	$429,548		$-	$9,716,626

As of June 30, 2013 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$11,038,794	$280,986	$-	$-	$11,038,794	$280,986
State and municipals	6,783,831	116,915	-	-	6,783,831	116,915
Total debt securities	17,822,625	397,901	-	-	17,822,625	397,901
Equity securities	72,134	6,618	-	-	72,134	6,618
Totals	$17,894,758	$404,519	$-	$-	$17,894,758	$404,519

At June 30, 2013, unrealized losses in the Company’s portfolio of residential mortgage-backed securities and state and municipal securities of $397,901 in aggregate were related to 25 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At June 30, 2013, unrealized losses in the Company’s portfolio of equity securities of $6,618 were related to two securities and considered temporary.  Since management believes that it is not more likely than not the Company will be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

As of December 31, 2012, the investment securities portfolio had no unrealized loss positions.

No investment securities held by the Company as of June 30, 2013 and December 31, 2012 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at June 30, 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$1,437,919	$1,438,297
Over one to five years	2,103,470	2,081,502
Over five to ten years	3,395,356	3,311,239
Over ten years	538,642	528,815
Residential mortgage-backed securities	18,910,554	18,880,738
Totals	$26,385,941	$26,240,591

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

During the three months ended June 30, 2013, the Company sold its entire portfolio of collateralized debt obligations. These securities, which were acquired as a result of the Merger, were backed by trust preferred securities issued by banks, thrifts, and insurance companies.  Sale proceeds of $2,622,388 represented the fair value of these securities at the date of the Merger and therefore there is neither a gain nor a loss from the sale included in the results of operations for the three months and six months ended June 30, 2013.

There were no sales of investment securities available for sale during the three and six months ended June 30, 2012.

At June 30, 2013, securities with an amortized cost of $5,778,333 (fair value of $5,707,513) were pledged.  At December 31, 2012, the Bank had no pledged investment securities.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

            The fundamental lending business of the Company is based on understanding, measuring, and controlling the credit risk inherent in the loan portfolio.  The Company's loan portfolio is subject to varying degrees of credit risk.  These risks entail both general risks, which are inherent in the lending process, and risks specific to individual borrowers.  The Company's credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  The loan portfolio segment balances are presented in the following table:

	June 30,	December 31,
	2013	2012
Commercial & Industrial	$49,324,931	$20,601,207
Commercial Real Estate	152,649,507	39,906,055
Residential Real Estate	65,437,017	22,229,445
Home Equity Line of Credit	38,473,622	10,284,221
Land	3,100,617	3,098,973
Construction	22,462,087	4,704,581
Consumer & Other	1,688,710	911,690
Total Loans	333,136,491	101,736,172
Less: Allowance for Loan Losses	(738,437)	(655,942)
Net Loans	$332,398,054	$101,080,230

            At June 30, 2013 and December 31, 2012, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,961,465 and $2,144,901, respectively.

Portfolio Segments:

The Company currently manages its credit products and the respective exposure to loan losses by the following specific portfolio segments, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan losses.  The Company considers each loan type to be a portfolio segment having unique risk characteristics.

Commercial & Industrial

Commercial & Industrial ("C&I") loans are made to provide funds for equipment and general corporate needs.  Repayment of these loans primarily uses the funds obtained from the operation of the borrower's business.  C&I loans also include lines of credit that are utilized to finance a borrower's short-term credit needs and/or to finance a percentage of eligible receivables or inventory.  Of primary concern in C&I lending is the borrower's creditworthiness and ability to successfully generate sufficient cash flow from their business to service the debt.

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involves investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At June 30, 2013 and December 31, 2012, Commercial Real Estate – Investor loans had a total balance of $102,581,800 and $25,125,750, respectively. At June 30, 2013 and December 31, 2012, Commercial Real Estate – Owner Occupied loans had a total balance of $50,067,707 and $14,780,305, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depends on the successful operation and management of the properties and the payment of rent by tenants.   At June 30, 2013 and December 31, 2012, Residential Real Estate

– Investor loans had a total balance of $26,857,002 and $15,124,645, respectively.  At June 30, 2013 and December 31, 2012, Residential Real Estate – Owner Occupied loans had a total balance of $38,580,015 and $7,104,800, respectively.

 Home Equity Line of Credit

Home Equity Lines of Credit ("HELOC") are a form of revolving credit in which a borrower's primary residence serves as collateral.  Borrowers use HELOCs primarily for education, home improvements, and other significant personal expenditures.  The borrower will be approved for a specific credit limit set at a percentage of their home's appraised value less the balance owed on the existing first mortgage.  Major risks in HELOC lending include the borrower's ability to service the existing first mortgage plus proposed HELOC, the Company's ability to pursue collection in a second lien position upon default, and overall risks in fluctuation in the value of the underlying collateral property

Land

Land loans are secured by underlying properties that usually consist of large tracts of undeveloped land that do not produce income.  These loans, which include land development loans, carry the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time.  As a result, land and land development loans carry the risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found.

Construction

Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and estimated costs of construction, as well as the property’s ability to attract and retain tenants.  Loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections.  If the Company is forced to foreclose on a building before or at completion due to a default, it may be unable to recover all of the unpaid balance of and accrued interest on the loan as well as related foreclosure and holding costs.

Consumer & Other

Consumer & Other loans include installment loans, personal lines of credit, and automobile loans.  Payment on these loans often depends on the borrower's creditworthiness and ability to generate sufficient cash flow to service the debt.

                   Allowance for Loan Losses

To control and monitor credit risk, management has an internal credit process in place to determine whether credit standards are maintained along with in-house loan administration accompanied by oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower's ability to service the debt as well as the assessment of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan losses to absorb estimated and probable losses inherent in the loan portfolio.

For purposes of calculating the allowance, the Company segregates its loan portfolio into portfolio segments based primarily on the type of supporting collateral.  The Commercial Real Estate and Residential Real Estate segments, which both exclude any collateral property currently under construction, are further disaggregated into Owner Occupied and Investor classes for each.  Further, all segments are also segregated as either purchased credit impaired loans, purchased loans not deemed impaired, troubled debt restructures, or new originations.

The analysis for determining the allowance is consistent with guidance set forth in GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired primarily including nonaccrual loans, troubled debt restructurings, and purchased credit impaired loans where cash flows have deteriorated from those forecasted as of the acquisition date.  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged-off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

The general reserve covers loans that are not classified as impaired and primarily includes purchased loans not deemed impaired and new loan originations.  The general reserve requirement is based on historical loss experience and several qualitative factors derived from economic and market conditions that have been determined to have an affect on the probability and magnitude of a loss.  Since the Bank does not have its own sufficient loss experience, management also references the historical net charge-off experience of peer groups to determine a reasonable range of reserve values, which is permissible per Bank policy.  The peer groups consist of competing Maryland-based financial institutions with established ranges in total asset size.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time that the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The qualitative analysis incorporates global environmental factors in the following trends: national and local economic metrics, portfolio risk ratings and composition, and concentrations in credit.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and six months ended June 30, 2013:

Three Months Ended June 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$121,759	$131,350	$188,151	$79,894	$6,400	$109,335	$5,837	$642,726
Charge-offs	-	-	(96,500)	-	-	-	-	(96,500)
Recoveries(1)	-	-	27,091	11,245	-	-	-	38,336
Provision	14,110	38,767	91,949	2,507	465	5,551	526	153,875
Ending balance	$135,869	$170,117	$210,691	$93,646	$6,865	$114,886	$6,363	$738,437

Six Months Ended June 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942
Charge-offs	-	-	(143,423)	-	-	-	-	(143,423)
Recoveries(1)	-	-	30,091	12,571	-	-	-	42,662
Provision	14,110	38,767	124,717	(880)	465	5,551	526	183,256
Ending balance	$135,869	$170,117	$210,691	$93,646	$6,865	$114,886	$6,363	$738,437

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of June 30, 2013:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment(2)	$-	$-	$208,437	$-	$-	$-	$-	$208,437

Ending balance: collectively evaluated for impairment	135,869	170,117	2,254	93,646	6,865	114,886	6,363	530,000
Totals	$135,869	$170,117	$210,691	$93,646	$6,865	$114,886	$6,363	$738,437

Loans:
Ending balance: individually evaluated for impairment(3)	$840,349	$58,949	$1,723,679	$483,296	$-	$100,923	$-	$3,207,196

Ending balance: collectively evaluated for impairment	45,234,725	124,286,938	60,559,912	37,481,665	1,489,178	17,796,145	1,688,710	288,537,273

Ending balance: loans acquired with deteriorated credit quality(4)	3,249,857	28,303,620	3,153,426	508,661	1,611,439	4,565,019	-	41,392,022
Totals	$49,324,931	$152,649,507	$65,437,017	$38,473,622	$3,100,617	$22,462,087	$1,688,710	$333,136,491

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes specific reserves of $208,437 for a troubled debt restructuring.
(3)	Includes loans acquired with deteriorated credit quality that have current period charge-offs or specific reserves.
(4)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and six months ended June 30, 2012.

Three Months Ended June 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$107,975	$96,855	$55,306	$515,370	$7,738	$38,877	$4,924	$827,045
Charge-offs	-	-	-	(419,903)	(29,004)	(67,236)	-	(516,143)
Recoveries(1)	5,000	-	-	-	-	-	-	5,000
Provision	(6,577)	(27)	(599)	174,308	28,661	45,793	110	241,669
Ending balance	$106,398	$96,828	$54,707	$269,775	$7,395	$17,434	$5,034	$557,571

Six Months Ended June 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$151,395	$88,361	$49,490	$446,911	$8,256	$75,473	$4,767	$824,653
Charge-offs	(101,128)	(1,796)	-	(419,903)	(33,431)	(132,448)	-	(688,706)
Recoveries(1)	30,000	-	-	-	-	-	-	30,000
Provision	26,131	10,263	5,217	242,767	32,570	74,409	267	391,624
Ending balance	$106,398	$96,828	$54,707	$269,775	$7,395	$17,434	$5,034	$557,571

            The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2012:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment(2)	$-	$-	$213,882	$2,060	$-	$-	$-	$215,942

Ending balance: collectively evaluated for impairment	121,759	131,350	(14,576)	79,895	6,400	109,335	5,837	440,000
Totals	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942

Loans:
Ending balance: individually evaluated for impairment(3)	$1,068,137	$-	$2,573,139	$557,570	$84,523	$-	$-	$4,283,369

Ending balance: collectively evaluated for impairment	18,519,535	36,622,790	17,315,860	9,726,651	2,242,320	4,704,581	911,690	90,043,427

Ending balance: loans acquired with deteriorated credit quality(4)	1,013,535	3,283,265	2,340,446	-	772,130	-	-	7,409,376
Totals	$20,601,207	$39,906,055	$22,229,445	$10,284,221	$3,098,973	$4,704,581	$911,690	$101,736,172

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes specific reserves of $213,882 for a troubled debt restructuring.
(3)	Includes loans acquired with deteriorated credit quality of $1,186,307 that have current period charge-offs or specific reserves.
(4)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs or specific reserves, as of June 30, 2013 and for the three and six months ended June 30, 2013:

	As of June 30, 2013			For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$840,349	$989,478	$-	$860,535	$26,284	$877,998	$52,811
Commercial Real Estate - Investor	58,949	58,949	-	59,328	629	59,710	1,258
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	360,762	360,762	-	367,490	-	374,495	2,982
Residential Real Estate - Owner Occupied	681,473	1,258,237	-	680,558	24,532	679,381	54,908
Home Equity Line of Credit	483,296	626,095	-	487,078	4,343	489,921	8,461
Land	-	-	-	-	-	-	-
Construction	100,923	891,947	-	96,598	24,555	92,723	46,508
Consumer & Other	-	21,287	-	-	400	-	792

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	681,444	769,630	208,437	682,603	8,396	681,633	16,570
Home Equity Line of Credit	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-	-
Total:	3,207,196	4,976,385	208,437	3,234,190	89,139	3,255,861	184,290

Commercial & Industrial	$840,349	$989,478	$-	$860,535	$26,284	$877,998	$52,811
Commercial Real Estate	58,949	58,949	-	59,328	629	59,710	1,258
Residential Real Estate	1,723,679	2,388,629	208,437	1,730,651	32,928	1,735,509	74,460
Home Equity Line of Credit	483,296	626,095	-	487,078	4,343	489,921	8,461
Land	-	-	-	-	-	-	-
Construction	100,923	891,947	-	96,598	24,555	92,723	46,508
Consumer & Other	-	21,287	-	-	400	-	792
	$3,207,196	$4,976,385	$208,437	$3,234,190	$89,139	$3,255,861	$184,290

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs or specific reserves, as of December 31, 2012 and for the three and six months ended June 30, 2012:

	As of December 31, 2012			For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$1,068,137	$1,257,975	$-	$1,136,483	$8,466	$942,717	$8,661
Commercial Real Estate - Investor	-	-	-			-	-
Commercial Real Estate - Owner Occupied	-	-	-	810,898	-	813,548	-
Residential Real Estate - Investor	1,155,813	1,284,054	-	1,118,141	65,186	1,131,137	77,048
Residential Real Estate - Owner Occupied	735,503	1,373,018	-	633,929	46,281	643,858	46,281
Home Equity Line of Credit	390,937	524,474	-	122,808	8,597	136,198	8,597
Land	84,523	922,056	-	513,102	107,637	521,405	107,637
Construction	-	-	-	-	-	-	-
Consumer & Other	-	22,079	-	-	265	-	265

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	681,823	786,580	213,882	56,533	-	57,090	-
Home Equity Line of Credit	166,633	195,101	2,060	408,127	-	410,747	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-	-
Total:	4,283,369	6,365,337	215,942	4,800,021	236,432	4,656,700	248,489

Commercial & Industrial	$1,068,137	$1,257,975	$-	$1,136,483	$8,466	$942,717	$8,661
Commercial Real Estate	-	-	-	810,898	-	813,548	-
Residential Real Estate	2,573,139	3,443,652	213,882	1,808,603	111,467	1,832,085	123,329
Home Equity Line of Credit	557,570	719,575	2,060	530,935	8,597	546,945	8,597
Land	84,523	922,056	-	513,102	107,637	521,405	107,637
Construction	-	-	-	-	-	-	-
Consumer & Other	-	22,079	-	-	265	-	265
	$4,283,369	$6,365,337	$215,942	$4,800,021	$236,432	$4,656,700	$248,489

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

In addition to monitoring the performance status of the loan portfolio, the Company utilizes a risk rating scale (1-8) to evaluate loan asset quality for all loans.  Loans that are rated 1-4 are classified as pass credits.  Loans rated a 5 (Watch) are pass credits, but are loans that have been identified that warrant additional attention and monitoring.  Loans that are risk rated 5 or higher are placed on the Company's monthly watch list.  For the pass rated loans, management believes there is a low risk of loss related to these loans and as necessary, credit may be strengthened through improved borrower performance and/or additional collateral.  Loans rated a 6 (Special Mention) or higher are considered criticized loans and represent an increased level of credit risk and are placed into these three categories:

6 (Special Mention) - Borrowers exhibit potential credit weaknesses or downward trends that may weaken the credit position if uncorrected.  The borrowers are considered marginally acceptable without potential for loss of principal or interest.

7 (Substandard) - Borrowers have well defined weaknesses or characteristics that present the possibility that the Company will sustain some loss if the deficiencies are not corrected.

8 (Doubtful) - Borrowers classified as doubtful have the same weaknesses found in substandard borrowers; however, these weaknesses indicate that the collection of debt in full (principal and interest), based on current conditions, is highly questionable and improbable.

In the normal course of loan portfolio management, relationship managers are responsible for continuous assessment of credit risk arising from the individual borrowers within their portfolio and assigning appropriate risk ratings.  Credit Administration is responsible for ensuring the integrity and operation of the risk rating system and maintenance of the watch list.  The Officer's Loan Committee meets monthly to discuss and monitor problem credits and internal risk rating downgrades that result in updates to the watch list.

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of June 30, 2013.

	June 30, 2013
	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$46,873,740	$1,236,514	$951,053	$263,624	$49,324,931
Commercial Real Estate - Investor	89,947,687	5,295,099	7,334,438	4,576	102,581,800
Commercial Real Estate - Owner Occupied	39,543,769	4,821,420	5,702,518	-	50,067,707
Residential Real Estate - Investor	26,339,420	-	517,582	-	26,857,002
Residential Real Estate - Owner Occupied	34,432,878	76,501	4,070,636	-	38,580,015
Home Equity Line of Credit	37,233,309	387,238	853,075	-	38,473,622
Land	2,833,948	-	266,669	-	3,100,617
Construction	17,704,771	3,365,434	1,391,882	-	22,462,087
Consumer & Other	1,688,710	-	-	-	1,688,710
Total	$296,598,232	$15,182,206	$21,087,853	$268,200	$333,136,491

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of December 31, 2012.

	December 31, 2012
	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$19,730,587	$413,042	$457,578	$-	$20,601,207
Commercial Real Estate - Investor	24,194,162	517,545	414,043	-	25,125,750
Commercial Real Estate - Owner Occupied	12,836,793	905,329	1,038,183	-	14,780,305
Residential Real Estate - Investor	13,697,795	-	1,426,850	-	15,124,645
Residential Real Estate - Owner Occupied	4,303,223	140,847	2,660,730	-	7,104,800
Home Equity Line of Credit	9,706,937	-	577,284	-	10,284,221
Land	2,728,263	-	370,710	-	3,098,973
Construction	4,704,581	-	-	-	4,704,581
Consumer & Other	911,690	-	-	-	911,690
Total	$92,814,031	$1,976,763	$6,945,378	$-	$101,736,172

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2013.  Purchased credit impaired loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$300,000	$-	$-	$300,000	$45,428,172	$346,902	$46,075,074
Commercial Real Estate - Investor	-	-	-	-	82,528,124	211,417	82,739,541
Commercial Real Estate - Owner Occupied	-	-	-	-	41,425,941	180,405	41,606,346
Residential Real Estate - Investor	-	631,208	-	631,208	24,917,414	360,763	25,909,385
Residential Real Estate - Owner Occupied	574,018	-	-	574,018	35,307,344	492,844	36,374,206
Home Equity Line of Credit	353,476	96,037	-	449,513	36,974,390	541,058	37,964,961
Land	-	-	-	-	1,489,178	-	1,489,178
Construction	310,205	-	-	310,205	17,586,863	-	17,897,068
Consumer & Other	-	-	-	-	1,687,710	1,000	1,688,710
Total	$1,537,699	$727,245	$-	$2,264,944	$287,345,136	$2,134,389	$291,744,469

Purchased credit impaired loans							41,392,022
Total Loans							$333,136,491

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2012.  Purchased credit impaired loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$-	$-	$-	$-	$19,220,670	$367,002	$19,587,672
Commercial Real Estate - Investor	-	-	-	-	24,754,227	-	24,754,227
Commercial Real Estate - Owner Occupied	-	-	-	-	11,868,563	-	11,868,563
Residential Real Estate - Investor	-	-	460,354	460,354	12,947,404	190,975	13,598,733
Residential Real Estate - Owner Occupied	-	-	-	-	4,881,732	222,227	5,103,959
Home Equity Line of Credit	-	23,304	-	23,304	9,741,869	519,048	10,284,221
Land	-	-	-	-	2,326,843	-	2,326,843
Construction	-	-	-	-	4,704,581	-	4,704,581
Consumer & Other	-	-	-	-	911,690	-	911,690
Total	$-	$23,304	$460,354	$483,658	$91,357,579	$1,299,252	$93,140,489

Purchased credit impaired loans							8,595,683
Total Loans							$101,736,172

Troubled Debt Restructurings

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in the normal course of business.  A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest.  If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Company will make the necessary disclosures related to the TDR.  In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty.  This type of modification is not considered to be a TDR.  Once a loan has been modified and is considered a TDR, it is reported as an impaired loan.  All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation.  A specific allowance for TDR loans is established when the discounted cash flows, collateral value or observable market price, whichever is appropriate, of the TDR is lower than the carrying value.  If a loan deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be nonperforming; however, it will generally continue to be reported as impaired, but may be returned to accrual status.  A TDR is deemed in default of its modified terms once a contractual payment is 30 or more days past due.

For the three months ended June 30, 2013, there were no loans modified as TDRs.  For the three months ended June 30, 2012, the total pre-modification and post-modification outstanding recorded investments for loans modified as TDRs were $228,042 and $234,510, respectively.  These modifications consisted of a C&I TDR loan with a pre-modification and post-modification outstanding recorded investment of $55,488 and $61,956, respectively and a HELOC TDR loan with a pre-modification and post-modification outstanding recorded investment of $172,554.

            The following table illustrates the pre-modification and post-modification outstanding recorded investments for loans modified as TDRs for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	1	$160,885	$160,885	3	$598,849	$605,317
Commercial Real Estate - Investor	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	2	769,782	769,782	-	-	-
Home Equity Line of Credit	-	-	-	3	320,591	320,591
Land	-	-	-	1	288,882	288,882
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	3	$930,667	$930,667	7	$1,208,322	$1,214,790

For the six months ended June 30, 2013, the restructuring of the C&I loan included an extension of the loan maturity date at an interest rate lower than the current rate for new debt with similar risk.  This loan was on nonaccrual status at June 30, 2013.  For the restructurings of the two Residential Real Estate loans, the bank does not expect to collect all contractual amounts due for each.  Modifications for these TDRs included an extension of loan maturity date and reduced payments per executed forbearance agreements, which are each expected to result in concessions to the borrower.  A specific reserve of $208,437 has been established for the larger of these two TDRs, which had an investment balance of $681,444 at June 30, 2013 and was accruing interest.  The remaining Residential Real Estate TDR was on nonaccrual status at June 30, 2013.

For the six months ended June 30, 2012, the restructurings of the C&I loans included a consolidation of multiple related notes into a new loan, which accounted for $435,879 of the total post-modification C&I recorded investment.  This C&I modification was at an interest rate lower than the current rate for new debt with similar risks in an effort to accommodate the borrower's cash flow difficulties, and was an accruing loan at June 30, 2013.  The restructurings of the HELOC loans resulted in interest rate concessions and changes in payment terms from interest only to monthly principal and interest payments, to allow more manageable debt service by the borrower.  Two of these three HELOC TDR loans were on nonaccrual status at June 30, 2013.  The Land loan restructuring involved an extension of the loan maturity date at an interest rate lower than the current rate for new debt with similar risk.  This Land loan was subsequently combined as part of a C&I split note TDR in September 2012 and was an accruing loan at June 30, 2013.

            During the six months ended June 30, 2013, two TDRs with the same borrower having a total carrying value of $255,388 were paid from proceeds from the sale of collateral property resulting in accretion interest recognized upon resolution of $94,453.

During the six months ended June 30, 2013, none of the loans modified as TDRs during the previous twelve months defaulted on their modified terms  At June 30, 2013 and December 31, 2012, the Bank had $2,997,300 and $2,477,140 in loans identified as TDRs, respectively, of which $965,708 and $682,919 were on nonaccrual status, respectively.

NOTE 6 – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit-impaired loans are initially measured at fair value, which considers estimated future loan losses expected to be incurred over the life of the loan.  Accordingly, an allowance for loan losses related to these loans was not carried over and recorded at the acquisition date.  The Company monitors actual loan cash flows to determine any improvement or deterioration from those forecasted as of the acquisition date.

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 5 – Loans and Allowances for Loan Losses.

	June 30, 2013	December 31, 2012
Commercial & Industrial	$3,249,857	$1,013,535
Commercial Real Estate	28,303,620	3,283,265
Residential Real Estate	3,153,426	3,526,753
Home Equity Line of Credit	508,661	-
Land	1,611,439	772,130
Construction	4,565,019	-
Total Loans	$41,392,022	$8,595,683

The contractual amount outstanding for these loans totaled $53,199,090 and $11,727,190 as of June 30, 2013 and December 31, 2012, respectively.

The following table reflects activity in the accretable yield for these loans for the three and six months ended June 30, 2013 and 2012.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$825,478	$1,962,232	$1,049,653	$2,658,062
Acquired through Merger	2,788,895	-	2,788,895	-
Reclassification from nonaccretable difference	204,753	317,793	379,510	904,527
Accretion into interest income	(870,158)	(972,665)	(1,228,827)	(2,156,219)
Disposals	-	(116,955)	(40,263)	(215,965)
Balance at end of period	$2,948,968	$1,190,405	$2,948,968	$1,190,405

The following table reflects activity in the allowance for these loans for the three and six months ended June 30, 2013 and 2012.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$-	$56,287	$213,882	$66,201
Reclassification to TDR	-	-	(213,882)	-
Charge-offs	-	(96,240)	(4,000)	(96,240)
Recoveries	12,387	-	16,713	-
Provision for loan losses	(12,387)	122,937	(12,713)	113,023
Balance at end of period	$-	$82,984	$-	$82,984

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

            The following reflects activity in real estate acquired through foreclosure for the three months and six months ended June 30:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$1,376,108	$1,326,015	$1,151,256	$1,504,101
Acquired through Merger	908,718	-	908,718	-
New transfers from loans	-	222,256	508,352	540,756
Sales	(772,007)	(723,457)	(1,055,507)	(1,185,776)
Write-downs	(38,700)	(23,298)	(38,700)	(57,566)
Balance at end of period	$1,474,119	$801,515	$1,474,119	$801,515

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at June 30, 2013 consist of an asset recorded in 2010 and an asset recorded as a result of the Merger with remaining weighted average amortization of approximately 2.5 years and 8.6 years, respectively.  The following table presents the changes in the net book value of core deposit intangible assets for the six months ended June 30, 2013 and 2012:

	2013		2012
Balance at beginning of period	$173,815	$	$ 265,296
Additions	4,611,362		-
Amortization expense	(180,930)		(55,270)
Balance, June 30	$4,604,247	$	$ 210,026

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Gross carrying amount	$5,100,648	$489,286
Accumulated amortization	(496,401)	(315,471)
Net carrying amount	$4,604,247	$173,815

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at June 30, 2013:

Periods ending December 31:
2013	$ 665,881
2014	918,538
2015	725,863
2016	559,290
2017	411,253
Subsequent years	1,323,422
Total	$ 4,604,247

NOTE 9 – STOCK-BASED COMPENSATION

The Jefferson Bancorp, Inc. 2010 Stock Option Plan (the “Jefferson Plan”) was approved by the Jefferson Board of Directors in September 2010 and received regulatory approvals in June 2011.  The Jefferson Plan provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code and non-qualified stock options (collectively “Awards”).  Awards were available for grant to officers, employees and non-employee directors, independent consultants and contractors of Jefferson and its affiliates, including the Bank.

            The Jefferson Plan authorized the issuance of up to 260,000 shares of common stock and had a term of ten years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a ten year term..   A total of 218,000 options were outstanding at the date of the Merger.  As a result of the Merger, the Jefferson Plan is now administered by the Carrollton Bancorp Board of Directors.

            The Carrollton Bancorp 2007 Equity Plan (the “Carrollton Plan” and, together with the Jefferson Plan, the “Plans”) was approved at the annual stockholders’ meeting of pre-Merger Carrollton Bancorp in May 2007.  Under the Carrollton Plan, 500,000 shares of common stock were reserved for issuance.  A total of 52,060 options were outstanding as of the date of the Merger.  All grants after the date of the Merger were made under the Carrollton Plan.

The following table summarizes changes in the Company's stock options outstanding for the six months ended June 30, 2013:

	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2012	218,000	$10.19	123,300	7.70 years
As adjusted for conversion from Jefferson common shares to Carrollton common shares	484,332	4.58	273,936
Options retained through Merger	52,060	15.36	52,060
Granted	110,000	5.41	-
Vested	-	5.04	13,333
Exercised	(6,000)	4.50	(6,000)
Cancelled	(3,150)	14.50	(3,150)
Outstanding, June 30, 2013	637,242	$5.56	330,179	7.33 years

For the three months ended June 30, 2013 and 2012, stock-based compensation expense applicable to the Plans was $88,432 and $65,835, respectively. For the six months ended June 30, 2013 and 2012, stock-based compensation expense applicable to the Plans was $153,550 and $150,495, respectively. Unrecognized stock-based compensation expense attributable to nonvested options was $506,397 at June 30, 2013.  This amount is expected to be recognized over a remaining weighted average period of approximately 2.2 years.

            Restricted Stock Awards

            On June 26, 2013, the Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of restricted stock having a fair market value of $10,000 that will vest one year after the date of the grant.  A total of 15,656 restricted common shares were granted to the eight eligible directors on that date.  The total unrecognized compensation expense attributable to the restricted common shares was $80,000 at June 30, 2013.

NOTE 10 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) was acquired through the Merger.  All benefit accruals for existing employees were frozen and no new participants were eligible for benefits under the Pension Plan after December 31, 2004.  No net periodic pension costs were recorded and no contributions were made by the Company to the Pension Plan during the three and six months ended June 30, 2013.

NOTE 11 – INCOME TAXES

            The components of the net deferred tax asset were as follows:

	June 30, 2013	December 31, 2012
Deferred Tax Assets
Loan fair value discount	$4,033,638	$-
Interest bearing deposits fair value premium	1,744,134	-
Investment impairment losses	1,597,864	-
Accrued retirement benefits	1,014,728	-
Real estate acquired through foreclosure	828,214	148,757
Unrealized losses on available for sale securities	528,612	-
Allowance for loan losses	291,313	258,736
Deferred compensation plan	227,089	-
Real estate acquired through foreclosure fair value discount	157,780	-
Non-qualified stock option expense	77,949	77,949
Nonaccrual interest on loans	35,662	-
Expensed start up costs	16,084	16,319
Depreciation	-	10,877
Valuation allowance for capital losses	(73,437)	-
Total deferred tax asset	$10,479,630	$512,638

Deferred Tax Liabilities:
Core deposit intangible	1,818,952	68,561
Depreciation	223,973	-
Premises and equipment fair value premium	113,548	-
Deferred loan origination costs	50,655	-
Discount accretion	5,265	-
Unrealized gains on available for sale securities	-	169456
Valuations of real estate acquired through foreclosure	-	32,359
Other	-	3,073
Total deferred tax liabilities	$2,212,393	$273,449
Net Deferred Tax Asset	$8,267,237	$239,189

            The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statutory federal income tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Bargain purchase gain	-26.5%	-	-26.5%	-
Other non-taxable income	-0.7%	-	-0.8%	-
State income taxes, net of federal income tax benefit	5.4%	5.4%	5.4%	5.4%
Nondeductible expenses	0.9%	-	2.3%	6.0%
Other	-	-2.7%	-	-
Effective income tax rate	13.1%	36.7%	14.4%	45.4%

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include loan commitments, unused lines of credit and standby letters of credit.  The Company uses these financial instruments to meet the financing needs of its customers.  Financial instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying consolidated financial statements.

Outstanding loan commitments and lines and letters of credit were as follows:

	June 30, 2013	December 31, 2012

Loan commitments	$8,748,813	$3,367,392
Unused lines of credit	77,052,609	16,782,690
Standby letters of credit	1,610,607	954,194

Loan commitments and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The Company generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments.  The collateral requirement is based on management's credit evaluation of the counter party.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Each customer's credit-worthiness is evaluated on a case-by-case basis.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In the ordinary course of business, the Company has various outstanding contingent liabilities that are not reflected in the accompanying consolidated financial statements.  In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.

NOTE 13 – FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

The Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets and liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  The valuation may be based on quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Company in estimating fair value measurements for financial instruments:

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis.  The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the period ended June 30, 2013.

Loans held for sale

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted pricing exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, including the current interest rate of similar loans.

Loans and Real Estate Acquired Through Foreclosure

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and, if appropriate, a specific allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables.  Impairment is estimated using one of several methods, including the discounted cash flows, collateral value, or observable market price.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.

The value of real estate acquired through foreclosure is determined at the time of foreclosure and generally is based on fair value (as determined by third party real estate appraisals) less the estimated cost of disposal.  Also at the time of foreclosure, the excess (if any) of the carrying value of the underlying loan receivable over the fair value less the estimated cost of disposal, is charged-off against the allowance for loan losses before transferring the remaining balance from loan receivable into real estate acquired through foreclosure.

In accordance with FASB’s guidance, impaired loans where an allowance is established based on the fair value of collateral and real estate acquired through foreclosure require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company measures and records the loan or real estate acquired through foreclosure as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company measures and records the loan or real estate acquired through foreclosure as nonrecurring Level 3.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  Impaired loans and real estate acquired through foreclosure are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

            Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2013
U.S. government agency	$380,488	-	$380,488	$-
Residential mortgage-backed securities	18,880,738	-	18,880,738	-
State and municipal	6,979,365	-	6,979,365	-
Equity securities	72,134	72,134	-	-
	$26,312,725	$72,134	$26,240,591	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Residential mortgage-backed securities	$9,716,626	$-	$9,716,626	$-
	$9,716,626	$-	$9,716,626	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

The following table includes the assets measured at fair value on a nonrecurring basis as of June 30, 2013:

	June 30, 2013
	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Loans held for sale	$41,789,244	$-	$41,789,244	$-
Impaired loans	681,444	-	-	681,444
Real estate acquired through foreclosure	1,474,119	-	-	1,474,119

The following table includes the assets measured at fair value on a nonrecurring basis as of December 31, 2012.

	December 31, 2012
	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$631,483	$-	$-	$631,483
Real estate acquired through foreclosure	1,151,256	-	-	1,151,256

The Company discloses fair value information about financial instruments, for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheets.  Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

Quoted market prices, where available, are shown as estimates of fair market values.  Because no quoted market prices are available for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on the amount and timing of estimated future cash flows and using market discount rates.

Present value techniques used in estimating the fair value of many of the Company's financial instruments are significantly affected by the assumptions used.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate cash settlement of the instrument.  Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities and should not be considered an indication of the fair value of the Company.

The following disclosure of estimated fair values of the Company's financial instruments at June 30, 2013 and December 31, 2012 is made in accordance with the requirements of ASC Topic 820:

		June 30, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value

Financial assets:
Cash and cash equivalents	Level 1	$37,661,876	$37,661,876	$19,684,829	$19,684,829
Investment securities available for sale (debt)	Level 2	26,240,591	26,240,591	9,716,626	9,716,626
Investment securities available for sale (equity)	Level 1	72,134	72,134	-	-
Restricted equity securities	Level 2	1,009,695	1,009,695	259,800	259,800
Loans held for sale	Level 2	41,789,244	41,789,244	-	-
Loans, net of allowance	Level 3	332,398,054	333,125,000	101,080,230	102,085,888
Bank owned life insurance	Level 2	5,289,663	5,289,663	-	-
Accrued interest receivable	Level 2	1,358,070	1,358,070	330,639	330,639

Financial liabilities:
Deposits	Level 3	410,300,602	410,477,000	100,672,130	100,923,598
Accrued interest payable	Level 2	70,865	70,865	54,429	54,429

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, federal funds sold and overnight investments.  The carrying amount approximated the fair value.

Investment Securities.  The fair value of debt securities is based upon quoted prices for similar assets or externally developed models that use significant observable inputs.  The fair value of equity securities is based on quoted market prices.

Restricted equity securities.  Since these stocks are restricted as to marketability, the carrying value approximated fair value.

Loans held for sale.  The carrying amount approximated the fair value.

Loans.  The fair value for variable-rate loans that reprice frequently and with no significant change in credit risk was assumed to approximate the carrying value.  The fair value for fixed rate loans was estimated by computing the discounted value of estimated cash flows, adjusted for probable credit losses, for pools of loans having similar characteristics. The discount rate was based upon the current market rate for a similar loan.  Nonperforming loans have an assumed interest rate of 0%.

Bank owned life insurance. The carrying amount approximated the fair value.

Accrued interest receivable and payable. The carrying amount approximated the fair value of accrued interest, considering the short-term nature of the instrument and its expected collection.

Deposit liabilities.  The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.  The fair value of time deposits was based upon the discounted value of contractual cash flows at current rates for deposits of similar remaining maturity.

Off-balance sheet instruments.  The Company charges fees for commitments to extend credit.  Interest rates on loans, for which these commitments are extended, are normally committed for periods of less than one month.  Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Carrollton Bancorp (“Carrollton”) was formed on January 11, 1990 and is a Maryland chartered savings and loan holding company.  On April 19, 2013, Carrollton completed its previously announced merger with Jefferson Bancorp, Inc. (“Jefferson”), with Carrollton as the surviving corporation (the “Merger”).  The Merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, Jefferson is deemed to have acquired Carrollton in the Merger even though Carrollton was the legal successor in the Merger, and the historical financial statements of Jefferson have become Carrollton’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Merger are those of Jefferson, and the historical consolidated financial statements after the Merger include the assets and liabilities of Jefferson and Carrollton, historical operations of Jefferson and Carrollton and operations of the combined corporation from April l9, 2013.

As part of the Merger, Carrollton’s bank subsidiary, Carrollton Bank, merged with and into Jefferson’s bank subsidiary, Bay Bank, FSB (the “Bank”), with Bay Bank, FSB as the surviving bank.  The Bank is a federal savings bank ( “FSB”) that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its automated teller machines.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank considers its core market area to be the Baltimore metropolitan area.

As used in the remainder of this report, the term “Company” refers to Carrollton Bancorp and, unless the context clearly requires otherwise, its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, the Company’s plans, strategies; objectives and intentions and the anticipated results thereof; the impact of the recent merger; the impact of regulations on the Company’s business; its potential  exposures to various types of market risks, such as interest rate risk and credit risk; anticipated funding of commitments to extend credit and unused lines of credit; potential losses from off-balance sheet arrangements, taking advantage of opportunities emerging as the business environment clarifies and improves increased loan demand in the future; the recovery of fair value of available-for-sale securities; the allowance for loan losses; liquidity sources and the impact of the outcome of pending legal proceedings are forward-looking.  These forward-looking statements are based on the Company’s current intentions, beliefs, and expectations.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things:

•	unexpected changes or further deterioration in the housing market or in general economic conditions in the Company’s market area, or a slowing economic recovery;
•	unexpected changes in market interest rates or monetary policy;
•	the impact of new governmental regulations that might require changes in the Company’s business model;
•	changes in laws, regulations, policies and guidelines impacting the Company’s ability to collect on outstanding loans or otherwise negatively impacting its business;
•	higher than anticipated loan losses or the insufficiency of the allowance for credit losses;
•	changes in consumer confidence, spending and savings habits relative to the services we provide;
•	continued relationships with major customers;
•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect the Company’s profitability;
•	the ability to continue to grow the Company’s business internally and through acquisition and successful integration of bank entities while controlling its costs;
•

changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect the Company specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); and

•	the Company’s inability to successfully integrate the businesses of Jefferson and Carrollton Bank with those of Carrollton and the Bank.

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

BUSINESS AND OVERVIEW

Carrollton is a savings and loan holding company headquartered in Lutherville, Maryland, with one wholly-owned subsidiary, Bay Bank, FSB.  The Bank has five subsidiaries: Bay Financial Services, Inc. (“BFS”), Carrollton Community Development Corporation (“CCDC”), and three limited liability company subsidiaries.

The Bank is focused on providing superior financial and customer service to small and medium-sized commercial and retail businesses, owners of these businesses and their employees, to business professionals and to high net worth individuals located in the central Maryland region, through its network of twelve branch locations.  The Bank attracts deposit customers from the general public and uses such funds, together with other borrowed funds, to make loans.  The Company’s results of operations are primarily determined by the difference between interest income earned on its interest-earning assets, primarily interest and fee income on loans, and interest paid on its interest-bearing liabilities, including deposits and borrowings.

The Bank’s mortgage division is in the business of originating residential mortgage loans and then selling them to investors.  The mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market.  Mortgage-banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.  Loans originated by the mortgage division are generally sold into the secondary market but may be considered for retention by the Bank as part of the Company’s balance sheet strategy.

BFS provides brokerage services and a variety of financial planning and investment options to customers through INVEST Financial Corp. (“INVEST”) pursuant to a service agreement with INVEST and recognizes commission income as these services are provided.  The investment options BFS offers through this arrangement include mutual funds, U.S. government bonds, tax-free municipals, individual retirement account rollovers, long-term care, and health care insurance services. INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (the “SEC”), a member of Securities Investor Protection Corporation (“SIPC”), and licensed with state insurance agencies in all 50 states.  BFS refers clients to an INVEST representative for investment counseling prior to purchase of securities.

The three limited liability companies manage and dispose of real estate acquired through foreclosure.

CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland.  The Company coordinates its efforts to identify opportunities with a local non-profit ministry whose mission and vision is to eliminate poverty housing in the region by building decent houses for affordable homeownership throughout the Baltimore metropolitan region. CCDC generates revenue through the origination of loans for the purchase of these homes.

     The Company reported net income of $3.8 million and $3.9 million for the three and six months ended June 30, 2013, respectively, compared to a net loss of $(0.1 million) and net income of $0.3 million for the three and six months ended June 30, 2012, respectively.  The increases in net income were primarily the result of the bargain purchase gain attributable to the Merger; therefore, net income for the 2013 periods is not comparable to prior year periods included in this report.

The Merger has strengthened the Company’s market position geographically, enhanced its retail delivery channel, allowed the Company to provide extraordinary customer service while delivering a fuller range of services and products, lessened the Company’s dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, electronic banking division and a brokerage services subsidiary.

Return on average assets and return on average equity are key measures of the Company’s performance.  Return on average assets, the quotient of net income (loss) divided by average total assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three and six months ended June 30, 2013 was 3.97% and 2.88% respectively.  Return on average equity, the quotient of net income (loss) divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the three and six months ended June 30, 2013 was 29.69% and 18.77%, respectively.

Noninterest Income

Noninterest income for the three months ended June 30, 2013 was $7.5 million compared to ($34,556) for the same period in 2012, representing an increase of $7.5 million.  The increase in noninterest income was the result of the Merger.  The primary Merger-related drivers of noninterest income for the three months ended June 30, 2013  include  a bargain purchase gain totaling $5.4 million and two new operating divisions acquired in the Merger (i.e., mortgage-banking fees and gains totaled $1.0 million and electronic banking fees totaled $0.7 million).

Noninterest income for the six months ended June 30, 2013 was $7.5 million compared to $0.2 million for the same period in 2012, representing an increase of $7.3 million.  The increase in noninterest income was the result of the Merger.  The primary Merger-related drivers of noninterest income for the six months ended June 30, 2013 include  a bargain purchase gain totaling $5.4 million and two new operating divisions acquired in the Merger (i.e., mortgage-banking fees and gains of $1.0 million and electronic banking fees totaled $0.7 million).

Noninterest Expense

            The increase in noninterest expense for the three months and six months ended June 30, 2013 compared to the same periods in 2012 was the result of the Merger.  On that date, the number of personnel increased from 36 to 172 and the number of branches increased from two to 12.

Noninterest expense for the three months ended June 30, 2013 was $7.5 million compared to $2.1 million for the same period in 2012, representing an increase of $5.4 million.  The primary contributors to the increase in noninterest expense for the three months ended June 30, 2013 were increases in salaries and employee benefits of $2.2 million, Merger-related expenses of $1.2 million, and occupancy and equipment expenses of $0.7 million.

Noninterest expense for the six months ended June 30, 2013 was $9.4 million compared to $4.1 million for the same period in 2012, representing an increase of $5.3 million.  The primary contributors to the increase in noninterest expense for the six months ended June 30, 2013 were increases in salaries and employee benefits of $2.1 million, Merger-related expenses of $1.3 million, and occupancy and equipment expenses of $0.7 million.

Income Taxes

The provision for income taxes totaled $0.6 million, or an effective tax rate of 13.1% for the three months ended June 30, 2013 compared to $0.07 million, or an effective tax rate of 36.7%, for the same period in 2012. For the six months ended June 30, 2013, the provision for income taxes totaled $0.7 million, or an effective tax rate of 14.5%, compared to $0.2 million, or an effective tax rate of 45.4%, for the same period in 2012. The decrease in the 2013 effective tax rate compared to that for 2012 is the result of the following:

•	In 2013, the bargain purchase gain resulting from the Merger is not included in taxable income resulting in a lower effective tax rate; and

•

In 2012, there were more acquisition costs incurred compared to 2013 that were nondeductible for tax purposes; therefore, the Company’s taxable income is not reduced for these costs,  resulting in a higher effective tax rate.

Unless there are any significant unusual transactions or changes in tax law, the Company’s effective tax rate is likely to return to a rate closer to the combined statutory rate of 40% for the year 2014.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All intercompany transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform  the previous years’ financial statements to the current year’s presentation.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented.  Therefore, actual results could differ from these estimates.  The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain.  When applying accounting policies in areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets.  The most critical accounting policies applied relate to treatment of the allowance for loan losses, accounting for acquired loans, and valuation of the securities portfolio.

The allowance for loan losses involves a higher degree of judgment and complexity than other significant accounting policies.  The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by the Company to be sufficient to absorb estimated probable loan losses.  The Company’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired and purchased credit impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from the Company’s estimates, an additional provision for loan losses may be required that would adversely impact earnings in future periods. See the section of this document titled, “Allowance for Loan Losses and Credit Risk Management.”

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired loans are initially measured at fair value, which considers estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance for loan losses related to these loans was not carried over and recorded at the acquisition date.  The Company monitors actual loan cash flows to determine any improvement or deterioration from those forecasted as of the acquisition date.  Acquired loans with specific credit deterioration are accounted for by the Company in accordance with FASB Accounting Standards Codification 310-30.  Certain acquired loans, those for which specific credit related deterioration subsequent to origination is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected.  Income recognition on purchased credit impaired loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.

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

Other significant accounting policies are presented in Note 1 in the accompanying financial statements.  The Company’s “Summary of Significant Accounting Policies” has not substantively changed any aspect of its overall approach in the application of the foregoing policies.

FINANCIAL CONDITION

Investment Securities

The Company’s investment policy authorizes management to invest in a traditional securities portfolio in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment portfolio consists of securities available for sale.  Securities available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

The investment portfolio consists primarily of U.S. Government agency securities, residential mortgage-backed securities, and state and municipal obligations.  The income from state and municipal obligations is exempt from federal income tax.  Certain agency securities are exempt from state income taxes.  The Company uses the investment portfolio as a source of both liquidity and earnings.   Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk as well as look for opportunities to use liquidity from maturing investments to reduce the Company’s use of high cost certificates of deposit and borrowed funds.

Investment securities increased $16.6 million, or 171%, to $26.3 million at June 30, 2013, from $9.7 million at December 31, 2012.  This increase was the result of the Merger, which added $22.5 million of investment securities to the Company’s investment portfolio.  Offsetting decreases included sale of all trust preferred securities issued by banks, thrifts and insurance companies acquired in the Merger totaling $2.6 million, principal pay downs totaling $2.2 million, a decrease in market value of $0.6 million and the reclassification of a security from investment securities to restricted equity securities of $0.2 million.

Restricted Equity Securities

Restricted equity securities increased $0.7 million, or 289%, to $1.0 million at June 30, 2013, from $0.3 million at December 31, 2012.  This increase was the result of the Merger, which added $0.6 million of restricted equity securities and the reclassification of a security from investment securities.

Loans Held for Sale

Loans held for sale increased by $41.8 million from $0 at December 31, 2012 to $41.8 million at June 30, 2013.  The increase in loans held for sale was due to the Merger; specifically, the addition of the mortgage division business which was not part of the Company at December 31, 2012.  Generally, loans originated with the intention of being sold to a third party remain on the Company’s balance sheet for approximately 45 days, meaning that this figure is impacted by the number of loans originated in such period.

Loans

Gross loans, excluding loans held for sale, increased by $231.4 million from $101.7 million at December 31, 2012 to $333.1 million at June 30, 2013, due primarily to the Merger.

Loans are placed on nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Placing a loan on nonaccrual status means that the Company no longer accrues interest on such loan and reverses any interest previously accrued but not collected.  Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.  A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

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

At June 30, 2013, the Company had 23 impaired loans totaling $3.2 million.  Of this amount, 15 impaired loans totaling $1.2 million have been classified as nonaccrual loans.  As of June 30, 2013, troubled debt restructurings included in impaired loans totaled $3.0 million, 10 loans of which were included in nonaccrual loans having a total balance of $965,708.  All other restructured notes are paying in accordance with the terms of the agreement and have been placed on accrual status after a period of performance with the restructured terms.  The remaining impaired loans consisted of loans acquired without evidence of deteriorated credit quality having a total balance of $209,896, five of which were classified as nonaccrual.  Purchased credit impaired loans are excluded from this impaired loans total.  The valuation allowance for impaired loans was $208,437 as of June 30, 2013.

The following table provides information concerning nonperforming assets and past due loans at the dates indicated:

	June 30, 2013	December 31, 2012
Nonaccrual loans	$2,134,389	$1,299,252
Restructured loans excluding those in nonaccrual	2,031,592	1,794,220
Real estate acquired through foreclosure	1,474,119	1,151,256
Total non-performing assets	$5,640,100	$4,244,728

Accruing loans past-due 90 days or more	$-	$460,354

The level of nonperforming assets has increased primarily as a result of the Merger.  Nonperforming assets continue to have a negative impact on earnings as the economy is showing only some improvement.  Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.  The continued success in reducing nonperforming assets will ultimately be dependent on continued management diligence and improvement in the economy and the real estate market.

Allowance for Loan Losses and Credit Risk Management

Management valued the loan portfolio acquired by the Bank as part of the Merger with the assistance of an independent third party appraiser.  Based on the Bank’s review of the fair values of the acquired loans as presented in the appraisal report and overall assessment of the condition of the acquired loans since acquisition, an updated specific reserve or general reserve analysis was not deemed necessary on this acquired portfolio at June 30, 2013.  As such, the methodology and summary results of the allowance analysis described herein relate solely to the legacy pre-Merger Bay Bank loan balances at June 30, 2013.

            The allowance for loan losses is established to estimate losses that may occur on loans by recording a provision for loan losses charged to earnings.  The allowance is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historic experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Measured impairment and credit losses are charged against the allowance when management believes the loan or a  portion of the loan’s balance is not collectable.  Subsequent recoveries, if any, are credited to the allowance.

                    The allowance consists of specific and general components.  The specific component relates to individual loans that are classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement and primarily includes nonaccrual loans, troubled debt restructurings, and purchased credit impaired loans where cash flows have deteriorated from those forecast as of the acquisition date.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.  For impaired loans, any measured impairment is properly charged-off against the loan and allowance in the applicable reporting period.  The specific component may fluctuate from period to period if changes occur in the nature and volume of impaired loans.

                   The general component covers pools of similar loans, including purchased loans that did not have deteriorated credit quality and new loan originations, and is based upon historical loss experience and several qualitative factors.  These qualitative factors address various risk characteristics in the Bank’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time that the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The general component may fluctuate from period to period if changes occur in the mix of the Bank’s loan portfolio, economic conditions, or specific industry conditions.

A test of the adequacy of the allowance, using the methodology outlined above, is performed by management and reported to the Board of Directors on at least a quarterly basis.  The complex evaluations involved in such testing require significant estimates.  Management uses available data to establish the allowance at a prudent level, recognizing that the determination is inherently subjective, and that future adjustments may be necessary, depending upon many items including a change in economic conditions affecting specific borrowers, or in general economic conditions, and new information that becomes available.  However, there are no assurances that the allowance will be sufficient to absorb losses on nonperforming loans, or that the allowance will be sufficient to cover losses on nonperforming loans in the future.

The allowance for loan losses was $738,437 at June 30, 2013, compared to $655,942 at December 31, 2012.  The allowance as a percentage of total loans was 0.22% at June 30, 2013 and 0.64% at December 31, 2012.  The decrease in the reserve percentage was due primarily to the acquisition of loans as part of the Merger for which no reserves were established at June 30, 2013.  For legacy Bay Bank loans acquired without evidence of deteriorated credit quality, there was an unamortized discount of $1.3 million and $1.9 million at June 30, 2013 and December 31, 2012, respectively, which represented 4.3% and 5.1% of the related loan balances, which exceeded the indicated required reserves on this pool and thus no additional reserves were recorded.  During the three months ended June 30, 2013, the Company experienced net charge-offs of $58,164 compared to net charge-offs of $511,143 during the same period in 2012.  During the six months ended June 30, 2013, the Company experienced net charge-offs of $100,761 compared to net charge-offs of $658,706 during the same period in 2012.

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2013:

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013

Balance at beginning of period	$642,726	$655,942
Charge-offs	(96,500)	(143,423)
Recoveries	38,336	42,662
Provision for credit losses	153,875	183,256
Balance at end of period	$738,437	$738,437

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2012:

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012

Balance at beginning of period	$827,045	$824,853
Charge-offs	(516,143)	(688,706)
Recoveries	5,000	30,000
Provision for credit losses	241,669	391,624
Balance at end of period	$557,571	$557,771

Deposits

Total deposits increased by $309.6 million, or 308%, to $410.3 million at June 30, 2013, from $100.7 million at December 31, 2012.  Certificate of deposit accounts increased $106.5 million, or 209%, noninterest-bearing deposit accounts increased by $79.6 million, or 362%, Savings & NOW accounts increased $62.7 million, or 835%, and money market accounts increased by $60.7 million, or 303%, during the six months ended June 30, 2013.  These net increases were primarily attributable to the Merger, which added deposits of $318.3 million with $313.9 million of deposit balances and a market adjustment of $4.4 million to be amortized over the estimated lives of certificate deposits.  The Company also recorded a modest increase in noninterest bearing deposits of $4.0 million which was offset by decreases to certificate of deposit balances of $13.4 million.

The ratio of noninterest-bearing deposits to total deposits increased to 24.76% at June 30, 2013, from 21.86% at December 31, 2012.

Included in the Company’s certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network.  Through this deposit matching network and its certificate of deposit account registry service (“CDARS”), the Company obtained the ability to offer its customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network’s reciprocal deposit program.  The Company can also place deposits through this network without receiving matching deposits.  At June 30, 2013, the Company had $13.6 million in CDARS through the reciprocal deposit program compared to $0 million at December 31, 2012.  In addition, the Company had $478,151 of non-reciprocal deposits in the CDARS program as of June 30, 2013, and $228,055 as of December 31, 2012.

Borrowings

Borrowings acquired as a result of the Merger consisted of one fixed rate Federal Home Loan Bank (“FHLB”) advance of $170,000.  This advance, which carried a 4.33% interest rate, matured and was paid in full in June 2013.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables the Company to manage its assets and liabilities effectively.

At June 30, 2013, the Company’s total stockholders’ equity increased to $53.8 million from $31.8 million at December 31, 2012, primarily as a result of the Merger but also due to the $3.9 million in net earnings for the six months ended June 30, 2013.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  The minimum levels of Tier 1 and Total capital to risk-weighted assets are 4% and 8%, respectively, under the current regulations.

In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Office of the Comproller of the Currency (the “OCC”) require that savings and loan holding companies, like the Company and FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB, either due to a merger or otherwise.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).

The Company’s actual capital amounts and ratios as of June 30, 2013 are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
Dollars In Thousands	Actual		Adequacy Purpose		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital Ratio:
Consolidated	$51,245	13.77%	$29,765	8.00%	$37,206	N/A
Bank	$50,863	13.68%	$29,749	8.00%	$37,186	10.00%

Tier I Risk-Based Capital Ratio:
Consolidated	$50,507	13.57%	$14,882	4.00%	$22,323	N/A
Bank	$50,125	13.48%	$14,875	4.00%	$22,312	6.00%

Leverage Ratio:
Consolidated	$50,507	10.80%	$18,712	4.00%	$23,390	N/A
Bank	$50,125	10.72%	$18,701	4.00%	$23,376	5.00%

            The Company’s actual capital amounts and ratios as of December 31, 2012 are presented in the following table:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
Dollars In Thousands	Actual		Adequacy Purpose			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total Risk-Based Capital Ratio:
Consolidated	$32,046	29.48%	$8,696	8.00%	$	NA	NA
Bank	$30,128	27.76%	$8,681	8.00%		$10,852	10.00%

Tier I Risk-Based Capital Ratio:
Consolidated	$31,390	28.88%	$4,348	4.00%	$	NA	NA
Bank	$29,472	27.16%	$4,341	4.00%		$6,511	6.00%

Leverage Ratio:
Consolidated	$31,390	23.64%	$5,306	4.00%	$	NA	NA
Bank	$29,472	22.23%	$5,303	4.00%		$6,629	5.00%

The OCC is required to take certain supervisory actions against undercapitalized FSBs, the severity of which depends upon the FSB’s degree of capitalization.  Failure to maintain an appropriate level of capital could cause the OCC to take any one or more of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  Due to these restrictions and the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying a dividend for the foreseeable future. In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors and will depend, in part, on the Company’s earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period.

In July 2013, the Federal Reserve and the OCC, along with the other federal bank regulatory agencies, issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past-due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.   The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

Management is in the process of reviewing the new rule to determine the impact that it will have on the Company and the Bank.

RESULTS OF OPERATIONS

Net Interest Income

 Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company’s earnings.  Net interest income is a function of several factors, including the volume and mix of interest-earning assets and funding sources, as well as the relative level of market interest rates.  While management’s policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve also affect net interest income.

Net interest income increased by $2.4 million, or 105.9%, and $1.9 million, or 39.3%, for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012 due to the higher average balance of earning assets added by the Merger.  Net interest margin, which represents the annualized percentage of net interest income as compared to average interest earning assets, declined to 4.91% and 5.32% for the three and six months ended June 30, 2013, respectively, as compared to 7.45% and 7.88%, respectively, for the same periods in 2012.  The declines in the net interest margin when compared to prior year periods were due largely to the loans acquired in the Merger having lower yields than the legacy Bay Bank loan portfolio which benefited in 2012 from accelerated accretion on early loan resolutions.

Total interest income increased by $2.6 million, or 109.0%, and $2.1 million, or 41.4%, for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.  Interest and fee income on loans increased by $2.3 million, or 98.1%, for the three months ended June 30, 2013 and by $1.8 million, or 36.1%, for the six months ended June 30, 2013 when compared to the same periods in 2012.  Interest income on loans held for sale, investment securities and interest-bearing deposits in banks and federal funds sold increased by an aggregate of $321,555 and $314,777 for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.  The interest income increases for the 2013 periods were due primarily to the interest-earning assets acquired in the Merger.

Total interest expense increased by $219,914 for the three months ended June 30, 2013 and $217,911 for the six months ended June 30, 2013 when compared to the same periods in 2012.  The interest expense increases were due primarily to the interest-bearing deposits acquired in the Merger.  However, the total cost of funds decreased to 0.45% for the six months ended June 30, 2013 compared to 0.60% for the same period in 2012 primarily due to the additional noninterest-bearing deposit balances added by the Merger.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:
Interest bearing deposits with banks and federal funds sold	$36,584,914	$25,800	0.29%	$11,503,166	$5,288	0.18%
Investment securities available for sale	24,180,418	113,836	1.89%	12,055,955	56,842	1.89%
Restricted equity securities	746,491	4,492	2.41%	383,619	1,595	1.67%
Total cash and investments	61,511,823	144,128	0.94%	23,942,740	63,725	1.07%

Loans held for sale	28,002,801	241,153	3.44%	-	-	-
Loans, net
Commercial and industrial	41,244,306	707,587	6.88%	23,414,525	385,922	6.63%
Commercial real estate	141,441,514	2,246,699	6.37%	37,426,435	976,680	10.50%
Residential real estate	100,826,534	1,580,510	6.27%	34,577,882	906,759	10.55%
Consumer and other	2,058,156	26,935	5.25%	975,301	33,476	13.80%
Total loans, net	285,570,510	4,561,731	6.41%	96,394,143	2,302,837	9.61%
Total earning assets	375,085,134	$4,947,012	5.29%	120,336,883	$2,366,562	7.91%
Cash	5,423,119			332,786
Allowance for loan losses	(941,349)			(819,411)
Market valuation	537,637			444,714
Other assets	19,152,919			2,602,541
Total non-earning assets	24,172,326			2,560,630
Total assets	$399,257,460			$122,897,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings and NOW	$55,444,150	$21,497	0.16%	$6,493,950	$3,533	0.22%
Money market	67,727,837	72,509	0.43%	21,253,046	12,136	0.23%
Certificates of deposit	138,505,197	262,040	0.76%	42,020,422	122,016	1.17%
Total interest-bearing deposits	261,677,184	356,046	0.59%	69,767,418	137,685	0.79%
Borrowed funds:
Federal funds purchased	-	-	-	-	-
FHLB advances	112,088	1,553	5.56%	-	-
Total borrowed funds	112,088	1,553	5.56%	-	-
Total interest-bearing funds	261,789,272	357,599	0.55%	69,767,418	137,685	0.79%
Noninterest bearing deposits	85,621,339	-	0.59%	23,225,865	-
Total cost of funds	347,410,611	$357,599	0.41%	92,993,283	$137,685	0.60%
Other liabilities and accrued expenses	4,418,538			(197,623)
Total Liabilities	351,829,149			92,795,660
Stockholders' Equity	47,428,311			30,101,853
Total Liabilities and Stockholders' Equity	$399,257,460			$122,897,513
Net interest income		$4,589,413			$2,228,877
Yield on earning assets			5.29%			7.91%
Cost of interest-bearing liabilities			0.55%			0.79%
Net interest spread			4.74%			7.12%
Net interest margin			4.91%			7.45%

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:
Interest bearing deposits with banks and federal funds sold	$27,447,286	$37,796	0.28%	$12,750,787	$13,338	0.21%
Investment securities available for sale	16,431,046	161,133	1.98%	12,723,409	115,142	1.81%
Restricted equity securities	470,247	6,086	2.61%	436,759	2,911	1.34%
Total cash and investments	44,348,578	205,015	0.94%	25,910,955	131,391	1.02%

Loans held for sale	14,078,756	241,153	3.43%	-	-	-
Loans, net
Commercial and industrial	28,990,372	1,010,424	7.03%	23,554,984	1,307,165	11.16%
Commercial real estate	95,392,868	3,172,723	6.71%	37,262,724	1,944,700	10.50%
Residential real estate	68,745,880	2,510,845	7.30%	34,832,845	1,634,727	9.44%
Consumer and other	1,505,091	37,532	5.03%	769,572	59,292	15.49%
Total loans, net	194,634,211	6,731,524	6.97%	96,420,125	4,945,884	10.32%
Total earning assets	253,061,546	$7,177,692	5.72%	122,331,080	$5,077,275	8.35%
Cash	3,527,588			331,509
Allowance for loan losses	(799,115)			(787,705)
Market valuation	474,683			433,140
Other assets	13,842,658			3,027,951
Total non-earning assets	17,045,814			3,004,895
Total Assets	$270,107,360			$125,335,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings and NOW	$31,053,010	$25,126	0.16%	$6,676,898	$7,594	0.23%
Money market	45,135,657	87,061	0.39%	21,265,460	24,335	0.23%
Certificates of deposit	95,278,652	389,417	0.82%	44,548,188	253,456	1.14%
Total interest-bearing deposits	171,467,319	501,604	0.59%	72,490,546	285,385	0.79%
Borrowed funds:
Federal funds purchased	27,624	139	1.01%	-	-
FHLB advances	56,354	1,553	5.56%	-	-
Total borrowed funds	83,978	1,692	4.06%	-	-
Total interest-bearing funds	171,551,297	503,296	0.59%	72,490,546	285,385	0.79%
Noninterest bearing deposits	53,540,349	-		22,910,454	-
Total cost of funds	225,091,646	$503,296	0.45%	95,401,000	$285,385	0.60%
Other liabilities and accrued expenses	2,733,585			139,836
Total Liabilities	227,825,231			95,540,836
Stockholders' Equity	42,282,129			29,795,139
Total Liabilities and Stockholders' Equity	$270,107,360			$125,335,975
Net interest income		$6,674,396			$4,791,890
Yield on earning assets			5.72%			8.35%
Cost of interest-bearing liabilities			0.59%			0.79%
Net interest spread			5.13%			7.56%
Net interest margin			5.32%			7.88%

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

The Company recorded a provision for loan losses of $153,875 and $183,256 for the three and six months ended June 30, 2013, respectively, compared to $241,669 and $391,624, respectively, for the same periods in 2012.  The decreases in the provision for the three and six months ended June 30, 2013 were due primarily to an overall decrease in charged-off loans when compared to the same periods in 2012.

Noninterest Income

            Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

            The Company recorded noninterest income of $7.5 million for the three months ended June 30, 2013, an increase of $7.5 million when compared to the same period in 2012.  Excluding the bargain purchase gain of $5.4 million resulting from the Merger, noninterest income was $2.1 million for the three months ended June 30, 2013, a $2.1 million increase when compared to the same period of 2012. This net increase was comprised of the following:

•

Electronic banking fees of $651,177 for the three months ended June 30, 2013 compared to no revenues for the same period in 2012.  This source of revenues represents a new business line as a result of the Merger.

•

Mortgage banking fees and gains of $1.0 million for the three months ended June 30, 2013 compared to no revenues for the same period in 2012.  This source of revenues represents a new business line as a result of the Merger.

•

Brokerage commissions of $117,492 for the three months ended June 30, 2013 compared to no revenues for the same period in 2012.  This source of revenues represents a new business line as result of the Merger.

•

Service charges on deposit accounts of $73,437 for the three months ended June 30, 2013 compared to $18,723 for the same period in 2012.  This $54,714 (292%) increase was primarily the result of the Merger.

•	All other income of $231,605 for the three months ended June 30, 2013 compared to ($53,279) for the same period in 2012. This $284,884 increase was primarily the result of the Merger.

Six Months Ended June 30, 2013 Compared to Six months Ended June 30, 2012

            The Company recorded noninterest income of $7.8 million for the six months ended June 30, 2013, an increase of $7.6 million when compared to the same period in 2012.  Excluding the bargain purchase gain of $5.4 million resulting from the Merger, noninterest income was $2.4 million for the six months ended June 30, 2013, a $2.2 million increase when compared to the same period in 2012. This net increase was comprised of the following:

•

Electronic banking fees of $651,177 for the six months ended June 30, 2013 compared to no revenues for the same period in 2012.  This source of revenues represents a new business line as a result of the Merger.

•

Mortgage banking fees and gains of $1.0 million for the six months ended June 30, 2013 compared to no revenues for the same period in 2012.  This source of revenues represents a new business line as a result of the Merger.

•

Brokerage commissions of $117,492 for the six months ended June 30, 2013 compared to no revenues for the same period in 2012.  This source of revenues represents a new business line as a result of the Merger.

•

Service charges on deposit accounts of $91,214 for the six months ended June 30, 2013 compared to $40,421 for the same period in 2012.  This $50,793 (126%) million increase was primarily the result of the Merger.

•	All other income of $261,451 for the six months ended June 30, 2013 compared to $190,094 for the same period in 2012. This $71,357 (38%) increase was primarily the result of the Merger.

Noninterest Expenses

            Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The Company recorded noninterest expenses of $7.5 million for the three months ended June 30, 2013, representing an increase of $5.4 million when compared to the same period in 2012.  Excluding Merger-related expenses of $1.6 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, noninterest expenses were $5.9 million for the three months ended June 30, 2013, a $4.2 million increase when compared to the same period in 2012. This net increase was comprised of the following:

•

Salaries and benefits of $3.2 million for the three months ended June 30, 2013 compared to $1.0 million for the same period in 2012.  The $2.2 million (223%) increase was primarily the result of the Merger. The number of full time equivalent employees increased from 37 at June 30, 2012 to 163 at June 30, 2013.

•

Occupancy and equipment expenses of $879,730 for the three months ended June 30, 2013 compared to $147,309 for the same period in 2012.  The $732,421 (497%) increase was primarily the result of the Merger. The number of branches and administrative facilities increased from three at June 30, 2012 to 14 at June 30, 2013.

•

Legal, accounting, and other professional fees of $408,579 for the three months ended June 30, 2013 compared to $165,000 for the same period in 2012.  The $243,579 (148%) increase was primarily the result of the Merger.

•

Data processing and item processing services of $327,827 for the three months ended June 30, 2013 compared to $132,419 for the same period in 2012.  The $195,408 (148%) increase was primarily the result of the Merger.

•

Loan collection costs and foreclosed property expenses of $276,886 for the three months ended June 30, 2013 compared to $67,979 for the same period in 2012.  The $208,907 (307%) increase was primarily the result of the Merger.

•

Core deposit intangible amortization of $162,824 for the three months ended June 30, 2013 compared to $27,635 for the same period in 2012.  The $135,189 (489%) increase was primarily the result of the Merger.

•	All other expenses of $630,437 for the three months ended June 30, 2013 compared to $203,583 for the same period in 2012. The $426,854 (210%) increase was primarily the result of the Merger.

Six Months Ended June 30, 2013 Compared to Six months Ended June 30, 2012

For the six months ended June 30, 2013, the Company recorded noninterest expenses of $9.4 million representing an increase of $5.3 million when compared to the same period in 2012.  Excluding Merger-related expenses of $1.9 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively, noninterest expenses were $7.5 million for the six months ended June 30, 2013, a $4.0 million increase when compared to the same period of 2012. This net increase was comprised of the following:

•

Salaries and benefits of $4.2 million for the six months ended June 30, 2013 compared to $2.0 million for the same period in 2012.  The $2.2 million (105%) increase was primarily the result of the Merger.

•

Occupancy and equipment expenses of $1.0 million for the six months ended June 30, 2013 compared to $0.3 million for the same period in 2012.  The $0.7 million (243%) increase was primarily the result of the Merger.

•

Legal, accounting, and other professional fees of $617,081 for the six months ended June 30, 2013 compared to $351,311 for the same period in 2012.  The $265,770 (76%) increase was primarily the result of the Merger.

•

Data processing and item processing services of $438,615 for the six months ended June 30, 2013 compared to $260,260 for the same period in 2012.  The $178,355 (69%) increase was primarily the result of the Merger.

•

Loan collection costs and foreclosed property expenses of $329,146 for the six months ended June 30, 2013 compared to $194,141 for the same period in 2012.  The $135,005 (70%) increase was primarily the result of the Merger.

•

Core deposit intangible amortization of $180,930 for the six months ended June 30, 2013 compared to $55,270 for the same period in 2012.  The $125,660 (227%) increase was primarily the result of the Merger.

•	All other expenses of $807,993 for the six months ended June 30, 2013 compared to $414,569 for the same period in 2012. The $393,424 (95%) increase was primarily the result of the Merger.

LIQUIDITY

Liquidity describes the Company’s ability to meet its financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers, as well as to meet current and planned expenditures.  Management monitors the liquidity position daily.

The Company’s liquidity is derived primarily from its deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations and capital.  Additionally, liquidity is provided through the Company’s portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by the Bank’s competition.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $77.1 million at June 30, 2013.  Management notes that historically a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

The Bank’s most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  As of June 30, 2013, the Bank had $8.9 million in cash and due from banks, $28.7 million in interest-bearing deposits with banks and federal funds sold, and $26.3 million in investment securities.

The Company also has external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $26.0 million with the FHLB of which $7.2 million was available to be drawn on June 30, 2013 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the FRB and FHLB and borrow approximately 97% of the fair market value of the securities. The Bank had $5.5 million of securities pledged at the FHLB, $253,000 of securities pledged at FRB, and an additional $20.6 million of unpledged securities.  Using these securities as collateral, the Bank, could borrow a total of $25.0 million as of June 30, 2013.  Additionally, the Bank has unsecured federal funds lines of credit of $8.0 million and a $4.0 million secured federal funds line of credit with other institutions.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or FRB or other presently unpledged securities to this institution before it could borrow against this line.  There was no balance outstanding under these lines or other borrowings at June 30, 2013.

            To further aid in managing liquidity, the Bank’s Board of Directors has approved and formed an Asset/Liability and Investment Committee to review and discuss recommendations for the use of available cash and to maintain an investment portfolio.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs.

Management believes the Bank has adequate cash on hand and available through liquidation of investment securities and available borrowing capacity to meet its liquidity needs.  Although management believes sufficient liquidity exists, if economic conditions deteriorate and consumer confidence is not restored, this liquidity could be depleted, which would then materially affect its ability to meet operating needs and to raise additional capital.

MARKET RISK AND INTEREST RATE SENSITIVITY

The Company’s primary market risk is interest rate fluctuation.  Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans.  Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on the Company’s assets and the interest paid on its liabilities.  The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The Asset/Liability and Investment Committee of the Bank’s Board of Directors oversees the Company’s management of interest rate risk.  The objective of the management of interest rate risk is to optimize net interest income during periods of volatility as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company’s liquidity, asset and earnings growth, and capital adequacy goals.

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities.  At June 30, 2013, the Company was in an asset sensitive position.  Management continuously takes steps to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

OFF-BALANCE SHEET ARRANGEMENTS

The Company enters into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit, and letters of credit issued by the Bank.  In addition, the Company has certain operating lease obligations for most of the Bank’s branches.

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

The Company’s exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss that the Company would incur by funding these commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” and, as such, disclosure pursuant to this Item 3 is not required.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Carrollton’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Carrollton’s principal executive officer (“PEO”) and the principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2013 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2013, following its post-Merger core operating system conversion and control system integration, Carrollton formally incorporated into its internal control system certain controls, including additional general ledger reconciliations and secondary reviews, that had been implemented between April 19, 2013 and early June 2013 on a temporary basis to ensure that its internal control over financial reporting was effective pending the conversion. Other than the foregoing, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the its results of operation or financial condition.

ITEM 1A.    RISK FACTORS

The risks and uncertainties to which the Company’s financial condition and results of operations are subject were discussed in Carrollton’s Annual Report on Form 10-K for the year ended December 31, 2012.  Management does not believe that any material changes in these risk factors have occurred since they were last disclosed except as follows:

            As a savings bank, pursuant to the Home Owners’ Loan Act, the Bank is required to maintain a certain percentage of its total assets in qualifying loans and investments, which limits the Bank’s asset mix and could significantly restrict the Bank’s ability to diversify its loan portfolio.

            An FSB differs from a commercial bank in that it is required to maintain at least 65% of its total assets in qualified loans and investments under the Home Owners’ Loan Act (“HOLA”), such as loans for the purchase, refinance, construction, improvement, or repair of residential real estate, home equity loans, educational loans and small business loans.  To maintain the Bank’s FSB charter, it must pass the Qualified Thrift Lender test (“QTL”) in nine out of 12 of the immediately preceding months.  The QTL test limits the extent to which the Bank can grow its commercial loan portfolio. However, a loan that does not exceed $2 million (including a group of loans to one borrower) and is for commercial, corporate, business, or agricultural purposes is not so limited. The Bank may be limited in its ability to change its asset mix and increase the yield on its earning assets by growing its commercial loan portfolio.  In addition, if the Bank continues to grow its commercial loan portfolio and if its single-family loan portfolio declines, it is possible that the Bank could be forced to buy mortgage-backed securities or other HOLA-qualifying assets in order to maintain its QTL status at times when the terms might not be attractive.  Alternatively, the Bank could find it necessary to pursue different structures, including converting the Bank’s FSB charter to a commercial bank charter.

The Bank is subject to heightened regulatory and capital requirements because of the Merger, which could materially limit the Bank’s operations, limit the Bank’s ability, and, thus, the Company’s ability, to pay dividends on its capital stock, and/or subject the Bank to heightened regulatory scrutiny or action.

In connection with the Merger, the Bank entered into an Operating Agreement with the OCC that imposes various continuing conditions and requirements on the Bank (the “Operating Agreement”).  Under the Operating Agreement, the Bank is required to submit a comprehensive business plan and a comprehensive capital plan to the OCC.  The business plan must cover at least a three-year period and must addresses such areas as executive compensation, corporate governance practices, and policies regarding extensions of credit and other transactions between the Bank and its affiliates.  Once the business plan is accepted by the OCC, it must be updated annually and the Bank may not make significant changes without providing prior notice of such change to the OCC and receiving a no-objection position from the OCC.  For purposes of the Operating Agreement, significant changes include, among other things, growth in the Bank’s asset size by more than 15% of the projected amount set forth in the business plan and an expansion in any existing on- or off-balance sheet product, service or activity that is more than 10% greater than the amount projected in the business plan.  In addition, the Operating Agreement requires the Bank to maintain a minimum Tier 1 Leverage capital ratio of 10.0%, which is much higher than the 4.0% that would otherwise be required to remain adequately capitalized.  At all times during the term of the Operating Agreement, the Bank may not declare or pay any dividend or reduce its capital unless the Bank is in compliance with the Operating Agreement and the dividend or capital reduction would otherwise comply with applicable regulatory requirements.

The Operating Agreement may make it more difficult for the Bank to grow, which could materially and adversely impact the Bank’s financial condition and results of operations.  In addition, because Carrollton depends, in part, on dividends from the Bank to pay dividends to holders of its common stock, the Operating Agreement may have the effect of limiting the ability of the Board of Directors of Carrollton to declare dividends in future periods.  In light of the Operating Agreement, and in an effort to retain capital for growth, the Bank does not currently anticipate declaring or paying any dividends to Carrollton.  Accordingly, there can be no assurance that Carrollton will pay dividends on its common stock.  Finally, the Bank’s failure to comply with the Operating Agreement could subject it to regulatory proceedings that could significantly and adversely impact not only its business operations but its reputation with investors and customers.  The Operating Agreement will remain in place until terminated by the OCC or the Bank is no longer an FSB.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

            The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that immediately follows the signatures hereto, which list is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLLTON BANCORP

PRINCIPAL EXECUTIVE OFFICER:

Date	August 19, 2013	/s/Kevin B. Cashen
Kevin B. Cashen
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	August 19, 2013	/s/ David E. Borowy
David E. Borowy Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.            Description

3.1                    Articles of Amendment and Restatement, dated April 19, 2013 (incorporated by reference to Exhibit 3.1 to Carrollton Bancorp’s Current Report on Form 8-K, filed on April 25, 2013)

4.1                    Registration Rights Agreement, dated April 19, 2013, by and between Carrollton Bancorp and Financial Services Partners Fund I, LLC (incorporated by reference to Exhibit 4.1 to Carrollton Bancorp’s Current Report on Form 8-K, filed on April 25, 2013)

10.1                   Preferred Stock Repurchase Agreement, dated April 19, 2013, by and between Carrollton Bancorp and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to Carrollton Bancorp’s Current Report on Form 8-K, filed on April 25, 2013)

10.2                   Warrant Repurchase Agreement, dated April 19, 2013, by and between Carrollton Bancorp and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to Carrollton Bancorp’s Current Report on Form 8-K, filed on April 25, 2013)

10.3                   Employment Agreement, dated June 30, 2010, by and between Bay Bank, FSB and Kevin B. Cashen (incorporated by reference to Exhibit 10.3 to Carrollton Bancorp’s Current Report on Form 8-K, filed on April 25, 2013)

10.4                   Employment Agreement, dated January 3, 2013, by and between Bay Bank, FSB and David E. Borowy (incorporated by reference to Exhibit 10.4 to Carrollton Bancorp’s Current Report on Form 8-K, filed on April 25, 2013)

10.5                   Employment Agreement, dated as of May 22, 2013, by and between Bay Bank, F.S.B. and Edward J. Schneider (incorporated by reference to Exhibit 10.1 to Carrollton Bancorp’s Current Report on Form 8-K, filed on May 24, 2013)

10.6                   Jefferson Bancorp, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Carrollton Bancorp’s Current Report on Form 8-K, filed on April 25, 2013)

10.7                   Form of Jefferson Bancorp, Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.6 to Carrollton Bancorp’s Current Report on Form 8-K, filed on April 25, 2013)

10.8                   Form of Restricted Stock Award Agreement under the Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Exhibit 10.1 to Carrollton Bancorp’s Current Report on Form 8-K, filed on July 1, 2013)

31.1                   Rule 13a-14(a) Certification by the Principal Executive Officer (filed herewith)

31.2                   Rule 13a-14(a) Certification by the Principal Financial Officer (filed herewith)

32.1                   Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2                   Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101                    Interactive Data Files pursuant to Rule 405 of Regulation S-T (furnished herewith)