Form 10-Q
period 2013-09-30
BAY BANCORP, INC.
filed 2013-11-14
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number     0-23090

BAY BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-1660951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2328 West Joppa Road, Suite 325, Lutherville, Maryland 21093

(Address of principal executive offices)                (Zip Code)

(410) 494-2580

(Registrant’s telephone number, including area code)

Carrollton Bancorp

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
9,364,265 common shares outstanding at November 12, 2013

BAY BANCORP, INC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

BAY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Cash and due from banks	$8,821,318	$1,627,715
Interest bearing deposits with banks and federal funds sold	20,202,026	18,057,114
Total Cash and Equivalents	29,023,344	19,684,829

Investment securities available for sale, at fair value	31,276,084	9,716,626
Restricted equity securities, at cost	1,009,695	259,800
Loans held for sale	29,259,634	-

Loans, net of deferred fees and costs	321,907,285	101,736,172
Less: Allowance for loan losses	(690,474)	(655,942)
Loans, net	321,216,811	101,080,230

Real estate acquired through foreclosure	1,190,571	1,151,256
Premises and equipment, net	6,056,251	394,425
Bank owned life insurance	5,323,240	-
Core deposit intangible	4,267,974	173,815
Deferred tax asset	8,422,066	239,189
Accrued interest receivable	1,231,873	330,639
Other assets	1,719,281	213,059
Total Assets	$439,996,824	$133,243,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing deposits	$96,962,194	$22,005,741
Interest-bearing deposits	283,882,305	78,666,389
Total Deposits	380,844,499	100,672,130

Accrued pension plan	2,253,501	-
Accrued expenses and other liabilities	2,279,494	747,322
Total Liabilities	385,377,494	101,419,452

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000, issued and outstanding 9,364,265 as of September 30, 2013; authorized 11,108,500, issued and outstanding 5,831,963 as of December 31, 2012.	9,364,265	5,831,963
Additional paid-in capital	36,303,378	21,269,898
Retained earnings	8,942,826	4,462,463
Accumulated other comprehensive income	8,861	260,092
Total Stockholders' Equity	54,619,330	31,824,416
Total Liabilities and Stockholders' Equity	$439,996,824	$133,243,868

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest income:
Interest and fees on loans	$5,679,302	$2,396,191	$12,410,826	$7,342,075
Interest on loans held for sale	349,561	-	590,714	-
Interest and dividends on securities	154,267	56,554	321,486	174,622
Interest on deposits in banks and federal funds sold	20,730	8,433	58,526	21,756
Total Interest Income	6,203,860	2,461,178	13,381,552	7,538,453

Interest expense:
Interest on deposits	397,159	138,407	898,763	423,792
Interest on short-term borrowings	-	-	1,692	-
Total Interest Expense	397,159	138,407	900,455	423,792
Net Interest Income	5,806,701	2,322,771	12,481,097	7,114,661

Provision for loan losses	350,365	14,928	533,621	406,552
Net interest income after provision for loan losses	5,456,336	2,307,843	11,947,476	6,708,109

Noninterest income:
Electronic banking fees	708,300	-	1,359,477	-
Mortgage-banking fees and gains	529,570	-	1,556,385	-
Net gain on sale of real estate acquired through foreclosure	40,998	57,358	89,342	179,840
Brokerage commissions	199,392	-	316,884	-
Service charges on deposit accounts	100,476	19,360	191,690	59,781
Other income	184,311	69,355	397,418	136,967
Bargain purchase gain	(338,598)	-	5,017,301	-
Total Noninterest Income	1,424,449	146,073	8,928,497	376,588

Noninterest Expenses:
Salary and employee benefits	3,461,109	961,819	7,644,886	2,999,771
Occupancy expenses	716,482	87,620	1,458,086	273,049
Furniture and equipment expenses	239,704	68,406	526,551	182,904
Legal, accounting and other professional fees	344,867	232,309	961,948	583,620
Data processing and items processing services	394,021	122,399	832,636	382,659
FDIC insurance costs	82,246	21,203	194,572	58,855
Advertising and marketing related expenses	78,277	32,114	220,254	211,053
Foreclosed property expenses	104,170	112,500	273,084	277,708
Loan collection costs	143,021	28,288	303,253	57,221
Core deposit intangible amortization	336,273	18,106	517,203	73,376
Merger related expenses	143,709	200,396	1,998,646	716,271
Other expenses	674,990	108,349	1,228,680	306,327
Total Noninterest Expenses	6,718,869	1,993,509	16,159,799	6,122,814
Income before income taxes	161,916	460,407	4,716,174	961,883

Income tax (benefit) expense	(422,279)	226,634	235,811	454,348
Net income	$584,195	$233,773	$4,480,363	$507,535

Basic net income per common share	$0.06	$0.04	$0.56	$0.09

Diluted net income per common share	$0.06	$0.04	$0.56	$0.09

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$584,195	$233,773	$4,480,363	$507,535

Other Comprehensive Income:

Unrealized gain (loss) on investment securities available for sale	166,613	28,506	(414,903)	107,390
Income tax relating to item above	(65,729)	(11,246)	163,672	(42,365)
Net effect on other comprehensive income	100,884	17,260	(251,231)	65,025
Total Comprehensive Income	$685,079	$251,033	$4,229,132	$572,560

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine months Ended September 30, 2013 and 2012 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2012 (1)	$5,831,963	$21,269,898	$4,462,463	$260,092	$31,824,416
Net income	-	-	4,480,363	-	4,480,363
Other comprehensive loss	-	-	-	(251,231)	(251,231)
Issuance of common stock to FSPF I, LLC	2,039,958	8,960,042	-	-	11,000,000
Carrollton Bancorp shares retained at the date of merger	1,483,457	5,800,313	-	-	7,283,770
Stock-based compensation	-	242,022	-	-	242,022
Issuance of common stock under stock option plan	8,887	31,103	-	-	39,990
Balance September 30, 2013	$9,364,265	$36,303,378	$8,942,826	$8,861	$54,619,330

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2011 (1)	$5,820,854	$20,940,245	$4,404,910	$228,866	$31,394,875
Net income	-	-	507,535	-	507,535
Other comprehensive income	-	-	-	65,025	65,025
Stock-based compensation	-	213,443	-	-	213,443
Issuance of common stock under stock option plan	19,995	79,905	-	-	99,900
Repurchase and retirement of common stock	(8,886)	(39,754)	-	-	(48,640)
Balance September 30, 2012	$5,831,963	$21,193,839	$4,912,445	$293,891	$32,232,138

(1)

As restated for the effect of the Merger (as defined in Note 1), with each share of Jefferson Bancorp, Inc. common stock, $0.01 par, converted into 2.2217 shares of Bay Bancorp, Inc. common stock, $1.00 par.

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$4,480,363	$507,535
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	457,776	68,372
Stock-based compensation	242,022	213,443
Amortization and (accretion) of investment premiums and discounts, net	257,654	176,596
Accretion of deferred loan fees and costs, net	(1,005,432)	-
Accretion of net discounts on acquired loans	(1,864,371)	(3,356,899)
Amortization of core deposit intangibles	517,203	73,376
Amortization of deposit premiums	(653,036)	-
Provision for loan losses	533,621	406,552
Bargain purchase gain	(5,017,301)	-
Write down of real estate acquired through foreclosure	94,500	125,066
Gain on sale of real estate acquired through foreclosure	(89,342)	(179,840)
Net change in loans held for sale	185,237	-
Increase in cash surrender value of life insurance	(59,985)	-
Net decrease in accrued pension plan	(29,340)	-
Net decrease in accrued interest receivable and other assets	2,569,046	46,861
Net decrease in accrued expenses and other liabilities	(995,993)	(378,491)
Net cash used in operating activities	(377,378)	(2,297,429)

Cash flows from investing activities:
Acquisition, net of cash acquired	27,152,544	-
Purchases of investment securities available for sale	(6,056,846)	-
Redemptions and maturities of investment securities available for sale	3,608,699	3,770,340
Purchases of premises and equipment	(309,794)	(296,469)
Proceeds from sale of securities	2,622,462	-
Redemption of Federal Home Loan Bank stock	34,800	230,100
Net decrease (increase) in loans	6,497,486	(2,005,532)
Proceeds from sale of real estate acquired through foreclosure	1,615,393	1,584,375
Proceeds from sale of premises and equipment	1,124,850	-
Net cash provided by investing activities	36,289,594	3,282,814

Cash flows from financing activities:
Net decrease in deposits	(37,443,691)	(2,304,038)
Repayment of Federal Home Loan Bank advances	(170,000)	-
Proceeds from issuance of common stock	11,000,000	59,900
Issuance of common stock on stock option exercise	39,990	40,000
Repurchase and retirement of common stock	-	(48,640)
Net cash used in financing activities	(26,573,701)	(2,252,778)

Net increase (decrease) in cash and cash equivalents	9,338,515	(1,267,393)
Cash and cash equivalents at beginning of period	19,684,829	15,437,408
Cash and cash equivalents at end of period	$29,023,344	$14,170,015

Supplemental information:
Interest paid on deposits and borrowings	$1,790,049	$434,481
Income taxes paid	319,530	927,000

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$751,148	$1,152,756
Bay Bancorp, Inc. shares retained at the date of the Merger	7,283,770	-

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bay Bancorp, Inc. (“Bay”) is a savings and loan holding company.  Until November 1, 2013, Bay operated under the name Carrollton Bancorp.  Effective November 1, 2013, Bay’s corporate name was changed from Carrollton Bancorp to Bay Bancorp, Inc.

Through its subsidiary, Bay Bank, FSB, a federal savings bank (the “Bank”), Bay is engaged in a general commercial and retail business and has twelve full-service branch locations in Maryland.  The principal business of the Bank is to make loans and other investments and to accept time and demand deposits.  The Bank’s primary market areas are Baltimore and its immediately surrounding counties, the Baltimore-Washington corridor and Salisbury, Maryland, although the Bank’s business development efforts also generate business outside of these areas.  The Bank offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services.  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit.  The Bank’s customers are primarily individuals and small businesses.  The Bank’s subsidiary, Bay Financial Services, Inc., provides investment advisory and brokerage services.  Bay operates in one segment:  Community Banking.

Basis of Presentation

The consolidated financial statements include the accounts of Bay,  the Bank and the Bank’s consolidated subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on Bay’s books on the basis of its equity in the net assets.

On April 19, 2013, Bay,  then known as Carrollton Bancorp,  acquired all the outstanding common stock of Jefferson Bancorp, Inc. (“Jefferson”) in a merger (the “Merger”) that was accounted for as a reverse acquisition and recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  For accounting and financial reporting purposes, Jefferson is deemed to have acquired Bay in the Merger even though Bay was the legal successor in the Merger, and the historical financial statements of Jefferson have become Bay’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Merger are those of Jefferson, and the historical consolidated financial statements after the Merger include the assets and liabilities of Jefferson and Bay, historical operations of Jefferson and operations of the combined corporation after April l9, 2013.  See Note 2 for further information regarding the Merger.  As used in these notes, the term “Company” refers to Jefferson and its consolidated subsidiaries when discussing periods prior to April 19, 2013 and refers to the post-Merger Bay and its consolidated subsidiaries when discussing periods beginning on and after April 19, 2013.

The consolidated financial statements as of September 30, 2013, and for the three months and nine months ended September 30, 2013 and 2012, included herein have not been audited.  The amounts as of December 31, 2012 were derived from the 2012 audited financial statements of Jefferson.  These statements should be read in conjunction with the audited consolidated financial statements of Jefferson as of and for the years ended December 31, 2012 and 2011 and the unaudited financial statements of Jefferson as of and for the three months ended March 31, 2013 and 2012, and the financial statements reflecting the pro forma effect of the Merger on Bay, which were included  in Bay’s Current Report on Form 8-K, filed on April 25, 2013, as amended by Amendment No. 1 on Form 8-K/A, filed on July 2, 2013, pursuant to Item 9.01 thereof.   In accordance with the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2013 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future interim period.

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

Earnings per share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by Bay relate solely to outstanding stock options and unvested restricted stock awards, and are determined using the treasury stock method.

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

The Company’s holdings of restricted stock investments consist of the following:

	September 30, 2013	December 31, 2012
Federal Home Loan Bank	$690,700	$194,800
Visa Inc., Class B	204,195	-
Maryland Financial Bank	49,800	-
Atlantic Central Bankers Bank	65,000	65,000
Total restricted equity securities	$1,009,695	$259,800

Loans Held for Sale

Residential mortgage loans originated for sale are carried at the lower of aggregate cost or market, as indicated by committed sale prices.

Originated Loans

Loans are generally stated at the principal amount outstanding net of any deferred fees and costs.  Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.  The accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection.  Past due status is based on contractual terms of the loan.  Generally, loans are placed on nonaccrual status once they are determined to be impaired or when principal or interest payments are 90 or more days past due.  Previously accrued but uncollected interest income on these loans is reversed against interest income.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Fees charged and costs capitalized for originating certain loans are amortized or accreted by the interest method over the term of the loan.

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

Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established to estimate losses that may occur on loans by recording a provision for loan losses that is charged to earnings in the current period.  Loans are charged-off when management believes a loan or any portion thereof is not collectable.  Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value of that loan.  For impaired loans that are collateral dependent, any measured impairment is charged-off against the loan and the allowance in the applicable reporting period.  The general component covers loans that are not classified as impaired and primarily include purchased loans not deemed impaired and new loan originations.  The general reserve is based on historical loss experience and several qualitative factors.  These qualitative factors address various risk characteristics in the Company’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

        While management believes it has established the allowance in accordance with U.S. GAAP and has taken into account both the views of the Company’s regulators and the current economic environment, there can be no assurance that the Company’s regulators and/or the economic environment will not require future increases in the allowance.

Real Estate Acquired Through Foreclosure

The Company records foreclosed real estate assets at fair value less estimated costs to sell at the time of acquisition.  Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions.  Since the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, actual results may differ materially from the Company’s estimates.

Write-downs at the time of acquisition are made through the allowance.  Write-downs for subsequent declines in value and net operating expenses are included in foreclosed property expenses. Gains or losses realized upon disposition are included in noninterest income.

Derivatives

As part of its mortgage banking activities, the Company makes commitments to originate residential mortgage loans that meet the accounting definition of derivatives.  As of September 30, 2013, the difference between the market value and the carrying amount of these commitments were immaterial and therefore, no gain or loss has been recognized in the financial statements.

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

When tax returns are filed, management is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while there may be other positions that are subject to uncertainty about their merits or the amounts of the positions that ultimately would be sustained if examined.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements.

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

NOTE 2 – MERGER

On April 19, 2013,  Bay, then known as Carrollton Bancorp, completed its previously announced Merger with Jefferson. Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of April 8, 2012 (as amended, the “Merger Agreement”), by and among Jefferson, Bay, and Financial Services Partners Fund I (“FSPF”), Jefferson merged with and into Bay, with Bay continuing as the surviving corporation.  In addition, Bay’s bank subsidiary, Carrollton Bank, merged with and into Jefferson’s bank subsidiary, Bay Bank, FSB, with Bay Bank, FSB continuing as the surviving bank (the “Bank Merger”).  Prior to the Bank Merger, Carrollton Bank had five subsidiaries: Bay Financial Services, Inc. f/k/a Carrollton Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); Mulberry Street, LLC (“MSLLC”); 13 Beaver Run LLC (“BRLLC”); and Mulberry Street A LLC (“MSALLC” and, together with BFS, CCDC, MSLLC and BRLLC, the “Carrollton Subsidiaries”).  Carrollton Bank’s interests in the Carrollton Subsidiaries were transferred to Bay Bank, FSB as a result of the Bank Merger.

Prior to the completion of the Merger, on April 18, 2013, FSPF invested $11,000,000 into Jefferson in exchange for  2,039,958 shares of common stock of Jefferson at a per share price of $5.39 (as restated for the Merger).

Upon closing of the Merger, each outstanding share of Jefferson's common stock was converted into the right to receive 2.2217 shares of Bay's common stock. As a result of the Merger, Bay issued approximately 7.9 million shares of common stock to Jefferson's stockholders in the aggregate. Pursuant to the terms and conditions of the Merger Agreement, the holders of Bay common stock immediately prior to the Merger elected to tender approximately 42% of the shares outstanding in conjunction with the Merger for cash at a value of $6.20 per share (the "Cash Election"). As a result of the Merger and after giving effect to the cash election, FSPF owned approximately 84% of the outstanding common stock of the Company, and the holders of the Bay stock immediately prior to the Merger owned approximately 16% of the Company’s outstanding common stock.

Since the number of shares of Bay common stock issued to Jefferson’s stockholders in connection with the Merger exceeded 50% of the number of issued and outstanding shares of Bay common stock immediately after the Merger, the Merger is treated as a reverse acquisition of assets and a recapitalization for accounting purposes.  As a result, Jefferson is deemed to have acquired Bay for accounting and financial reporting purposes and the historical financial statements of Jefferson have become the Company’s historical financial statements pursuant to U.S. GAAP.

The Merger is accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed were recognized at fair value on the date the transaction was completed. There was no goodwill recorded as a result of the Merger; however, a non-taxable bargain purchase gain of $5,017,301 was recognized and included as a separate line item within noninterest income on the consolidated statements of income.  The bargain purchase gain represented the excess of the fair value of net assets acquired over consideration paid.  The consideration paid represented a substantial discount to the book value of pre-Merger Bay’s net assets at the acquisition date. The net impact of the fair value adjustments resulted in a $3,125,379 reduction in pre-Merger Bay’s net assets. The more significant fair value adjustments were the net discount on loans of $7,824,691 and the core deposit intangible of $4,611,362 which is being amortized over an estimated useful life of approximately 9 years.

At September 30, 2013, the Company recorded adjustments to the fair values of certain acquired assets and assumed liabilities as previously reported at June 30, 2013.  These adjustments resulted in a $338,598 reduction to the bargain purchase gain during the three months ended September 30, 2013 from the amount previously reported for the six months ended June 30, 2013.  The accounting for deferred tax assets has not been completed pending the filing of tax returns for the period from January 1 – April 19, 2013.  In addition, the accounting for certain operating leases and certain premises has not been completed pending review of third-party appraisals.  While the valuation of acquired assets and assumed liabilities is still subject to future adjustments, the Company does not anticipate that any future adjustments will be material.

The purchase price and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

		April 19, 2013
Purchase price:

Shares of Bay common stock outstanding as of Shareholder vote	2,579,388
Less: Shares tendered for cash	1,095,932
Shares of Bay retained by current stockholders	1,483,456

Shares of Bay retained by current stockholders	1,483,456
x Market price per share as of April 19, 2013	$4.91
Purchase price based on value of shares retained		$7,283,770

Shares tendered for cash	1,095,932
x Price per share as agreed to in the Definitive Agreement	$6.20
Purchase price based on value of shares tendered for cash		6,794,777

Total purchase price		$14,078,547

Identifiable assets:
Cash and cash equivalents		33,947,321
Investment securities available for sale and restricted equity securities		23,191,025
Loans held for sale		29,444,871
Loans		225,049,033
Core deposit intangible		4,611,362
Premises and equipment		6,934,658
Bank owned life insurance		5,263,255
Real estate acquired through foreclosure		908,718
Deferred tax asset		8,019,532
Other assets		4,976,175
Total identifiable assets		$342,345,950

Identifiable liabilities:
Deposits		318,269,096
Short-term borrowings		170,000
Other liabilities		4,811,006
Total identifiable liabilities		$323,250,102

Bargain purchase gain resulting from the Merger		$5,017,301

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of these determinations related to the valuation of acquired loans.

The following is a summary of the loans acquired in the Merger:

	Purchased Credit Impaired Loans	Purchased Non-Impaired Loans	Total Purchased Loans
Contractually required principal and interest at acquisition	$44,734,226	$193,685,946	$238,420,172
Contractual cash flows not expected to be collected	(7,818,036)	-	(7,818,036)
Expected cash flows at acquisition	36,916,190	193,685,946	230,602,136
Interest component of expected cash flows	(2,788,895)	(2,764,208)	(5,553,103)
Basis in purchased loans at acquisition - estimated fair value	$34,127,295	$190,921,738	$225,049,033

The fair value of checking, savings and money market deposit accounts acquired was assumed to be the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates’  expected contractual payments discounted at market rates for similar certificates.

In connection with the Merger, the Company incurred Merger-related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce Bay Bank, FSB to the former Carrollton Bank customers, and other costs of completing the transaction.

A summary of Merger-related expenses included in the consolidated statements of income follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Salaries and employee benefits	$72,936	$-	$132,583	$-
Professional Fees	14,516	188,902	411,942	662,193
Data processing	11,963	-	1,183,579	22,568
Advertising and marketing expenses	19,438	-	159,374	10,285
Net occupancy and equipment costs	16,226	6,094	56,969	10,425
All other	8,630	5,400	54,199	10,800
Total Merger related expenses	$143,709	$200,396	$1,998,646	$716,271

Pro Forma Condensed Combined Financial Information

The following pro forma financial information combines the historical results of Jefferson and pre-Merger Bay. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors.  The pro forma results exclude the impact of the bargain purchase gain of $5,017,301 and Merger-related expenses of $1,998,646.  While adjustments were made for the estimated impact of certain fair value adjustments,  the following results are not indicative of what would have occurred had the acquisition taken place on the indicated dates.

If the Merger had been completed on January 1, 2013, total revenue, net of interest expense, would have been approximately $7.6 million and $24.6 million, respectively, for the three-month and nine-month periods ended September 30, 2013.  Net income would have been approximately $0.4 million and $1.4 million, respectively, for the same periods.  Basic and diluted earnings per share would have been $0.04 for the three months ended September 30, 2013 and $0.15 for the nine months ended September 30, 2013.

If the Merger had been completed on January 1, 2012, total revenue, net of interest expense, would have been approximately $9.6 million and $27.5 million, respectively, for the three-month and nine-month periods ended September 30, 2012.  Net income would have been approximately $1.3 million and $2.7 million, respectively, for the same periods.  Basic and diluted earnings per share would have been $0.14 for the three months ended September 30, 2012 and $0.29 for the nine months ended September 30, 2012.

The disclosure of pre-Merger Bay’s post-acquisition total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Merger.

NOTE 3- NET INCOME PER COMMON SHARE

The calculation of net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income	$584,195	$233,773	$4,480,363	$507,535
Weighted average shares outstanding (1)	9,363,643	5,831,963	7,971,845	5,828,192
Basic net income per share	$0.06	$0.04	$0.56	$0.09

Diluted earnings per share:
Net income	$584,195	$233,773	$4,480,363	$507,535
Weighted average shares outstanding (1)	9,363,643	5,831,963	7,971,845	5,828,192
Dilutive potential shares (2)	18,494	-	9,142	-
Total diluted average shares outstanding	9,382,137	5,831,963	7,980,987	5,828,192
Total diluted net income per share	$0.06	$0.04	$0.56	$0.09

(1)	Pre-Merger Jefferson common shares adjusted for the effect of the conversion to Bay common shares.
(2)	Pre-Merger Jefferson common shares were not publicly traded in 2012; accordingly, a determination of dilutive potential shares is not practicable.

For the three months ended September 30, 2013 and 2012, weighted average options to purchase 181,805 and 296,994 common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect of these options would have been anti-dilutive for the periods. For the nine months ended September 30, 2013 and 2012, weighted average options to purchase 540,904 and 487,108 common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect of these options would have been anti-dilutive for the periods.

NOTE 4 – INVESTMENT SECURITIES

At September 30, 2013 and December 31, 2012, the amortized cost and estimated fair value of the Company’s investment securities available for sale portfolio are summarized as follows:

	Amortized	Gross Unrealized		Estimated
	cost	Gains	Losses	Fair Value
September 30, 2013

U.S. government agency	$2,241,560	$22,302	$-	$2,263,862
Residential mortgage-backed securities	21,892,468	357,664	(268,623)	21,981,509
State and municipal	7,048,659	738	(86,818)	6,962,579
Total debt securities	31,182,687	380,704	(355,441)	31,207,950
Equity securities	78,752	-	(10,618)	68,134
Totals	$31,261,439	$380,704	$(366,059)	$31,276,084

	Amortized	Gross Unrealized		Estimated
	cost	Gains	Losses	Fair Value
December 31, 2012

Residential mortgage-backed securities	$9,287,078	$429,548	$-	$9,716,626
Totals	$9,287,078	$429,548	$-	$9,716,626

As of September 30, 2013 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$10,155,818	$268,623	$-	$-	$10,155,818	$268,623
State and municipals	6,446,140	86,818	-	-	6,446,140	86,818
Total debt securities	16,601,958	355,441	-	-	16,601,958	355,441
Equity securities	68,134	10,618	-	-	68,134	10,618
Totals	$16,670,092	$366,059	$-	$-	$16,670,092	$366,059

At September 30, 2013, unrealized losses in the Company’s portfolio of debt securities of $355,441 in aggregate were related to 22 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At September 30, 2013, unrealized losses in the Company’s portfolio of equity securities of $10,618 were related to two securities and considered temporary.  Since management believes that it is not more likely than not the Company will be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

As of December 31, 2012, the investment securities portfolio had no unrealized loss positions.

No investment securities held by the Company as of September 30, 2013 and December 31, 2012 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at September 30, 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$1,747,940	$1,748,556
Over one to five years	3,187,181	3,157,551
Over five to ten years	3,819,669	3,793,864
Over ten years	535,429	526,470
Residential mortgage-backed securities	21,892,468	21,981,509
Totals	$31,182,687	$31,207,950

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

During the nine months ended September 30, 2013, the Company sold its entire portfolio of collateralized debt obligations. These securities, which were acquired as a result of the Merger, were backed by trust preferred securities issued by banks, thrifts, and insurance companies.  Sale proceeds of $2,622,462 represented the fair value of these securities at the date of the Merger; therefore, there is neither a gain nor a loss from the sale included in the results of operations for the nine months ended September 30, 2013.

There were no sales of investment securities available for sale during the three and nine months ended September 30, 2012.

At September 30, 2013, securities with an amortized cost of $11,656,696 (fair value of $11,686,485) were pledged.  At December 31, 2012, the Bank had no pledged investment securities.

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

	September 30,	December 31,
	2013	2012
Commercial & Industrial	$34,133,139	$20,601,207
Commercial Real Estate	159,118,283	39,906,055
Residential Real Estate	70,595,599	22,229,445
Home Equity Line of Credit	35,476,099	10,284,221
Land	1,710,698	3,098,973
Construction	19,186,551	4,704,581
Consumer & Other	1,686,916	911,690
Total Loans	321,907,285	101,736,172
Less: Allowance for Loan Losses	(690,474)	(655,942)
Net Loans	$321,216,811	$101,080,230

At September 30, 2013 and December 31, 2012, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,631,006 and $2,144,901, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involves investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At September 30, 2013 and December 31, 2012, Commercial Real Estate – Investor loans had a total balance of $106,197,486 and $25,125,750, respectively. At September 30, 2013 and December 31, 2012, Commercial Real Estate – Owner Occupied loans had a total balance of $52,920,797 and $14,780,305, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depends on the successful operation and management of the properties and the payment of rent by tenants.   At September 30, 2013 and December 31, 2012, Residential Real Estate – Investor loans had a total balance of $26,107,109 and $15,124,645, respectively.  At September 30, 2013 and December 31, 2012, Residential Real Estate – Owner Occupied loans had a total balance of $44,488,490 and $7,104,800, respectively.

Home Equity Line of Credit

Home Equity Lines of Credit ("HELOCs") are a form of revolving credit in which a borrower's primary residence serves as collateral.  Borrowers use HELOCs primarily for education, home improvements, and other significant personal expenditures.  The borrower will be approved for a specific credit limit set at a percentage of their home's appraised value less the balance owed on the existing first mortgage.  Major risks in HELOC lending include the borrower's ability to service the existing first mortgage plus proposed HELOC, the Company's ability to pursue collection in a second lien position upon default, and overall risks in fluctuation in the value of the underlying collateral property

Land

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

The analysis for determining the allowance is consistent with guidance set forth in U.S. GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired primarily including nonaccrual loans, troubled debt restructurings, and purchased credit impaired loans where cash flows have deteriorated from those forecasted as of the acquisition date.  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged-off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

The general reserve covers loans that are not classified as impaired and primarily includes purchased loans not deemed impaired and new loan originations.  The general reserve requirement is based on historical loss experience and several qualitative factors derived from economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.  Since the Bank does not have its own sufficient loss experience, management also references the historical net charge-off experience of peer groups to determine a reasonable range of reserve values, which is permissible per Bank policy.  The peer groups consist of competing Maryland-based financial institutions with established ranges in total asset size.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time that the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The qualitative analysis incorporates global environmental factors in the following trends: national and local economic metrics; portfolio risk ratings and composition; and concentrations in credit.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and nine months ended September 30, 2013:

Three Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$135,869	$170,117	$210,691	$93,646	$6,865	$114,886	$6,363	$738,437
Charge-offs	(41,260)	(85,805)	(297,998)	-	-	-	(1,000)	(426,063)
Recoveries(1)	-	-	3,702	1,007	23,026	-	-	27,735
Provision	54,999	160,279	129,297	17,779	(23,168)	9,217	1,962	350,365
Ending balance	$149,608	$244,591	$45,692	$112,432	$6,723	$124,103	$7,325	$690,474

Nine Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942
Charge-offs	(41,260)	(85,805)	(441,421)	-	-	-	(1,000)	(569,486)
Recoveries(1)	-	-	33,793	13,578	23,026	-	-	70,397
Provision	69,109	199,046	254,014	16,899	(22,703)	14,768	2,488	533,621
Ending balance	$149,608	$244,591	$45,692	$112,432	$6,723	$124,103	$7,325	$690,474

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of September 30, 2013:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment(2)	$-	$-	$5,474	$-	$-	$-	$-	$5,474

Ending balance: collectively evaluated for impairment	149,608	244,591	40,218	112,432	6,723	124,103	7,325	685,000
Totals	$149,608	$244,591	$45,692	$112,432	$6,723	$124,103	$7,325	$690,474

Loans:
Ending balance: individually evaluated for impairment(3)	$827,824	$85,011	$2,834,932	$422,583	$-	$100,937	$-	$4,271,287

Ending balance: collectively evaluated for impairment	31,563,793	128,347,734	64,437,664	34,543,001	365,995	16,737,583	1,686,916	277,682,686

Ending balance: loans acquired with deteriorated credit quality(4)	1,741,522	30,685,538	3,323,003	510,515	1,344,703	2,348,031	-	39,953,312
Totals	$34,133,139	$159,118,283	$70,595,599	$35,476,099	$1,710,698	$19,186,551	$1,686,916	$321,907,285

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes specific reserves of $5,474 for a troubled debt restructuring.
(3)	Includes loans acquired with deteriorated credit quality of $22,500 that have current period charge-offs or specific reserves.
(4)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and nine months ended September 30, 2012.

Three Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$106,398	$96,828	$(32,431)	$269,775	$7,395	$104,572	$5,034	$557,571
Charge-offs	-	(1)	(1,247)	(140,830)	(1,500)	-	-	(143,578)
Recoveries(1)	-	-	-	23,309	-	-	-	23,309
Provision	2,463	7,113	32,877	(2,174)	2,011	(27,540)	178	14,928
Ending balance	$108,861	$103,940	$(801)	$150,080	$7,906	$77,032	$5,212	$452,230

Nine Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$151,395	$88,361	$49,490	$446,911	$8,256	$75,473	$4,767	$824,653
Charge-offs	(101,128)	(1,797)	(133,695)	(560,733)	(34,931)	-	-	(832,284)
Recoveries(1)	30,000	-	-	23,309	-	-	-	53,309
Provision	28,594	17,376	83,404	240,593	34,581	1,559	445	406,552
Ending balance	$108,861	$103,940	$(801)	$150,080	$7,906	$77,032	$5,212	$452,230

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2012:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment(2)	$-	$-	$213,882	$2,060	$-	$-	$-	$215,942

Ending balance: collectively evaluated for impairment	121,759	131,350	(14,576)	79,895	6,400	109,335	5,837	440,000
Totals	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942

Loans:
Ending balance: individually evaluated for impairment(3)	$1,068,137	$-	$2,573,139	$557,570	$84,523	$-	$-	$4,283,369

Ending balance: collectively evaluated for impairment	18,519,535	36,622,790	17,315,860	9,726,651	2,242,320	4,704,581	911,690	90,043,427

Ending balance: loans acquired with deteriorated credit quality(4)	1,013,535	3,283,265	2,340,446	-	772,130	-	-	7,409,376
Totals	$20,601,207	$39,906,055	$22,229,445	$10,284,221	$3,098,973	$4,704,581	$911,690	$101,736,172

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes specific reserves of $213,882 for a troubled debt restructuring.
(3)	Includes loans acquired with deteriorated credit quality of $1,186,307 that have current period charge-offs or specific reserves.
(4)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs or specific reserves, as of September 30, 2013 and for the three and nine months ended September 30, 2013:

	As of September 30, 2013			For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$827,824	$1,025,982	$-	$852,617	$26,027	$890,013	$78,837
Commercial Real Estate - Investor	85,011	93,267	-	133,265	627	133,781	1,886
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	313,782	406,184	-	314,848	-	315,308	-
Residential Real Estate - Owner Occupied	2,311,273	3,216,300	-	2,449,322	37,003	2,453,341	122,265
Home Equity Line of Credit	422,583	445,814	-	422,760	645	423,089	1,866
Land	-	-	-	-	-	-	-
Construction	100,937	866,715	-	100,930	25,246	92,730	71,755
Consumer & Other	-	21,022	-	-	265	-	1,057

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	209,877	209,877	5,474	194,753	3,191	200,426	9,744
Residential Real Estate - Owner Occupied	-	-	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-	-
Total:	4,271,287	6,285,161	5,474	4,468,495	93,004	4,508,688	287,410

Commercial & Industrial	$827,824	$1,025,982	$-	$852,617	$26,027	$890,013	$78,837
Commercial Real Estate	85,011	93,267	-	133,265	627	133,781	1,886
Residential Real Estate	2,834,932	3,832,361	5,474	2,958,923	40,194	2,969,075	132,009
Home Equity Line of Credit	422,583	445,814	-	422,760	645	423,089	1,866
Land	-	-	-	-	-	-	-
Construction	100,937	866,715	-	100,930	25,246	92,730	71,755
Consumer & Other	-	21,022	-	-	265	-	1,057
	$4,271,287	$6,285,161	$5,474	$4,468,495	$93,004	$4,508,688	$287,410

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs or specific reserves, as of December 31, 2012 and for the three and nine months ended September 30, 2012:

	As of December 31, 2012			For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$1,068,137	$1,257,975	$-	$916,507	$55,915	$709,682	$171,519
Commercial Real Estate - Investor	-	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	810,000	-	813,548	-
Residential Real Estate - Investor	1,155,813	1,284,054	-	1,104,766	36,251	1,129,641	108,856
Residential Real Estate - Owner Occupied	735,503	1,373,018	-	719,144	8,151	718,837	23,305
Home Equity Line of Credit	390,937	524,474	-	270,277	8,058	284,316	-
Land	84,523	922,056	-	195,680	5,684	202,509	28,494
Construction	-	-	-	-	-	-	-
Consumer & Other	-	22,079	-	-	24,173	-	70,454

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	681,823	786,580	213,882	-	-	-	-
Home Equity Line of Credit	166,633	195,101	2,060	257,368	-	259,907	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-	-
Total:	4,283,369	6,365,337	215,942	4,273,742	138,232	4,118,440	402,628

Commercial & Industrial	$1,068,137	$1,257,975	$-	$916,507	$55,915	$709,682	$171,519
Commercial Real Estate	-	-	-	810,000	-	813,548	-
Residential Real Estate	2,573,139	3,443,652	213,882	1,823,910	44,402	1,848,478	132,161
Home Equity Line of Credit	557,570	719,575	2,060	527,645	8,058	544,223	-
Land	84,523	922,056	-	195,680	5,684	202,509	28,494
Construction	-	-	-	-	-	-	-
Consumer & Other	-	22,079	-	-	24,173	-	70,454
	$4,283,369	$6,365,337	$215,942	$4,273,742	$138,232	$4,118,440	$402,628

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of September 30, 2013.

	September 30, 2013
	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$32,791,600	$734,154	$607,385	$-	$34,133,139
Commercial Real Estate - Investor	88,641,441	11,120,943	6,435,102	-	106,197,486
Commercial Real Estate - Owner Occupied	42,823,110	4,665,503	5,432,184	-	52,920,797
Residential Real Estate - Investor	25,396,809	237,715	472,585	-	26,107,109
Residential Real Estate - Owner Occupied	40,084,030	77,001	4,327,459	-	44,488,490
Home Equity Line of Credit	34,481,940	388,339	605,820	-	35,476,099
Land	1,710,698	-	-	-	1,710,698
Construction	16,647,359	90,224	2,448,968	-	19,186,551
Consumer & Other	1,686,916	-	-	-	1,686,916
Total	$284,263,903	$17,313,879	$20,329,503	$-	$321,907,285

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2013.  Purchased credit impaired loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$60,163	$-	$-	$60,163	$32,047,598	$283,856	$32,391,617
Commercial Real Estate - Investor	45,747	-	-	45,747	83,417,699	105,532	83,568,978
Commercial Real Estate - Owner Occupied	-	-	-	-	44,686,578	177,189	44,863,767
Residential Real Estate - Investor	-	406,392	-	406,392	24,311,079	313,782	25,031,253
Residential Real Estate - Owner Occupied	-	136,349	-	136,349	40,496,129	1,586,366	42,218,844
Home Equity Line of Credit	68,711	-	-	68,711	34,444,183	452,690	34,965,584
Land	-	-	-	-	365,994	-	365,994
Construction	-	-	-	-	16,838,520	-	16,838,520
Consumer & Other	-	-	-	-	1,686,916	-	1,686,916
Total	$174,621	$542,741	$-	$717,362	$278,294,696	$2,919,415	$281,931,473

Purchased credit impaired loans							39,975,812
Total Loans							$321,907,285

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

Troubled Debt Restructurings

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in the normal course of business.  A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest.  If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Company will make the necessary disclosures related to the TDR.  In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty.  This type of modification is not considered to be a TDR.  Once a loan has been modified and is considered a TDR, it is reported as an impaired loan.  All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation.  A specific allowance for TDR loans is established when the discounted cash flows, collateral value or observable market price, whichever is appropriate, of the TDR is lower than the carrying value.  If a loan deemed a TDR has performed for at least nine months at the level prescribed by the modification, it is not considered to be nonperforming; however, it will generally continue to be reported as impaired, but may be returned to accrual status.  A TDR is deemed in default of its modified terms once a contractual payment is 30 or more days past due.

For the three months ended September 30, 2013, there were no loans modified as TDRs.  For the three months ended September 30, 2012, the total pre-modification and post-modification outstanding recorded investments for loans modified as TDRs were $474,668 and $479,381, respectively.  These modifications consisted of a C&I TDR loan with a pre-modification and post-modification outstanding recorded investment of $251,287 and $256,000, respectively, as well as a Residential Real Estate – Owner Occupied and HELOC TDR loan with a pre-modification and post-modification outstanding recorded investment of $223,381 combined.

The following table illustrates the pre-modification and post-modification outstanding recorded investments for loans modified as TDRs for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	1	$160,885	$160,885	4	$850,136	$861,317
Commercial Real Estate - Investor	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	2	769,782	769,782	1	76,675	76,675
Home Equity Line of Credit	1	68,685	68,685	4	467,297	467,297
Land	-	-	-	1	288,882	288,882
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	4	$999,352	$999,352	10	$1,682,990	$1,694,171

     The restructuring of the C&I loan included an extension of the loan maturity date at an interest rate lower than the current rate for new debt with similar risk.  This loan was on nonaccrual status at September 30, 2013.  For the restructurings of the two Residential Real Estate loans, the Bank does not expect to collect all contractual amounts due for each.  Modifications for these TDRs included an extension of loan maturity date and reduced payments per executed forbearance agreement, which are each expected to result in concessions to the borrower.  Both Residential Real Estate TDRs were on nonaccrual status at September 30, 2013.  The restructuring of the HELOC included a deferral of payments beyond the original contractual loan term and change to interest only payments to allow more manageable debt service by the borrower.  This HELOC TDR was an accruing loan at September 30, 2013.

For the nine months ended September 30, 2012, the restructurings of the C&I loans included two consolidations of multiple related notes into new loans, with one such TDR having a split note structure.  Both of these restructurings, which account for $691,879 of the post-modification C&I recorded investment, were at interest rates lower than the current rates for new debt with similar risks in an effort to accommodate the borrower's cash flow difficulties, and are accruing TDRs at September 30, 2013.  The restructurings of the HELOCs resulted in interest rate concessions and changes in payment terms from interest only to monthly principal and interest payments, to allow more manageable debt service by the borrower.  All HELOC TDRs were subsequently reclassified to Residential Real Estate - Owner Occupied in 2013 and all but one were on nonaccrual status at September 30, 2013.  The Land loan restructuring involved an extension of the loan maturity date at an interest rate lower than the current rate for new debt with similar risk.  This loan was combined as part of the C&I split note TDR described previously.   The Residential Real Estate - Owner Occupied restructuring involved the extension of the loan maturity date at an interest rate lower than the current rate for new debt with similar risk, and is an accruing TDR at September 30, 2013.

During the nine months ended September 30, 2013, three TDRs with the same borrower having a total carrying value of $436,521 were repaid from proceeds from the sale of collateral property resulting in accretion interest recognized upon resolution of $205,204.

During the nine months ended September 30, 2013, none of the borrowers under loans modified as TDRs during the previous 12 months defaulted on the modified loan terms  At September 30, 2013 and December 31, 2012, the Bank had $2,686,439 and $2,477,140 in loans identified as TDRs, respectively, of which $1,052,213 and $682,919, respectively, were on nonaccrual status.

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

	September 30, 2013	December 31, 2012
Commercial & Industrial	$1,741,522	$1,013,535
Commercial Real Estate	30,685,538	3,283,265
Residential Real Estate	3,345,503	3,526,753
Home Equity Line of Credit	510,515	-
Land	1,344,703	772,130
Construction	2,348,031	-
Total Loans	$39,975,812	$8,595,683

The contractual amount outstanding for these loans totaled $51,405,816 and $11,727,190 as of September 30, 2013 and December 31, 2012, respectively.

The following table reflects activity in the accretable yield for these loans for the three and nine months ended September 30, 2013 and 2012.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$2,948,968	$1,190,405	$1,049,653	$2,658,062
Acquired through Merger	-	-	2,788,895	-
Reclassification from nonaccretable difference	486,191	403,818	865,701	1,308,345
Accretion into interest income	(943,216)	(688,997)	(2,172,043)	(2,845,216)
Disposals	(5,211)	(78,508)	(45,474)	(294,473)
Balance at end of period	$2,486,732	$826,718	$2,486,732	$826,718

The following table reflects activity in the allowance for these loans for the three and nine months ended September 30, 2013 and 2012.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$-	$82,984	$213,882	$66,201
Reclassification to TDR	-	-	(213,882)	-
Charge-offs	(25,655)	-	(29,655)	(96,240)
Recoveries	25,050	23,309	41,763	23,309
Provision for loan losses	605	(33,851)	(12,108)	79,172
Balance at end of period	$-	$72,442	$-	$72,442

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following reflects activity in real estate acquired through foreclosure for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,474,119	$801,515	$1,151,256	$1,504,101
Acquired through Merger	-	-	908,718	-
New transfers from loans	242,796	612,000	751,148	1,152,756
Sales	(470,544)	(218,759)	(1,526,051)	(1,404,535)
Write-downs	(55,800)	(67,500)	(94,500)	(125,066)
Balance at end of period	$1,190,571	$1,127,256	$1,190,571	$1,127,256

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at September 30, 2013 consist of an asset recorded in 2010 and an asset recorded as a result of the Merger with remaining weighted average lives of approximately 2.3 years and 8.4 years, respectively.  The following table presents the changes in the net book value of core deposit intangible assets for the nine months ended September 30, 2013 and 2012:

	2013	2012
Balance at beginning of period	$173,815	$265,296
Additions	4,611,362	-
Amortization expense	(517,203)	(73,376)
Balance, September 30	$4,267,974	$191,920

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Gross carrying amount	$5,100,648	$489,286
Accumulated amortization	(832,674)	(315,471)
Net carrying amount	$4,267,974	$173,815

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at September 30, 2013:

Periods ending December 31:
2013	$274,295
2014	918,538
2015	725,863
2016	559,290
2017	411,253
Subsequent years	1,378,735
Total	$4,267,974

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

The Jefferson Plan authorized the issuance of up to 260,000 shares of common stock and had a term of ten years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a ten year term.  Options relating to a total of 218,000 shares of common stock were outstanding at the date of the Merger.  As a result of the Merger, the Jefferson Plan is now administered by Bay’s Board of Directors.

The Carrollton Bancorp 2007 Equity Plan (the “Bay Plan” and, together with the Jefferson Plan, the “Plans”) was approved at the annual stockholders’ meeting of pre-Merger Bay Bancorp, Inc. in May 2007.  Under the Bay Plan, 500,000 shares of common stock were reserved for issuance.  Options relating to a total of 52,060 shares of common stock were outstanding as of the date of the Merger.  All grants after the date of the Merger were made under the Bay Plan.

The following table summarizes changes in the Company's stock options outstanding for the nine months ended September 30, 2013:

	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2012	218,000	$10.19	123,300	7.70 years
As adjusted for conversion from Jefferson common shares to Bay common shares	484,332	4.58	273,936
Options retained through Merger	52,060	15.36	52,060
Granted	110,000	5.41	-
Vested	-	4.65	102,423
Exercised	(8,887)	4.50	(8,887)
Cancelled	(76,220)	8.06	(31,777)
Outstanding, September 30, 2013	561,285	$5.27	387,755	7.08 years

For the three months ended September 30, 2013 and 2012, stock-based compensation expense applicable to the Plans was $68,472 and $62,949, respectively. For the nine months ended September 30, 2013 and 2012, stock-based compensation expense applicable to the Plans was $222,022 and $213,443, respectively. Unrecognized stock-based compensation expense attributable to nonvested options was $355,670 at September 30, 2013.  This amount is expected to be recognized over a remaining weighted average period of approximately 1.7 years.

Restricted Stock Awards

On June 26, 2013, Bay’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  A total of 17,445 shares of restricted common stock have been granted through September 30, 2013, with 15,656 shares granted to the eight eligible directors on June 26, 2013 and an additional 1,789 shares granted to a new director on September 25, 2013.  Total stock-based compensation expense attributable to the shares of restricted common stock was $20,000 for the three months and nine months ended September 30, 2013. The total unrecognized compensation expense attributable to the shares of restricted common stock was $70,000 at September 30, 2013.

NOTE 10 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) was acquired through the Merger.  All benefit accruals for existing employees were frozen and no new participants were eligible for benefits under the Pension Plan after December 31, 2004.  No net periodic pension costs were recorded and no contributions were made by the Company to the Pension Plan during the three and nine months ended September 30, 2013.

NOTE 11 – INCOME TAXES

The components of the net deferred tax asset were as follows:

	September 30, 2013	December 31, 2012
Deferred Tax Assets
Loan fair value discount	$4,273,153	$-
Interest bearing deposits fair value premium	1,744,134	-
Investment impairment losses	1,597,864	-
Accrued retirement benefits	1,014,728	-
Real estate acquired through foreclosure	828,214	148,757
Unrealized losses on available for sale securities	462,882	-
Allowance for loan losses	272,357	258,736
Deferred compensation plan	227,089	-
Real estate acquired through foreclosure fair value discount	157,780	-
Non-qualified stock option expense	77,949	77,949
Nonaccrual interest on loans	35,662	-
Expensed start up costs	16,084	16,319
Depreciation	-	10,877
Valuation allowance for capital losses	(73,437)	-
Total deferred tax asset	$10,634,459	$512,638

Deferred Tax Liabilities:
Core deposit intangible	1,818,952	68,561
Depreciation	223,973	-
Premises and equipment fair value premium	113,548	-
Deferred loan origination costs	50,655	-
Discount accretion	5,265	-
Unrealized gains on available for sale securities	-	169,456
Valuations of real estate acquired through foreclosure	-	32,359
Other	-	3,073
Total deferred tax liabilities	$2,212,393	$273,449
Net Deferred Tax Asset	$8,422,066	$239,189

The differences between the federal income tax rate of 34 percent and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statutory federal income tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Bargain purchase gain	-327.6%	-	-36.8%	-
Other non-taxable income	-11.4%	-	-1.1%	-
State income taxes, net of federal income tax benefit	5.4%	5.4%	5.4%	5.4%
Nondeductible expenses	38.7%	9.8%	3.5%	7.8%
Effective income tax rate	-260.9%	49.2%	5.0%	47.2%

The expected effective tax rate for the year ended December 31, 2013 decreased from 14.4% at June 30, 2013 to 5.0% at September 30, 2013.  The decrease in the expected effective tax rate was caused by a decrease in projected pretax income for the year in relation to the non-taxable bargain purchase gain. The cumulative effect of this revision to the expected effective tax rate was recorded during the three months ended September 30, 2013, in accordance with the applicable accounting guidance, resulting in an income tax benefit and negative effective tax rate for the three-month period.

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

Outstanding loan commitments and lines and letters of credit were as follows:

	September 30, 2013	December 31, 2012

Loan commitments	$5,606,481	$3,367,392
Unused lines of credit	74,307,654	16,782,690
Standby letters of credit	1,535,012	954,194

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

NOTE 13 – RISK-BASED CAPITAL

Bay and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bay’s and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  The minimum levels of Tier 1 and Total capital to risk-weighted assets are 4% and 8%, respectively, under the current regulations.

In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) require that savings and loan holding companies, like Bay, and FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB, either due to a merger or otherwise.

Quantitative measures established by regulation to ensure capital adequacy require Bay and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).

Actual capital amounts and ratios for Bay (on a consolidated basis) and the Bank are presented in the following table (dollars in thousands):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
As of September 30, 2013:	Actual		Adequacy Purpose			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total Risk-Based Capital Ratio:
Consolidated	$51,508	14.82%	$27,808	8.00%	$	N/A	N/A
Bank	$51,233	14.74%	$27,802	8.00%		$34,753	10.00%

Tier I Risk-Based Capital Ratio:
Consolidated	$50,818	14.62%	$13,904	4.00%	$	N/A	N/A
Bank	$50,543	14.54%	$13,901	4.00%		$20,852	6.00%

Leverage Ratio:
Consolidated	$50,818	11.65%	$17,448	4.00%	$	N/A	N/A
Bank	$50,543	11.59%	$14,447	4.00%		$21,809	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
As of December 31, 2012:	Actual		Adequacy Purpose			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total Risk-Based Capital Ratio:
Consolidated	$32,046	29.48%	$8,696	8.00%	$	NA	NA
Bank	$30,128	27.76%	$8,681	8.00%		$10,852	10.00%

Tier I Risk-Based Capital Ratio:
Consolidated	$31,390	28.88%	$4,348	4.00%	$	NA	NA
Bank	$29,472	27.16%	$4,341	4.00%		$6,511	6.00%

Leverage Ratio:
Consolidated	$31,390	23.67%	$5,306	4.00%	$	NA	NA
Bank	$29,472	22.23%	$5,303	4.00%		$6,629	5.00%

NOTE 14 – FAIR VALUE

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the period ended September 30, 2013.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2013
U.S. government agency	$2,263,862	-	$2,263,862	$-
Residential mortgage-backed securities	21,981,509	-	21,981,509	-
State and municipal	6,962,579	-	6,962,579	-
Equity securities	68,134	68,134	-	-
	$31,276,084	$68,134	$31,207,950	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Residential mortgage-backed securities	$9,716,626	$-	$9,716,626	$-
	$9,716,626	$-	$9,716,626	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted pricing exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, including the current interest rate of similar loans.

Impaired Loans

Loans for which it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, using the present value of expected cash flows, the loan’s observable market price, or the fair value of collateral (less selling costs) if the loan is collateral dependent.  A specific allowance for loan loss is then established or a charge-off is recorded if the loan is collateral dependent and the loan is classified at a Level 3 in the fair value hierarchy.  Appraised collateral values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above.  Valuation techniques are consistent with those applied in prior periods.

Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure (“REO”) is adjusted to fair value upon transfer of the loan to REO and is classified at a Level 3 in the fair value hierarchy.  Subsequently, the REO is carried at the lower of carrying value or fair value.  The estimated fair value for REO included in Level 3 is determined by independent market based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement.  If the fair value of REO deteriorates subsequent to the period of transfer, the REO is also classified at a Level 3 in the fair value hierarchy.  Valuation techniques are consistent with those techniques applied in prior periods.

The tables below present the recorded assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012:

September 30, 2013:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Loans held for sale	$29,259,634	$-	$29,259,634	$-
Impaired loans	611,102	-	-	611,102
Real estate acquired through foreclosure	650,496	-	-	650,496
	$30,521,232	-	29,259,634	1,261,598

December 31, 2012:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$631,483	$-	$-	$631,483
Real estate acquired through foreclosure	1,151,256	-	-	1,151,256
	1,782,739	-	-	1,782,739

Fair Value of Financial Instruments

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

The following disclosure of estimated fair values of the Company's financial instruments at September 30, 2013 and December 31, 2012 is made in accordance with the requirements of ASC Topic 820:

		September 30, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value

Financial assets:
Cash and cash equivalents	Level 1	$29,023,344	$29,023,344	$19,684,829	$19,684,829
Investment securities available for sale (debt)	Level 2	31,207,950	31,207,950	9,716,626	9,716,626
Investment securities available for sale (equity)	Level 1	68,134	68,134	-	-
Restricted equity securities	Level 2	1,009,695	1,009,695	259,800	259,800
Loans held for sale	Level 2	29,259,634	29,259,634	-	-
Loans, net of allowance	Level 3	321,216,811	323,057,811	101,080,230	102,085,888
Bank owned life insurance	Level 2	5,323,240	5,323,240	-	-
Accrued interest receivable	Level 2	1,231,873	1,231,873	330,639	330,639

Financial liabilities:
Deposits	Level 3	380,844,499	381,155,187	100,672,130	100,923,598
Accrued interest payable	Level 2	55,560	55,560	54,429	54,429

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Bay Bancorp, Inc. (“Bay”) is a Maryland corporation and savings and loan holding company.    Until November 1, 2013, Bay operated under the name Carrollton Bancorp.  Effective November 1, 2013, Bay’s corporate name was changed from Carrollton Bancorp to Bay Bancorp, Inc.

On April 19, 2013, Bay,  then known as Carrollton Bancorp, completed its previously announced merger with Jefferson Bancorp, Inc. (“Jefferson”), with Bay as the surviving corporation (the “Merger”).  The Merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, Jefferson is deemed to have acquired Bay in the Merger even though Bay was the legal successor in the Merger, and the historical financial statements of Jefferson have become Bay’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Merger are those of Jefferson, and the historical consolidated financial statements after the Merger include the assets and liabilities of Jefferson and Bay, historical operations of Jefferson and operations of the combined corporation after April l9, 2013.

As part of the Merger, Bay’s bank subsidiary, Carrollton Bank, merged with and into Jefferson’s bank subsidiary, Bay Bank, FSB, with Bay Bank, FSB (the “Bank”) as the surviving bank.  The Bank is a federal savings bank (“FSB”) that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its automated teller machines.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank considers its core market area to be the Baltimore metropolitan area.

As used in the remainder of this report, the term “Company” refers to Bay Bancorp Inc. and, unless the context clearly requires otherwise, its consolidated subsidiaries.

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

•	the Company’s inability to successfully integrate the businesses of Jefferson and Carrollton Bank with those of Bay and the Bank.

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

BUSINESS AND OVERVIEW

Bay is a savings and loan holding company headquartered in Lutherville, Maryland, with one wholly-owned subsidiary, Bay Bank, FSB.  The Bank has five subsidiaries: Bay Financial Services, Inc. (“BFS”), Carrollton Community Development Corporation (“CCDC”), and three limited liability company subsidiaries.

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

BFS provides brokerage services and a variety of financial planning and investment options to customers through INVEST Financial Corp. (“INVEST”) pursuant to a service agreement with INVEST and recognizes commission income as these services are provided.  The investment options BFS offers through this arrangement include mutual funds, U.S. government bonds, tax-free municipal bonds, individual retirement accounts, long-term care, and health care insurance services. INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (the “SEC”), a member of Securities Investor Protection Corporation (“SIPC”), and licensed with state insurance agencies in all 50 states.  BFS refers clients to an INVEST representative for investment counseling prior to purchase of securities.

The Bank’s three limited liability company subsidiaries manage and dispose of real estate acquired through foreclosure.

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

 The Company reported net income of $0.6 million and $4.5 million for the three and nine months ended September 30, 2013, respectively, compared to a net income of $0.2 million and net income of $0.5 million for the three and nine months ended September 30, 2012, respectively.  The increases in net income were primarily the result of the bargain purchase gain attributable to the Merger; therefore, net income for the 2013 periods is not comparable to prior year periods included in this report.

The Merger has strengthened the Company’s market position geographically, enhanced its retail delivery channel, allowed the Company to provide extraordinary customer service while delivering a fuller range of services and products, and lessened the Company’s dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, electronic banking division and a brokerage services subsidiary.

Return on average assets and return on average equity are key measures of the Company’s performance.  Return on average assets, the quotient of net income divided by average total assets, measures how effectively the Company utilizes its assets to produce income.  The Company’s return on average assets for the three and nine months ended September 30, 2013 was 0.51% and 1.80%, respectively.  Return on average equity, the quotient of net income divided by average equity, measures how effectively the Company invests its capital to produce income.  Return on average equity for the three and nine months ended September 30, 2013 was 4.27% and 12.93%, respectively.

Noninterest Income

Noninterest income for the three months ended September 30, 2013 was $1.4 million compared to $0.1 million for the same period in 2012, representing an increase of $1.3 million.  The increase in noninterest income was the result of the Merger.  The primary Merger-related drivers of noninterest income for the three months ended September 30, 2013 included three new business units acquired in the Merger (mortgage-banking fees and gains of $0.5 million, electronic banking fees of $0.7 million, and brokerage commissions of $0.2 million) with a partially offsetting adjustment of $0.3 million to the bargain purchase gain.

Noninterest income for the nine months ended September 30, 2013 was $8.9 million compared to $0.4 million for the same period in 2012, representing an increase of $8.5 million.  The increase in noninterest income was the result of the Merger.  The primary Merger-related drivers of noninterest income for the nine months ended September 30, 2013 included the bargain purchase gain totaling $5.0 million and three new business units acquired in the Merger (mortgage-banking fees and gains of $1.6 million, electronic banking fees of $1.4 million, and brokerage commissions of $0.3 million).

Noninterest Expense

The increase in noninterest expense for the three months and nine months ended September 30, 2013 when compared to the same periods in 2012 was the result of the Merger.  On the  effective date of the Merger, the number of personnel increased from 37 to 172  and the number of branches increased from two to 12.

Noninterest expense for the three months ended September 30, 2013 was $6.7 million compared to $2.0 million for the same period in 2012, representing an increase of $4.7 million.  The primary contributors to the increase in noninterest expense for the three months ended September 30, 2013 were increases in salaries and employee benefits of $2.5 million, core deposit intangible amortization of $0.3 million,  occupancy and equipment expenses of $0.8 million, and data processing costs of $0.3 million.

Noninterest expense for the nine months ended September 30, 2013 was $16.2 million compared to $6.1 million for the same period in 2012, representing an increase of $10.1 million.  The primary contributors to the increase in noninterest expense for the nine months ended September 30, 2013 were increases in salaries and employee benefits of $4.6 million, Merger-related expenses of  $1.3 million, occupancy and equipment expenses of $1.5 million,  data processing and item processing services of $0.4 million, legal, accounting and other professional fees of $0.4 million and core deposit intangible amortization of $0.4 million.

Income Taxes

The benefit for income taxes totaled $0.4 million, or an effective tax rate of (260.9)% for the three months ended September 30, 2013 compared to a  $0.2 million expense, or an effective tax rate of 49.2%, for the same period in 2012. For the nine months ended September 30, 2013, the provision for income taxes totaled $0.2 million, or an effective tax rate of 5.0%, compared to $0.5 million, or an effective tax rate of 47.2%, for the same period in 2012. The decrease in the effective tax rate for the nine months ended September 20, 2013 when compared to that for the same period in 2012 resulted from the following:

•	In 2013, the bargain purchase gain resulting from the Merger is not included in taxable income resulting in a lower effective tax rate; and

•

In 2012, there were more acquisition costs incurred compared to 2013 that were not  deductible for tax purposes; therefore, the Company’s taxable income is not reduced for these costs, resulting in a higher effective tax rate.

Unless there are any significant unusual transactions or changes in tax law, the Company’s effective tax rate is likely to return to a rate closer to the combined federal and state statutory rate of 40% for the year 2014.

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

The allowance for loan losses (the “allowance”) involves a higher degree of judgment and complexity than other significant accounting policies.  The allowance is calculated with the objective of maintaining a reserve level believed by the Company to be sufficient to absorb estimated probable loan losses.  The Company’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired and purchased credit impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from the Company’s estimates, an additional provision for loan losses may be required that would adversely impact earnings in future periods. See the section of this document titled, “Allowance for Loan Losses and Credit Risk Management.”

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired loans are initially measured at fair value, which considers estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance related to these loans was not carried over and recorded at the acquisition date.  The Company monitors actual loan cash flows to determine any improvement or deterioration from those forecasted as of the acquisition date.  Acquired loans with specific credit deterioration are accounted for by the Company in accordance with Financial Accounting Standards Board Accounting Standards Codification 310-30.  Certain acquired loans, those for which specific credit related deterioration subsequent to origination is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected.  Income recognition on purchased credit impaired loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.

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

Other significant accounting policies are presented in Note 1 of the accompanying financial statements.  The Company has not substantively changed any aspect of its overall approach in the application of the foregoing policies.

FINANCIAL CONDITION

Investment Securities

The Company’s investment policy authorizes management to invest in traditional securities instruments in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment portfolio consists of securities available for sale.  Securities available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

The investment portfolio consists primarily of U.S. Government agency securities, residential mortgage-backed securities, and state and municipal obligations.  The income from state and municipal obligations is exempt from federal income tax.  Certain agency securities are exempt from state income taxes.  The Company uses the investment portfolio as a source of both liquidity and earnings.   Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk and to look for opportunities to use liquidity from maturing investments to reduce the Company’s use of high cost certificates of deposit and borrowed funds.

Investment securities increased $21.6 million, or 222%, to $31.3 million at September 30, 2013, from $9.7 million at December 31, 2012.  This increase was the result of the Merger, which added $22.5 million of investment securities to the Company’s investment portfolio, and new securities purchases totaling $6.1 million.  Offsetting decreases included the sale of all trust preferred securities issued by banks, thrifts and insurance companies acquired in the Merger totaling $2.6 million, principal pay downs totaling $3.5 million, a decrease in market value of $0.4 million and the reclassification of a security from investment securities to restricted equity securities of $0.2 million.

Restricted Equity Securities

Restricted equity securities increased $0.7 million, or 289%, to $1.0 million at September 30, 2013, from $0.3 million at December 31, 2012.  This increase was primarily a result of the Merger.

Loans Held for Sale

Loans held for sale were $29.3 million at September 30, 2013 compared to $0 at December 31, 2012. The increase in loans held for sale was due to the addition of the mortgage banking business unit as a result of the Merger.  Loans originated for sale to third party investors generally remain on the Company’s balance sheet for an average of 45 days.

Loans

Loans, net of deferred fees and costs, increased by $220.2 million from $101.7 million at December 31, 2012 to $321.9 million at September 30, 2013, due primarily to the Merger.

Loans are placed on nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Placing a loan on nonaccrual status means that the Company no longer accrues interest on such loan and reverses any interest previously accrued but not collected.  Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.  A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to make payments in accordance with the terms of the loan and remain current.

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

At September 30, 2013, the Company had 36 impaired loans totaling $4.3 million (excluding loans acquired with deteriorated credit quality).  Of this amount, 26 impaired loans totaling $2.5 million were classified as nonaccrual loans.  At September 30, 2013, troubled debt restructurings, or TDRs, included in impaired loans totaled $2.7 million, nine loans of which were included in nonaccrual loans having a total balance of $1.1 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At September 30, 2013, the total valuation allowance for impaired loans was $5,474 which related to one TDR.

The following table provides information concerning nonperforming assets and past due loans at the dates indicated:

	September 30, 2013	December 31, 2012
Nonaccrual loans	$2,919,415	$1,299,252
Restructured loans excluding those in nonaccrual	1,634,226	1,794,220
Real estate acquired through foreclosure	1,190,571	1,151,256
Total non-performing assets	$5,744,212	$4,244,728

Accruing loans past-due 90 days or more	$-	$460,354

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

Allowance for Loan Losses and Credit Risk Management

The allowance for loan losses is established to estimate losses that may occur on loans by recording a provision for loan losses that is charged to earnings  in the current period.  The allowance is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historic experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Measured impairment and credit losses are charged against the allowance when management believes the loan or a  portion of the loan’s balance is not collectable.  Subsequent recoveries, if any, are credited to the allowance.

The allowance consists of specific and general components.  The specific component relates to individual loans that are classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement and primarily includes nonaccrual loans, troubled debt restructurings, and purchased credit impaired loans where cash flows have deteriorated from those forecast as of the acquisition date.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value of the loan.  For impaired loans, any measured impairment is properly charged-off against the loan and allowance in the applicable reporting period.  The specific component may fluctuate from period to period if changes occur in the nature and volume of impaired loans.

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

The allowance was $690,474 at September 30, 2013, compared to $655,942 at December 31, 2012.  The allowance as a percentage of total portfolio loans was 0.21% at September 30, 2013 and 0.64% at December 31, 2012.  The decreases in this percentage were due primarily to the acquisition of loans as part of the Merger for which no reserves were established at September 30, 2013.

For non-impaired legacy Bay National Bank loans acquired without evidence of deteriorated credit quality, there was an unamortized discount of $1.3 million and $1.9 million at September 30, 2013 and December 31, 2012, respectively, which represented 4.3% and 5.1%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $1.9 million at September 30, 2013 which represented 1.1% of the related loan balance.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three months ended September 30, 2013, the Company recorded net charge-offs of $398,328 compared to net charge-offs of $120,269 during the same period in 2012.  During the nine months ended September 30, 2013, the Company recorded net charge-offs of $499,089 compared to net charge-offs of $778,975 during the same period in 2012.

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2013:

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013

Balance at beginning of period	$738,437	$655,942
Charge-offs	(426,063)	(569,486)
Recoveries	27,735	70,397
Provision for credit losses	350,365	533,621
Balance at end of period	$690,474	$690,474

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2012:

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012

Balance at beginning of period	$557,571	$824,653
Charge-offs	(143,578)	(832,284)
Recoveries	23,309	53,309
Provision for credit losses	14,928	406,552
Balance at end of period	$452,230	$452,230

Deposits

The following table presents the composition of deposits at the dates indicated.

	September 30, 2013		December 31, 2012		2013 vs 2012
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing demand	$96,962,194	25%	$22,005,741	22%	$74,956,453	341%

Interest-bearing checking	38,535,230	10%	7,088,483	7%	31,446,747	444%
Savings	28,049,791	7%	424,103	0%	27,625,688	6514%
Total interest-bearing checking and savings	66,585,021	17%	7,512,586	7%	59,072,435	786%

Money market accounts	82,377,565	22%	20,051,187	20%	62,326,378	311%

Certificates of deposit of $100,000 or more	61,778,707	16%	41,670,949	41%	20,107,758	48%
Certificates of deposit under $100,000	73,141,012	19%	9,431,667	9%	63,709,345	675%
Total certificates of deposit	134,919,719	35%	51,102,616	51%	83,817,103	164%
Total Deposits	$380,844,499	100%	$100,672,130	100%	$280,172,369	278%

The $280.2 million increase in total deposits was primarily attributable to the Merger, which added total deposits of $318.3 million.  Certificate of deposit balances have decreased by $35.5 million since the Merger, as the Company’s strong liquidity position has allowed for a reduced dependence on large denomination and non-relationship balances.

The ratio of noninterest-bearing deposits to total deposits increased to 25% at September 30, 2013, from 22% at December 31, 2012.

Included in the Company’s certificate of deposit portfolio are brokered certificates of deposit through the Promontory Interfinancial Network.  Through this deposit matching network and its certificate of deposit account registry service (“CDARS”), the Company obtained the ability to offer its customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When the Company places funds through CDARS on behalf of a customer, it typically receives matching deposits through the network’s reciprocal deposit program.  The Company can also choose to place deposits through this network without receiving matching deposits.  At September 30, 2013, the Company had $12.9 million in CDARS deposits through the reciprocal deposit program compared to $0 million at December 31, 2012.  In addition, the Company had $0.3 million of non-reciprocal deposits in the CDARS program as of September 30, 2013 and $0.2 million as of December 31, 2012.

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

At September 30, 2013, the Company’s total stockholders’ equity increased to $54.6 million from $31.8 million at December 31, 2012, primarily as a result of the Merger but also due to the $4.5 million in net earnings for the nine months ended September 30, 2013.

Bay and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bay’s and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  The minimum levels of Tier 1 and Total capital to risk-weighted assets are 4% and 8%, respectively, under the current regulations.

In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) require that savings and loan holding companies, like Bay, and FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of at least 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB, either due to a merger or otherwise.

Quantitative measures established by regulation to ensure capital adequacy require Bay and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).

Actual capital amounts and ratios for Bay (on a consolidated basis) and the Bank are presented in the following tables (dollars in thousands):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
As of September 30, 2013:	Actual		Adequacy Purpose			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total Risk-Based Capital Ratio:
Consolidated	$51,508	14.82%	$27,808	8.00%	$	N/A	N/A
Bank	$51,233	14.74%	$27,802	8.00%		$34,753	10.00%

Tier I Risk-Based Capital Ratio:
Consolidated	$50,818	14.62%	$13,904	4.00%	$	N/A	N/A
Bank	$50,543	14.54%	$13,901	4.00%		$20,852	6.00%

Leverage Ratio:
Consolidated	$50,818	11.65%	$17,448	4.00%	$	N/A	N/A
Bank	$50,543	11.59%	$14,447	4.00%		$21,809	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
As of December 31, 2012:	Actual		Adequacy Purpose			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total Risk-Based Capital Ratio:
Consolidated	$32,046	29.48%	$8,696	8.00%	$	NA	NA
Bank	$30,128	27.76%	$8,681	8.00%		$10,852	10.00%

Tier I Risk-Based Capital Ratio:
Consolidated	$31,390	28.88%	$4,348	4.00%	$	NA	NA
Bank	$29,472	27.16%	$4,341	4.00%		$6,511	6.00%

Leverage Ratio:
Consolidated	$31,390	23.67%	$5,306	4.00%	$	NA	NA
Bank	$29,472	22.23%	$5,303	4.00%		$6,629	5.00%

The OCC is required to take certain supervisory actions against an undercapitalized FSB, the severity of which depends upon the FSB’s degree of capitalization.  Failure to maintain an appropriate level of capital could cause the OCC to take any one or more of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

In July 2013, the Federal Reserve and the OCC, along with the other federal bank regulatory agencies, issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past-due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.   The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of at least 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies, such as Bay, effective January 1, 2015.

Management is in the process of reviewing the new rule to determine the impact that it will have on Bay and the Bank.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company’s earnings.  Net interest income is a function of several factors, including the volume and mix of interest-earning assets and funding sources, as well as the relative level of market interest rates.  While management’s policies influence some of these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve also affect net interest income.

Net interest income increased by $3.5 million, or 150%, and $5.4 million, or 75%, for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012 due to the higher average balances of earning assets for the 2013 periods added by the Merger.  Net interest margin, which represents the annualized percentage of net interest income as compared to average interest earning assets, declined to 5.44% and 5.37% for the three and nine months ended September 30, 2013, respectively, as compared to 7.37% and 7.70%, respectively, for the same periods in 2012.  The declines in the net interest margin when compared to prior year periods were due largely to the loans acquired in the Merger having lower yields than the pre-Merger Bay Bank, FSB loan portfolio which benefited in 2012 from accelerated accretion on early loan resolutions.

Total interest income increased by $3.7 million, or 152%, and $5.8 million, or 78%, for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.  Interest and fee income on loans increased by $3.3 million, or 137%, for the three months ended September 30, 2013 and by $5.1 million, or 69%, for the nine months ended September 30, 2013 when compared to the same periods in 2012.  Interest income on loans held for sale, investment securities and interest-bearing deposits in banks and federal funds sold increased by an aggregate of $0.5 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.  The interest income increases for the 2013 periods were due primarily to the interest-earning assets acquired in the Merger.

Total interest expense increased by $0.3 million for the three months ended September 30, 2013 and $0.5 million for the nine months ended September 30, 2013 when compared to the same periods in 2012.  The interest expense increases were due primarily to the interest-bearing deposits acquired in the Merger.  However, the total cost of interest-bearing liabilities decreased to 0.53% and 0.56% for the three and nine months ended September 30, 2013, respectively, as compared to 0.77% and 0.78%, respectively, for the same period in 2012.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:
Interest bearing deposits with banks and federal funds sold	$31,173,177	$20,730	0.26%	$15,672,287	$8,433	0.21%
Investment securities available for sale	27,953,097	149,767	2.14%	10,841,781	55,393	2.04%
Restricted equity securities	690,700	4,500	2.58%	284,892	1,161	1.62%
Total cash and investments	59,816,974	174,997	1.16%	26,798,960	64,987	0.96%

Loans held for sale	36,152,972	349,561	3.87%	-	-	-
Loans, net
Commercial & Industrial	40,861,175	800,352	7.77%	22,862,859	670,729	11.67%
Commercial Real Estate	158,063,888	2,660,710	6.68%	33,093,742	711,456	8.55%
Residential Real Estate	61,938,709	1,121,242	7.24%	22,034,222	567,456	10.30%
HELOC	41,583,873	519,414	5.00%	12,550,350	216,628	6.90%
Construction	21,462,642	368,474	6.81%	2,809,895	77,712	11.00%
Land	1,723,718	176,465	40.62%	4,363,995	127,353	11.61%
Consumer & Other	2,185,037	32,645	5.93%	949,795	24,857	10.41%
Total loans, net	327,819,042	5,679,302	6.87%	98,664,858	2,396,191	9.66%
Total earning assets	423,788,988	$6,203,860	5.81%	125,463,818	$2,461,178	7.80%
Cash	7,383,118			333,774
Allowance for loan losses	(765,831)			(539,060)
Market valuation	(196,364)			491,680
Other assets	27,757,018			2,941,819
Total non-earning assets	34,177,941			3,228,213
Total assets	$457,966,929			$128,692,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$67,150,443	$19,931	0.12%	$6,347,858	$3,530	0.22%
Money market	83,028,390	76,174	0.36%	23,397,966	13,727	0.23%
Certificates of deposit	149,947,049	301,054	0.80%	41,806,576	121,150	1.15%
Total interest-bearing deposits	300,125,882	397,159	0.53%	71,552,400	138,407	0.77%
Borrowed funds:
Federal funds purchased	-	-	-	-	-	-
FHLB advances	-	-	-	-	-	-
Total borrowed funds	-	-		-	-
Total interest-bearing funds	300,125,882	397,159	0.53%	71,552,400	138,407	0.77%
Noninterest-bearing deposits	98,384,826	-		26,395,208	-
Total cost of funds	398,510,708	$397,159	0.40%	97,947,608	$138,407	0.56%
Other liabilities and accrued expenses	5,159,906			606,802
Total Liabilities	403,670,614			98,554,410
Stockholders' Equity	54,296,315			30,137,621
Total Liabilities and Stockholders' Equity	$457,966,929			$128,692,031
Net interest income		$5,806,701			$2,322,771
Yield on earning assets			5.81%			7.80%
Cost of interest-bearing liabilities			0.53%			0.77%
Net interest spread			5.28%			7.03%
Net interest margin			5.44%			7.37%

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:
Interest bearing deposits with banks and federal funds sold	$28,702,898	$58,526	0.27%	$13,731,729	$21,756	0.21%
Investment securities available for sale	20,313,935	310,900	2.04%	12,091,622	170,551	1.88%
Restricted equity securities	544,539	10,586	2.60%	385,768	4,071	1.41%
Total cash and investments	49,561,372	380,012	1.03%	26,209,119	196,378	1.00%

Loans held for sale	21,517,686	590,714	3.66%	-	-	0.00%
Loans, net
Commercial & Industrial	30,118,143	1,812,076	8.04%	23,322,592	1,977,894	11.33%
Commercial Real Estate	115,183,781	5,570,534	6.47%	31,784,218	2,260,922	9.50%
Residential Real Estate	47,212,067	2,658,607	7.51%	21,767,560	1,735,792	10.63%
HELOC	28,087,440	1,211,108	5.75%	12,981,923	683,019	7.02%
Construction	15,235,703	826,097	7.25%	1,899,583	81,500	5.73%
Land	1,946,873	263,527	18.10%	4,587,871	518,799	15.10%
Consumer & Other	1,729,460	68,877	5.32%	830,085	84,149	13.54%
Total loans, net	239,513,467	12,410,826	6.93%	97,173,832	7,342,075	10.09%
Total earning assets	310,592,525	$13,381,552	5.76%	123,382,951	$7,538,453	8.16%
Cash	4,826,887			332,269
Allowance for loan losses	(787,898)			(704,218)
Market valuation	248,285			452,796
Other assets	18,542,519			2,999,028
Total non-earning assets	22,829,793			3,079,875
Total Assets	$333,422,318			$126,462,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$43,217,713	$45,057	0.14%	$6,566,417	$11,124	0.23%
Money market	57,905,369	163,236	0.38%	21,981,484	38,062	0.23%
Certificates of deposit	113,701,701	690,470	0.81%	43,627,646	374,606	1.15%
Total interest-bearing deposits	214,824,783	898,763	0.56%	72,175,547	423,792	0.78%
Borrowed funds:
Federal funds purchased	18,315	139	1.01%	-	-
FHLB advances	37,363	1,553	5.56%	-	-
Total borrowed funds	55,678	1,692	4.06%	-	-
Total interest-bearing funds	214,880,461	900,455	0.56%	72,175,547	423,792	0.78%
Noninterest-bearing deposits	68,652,131	-		24,080,518	-
Total cost of funds	283,532,592	$900,455	0.42%	96,256,065	$423,792	0.59%
Other liabilities and accrued expenses	3,551,366			296,628
Total Liabilities	287,083,958			96,552,693
Stockholders' Equity	46,338,360			29,910,133
Total Liabilities and Stockholders' Equity	$333,422,318			$126,462,826
Net interest income		$12,481,097			$7,114,661
Yield on earning assets			5.76%			8.16%
Cost of interest-bearing liabilities			0.56%			0.78%
Net interest spread			5.20%			7.38%
Net interest margin			5.37%			7.70%

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

The Company recorded a provision for loan losses of $0.4 million and $0.5 million for the three and nine months ended September 30, 2013, respectively, compared to $0.01 million and $0.4 million, respectively, for the same periods in 2012.  The increase in the provision for the three months ended September 30, 2013 was due primarily to an overall increase in charged-off loans when compared to the same period in 2012. The increase in the provision for the nine months ended September 30, 2013 was due primarily to the increase in loans outstanding as a result of the Merger and partly due to an increase in loan losses recognized by the Bank’s peer group on which the Company’s allowance is partially based.

Noninterest Income

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table reflects the amounts and changes in noninterest income for the three months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,		2013 vs 2012
	2013	2012	$ Change	% Change

Electronic banking fees (1)	$708,300	$-	$708,300	-
Mortgage-banking fees and gains (1)	529,570	-	529,570	-
Net gain on sale of real estate acquired through foreclosure	40,998	57,358	(16,360)	-29%
Brokerage commissions (1)	199,392	-	199,392	-
Service charges on deposit accounts	100,476	19,360	81,116	419%
Other income (loss)	184,311	69,355	114,956	166%
Bargain purchase gain	(338,598)	-	(338,598)	-
Total Noninterest Income	$1,424,449	$146,073	$1,278,376	875%

(1)	New business unit acquired in the Merger.

The Company recorded noninterest income of $1.4 million for the three months ended September 30, 2013, an increase of $1.3 million when compared to the same period in 2012.  Excluding the reduction to the bargain purchase gain resulting from the Merger of $0.3 million, noninterest income was $1.8 million for the three months ended September 30, 2013, a $1.6 million increase when compared to the same period of 2012. As shown in the table above, a substantial portion of this increase was attributable to the three new business units acquired in the Merger. The remainder of this increase was also primarily a result of the Merger.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table reflects the amounts and changes in noninterest income for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,		2013 vs 2012
	2013	2012	$ Change	% Change

Electronic banking fees (1)	$1,359,477	$-	$1,359,477	-
Mortgage-banking fees and gains (1)	1,556,385	-	1,556,385	-
Net gain on sale of real estate acquired through foreclosure	89,342	179,840	(90,498)	-50%
Brokerage commissions (1)	316,884	-	316,884	-
Service charges on deposit accounts	191,690	59,781	131,909	221%
Other income (loss)	397,418	136,967	260,451	190%
Bargain purchase gain	5,017,301	-	5,017,301	-
Total Noninterest Income	$8,928,497	$376,588	$8,551,909	2271%

(1)	New business unit acquired in the Merger.

The Company recorded noninterest income of $8.9 million for the nine months ended September 30, 2013, an increase of $8.5 million when compared to the same period in 2012.  Excluding the bargain purchase gain of $5.0 million resulting from the Merger, noninterest income was $3.9 million for the nine months ended September 30, 2013, a $3.5 million increase when compared to the same period in 2012. As shown in the table above, a substantial portion of this increase was attributable to the three new business units acquired in the Merger. The remainder of this increase was also primarily a result of the Merger.

Noninterest Expenses

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table reflects the amounts and changes in noninterest expense for the three months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,		2013 vs 2012
	2013	2012	$ Change	% Change

Salary and employee benefits	$3,461,109	$961,819	$2,499,290	260%
Occupancy expenses	716,482	87,620	628,862	718%
Furniture and equipment expenses	239,704	68,406	171,298	250%
Legal, accounting and other professional fees	344,867	232,309	112,558	48%
Data processing and items processing services	394,021	122,399	271,622	222%
FDIC insurance costs	82,246	21,203	61,043	288%
Advertising and marketing related expenses	78,277	32,114	46,163	144%
Foreclosed property expenses	104,170	112,500	(8,330)	-7%
Loan collection costs	143,021	28,288	114,733	406%
Core deposit intangible amortization	336,273	18,106	318,167	1757%
Merger related expenses	143,709	200,396	(56,687)	-28%
Other expenses	674,990	108,349	566,641	523%
Total Noninterest Expenses	$6,718,869	$1,993,509	$4,725,360	237%

The Company recorded noninterest expenses of $6.7 million for the three months ended September 30, 2013, representing an increase of $4.7 million when compared to the same period in 2012.  Excluding Merger-related expenses of $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, noninterest expenses were $6.6 million for the three months ended September 30, 2013, a $4.8 million increase when compared to the same period in 2012. This net increase was primarily a result of the Merger. Some comparative expense drivers are as follows:

•	The number of full time equivalent employees increased from 37 at September 30, 2012 to 164 at September 30, 2013.

•	The number of branches and administrative facilities increased from three at September 30, 2012 to 14 at September 30, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table reflects the amounts and changes in noninterest expense for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,		2013 vs 2012
	2013	2012	$ Change	% Change

Salary and employee benefits	$7,644,886	$2,999,771	$4,645,115	155%
Occupancy expenses	1,458,086	273,049	1,185,037	434%
Furniture and equipment expenses	526,551	182,904	343,647	188%
Legal, accounting and other professional fees	961,948	583,620	378,328	65%
Data processing and items processing services	832,636	382,659	449,977	118%
FDIC insurance costs	194,572	58,855	135,717	231%
Advertising and marketing related expenses	220,254	211,053	9,201	4%
Foreclosed property expenses	273,084	277,708	(4,624)	-2%
Loan collection costs	303,253	57,221	246,032	430%
Core deposit intangible amortization	517,203	73,376	443,827	605%
Merger related expenses	1,998,646	716,271	1,282,375	179%
Other expenses	1,228,680	306,327	922,353	301%
Total Noninterest Expenses	$16,159,799	$6,122,814	$10,036,985	164%

For the nine months ended September 30, 2013, the Company recorded noninterest expenses of $16.2 million, representing an increase of $10.1 million when compared to the same period in 2012.  Excluding Merger-related expenses of $2.0 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively, noninterest expenses were $14.2 million for the nine months ended September 30, 2013, an  $8.8 million increase when compared to the same period of 2012. This net increase was primarily a result of the Merger.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $79.9 million at September 30, 2013.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

The Company’s most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  As of September 30, 2013, the Company had $8.8 million in cash and due from banks, $20.2 million in interest-bearing deposits with banks and federal funds sold, and $31.3 million in investment securities.

The Bank also has external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $93.8 million with the FHLB of which $26.7 million was available to be drawn on September 30, 2013 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the FRB and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities. The Bank had $10.2 million of securities pledged at the FHLB, $0.2 million of securities pledged at the FRB, and an additional $20.7 million of unpledged securities.  Using these securities as collateral, the Bank could borrow approximately $26.9 million as of September 30, 2013.  Additionally, the Bank has unsecured federal funds lines of credit of $8.0 million and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the FRB or to pledge unpledged securities to this institution before it could borrow against this line.  There was no balance outstanding under these lines or other borrowings at September 30, 2013.

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

MARKET RISK AND INTEREST RATE SENSITIVITY

The Company’s primary market risk is interest rate fluctuation.  Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans.  Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on the Company’s assets and the interest paid on its liabilities.  The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The Asset/Liability and Investment Committee of the Bank’s Board of Directors oversees the Company’s management of interest rate risk.  The objective of the management of interest rate risk is to maximize shareholder value, enhance profitability and increase capital, serve customer and community needs, and protect the Company from any adverse financial consequences associated with changes in interest rate risk.

Due to changes in interest rates, the level of income for a financial institution can be affected by the repricing characteristics of its assets and liabilities.  At September 30, 2013, the Company was in an asset sensitive position.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bay Bancorp, Inc. reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Bay’s principal executive officer (“PEO”) and its principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of September 30, 2013 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended September 30, 2013, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the its results of operation or financial condition.

ITEM 1A.    RISK FACTORS

The risks and uncertainties to which the Company’s financial condition and results of operations are subject were discussed in Bay’s Annual Report on Form 10-K for the year ended December 31, 2012 and in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.  Management does not believe that any material changes in these risk factors have occurred since they were last disclosed.

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

BAY BANCORP, INC.

PRINCIPAL EXECUTIVE OFFICER:

Date	November 14, 2013	/s/Kevin B. Cashen
Kevin B. Cashen
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	November 14, 2013	/s/ David E. Borowy
David E. Borowy Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.Description

31.1Rule 13a-14(a) Certification by the Principal Executive Officer (filed herewith)

31.2Rule 13a-14(a) Certification by the Principal Financial Officer (filed herewith)

32.1Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)