Form 10-K
period 2013-12-31
BAY BANCORP, INC.
filed 2014-03-31
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number   0-23090

BAY BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-1660951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2328 West Joppa Road, Suite 325, Lutherville, Maryland 21093

(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code (410) 494-2580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:Name of Each Exchange on Which Registered:

Common Stock, par value $1.00 per share          NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (check one):    Large accelerated filer ☐Accelerated filer ☐    Non-accelerated filer ☐Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates was $7,301,185, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2013).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

At March 27, 2014, the number of shares outstanding of the registrant’s common stock was 9,379,753.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K

BAY BANCORP, INC.

PART I

As used in this Annual Report, the term “the Company” refers to Bay Bancorp, Inc. and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Bay Bancorp, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans and strategies; objectives and intentions and the anticipated results thereof; the impact of the recent merger; the impact of regulations on our business; our potential exposure to various types of market risks, such as interest rate risk and credit risk; anticipated funding of commitments to extend credit and unused lines of credit; potential losses from off-balance sheet arrangements, taking advantage of opportunities emerging as the business environment improves and leads to increased loan demand in the future; the recovery of fair value of available for sale securities; the allowance for loan losses; liquidity sources and the impact of the outcome of pending legal proceedings are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things:

•	unexpected changes or further deterioration in the housing market or in general economic conditions in our market area, or a slowing economic recovery;
•	unexpected changes in market interest rates or monetary policy;
•	the impact of new governmental regulations that might require changes in our business model;
•	changes in laws, regulations, policies and guidelines impacting our ability to collect on outstanding loans or otherwise negatively impacting its business;
•	higher than anticipated loan losses or the insufficiency of the allowance for credit losses;
•	changes in consumer confidence, spending and savings habits relative to the services we provide;
•	continued relationships with major customers;
•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;
•	the ability to continue to grow our business internally and through acquisition and successful integration of bank entities while controlling our costs; and
•

changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect us specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.  We undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations may not be indicative of future results.

ITEM 1. BUSINESS

GENERAL

Bay Bancorp, Inc., a Maryland corporation organized in 1990, is a savings and loan holding company headquartered in Lutherville, Maryland.  Until November 1, 2013, the Company operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s name was changed to Bay Bancorp, Inc.

On April 19, 2013, the Company completed its previously announced merger with Jefferson Bancorp, Inc. (“Jefferson”) with the Company as the surviving corporation (the “Merger”).  The Merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, Jefferson is deemed to have acquired the Company in the Merger even though the Company was the legal successor in the Merger, and the historical financial statements of Jefferson have become the Company’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Merger are those of Jefferson, and the historical consolidated financial statements after the Merger include the assets and liabilities of Jefferson and the Company, historical operations of Jefferson and operations of the combined Company after April l9, 2013.

Prior to the Merger, the Company had one bank subsidiary, Carrollton Bank, and Jefferson had one bank subsidiary, Bay Bank, FSB (the “Bank”).  The Bank commenced operations on July 9, 2010.  As part of the Merger, Carrollton Bank merged with and into the Bank, with the Bank as the surviving bank subsidiary of the Company.  The Bank is a federal savings bank (“FSB”) that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its automated teller machines.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank has five subsidiaries: Bay Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); and three limited liability company subsidiaries.

We are focused on providing superior financial and customer service to small and medium-sized commercial and retail businesses, owners of these businesses and their employees, to business professionals and to individual consumers located in the central Maryland region, through our network of twelve branch locations.  We attract deposit customers from the general public and use such funds, together with other borrowed funds, to make loans.  Our results of operations are primarily determined by the difference between interest income earned on our interest-earning assets, primarily interest and fee income on loans, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

Our mortgage division is in the business of originating residential mortgage loans and then selling them to investors.  The mortgage banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market.  Mortgage banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.  Loans originated by the mortgage division are generally sold into the secondary market but may be considered for retention by us as part of our balance sheet strategy.

BFS provides brokerage services and a variety of financial planning and investment options to customers.  Through December 31, 2013, these services were provided in partnership with INVEST Financial Corp. (“INVEST”) pursuant to a service agreement and BFS recognized commission income as these services were provided.  The investment options BFS offered through this arrangement included mutual funds, U.S. government bonds, tax-free municipal bonds, individual retirement accounts, long-term care, and health care insurance services. INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (the “SEC”), a member of Securities Investor Protection Corporation (“SIPC”), and licensed with state insurance agencies in all 50 states.  BFS referred clients to an INVEST representative for investment counseling prior to purchase of securities.  Our service agreement with INVEST terminated on December 31, 2013; therefore, we are currently not offering brokerage services to our customers.  We expect to resume offering brokerage services during 2014.

The Bank’s three limited liability company subsidiaries manage and dispose of real estate acquired through foreclosure.

CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland.  We coordinate its efforts to identify opportunities with a local non-profit ministry whose mission and vision is to eliminate poverty housing in the region by building decent houses for affordable homeownership throughout the Baltimore metropolitan region. CCDC generates revenue through the origination of loans for the purchase of these homes.

 The Merger has strengthened our market position geographically, enhanced our retail delivery channel, allowed us to provide extraordinary customer service while delivering a fuller range of services and products, and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, electronic banking division and a brokerage services subsidiary.

AVAILABILTY OF INFORMATION

We make available through the Investor Relations area of our website, at www.baybankmd.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  In general, we intend that these reports be available as soon as practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”).  The SEC maintains a website (www.sec.gov) where these filings are also available through the SEC’s EDGAR system.  There is no charge for access to these filings through either our site or the SEC’s site.

MARKET AREA

We consider our core markets to be the communities within the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, Carroll and Harford, as well as Wicomico and Somerset counties on the Eastern Shore of Maryland.  Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states.  All of our revenue is generated within the United States.

COMPETITION

Our principal competitors for deposits are other financial institutions, including other savings institutions,  commercial banks, credit unions, and local banks and branches or affiliates of other larger banks located in our primary market area.  Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities.  Additional competition for depositors' funds comes from mutual funds, U.S. Government securities, insurance companies and private issuers of debt obligations and suppliers of other investment alternatives for depositors such as securities firms.  Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed.  Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes.  Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Maryland law permit interstate banking. Recent legislation has broadened the extent to which financial services companies, such as investment banks and insurance companies, may control commercial banks. As a consequence of these developments, competition in our principal market may increase, and a further consolidation of financial institutions in Maryland may occur.

STRATEGY

We operate on the premise that the consolidation activities in the banking industry have created an opportunity for a well-capitalized community bank to satisfy banking needs that are no longer being adequately met in the local market. Large national and regional banks are catering to larger customers and provide an impersonal experience, and typical community banks, because of their limited capacity, are unable to meet the needs of many small-to-medium-sized businesses.  Specifically, as a result of bank mergers in the 1990s, many banks in the Baltimore metropolitan area became local branches of large regional and national banks.  Although size gave the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, we believe that these larger, national banks remain focused on a mass market approach which de-emphasizes personal contact and service. We also believe that the centralization of decision-making power at these large institutions has resulted in a lack of customer service.  At many of these institutions, determinations are made at the out-of-state “home office" by individuals who lack personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution.  We believe that this trend is ongoing, and continues to be particularly frustrating to owners of small and medium-sized businesses, business professionals and individual consumers who traditionally have been accustomed to dealing directly with a bank executive who had an understanding of their banking needs with the ability to deliver a prompt response.

We attempt to differentiate ourselves from the competition through personalized service, flexibility in meeting the needs of customers, prompt decision making and the availability of senior management to meet with customers and prospective customers.

PRODUCTS AND SERVICES

General

Our primary market focus is on making loans to and gathering deposits from small and medium-sized businesses and their owners, professionals and executives, and individual consumers in our primary market area.  We lend to customers throughout Maryland, with our core market the Baltimore MSA as well as Wicomico and Somerset counties. To a limited extent, we lend to customers in the surrounding states.  Our lending activities consist generally of short to medium term commercial lending, commercial mortgage lending for both owner occupied and investor properties, residential mortgage lending and consumer lending, both secured and unsecured. A substantial portion of our loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

Lending Activities

Credit Policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  Our lending staff follows pricing guidelines established periodically by our management team.  All loan approvals require two signatures; no commercial loan authority is given to individual relationship managers. Loans to $750,000 must be approved by the Chief Lending Officer and Credit Administration or the CEO.  Loans from $750,000 to $1,750,000 must be approved by the Chief Credit Officer and CEO.  Loans from $1,750,000 to $3,250,000 must be approved by our Officers’ Loan Committee.  Loans greater than $3,250,000 must be approved by our Directors’ Loan Committee with the prior approval of the Officers’ Loan Committee. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

In addition to the normal repayment risks, all loans in the portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market.  Generally, longer-term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to ensure that we minimize past due loans and that we swiftly deal with potential problem loans.

The Bank also retains an outside, independent firm to review the loan portfolio.  This firm performs a detailed annual review. We use the results of the firm’s report primarily to validate the risk ratings applied to loans in the portfolio and identify any systemic weaknesses in underwriting, documentation or management of the portfolio. Results of the annual review are presented to executive management, the audit committee of the board and the full board of directors and are available to and used by regulatory examiners when they review the Bank’s asset quality.

The Bank maintains the normal checks and balances on the loan portfolio not only through the underwriting process but through the utilization of an internal credit administration group that both assists in the underwriting and serves as an additional reviewer of underwriting. The separately managed loan administration group also has oversight for documentation, compliance and timeliness of collection activities.  Our outsourced internal audit firm also reviews documentation, compliance and file management.

Commercial Lending

Our commercial lending consists of lines of credit, revolving credit facilities, accounts receivable and inventory financing, term loans, equipment loans, small business administration (SBA) loans, stand-by letters of credit and unsecured loans.  We originate commercial loans for any business purpose, including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities.  These loans typically have maturities of ten years or less.  We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment.  We generally secure commercial business loans with accounts receivable and inventory, equipment, indemnity deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at the Bank.  Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business. To help manage this risk, we establish parameters/covenants at the inception of the loan to provide early warning signals before payment default.  We normally seek to obtain appropriate collateral and personal guarantees from the borrower’s principal owners.  We are able, given our business model, to proactively monitor the financial condition of the business.

Commercial Real Estate Lending

We finance commercial real estate for our clients, for both owner-occupied properties and investor properties (including residential properties).  We generally will finance owner-occupied commercial real estate at a maximum loan-to-value ratio of 80% and investor commercial real estate at a maximum loan-to-value ratio of 75%.  Our underwriting policies and processes focus on the underlying credit of the owner-occupied real estate and on the rental income stream (including rent terms and strength of tenants) for investor commercial real estate as well as an assessment of the underlying real estate.  Risks inherent in managing a commercial real estate portfolio relate to vacancy rates/absorption rates for surrounding properties, sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate these risks by carefully underwriting loans of this type as well as by following appropriate loan-to-value standards. We are cash flow lenders and never rely solely on property valuations in reaching a lending decision. Personal guarantees are often required for commercial real estate loans as they are for other commercial loans.  Most of our real estate loans carry fixed interest rates and amortize over 20 – 25 years with five- to ten-year maturities.  Properties securing our commercial real estate loans primarily include office buildings, office condominiums, distribution facilities, retail properties, and manufacturing plants.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans.    Commercial real estate loans, however, entail significant additional risks as compared with residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment of loans secured by income producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service.  Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Construction Lending

Construction lending can cover funding for land acquisition, land development and/or construction of residential or commercial structures.  Our construction loans generally bear a variable rate of interest and have terms of one to two years.  Funds are advanced on a percentage-of-completion basis.  These loans are generally repaid at the end of the development or construction phase, although loans for commercial construction will often convert into a permanent commercial real estate loans at the end of the term of the loan.  Loan to value parameters range from 65% of the value of raw land to 75% for developed land and 80% for commercial or multifamily construction and residential construction.  These loan-to-value ratios represent the upper limit of advance rates to remain in compliance with Bank policy.  Typically, loan-to-value ratios should be somewhat lower than these upper limits, requiring the borrower to provide significant equity at the inception of the loan.  Our underwriting looks not only at the value of the property but the expected cash flows to be generated by sale of the parcels or completed construction. The borrower must have solid experience in this type of construction and personal guarantees are required.

Construction lending entails significant risks compared with residential mortgage lending.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. The value of the project is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  If the estimate of construction or development cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property.  Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment.  To mitigate these risks, in addition to the underwriting considerations noted above, we maintain an in-house construction monitoring unit that has oversight for the projects and we require both site visits and frequent reporting before funds are advanced.

Residential Real Estate Lending

We offer a variety of consumer-oriented residential real estate loans. Residential mortgage loans consist primarily of first mortgage loans to individuals, most of which have a loan-to-value not exceeding 80%.   The remainder of this portion of our portfolio consists of home equity lines of credit and fixed rate home equity loans.  Our residential real estate loans are generally for owner-occupied single family homes.  These loans are generally for a primary residence although we will occasionally originate loans for a second home where the borrower has strong credit.  Our residential real estate loans are generally either fixed rate loans with ten-year terms or five, seven, and ten-year adjustable rate mortgages with a thirty-year amortization.

Our home equity loans and home equity lines of credit are primarily secured by a second mortgage on owner-occupied one-to four-family residences.  Our home equity loans are originated at fixed or adjustable interest rates and with terms of between five and twenty years and are fully amortizing.  Our home equity lines allow for the borrower to draw against the line for ten years, after which the outstanding balance is amortized over twenty years.  Home equity lines of credit carry a variable rate of interest and are interest only during the draw period.  Home equity loans and lines of credit are generally underwritten with a maximum combined loan-to-value ratio of 80%  although in some instances the combined loan-to-value ratio may reach 89.9%. We require appraisals or valuations on all real estate loans – both commercial and residential.  At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.  Home equity loans and lines of credit greater than $50,000 also require title insurance, and borrowers must obtain hazard insurance, and flood insurance if applicable.

Home equity loans and lines of credit generally have greater risk than one- to four-family residential mortgage loans. In these cases, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  In particular, because home equity loans are secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans.  Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

Our home equity loan portfolio gives us a diverse client base.  Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk.

Consumer Lending

We offer various types of secured and unsecured consumer loans. Generally, our consumer loans are made for personal, family or household purposes as a convenience to our customer base.  As a general guideline, a consumer’s total debt service should not exceed 40% of their gross income.  The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

Consumer loans may present greater credit risk than residential real estate loans because many consumer loans are unsecured or are secured by rapidly depreciating assets.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation.  Consumer loan collections also depend on the borrower’s continuing financial stability.  If a borrower suffers personal financial difficulties, the loan may not be repaid.  Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

Loan Originations, Purchases, Sales, Participations and Servicing

All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines.  We originate both fixed and variable rate loans.  Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  We occasionally sell participations in commercial loans to correspondent banks if the amount of the loan exceeds our internal limits.  More rarely, we purchase loan participations from correspondent banks in the local market as well.  Those loans are underwritten in-house with the same standards as loans directly originated.    Our residential real estate loans originated for resale are discussed under “Mortgage Banking Activities” below.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan, if applicable.  To assess a business borrower’s ability to repay, we review and analyze, among other factors: current income, credit history including the Bank’s prior experience with the borrower, cash flow, any secondary sources of repayment, other debt obligations in regards to the equity/net worth of the borrower and collateral available to the Bank to secure the loan.

We require appraisals or valuations of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit.  All appraisers are state-licensed or state-certified appraisers, and a list of approved appraisers is maintained and updated on an annual basis.

Deposit Activities

Deposits are the major source of our funding.  We offer a broad array of consumer and business deposit products that include demand, money market, savings and individual retirement accounts, as well as time deposits.   We offer through key technology partnerships a competitive array of commercial cash management products, which in combination with our in-house courier service and remote deposit/check imaging service, allow us to attract demand deposits.  We believe that we pay competitive rates on our interest-bearing deposits.  As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

We offer Certificate of Deposit Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits to our customers.  These programs allow customers to deposit more than would normally be covered by FDIC insurance. CDARS and ICS are nationwide programs that allow participating banks to “swap” customer deposits so that no customer has greater than the insurable maximum in one bank, while allowing the customer the convenience of maintaining a relationship with only one bank.

Mortgage Banking Activities

We also originate residential mortgage loans for resale in the secondary mortgage market through our mortgage division.  These loans are also underwritten pursuant to standard underwriting guidelines. While our intent is to sell all loans originated as loans held for sale, we occasionally are unable to sell a loan due to some underwriting defect.  These loans are transferred to the loan portfolio at the lower of their cost or fair value as of the date of transfer. Loans held for sale are sold with servicing rights released; gains or losses are recorded at the date of sale

Brokerage Activities

 BFS provides full service brokerage services for stocks, bonds, mutual funds and annuities.  For 2013, commission income totaled $471,810 and net income from brokerage activities was $98,258.    Our service agreement with INVEST terminated on

December 31, 2013; therefore, we are currently not offering brokerage services to our customers.  We expect to resume offering brokerage services during 2014.

Other Banking Products

We offer our customers wire transfer services, ACH services, ATM and check cards, automated teller machines at most of our full-service branch locations, safe deposit boxes at some full-service locations and credit cards through a third party processor.  In addition to traditional deposit services, we offer telephone banking services, mobile banking, internet banking services and internet bill paying services to our customers.  We also offer remote deposit capture to our commercial customers and mobile capture to our business and consumer customers.

EMPLOYEES

As of December 31, 2013, the Bank had 145 full-time and 4 part-time employees.  None of our employees are represented by a union or covered under a collective bargaining agreement.  Management considers its employee relations to be excellent.

SUPERVISION AND REGULATION

General

The Company is a savings and loan holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Home Owners Loan Act of 1933, as amended (the “HOL Act”), and, as such, is subject to the supervision, examination and reporting requirements of the HOL Act and the regulations of the Federal Reserve.  As a publicly-traded company whose common stock is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Capital Market, the Company is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

The Bank is supervised and examined by the Office of the Comptroller of the Currency (“OCC”) and is also subject to examination by the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  The Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System.  The Bank also is regulated to a lesser extent by the Federal Reserve, which governs reserves to be maintained against deposits and other matters.  The OCC examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents. In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect, impact or govern the business of banking, including consumer lending, deposit-taking, and trust operations.

All non-bank subsidiaries of the Company are subject to examination by the Federal Reserve, and, as affiliates of the Bank, are subject to examination by the OCC and the FDIC.

Any change in these laws or regulations, whether by the FDIC, the OCC or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Certain of the regulatory requirements that are applicable to the Bank and Company are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank, and is qualified in its entirety by reference to the actual statutes and regulations.

Recent Regulatory Reforms

The Dodd-Frank Act, which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Company and the Bank.  The Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of savings and loan holding companies and depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans, and the establishment of a new financial consumer protection agency, known as the Consumer Financial Protection Bureau (the “CFPB”), that is empowered to promulgate and enforce new consumer protection regulations and revise and enforce existing regulations in many areas of consumer compliance.

Moreover, not only are the states’ attorneys general entitled to enforce consumer protection rules issued by the CFPB, but states are permitted to adopt their own consumer protection laws that are more strict than those created under the Dodd-Frank Act.  Recently, U.S. financial regulatory agencies have increasingly used general consumer protection statutes to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law.  Prior to the Dodd-Frank Act, there was little formal guidance as to the parameters for compliance with the federal “unfair or deceptive acts or practices” (“UDAP”) laws.  However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices”, which has been delegated to the CFPB for supervision.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders the opportunity to approve or disapprove, by non-binding advisory votes, executive compensation and, in certain circumstances, so-called “golden parachute” payments.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

During 2013, significant media attention was given to the Dodd-Frank Act’s amendment of the Bank Holding Company Act of 1956 (the “BHC Act”) to require the U.S. financial regulatory agencies to adopt rules that prohibit banking institutions and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”.  The U.S. financial regulatory agencies adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules have an effective date of April 1, 2014, but the U.S. financial regulatory agencies issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015.  Although we continue to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not anticipate that they will have a material effect on our operations, as we believe that we do not engage in the businesses prohibited by the Volcker Rule.  We may incur costs related to the adoption of additional policies and systems to ensure compliance with the Volcker Rule, but we do not expect that such costs would be material.

Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the Dodd-Frank Act’s impact on our business will depend to a large extent on how and when such rules are adopted and implemented by the primary U.S. financial regulatory agencies.  We continue to analyze the impact of rules adopted under the Dodd-Frank Act on our business, but the full impact will not be known until the rules and related regulatory initiatives are finalized and their combined impact can be understood.  We do anticipate that the Dodd-Frank Act will increase our regulatory compliance burdens and costs and may restrict the financial products and services that we offer to our customers in the future.  In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of and ensure compliance with this law and its rules.

Federal Banking Regulation

Business Activities

A federal savings bank derives its lending and investment powers from the HOL Act, and the regulations of the OCC.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements

The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.  Under the requirements, most banking organizations, including FSBs, are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.

A depository institution’s capital, in turn, is classified in one of two tiers, depending on type:

•

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets.

•

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

The risk-based capital standards applicable to the Bank require it to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4%,  (3% for savings banks receiving the highest rating on the CAMELS rating system) and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC, based on the risks believed inherent in the type of asset.    Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary. In addition, the Bank is required to maintain a tangible capital ratio of at least 1.5%.

On July 2, 2013, the Federal Reserve approved final rules (the “Basel III Capital Rules”) that substantially amend the regulatory risk-based capital rules applicable to the Company.  The FDIC and the OCC have subsequently approved these rules, which will apply to the Bank.  The Basel III Capital Rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  Basel III refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the text of the Basel III Capital Rules released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The Basel III Capital Rules include new risk-based capital and leverage ratios that will apply to both the Company and the Bank, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to the Company under the Basel III Capital Rules will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (a) a common equity Tier 1 capital ratio of 7.0%, (b) a Tier 1 capital ratio of 8.5%, and (c) a total capital ratio of 10.5%.  Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III Capital Rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  Under the final rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations like the Company and the Bank that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items.  The Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Bank’s available-for-sale securities portfolio.

The Basel III Capital Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The Basel III Capital Rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.  We believe that we would be in compliance with the requirements as set forth in the final rules.

Additional information about our capital ratios and requirements is contained in Item 7 of Part II of this annual report under the heading “Capital Resources”.

At December 31, 2013, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower

Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test

As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.

The Bank was in compliance with the requirements of the QTL test prior to the merger with Carrollton Bank.  Carrollton Bank was not previously subject to the QTL test because it was not chartered as a federal savings bank. Prior to the Merger, it was determined that the post-Merger Bank would not immediately pass the QTL test.   As part of the merger application filed with the OCC, the Bank requested and the OCC granted a two-year waiver from the QTL test. The Bank must satisfy the test beginning no later than April 30, 2015.

Capital Distributions

OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or
•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act of 1991 (the “FDI Act”) provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized. A savings bank may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Liquidity

A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. Historically, the regulation and monitoring of liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and their holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.  In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for savings and loan holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank.  The federal banking agencies have not yet proposed rules to implement the NSFR.

Community Reinvestment Act and Fair Lending Laws

All savings banks have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the CRA.   In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  As of December 31, 2013, the Bank’s CRA rating was “Satisfactory.”  All FDIC-insured institutions are required to make available to the public their most recent CRA performance evaluation.

Transactions with Related Parties

A federal savings bank’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve.  An affiliate is generally a company that controls, or is under common control with an insured depository institution such as the Bank.  The Company is an affiliate of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve.  Among other things, these provisions require that extensions of credit to insiders:

(i)

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Enforcement

The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank.  Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations

The Federal Deposit Insurance Act (the “FDI Act”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDI Act includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.  Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.

A savings bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”, (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%, (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%, and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

“Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”  Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

At December 31, 2013, the Bank met the criteria for being considered “well-capitalized.”

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

Insurance of Deposit Accounts

The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prohibitions Against Tying Arrangements

Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2013, the Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions in excess of $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions in excess of $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act”, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.  The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Supervision and Regulation of Mortgage Banking Operations

Our mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans' Administration (“VA”), and Fannie Mae with respect to originating, processing, selling and servicing mortgage loans.  Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts.  Lenders such as us are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements.  Our affairs are also subject to examination by the Federal Reserve, Fannie Mae, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures.  Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.  Our mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

In January 2013, the CFPB issued eight final regulations governing mainly consumer mortgage lending.  These regulations became effective in January 2014.

One of these rules, effective on January 10, 2014, requires mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.  This rule also defines “qualified mortgages.” In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years, where the lender determines that the borrower has the ability to repay, and where the borrower’s points and fees do not exceed 3% of the total loan amount.  Qualified mortgages that that are not “higher-priced” are afforded a safe harbor presumption of compliance with the ability to repay rules.  Qualified mortgages that are “higher-priced” garner a rebuttable presumption of compliance with the ability to repay rules.

The CFPB regulations also: (i) require that “higher-priced” mortgages must have escrow accounts for taxes and insurance and similar recurring expenses; (ii) expand the scope of the high-rate, high-cost mortgage provisions by, among other provisions, lowering the rates and fees that lead to coverage and including home equity lines of credit; (iii) revise rules for mortgage loan originator compensation; (iv) add prohibitions against mandatory arbitration provisions and financing single premium credit insurances; and (v) impose a broader requirement for providing borrowers with copies of all appraisals on first-lien dwelling secured loans.

Effective January 10, 2014, the CFPB’s final Truth-in-Lending Act rules relating to mortgage servicing impose new obligations to credit payments and provide payoff statements within certain time periods and provide new notices prior to interest rate and payment adjustments.  Effective on that same date, the CFPB’s final Real Estate Settlement Procedures Act rules add new obligations on the servicer when a mortgage loan is in default.

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance is required by August 1, 2015.  We are evaluating these integrated mortgage disclosure rules for compliance by that deadline.

Holding Company Regulation

General

The Company is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, the Company is registered with the Federal Reserve and is subject to Federal Reserve regulations, examinations and reporting requirements. In addition, the Federal Reserve has enforcement authority over the Company and its non-insured subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities

Under present law, the business activities of the Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the BHC Act or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the BHC Act, subject to the prior approval of the Federal Reserve, and certain additional activities authorized by Federal Reserve regulations.

Federal law prohibits a savings and loan holding company, including ours, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital

Prior to the enactment of the Basel III Capital Rules, savings and loan holding companies were not subject to specific regulatory capital requirements.  The Basel III Capital Rules radically changed the capital scheme and will generally apply to the Company to the same extent they apply to other depository institution holding companies.  See the discussion of the Basel III Capital Rules above under the heading, “Federal Banking Regulation - Capital Requirements”.

Dividends

The Federal Reserve has issued policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs asset quality and overall financial condition.  Federal Reserve guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Source of Strength

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities Exchange Act of 1934.  Among other things, Sarbanes-Oxley, its implementing regulations and related NASDAQ Stock Market rules have established membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional financial statement certification responsibilities for our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, and required management to evaluate our disclosure controls and procedures and our internal control over financial reporting.

ITEM 1A. RISK FACTORS

We take on a certain amount of risk in every business decision or activity.  The challenge of risk management is not to eliminate risk, but to identify and measure our risks and then to effectively manage those risks in order to optimize stockholder value.  As a banking institution, our risks fall into five broad categories of risk: credit risk, market risk, liquidity risk, operational risk, and reputational risk.  The following discussion highlights the most significant risk factors that could affect us.  Additional risks and uncertainties that we either are not aware of or do not believe to be material could also adversely affect us.  If any of the following risk factors were to occur, our business, financial condition, or results of operations could be materially and adversely affected. Before making an investment decision, you should carefully consider the potential risks described below together with all of the other information included or incorporated by reference in this report.

Risks Relating to the Company and its Affiliates

We face intense competition in our target markets.

The financial services industry, including commercial banking, mortgage banking, consumer lending and home equity lending, is highly competitive, and we will continue to encounter strong competition for deposits, loans and other financial services in our target markets in each of our lines of business.  Our principal competitors in our target markets are other savings banks, commercial banks and credit unions.  However, additional competition is and will continue to be provided by mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions and mortgage companies with respect to some of our products and services.  Many of our non-bank competitors are not subject to the same degree of regulation as us and thus have advantages over us in providing certain services.  Many of our bank and credit union competitors are significantly larger than us and have greater access to capital and other resources, higher lending limits and larger branch networks.  These competitive factors may have a material adverse effect on the profitability of our lending and deposit operations.

We may be adversely affected by conditions in the national and local market where we operate.

Our business activities are concentrated in the greater Baltimore metropolitan area of Maryland.  As a result, our financial condition and results of operations are sensitive to changes in local economic and business conditions.  In addition, a significant decline in general economic conditions nationally caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have an adverse effect on our financial condition and results of operations.

Although economic conditions have improved since the economic recession ended in June 2009, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains higher than pre-recession levels.  Future declines in real estate values, home sales volumes, and financial stress on borrowers as a result of an uncertain economic environment could have an adverse effect on our customers, which could adversely affect our financial condition and results of operations.  In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending.  Any deterioration in local economic conditions could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and the job market have resulted, and could again result, in deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.
•	The processes we use to estimate the allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments that may no longer be capable of accurate estimation.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by these deteriorating market and economic conditions.  A prolonged national economic recession or deterioration of conditions in our local markets could drive losses beyond that which is provided for in our allowance for credit losses and result in the following consequences:

•	Increases in loan delinquencies;
•	Increases in nonperforming assets and foreclosures;
•	Decreases in demand for our products and services, which could adversely affect our liquidity position; and
•	Decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

As the above conditions or similar ones occur, they could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition, results of operations and cash flows.

The soundness of other financial institutions with which we do business could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks and other institutional clients.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions will expose us to credit risk in the event of default of a counterparty or client.  In addition, this credit risk may be exacerbated when the collateral we hold cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

We could experience significant difficulties and complications in connection with our growth and acquisition strategy.

We grew significantly in 2013 through acquisition, and we intend to continue to grow both organically and by acquiring financial institutions and branches.  However, the market for acquisitions is highly competitive.  We may not be as successful in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches as we currently anticipate.  Even if we are successful with this strategy, we may not be able to manage this growth adequately and profitably due to unforeseen risks including:

•	Potential exposure to unknown or contingent liabilities of acquired banks;
•	Potential exposure to asset quality issues of acquired banks;
•	Potential disruption to our existing business;
•	Potential diversion of the time and attention of our management; and
•	Potential loss of key employees and customers of the banks and other businesses that we acquire.

We may also encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to our overall operations.  Following each acquisition, we must expend substantial resources to integrate the entities.  To manage future growth effectively, we will have to maintain and enhance financial and accounting systems and controls, as well as integrate new personnel and manage expanded operations.  There can be no assurance that we will be able to effectively manage our expanding operations. If we are unable to manage growth effectively, our business, financial condition, and results of operations could be materially and adversely affected.

We take credit risk, and the decisions regarding credit risk could be inaccurate and the allowance for loan losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

Our loan portfolio exposes us to credit risk. Inherent risks in lending also include the inability to compete with other lenders, lack of control over fluctuations in interest rates and collateral values, principally real estate, and economic downturns.  Making loans will be an essential element of our business, and there is a risk that the loans will not be repaid.  The risk of nonpayment is affected by a number of factors, including:

•	The duration of the loan;
•	Credit risks of a particular borrower;
•	Changes in economic or industry conditions; and
•	For collateralized loans, risks resulting from uncertainties about the future value of the collateral.

As do all financial institutions, we maintain an allowance for loan losses (the “allowance”) to absorb the probable losses inherent in our loan portfolio.  However, our allowance may not be sufficient to cover the loan losses that we actually incur.  While we maintain an allowance at a level that our management believes is adequate, there is no assurance that our actual losses will not exceed these estimates.  As a result, we will always face the risk that charge-offs in future periods will exceed our allowance and that additional increases in our allowance will be required.  Additions to the allowance will result in a decrease in net income and capital and could hinder our ability to grow assets.

Because our loan portfolio includes a substantial amount of commercial real estate loans, our earnings will be particularly sensitive to the financial and credit risks associated with these types of loans.

The financial and credit risk associated with commercial real estate loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, which is generally larger than consumer-type loans, and the effects of general economic conditions.  Any significant failure of our customers to either pay on time or default would adversely affect our results of operations.

Our commercial real estate loan portfolio represented approximately 49% of the total loan portfolio as of December 31, 2013. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. Commercial real estate loans will typically be larger than consumer-type loans and may pose higher risks than other types of loans.  This portfolio is bifurcated into “investor” and “owner-occupied” classes, with investor loans representing approximately 70% of the commercial real estate loan portfolio and 34% of the total loan portfolio.  The primary source of repayment for investor commercial real estate loans is through the income stream generated by the property or successful development and sale of their properties.  We may incur losses on investor commercial real estate loans due to declines in occupancy rates, rental rates and capitalization rates, which may decrease property values and may potentially decrease the likelihood that a borrower may find permanent financing alternatives.

Owner-occupied commercial real estate loans represent approximately 30% of the commercial real estate loan portfolio and 15% of the total loan portfolio.  The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.  If we are required to liquidate the collateral securing a loan to satisfy the debt, our earnings and capital could be adversely affected.

The Bank’s lending activities subject the Bank to the risk of environmental liabilities.

A significant portion of the Bank’s loan portfolio is secured by real property.  During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability.  Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We may not be able to access funding sufficient to support our asset growth.

Our business plan and marketing strategy is based on access to funding from local customer deposits, such as checking and savings accounts and certificates of deposits.  Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, FDIC insurance costs, returns available to customers on alternative investments and general economic conditions.  If local customer deposits are not sufficient to fund our asset growth, we will look to outside sources such as advances from the Federal Home Loan Bank (“FHLB”).  Since the FHLB provides secured funding, our ability to access advances from the FHLB will be dependent upon whether and to the extent we can provide collateral.  We may also look to brokered deposits as a source of liquidity.  An inability to obtain alternative funding to supplement our local core deposits or FHLB advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.

Fluctuations in interest rates could reduce our profitability as we expect to realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings.

Our earnings are significantly dependent on net interest income, as we realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  We will experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, negatively affecting our earnings.  We are unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, rise in unemployment, tightening money supply, and disorder and instability in domestic and foreign financial markets.  Although our asset-liability management strategy is intended to mitigate risk from changes in market interest rates, we may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk.

The investment securities portfolio has risk factors beyond our control that may significantly influence its fair value.   These risk factors include, but are not limited to, rating agency downgrades, issuer defaults, lack of market pricing, and instability in the credit markets.  Any changes in these risk factors could negatively affect our accumulated other comprehensive income and stockholders’ equity depending on the direction of the fluctuations.  Furthermore, future downgrades, defaults or prepayments, including the liquidation of the underlying collateral in certain securities, could result in future classifications as other-than-temporarily impaired. This could have a material impact on our future earnings, although the impact on stockholders’ equity will be offset by any amount already included in other comprehensive income for securities that were temporarily impaired.

We are subject to operational risk.

Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in our systems, human error, and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations.  We are also exposed to operational risk through our outsourcing arrangements, and the effect that any changes in circumstances or capabilities of these outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business.  Although we seek to mitigate operational risks through a system of internal controls which we regularly review and update, no system of controls, however well designed and maintained, is infallible.  Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to our reputation or foregone business opportunities.

Failure to maintain effective internal control over financial reporting could impair our ability to prevent fraud or report accurately and timely financial results, resulting in loss of investor confidence and adversely affecting our business and stock price.

We are required by the Sarbanes-Oxley Act to establish and maintain disclosure controls and procedures and internal control over financial reporting. These control systems are intended to provide reasonable assurance that material information relating to us is made known to management and reported as required by the Exchange Act, to provide reasonable assurance regarding the reliability and preparation of our financial statements, and to provide reasonable assurance that fraud and other unauthorized uses of our assets are detected and prevented.  Any failure to maintain an effective internal control environment could impact our ability to report financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact our business and stock price.

We are dependent on key personnel, including our executive officers and directors, and the loss of such persons may adversely affect our operations and financial performance.

We are dependent on the continued services of our executive officers, whose skills and years of industry experience are critical to the successful implementation of our business strategy. Should the services of these key executives become unavailable, there can be no assurance that a suitable successor could be found who would be willing to be employed upon the terms and conditions that we would offer.  A failure to replace any of these individuals promptly could have an adverse effect on our results of operations and financial performance.  Additionally, the community involvement, diverse backgrounds, and extensive local business relationships of our directors is important to our success. If the composition of our board of directors were to change significantly, our banking business could suffer.

We are, and will continue to be, subject to extensive regulation in the conduct of our business operations, which could adversely affect our financial results.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not stockholders.  These regulations affect lending practices, capital structure, investment practices, dividend policy and growth, among other things.  For example, federal and state consumer protection laws and regulations will limit the manner in which we may offer and extend credit.  From time to time, the United States Congress and state legislatures consider changing these laws and may enact new laws or amend existing laws to further regulate the financial services industry. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, the laws governing bankruptcy generally favor debtors, making it more expensive or more difficult to collect from customers who have declared bankruptcy.

The full impact of the Dodd-Frank Act is unknown because significant rule making efforts are still required to fully implement all of its requirements, but it will likely materially increase our regulatory expenses.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and affects the lending, investment, trading and operating activities of all financial institutions.  Significantly, the Dodd-Frank Act includes the following provisions that affect the Corporation and the Bank:

•

It established the CFPB, which directly regulates and supervises the Bank for compliance with the CFPB’s regulations and policies. The creation of the CFPB will directly impact the scope and cost of products and services offered to consumers by the Bank and may have a significant effect on its financial performance.

•	It revised the FDIC’s insurance assessment methodology so that premiums are assessed based upon the average consolidated total assets of the Bank less tangible equity capital.
•	It permanently increased deposit insurance coverage to $250,000.
•

It authorized the Federal Reserve to set debit interchange fees in an amount that is “reasonable and proportional” to the costs incurred by processors and card issuers. Under the final rule issued by the Federal Reserve, there is a cap of $0.21 per transaction (with a maximum of $0.24 per transaction permitted if certain requirements are met). Implementation of these caps went into effect on October 1, 2011.

•

It imposes proprietary trading restrictions on insured depository institutions and their holding companies that prohibit them from engaging in proprietary trading except in limited circumstances, and prevents them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 capital in private equity and hedge funds.

Based on the text of the Dodd-Frank Act and the implementing regulations (both effective and yet-to-be-published), it is anticipated that the costs to banks may increase or fee income may decrease significantly, which could adversely affect our results of operations, financial condition and/or liquidity.  Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices.  Compliance with any such change may impact our business operations.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers.  The CFPB has also been directed to adopt rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  The concept of what may be considered to be an “abusive” practice is new under the law.  The full scope of the impact of this authority has not yet been determined as the CFPB has not yet released significant supervisory guidance.  Moreover, the Bank will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies.  As of the date of this annual report, the CFPB has not examined the Bank.

As discussed above, the CFPB recently issued several rules relating to mortgage operations and servicing, including a rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. These new rules will likely require the Bank to dedicate significant personnel resources and could have a material adverse effect on our operations.

Bank regulators and other regulations, including the Basel III Capital Rules, may require higher capital levels, impacting our ability to pay dividends or repurchase our stock.

The capital standards to which we are subject, including the standards created by the Basel III Capital Rules, may materially limit our ability to use our capital resources and/or could require us to raise additional capital by issuing common stock.  The issuance of additional shares of common stock could dilute existing stockholders.

Recent rulemaking efforts by the Federal Reserve may negatively impact our noninterest income.

On November 12, 2009, the Federal Reserve announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions.  Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  These new rules negatively impacted the Banks’ noninterest income in 2012 and 2013 and may do the same in future periods.

In addition, the Federal Reserve has issued rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets.  Although we are not subject to these rules, market forces may effectively require the Bank to adopt a debit card interchange fee structure that complies with these rules, in which case our noninterest income for future periods could be materially and adversely affected.

Our business is, and will continue to be, dependent on technology and an inability to invest in technological improvements or obtain reliable technological support may adversely affect our results of operation and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our ability to grow and compete will depend in part upon the ability to address the needs of customers by using technology to provide products and services that will satisfy their operational needs, while managing the costs of expanding our technology infrastructure.  Many competitors have substantially greater resources to invest in technological improvements and third-party support.  There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  For the foreseeable future, we expect to rely on third-party service providers and on other third parties for services and technical support.  If those products and services become unreliable or fail, the adverse impact on customer relationships and operations could be material.

System failure or breaches of our network security could lead to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure that we use could be vulnerable to unforeseen problems. Our operations are dependent in part upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event.  Any damage or failure that causes an interruption in operations could have an adverse effect on customers. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the internet or other users.  Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers.

We are dependent upon outside third parties for processing and handling of records and data.

Like most community banks, we outsource substantially all of our data processing to third-party providers.  These third-party providers could also expose us to operational and information security risk resulting from breakdowns or failures of their own systems or capacity constraints.  If our third-party providers encounter difficulties, or if we have difficulties in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted and result in a loss of customers and business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.  Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

We may be subject to certain risks related to originating and selling mortgage loans.

When mortgage loans are sold, it is customary to make representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated.  The whole loan sale agreements require the repurchase or substitution of mortgage loans in the event we breach any of these representations or warranties.  In addition, there may be a requirement to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. We receive a limited number of repurchase and indemnity demands from purchasers as a result of borrower fraud and early payment default of the borrower on mortgage loans.  While we have enhanced our underwriting policies and procedures, these steps may not be effective or reduce the risk associated with loans sold in the past.  If repurchase and indemnity demands increase materially, the Company’s results of operations could be adversely affected.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of its customers and counterparties, including financial statements, credit reports and other financial information.  We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on business and, in turn, results of operation and financial condition.

Consumers and businesses may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  The possibility of eliminating banks as intermediaries could result in the loss of interest and fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our results of operations and financial condition.

The Company’s majority stockholder is deemed to be a bank holding company, which exposes us to special risks.

Financial Services Partners Fund I (“FSPF”), which is deemed a bank holding company under the BHC Act with respect to the Bank, beneficially owns approximately 84% of the Company’s common stock.  Under Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries.  In addition, the FDI Act requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default.  The position of FSPF as a source of strength to other depository institutions may limit its ability to serve as a source of strength for us and could adversely affect our ability to access resources of FSPF. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

A bank for which FSPF is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by FSPF.  Accordingly, we may be obligated to provide financial assistance to any other financial institution to which FSPF is deemed to be a bank holding company.  Any financial assistance that we would have to provide could reduce our capital and result in a reduction in the value of our stockholders’ equity.

We may not be able to raise additional capital on terms favorable to us or at all.

If we need additional capital to support our business, expand our operations or maintain our minimum capital requirements, we may not be able to raise funds through the issuance of additional shares of our common stock or other securities.  Furthermore, the significant amount of common stock that our primary investor owns may discourage other potential investors from offering to acquire newly issued shares.  Even if we are able to obtain capital through the issuance of additional shares of our common stock or other securities, the sale of these additional shares could significantly dilute the ownership interest of our existing stockholders.

We may not be able to satisfy the Qualified Thrift Lender test by April 30, 2015.

At December 31, 2013, the Bank did not satisfy the QTL test.  However, in connection with the Merger, the OCC granted the Bank a two-year waiver from the QTL test; the Bank must satisfy the test by April 30, 2015. Satisfying the QTL test may limit our ability to change our asset mix and increase the yield on our earning assets by growing our commercial and industrial loan portfolio.  In addition, the Bank may need to purchase residential mortgage-backed securities or other qualifying assets at times when the terms might not be attractive.  If the Bank is unable to satisfy the QTL test by April 30, 2015, it could be subject to regulatory agency enforcement action for a violation of law. In addition, the Bank could be required to convert to a commercial bank charter.

Risks Relating to the Company’s Common Stock

The shares of common stock are not insured.

The shares of the Company’s common stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

Applicable banking and Maryland laws impose additional restrictions on the ability of the Company and the Bank to pay dividends and make other distributions on their capital securities, and, in any event, the payment of dividends is at the discretion of the boards of directors of the Company and the Bank.

The Company’s ability to pay cash dividends in the future will be largely dependent upon the receipt of dividends from the Bank, and the Bank’s ability to pay dividends will depend primarily on its future earnings and capital needs. Bank regulatory agencies have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.  Banks that are considered “troubled institutions” are prohibited by federal law from paying dividends altogether.  In any event, the declaration and payment of dividends and the amounts thereof are at the discretion of the board of directors.  Thus, no assurance can be given that the Company or the Bank will declare or pay dividends in any future period.

The common stock is not heavily traded.

The Company’s common stock is listed on the NASDAQ Capital Market, but shares of the common stock are not heavily traded.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares the common stock.  Management cannot predict the extent to which an active public market for any of the Corporation’s securities will develop or be sustained in the future.  Accordingly, holders of the Company’s common stock may not be able to sell their shares at the volumes, prices, or times that they desire.

The Company’s Charter and Bylaws and Maryland law may discourage a corporate takeover.

The Company’s Amended and Restated Articles of Incorporation, as amended (the “Charter”), and its Amended and Restated Bylaws (the “Bylaws”) contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company.  First, the Charter gives the Board the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities.  The Board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management.  Second, the Bylaws require any stockholder who desires to nominate a director to abide by strict notice requirements.

Maryland law also contains anti-takeover provisions that apply to the Company.  The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested stockholder” for a period of five years following the most recent date on which the interested stockholder became an interested stockholder.  An interested stockholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock.  The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power:  one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power.  Control shares have limited voting rights.

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a stockholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock.  These provisions could potentially adversely affect the market prices of the Company’s common stock.

Ownership of the Company is concentrated in one stockholder, and this concentration could reduce the demand for the common stock and/or have the effect of delaying or preventing certain corporate transactions.

The Company’s majority stockholder, FSPF, owns approximately 84% of the outstanding shares of the Company’s common stock.  As a controlling stockholder, FSPF has the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors, the determination of the Company’s corporate and management policies and the determination of the outcome of significant corporate transactions such as mergers, acquisitions and asset sales.  This concentration of voting power and ownership could dissuade investors from purchasing the Company’s common stock and/or adversely affect the market prices of the common stock.  As a result, stockholders may not be able to sell their shares of common stock at the volumes, prices or times that they desire.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This Item 1B is not applicable because the Company is a “smaller reporting company”.

ITEM 2. PROPERTIES

Our headquarters are located in Lutherville, Maryland.  As of December 31, 2013, the Bank owned 3 of 12 full-service branches and leased the remaining branches.  See Note 7 to the Notes to the Consolidated Financial Statements for additional information.

We own the following properties, which had a book value of $1.1 million at December 31, 2013:

Location	Description
1740 East Joppa Road	Full service branch with drive thru, electronic banking
Towson, MD 21234	offices, and leased office space

427 Crain Highway	Full service branch with drive-thru
Glen Burnie, MD 21061

531 South Conkling Street	Full service branch with drive-thru
Baltimore, MD 21224

 We lease the following facilities at an aggregate annual rental of approximately $1.5 million as of December 31, 2013:

Location	Description	Lease Expiration Date (1)
1066-70 Maiden Choice Lane	Full service branch with detached drive-thru	30-Apr-16
Arbutus, MD 21229

2637-A Old Annapolis Road	Full service branch	31-Oct-14
Hanover, MD 21076

Northway Shopping Center	Full service branch	31-Aug-14
684 Old Mill Road
Millersville, MD 21108

602 Hoagie Drive	Full service branch	30-Nov-24
Bel Air, MD 21014 (2)

10301 York Road	Full service branch	31-May-26
Cockeysville, MD 21030 (2)

4040 Schroeder Avenue	Full service branch	31-Jan-28
Perry Hall, MD 21128 (2)

9515 Deerco Road, Suites 400 and 408	Mortgage banking offices	28-Feb-17
Timonium, MD 21093

7151 Columbia Gateway Dr., Ste. A	Executive, Administrative and operational offices	30-Apr-19
Columbia, MD 21046

2328 West Joppa Road,	Executive, Administrative, and operational offices with a	30-Sep-15
Lutherville, MD 20193	full service branch

109 Poplar Hill Road	Full service branch	31-Aug-14
Salisbury, MD 21801

344 N. Charles Street	Full service branch	31-Mar-23
Baltimore, MD 21201

(1)	Expiration date, assuming the Company does not exercise all extension options.
(2)	Represents Ground leases for these facilities.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal actions arising from normal business activities.   In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR BAY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK LISTING

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “BYBK”.  At March 28, 2014, there were 306 holders of record of the Company’s common stock.

TRANSFER AGENT AND REGISTAR

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Co. LLC,  6201 15th Avenue, Brooklyn, NY 11219.

DIVIDENDS

Banking regulations limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, in connection with the Merger, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”).  Under the Operating Agreement, the Bank may not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including its minimum capital requirements.  Due to these restrictions and the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying a dividend for the foreseeable future. In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors and will depend, in part, on the Company’s earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period.

QUARTERLY STOCK INFORMATION

The high and low sales prices for the shares of the Company’s common stock for each quarterly period of 2013 and 2012 as reported on the NASDAQ Capital Market are set forth in the following table:

	High	Low
2013
1st Quarter	$5.79	$5.37
2nd Quarter	5.54	4.79
3rd Quarter	6.20	4.68
4th Quarter	6.16	4.77

2012
1st Quarter	$4.52	$2.56
2nd Quarter	5.64	4.02
3rd Quarter	5.45	4.52
4th Quarter	5.94	4.71

On March 27, 2014, the closing sales price of the common stock as reported on the NASDAQ Capital Market was $5.05  per share.

ISSUER REPURCHASES

Neither the Company nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of the Company’s common stock during 2013.

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding Bay’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	2013 (1)	2012	2011	2010 (2)
Consolidated Income Statement Data:
Interest income	$19,019,543	$9,825,529	$9,165,793	$6,691,567
Interest expense	1,261,969	572,127	701,238	396,997
Net interest income	17,757,574	9,253,402	8,464,555	6,294,570
Provision for loan losses	842,207	733,817	1,256,656	684,289
Net interest income after provision for loan losses	16,915,367	8,519,585	7,207,899	5,610,281
Bargain purchase gain	2,860,199	-	-	3,054,792
Other noninterest income	6,084,779	412,682	1,953,098	923,568
Merger related expense	2,041,756	916,174	-	-
Other noninterest expenses	20,073,365	7,313,090	7,529,188	3,559,383
Income before income taxes	3,745,224	703,003	1,631,809	6,029,258
Income taxes	504,090	645,450	828,605	2,427,552
Net income	$3,241,134	$57,553	$803,204	$3,601,706

Shares outstanding and per share data:
Average shares outstanding	8,322,811	5,829,140	5,826,789	5,807,299
Diluted average shares outstanding	8,342,646	5,829,140	5,826,789	5,807,299
Number of shares outstanding, at year-end	9,379,753	5,831,963	5,820,854	5,837,517
Net income - basic per share	$0.39	$0.01	$0.14	$0.62
Net income - diluted per share	0.39	0.01	0.14	0.62
Dividends declared per share	-	-	-	-
Book value per share at period end	5.82	4.65	4.60	4.50

Financial Condition data:
Assets	$419,089,303	$133,243,868	$129,867,364	$136,099,103
Investment Securities	36,586,669	9,716,626	14,674,092	16,240,276
Loans (net of deferred fees and costs)	320,680,332	101,736,172	97,020,049	88,414,675
Allowance for loan losses	851,000	655,942	824,653	684,289
Deposits	360,933,471	100,672,130	97,959,516	104,159,484
Stockholders’ equity	54,554,268	31,824,416	31,394,875	29,855,036

Average Balances:
Assets	$358,397,210	$127,786,614	$129,655,061	$86,167,656
Investment Securities	24,427,877	11,486,249	16,667,155	7,144,690
Loans	259,698,504	97,871,329	91,976,636	45,223,264
Deposits	231,245,789	73,365,708	78,770,578	72,841,087
Stockholders' equity	48,537,003	30,016,583	28,329,221	12,191,603

Selected performance ratios:
Return on average assets	0.90%	0.05%	0.62%	4.18%
Return on average equity	6.68%	0.19%	2.84%	29.54%
Yield on average interest-earning assets	5.71%	7.89%	7.26%	11.36%
Rate on average interest-bearing liabilities	0.55%	0.78%	0.89%	0.67%
Net interest spread	5.16%	7.11%	6.37%	10.69%
Net interest margin	5.33%	7.43%	6.70%	11.36%

Asset Quality ratios:
Allowance for loan losses to loans	0.27%	0.64%	0.85%	0.77%
Nonperforming loans to total loans	2.59%	5.30%	7.31%	5.62%
Nonperforming assets to total assets	2.29%	4.91%	6.62%	4.99%
Net charge-offs to average loans	0.25%	0.92%	1.21%	0.00%

Capital ratios:
Leverage ratio (3)	11.41%	22.23%	22.36%	20.32%
Tier 1 risk-based capital ratio (3)	14.42%	27.16%	27.85%	26.34%
Total risk-based capital ratio (3)	14.68%	27.76%	28.59%	26.44%
Average equity to average assets	13.54%	23.49%	21.85%	14.15%

(1)	On April 19, 2013, Jefferson completed its acquisition of Carrollton Bancorp. All transactions since the acquisition date are included in our consolidated financial statements.
(2)

On July 9, 2010, we acquired substantially all assets and assumed all deposit and certain other liabilities related to the two former branch offices of Bay National Bank (“BNB”).  The consolidated financial statements cover the period June 30, 2010 (Inception) through December 31, 2010.

(3)	Capital ratios reported for Bay Bank, FSB.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Merger has strengthened our market position geographically, enhanced our retail delivery channel, allowed us to provide extraordinary customer service while delivering a fuller range of services and products, and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, electronic banking division and brokerage services subsidiary.

We reported net income of $3.2 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.  Excluding the bargain purchase gain and Merger related expenses, net income was $2.4 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.  This net income growth was primarily a result of the Merger.

The net interest margin decreased to 5.33% in 2013 compared to 7.43% for 2012.  During 2013, the growth in average interest-earning assets and noninterest-bearing deposits largely offset a decline in the average rates earned on interest-earning assets. Average total deposits increased 214% when compared to the prior year, while average loans increased 165% when compared to 2012.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net income divided by average total assets, measures how effectively we utilize our assets to produce income.  Our return on average assets for the years ended December 31, 2013 and 2012 was 0.90% and 0.05%, respectively.  Return on average equity, the quotient of net income divided by average equity, measures how effectively we invest our capital to produce income.  Return on average equity for the years ended December 31, 2013 and 2012 was 6.68% and 0.19%, respectively.

Liquidity remained strong due to the borrowing lines with the FHLB of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

Nonperforming assets, which consists of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $9.6 million at December 31, 2013 from $6.5 million at December 31, 2012.  This increase was due primarily to loans acquired in the Merger.  Nonperforming assets represented 2.29% of total assets at December 31, 2013 compared to 4.91% at December 31, 2012. The ratio of net charge-offs to average loans was 0.25% for 2013, compared to 0.92% for the prior year.

At December 2013, the Bank remained above all “well-capitalized” regulatory requirement levels.

Balance sheet growth was driven primarily by the Merger. Our total assets were $419 million at December 31, 2013, an increase of $286 million, or 215%, compared to December 31, 2012.  Interest-earning assets accounted for $257 million of this increase, with $312 million added as a result of the Merger.  Loans grew by $219 million, with $225 million added as a result of the Merger.  Investment securities grew by $27 million, with $23 million added as a result of the Merger. Loans held for sale grew by $13 million, with $29 million added as a result of the Merger. Total deposits were $361 million at December 31, 2013, an increase of $260 million, or 259%, when compared to December 31, 2012. $318 million of deposits were added as a result of the Merger.  Stockholders’ equity was $55 million at December 31, 2013, an increase of $23 million, or 71%, when compared to December 31, 2012. Stockholders’ equity increased by $18 million as a result of the Merger.

The $58 million decline in deposits post-Merger was offset primarily by decreases in loans held for sale of $16 million, cash and cash equivalents of $36 million, and loans of $6 million. Our strong liquidity position allowed us to reduce our dependence on large denomination and non-relationship time deposits.

Noninterest income for the year ended December 31, 2013 was $8.9 million compared to $0.4 million for the same period in 2012, representing an increase of $8.5 million.  The increase in noninterest income was the result of the Merger.  The primary Merger-related drivers of noninterest income for the year ended December 31, 2013 included three new business units acquired in the Merger (mortgage banking fees and gains of $2.4 million, electronic banking fees of $2.1 million, and brokerage commissions of $0.5 million) and $2.9 million attributable to the bargain purchase gain.

The increase in noninterest expense for the year ended December 31, 2013 when compared to the same periods in 2012 was the result of the Merger.  On the effective date of the Merger, the number of full-time equivalent employees increased from 38 to 146  and the number of branches increased from two to twelve.

Noninterest expense for the year ended December 31, 2013 was $22.1 million compared to $8.2 million for the same period in 2012, representing an increase of $13.9 million.  The primary contributors to the increase in noninterest expense for the year ended December 31, 2013 were increases in salaries and employee benefits of $6.5 million, Merger-related expenses of  $1.1 million, occupancy, furniture and equipment expenses of $2.4 million, data processing and item processing services of $0.4 million, legal, accounting and other professional fees of $0.6 million and core deposit intangible amortization of $0.7 million.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All intercompany transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous year’s financial statements to the current year’s presentation.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented.  Therefore, actual results could differ from these estimates.  Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain.  When applying accounting policies in areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets.  The most critical accounting policies applied relate to treatment of the allowance for loan losses, accounting for acquired loans, valuation of the securities portfolio, and accounting for income taxes.

Allowance for Loan Losses

The allowance involves a higher degree of judgment and complexity than other significant accounting policies.  The allowance is calculated with the objective of maintaining a reserve level believed by us to be sufficient to absorb estimated probable loan losses.  Our determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired and purchased credit impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from our estimates, an additional provision for loan losses may be required that would adversely impact earnings in future periods. See the section of this document titled, “Allowance for Loan Losses and Credit Risk Management.”

Accounting for Acquired Loans

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired loans are initially measured at fair value, which considers estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance related to these loans was not carried over and recorded at the acquisition date.  We monitor actual loan cash flows to determine any improvement or deterioration from those forecasted as of the acquisition date.  Our acquired loans with specific credit deterioration are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification 310-30.  Certain acquired loans, those for which specific credit related deterioration subsequent to origination is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected.  Income recognition on purchased credit impaired loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.

Valuation of the Securities Portfolio

Securities are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of an investment.  We review other criteria such as magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Accounting for Income Taxes

We use the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities

(i.e., temporary differences) and are measured at the enacted rates in effect when these differences reverse.   Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. Realization of deferred tax assets is dependent on generating sufficient taxable income in the future.

Other significant accounting policies are presented in Note 1 to the consolidated financial statements that appear elsewhere in this Annual Report.  We have not substantively changed any aspect of our overall approach in the application of the foregoing policies.

RESULTS OF OPERATIONS

Net Interest Income

The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.  No tax equivalent yield adjustments were made, as the effect thereof was not material.

	2013			2012			2011

	Average Balance	Interest (1)	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$27,998,706	$73,294	0.26%	$14,883,366	$30,966	0.21%	$17,189,943	$35,192	0.20%
Investment securities available for sale	24,427,877	615,764	2.52%	11,486,249	224,536	1.95%	16,667,155	300,310	1.80%
Restricted equity securities	684,316	22,774	3.33%	354,472	5,415	1.53%	477,682	3,705	0.78%
Total interest-bearing deposits with banks,
fed funds sold, and investments	53,110,899	711,832	1.34%	26,724,087	260,917	0.98%	34,334,780	339,207	0.99%

Loans held for sale	20,390,570	776,325	3.81%	-	-	0.00%	-	-	0.00%
Loans, net
Commercial & Industrial	30,774,084	2,559,257	8.32%	22,798,942	2,399,677	10.53%	26,122,824	2,642,845	10.12%
Commercial Real Estate	126,062,242	8,183,908	6.49%	33,177,558	3,165,790	9.54%	22,639,270	2,145,856	9.48%
Residential Real Estate	53,593,865	3,635,914	6.78%	21,795,785	2,247,787	10.31%	17,330,039	1,296,916	7.48%
HELOC	29,405,291	1,649,928	5.61%	12,486,194	863,921	6.92%	14,656,856	1,243,592	8.48%
Construction	16,286,846	1,085,322	6.66%	2,384,828	132,503	5.56%	5,260,554	634,621	12.06%
Land	1,887,070	319,018	16.91%	4,353,585	653,756	15.02%	5,293,706	696,791	13.16%
Consumer & Other	1,689,106	98,039	5.80%	874,437	101,178	11.57%	673,388	165,965	24.65%
Total loans, net (1)	259,698,504	17,531,386	6.75%	97,871,329	9,564,612	9.77%	91,976,637	8,826,586	9.60%
Total earning assets	333,199,973	$19,019,543	5.71%	124,595,416	$9,825,529	7.89%	126,311,417	$9,165,793	7.26%
Cash	4,959,821			331,550			340,215
Allowance for loan losses	(738,783)			(643,067)			(921,437)
Market valuation	198,695			454,113			211,516
Other assets	20,777,504			3,048,602			3,713,349
Total non-earning assets	25,197,237			3,191,198			3,343,643
Total Assets	$358,397,210			$127,786,614			$129,655,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$49,428,952	$65,098	0.13%	$6,471,657	$14,770	0.23%	$6,341,841	$14,252	0.22%
Money market	64,100,619	236,988	0.37%	22,230,278	51,502	0.23%	16,255,146	49,609	0.31%
Time deposits	117,716,218	957,815	0.81%	44,663,774	505,767	1.13%	56,173,591	637,209	1.13%
Total interest-bearing deposits	231,245,789	1,259,901	0.54%	73,365,709	572,039	0.78%	78,770,578	701,070	0.89%
Borrowed funds:
Federal funds purchased	56,164	486	0.87%	18,306	88	0.48%	19,178	168	0.88%
FHLB advances	36,164	1,582	4.37%	-	-	0.00%	-	-	0.00%
Total borrowed funds	92,328	2,068	2.24%	18,306	88	0.48%	19,178	168	0.88%
Total interest-bearing funds	231,338,117	1,261,969	0.55%	73,384,015	572,127	0.78%	78,789,756	701,238	0.89%
Noninterest-bearing deposits	74,794,928	-		24,030,276	-		21,582,519	-
Total cost of funds	306,133,045	$1,261,969	0.41%	97,414,291	$572,127	0.59%	100,372,275	$701,238	0.70%
Other liabilities and accrued expenses	3,727,162			355,740			953,564
Total Liabilities	309,860,207			97,770,031			101,325,839
Stockholders' Equity	48,537,003			30,016,583			28,329,221
Total Liabilities and Stockholders' Equity	$358,397,210			$127,786,614			$129,655,060
Net interest income and spread (2)		$17,757,574	5.16%		$9,253,402	7.11%		$8,464,555	6.37%
Net interest margin			5.33%			7.43%			6.70%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of our earnings.  Net interest income is a function of several factors, including the volume and mix of interest-earning assets and funding sources, as well as the relative level of market interest rates.  While management’s policies influence some of these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve also affect net interest income.

Net interest income for 2013 was $17.8 million compared to $9.3 million for 2012, an increase of $8.5 million or 91% due to the higher average balances of earning assets for 2013 as a result of the Merger.  Net interest margin, which represents the annualized percentage of net interest income as compared to average interest-earning assets, declined to 5.33% for the year ended December 31, 2013 as compared to 7.43% for the same period in 2012.  The decline in the net interest margin when compared to the prior year was due primarily to the loans acquired in the Merger having lower yields than the Bank’s pre-Merger loan portfolio which benefited in 2012 from accelerated accretion on early loan resolutions.

Total interest income increased by $9.2 million, or 94%, for the year ended December 31, 2013 when compared to 2012.  Interest income on loans increased by $8.0 million, or 83%, for the year ended December 31, 2013 when compared to 2012.  Interest income on loans held for sale, investment securities and interest-bearing deposits in banks and federal funds sold increased by an aggregate of $1.2 million for the year ended December 31, 2013 when compared to 2012.  The increase in interest income for 2013 was due primarily to the interest-earning assets acquired in the Merger.  Average interest-earning assets increased by 167% while average interest-bearing liabilities increased 215% in 2013.

Total interest expense increased by $0.7 million, or 120.6%, for the year ended December 31, 2013 when compared to 2012.  The increase in interest expense was due primarily to the interest-bearing deposits acquired in the Merger.  However, the total cost of interest-bearing liabilities decreased to 0.55% for the year ended December 31, 2013, as compared to 0.78% for 2012.  Average noninterest-bearing deposits increased 211% in 2013 while the percentage of average noninterest-bearing deposits to total deposits increased to 25% for 2013 compared to 22% for 2012.

Effect of Volume and Rate Changes on Net Interest Income

The following table presents the effect of volume and rate changes on net interest income for the periods indicated:

2013 Versus 2012				2012 Versus 2011
Increase (Decrease) Due to Change In				Increase (Decrease) Due to Change In
Average Volume		Average Rate	Total	Average Volume	Average Rate	Total
Interest Income:
Loans	$10,972,938	$(3,006,164)	$7,966,774	$529,145	$208,881	$738,026
Total interest-bearing deposits with banks, fed funds sold, and investments	351,648	99,266	450,914	(105,518)	27,228	(78,290)
Loans held for sale	776,325	-	776,325	-	-	0
Total Interest Income	12,100,911	(2,906,898)	9,194,013	423,627	236,109	659,736

Interest Expense:
Time deposits	628,586	(176,538)	452,048	(130,338)	(1,104)	(131,442)
Other interest-bearing deposits	199,968	35,845	235,813	15,876	(13,465)	2,411
Borrowings	1,869	111	1,980	(7)	(73)	(80)
Total Interest Expense	830,423	(140,582)	689,841	(114,469)	(14,642)	(129,111)

(Decrease)/Increase in Net Interest Income	$11,270,488	$(2,766,316)	$8,504,172	$538,096	$250,751	$788,847

Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

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

We recorded a provision for loan losses of $0.8 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.  The increase in the provision for the year ended December 31, 2013 when compared to 2012 was due primarily to the increase in loans outstanding as a result of the Merger and partly due to an increase in loan losses recognized by the Bank’s peer group on which our allowance is partially based.   The loans acquired from the Merger were recorded at fair value at the acquisition date and there has been insignificant subsequent credit degradation of these loans as of December 31, 2013.  Management expects both the allowance for losses and the related provision for loan losses to increase in the future due to the gradual runoff of the acquired loan portfolio and new loan originations.

Noninterest Income

The following table reflects the amounts and changes in noninterest income for the years ended December 31, 2013 and December 31, 2012:

	Year Ended December 31:		2013 vs 2012
	2013	2012	$ Change	% Change

Electronic banking fees (1)	$2,050,941	$-	$2,050,941	-
Mortgage banking fees and gains (1)	2,372,956	-	2,372,956	-
Net gain on sale of real estate acquired through foreclosure	283,984	181,090	102,894	57%
Brokerage commissions (1)	471,810	-	471,810	-
Service charges on deposit accounts	285,557	73,902	211,655	286%
Bargain purchase gain	2,860,199	-	2,860,199	-
Other income	619,531	157,690	461,841	293%
Total Noninterest Income	$8,944,978	$412,682	$8,532,296	2068%

(1)	New business unit acquired in the Merger.

We recorded noninterest income of $8.9 million for the year ended December 31, 2013, an increase of $8.5 million when compared to 2012.  Excluding the bargain purchase gain resulting from the Merger of $2.9 million, noninterest income was $6.1 million for the year ended December 31, 2013, a $5.7 million increase when compared to 2012. As shown in the table above, a substantial portion of this increase was attributable to the three new business units acquired in the Merger. The remainder of this increase was also primarily a result of the Merger.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the years ended December 31, 2013 and 2012:

	Year Ended December 31:		2013 vs 2012
	2013	2012	$ Change	% Change

Salary and employee benefits	$10,523,757	$4,002,556	$6,521,201	163%
Occupancy expenses	2,189,811	363,615	1,826,196	502%
Furniture and equipment expenses	802,812	249,582	553,230	222%
Legal, accounting and other professional fees	1,362,118	745,371	616,747	83%
Data processing and item processing services	1,054,234	633,355	420,879	66%
FDIC insurance costs	285,411	94,195	191,216	203%
Advertising and marketing related expenses	381,810	329,444	52,366	16%
Foreclosed property expenses	369,106	294,737	74,369	25%
Loan collection costs	154,864	69,907	84,957	122%
Core deposit intangible amortization	791,498	91,481	700,017	765%
Merger related expenses	2,041,756	916,174	1,125,582	123%
Other expenses	2,157,944	438,847	1,719,097	392%
Total Noninterest Expenses	$22,115,121	$8,229,264	$13,885,857	169%

We recorded noninterest expenses of $22.1 million for the year ended December 31, 2013, representing an increase of $13.9 million when compared to 2012.  Excluding Merger-related expenses of $2.0 million and $0.9 million for the years ended December

31, 2013 and 2012, respectively, noninterest expenses were $20.1 million for the year ended December 31, 2013, a $12.8 million increase when compared to 2012. This net increase was primarily a result of the Merger. Some comparative expense drivers are as follows:

•	The number of full-time equivalent employees increased from 38 at December 31, 2012 to 146 at December 31, 2013.
•	The number of branches and administrative facilities increased from three at December 31, 2012 to 15 at December 31, 2013.

Income Taxes

For the year ended December 31, 2013, the provision for income taxes totaled $0.5 million, or an effective tax rate of 13.5%, compared to $0.6 million, or an effective tax rate of 91.8%, for the same period in 2012.  The decrease in the effective tax rate for the year ended December 31, 2013 when compared to the same period in 2012 resulted from the following:

•	In 2013, the bargain purchase gain resulting from the Merger is not included in taxable income resulting in a lower effective tax rate; and
•

In 2012, there were more acquisition costs incurred compared to 2013 that were not tax deductible; therefore, our taxable income was not reduced for these costs, resulting in a higher effective tax rate.

Unless there are any significant unusual transactions or changes in tax law, our effective tax rate is likely to return to a rate closer to the combined federal and state statutory rate of approximately 39.5% for the year 2014.

FINANCIAL CONDITION

Our total assets were $419 million at December 31, 2013, an increase of $286 million, or 215%, when compared to the $133 million recorded at December 31, 2012.  Interest-earning assets accounted for $257 million of this increase, with $312 million added as a result of the Merger.  Loans grew by $219 million, with $225 million added as a result of the Merger.  Total deposits were $361 million at December 31, 2013, an increase of $260 million, or 259%, when compared to the $101 million recorded at December 31, 2012.  $318 million of deposits were added as a result of the Merger.  Stockholders’ equity was $55 million at December 31, 2013, an increase of $23 million, or 71%, when compared to the $32 million recorded at December 31, 2012.  Stockholders’ equity increased by $18 million as a result of the Merger

Investment Securities

Our investment policy authorizes management to invest in traditional securities instruments in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment portfolio consists entirely of securities available for sale.  Securities available for sale are those securities that we intend to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

The investment portfolio consists primarily of U.S. Government agency securities, residential mortgage-backed securities, and state and municipal obligations.  The income from state and municipal obligations is exempt from federal income tax.  Certain agency securities are exempt from state income taxes.  We use the investment portfolio as a source of both liquidity and earnings.   Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk and to look for opportunities to use liquidity from maturing investments to reduce our use of high cost time deposits and borrowed funds.

Investment securities increased $26.9 million, or 277%, to $36.6 million at December 31, 2013, from $9.7 million at December 31, 2012.  This increase was the result of the Merger, which added $22.5 million of investment securities to our investment portfolio, and new securities purchases totaling $15.7 million.  Offsetting decreases included the sale of all trust preferred securities issued by banks, thrifts and insurance companies acquired in the Merger totaling $2.6 million, principal pay downs totaling $7.4 million, a decrease in market value of $0.7 million and the reclassification of a security from investment securities to restricted equity securities of $0.2 million.

The composition of investment securities, by estimated fair values, at December 31, 2013, 2012 and 2011 are presented in the following table:

	2013		2012		2011
	Fair Value	%	Fair Value	%	Fair Value	%
U.S. Government agency	$7,525,915	20.5%	$-	-	$-	-
Residential mortgage-backed securities	23,801,003	65.1%	9,716,626	100%	14,674,092	100%
State and municipal bonds	5,189,886	14.2%	-	-	-	-
Total debt securities	36,516,804	99.8%	9,716,626	100%	14,674,092	100%
Equity securities	69,865	0.2%	-	-	-	-
Total available for sale	$36,586,669	100.0%	$9,716,626	100%	$14,674,092	100%

Maturities and weighted average yields for investment securities at December 31, are presented in the following table:

	2013
	Amortized	Fair	Yield
Maturing	Cost	Value	(1), (2)
Within one year	$-	$-
Over one to five years	3,139,647	3,120,919	1.72%
Over five to ten years	9,186,255	9,070,492	2.73%
Over ten years	532,180	524,390	2.10%
Residential mortgage-backed securities	23,965,230	23,801,003	3.05%
Total debt securities	$36,823,312	$36,516,804	2.85%

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities increased $0.7 million, or 289%, to $1.0 million at December 31, 2013, from $0.3 million at December 31, 2012.  This increase was primarily a result of the Merger.

Loans Held for Sale

Loans held for sale were $12.8 million at December 31, 2013 compared to $0 at December 31, 2012. The increase in loans held for sale was due to the addition of the mortgage banking business unit as a result of the Merger.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial & Industrial	$34,278,539	11%	$20,601,207	20%	$26,351,942	27%	$25,810,468	29%
Commercial Real Estate	157,450,876	49%	39,906,055	39%	28,561,983	30%	16,959,062	19%
Residential Real Estate	73,323,554	23%	22,229,445	22%	20,858,635	21%	16,901,963	19%
Home Equity Line of Credit	33,257,822	10%	10,284,221	10%	13,612,924	14%	14,731,417	17%
Land	1,716,747	1%	3,098,973	3%	5,172,942	5%	7,558,993	9%
Construction	19,343,013	6%	4,704,581	5%	1,959,353	2%	5,112,225	6%
Consumer & Other	1,309,781	0%	911,690	1%	502,270	1%	1,340,547	1%
Total Loans	320,680,332	100%	101,736,172	100%	97,020,049	100%	88,414,675	100%
Less: Allowance for Loan Losses	(851,000)		(655,942)		(824,653)		(684,289)
Net Loans	$319,829,332		$101,080,230		$96,195,396		$87,730,386

Loans, net of deferred fees and costs, increased by $219 million from $101.7 million at December 31, 2012 to $320.7 million at December 31, 2013, due primarily to the Merger.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2013:

	One Year or Less	After One Through Five Years	After Five Years	Total
By Loan Category:
Commercial & Industrial	$18,974,615	$13,645,620	$1,658,304	$34,278,539
Commercial Real Estate	20,124,244	93,161,277	44,165,355	157,450,876
Residential Real Estate	2,783,836	13,255,137	57,284,581	73,323,554
Home Equity Line of Credit	-	874,883	32,382,939	33,257,822
Land	82,107	1,634,640	-	1,716,747
Construction	11,149,683	6,092,322	2,101,008	19,343,013
Consumer & Other	575,998	342,887	390,896	1,309,781
Total	$53,690,483	$129,006,766	$137,983,083	$320,680,332

By Rate Terms:
Fixed rate	26,480,922	108,148,693	80,170,306	214,799,921
Adjustable rate	27,209,561	20,858,073	57,812,777	105,880,411
Total	$53,690,483	$129,006,766	$137,983,083	$320,680,332

Loans are placed on nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Placing a loan on nonaccrual status means that we no longer accrue interest on such loan and reverses any interest previously accrued but not collected.  Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.  A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to make payments in accordance with the terms of the loan and remain current.

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

At December 31, 2013, we had 48 impaired loans totaling $6.1 million (including purchased credit impaired loans (“PCI”) of $501,143 that have current period charge-offs).  Of this amount, 37 impaired loans totaling $3.8 million were classified as nonaccrual loans.  At December 31, 2013, troubled debt restructurings, or TDRs, included in impaired loans totaled $2.6 million, eight loans of which were included in nonaccrual loans having a total balance of $0.9 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At December 31, 2013, the total valuation allowance for impaired loans was $0.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2013	2012	2011	2010

Nonaccrual loans excluding PCI loans	$3,809,000	$1,299,252	$3,474,989	$1,055,197
Nonaccrual PCI loans	179,114	656,624	20,000	-
TDR loans excluding those in nonaccrual loans	1,633,980	1,794,220	1,750,000	-
Accruing loans past due 90+ days excluding PCI loans	-	460,354	-	-
Accruing PCI loans past due 90+ days	2,692,572	1,186,437	1,848,482	3,916,077

Total nonperforming loans	8,314,666	5,396,887	7,093,471	4,971,274

Real estate acquired through foreclosure	1,290,120	1,151,256	1,504,101	1,818,460

Total nonperforming assets	$9,604,786	$6,548,143	$8,597,572	$6,789,734

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

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of December 31, 2013, these loans totaled $21.6 million and consisted primarily of Commercial Real Estate and Residential Real Estate loans which had balances of $17.5 million and $2.4 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The allowance consists of specific and general components.  The specific component relates to individual loans that are classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement and primarily includes nonaccrual loans, troubled debt restructurings, and purchased credit impaired loans where cash flows have deteriorated from those forecast as of the acquisition date.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value of the loan.  For collateral-dependent impaired loans, any measured impairment is properly charged-off against the loan and allowance in the applicable reporting period.  The specific component may fluctuate from period to period if changes occur in the nature and volume of impaired loans.

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

The allowance was $851,000 at December 31, 2013, compared to $655,942 at December 31, 2012.  The allowance as a percentage of total portfolio loans was 0.27% at December 31, 2013 and 0.64% at December 31, 2012.  The decrease in this percentage when comparing 2013 to 2012 was due primarily to the acquisition of loans as part of the Merger which were recorded at fair value at the acquisition date and no separate valuation allowance was established.

For non-impaired loans acquired by the Bank from BNB on July 10, 2010 without evidence of deteriorated credit quality, there was an unamortized discount of $1.2 million and $1.9 million at December 31, 2013 and December 31, 2012, respectively, which represented 4.2% and 5.1%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $1.6 million at December 31, 2013 which represented 1.1% of the related loan balance.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the year ended December 31, 2013, we recorded net charge-offs of $647,149 compared to net charge-offs of $902,528 during 2012.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010
Balance at beginning of year	$655,942	$824,653	$684,289	$-
Chargeoffs:
Commercial & Industrial	82,860	101,128	39,778	-
Commercial Real Estate	187,419	1,796
Residential Real Estate	441,421	183,765	424,579	-
Home Equity Line of Credit	10,919	647,063	383,187	-
Land	-	36,177	231,362	-
Construction	-	-	37,386	-
Consumer & Other	1,000	-
Total charge-offs	723,619	969,929	1,116,292	-

Recoveries:
Commercial & Industrial	-	30,000	-	-
Commercial Real Estate	-	1,796	-	-
Residential Real Estate	39,135	7,000	-	-
Home Equity Line of Credit	13,578	28,605	-	-
Land	23,026	-	-	-
Construction	-	-	-	-
Consumer & Other	731	-	-	-
Total recoveries	76,470	67,401	-	-

Net charge-offs	647,149	902,528	1,116,292	-
Provision for loan loss	842,207	733,817	1,256,656	684,289

Balance at end of year	$851,000	$655,942	$824,653	$684,289

Allowance as a percentage of total loans at the end of the year	0.27%	0.64%	0.85%	0.77%
Net charge-offs as a percentage of average loans during the year	0.25%	0.92%	1.21%	0.00%

The following table presents the allowance for loan losses by loan category at the dates indicated below:

	2013		2012		2011		2010
	Amount	As % of Total Allowance	Amount	As % of Total Allowance	Amount	As % of Total Allowance	Amount	As % of Total Allowance
Commercial & Industrial	$167,400	20%	$121,759	19%	$151,395	18%	$232,789	34%
Commercial Real Estate	324,080	38%	131,350	20%	88,361	11%	36,604	5%
Residential Real Estate	80,239	9%	199,306	30%	49,490	6%	69,677	10%
Home Equity Line of Credit	129,203	15%	81,955	12%	446,911	54%	207,227	30%
Land	6,918	1%	6,400	1%	8,256	1%	78,996	12%
Construction	135,416	16%	109,335	17%	75,473	9%	55,233	8%
Consumer & Other	7,744	1%	5,837	1%	4,767	1%	3,763	1%
Total Loans	$851,000	100%	$655,942	100%	$824,653	100%	$684,289	100%

Deposits

The following deposit table presents the composition of deposits at December 31, 2013 and 2012:

	2013		2012		2013 vs 2012
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$90,077,139	25%	$22,005,741	22%	$68,071,398	309%

Interest-bearing deposits:
Checking	42,378,939	12%	7,088,483	7%	35,290,456	498%
Savings	27,817,849	8%	424,103	0%	27,393,746	6459%
Money market	78,356,997	22%	20,051,187	20%	58,305,810	291%
Total interest-bearing checking, savings and money market deposits	148,553,785	42%	27,563,773	27%	120,990,012	439%

Time deposits under $100,000	59,403,534	16%	9,431,667	9%	49,971,867	530%
Time deposits of $100,000 or more	62,959,013	17%	41,670,949	42%	21,288,064	51%
Total time deposits	122,362,547	33%	51,102,616	51%	71,259,931	139%

Total interest bearing deposits	270,916,332	75%	78,666,389	78%	192,249,943	244%

Total Deposits	$360,993,471	100%	$100,672,130	100%	$260,321,341	259%

The $260.3 million increase in total deposits was primarily attributable to the Merger, which added total deposits of $318.3 million.  Time deposit balances have decreased by $46.7 million since the Merger, as our strong liquidity position has allowed for a reduced dependence on large denomination and non-relationship balances.

The ratio of noninterest-bearing deposits to total deposits increased to 25% at December 31, 2013, from 22% at December 31, 2012.    Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network.  Through this deposit matching network, which includes CDARS and insured cash sweep service (“ICS”), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through CDARS and ICS on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At December 31, 2013, we had $11.6 million in CDARS and ICS deposits through the reciprocal deposit program compared to $0 at December 31, 2012.  We can also choose to place deposits through this network without receiving matching deposits.  At December 31, 2013, we had placed $3.4 million of deposits through this network for which we received no matching deposits, compared to $0.2 million at December 31, 2012.

Average balances by deposit category and the related average rate paid for the periods indicated are presented in the following table:

	Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposits	$74,794,928	0.00%	$24,030,276	0.00%	$21,582,519	0.00%
Interest-bearing deposits:
Checking	29,363,622	0.20%	5,959,133	0.23%	6,046,684	0.23%
Savings	20,065,330	0.03%	512,524	0.17%	295,157	0.10%
Money market	64,100,619	0.37%	22,230,278	0.23%	16,255,146	0.31%
Total interest-bearing checking, savings and money market deposits	113,529,571	0.27%	28,701,935	0.23%	22,596,987	0.28%

Total time deposits	117,716,218	0.81%	44,663,774	1.13%	56,173,591	1.13%

Total interest-bearing deposits	231,245,789	0.54%	73,365,709	0.78%	78,770,578	0.89%

Total Deposits	$306,040,717	0.41%	$97,395,985	0.59%	$100,353,097	0.70%

The following table presents the maturity distribution for time deposits of $100 thousand or more at December 31, 2013:

Amount
Three months or less	$6,165,999
Over three months through six months	5,041,674
Over six months through twelve months	17,239,779
Over twelve months	34,511,562
Total Time Deposits	$62,959,013

Borrowings

Borrowings acquired as a result of the Merger consisted of one fixed rate FHLB advance of $170,000.  This advance, which carried a 4.33% interest rate, matured and was paid in full in June 2013.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage its assets and liabilities effectively.

At December 31, 2013, our total stockholders’ equity increased to $54.6 million from $31.8 million at December 31, 2012, primarily as a result of the Merger but also due to the $3.3 million in net earnings for the year ended December 31, 2013.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  The minimum levels of Tier 1 and Total capital to risk-weighted assets are 4% and 8%, respectively, under the current regulations.

In addition, the OCC requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of at least 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB, either due to a merger or otherwise.

Until the adoption of the Basel III Capital Rules, the Company was not subject to specific capital requirements.  The Basel III Capital Rules generally will subject to the Company to the same capital requirements that apply to other depository institution holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).    At December 31, 2013 and 2012, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of December 31, 2013:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

As of December 31, 2012:

Total Risk-Based Capital Ratio	$30,128	27.76%	$8,681	8.00%	$10,852	10.00%

Tier I Risk-Based Capital Ratio	$29,472	27.16%	$4,341	4.00%	$6,511	6.00%

Leverage Ratio	$29,472	22.23%	$5,303	4.00%	$6,629	5.00%

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

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  Due to the Bank’s desire to preserve capital to fund its growth, we currently do not anticipate paying a dividend for the foreseeable future. In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of our Board of Directors and will depend, in part, on our earnings and future capital needs.

The current capital regime will significantly change when the Basel III Capital Rules are phased in starting on January 1, 2015.  These changes are discussed in Item 1 of Part I of this Annual Report under the heading “Capital Requirements” in the “Supervision and Regulation” section.

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

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations and capital.  Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by the Bank’s competition.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $67.0 million at December 31, 2013.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  As of December 31, 2013, we had $7.1 million in cash and due from banks, $16.2 million in interest-bearing deposits with banks and federal funds sold, and $36.6 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $88 million with the FHLB of which $55.6 million was available to be drawn on December 31, 2013 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the FRB and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $19.3 million of securities pledged at the FHLB, $0.2 million of securities pledged at the FRB, and an additional $17.1 million of unpledged securities.  Using these securities as collateral, the Bank could borrow approximately $26.6 million as of December 31, 2013.  Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the FRB or to pledge unpledged securities to this institution before it could borrow against this line.  There was no balance outstanding under these lines or other borrowings at December 31, 2013.

To further aid in managing liquidity, the Bank’s Board of Directors has approved and formed an Asset/Liability Management Committee (“ALCO”) to review and discuss recommendations for the use of available cash and to maintain an investment portfolio.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs.

We believe the Bank has adequate cash on hand and available through liquidation of investment securities and available borrowing capacity to meet our liquidity needs.  Although we believe sufficient liquidity exists, if economic conditions and consumer confidence deteriorate, this liquidity could be depleted, which would then materially affect our ability to meet operating needs and to raise additional capital.

MARKET RISK AND INTEREST RATE SENSITIVITY

Our primary market risk is interest rate fluctuation.  Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans.  Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on liabilities.  Our interest rate risk represents the level of exposure we have to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The ALCO oversees our management of interest rate risk.  The objective of the management of interest rate risk is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect us from any material financial consequences associated with changes in interest rate risk.

Interest rate risk is that risk to earnings or capital arising from movement of interest rates.  It arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships across yield curves that affect bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest rate related options embedded in certain bank products (option risk).  Changes in interest rates may also affect a bank’s underlying economic value.  The value of a bank’s assets, liabilities, and interest-rate related, off-balance sheet contracts is affected by a change in rates because the present value of future cash flows, and in some cases the cash flows themselves, is changed.

We believe that accepting some level of interest rate risk is necessary in order to achieve realistic profit goals.  Management and the Board have chosen an interest rate risk profile that is consistent with our strategic business plan.

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by our ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we employ. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and eight alternative simulations at least once a quarter and report the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

The statement of condition is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/ - 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in the current rate environment. It is our goal to structure the balance sheet so that net interest-earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At December 31, 2013, we were in an asset sensitive position.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	-20.0%	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%
December 31, 2013	11.7%	8.7%	5.6%	2.7%	-1.3%	N/A	N/A	N/A
December 31, 2012	12.0%	9.4%	6.8%	4.1%	-0.6%	N/A	N/A	N/A

As shown above, measures of net interest income at risk were slightly less favorable than at December 31, 2012 at all interest rate shock levels. All measures remained well within prescribed policy limits.  The primary contributor to the slightly less favorable position was the less asset sensitive balance sheet that resulted from the Merger and customer desire to lock in current low interest rates.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of the Company’s net assets.

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	-40.0%	-30.0%	-20.0%	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%
December 31, 2013	17.7%	14.3%	10.1%	5.9%	-11.0%	N/A	N/A	N/A
December 31, 2012	1.6%	1.9%	2.0%	1.6%	-6.6%	N/A	N/A	N/A

The EVE at risk improved at December 31, 2013 compared to December 31, 2012 in all rising interest rate shock levels. The positive impact on EVE is caused by the significant increase in volume of longer duration noninterest-bearing deposit accounts from the Merger which generates more benefit as market rates increase in the shock scenarios.  This same contributor during rising rate scenarios is also the primary reason the EVE decreases in the declining rate scenario.  We evaluated the slightly below policy decrease in the declining rate scenario shown in the table above.  Though we believe the likelihood of this scenario is extremely remote, we will continue to adjust our strategy and monitor the impact of our adjustments to ensure they do not exacerbate or create new out of policy limit results.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

We have various contractual obligations that may require future cash payments. The following table presents our significant contractual obligations as of December 31, 2013:

	Projected Maturity Date or Payment Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time Deposits (1)	$122,362,547	$60,492,159	$40,702,877	$12,002,649	$9,164,862
Operating lease obligations	10,732,819	1,679,123	2,647,460	1,762,760	4,643,476
Purchase obligations (2)	3,900,000	857,000	1,792,000	1,251,000	-
Total	$136,995,366	$63,028,282	$45,142,337	$15,016,409	$13,808,338

(1) In the normal course of business, a substantial portion of these balances rollover into new time deposits.
(2) Represents payments required under a contract with our data processing services provider which expires in April 2018.

The total obligation is estimated based on our normal monthly charges post-Merger and assuming a 3% annual growth rate.

We also enter into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit, and letters of credit issued by the Bank.  Credit commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee.  Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time.  Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

The following table presents our outstanding loan commitments and lines and letters of credit as of December 31, 2013:

2013
December 31, 2013
Loan commitments	$6,224,298
Unused lines of credit	58,479,498
Standby letters of credit	2,254,568

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  Management is not aware of any accounting loss that we would incur by funding these commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required, since we are a “smaller reporting company”, but information regarding our market risk is discussed in Item 7 of this Part II under the heading, “Market Risk and Interest Rate Sensitivity”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bay Bancorp, Inc.

Lutherville, MD

We have audited the accompanying consolidated balance sheets of Bay Bancorp, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Bancorp, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey LLP

Frederick, Maryland

March 28, 2014

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

Cash and due from banks	$7,126,720	$1,627,715
Interest bearing deposits with banks and federal funds sold	16,146,340	18,057,114
Total Cash and Cash Equivalents	23,273,060	19,684,829

Investment securities available for sale, at fair value	36,586,669	9,716,626
Restricted equity securities, at cost	1,009,695	259,800
Loans held for sale	12,836,234	-

Loans, net of deferred fees and costs	320,680,332	101,736,172
Less: Allowance for loan losses	(851,000)	(655,942)
Loans, net	319,829,332	101,080,230

Real estate acquired through foreclosure	1,290,120	1,151,256
Premises and equipment, net	5,998,532	394,425
Bank owned life insurance	5,356,575	-
Core deposit intangible	3,993,679	173,815
Deferred tax assets, net	6,564,121	239,189
Accrued interest receivable	1,186,748	330,639
Other assets	1,164,538	213,059
Total Assets	$419,089,303	$133,243,868

LIABILITIES

Noninterest-bearing deposits	$90,077,139	$22,005,741
Interest-bearing deposits	270,916,332	78,666,389
Total Deposits	360,993,471	100,672,130

Defined benefit pension liability	42,492	-
Accrued expenses and other liabilities	3,499,072	747,322
Total Liabilities	364,535,035	101,419,452

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000 shares, issued and outstanding 9,379,753 shares as of December 31, 2013; authorized 11,108,500 shares, issued and outstanding 5,831,963 shares as of December 31, 2012.	9,379,753	5,831,963
Additional paid-in capital	36,357,001	21,269,898
Retained earnings	7,703,597	4,462,463
Accumulated other comprehensive income	1,113,917	260,092
Total Stockholders' Equity	54,554,268	31,824,416
Total Liabilities and Stockholders' Equity	$419,089,303	$133,243,868

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012

Interest income:
Interest and fees on loans	$17,531,386	$9,564,612
Interest on loans held for sale	776,325	-
Interest and dividends on securities	638,538	229,951
Interest on deposits with banks and federal funds sold	73,294	30,966
Total Interest Income	19,019,543	9,825,529

Interest expense:
Interest on deposits	1,259,901	572,039
Interest on short-term borrowings	2,068	88
Total Interest Expense	1,261,969	572,127
Net Interest Income	17,757,574	9,253,402

Provision for loan losses	842,207	733,817
Net interest income after provision for loan losses	16,915,367	8,519,585

Noninterest income:
Electronic banking fees	2,050,941	-
Mortgage banking fees and gains	2,372,956	-
Net gain on sale of real estate acquired through foreclosure	283,984	181,090
Brokerage commissions	471,810	-
Service charges on deposit accounts	285,557	73,902
Bargain purchase gain	2,860,199	-
Other income	619,531	157,690
Total Noninterest Income	8,944,978	412,682

Noninterest Expenses:
Salary and employee benefits	10,523,757	4,002,556
Occupancy expenses	2,189,811	363,615
Furniture and equipment expenses	802,812	249,582
Legal, accounting and other professional fees	1,362,118	745,371
Data processing and item processing services	1,054,234	633,355
FDIC insurance costs	285,411	94,195
Advertising and marketing related expenses	381,810	329,444
Foreclosed property expenses	369,106	294,737
Loan collection costs	154,864	69,907
Core deposit intangible amortization	791,498	91,481
Merger related expenses	2,041,756	916,174
Other expenses	2,157,944	438,847
Total Noninterest Expenses	22,115,121	8,229,264
Income before income taxes	3,745,224	703,003

Income tax expense	504,090	645,450
Net income	$3,241,134	$57,553

Basic net income per common share	$0.39	$0.01

Diluted net income per common share	$0.39	$0.01

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012

Net income	$3,241,134	$57,553

Other Comprehensive Income:

Unrealized (loss) gain on investment securities available for sale	(744,943)	51,569
Income tax benefit (expense) relating to item above	293,880	(20,343)
Net effect on other comprehensive income	(451,063)	31,226

Unrealized gain on defined benefit pension plan	2,154,881	-
Income tax benefit (expense) relating to item above	(849,993)	-
Net effect on other comprehensive income	1,304,888	-

Other comprehensive income	853,825	31,226
Total Comprehensive Income	$4,094,959	$88,779

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance December 31, 2011 (1)	$5,820,854	$20,940,245	$4,404,910	$228,866	$31,394,875

Net income	-	-	57,553	-	57,553
Other comprehensive income	-	-	-	31,226	31,226
Stock-based compensation	-	289,502	-	-	289,502
Issuance of common stock under stock option plan	19,995	79,905	-	-	99,900
Repurchase and retirement of common stock	(8,886)	(39,754)	-	-	(48,640)
Balance December 31, 2012 (1)	5,831,963	21,269,898	4,462,463	260,092	31,824,416

Net income	-	-	3,241,134	-	3,241,134
Other comprehensive income	-	-	-	853,825	853,825
Issuance of common stock to FSPF I, LLC	2,039,958	8,960,042	-	-	11,000,000
Carrollton Bancorp shares retained at the date of Merger	1,483,457	5,800,313	-	-	7,283,770
Issuance of restricted common stock	15,488	(15,488)	-	-	-
Stock-based compensation	-	311,133	-	-	311,133
Issuance of common stock under stock option plan	8,887	31,103	-	-	39,990
Balance December 31, 2013	$9,379,753	$36,357,001	$7,703,597	$1,113,917	$54,554,268

(1)

As restated for the effect of the Merger (as defined in Note 1), with each share of Jefferson Bancorp, Inc. common stock, $0.01 par, converted into 2.2217 shares of Bay Bancorp, Inc. common stock, $1.00 par.

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$3,241,134	$57,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	644,261	116,792
Stock-based compensation	311,133	289,502
Amortization of investment premiums and discounts, net	474,574	215,467
Accretion of net discounts on loans	(4,127,391)	(4,089,616)
Amortization of core deposit intangibles	791,498	91,481
Amortization of deposit premiums	(989,291)	-
Provision for loan losses	842,207	733,817
Increase in cash surrender value of bank owned life insurance	(93,320)	-
Bargain purchase gain	(2,860,199)	-
Deferred income taxes	(486,211)	(216,505)
Write down of real estate acquired through foreclosure	100,611	125,066
Gain on sale of real estate acquired through foreclosure	(283,984)	(181,090)
Origination of loans held for sale	(203,686,063)	-
Proceeds from sales of loans held for sale	220,225,874	-
Gains on sales of loans held for sale	(2,372,956)	-
Net decrease in accrued pension plan	(85,468)	-
Net decrease in accrued interest receivable and other assets	3,168,586	559,280
Net (decrease) increase in accrued expenses and other liabilities	(357,825)	234,349
Net cash provided by (used in) operating activities	14,457,170	(2,063,904)

Cash flows from investing activities:
Acquisition, net of cash acquired	27,152,544	-
Purchases of investment securities available for sale	(15,744,344)	-
Redemptions and maturities of investment securities available for sale	7,438,726	4,793,568
Proceeds from sale of securities available for sale	2,622,388	-
Redemption of Federal Home Loan Bank stock	34,800	230,100
Net decrease (increase) in loans	10,691,422	(2,713,291)
Proceeds from sale of real estate acquired through foreclosure	2,185,785	1,593,125
Purchases of premises and equipment	(286,635)	(356,051)
Proceeds from sale of premises and equipment	1,124,849	-
Net cash provided by investing activities	35,219,535	3,547,451

Cash flows from financing activities:
Net (decrease) increase in deposits	(56,958,464)	2,712,614
Repayment of Federal Home Loan Bank advances	(170,000)	-
Proceeds from issuance of common stock	11,000,000	-
Issuance of common stock on stock option exercise	39,990	99,900
Repurchase and retirement of common stock	-	(48,640)
Net cash (used in) provided by financing activities	(46,088,474)	2,763,874

Net increase in cash and cash equivalents	3,588,231	4,247,421
Cash and cash equivalents at beginning of period	19,684,829	15,437,408
Cash and cash equivalents at end of period	$23,273,060	$19,684,829

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2013	2012
Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$2,401,936	$683,899
Income taxes paid	319,530	927,000

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$1,232,558	$1,184,256
Transfer of loans held for sale to loan portfolio	2,441,782	-
Bay Bancorp, Inc. shares retained at the date of the Merger	7,283,770	-

See accompanying notes to audited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bay Bancorp, Inc. is a savings and loan holding company.  Until November 1, 2013, Bay Bancorp, Inc. operated under the name Carrollton Bancorp.  Effective November 1, 2013, Bay Bancorp, Inc.’s corporate name was changed to Bay Bancorp, Inc.    As used in these notes, the term “the Company” refers to Bay Bancorp, Inc. and its consolidated subsidiaries.

Through its subsidiary, Bay Bank, FSB, a federal savings bank (the “Bank”), Bay Bancorp, Inc. is engaged in a general commercial and retail business and has twelve full-service branch locations in Maryland.  The principal business of the Bank is to make loans and other investments and to accept time and demand deposits.  The Bank’s core markets are the communities within the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, Carroll and Harford, as well as Wicomico and Somerset counties on the Eastern Shore of Maryland. Lending activities are broader, including the entire state of Maryland, and, to a limited extent, the surrounding states.  The Bank offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, time deposits, and other banking services.  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit.  The Bank’s customers are primarily individuals and small businesses.  The Bank’s subsidiary, Bay Financial Services, Inc., provides investment advisory and brokerage services.

Basis of Presentation

The consolidated financial statements include the accounts of Bay Bancorp, Inc., the Bank and the Bank’s consolidated subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on Bay’s books on the basis of its equity in the net assets.

On April 19, 2013, Bay Bancorp, Inc. acquired all the outstanding common stock of Jefferson Bancorp, Inc. (“Jefferson”) in a merger (the “Merger”) that was accounted for as a reverse acquisition and recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  For accounting and financial reporting purposes, Jefferson is deemed to have acquired Bay Bancorp, Inc. in the Merger even though Bay Bancorp, Inc. was the legal successor in the Merger, and the historical financial statements of Jefferson have become the Company’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Merger are those of Jefferson, and the historical consolidated financial statements after the Merger include the assets and liabilities of Jefferson and Bay Bancorp, Inc., historical operations of Jefferson and operations of the combined corporation after April l9, 2013.  See Note 2 for further information regarding the Merger.  When discussing periods prior to April 19, 2013,  the term “the Company” as used in these notes refers to Jefferson and its consolidated subsidiaries.

Reclassifications

Certain prior year amounts have been reclassified to conform to current period classifications.  The reclassifications had no effect on gross revenues, gross expenses, net income, stockholders’ equity, or the net change in cash and cash equivalents and are not material to previously issued financial statements.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses; the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of intangible assets and other purchase accounting related adjustments; benefit plan obligations and expenses; the valuation of deferred tax assets, real estate acquired through foreclosure, and net assets acquired in the merger; and the estimate of expected cash flows for loans acquired with deteriorated credit quality.

Segment Information

The Company has one reportable segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Cash and Cash Equivalents

The Company has included cash and due from banks, interest bearing deposits with banks with an original maturity of 90 days or less, and federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

The Bank is required under Federal Reserve Board (“Federal Reserve”) regulations to maintain reserves against its transaction accounts.  These reserves are generally held in the form of cash or noninterest-earning accounts at the Bank.  Based on the nature of our transaction account deposits and the amount of vault cash on hand, the Bank is not required to maintain a reserve balance with the Federal Reserve at December 31, 2013 and 2012.

Investment Securities Available for Sale

Investment securities classified as available for sale are recorded at fair value.  Temporary unrealized gains or losses on available for sale securities are excluded from net income and reported, net of taxes, as a separate component of other comprehensive income (loss) included in stockholders’ equity.  Premiums or discounts on available for sale securities are amortized or accreted into income using the interest method.  For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities.  The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities.  Realized gains or losses are recorded on the trade date using the specific identification method.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Debt securities with a decline in fair value below their cost that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses.  The amount of the impairment for debt securities related to other factors is recognized in other comprehensive income (loss).  In evaluating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in value, (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events, and (4) for fixed maturity securities, whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of the cost basis, which may be at maturity.

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

The Company’s holdings of restricted stock investments consist of the following at December 31, 2013 and 2012:

	2013	2012
Federal Home Loan Bank	$690,700	$194,800
Visa Inc., Class B	204,195	-
Maryland Financial Bank	49,800	-
Atlantic Central Bankers Bank	65,000	65,000
Total restricted equity securities	$1,009,695	$259,800

Loans Held for Sale

The Company originates residential mortgage loans for resale in the secondary mortgage loan market. These loans are classified as loans held for sale and are carried at the lower of cost or estimated market value on an aggregate basis. Market value is determined based on the price secondary markets are currently offering for similar loans.  Loans held for sale are sold with servicing rights released; gain or loss on the sale is recorded at the date the loan is sold in noninterest income.

Loans

The accounting methods for loans differ depending on whether the loans are originated or purchased, and if purchased, whether or not the purchased loans reflected credit deterioration since the date of origination such that it is probable on the purchase date that the Company will be unable to collect all contractually required payments.

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

Loans Acquired in a Transfer

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date.  Based on this evaluation, the Company determined that the loans acquired from both the BNB acquisition and the Merger subject to ASC Topic 310-30 would be accounted for individually.

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

Allowance for Loan Losses

The allowance for loan losses (the “allowance”) is established to estimate losses that may occur on loans by recording a provision for loan losses that is charged to earnings in the current period.  Loans are charged-off when management believes a loan or any portion thereof is not collectable.  Subsequent recoveries, if any, are credited to the allowance.

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

Premises and Equipment

Land is carried at cost.  Buildings, land improvements, leasehold improvements, furniture and equipment, and software are stated at cost less accumulated depreciation and amortization.  The cost basis of premises and equipment acquired through the Merger is their respective acquisition date fair values.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the lease term or over the estimated useful lives of the assets.  Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings, leasehold improvements, and furniture and equipment are capitalized.  Gains or losses on disposition of assets are reflected in earnings.

Long-lived assets are evaluated for impairment by management on an on-going basis.  Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance policies on certain employees as a means to generate tax-exempt income which is used to offset a portion of current and future employee benefit costs.  Bank owned life insurance is recorded at the cash surrender value of the policies.  Changes in the cash surrender value are included in noninterest income.

Core Deposit Intangible

Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over periods ranging from four to nine years; amortization is recorded in noninterest expenses.

Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on available for sale securities and unrecognized actuarial gains and losses, transition obligations and prior service costs on its pension plan in accumulated other comprehensive income, net of taxes.  Unrealized gains and losses on available for sale securities are reclassified into earnings as the gains or losses are realized upon sale of the securities.  The credit component of unrealized losses on available for sale securities that are determined to be other-than-temporary impaired are reclassified into earnings at the time the determination is made.

Derivatives

As part of its mortgage banking activities, the Company makes commitments to originate residential mortgage loans that meet the accounting definition of derivatives.  As of December 31, 2013, the difference between the market value and the carrying amount of these commitments were immaterial and therefore, no gain or loss has been recognized in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred and included in noninterest expense.

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

When tax returns are filed, management is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while there may be other positions that are subject to uncertainty about their merits or the amounts of the positions that ultimately would be sustained if examined.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements.

It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statement of operations.

Stock-Based Compensation

Stock-based compensation expense is recognized over the employee or director’s service period, which is generally defined as the vesting period, of the stock-based grant based on the estimated grant date fair value.   A Black-Scholes option pricing model is used to estimate the fair value of stock options granted.

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

Recent Accounting Pronouncements and Developments

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

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40), clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the guidance  requires interim and annual disclosure of  the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The amended guidance is not expected to have a significant impact on the Company’s financial statement disclosures.

NOTE 2 – MERGER

On April 19, 2013, Bay Bancorp, Inc. completed its previously announced Merger with Jefferson. Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of April 8, 2012 (as amended, the “Merger Agreement”), by and among Jefferson, Bay Bancorp, Inc., and Financial Services Partners Fund I (“FSPF”), Jefferson merged with and into Bay Bancorp, Inc., with Bay Bancorp, Inc. continuing as the surviving corporation.  In addition, Bay Bancorp’s bank subsidiary, Carrollton Bank, merged with and into the Bank, which was then a subsidiary of Jefferson with the Bank continuing as the surviving bank (the “Bank Merger”).  Prior to the Bank Merger, Carrollton Bank had five subsidiaries: Bay Financial Services, Inc. f/k/a Carrollton Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); Mulberry Street, LLC (“MSLLC”); 13 Beaver Run LLC (“BRLLC”); and Mulberry Street A LLC (“MSALLC” and, together with BFS, CCDC, MSLLC and BRLLC, the “Carrollton Subsidiaries”).  Carrollton Bank’s interests in the Carrollton Subsidiaries were transferred to Bay Bank, FSB as a result of the Bank Merger.

Prior to the completion of the Merger, on April 18, 2013, FSPF invested $11,000,000 into Jefferson in exchange for  2,039,958 shares of common stock of Jefferson at a per share price of $5.39 (as restated for the Merger).

Upon closing of the Merger, each outstanding share of Jefferson's common stock was converted into the right to receive 2.2217 shares of Bay Bancorp's Inc. common stock. As a result of the Merger, Bay Bancorp, Inc. issued approximately 7.9 million shares of its common stock to Jefferson's stockholders in the aggregate. Pursuant to the terms and conditions of the Merger Agreement, the holders of Bay Bancorp, Inc. common stock immediately prior to the Merger elected to tender approximately 42% of the shares outstanding in conjunction with the Merger for cash at a value of $6.20 per share (the “Cash Election”). As a result of the Merger and after giving effect to the cash election, FSPF owned approximately 84% of the outstanding shares of Bay Bancorp, Inc.’s common stock, and the stockholders of Bay Bancorp, Inc. immediately prior to the Merger owned approximately 16% of the outstanding shares of Bay Bancorp, Inc.’s common stock.

Since the number of shares of Bay Bancorp, Inc.’s common stock issued to Jefferson’s stockholders in connection with the Merger exceeded 50% of the number of issued and outstanding shares of Bay Bancorp, Inc.’s common stock immediately after the Merger, the Merger is treated as a reverse acquisition of assets and a recapitalization for accounting purposes.  As a result, Jefferson is deemed to have acquired Bay Bancorp, Inc. for accounting and financial reporting purposes and the historical financial statements of Jefferson have become the Company’s historical financial statements pursuant to U.S. GAAP.    Results of operations of the acquired business are included in the consolidated income statement since April 19, 2013, the effective date of the Merger.

The Merger is accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed were recognized at fair value on the date the transaction was completed.  There was no goodwill recorded as a result of the Merger; however, a non-taxable bargain purchase gain of $2,860,199 was recognized and included as a separate line item within noninterest income on the consolidated statements of income.  The bargain purchase gain represented the excess of the fair value of net assets acquired over consideration paid.  The consideration paid represented a substantial discount to the book value of pre-Merger Bay Bancorp, Inc.’s net assets at the acquisition date.  The net impact of the fair value adjustments resulted in a $5,282,481 reduction in pre-Merger net assets of Bay Bancorp, Inc. The more significant fair value adjustments were the net discount on loans of $7,927,608 and the core deposit intangible of $4,611,362 which is being amortized over an estimated useful life of approximately nine years.

At December 31, 2013, the Company recorded measurement period adjustments to the fair values of certain acquired assets and assumed liabilities as previously reported at September 30, 2013.  These retrospective adjustments resulted in a $2,157,102 reduction to the bargain purchase gain during the year ended December 31, 2013 from the amount previously reported for the nine months ended September 30, 2013.  The retrospective adjustments recorded during the fourth quarter of 2013 and their impact on the bargain purchase gain were as follows: deferred income tax assets - $1,874,781 reduction due primarily to excess current and future year recognized built-in losses under Section 382 of the Internal Revenue Service code; facilities operating leases with above market rentals - $413,596 reduction; premises - $91,998 increase; loans - $62,321 reduction; and other liabilities - $101,598 increase.  As of December 31, 2013, the Company does not anticipate any future adjustments to the valuation of acquired assets and assumed liabilities.

The purchase price and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

		April 19, 2013
Purchase price:

Shares of Company common stock outstanding as of stockholder vote	2,579,388
Less: Shares tendered for cash	1,095,931
Shares of Company common stock retained by current stockholders	1,483,457

Shares of Company common stock retained by current stockholders	1,483,457
x Market price per share as of April 19, 2013	$4.91
Purchase price based on value of shares retained		$7,283,770

Shares tendered for cash	1,095,931
x Price per share as agreed to in the Definitive Agreement	$6.20
Purchase price based on value of shares tendered for cash		6,794,777

Total purchase price		$14,078,547

Identifiable assets:
Cash and cash equivalents		33,947,321
Investment securities available for sale and restricted equity securities		23,191,025
Loans held for sale		29,444,871
Loans		224,946,116
Core deposit intangible		4,611,362
Premises and equipment		7,086,582
Bank owned life insurance		5,263,255
Real estate acquired through foreclosure		908,718
Deferred tax asset		6,394,833
Other assets		4,976,174
Total identifiable assets		$340,770,257

Identifiable liabilities:
Deposits		318,269,096
Short-term borrowings		170,000
Defined benefit pension plan		2,266,626
Lease liability		683,009
Other liabilities		2,442,780
Total identifiable liabilities		$323,831,511

Bargain purchase gain resulting from the Merger		$2,860,199

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of these determinations related to the valuation of acquired loans.

The following is a summary of the loans acquired in the Merger:

	Purchased Credit Impaired Loans	Purchased Non-Impaired Loans	Total Purchased Loans
Contractually required principal and interest at acquisition	$44,734,226	$193,685,946	$238,420,172
Contractual cash flows not expected to be collected	(7,912,505)	-	(7,912,505)
Expected cash flows at acquisition	36,821,721	193,685,946	230,507,667
Interest component of expected cash flows	(2,788,895)	(2,772,656)	(5,561,551)
Basis in purchased loans at acquisition - estimated fair value	$34,032,826	$190,913,290	$224,946,116

The fair value of checking, savings and money market deposit accounts acquired was assumed to be the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

In connection with the Merger, the Company incurred Merger-related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce the Bank to the former Carrollton Bank customers, and other costs of completing the transaction.

A summary of Merger-related expenses included in the consolidated statements of income for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Salaries and employee benefits	$132,583	$-
Professional Fees	448,467	840,059
Data processing	1,183,579	33,692
Advertising and marketing expenses	159,374	10,285
Net occupancy and equipment costs	63,554	15,938
All other	54,199	16,200
Total Merger related expenses	$2,041,756	$916,174

Pro Forma Condensed Combined Financial Information

The following pro forma financial information combines the historical results of Jefferson and pre-Merger Bay Bancorp, Inc. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors.  The pro forma results exclude the impact of the bargain purchase gain of $2,860,199 and Merger-related expenses of $2,041,756.  While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the acquisition taken place on the indicated dates.

If the Merger had been completed on January 1, 2013, total revenue, net of interest expense, would have been approximately $32 million for the year ended December 31, 2013.  Net income would have been approximately $2.1 million for the same period.  Basic and diluted earnings per share would have been $0.37 for the year ended December 31, 2013.

If the Merger had been completed on January 1, 2012, total revenue, net of interest expense, would have been approximately $36.7 million for the year ended December 31, 2012.  Net income would have been approximately $3.5 million for the same period.  Basic and diluted earnings per share would have been $0.22 for the year ended December 31, 2012.

The disclosure of pre-Merger Bay Bancorp, Inc.’s post-acquisition total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Merger.

NOTE 3 – INVESTMENT SECURITIES

At December 31, 2013 and December 31, 2012, the amortized cost and estimated fair value of the Company’s investment securities available for sale portfolio are summarized as follows:

	Amortized	Gross Unrealized		Estimated
	cost	Gains	Losses	Fair Value
December 31, 2013

U.S. government agency	$7,592,138	$3,694	$(69,917)	$7,525,915
Residential mortgage-backed securities	23,965,230	273,885	(438,112)	23,801,003
State and municipal	5,265,944	-	(76,058)	5,189,886
Total debt securities	36,823,312	277,579	(584,087)	36,516,804
Equity securities	78,752	-	(8,887)	69,865
Totals	$36,902,064	$277,579	$(592,974)	$36,586,669

	Amortized	Gross Unrealized		Estimated
	cost	Gains	Losses	Fair Value
December 31, 2012

Residential mortgage-backed securities	$9,287,078	$429,548	$-	$9,716,626
Totals	$9,287,078	$429,548	$-	$9,716,626

As of December 31,  2013 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$7,215,837	$69,917	$-	$-	$7,215,837	$69,917
Residential mortgage-backed securities	15,637,539	438,112	-	-	15,637,539	438,112
State and municipals	5,189,886	76,058	-	-	5,189,886	76,058
Total debt securities	28,043,262	584,087	-	-	28,043,262	584,087
Equity securities	69,865	8,887	-	-	69,865	8,887
Totals	$28,113,127	$592,974	$-	$-	$28,113,127	$592,974

At December 31, 2013, unrealized losses in the Company’s portfolio of debt securities of $584,087 in aggregate were related to 24 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2013, unrealized losses in the Company’s portfolio of equity securities of $8,887 were related to one security and considered temporary.  Since management believes that it is more likely than not the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

As of December 31, 2012, the investment securities portfolio had no unrealized loss positions.

The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2013 or 2012.

No investment securities held by the Company as of December 31, 2013 and December 31, 2012 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at December 31, 2013 and 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2013		2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$-	$-	$-	$-
Over one to five years	3,139,647	3,120,919	-	-
Over five to ten years	9,186,255	9,070,492	-	-
Over ten years	532,180	524,390	-	-
Residential mortgage-backed securities	23,965,230	23,801,003	9,287,078	9,716,626
Totals	$36,823,312	$36,516,804	$9,287,078	$9,716,626

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

During the year ended December 31, 2013, the Company sold its entire portfolio of collateralized debt obligations. These securities, which were acquired as a result of the Merger, were backed by trust preferred securities issued by banks, thrifts, and insurance companies.  Sale proceeds of $2,622,388 represented the fair value of these securities at the date of the Merger; therefore, there is neither a gain nor a loss from the sale included in the results of operations for the year ended December 31, 2013.

There were no sales of investment securities available for sale during the year ended December 31, 2012.

At December 31, 2013, securities with an amortized cost of $19,721,274 (fair value of $19,535,096)  were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank.  At December 31, 2012, the Bank had no pledged investment securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

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

	December 31,
	2013	2012
Commercial & Industrial	$34,278,539	$20,601,207
Commercial Real Estate	157,450,876	39,906,055
Residential Real Estate	73,323,554	22,229,445
Home Equity Line of Credit	33,257,822	10,284,221
Land	1,716,747	3,098,973
Construction	19,343,013	4,704,581
Consumer & Other	1,309,781	911,690
Total Loans	320,680,332	101,736,172
Less: Allowance for Loan Losses	(851,000)	(655,942)
Net Loans	$319,829,332	$101,080,230

At December 31, 2013 and December 31, 2012, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,386,065 and $2,144,901, respectively.

Portfolio Segments:

The Company currently manages its credit products and the respective exposure to loan losses by the following specific portfolio segments, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan losses.  The Company considers each loan type to be a portfolio segment having unique risk characteristics.

Commercial & Industrial

Commercial & Industrial (“C&I”) loans are made to provide funds for equipment and general corporate needs.  Repayment of these loans primarily uses the funds obtained from the operation of the borrower's business.  C&I loans also include lines of credit that are utilized to finance a borrower's short-term credit needs and/or to finance a percentage of eligible receivables or inventory.  Of primary concern in C&I lending is the borrower's creditworthiness and ability to successfully generate sufficient cash flow from their business to service the debt.

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At December 31, 2013 and December 31, 2012, Commercial Real Estate – Investor loans had a total balance of $110,352,299 and $25,125,750, respectively.  At December 31, 2013 and December 31, 2012, Commercial Real Estate – Owner Occupied loans had a total balance of $47,098,577 and $14,780,305, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At December 31, 2013 and December 31, 2012, Residential Real Estate – Investor loans had a total balance of $26,670,715 and $15,124,645, respectively.  At December 31, 2013 and December 31, 2012, Residential Real Estate – Owner Occupied loans had a total balance of $46,652,839 and $7,104,800, respectively.

Home Equity Line of Credit

Home Equity Lines of Credit (“HELOCs”) are a form of revolving credit in which a borrower's primary residence serves as collateral.  Borrowers use HELOCs primarily for education, home improvements, and other significant personal expenditures.  The borrower will be approved for a specific credit limit set at a percentage of their home's appraised value less the balance owed on the existing first mortgage.  Major risks in HELOC lending include the borrower's ability to service the existing first mortgage plus proposed HELOC, the Company's ability to pursue collection in a second lien position upon default, and overall risks in fluctuation in the value of the underlying collateral property

Land

Land loans are secured by underlying properties that usually consist of tracts of undeveloped land that do not produce income.  These loans carry the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time.  As a result, land loans carry the risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found.

Construction

Construction loans, which includes land development loans, are generally considered to involve a higher degree of credit risk than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and estimated costs of construction, as well as the property’s ability to attract and retain tenants.  Loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections.  If the Company is forced to foreclose on a building before or at completion due to a default, it may be unable to recover all of the unpaid balance of and accrued interest on the loan as well as related foreclosure and holding costs.

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

For purposes of calculating the allowance, the Company segregates its loan portfolio into portfolio segments based primarily on the type of supporting collateral.  The Commercial Real Estate and Residential Real Estate segments, which both exclude any collateral property currently under construction, are further disaggregated into Owner Occupied and Investor classes for each.  Further, all segments are also segregated as either purchased credit impaired loans, purchased loans not deemed impaired, troubled debt restructurings, or new originations.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2013:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942
Charge-offs	(82,860)	(187,419)	(441,421)	(10,919)	-	-	(1,000)	(723,619)
Recoveries(1)	-	-	39,135	13,578	23,026	-	731	76,470
Provision	128,501	380,149	283,219	44,589	(22,508)	26,081	2,176	842,207
Ending balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2013:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	167,400	324,080	80,239	129,203	6,918	135,416	7,744	851,000
Totals	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000

Loans:
Ending balance: individually evaluated for impairment(2)	$730,881	$1,354,962	$3,544,741	$325,866	$-	$104,926	$-	$6,061,376

Ending balance: collectively evaluated for impairment	31,315,355	132,236,685	66,467,228	32,418,288	355,190	17,894,718	1,309,781	281,997,245

Ending balance: loans acquired with deteriorated credit quality(3)	2,232,303	23,859,229	3,311,585	513,668	1,361,557	1,343,369	-	32,621,711
Totals	$34,278,539	$157,450,876	$73,323,554	$33,257,822	$1,716,747	$19,343,013	$1,309,781	$320,680,332

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $501,143 that have current period charge-offs.
(3)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2012:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$151,395	$88,361	$49,490	$446,911	$8,256	$75,473	$4,767	$824,653
Charge-offs	(101,128)	(1,796)	(183,765)	(647,063)	(36,177)	-	-	(969,929)
Recoveries(1)	30,000	1,796	7,000	28,605	-	-	-	67,401
Provision	41,492	42,989	326,581	253,502	34,321	33,862	1,070	733,817
Ending balance	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2012:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment(2)	$-	$-	$213,882	$2,060	$-	$-	$-	$215,942

Ending balance: collectively evaluated for impairment	121,759	131,350	(14,576)	79,895	6,400	109,335	5,837	440,000
Totals	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942

Loans:
Ending balance: individually evaluated for impairment(3)	$1,068,137	$-	$2,573,139	$557,570	$84,523	$-	$-	$4,283,369

Ending balance: collectively evaluated for impairment	18,519,535	36,622,790	17,315,860	9,726,651	2,242,320	4,704,581	911,690	90,043,427

Ending balance: loans acquired with deteriorated credit quality(4)	1,013,535	3,283,265	2,340,446	-	772,130	-	-	7,409,376
Totals	$20,601,207	$39,906,055	$22,229,445	$10,284,221	$3,098,973	$4,704,581	$911,690	$101,736,172

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes specific reserves of $213,882 for a troubled debt restructuring.
(3)	Includes loans acquired with deteriorated credit quality of $1,186,307 that have current period charge-offs or specific reserves.
(4)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as December 31, 2013:

	As of December 31, 2013			For the Year Ended December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$730,881	$875,797	$-	$766,112	$100,065
Commercial Real Estate - Investor	659,002	1,147,133	-	466,578	34,185
Commercial Real Estate - Owner Occupied	695,960	689,644	-	707,029	-
Residential Real Estate - Investor	680,662	770,812	-	681,586	12,985
Residential Real Estate - Owner Occupied	2,864,079	3,698,438	-	3,010,094	178,299
Home Equity Line of Credit	325,866	370,361	-	334,432	2,440
Land	-	-	-	-	-
Construction	104,926	845,451	-	94,724	115,608
Consumer & Other	-	20,491	-	-	1,057

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total:	6,061,376	8,418,127	-	6,060,555	444,639

Commercial & Industrial	$730,881	$875,797	$-	$766,112	$100,065
Commercial Real Estate	1,354,962	1,836,777	-	1,173,607	34,185
Residential Real Estate	3,544,741	4,469,250	-	3,691,680	191,284
Home Equity Line of Credit	325,866	370,361	-	334,432	2,440
Land	-	-	-	-	-
Construction	104,926	845,451	-	94,724	115,608
Consumer & Other	-	20,491	-	-	1,057
	$6,061,376	$8,418,127	$-	$6,060,555	$444,639

(1)	Consists primarily of accretion income on loans acquired from BNB with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2012:

	As of December 31, 2012			For the Year Ended December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$1,068,137	$1,257,975	$-	$1,149,017	$67,109
Commercial Real Estate - Investor	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-
Residential Real Estate - Investor	1,155,813	1,284,054	-	1,151,293	179,579
Residential Real Estate - Owner Occupied	735,503	1,373,018	-	735,542	99,441
Home Equity Line of Credit	390,937	524,474	-	478,154	16,717
Land	84,523	922,056	-	153,832	192,709
Construction	-	-	-	-	-
Consumer & Other	-	22,079	-	-	1,061

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-
Residential Real Estate - Owner Occupied	681,823	786,580	213,882	696,565	36,279
Home Equity Line of Credit	166,633	195,101	2,060	171,818	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total:	4,283,369	6,365,337	215,942	4,536,221	592,895

Commercial & Industrial	$1,068,137	$1,257,975	$-	$1,149,017	$67,109
Commercial Real Estate	-	-	-	-	-
Residential Real Estate	2,573,139	3,443,652	213,882	2,583,400	315,299
Home Equity Line of Credit	557,570	719,575	2,060	649,972	16,717
Land	84,523	922,056	-	153,832	192,709
Construction	-	-	-	-	-
Consumer & Other	-	22,079	-	-	1,061
	$4,283,369	$6,365,337	$215,942	$4,536,221	$592,895

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of December 31, 2013:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$33,136,370	$713,909	$428,260	$-	$34,278,539
Commercial Real Estate - Investor	99,120,824	4,265,276	6,966,199	-	110,352,299
Commercial Real Estate - Owner Occupied	37,768,562	3,883,453	5,446,562	-	47,098,577
Residential Real Estate - Investor	25,795,419	242,381	632,915	-	26,670,715
Residential Real Estate - Owner Occupied	42,223,599	77,473	4,351,767	-	46,652,839
Home Equity Line of Credit	32,418,803	391,993	447,026	-	33,257,822
Land	1,716,747	-	-	-	1,716,747
Construction	18,847,368	88,044	407,601	-	19,343,013
Consumer & Other	1,309,781	-	-	-	1,309,781
Total	$292,337,473	$9,662,529	$18,680,330	$-	$320,680,332

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of December 31, 2012:

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2013.  Purchased credit impaired loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$60,653	$-	$-	$60,653	$31,842,702	$142,881	$32,046,236
Commercial Real Estate - Investor	-	-	-	-	93,983,453	100,459	94,083,912
Commercial Real Estate - Owner Occupied	175,341	-	-	175,341	38,135,290	695,960	39,006,591
Residential Real Estate - Investor	-	226,996	-	226,996	24,892,038	472,100	25,591,134
Residential Real Estate - Owner Occupied	1,049,769	117,372	-	1,167,141	41,151,500	2,102,194	44,420,835
Home Equity Line of Credit	319,767	-	-	319,767	32,128,982	295,406	32,744,155
Land	-	-	-	-	355,191	-	355,191
Construction	104,926	-	-	104,926	17,894,719	-	17,999,645
Consumer & Other	508	-	-	508	1,309,271	-	1,309,779
Total	$1,710,964	$344,368	$-	$2,055,332	$281,693,146	$3,809,000	$287,557,478

Purchased credit impaired loans							33,122,854
Total Loans							$320,680,332

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

Troubled Debt Restructurings

The restructuring of a loan constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in the normal course of business.  A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest.  If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Company will make the necessary disclosures related to the TDR.  In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty.  This type of modification is not considered to be a TDR.  Once a loan has been modified and is considered a TDR, it is reported as an impaired loan.  All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for credit losses calculation.  A specific allowance for TDR loans is established when the discounted cash flows, collateral value or observable market price, whichever is appropriate, of the TDR is lower than the carrying value.  If a loan deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired, but may be returned to accrual status.  A TDR is deemed in default on its modified terms once a contractual payment is 30 or more days past due.

The following table presents a breakdown of loans the Company modified during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	1	$160,885	$160,885	4	$850,136	$861,317
Commercial Real Estate - Investor	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	1	683,763	683,763	1	76,675	76,675
Home Equity Line of Credit	1	68,685	68,685	4	467,297	467,297
Land	-	-	-	1	288,882	288,882
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	3	$913,333	$913,333	10	$1,682,990	$1,694,171

The restructuring of the C&I loans as of December 31, 2012 included an extension of the loan maturity date at an interest rate lower than the current rate for new debt with similar risk.  This C&I TDR subsequently paid off in November 2013, resulting in accretion interest recognized upon resolution of $29,559.  The restructuring of the Residential Real Estate - Owner Occupied loan included an extension of loan maturity date and reduced payments per executed forbearance agreement, which was expected to result in concessions to the borrower.  This Residential Real Estate - Owner Occupied TDR was on nonaccrual status at December 31, 2013.  The restructuring of the HELOC included a deferral of payments beyond the original contractual loan term and change to interest only payments to allow more manageable debt service by the borrower.  This HELOC TDR was an accruing loan at December 31, 2013.

For the year ended December 31, 2012, the restructurings of the C&I loans included two consolidations of multiple related notes into new loans, with one such TDR having a split note structure. Both of these restructurings, which account for $691,879 of the post-modification C&I recorded investment, were at interest rates lower than the current rates for new debt with similar risks in an effort to accommodate the borrower's cash flow difficulties, and are accruing TDRs at December 31, 2013.  The restructurings of the HELOCs resulted in interest rate concessions and changes in payment terms from interest only to monthly principal and interest payments, to allow more manageable debt service by the borrower. All HELOC TDRs were subsequently reclassified to Residential Real Estate - Owner Occupied in 2013 and all but one were on nonaccrual status at December 31, 2013.  The Land loan restructuring involved an extension of the loan maturity date at an interest rate lower than the current rate for new debt with similar risk. This loan was combined as part of the C&I split note TDR described previously. The Residential Real Estate - Owner Occupied restructuring involved the extension of the loan maturity date at an interest rate lower than the current rate for new debt with similar risk, and was an accruing TDR at December 31, 2013.

During the year ended December 31, 2013, three TDRs with the same borrower having a total combined carrying value of $436,521 were paid from proceeds from the sale of collateral properties resulting in accretion interest recognized upon resolution of $205,204.

Two loans modified as TDRs during the previous twelve months having a combined carrying value of $752,448 were in default of their modified terms at December 31, 2013.  At December 31, 2013 and 2012, the Bank had $2,582,468 and $2,477,140 in loans identified as TDRs, respectively, of which $948,488 and $682,919 were on nonaccrual status, respectively.

NOTE 5 – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	December 31, 2013	December 31, 2012
Commercial & Industrial	$2,232,303	$1,013,535
Commercial Real Estate	24,360,372	3,283,265
Residential Real Estate	3,311,585	3,526,753
Home Equity Line of Credit	513,668	-
Land	1,361,557	772,130
Construction	1,343,369	-
Total Loans	$33,122,854	$8,595,683

The contractual amount outstanding for these loans totaled $41,571,473 and $11,727,190 as of December 31, 2013 and December 31, 2012, respectively.

The following table reflects activity in the accretable yield for these loans for the years ended December 31, 2013 and 2012:

	2013	2012
Balance at beginning of period	$1,049,653	$2,658,062
Acquired through Merger	2,788,895	-
Reclassification from nonaccretable difference	1,401,853	2,040,466
Accretion into interest income	(3,173,474)	(3,339,525)
Disposals	(75,265)	(309,350)
Balance at end of period	$1,991,662	$1,049,653

The following table reflects activity in the allowance for these loans for the years ended December 31, 2013 and 2012:

	2013	2012
Balance at beginning of period	$213,882	$66,201
Reclassification to TDR	(213,882)	-
Charge-offs	(131,269)	(233,888)
Recoveries	44,580	35,605
Provision for loan losses	86,689	345,964
Balance at end of period	$-	$213,882

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the twelve months ended December  31, 2013 and 2012:

	2013	2012
Balance at beginning of period	$1,151,256	$1,504,101
Acquired through Merger	908,718	-
New transfers from loans	1,232,558	1,184,256
Sales	(1,901,801)	(1,412,035)
Write-downs	(100,611)	(125,066)
Balance at end of period	$1,290,120	$1,151,256

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2013 and 2012 are as follows:

	2013	2012	Useful Life (in years)
Land	$1,210,000	$-
Buildings and improvements	1,129,500	-	10- 40
Leasehold improvements	2,424,043	10,759	10- 25
Furniture, fixtures and equipment	1,691,036	417,740	3- 10
Software	385,371	163,084	3- 10
	6,839,950	591,582
Accumulated depreciation and amortization	(841,418)	(197,157)
Net premises and equipment	$5,998,532	$394,425

Depreciation and amortization expense for premises and equipment amounted to $644,261 and $116,792 for the years ended December 31, 2013 and 2012, respectively.

The Company leases six branches as well as its administrative, operations, and mortgage banking offices under noncancellable operating leases with initial terms varying from 3 to 10 years and providing for one or more renewal options.  Three additional branch sites are subject to noncancellable ground leases with initial terms of 20 years and providing for four 5-year renewal options. The Company also owns three properties with a branch at each location.

Rent expense applicable to operating leases for the years ended December 31, 2013 and 2012 was $1,451,936 and $344,748, respectively.

At December 31, 2013, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Periods ending December 31:	Operating Leases
2014	$1,679,123
2015	1,518,037
2016	1,129,423
2017	882,763
2018	879,997
Thereafter	4,643,476
Total minimum lease payments	$10,732,819

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at December 31, 2013 consist of an asset recorded in 2010 and an asset recorded as a result of the Merger with remaining weighted average lives of approximately 1.2 years and 3.1 years, respectively.  The following table presents the changes in the net book value of core deposit intangible assets for the years ended December 31, 2013 and 2012:

	2013	2012
Balance at beginning of period	$173,815	$265,296
Additions	4,611,362	-
Amortization expense	(791,498)	(91,481)
Balance, December 31	$3,993,679	$173,815

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of December 31, 2013 and December 31, 2012:

	2013	2012
Gross carrying amount	$5,100,648	$489,286
Accumulated amortization	(1,106,969)	(315,471)
Net carrying amount	$3,993,679	$173,815

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at December 31, 2013:

Periods ending December 31:	Amount
2014	$918,538
2015	725,863
2016	559,290
2017	411,253
2018	336,180
Subsequent years	1,042,554
Total	$3,993,679

NOTE 9 – DEPOSITS

The following table presents the composition of deposits at December 31, 2013 and 2012:

	2013	2012
Noninterest-bearing deposits	$90,077,139	$22,005,741
Interest-bearing deposits:
Checking	42,378,939	7,088,483
Savings	27,817,849	424,103
Money market	78,356,997	20,051,187
Total interest-bearing checking, savings and money market deposits	148,553,785	27,563,773

Time deposits under $100,000	59,403,534	9,431,667
Time deposits $100,000 or more	62,959,013	41,670,949
Total time deposits	122,362,547	51,102,616
Total interest-bearing deposits	270,916,332	78,666,389

Total Deposits	$360,993,471	$100,672,130

The following table sets forth the maturity distribution for the Company’s time deposits at December 31, 2013:

Amount
Maturing within one year	$60,492,159
Maturing over one to two years	25,479,572
Maturing over two to three years	15,223,305
Maturing over three to four years	8,546,846
Maturing over four to five years	3,455,803
Maturing over five years	9,164,862
Total Time Deposits	$122,362,547

Interest expense on deposits for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Interest-bearing checking	38,042	13,914
Savings	27,056	856
Money market	236,988	51,502
Total interest-bearing checking, savings and money market deposits	302,086	66,272

Time deposits under $100,000	336,231	98,371
Time deposits $100,000 or more	621,584	407,396
Total time deposits	957,815	505,767

Total Interest Expense	$1,259,901	$572,039

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At December 31, 2013, CDARS and ICS deposits were $5.0 million and $6.6 million, respectively.  The Company had no CDARS or ICS deposits at December 31, 2012.

NOTE 10 – STOCK-BASED COMPENSATION

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

The Jefferson Plan authorized the issuance of up to 260,000 shares of common stock and had a term of ten years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a ten year term.  Options relating to a total of 218,000 shares of common stock were outstanding at the date of the Merger.  As a result of the Merger, the Jefferson Plan is now administered by Bay Bancorp, Inc.’s Board of Directors.

The Carrollton Bancorp 2007 Equity Plan (the “Equity Plan” and, together with the Jefferson Plan, the “Plans”) was approved at the 2007 annual meeting of stockholders of Bay Bancorp, Inc..  Under the Equity Plan, 500,000 shares of common stock were reserved for issuance.  Options relating to a total of 52,060 shares of common stock were outstanding as of the date of the Merger.  All grants after the date of the Merger were made under the Equity Plan.

Stock Options

The following weighted average assumptions were used for options granted during the years ended December 31, 2013 and 2012:

	2013	2012
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years
Expected volatility	33.9%	72.9%
Risk-free interest rate	1.30%	1.03%

The dividend yield is based on estimated future dividend yields.  The expected term of share options granted is generally derived from historical experience.  Expected volatilities are generally based on historical volatilities.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following tables summarize changes in the Company's stock options outstanding for the year ended December 31, 2013 and 2012:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Outstanding, January 1, 2013	484,332	$4.58	7.70 years	$(1)
Options retained through Merger	52,060	15.36		-
Granted	208,120	5.30		12,000
Exercised	(8,887)	4.50		3,082
Forfeited or expired	(126,720)	7.07		19,898
Outstanding, December 31, 2013	608,905	$5.23	7.11 years	$175,426

Exercisable at December 31, 2013	377,255	$5.39	6.31 years	$138,941

Weighted average fair value of options granted during the year		$1.85

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, January 1, 2012	208,000	$10.00	8.66 years
As adjusted for conversion from Jefferson common shares to Bay Bancorp, Inc. common shares	462,115	4.49
Granted	44,434	5.41
Exercised	(8,887)	4.49
Forfeited or expired	(13,330)	4.49
Outstanding, December 31, 2012	484,332	$4.58	7.70 years

Exercisable at December 31, 2012	265,050	$4.38	7.42 years

Weighted average fair value of options granted during the year		$3.46

(1)	The intrinsic value of stock options for dates prior to April 19, 2013 was not readily determinable because the legacy Jefferson Bancorp shares were not publicly traded.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the years ended December 31, 2013 and 2012, stock-based compensation expense applicable to the Plans was $268,633 and $289,502, respectively and the tax benefits related to stock-based compensation were $1,418 and  $3,408, respectively. Unrecognized stock-based compensation expense attributable to nonvested options was $398,868 at December 31, 2013.    This amount is expected to be recognized over a remaining weighted average period of approximately 1.95 years.

The summary of the activity for the Company’s non-vested options for the years ended December 31, 2013 and 2012 is presented in the following table:

	2013		2012
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested options at January 1,	219,282	$2.74	285,044	$2.60
Granted	208,120	1.85	44,434	3.46
Vested	(102,423)	2.60	(96,866)	2.68
Cancelled, forfeited or expired	(93,329)	1.98	(13,330)	2.60
Non-vested options at December 31,	231,650	$2.30	219,282	$2.74

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  A total of 17,445 shares of restricted common stock have been granted through December 31, 2013, with 15,656 shares granted to the eight eligible directors on June 26, 2013 and an additional 1,789 shares granted to a new director on September 25, 2013.  Total stock-based compensation expense attributable to the shares of restricted common stock was $42,500 for the twelve months ended December 31, 2013.   The total unrecognized compensation expense attributable to the shares of restricted common stock was $37,500 at December 31, 2013.

A summary of the activity for the Company’s non-vested restricted stock for the period indicated is presented in the following table:

	2013
	Shares	Weighted-Average Fair Value
Non-vested restricted stock at January 1,	-	$-
Granted	17,445	5.16
Vested	-	-
Cancelled, forfeited or expired	(1,957)	5.11
Non-vested restricted stock at December 31,	15,488	$5.17

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) was acquired through the Merger.  The Pension Plan provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

Obligations and Funded Status

2013
Change in Benefit Obligation
Benefit obligation acquired in Merger	$11,158,118
Service cost	41,766
Interest cost	293,289
Actuarial (gain)/loss	(1,256,925)
Disbursements made	(338,509)
Benefit obligation at end of year	9,897,739

Change in Plan Assets
Fair value of plan assets acquired in Merger	8,891,492
Actual return on plan assets	1,302,264
Disbursements made	(338,509)
Fair value of plan assets at end of year	9,855,247

Funded Status at End of Year	$(42,492)

The accumulated benefit obligation was $9,897,739 at December 31, 2013.

The amount recognized on the consolidated balance sheet as defined benefit pension liability was $42,492 at December 31, 2013.

Amounts recognized in accumulated other comprehensive income (net of taxes at 39.445%) consist of the following:

2013
Net (gain)/loss	$(1,304,888)
Prior service (credit)/cost	-
Transition (asset)/liability	-
Accumulated other comprehensive income	$(1,304,888)

Components of Net Periodic Pension Benefit and Other Amounts Recognized in Other Comprehensive Income

Net Periodic Pension Benefit	2013
Service cost	$41,766
Interest cost	293,289
Expected return on plan assets	(404,308)
Amortization of net loss/(gain)	-
Net periodic pension benefit	$(69,253)

Other Changes in Plan Assets and Benefit Obligations
Net (gain) loss for the period	$(2,154,881)
Amortization of prior service cost	-
Amortization of net transition liability	-
Amortization of net loss	-
Total recognized in other comprehensive income	$(2,154,881)

Total recognized in net periodic pension benefit and other comprehensive income	$(2,224,134)

Expected Amortizations

The estimated net loss, prior service costs, and transition obligation (asset) for the Pension Plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year is as follows:

2013
Expected amortization of net (gain)/loss	$(47,754)
Expected amortization of prior service (credit)/cost	-
Expected amortization of transition (asset)/liability	-

Additional Information

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s benefit obligations were as follows:

2013
Discount rates	4.72%
Rates of compensation increase	NA

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s periodic cost were as follows:

2013
Discount rates	3.81%
Expected rate on plan assets	6.60%
Rate of compensation increase	NA

The target and actual allocations expressed as a percentage of the Pension Plan’s assets as of December 31, 2013 are as follows:

	Target	Actual
Equity Securities	40- 65%	55%
Fixed income-guaranteed fund	35- 60%	45%
Total	100%	100%

Estimated future benefit payments are as follows:

Periods ending December 31:	Amount
2014	$469,984
2015	467,248
2016	476,430
2017	468,429
2018	474,762
2019-2023	2,576,737

The estimated contribution to be made by the Company to the Pension Plan in 2014 is $305,625.

The Pension Plan’s investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the Pension Plan. Investment objectives have been established by considering the Pension Plan’s liquidity needs and time horizon and the fiduciary standards under ERISA. The asset allocation strategy is developed to meet the Pension Plan’s long- term needs in a manner designed to control volatility and to reflect the Company’s risk tolerance.

Fair Value Measurement of Plan Assets

The following table summarizes the fair value of the Pension Plan’s investments at December 31, 2013.

Asset Category	Total as of December 31, 2013	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Equity Securities - Mutual Funds:
Mixed-cap	$4,303,047	$4,303,047	$-	$-
Small-cap	825,008	825,008	-	-
International	702,016	702,016	-	-
Guaranteed Deposit	4,025,176	-	4,025,176	-
Total	$9,855,247	$5,830,071	$4,025,176	$-

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  At this time, the Company has elected not to match employee contributions as defined under this plan.  Therefore, the expense associated with this plan for 2013 and 2012 is $0.

NOTE 12 – INCOME TAXES

The components of income tax expense (benefit) are as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Current income tax expense:
Federal	$749,749	$679,151
State	240,552	182,804
Total current tax expense	990,301	861,955

Deferred income tax expense (benefit):
Federal	(377,914)	(170,949)
State	(108,297)	(45,556)
Total deferred tax expense (benefit)	(486,211)	(216,505)

Total income tax expense	$504,090	$645,450

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Years Ended December 31,
	2013		2012
	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
Income tax expense at federal statutory rate	$1,273,376	34.0%	$239,021	34.0%
Increase (decrease) resulting from:
Bargain purchase gain	(972,468)	-26.0%	-	-
Tax exempt income	(16,511)	-0.4%	-	-
Bank owned life insurance	(31,729)	-0.8%	-	-
State income taxes, net of federal income tax benefit	87,288	2.3%	90,584	12.9%
Incentive stock options	65,725	1.8%	62,783	8.9%
Acquisition related costs	90,769	2.4%	243,066	34.6%
Nondeductible expenses	7,640	0.2%	9,996	1.4%
Total income tax expense and effective tax rate	$504,090	13.5%	$645,450	91.8%

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred Tax Assets
Bad Debts	$-	$258,736
Equity security impairment loss	159,890	-
Depreciation and amortization	-	10,877
Net unrealized losses on available for sale securities	124,424	-
Deferred compensation	215,986	-
Nonaccrual loan interest income	155,769	-
Stock based compensation plans	123,006	77,949
Accrued pension expense	962,166	-
Real estate acquired through foreclosure	179,994	116,398
Purchase accounting adjustment - deposits	1,353,909	-
Purchase accounting adjustment - loans	4,462,191	-
Purchase accounting adjustment - lease obligations	276,819	-
Carryover of excess recognized built-in losses	2,564,279	-
Other	35,578	16,319
Subtotal	10,614,011	480,279
Less: Valuation allowance	(342,442)	0
Total deferred tax assets	$10,271,569	$480,279

Deferred Tax Liabilities:
Bad debts	327,721	-
Basis difference on securities acquired in merger	410,205	-
Core deposit intangible	1,575,307	68,561
Purchase accounting adjustment - pension plan	229,003
Purchase accounting adjustment - other	96,019
Depreciation and amortization	219,200	-
Net unrealized gain on pension plan assets	849,993	-
Net unrealized gains on available for sale securities	-	169,456
Other	-	3,073
Total deferred tax liabilities	$3,707,448	$241,090
Net Deferred Tax Asset	$6,564,121	$239,189

In conjunction with its merger with Jefferson, the Company incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code.  As a result, applicable federal and state tax law places an annual limitation of approximately $351,000 on the amount of certain losses that may be used, including built-in losses that existed at the date of the ownership change.  During 2013, the Company recognized built-in losses of approximately $10.7 million; a tax benefit has not been recorded for a portion of these losses due to the application of the annual Section 382 limitation.  A tax benefit of approximately $2.6 million (included in the table above as “carryover of excess recognized built-in losses”) was recorded for the approximately $6.5 million of recognized built-in losses that the Company expects to utilize in future periods.  This loss carryforward expires in 2034. The Company also anticipates additional future recognized built-in losses of approximately $1.3 million, for which a valuation allowance has been established against a portion of the corresponding deferred tax assets associated with these built-in loss items.

At December 31, 2013, the Company has state net operating loss carryforwards of approximately $466,000, which expire in 2033.  Pre-Merger Bay Bancorp, Inc. also recorded book impairment losses on certain equity securities, which would generate capital losses for tax purposes if the securities were sold at their current assessed fair market value.  A valuation allowance has been established against the corresponding deferred tax assets associated with these losses, as the benefit is not more likely than not to be realized.

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes.  Management has determined that the Company is more likely than not to realize existing net deferred tax assets as of December 31, 2013, with the exception of the items noted above.

As of December 31, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the State of Maryland.  The Company is no longer subject to examination by taxing authorities in these jurisdictions for the years before 2010.

NOTE 13 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented by the Company, non-equity changes are comprised of unrealized gains or losses on available for sale debt securities and any minimum pension liability adjustments.  These do not have an impact on the Company’s net income.  The following table presents the activity in net accumulated other comprehensive income for the periods indicated:

	Unrealized Gains (losses) on Investments Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2011	$228,866	$-	$228,866
Period change, net of tax	31,226	-	31,226
Balance at December 31, 2012	260,092	-	260,092
Period change, net of tax	(451,063)	1,304,888	853,825
Balance at December 31, 2013	$(190,971)	$1,304,888	$1,113,917

NOTE 14- NET INCOME PER COMMON SHARE

The calculation of net income  per common share for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Basic earnings per share:
Net income	$3,241,134	$57,553
Weighted average shares outstanding (1)	8,322,811	5,829,140
Basic net income per share	$0.39	$0.01

Diluted earnings per share:
Net income	$3,241,134	$57,553
Weighted average shares outstanding (1)	8,322,811	5,829,140
Dilutive potential shares (2)	19,835	-
Total diluted average shares outstanding	8,342,646	5,829,140
Total diluted net income per share	$0.39	$0.01

Anti-dilutive shares	264,261	486,553

(1)	Pre-Merger Jefferson common shares adjusted for the effect of the conversion to Bay Bancorp, Inc. common shares.
(2)	Pre-Merger Jefferson common shares were not publicly traded in 2012; accordingly, a determination of dilutive potential shares is not practicable.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company’s executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business.  The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectability. The Company had no related party loans in 2012.  During the year ended December 31, 2013,  related party loan activity was as follows:

2013
Beginning Balance	$-
Acquired in Merger	127,139
Change in status (1)	3,975,838
Additions	1,500,000
Repayments	(165,384)
Ending Balance	$5,437,593

(1)	Outstanding loans of the accounting acquirer that became related party loans at the date of the Merger.

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties.  Deposit balances of executive officers, directors and their related interests as of December 31, 2013 and 2012 were $2,526,069 and $5,902,880, respectively.

A principal for a commercial real estate services company, through which the Bank entered into a third-party lease agreement for the Lutherville headquarters offices and branch in 2010, became a director of the Company and the Bank on April 19, 2013.  The Bank paid approximately $327,000 in 2013 and approximately $315,000 in 2012 as lease payments for the office and branch facilities. In addition, the Bank paid approximately $14,000 to the real estate services company in 2013 for several small leasehold improvement projects.

In August of 2013, the managing member of the ownership group that advises the majority owner of the Company entered into an agreement to sublease office space from the Company in the Bank’s Columbia operations center. The managing member paid $6,750 to the Company during 2013.

Also in August of 2013, the managing member of the ownership group that advises the majority owner of the Company entered into a cost sharing agreement for services to be performed by one of the Bank’s employees.  The managing member reimbursed the Bank for $15,830 of the pro-rata share of this employee’s salary and benefits costs in 2013.

The Company believes these transactions are at terms comparable to those between unrelated parties.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Outstanding loan commitments and lines and letters of credit were as follows:

	December 31, 2013	December 31, 2012

Loan commitments	$6,224,298	$3,367,392
Unused lines of credit	58,479,498	16,782,690
Standby letters of credit	2,254,568	954,194

Loan commitments and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The Company generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments.  The collateral requirement is based on management's credit evaluation of the counter party.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.

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

NOTE 17 – FAIR VALUE

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

In accordance with FASB’s guidance, impaired loans where an allowance is established based on the fair value of collateral and real estate acquired through foreclosure requires classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company measures and records the loan or real estate acquired through foreclosure as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company measures and records the loan or real estate acquired through foreclosure as nonrecurring Level 3.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  Impaired loans and real estate acquired through foreclosure are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the period ended December 31, 2013.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2013
U.S. government agency	$7,525,915	$-	$7,525,915	$-
Residential mortgage-backed securities	23,801,003	-	23,801,003	-
State and municipal	5,189,886	-	5,189,886	-
Equity securities	69,865	69,865	-	-
	$36,586,669	$69,865	$36,516,804	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Residential mortgage-backed securities	$9,716,626	$-	$9,716,626	$-
	$9,716,626	$-	$9,716,626	$-

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis. Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2013 and 2012.

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

The tables below present the recorded assets measured at fair value on a nonrecurring basis as of December 31, 2013 and December 31, 2012:

December 31, 2013:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$875,357	$-	$-	$875,357
Real estate acquired through foreclosure	960,006	-	-	960,006
	$1,835,363	$-	$-	1,835,363

December 31, 2012:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$631,483	$-	$-	$631,483
Real estate acquired through foreclosure	1,151,256	-	-	1,151,256
	1,782,739	$-	$-	1,782,739

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

The following disclosure of estimated fair values of the Company's financial instruments at December 31, 2013 and December 31, 2012 is made in accordance with the requirements of ASC Topic 820:

		December 31, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value

Financial assets:
Cash and cash equivalents	Level 1	$23,273,060	$23,273,060	$19,684,829	$19,684,829
Investment securities available for sale (debt)	Level 2	36,516,804	36,516,804	9,716,626	9,716,626
Investment securities available for sale (equity)	Level 1	69,865	69,865	-	-
Restricted equity securities	Level 2	1,009,695	1,009,695	259,800	259,800
Loans held for sale	Level 2	12,836,234	12,836,234	-	-
Loans, net of allowance	Level 3	319,829,332	327,390,640	101,080,230	102,085,888
Accrued interest receivable	Level 2	1,186,748	1,186,748	330,639	330,639

Financial liabilities:
Deposits	Level 3	360,993,471	361,208,309	100,672,130	100,923,598
Accrued interest payable	Level 2	38,642	38,642	54,429	54,429

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

Loans.    The fair value of loans, except for purchased credit impaired loans that are collateral-dependent, was estimated by computing the discounted value of estimated cash flows, adjusted for probable credit losses, for pools of loans having similar characteristics. The discount rate was based upon the current market rate for a similar loan.  The fair value of purchased credit impaired loans that are collateral-dependent was determined based on the estimated fair value of collateral less estimated costs to sell.  Nonperforming loans have an assumed interest rate of 0%.

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

NOTE 18 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  The minimum levels of Tier 1 and Total capital to risk-weighted assets are 4% and 8%, respectively, under the current regulations.

In addition, the OCC requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB, either due to a merger or otherwise.

Until the adoption of the Basel III Capital Rules, the Company was not subject to specific capital requirements.  The Basel III Capital Rules generally will subject to the Company to the same capital requirements that apply to other depository institution holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At December 31, 2013 and 2012, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of December 31, 2013:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

As of December 31, 2012:

Total Risk-Based Capital Ratio	$30,128	27.76%	$8,681	8.00%	$10,852	10.00%

Tier I Risk-Based Capital Ratio	$29,472	27.16%	$4,341	4.00%	$6,511	6.00%

Leverage Ratio	$29,472	22.23%	$5,303	4.00%	$6,629	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included December 31, 2013 and 2012.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At December 31, 2013, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 19 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed financial statements for Bay Bancorp, Inc. (Parent only) are presented below:

	December 31,
	2013	2012

ASSETS

Cash and cash equivalents	$197,976	$2,510,596
Investment securities available for sale, at fair value	119,665	-
Investment in subsidiary	54,506,900	29,905,951
Other assets	33,764	45,288
Total Assets	$54,858,305	$32,461,835

LIABILITIES
Accrued expenses and other liabilities	304,037	637,419
Total Liabilities	304,037	637,419

STOCKHOLDERS’ EQUITY
Common stock	9,379,753	26,250
Additional paid-in capital	36,357,001	27,075,611
Retained earnings	7,703,597	4,462,463
Accumulated other comprehensive income	1,113,917	260,092
Total Stockholders' Equity	54,554,268	31,824,416
Total Liabilities and Stockholders' Equity	$54,858,305	$32,461,835

	Years Ended December 31,
	2013	2012

Income:
Interest and dividends on deposits and investment securities	$3,795	$4,841
Bargain purchase gain	(110,015)	-
Total Income	(106,220)	4,841

Expenses:
Merger related expenses	148,285	123,095
Other noninterest expenses	318,701	49,266
Total Expenses	466,986	172,361

Loss before income taxes and equity in undistributed net income of subsidiary	(573,206)	(167,520)
Income tax benefit	(123,646)	(10,763)
Loss before equity in undistributed net income of subsidiary	(449,560)	(156,757)
Equity in undistributed net income of subsidiary	3,690,694	214,310
Net income	$3,241,134	$57,553

	Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$3,241,134	$57,553
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiary	(3,690,694)	(214,310)
Bargain purchase gain	110,015	-
Deferred income taxes	(51,190)	-
Net decrease in accrued interest receivable and other assets	90,828	3,747
Net (decrease) increase in intercompany accounts payable	(1,048,445)	632,039
Net (decrease) increase in accrued expenses and other liabilities	(234,270)	14,018
Net cash (used in) provided by operating activities	(1,582,622)	493,047

Cash flows from investing activities:
Acquisition, net of cash acquired	(6,769,988)	-
Additional equity investment in subsidiary	(5,000,000)	-
Net cash used in investing activities	(11,769,988)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	11,000,000	59,900
Proceeds from Issuance of common stock on stock option exercise	39,990	40,000
Repurchase and retirement of common stock	-	(48,640)
Net cash provided by financing activities	11,039,990	51,260

Net (decrease) increase in cash and cash equivalents	(2,312,620)	544,307
Cash and cash equivalents at beginning of period	2,510,596	1,966,289
Cash and cash equivalents at end of period	$197,976	$2,510,596

NOTE 20 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Year Ended December 31, 2013

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$2,230,680	$4,947,012	$6,203,860	$5,637,991
Interest expense	145,697	357,599	397,159	361,514
Net interest income	2,084,983	4,589,413	5,806,701	5,276,477
Provision for loan losses	29,381	153,875	350,365	308,586
Net interest income after provision for loan losses	2,055,602	4,435,538	5,456,336	4,967,891
Bargain purchase gain (1)	-	2,860,199	-	-
Other noninterest income	47,623	2,100,526	1,763,047	2,173,583
Total noninterest income	47,623	4,960,725	1,763,047	2,173,583
Noninterest expenses	1,893,426	7,547,504	6,718,869	5,955,322
Income (loss) before income taxes	209,799	1,848,759	500,514	1,186,152
Income taxes (benefit)	88,519	569,571	(422,279)	268,279
Net Income (loss)	$121,280	$1,279,188	$922,793	$917,873

Net income (loss) per share - basic	$0.02	$0.15	$0.11	$0.11
Net income (loss) per share - diluted	$0.02	$0.15	$0.11	$0.11

(1)

The bargain purchase gain for the second quarter was retroactively restated downward for measurement period adjustments of $338,598 in the third quarter and $2,157,102 in the fourth quarter. Details of the fourth quarter adjustments are presented in NOTE 2 – Merger.

	Year Ended December 31, 2012

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$2,710,713	$2,366,562	$2,461,178	$2,287,076
Interest expense	147,700	137,685	138,407	148,335
Net interest income	2,563,013	2,228,877	2,322,771	2,138,741
Provision for loan losses	149,955	241,669	14,928	327,265
Net interest income after provision for loan losses	2,413,058	1,987,208	2,307,843	1,811,476
Other noninterest income	265,071	(34,556)	146,073	36,094
Noninterest expenses	1,996,030	2,133,275	1,993,509	2,106,450
Income (loss) before income taxes	682,099	(180,623)	460,407	(258,880)
Income taxes (benefit)	293,985	(66,271)	226,634	191,102
Net Income (loss)	$388,114	$(114,352)	$233,773	$(449,982)

Net income (loss) per share - basic	$0.07	$(0.02)	$0.04	$(0.08)
Net income (loss) per share - diluted	$0.07	$(0.02)	$0.04	$(0.08)

NOTE  21 – SUBSEQUENT EVENTS

In January 2014, the Company announced the pending closure of three of its underperforming branches.  The Salisbury, Hanover, and Millersville branches will be closed in April 2014.  Deposits at the three branches to be closed represented approximately 8% of total deposits at December 31, 2013.   Facility leases at these locations expire in late 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

 ITEM 9A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bay Bancorp, Inc. reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Bay’s principal executive officer (“PEO”) and its principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2013 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the year ended December 31, 2013, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2013.  Management’s report on the Company’s internal control over financial reporting is included on the following page.  The Company is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

Management’s Report on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Bay Bancorp, Inc.

Bay Bancorp, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system was designed to provide reasonable assurance to management and the Board of Directors as to the reliability of Bay Bancorp, Inc.’s financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

An internal control system, no matter how well designed, has inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in the financial statements or the unauthorized use or disposition of Bay Bancorp’s assets.  Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of Bay Bancorp’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework).  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2013, Bay Bancorp, Inc.’s internal control over financial reporting is effective.

Dated: March 28, 2014

/s/ Kevin B. Cashen	/s/ Larry D. Pickett
Kevin B. Cashen	Larry D. Pickett
President and Chief Executive Officer	Executive Vice President - Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The Company has adopted a code of ethics that applies to all its directors, officers and a copy of the code of ethics will be provided to any person, without charge, upon written request directory to Bill Weller, Bay Bancorp, Inc., 2328 West Joppa Road, Suite 325, Lutherville, Maryland 21093.  There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to Bay’s Board of Directors.

All other information required by this Item is incorporated herein by reference to the sections of Bay Bancorp Inc.’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (the “Proxy Statement”) entitled “Information Regarding Directors and Director Nominees”, “Executive Officers and Significant Employees”, “Section 16(a) Beneficial Ownership Reporting Compliance” , and “Corporate Governance” (under the heading, “Audit Committee”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled ”Director Compensation” and “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2007 Annual Meeting of Stockholders, the Company’s stockholders approved the Carrollton Bancorp 2007 Equity Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  In connection with the Merger, all stock options that were outstanding under Jefferson’s 2010 Stock Option Plan (the “Jefferson Plan”) at the effective time of the Merger were assumed by the Company and converted into options to purchase shares of the Company’s common stock.  The converted options have all of the same terms and conditions of such options immediately prior to the Merger (including vesting restrictions), except that (i) the number of shares of the Company’s common stock subject to each option was adjusted so that it is equal to the product of the number of shares of Jefferson’s common stock subject to the original option and the exchange ratio for the Merger (fractional shares resulting from such adjustment were rounded down to the nearest whole share) and (ii) the exercise price per share of each option was adjusted so that it is equal to the exercise price per share of Jefferson’s common stock under the original option divided by the exchange ratio for the Merger (rounded up to the nearest whole cent).  No additional grants will be made under the Jefferson Plan.  The following table contains information about the Equity Plan as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category	(a)	(b)	(a)
Equity compensation plans approved by security holders	118,120	$5.24	348,392
Equity compensation plans not approved by security holders	-	-	-

Total	118,120	$5.24	348,392

(1)

In addition to stock options and stock appreciation rights, the Equity Plan permits the grant of stock awards of various types and performance units.  As of December 31, 2013, restricted stock awards relating to 15,488 shares were outstanding that are not included in the number shown in column (a).  Shares of common stock subject to restricted stock or unrestricted stock awards may not exceed 50% of the total number of shares available under the Equity Plan.  Subject to the anti-dilution provisions of the Equity Plan, (i) the maximum number of shares of common stock for which stock options and stock appreciation rights may be granted to any participant in any fiscal year shall not exceed 500,000 shares, and (ii) the maximum aggregate dollar amount of, and the maximum number of shares of common stock subject to, restricted stock and performance unit awards to any employee with respect to a restriction period or performance period may not exceed $500,000 and 500,000 shares, respectively.

All other information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Security Ownership of Management and Certain Security Holders” and “Change in Control”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance” (under the heading, “Director Independence”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section of the Proxy Statement entitled “Audit Fees and Services”.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2013and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to the Consolidated  Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Bancorp, Inc.

Date: March 28, 2014	By:	/s/ Kevin B. Cashen
Kevin B. Cashen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Joseph J. Thomas	Chairman of the Board	March 28, 2014
Joseph J. Thomas

/s/ Kevin B Cashen	President and Chief Executive Officer	March 28, 2014
Kevin B. Cashen

/s/ Larry D. Pickett	Executive Vice President - Chief Financial Officer	March 28, 2014
Larry D. Pickett

/s/ Robert J. Aumiller	Director	March 28, 2014
Robert J. Aumiller

/s/ Steven K. Breeden	Director	March 28, 2014
Steven K. Breeden

/s/ Kevin G. Byrnes	Director	March 28, 2014
Kevin G. Byrnes

/s/ Mark M. Caplan	Director	March 28, 2014
Mark M. Caplan

/s/ Howard I. Hackerman	Director	March 28, 2014
Howard I. Hackerman

/s/ Eric D. Hovde	Director	March 28, 2014
Eric D. Hovde

/s/ Charles L. Maskell	Director	March 28, 2014
Charles L. Maskell

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of April 8, 2012, by and among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2012)

2.2

First Amendment to Agreement and Plan of Merger, dated as of May 7, 2012, by and among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2012)

2.3

Letter Agreement, dated December 20, 2012, by and among Carrollton Bancorp, Jefferson Bancorp, Inc., and Financial Service Partners Fund I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2012)

2.4

Second Amendment to Agreement and Plan of Merger, dated as of February 28, 2013, by and among Carrollton Bancorp, Jefferson Bancorp, Inc. and Financial Services Partners Fund I, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2013)

3.1	Articles of Amendment and Restatement filed with SDAT on April 19, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

3.3	Articles of Amendment filed with SDAT on September 3, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

3.4	Articles of Amendment filed with SDAT on October 29, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

3.5	Articles Supplementary filed with SDAT on February 11, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

4.1

Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009)

4.2	Warrant to Purchase 205,379 Shares of Common Stock of Carrollton Bancorp (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009)

4.3

Registration Rights Agreement, dated as of April 19, 2013, by and between Carrollton Bancorp and Financial Services Partners Fund I, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.1

Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated as of February 13, 2009, by and between Carrollton Bancorp and United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009)

10.2

Preferred Stock Repurchase Agreement, dated April 19, 2013, by and between Carrollton Bancorp and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.3

Warrant Repurchase Agreement, dated April 19, 2013, by and between Carrollton Bancorp and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.4

Voting Agreement, dated as of April 8, 2012, among Financial Services Partners Fund I, LLC, Jefferson Bancorp, Inc. and certain stockholders of Carrollton Bancorp (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2012)

10.5

Employment Agreement, dated June 30, 2010, by and between Bay Bank, F.S.B. and Kevin B. Cashen (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.6

Employment Agreement, dated as of January 3, 2013, by and between Bay Bank, F.S.B. and David E. Borowy (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.7

First Amendment to Employment Agreement, dated October 29, 2013, by and between Bay Bank, F.S.B. and David E. Borowy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

10.8	Employment Agreement, dated as of November 23, 2013, by and between Bay Bank, F.S.B. and Gary M. Jewell (filed herewith)

10.9

Employment Agreement, dated as of May 22, 2013, by and between Bay Bank, F.S.B. and Edward J. Schneider (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2013)

10.10	Carrollton Bancorp 1998 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 16, 1998)

10.11	Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on April 5, 2007)

10.12	Form of Restricted Stock Award Agreement under the Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013)

10.13

Form of Incentive Stock Option Agreement under the Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

10.14	Jefferson Bancorp, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.15

Form of Stock Option Agreement under the Jefferson Bancorp, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.16

Retention Bonus Agreement, dated as of March 5, 2013, by and between Carrollton Bank and Robert A. Altieri (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 11, 2013)

10.17

Description of employment arrangement with Mark A. Semanie (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer (filed herewith)

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)