Form 10-Q
period 2014-03-31
BAY BANCORP, INC.
filed 2014-05-15
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 14, 2014, the number of shares outstanding of the registrant’s common stock was 9,379,753.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	December 31,
	(unaudited)	2013

ASSETS

Cash and due from banks	$7,706,885	$7,126,720
Interest bearing deposits with banks and federal funds sold	43,371,284	16,146,340
Total Cash and Cash Equivalents	51,078,169	23,273,060

Investment securities available for sale, at fair value	36,040,327	36,586,669
Restricted equity securities, at cost	791,195	1,009,695
Loans held for sale	4,983,638	12,836,234

Loans, net of deferred fees and costs	311,969,640	320,680,332
Less: Allowance for loan losses	(941,715)	(851,000)
Loans, net	311,027,925	319,829,332

Real estate acquired through foreclosure	1,529,334	1,290,120
Premises and equipment, net	5,771,667	5,998,532
Bank owned life insurance	5,388,898	5,356,575
Core deposit intangible	3,719,384	3,993,679
Deferred tax assets, net	5,364,441	6,564,121
Accrued interest receivable	1,045,383	1,186,748
Other assets	2,852,636	1,164,538
Total Assets	$429,592,997	$419,089,303

LIABILITIES

Noninterest-bearing deposits	$95,090,887	$90,077,139
Interest-bearing deposits	276,846,536	270,916,332
Total Deposits	371,937,423	360,993,471

Defined benefit pension liability	131	42,492
Accrued expenses and other liabilities	2,707,149	3,499,072
Total Liabilities	374,644,703	364,535,035

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000 shares, issued and outstanding 9,379,753 shares as of March 31, 2014 and December 31, 2013.	9,379,753	9,379,753
Additional paid-in capital	36,497,449	36,357,001
Retained earnings	7,785,332	7,703,597
Accumulated other comprehensive income	1,285,760	1,113,917
Total Stockholders' Equity	54,948,294	54,554,268
Total Liabilities and Stockholders' Equity	$429,592,997	$419,089,303

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2014	2013

Interest income:
Interest and fees on loans	$5,140,386	$2,169,793
Interest on loans held for sale	85,801	-
Interest and dividends on securities	247,349	48,891
Interest on deposits with banks and federal funds sold	13,368	11,996
Total Interest Income	5,486,904	2,230,680

Interest expense:
Interest on deposits	309,059	145,558
Interest on short-term borrowings	-	139
Total Interest Expense	309,059	145,697
Net Interest Income	5,177,845	2,084,983

Provision for loan losses	219,165	29,381
Net interest income after provision for loan losses	4,958,680	2,055,602

Noninterest income:
Electronic banking fees	639,994	-
Mortgage banking fees and gains	312,675	-
Gain on sale of real estate acquired through foreclosure	1,829	-
Service charges on deposit accounts	92,513	17,777
Other income	206,361	29,846
Total Noninterest Income	1,253,372	47,623

Noninterest Expenses:
Salary and employee benefits	3,365,432	962,924
Occupancy expenses	749,279	91,941
Furniture and equipment expenses	312,129	56,780
Legal, accounting and other professional fees	394,120	208,502
Data processing and item processing services	275,150	110,788
FDIC insurance costs	67,709	25,176
Advertising and marketing related expenses	39,405	61,666
Foreclosed property expenses	199,363	41,840
Loan collection costs	47,179	10,420
Core deposit intangible amortization	274,295	18,106
Merger related expenses	111,323	214,569
Other expenses	504,289	90,714
Total Noninterest Expenses	6,339,673	1,893,426
(Loss) income before income taxes	(127,621)	209,799

Income tax (benefit) expense	(209,356)	88,519
Net income	$81,735	$121,280

Basic net income per common share	$0.01	$0.02

Diluted net income per common share	$0.01	$0.02

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$81,735	$121,280

Other Comprehensive Income:

Unrealized gain (loss) on investment securities available for sale	283,803	(34,763)
Income tax (expense) benefit relating to item above	(111,960)	13,713
Other comprehensive income (loss)	171,843	(21,050)
Total Comprehensive Income	$253,578	$100,230

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2013	$9,379,753	$36,357,001	$7,703,597	$1,113,917	$54,554,268

Net income	-	-	81,735	-	81,735
Other comprehensive income	-	-	-	171,843	171,843
Stock-based compensation	-	140,448	-	-	140,448
Balance March 31, 2014	9,379,753	36,497,449	7,785,332	1,285,760	54,948,294

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total

Balance December 31, 2012 (1)	$5,831,963	$21,269,898	$4,462,463	$260,092	$31,824,416

Net income	-	-	121,280	-	121,280
Other comprehensive loss	-	-	-	(21,050)	(21,050)
Stock-based compensation	-	65,118	-	-	65,118
Balance March 31, 2013 (1)	$5,831,963	$21,335,016	$4,583,743	$239,042	$31,989,764

(1)

As restated for the effect of the Merger (as defined in Note 1), with each share of Jefferson Bancorp, Inc. common stock, $0.01 par, converted into 2.2217 shares of Bay Bancorp, Inc. common stock, $1.00 par.

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$81,735	$121,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	263,497	20,249
Stock-based compensation	140,448	65,118
Amortization of investment premiums and discounts, net	61,180	34,882
Accretion of net discounts on loans	(1,368,717)	(822,846)
Amortization of core deposit intangibles	274,295	18,106
Amortization of deposit premiums	(336,255)	-
Provision for loan losses	219,165	29,381
Increase in cash surrender value of bank owned life insurance	(32,323)	-
Loss on sale of premise and equipment	4,431	-
Deferred income taxes	1,087,720	(155,418)
Write down of real estate acquired through foreclosure	151,450	-
Gain on sale of real estate acquired through foreclosure	(1,829)	-
Origination of loans held for sale	(19,281,168)	-
Proceeds from sales of loans held for sale	26,344,739	-
Gains on sales of loans held for sale	(312,675)	-
Net decrease in accrued pension plan	(42,361)	-
Net (increase) decrease in accrued interest receivable and other assets	(1,546,733)	35,127
Net decrease in accrued expenses and other liabilities	(791,923)	(285,879)
Net cash provided by (used in) operating activities	4,914,676	(940,000)

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	768,965	1,082,160
Redemption of Federal Home Loan Bank stock	218,500	34,800
Net decrease (increase) in loans	10,626,895	(605,053)
Proceeds from sale of real estate acquired through foreclosure	36,929	283,500
Purchases of premises and equipment	(79,812)	(7,670)
Proceeds from sale of premises and equipment	38,749	-
Net cash provided by investing activities	11,610,226	787,737

Cash flows from financing activities:
Net increase (decrease) in deposits	11,280,207	(2,507,887)
Net cash provided by (used in) financing activities	11,280,207	(2,507,887)

Net increase (decrease) in cash and cash equivalents	27,805,109	(2,660,150)
Cash and cash equivalents at beginning of period	23,273,060	19,684,829
Cash and cash equivalents at end of period	$51,078,169	$17,024,679

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$645,222	$149,319
Income taxes paid	833,943	300,000

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$425,764	$508,352
Transfer of loans held for sale to loan portfolio	1,101,700	-

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, included herein have not been audited.  The amounts as of December 31, 2013 were derived from the 2013 audited financial statements of the Company.  These statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the years ended December 31, 2013 and 2012 and the unaudited financial statements of the Company as of and for the three months ended March 31, 2013 and 2012, and the financial statements reflecting the pro forma effect of the Merger on the Company, which were included  in the Company’s Current Report on Form 8-K, filed on April 25, 2013, as amended by Amendment No. 1 on Form 8-K/A, filed on July 2, 2013, pursuant to Item 9.01 thereof.   In accordance with the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the period ended March 31, 2014 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future interim period.

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

The Bank is required under Federal Reserve Board (“Federal Reserve”) regulations to maintain reserves against its transaction accounts.  These reserves are generally held in the form of cash or noninterest-earning accounts at the Bank.  Based on the nature of our transaction account deposits and the amount of vault cash on hand, the Bank is not required to maintain a reserve balance with the Federal Reserve at March 31, 2014 or December 31, 2013.

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

The Company’s holdings of restricted stock investments consist of the following:

	March 31, 2014	December 31, 2013
Federal Home Loan Bank	$472,200	$690,700
Visa Inc., Class B	204,195	204,195
Maryland Financial Bank	49,800	49,800
Atlantic Central Bankers Bank	65,000	65,000
Total restricted equity securities	$791,195	$1,009,695

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

Derivatives

As part of its mortgage banking activities, the Company makes commitments to originate residential mortgage loans that meet the accounting definition of derivatives.  As of March 31, 2014, the difference between the market value and the carrying amount of these commitments were immaterial and therefore, no gain or loss has been recognized in the financial statements.

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

Earnings per share

Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unvested restricted stock awards, and are determined using the treasury stock method.

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

Prior to the completion of the Merger, on April 18, 2013, FSPF invested $11,000,000 in Jefferson in exchange for  2,039,958 shares of common stock of Jefferson at a per share price of $5.39 (as restated for the Merger).

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

The Merger is accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed were recognized at fair value on the date the transaction was completed.  There was no goodwill recorded as a result of the Merger; however, a non-taxable bargain purchase gain of $2,860,199 for the year ended December 31, 2013 was recognized and included as a separate line item within noninterest income on the consolidated statements of income.  The bargain purchase gain represented the excess of the fair value of net assets acquired over consideration paid.  The consideration paid represented a substantial discount to the book value of pre-Merger Bay Bancorp, Inc.’s net assets at the acquisition date.  The net impact of the fair value adjustments resulted in a $5,282,481 reduction in pre-Merger net assets of Bay Bancorp, Inc. The more significant fair value adjustments were the net discount on loans of $7,927,608 and the core deposit intangible of $4,611,362 which is being amortized over an estimated useful life of approximately nine years.

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

A summary of Merger-related expenses included in the consolidated statements of income as follows:

	Three Months Ended March 31,
	2014	2013
Professional Fees	$89,401	$165,603
Data processing	21,922	-
Advertising and marketing expenses	-	26,910
Net occupancy and equipment costs	-	7,514
All other	-	14,542
Total Merger related expenses	$111,323	$214,569

NOTE 3 – INVESTMENT SECURITIES

At March 31, 2014 and December 31, 2013, the amortized cost and estimated fair value of the Company’s investment securities available for sale portfolio are summarized as follows:

	Amortized	Gross Unrealized		Estimated
	cost	Gains	Losses	Fair Value
March 31, 2014

U.S. government agency	$7,582,056	$33,625	$(1,445)	$7,614,236
Residential mortgage-backed securities	23,179,742	286,045	(337,583)	23,128,204
State and municipal	5,231,369	7,219	(26,859)	5,211,729
Total debt securities	35,993,167	326,889	(365,887)	35,954,169
Equity securities	78,752	7,406	-	86,158
Totals	$36,071,919	$334,295	$(365,887)	$36,040,327

	Amortized	Gross Unrealized		Estimated
	cost	Gains	Losses	Fair Value
December 31, 2013

U.S. government agency	$7,592,138	$3,694	$(69,917)	$7,525,915
Residential mortgage-backed securities	23,965,230	273,885	(438,112)	23,801,003
State and municipal	5,265,944	-	(76,058)	5,189,886
Total debt securities	36,823,312	277,579	(584,087)	36,516,804
Equity securities	78,752	-	(8,887)	69,865
Totals	$36,902,064	$277,579	$(592,974)	$36,586,669

As of March 31, 2014, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$2,695,633	$(1,445)	$-	$-	$2,695,633	$(1,445)
Residential mortgage-backed securities	11,209,505	(337,583)	-	-	11,209,505	(337,583)
State and municipals	2,391,299	(26,859)	-	-	2,391,299	(26,859)
Total debt securities	16,296,437	(365,887)	-	-	16,296,437	(365,887)
Equity securities	-	-	-	-	-	-
Totals	$16,296,437	$(365,887)	$-	$-	$16,296,437	$(365,887)

As of December 31, 2013, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$7,215,837	$(69,917)	$-	$-	$7,215,837	$(69,917)
Residential mortgage-backed securities	15,637,539	(438,112)	-	-	15,637,539	(438,112)
State and municipals	5,189,886	(76,058)	-	-	5,189,886	(76,058)
Total debt securities	28,043,262	(584,087)	-	-	28,043,262	(584,087)
Equity securities	69,865	(8,887)	-	-	69,865	(8,887)
Totals	$28,113,127	$(592,974)	$-	$-	$28,113,127	$(592,974)

Unrealized losses in the Company’s portfolio of debt securities were $365,887 and $584,087 in aggregate at March 31, 2014 and December 31, 2013, respectively, and were related to 15 and 24 securities, respectively.  These unrealized losses were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders’ equity at March 31, 2014 or December 31, 2013.

No investment securities held by the Company as of March 31, 2014 or December 31, 2013 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at March 31, 2014 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2014
	Amortized	Fair
	Cost	Value
Within one year	$-	$-
Over one to five years	3,100,194	3,111,369
Over five to ten years	9,184,285	9,190,146
Over ten years	528,946	524,450
Residential mortgage-backed securities	23,179,742	23,128,204
Totals	$35,993,167	$35,954,169

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

There were no sales of investment securities available for sale for the three months ended March 31, 2014 and 2013.

At March 31, 2014, securities with an amortized cost of $19,475,445 (fair value of $19,459,843)  were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank.  At December 31, 2013, securities with an amortized cost of $19,721,274 (fair value of $19,535,096) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank.

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

	March 31,	December 31,
	2014	2013
Commercial & Industrial	$31,797,517	$34,278,539
Commercial Real Estate	156,207,310	157,450,876
Residential Real Estate	72,397,283	73,323,554
Home Equity Line of Credit	32,257,020	33,257,822
Land	1,695,332	1,716,747
Construction	16,102,908	19,343,013
Consumer & Other	1,512,270	1,309,781
Total Loans	311,969,640	320,680,332
Less: Allowance for Loan Losses	(941,715)	(851,000)
Net Loans	$311,027,925	$319,829,332

At March 31, 2014 and December 31, 2013, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,164,904 and $3,386,065, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At March 31, 2014 and December 31, 2013, Commercial Real Estate – Investor loans had a total balance of $101,846,149 and $110,352,299, respectively.  At March 31, 2014 and December 31, 2013, Commercial Real Estate – Owner Occupied loans had a total balance of $54,361,161 and $47,098,577, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At March 31, 2014 and December 31, 2013, Residential Real Estate – Investor loans had a total balance of $25,322,746 and $26,670,715, respectively.  At March 31, 2014 and December 31, 2013, Residential Real Estate – Owner Occupied loans had a total balance of $47,074,537 and $46,652,839, respectively.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three months ended March 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000
Charge-offs	-	(47,791)	(37,478)	(63,984)	-	-	-	(149,253)
Recoveries(1)	-	-	1,859	8,844	-	-	10,100	20,803
Provision	-	47,791	126,334	55,140	-	-	(10,100)	219,165
Ending balance	$167,400	$324,080	$170,954	$129,203	$6,918	$135,416	$7,744	$941,715

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of March 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$90,715	$-	$-	$-	$-	$90,715

Ending balance: collectively evaluated for impairment	167,400	324,080	80,239	129,203	6,918	135,416	7,744	851,000
Totals	$167,400	$324,080	$170,954	$129,203	$6,918	$135,416	$7,744	$941,715

Loans:
Ending balance: individually evaluated for impairment	$937,389	$604,242	$3,465,817	$297,453	$-	$150,521	$-	$5,455,422

Ending balance: collectively evaluated for impairment	29,228,856	131,202,293	65,561,555	31,442,812	317,660	14,873,895	1,512,270	274,139,341

Ending balance: loans acquired with deteriorated credit quality(2)	1,631,272	24,400,775	3,369,911	516,755	1,377,672	1,078,492	-	32,374,877
Totals	$31,797,517	$156,207,310	$72,397,283	$32,257,020	$1,695,332	$16,102,908	$1,512,270	$311,969,640

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three months ended March 31, 2013:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942
Charge-offs	-	-	(46,923)	-	-	-	-	(46,923)
Recoveries(1)	-	-	3,000	1,326	-	-	-	4,326
Provision	-	-	32,768	(3,387)	-	-	-	29,381
Ending balance	$121,759	$131,350	$188,151	$79,894	$6,400	$109,335	$5,837	$642,726

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2013:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	167,400	324,080	80,239	129,203	6,918	135,416	7,744	851,000
Totals	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000

Loans:
Ending balance: individually evaluated for impairment(2)	$730,881	$1,354,962	$3,544,741	$325,866	$-	$104,926	$-	$6,061,376

Ending balance: collectively evaluated for impairment	31,315,355	132,236,685	66,467,228	32,418,288	355,190	17,894,718	1,309,781	281,997,245

Ending balance: loans acquired with deteriorated credit quality(3)	2,232,303	23,859,229	3,311,585	513,668	1,361,557	1,343,369	-	32,621,711
Totals	$34,278,539	$157,450,876	$73,323,554	$33,257,822	$1,716,747	$19,343,013	$1,309,781	$320,680,332

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $501,143 that have current period charge-offs or specific reserves.
(3)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have current period charge-offs, as of March 31, 2014 and for the three months ended March 31, 2014:

	As of March 31, 2014			For the Three Months Ended March 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$937,389	$1,101,840	$-	$1,039,956	$25,588
Commercial Real Estate - Investor	106,397	176,736	-	143,908	597
Commercial Real Estate - Owner Occupied	497,845	497,845	-	509,245	-
Residential Real Estate - Investor	669,886	760,037	-	720,349	3,332
Residential Real Estate - Owner Occupied	2,323,997	3,073,523	-	2,747,600	38,906
Home Equity Line of Credit	297,453	340,284	-	319,497	-
Land	-	-	-	-	-
Construction	150,521	845,451	-	497,986	45,595
Consumer & Other	-	20,221	-	10,246	-

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-
Residential Real Estate - Owner Occupied	471,934	450,294	90,715	462,850	-
Home Equity Line of Credit	-	-	-	-	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total:	5,455,422	7,266,231	90,715	6,451,637	114,018

Commercial & Industrial	$937,389	$1,101,840	$-	$1,039,956	$25,588
Commercial Real Estate	604,242	674,581	-	653,153	597
Residential Real Estate	3,465,817	4,283,854	90,715	3,930,799	42,238
Home Equity Line of Credit	297,453	340,284	-	319,497	-
Land	-	-	-	-	-
Construction	150,521	845,451	-	497,986	45,595
Consumer & Other	-	20,221	-	10,246	-
	$5,455,422	$7,266,231	$90,715	$6,451,637	$114,018

(1)	Consists primarily of accretion income on loans acquired from BNB with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2013 and for the three months ended March 31, 2013:

	As of December 31, 2013			For the Three Months Ended March 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$730,881	$875,797	$-	$958,273	$27,155
Commercial Real Estate - Investor	659,002	1,147,133	-	-	-
Commercial Real Estate - Owner Occupied	695,960	689,644	-	-	-
Residential Real Estate - Investor	680,662	770,812	-	815,048	5,952
Residential Real Estate - Owner Occupied	2,864,079	3,698,438	-	1,106,372	29,987
Home Equity Line of Credit	325,866	370,361	-	178,547	746
Land	-	-	-	-	-
Construction	104,926	845,451	-	88,399	21,953
Consumer & Other	-	20,491	-	-	392

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	682,793	8,174
Home Equity Line of Credit	-	-	-	-	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total:	6,061,376	8,418,127	-	3,829,432	94,359

Commercial & Industrial	$730,881	$875,797	$-	$958,273	$27,155
Commercial Real Estate	1,354,962	1,836,777	-	-	-
Residential Real Estate	3,544,741	4,469,250	-	2,604,213	44,113
Home Equity Line of Credit	325,866	370,361	-	178,547	746
Land	-	-	-	-	-
Construction	104,926	845,451	-	88,399	21,953
Consumer & Other	-	20,491	-	-	392
	$6,061,376	$8,418,127	$-	$3,829,432	$94,359

(1)	Consists primarily of accretion income on loans acquired from BNB with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of March 31, 2014:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$30,352,797	$985,997	$458,723	$-	$31,797,517
Commercial Real Estate - Investor	91,277,334	3,672,326	6,896,489	-	101,846,149
Commercial Real Estate - Owner Occupied	42,671,319	6,285,139	5,404,703	-	54,361,161
Residential Real Estate - Investor	24,440,739	256,208	625,799	-	25,322,746
Residential Real Estate - Owner Occupied	42,766,295	78,205	4,230,037	-	47,074,537
Home Equity Line of Credit	31,413,655	395,566	447,799	-	32,257,020
Land	1,695,332	-	-	-	1,695,332
Construction	15,865,995	86,392	150,521	-	16,102,908
Consumer & Other	1,512,270	-	-	-	1,512,270
Total	$281,995,736	$11,759,833	$18,214,071	$-	$311,969,640

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2014.  Purchased credit impaired loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$60,602	$-	$-	$60,602	$29,827,064	$278,579	$30,166,245
Commercial Real Estate - Investor	386,475	-	-	386,475	85,270,772	49,793	85,707,040
Commercial Real Estate - Owner Occupied	173,776	53,022	-	226,798	45,374,853	497,845	46,099,496
Residential Real Estate - Investor	214,525	-	-	214,525	23,552,893	462,695	24,230,113
Residential Real Estate - Owner Occupied	1,118,505	163,990	-	1,282,495	41,498,267	2,016,496	44,797,258
Home Equity Line of Credit	-	-	-	-	31,442,812	297,453	31,740,265
Land	-	-	-	-	317,660	-	317,660
Construction	190,000	-	150,521	340,521	14,683,895	-	15,024,416
Consumer & Other	-	-	214	214	1,512,056	-	1,512,270
Total	$2,143,883	$217,012	$150,735	$2,511,630	$273,480,272	$3,602,861	$279,594,763

Purchased credit impaired loans							32,374,877
Total Loans							$311,969,640

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

The following table presents a breakdown of loans the Company modified during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	1	$85,397	$85,397	1	$160,885	$160,885
Commercial Real Estate - Investor	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-
Residential Real Estate - Owner Occupied				1	683,763	683,763
Home Equity Line of Credit				-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	1	$85,397	$85,397	2	$844,648	$844,648

For the three months ended March 31, 2014, there was one loan modified as a TDR.  This restructuring of a C&I loan included an extension of loan maturity date at an interest rate lower than the current rate for new debt with similar risk.  This C&I TDR was an accruing loan at March 31, 2014.

For the three months ended March 31, 2013, there were two loans modified as TDRs. The restructuring of the C&I loan included an extension of the loan maturity date at an interest rate lower than the current rate for new debt with similar risk. This loan was subsequently paid off in November 2013. The modification of the Residential Real Estate - Owner Occupied loan included an extension of loan maturity date and reduced payments per executed forbearance agreement.  At March 31, 2014, this TDR was on nonaccrual status and a collateral dependent loan with a carrying value of $495,000.

One loan modified as a TDR during the previous twelve months having a carrying value of $68,789 was in default of its modified terms at March 31, 2014.  At March 31, 2014 and December 31, 2013, the Bank had $2,707,439 and $2,582,468 in loans identified as TDRs respectively, of which $1,007,385 and $948,488 were on nonaccrual status, respectively.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	March 31, 2014	December 31, 2013
Commercial & Industrial	$1,631,272	$2,232,303
Commercial Real Estate	24,400,775	24,360,372
Residential Real Estate	3,369,911	3,311,585
Home Equity Line of Credit	516,755	513,668
Land	1,377,672	1,361,557
Construction	1,078,492	1,343,369
Total Loans	$32,374,877	$33,122,854

The contractual amount outstanding for these loans totaled $39,543,818 and $41,571,473 as of March 31, 2014 and December 31, 2013, respectively.

The following table reflects activity in the accretable yield for these loans for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$1,991,662	$1,049,653
Reclassification from nonaccretable difference	816,368	174,756
Accretion into interest income	(1,082,103)	(358,668)
Disposals	(3,109)	(40,263)
Balance at end of period	$1,722,818	$825,478

The following table reflects activity in the allowance for these loans for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$-	$213,882
Reclassification to TDR	-	(213,882)
Charge-offs	-	(4,000)
Recoveries	4,040	4,326
Provision for loan losses	(4,040)	(326)
Balance at end of period	$-	$-

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$1,290,120	$1,151,256
New transfers from loans	425,764	508,352
Sales	(35,100)	(283,500)
Write-downs	(151,450)	-
Balance at end of period	$1,529,334	$1,376,108

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at March 31, 2014 consist of an asset recorded in 2010 and an asset recorded as a result of the Merger with remaining weighted average lives of approximately 1.0 years and 3.1 years, respectively.  The following table presents the changes in the net book value of core deposit intangible assets for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$3,993,679	$173,815
Amortization expense	(274,295)	(18,106)
Balance, March 31	$3,719,384	$155,709

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Gross carrying amount	$5,100,648	$5,100,648
Accumulated amortization	(1,381,264)	(1,106,969)
Net carrying amount	$3,719,384	$3,993,679

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at March 31, 2014:

Periods ending December 31:	Amount
2014	$656,814
2015	735,577
2016	564,662
2017	419,188
2018	338,818
Subsequent years	1,004,325
Total	$3,719,384

NOTE 8 – STOCK-BASED COMPENSATION

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

The Carrollton Bancorp 2007 Equity Plan (the “Equity Plan” and, together with the Jefferson Plan, the “Plans”) was approved at the 2007 annual meeting of stockholders of Bay Bancorp, Inc.    Under the Equity Plan, 500,000 shares of common stock were reserved for issuance.  Options relating to a total of 52,060 shares of common stock were outstanding as of the date of the Merger.  All grants after the date of the Merger were made under the Equity Plan.

The following weighted average assumptions were used for options granted during the three months ended March 31, 2014:

2014
Dividend yield	0.0%
Expected life	6.0 years
Expected volatility	33.2%
Risk-free interest rate	2.07%

The dividend yield is based on estimated future dividend yields.  The expected term of share options granted is generally derived from historical experience.  Expected volatilities are generally based on historical volatilities.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following tables summarize changes in the Company's stock options outstanding for the three months ended March 31, 2014:

	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2013	608,905	$5.23	377,255	6.3 years
Granted	100,000	5.15	-
Vested	-	-	29,998
Exercised	-	-	-
Cancelled	(6,000)	15.26	(6,000)
Outstanding, March 31, 2014	702,905	$5.14	401,253	6.4 years

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the three months ended March 31, 2014 and 2013, stock-based compensation expense applicable to the Plans was $125,448 and $65,118, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $458,420 at March 31, 2014.  This amount is expected to be recognized over a remaining weighted average period of approximately 2.4 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  A total of 17,445 shares of restricted common stock have been granted through March 31, 2014, with 15,656 shares granted to the eight eligible directors on June 26, 2013 and an additional 1,789 shares granted to a new director on September 25, 2013.  A total of 1,957 non-vested restricted shares were forfeited by a director when he resigned in September 2013.  At December 31, 2013 and at March 31, 2014, there was a total of 15,488 non-vested restricted shares outstanding.  Total stock-based compensation expense attributable to the shares of restricted common stock was $15,000 for the three months ended March 31, 2014.   The total unrecognized compensation expense attributable to the shares of restricted common stock was $22,500 at March 31, 2014.

NOTE 9 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) was acquired through the Merger.  The Pension Plan provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit for the three-month period ended March 31, 2014 are as follows:

2014
Service cost	$15,184
Interest cost	110,988
Expected return on plan assets	(149,585)
Amortization of net loss/(gain)	(18,948)
Net periodic pension benefit	$(42,361)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  At this time, the Company has elected not to match employee contributions as defined under this plan.  Therefore, the expense associated with this plan during the three months ended March 31, 2014 and 2013 is $0.

NOTE 10 – INCOME TAXES

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Deferred Tax Assets
Equity security impairment loss	$159,890	$159,890
Net unrealized losses on available for sale securities	12,464	124,424
Deferred compensation	210,088	215,986
Nonaccrual loan interest income	148,669	155,769
Stock based compensation plans	135,940	123,006
Accrued pension expense	945,456	962,166
Real estate acquired through foreclosure	171,300	179,994
Purchase accounting adjustment - deposits	1,221,273	1,353,909
Purchase accounting adjustment - loans	2,957,990	4,462,191
Purchase accounting adjustment - lease obligations	278,732	276,819
Carryover of excess recognized built-in losses	2,676,115	2,564,279
Other	37,736	35,578
Subtotal	8,955,653	10,614,011
Less: Valuation allowance	(185,280)	(342,442)
Total deferred tax assets	$8,770,373	$10,271,569

Deferred Tax Liabilities:
Bad debts	246,586	327,721
Basis difference on securities acquired in merger	332,173	410,205
Core deposit intangible	1,467,111	1,575,307
Purchase accounting adjustment - pension plan	229,003	229,003
Purchase accounting adjustment - other	61,866	96,019
Depreciation and amortization	219,200	219,200
Net unrealized gain on pension plan assets	849,993	849,993
Total deferred tax liabilities	$3,405,932	$3,707,448
Net Deferred Tax Asset	$5,364,441	$6,564,121

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended March 31,
	2014	2013
	Percentage of Pretax Income	Percentage of Pretax Income
Income tax expense at federal statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Reversal of valuation allowance attributable to future built-in losses	123.1%	-
Non-taxable income	-2.0%	-
State income taxes, net of federal income tax benefit	6.0%	5.8%
Incentive stock options	2.6%	1.2%
Nondeductible expenses	0.3%	1.2%
Effective income tax rate	164.0%	42.2%

The actual effective tax rate of 164.0% for the three months ended March 31, 2014 includes the impact of the reversal of a valuation allowance attributable to estimated future built-in losses that was recorded in 2013.The expected effective tax rate for the year ending December 31, 2014, excluding the reversal of the valuation allowance, is 40.9%, which is comparable to the effective tax rate of 42.2% for the three months ended March 31, 2013.

In conjunction with the Merger, the Company incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code.  As a result, applicable federal and state tax laws place an annual limitation of approximately $351,000 on the amount of certain losses that may be used, including built-in losses that existed at the date of the ownership change.  During 2013, the Company recognized built-in losses of approximately $10.7 million; a tax benefit was not recorded for a portion of these losses due to the application of the Section 382 annual limitation.  During 2014, the Company expects to recognize additional built-in losses of approximately $0.6 million. A tax benefit of approximately $2.7 million (included in the table above as “carryover of excess recognized built-in losses”) has been recorded for the approximately $6.8 million of recognized built-in losses that the Company expects to utilize in future periods.  These loss carryforwards expire in 2034.  The Company also anticipates additional future recognized built-in losses of approximately $0.2 million.  The Company is exploring various tax planning strategies to further utilize the built-in losses for which a benefit has not been recorded. If the Company were able to increase the realizable built-in losses, the Company may realize a tax benefit in future periods for the built-in losses not previously recognized.

The $157,162 valuation allowance recorded in 2013 for estimated recognized 2014 built-in losses that the Company did not expect to utilize in future periods was reversed during the three months ended March 31, 2014.  This reversal was supported by lower than expected recognized built-in losses in 2014 through the one year anniversary of the merger.  The Company now expects to utilize all 2014 and future years’ recognized built-in losses.

At March 31, 2014, the Company had state net operating loss carryforwards of approximately $515,000, which expire in 2034.  Pre-Merger Bay Bancorp, Inc. also recorded book impairment losses on certain equity securities, which would generate capital losses for tax purposes if the securities were sold at their current assessed fair market value.  A valuation allowance has been established against the corresponding deferred tax assets associated with these losses, as the benefit is not more likely than not to be realized.

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes.  Management has determined that the Company is more likely than not to realize existing net deferred tax assets as of March 31, 2014, with the exception of the items noted above.

NOTE 11- NET INCOME PER COMMON SHARE

The calculation of net income  per common share for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Basic earnings per share:
Net income	$81,735	$121,280
Weighted average shares outstanding (1)	9,379,753	5,831,963
Basic net income per share	$0.01	$0.02

Diluted earnings per share:
Net income	$81,735	$121,280
Weighted average shares outstanding (1)	9,379,753	5,831,963
Dilutive potential shares (2)	32,946	-
Total diluted average shares outstanding	9,412,699	5,831,963
Total diluted net income per share	$0.01	$0.02

Anti-dilutive shares	191,225	484,332

(1)	Pre-Merger Jefferson common shares adjusted for the effect of the conversion to Bay Bancorp, Inc. common shares.
(2)	Pre-Merger Jefferson common shares were not publicly traded prior to April 19, 2013; accordingly, a determination of dilutive potential shares is not practicable

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

Outstanding loan commitments and lines and letters of credit were as follows:

	March 31, 2014	December 31, 2013

Loan commitments	$6,279,573	$6,224,298
Unused lines of credit	62,042,094	58,479,498
Standby letters of credit	2,194,287	2,254,568

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the period ended March 31, 2014.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2014
U.S. government agency	$7,614,236	$-	$7,614,236	$-
Residential mortgage-backed securities	23,128,204	-	23,128,204	-
State and municipal	5,211,729	-	5,211,729	-
Equity securities	86,158	86,158	-	-
	$36,040,327	$86,158	$35,954,169	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

December 31, 2013
U.S. government agency	$7,525,915	$-	$7,525,915	$-
Residential mortgage-backed securities	23,801,003	-	23,801,003	-
State and municipal	5,189,886	-	5,189,886	-
Equity securities	69,865	69,865	-	-
	$36,586,669	$69,865	$36,516,804	$-

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis. Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2014 and the year ended December 31, 2013.

Impaired Loans

Loans for which it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, using the present value of expected cash flows, the loan’s observable market price, or the fair value of collateral (less selling costs) if the loan is collateral dependent.  A specific allowance for loan loss is then established or a partial charge-off is recorded if the loan is collateral dependent and the loan is classified at a Level 3 in the fair value hierarchy.  Appraised collateral values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above.  Valuation techniques are consistent with those applied in prior periods.

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

The tables below present the recorded assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013:

March 31, 2014:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$711,934	$-	$-	$711,934
Real estate acquired through foreclosure	614,765	-	-	614,765
	$1,326,699	$-	$-	$1,326,699

December 31, 2013:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$875,357	$-	$-	$875,357
Real estate acquired through foreclosure	960,006	-	-	960,006
	$1,835,363	$-	$-	$1,835,363

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

The following disclosure of estimated fair values of the Company's financial instruments at March 31, 2014 and December 31, 2013 is made in accordance with the requirements of ASC Topic 820:

		March 31, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value

Financial assets:
Cash and cash equivalents	Level 1	$51,078,169	$51,078,169	$23,273,060	$23,273,060
Investment securities available for sale (debt)	Level 2	35,954,169	35,954,169	36,516,804	36,516,804
Investment securities available for sale (equity)	Level 1	86,158	86,158	69,865	69,865
Restricted equity securities	Level 2	791,195	791,195	1,009,695	1,009,695
Loans held for sale	Level 2	4,983,638	4,983,638	12,836,234	12,836,234
Loans, net of allowance	Level 3	311,027,925	317,823,648	319,829,332	327,390,640
Accrued interest receivable	Level 2	1,045,383	1,045,383	1,186,748	1,186,748

Financial liabilities:
Deposits	Level 3	371,937,423	372,339,069	360,993,471	361,208,309
Accrued interest payable	Level 2	38,734	38,734	38,642	38,642

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

NOTE 14 – REGULATORY MATTERS

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

Until the adoption of the Basel III Capital Rules, the Company is not subject to specific capital requirements.  The Basel III Capital Rules generally will subject the Company to the same capital requirements that apply to other depository institution holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At March 31, 2014 and December 31, 2013 the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of March 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$49,354	15.53%	$25,423	8.00%	$31,778	10.00%

Tier I Risk-Based Capital Ratio	$48,412	15.23%	$12,711	4.00%	$19,067	6.00%

Leverage Ratio	$48,412	11.44%	$16,927	4.00%	$21,159	5.00%

As of December 31, 2013:

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included March 31, 2014 and December 31, 2013.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At March 31, 2014, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 15 – SUBSEQUENT EVENTS

In January 2014, the Company announced the pending closure of three of its underperforming branches.  The Salisbury, Hanover, and Millersville branches were subsequently closed in April 2014.  Deposits at the three closed branches represented approximately 8% of total deposits at December 31, 2013.   Facility leases at these locations expire in late 2014.

In April 2014, the Company announced its pending exit from the Individual Retirement Account (“IRA”) product line.  As a result of this announcement, the Company will no longer offer IRA deposits to new customers or serve as custodian for the IRAs of existing customers.  All existing IRA deposit balances will either be transferred to new IRA custodians or disbursed to customers by May 23, 2014.  At March 31, 2014, IRA deposits represented approximately 6% of total deposits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report, the term “the Company” refers to Bay Bancorp, Inc. and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Bay Bancorp, Inc. and its consolidated subsidiaries.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things:

•	unexpected changes or further deterioration in the housing market or in general economic conditions in our market area, or a slowing economic recovery;
•	unexpected changes in market interest rates or monetary policy;
•	the impact of new governmental regulations that might require changes in our business model;
•	changes in laws, regulations, policies and guidelines impacting our ability to collect on outstanding loans or otherwise negatively impacting its business;
•	higher than anticipated loan losses or the insufficiency of the allowance for credit losses;
•	changes in consumer confidence, spending and savings habits relative to the services we provide;
•	continued relationships with major customers;
•	competition from other financial institutions in originating or refinancing loans, attracting deposits, and providing various financial services that may affect our profitability;
•	the ability to continue to grow our business organically and through acquisition and successful integration of bank entities while controlling our costs; and
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

Prior to the Merger, the Company had one bank subsidiary, Carrollton Bank, and Jefferson had one bank subsidiary, Bay Bank, FSB (the “Bank”).  The Bank commenced operations on July 9, 2010.  As part of the Merger, Carrollton Bank merged with and into the Bank, with the Bank as the surviving bank subsidiary of the Company.  The Bank is a federal savings bank (“FSB”) that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its automated teller machines.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank has six subsidiaries: Bay Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); Flagship Acquisition Trust;  and three limited liability company subsidiaries.

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

BFS provides brokerage services and a variety of financial planning and investment options to customers.  Through December 31, 2013, these services were provided in partnership with INVEST Financial Corp. (“INVEST”) pursuant to a service agreement and BFS recognized commission income as these services were provided.  The investment options BFS offered through this arrangement included mutual funds, U.S. government bonds, tax-free municipal bonds, individual retirement accounts, long-term care, and health care insurance services. INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (the “SEC”), a member of Securities Investor Protection Corporation (“SIPC”), and licensed with state insurance agencies in all 50 states.  BFS referred clients to an INVEST representative for investment counseling prior to purchase of securities.  Our service agreement with INVEST terminated on December 31, 2013; therefore, we are currently not offering brokerage services to our customers.  We expect to resume offering brokerage services during the second quarter of 2014.

Flagship Acquisition Trust holds other real estate owned that is acquired by the Bank in foreclosure or by deed in lieu of foreclosure.

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

AVAILABILITY OF INFORMATION

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

MARKET AREA

We consider our core markets to be the communities within the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, Carroll and Harford.  Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states.  All of our revenue is generated within the United States.

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

We reported net income of $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.  Excluding the Merger related expenses, net income was $0.2 million and $.3 million for the three months ended March 31, 2014 and 2013, respectively.

The net interest margin for the first quarter of 2014 decreased to 5.40% compared to 6.52% for same period of 2013.  However, during the first three months of 2014,  net interest income increased because the growth in average interest-earning assets added by the Merger more than offset a decline in the average rates earned on interest-earning assets.  The decline in the net interest margin when compared to the prior year period was due largely to the loans acquired in the Merger having yields lower than the pre-Merger Bay Bank, FSB loan portfolio.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of annualized net income divided by average total assets, measures how effectively we utilize our assets to produce income.  Our return on average assets for the three months ended March 31, 2014 and 2013 was 0.08% and 0.37%, respectively.  Return on average equity, the quotient of annualized net income divided by average equity, measures how effectively we invest our capital to produce income.  Return on average equity for the three months ended March 31, 2014 and 2013 was 0.61% and 1.54%, respectively.

Liquidity remained strong due to the significant amount of cash and equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Nonperforming assets, which consists of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $12.7 million at March 31, 2014 from $9.6 million at December 31, 2013.  This increase was due primarily to increases in accruing purchased credit impaired (“PCI”) loans that were past due 90+ days and nonaccrual PCI loans.  Nonperforming assets represented 2.91% of total assets at March 31, 2014 compared to 2.29% at December 31, 2013. The ratio of net charge-offs (annualized) to average total loans was 0.04% for the first quarter of 2014 and 0.25% for the first quarter of 2013.

At March 31, 2014, the Bank remained above all “well-capitalized” regulatory requirement levels.

Balance sheet growth was driven by an increase in total deposits during the quarter.  Our total assets were $429.6 million at March 31, 2014, an increase of $10.5 million, or 2.5%, when compared to December 31, 2013.  Interest-earning assets accounted for $10.1 million of this increase.  Interest bearing deposits with banks and federal funds grew by $27.2 million which more than offset reductions in loans of $8.7 million, loans held for sale of $7.9 million and investment securities of $0.5 million  Total deposits were $371.9 million at March 31, 2014, an increase of $10.9 million, or 3.0%, when compared to December 31, 2013. Stockholders’ equity was $54.9 million at March 31, 2014, an increase of $0.4 million, or 0.7% when compared to December 31, 2013.

Noninterest income for the three months ended March 31, 2014 was $1.25 million compared to $0.05 million for the same period in 2013, representing an increase of $1.2 million.  The increase in noninterest income was the result of the Merger.  The primary Merger-related drivers of noninterest income for the three months ended March 31, 2014 included  two new business units acquired in the Merger (mortgage banking fees and gains of $0.3 million and electronic banking fees of $0.6 million).

Noninterest expense for the three months ended March 31, 2014 was $6.3 million compared to $1.9 million for the same period in 2013, representing an increase of $4.4 million.  The primary contributors to the increase in noninterest expense for the three months ended March 31, 2014 were Merger-related increases in salaries and employee benefits of $2.4 million, occupancy, furniture and equipment expenses of $0.9 million, data processing and item processing services of $0.2 million, legal, accounting and other professional fees of $0.2 million and core deposit intangible amortization of $0.3 million.

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

Other significant accounting policies are presented in Note 1 to the consolidated financial statements that appear elsewhere in this Quarterly Report.  We have not substantively changed any aspect of our overall approach in the application of the foregoing policies.

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

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$26,084,721	$13,368	0.21%	$18,208,131	$11,996	0.27%
Investment securities available for sale	36,434,000	240,838	2.64%	8,595,570	47,296	2.20%
Restricted equity securities	982,989	6,511	2.65%	190,933	1,595	3.34%
Total interest-bearing deposits with banks,
fed funds sold, and investments	63,501,710	260,717	1.67%	26,994,634	60,887	0.91%

Loans held for sale	8,263,308	85,801	4.15%	-	-	0.00%
Loans, net
Commercial & Industrial	32,696,980	575,366	7.14%	16,240,462	302,835	7.56%
Commercial Real Estate	157,626,386	2,603,202	6.70%	46,942,543	878,885	7.59%
Residential Real Estate	73,432,087	1,079,979	5.88%	22,197,030	570,411	10.28%
HELOC	32,443,433	500,167	6.17%	8,949,799	276,065	12.34%
Construction	17,819,565	306,919	6.99%	5,515,907	88,863	6.53%
Land	1,693,796	50,017	11.98%	1,890,029	42,136	9.04%
Consumer & Other	1,515,536	24,736	6.62%	951,740	10,598	4.52%
Total loans, net (1)	317,227,783	5,140,386	6.57%	102,687,511	2,169,793	8.57%
Total earning assets	388,992,801	$5,486,904	5.72%	129,682,145	$2,230,680	6.98%
Cash	4,261,331			1,610,994
Allowance for loan losses	(847,448)			(655,300)
Market valuation	(2,469)			411,028
Other assets	24,614,512			3,301,717
Total non-earning assets	28,025,926			4,668,439
Total Assets	$417,018,727			$134,350,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$67,276,513	$19,443	0.12%	$6,390,858	$3,628	0.23%
Money market	83,958,088	72,734	0.35%	22,292,453	14,554	0.26%
Time deposits	119,922,648	216,882	0.73%	51,571,811	127,376	1.00%
Total interest-bearing deposits	271,157,249	309,059	0.46%	80,255,122	145,558	0.74%
Borrowed funds:
Federal funds purchased	-	-	0.00%	55,556	139	1.01%
FHLB advances	-	-	0.00%	-	-	0.00%
Total borrowed funds	-	-	0.00%	55,556	139	1.01%
Total interest-bearing funds	271,157,249	309,059	0.46%	80,310,678	145,697	0.74%
Noninterest-bearing deposits	88,772,338	-		21,102,904	-
Total cost of funds	359,929,587	$309,059	0.35%	101,413,582	$145,697	0.58%
Other liabilities and accrued expenses	2,337,859			1,029,912
Total Liabilities	362,267,446			102,443,494
Stockholders' Equity	54,751,281			31,907,090
Total Liabilities and Stockholders' Equity	$417,018,727			$134,350,584
Net interest income and spread (2)		$5,177,845	5.26%		$2,084,983	6.24%
Net interest margin (3)			5.40%			6.52%
(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income for the first quarter of 2014 was $5.2 million compared to $2.1 million for the same period of 2013, an increase of $3.1 million, or 148%, due to the higher average balances as a result of the Merger.  Net interest margin, which represents the annualized percentage of net interest income as compared to average interest-earning assets, declined to 5.40% for the three months ended March 31, 2014 as compared to 6.52% for the same period in 2013.  The decline in the net interest margin when compared to the prior year was due primarily to the loans acquired in the Merger having slightly lower yields than the Bank’s pre-Merger loan portfolio.

Total interest income increased by $3.3 million, or 146%, for the three months ended March 31, 2014 when compared to same period of 2013.  Interest income on loans increased by $3.0 million, or 137%, for the three months ended March 31, 2014 when compared to same period of 2013.  Interest income on loans held for sale, investment securities and interest-bearing deposits in banks and federal funds sold increased by an aggregate of $0.3 million for the three months ended March 31, 2014 when compared to same period of 2013.  The increase in interest income for the 2014 period was due primarily to the interest-earning assets acquired in the Merger.  Average interest-earning assets increased by $259.3 million while average interest-bearing liabilities increased $190.8 million when comparing the first quarter of 2014 to the same period of 2013.

Total interest expense increased by $0.2 million, or 112%, for the three months ended March 31, 2014 when compared to same period of 2013.  The increase in interest expense was due primarily to the interest-bearing deposits acquired in the Merger.  However, the total cost of interest-bearing liabilities decreased to 0.46% for the three months ended March 31, 2014, as compared to 0.74% for same period of 2013.  Average noninterest-bearing deposits increased by $67.7 million during the three months ended March 31, 2014 while the percentage of average noninterest-bearing deposits to total deposits increased to 24.7% for the first quarter of 2014  from  20.8% for the same period of 2013.

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

We recorded a provision for loan losses of $0.2 million and $0.03 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in the provision for the three months ended March 31, 2014 when compared to same period of 2013 was due primarily to current period charge-offs and specific reserves established for certain loans acquired from the Merger.  The loans acquired from the Merger were recorded at fair value at the acquisition date and there has been subsequent credit degradation of some of these loans as of March 31, 2014.  Management expects both the allowance for losses and the related provision for loan losses to increase in the future due to the gradual runoff of the acquired loan portfolio and new loan originations.

Noninterest Income

The following table reflects the amounts and changes in noninterest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		2014 vs 2013
	2014	2013	$ Change	% Change

Electronic banking fees (1)	$639,994	$-	$639,994	-
Mortgage banking fees and gains (1)	312,675	-	312,675	-
Gain on sale of real estate acquired through foreclosure	1,829	-	1,829	-
Service charges on deposit accounts	92,513	17,777	74,736	420%
Other income	206,361	29,846	176,515	591%
Total Noninterest Income	$1,253,372	$47,623	$1,205,749	2532%

(1)	New business unit acquired in the Merger.

We recorded noninterest income of $1.3 million for the three months ended March 31, 2014, an increase of $1.2 million when compared to first quarter of 2013.  As shown in the table above, a substantial portion of this increase was attributable to the two new business units acquired in the Merger. The remainder of this increase was also primarily a result of the Merger.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		2014 vs 2013
	2014	2013	$ Change	% Change

Salary and employee benefits	$3,365,432	$962,924	$2,402,508	250%
Occupancy expenses	749,279	91,941	657,338	715%
Furniture and equipment expenses	312,129	56,780	255,349	450%
Legal, accounting and other professional fees	394,120	208,502	185,618	89%
Data processing and item processing services	275,150	110,788	164,362	148%
FDIC insurance costs	67,709	25,176	42,533	169%
Advertising and marketing related expenses	39,405	61,666	(22,261)	-36%
Foreclosed property expenses	199,363	41,840	157,523	376%
Loan collection costs	47,179	10,420	36,759	353%
Core deposit intangible amortization	274,295	18,106	256,189	1415%
Merger related expenses	111,323	214,569	(103,246)	-48%
Other expenses	504,289	90,714	413,575	456%
Total Noninterest Expenses	$6,339,673	$1,893,426	$4,446,247	235%

We recorded noninterest expenses of $6.3 million for the three months ended March 31, 2014, representing an increase of $4.4 million when compared to same period of 2013.  Excluding Merger-related expenses of $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, noninterest expenses were $6.2 million for the three months ended March 31, 2014, a $4.5 million increase when compared to same period of 2013.  This net increase was primarily a result of the Merger. Some comparative expense drivers are as follows:

•	The number of full-time equivalent employees increased to 144 at March 31, 2014 from 36 at March 31, 2013.
•	The number of branches and administrative facilities increased to 12 at March 31, 2014 from 2 at March 31, 2013.

Income Taxes

The benefit for income taxes totaled $0.2 million, or an effective tax rate of 164.0%, for the three months ended March 31, 2014 compared to a $0.1 million expense, or an effective tax rate of 42.2%, for the same period in 2013. The effective tax rate for the three months ended March 31, 2014 includes the impact of the reversal of a valuation allowance attributable to future built-in losses that was recorded in 2013.  This reversal was the result of lower than expected recognized built-in losses in 2014 through the one year anniversary of the merger. The Company now expects to utilize all 2014 and future years’ expected recognized built-in losses. Excluding the tax benefit resulting from the reversal of this valuation allowance, the effective tax rate for the three months ended March 31, 2014 of 40.9% is comparable to the effective tax rate of 42.2% for the same period in 2013.

The Company is exploring various tax planning strategies to further utilize the built-in losses for which a benefit has not been recorded. If the Company were able to increase the realizable built-in losses, the Company may realize a tax benefit in future periods for the built-in losses not previously recognized.

FINANCIAL CONDITION

Our total assets were $429.6 million at March 31, 2014, an increase of $10.5 million, or 2.5%, when compared to the $419.1 million recorded at December 31, 2013.  Interest-earning assets accounted for $10.1 million of this increase.  Loans balances declined by $8.7 million with offsetting increase in interest bearing deposits with banks and federal funds sold of $27.2 million.  Total deposits were $371.9 million at March 31, 2014, an increase of $10.9 million, or 3%, when compared to the $361 million recorded at December 31, 2013.  Stockholders’ equity was $54.9 million at March 31, 2014, an increase of $0.4 million, or 0.7%, when compared to the $54.6 million recorded at December 31, 2013.

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

Investment securities decreased $0.5 million, or 1.5%, to $36 million at March 31, 2014, from $36.6 million at December 31, 2013.  This decrease was the result of principal pay downs totaling $0.8 million with an offsetting increase in market value of $0.3 million.

Restricted Equity Securities

Restricted equity securities decreased $218.5 thousand, or 21.6%, to $791.2 thousand at March 31, 2014, from $1.0 million at December 31, 2013.  This decrease was the result of a redemption of FHLB stock.

Loans Held for Sale

Loans held for sale were $5.0 million at March 31, 2014 compared to $12.8 million at December 31, 2013.  The decrease in loans held for sale was due to loan sales outpacing new originations during the quarter.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

Loans, net of deferred fees and costs, decreased by $8.7 million from $320.7 million at December 31, 2013 to $312 million at March 31, 2014, primarily due to overall decrease in loan origination volume.

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

At March 31, 2014 we had 115 impaired loans totaling $37.9 million (including PCI loans of $32.4 million).  Of this amount, 46 impaired loans totaling $4.4 million were classified as nonaccrual loans.  At March 31, 2014,  troubled debt restructurings, or TDRs, included in impaired loans totaled $2.7 million, nine loans of which were included in nonaccrual loans having a total balance of $1.0 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At March 31, 2014, the specific reserve for impaired loans was $90,715.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31, 2014	December 31, 2013

Nonaccrual loans excluding PCI loans	$3,602,861	$3,809,000
Nonaccrual PCI loans	805,530	179,114
TDR loans excluding those in nonaccrual loans	1,700,054	1,633,980
Accruing loans past due 90+ days excluding PCI loans	150,735	-
Accruing PCI loans past due 90+ days	4,865,042	2,692,572

Total nonperforming loans	11,124,222	8,314,666

Real estate acquired through foreclosure	1,529,334	1,290,120

Total nonperforming assets	$12,653,556	$9,604,786

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

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of March 31, 2014, these loans totaled $20.5 million and consisted primarily of Commercial Real Estate loans and Residential Real Estate loans which had balances of $16.1 million and $2.7 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The allowance consists of specific and general reserves.  The specific reserve relates to individual loans that are classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement and primarily includes nonaccrual loans, troubled debt restructurings, and purchased credit impaired loans where cash flows have deteriorated from those forecast as of the acquisition date.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value of the loan.  For collateral-dependent impaired loans, any measured impairment is properly charged-off against the loan and allowance in the applicable reporting period.  The specific component may fluctuate from period to period if changes occur in the nature and volume of impaired loans.

The general reserve covers pools of similar loans, including purchased loans that did not have deteriorated credit quality and new loan originations, and is based upon historical loss experience and several qualitative factors.  These qualitative factors address various risk characteristics in the Bank’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time that the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The general component may fluctuate from period to period if changes occur in the mix of the Bank’s loan portfolio, economic conditions, or specific industry conditions.

On a quarterly basis, an assessment of the adequacy of the allowance is performed by management using the methodology outlined above and the results are reported to the Board of Directors.  The complex evaluations involved in such assessments require significant estimates.  Management uses available data to establish the allowance at a prudent level, recognizing that the determination is inherently subjective, and that future adjustments may be necessary, depending upon many items including a change in economic conditions affecting specific borrowers, or in general economic conditions, and new information that becomes available.  However, there are no assurances that the allowance will be sufficient to absorb losses on nonperforming loans, or that the allowance will be sufficient to cover losses on nonperforming loans in the future.

The allowance was $941,715 at March 31, 2014, compared to $851,000 at December 31, 2013.  The allowance as a percentage of total portfolio loans was 0.30% at March 31, 2014 and 0.27% at December 31, 2013.  The increase was due primarily to an increase in the specific reserve of $91 thousand during the first quarter of 2014.

For non-impaired loans acquired by the Bank from BNB on July 10, 2010 without evidence of deteriorated credit quality, there was a net unamortized discount of $1.4 million and $1.2 million at March 31, 2014 and December 31, 2013, respectively, which represented 4.5% and 4.2%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was a net unamortized discount of $1.8 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively, which represented 1.2% and 1.1% of the related loan balance, respectively.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three months ended March 31, 2014, we recorded net charge-offs of $128,450 compared to net charge-offs of $42,597 during the same period of 2013.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of year	$851,000	$655,942
Chargeoffs:
Commercial & Industrial	-	-
Commercial Real Estate	(47,791)	-
Residential Real Estate	(37,478)	(46,923)
Home Equity Line of Credit	(63,984)	-
Land	-	-
Construction	-	-
Consumer & Other		-
Total charge-offs	(149,253)	(46,923)

Recoveries:
Commercial & Industrial	-	-
Commercial Real Estate	-	-
Residential Real Estate	1,859	3,000
Home Equity Line of Credit	8,844	1,326
Land	-	-
Construction	-	-
Consumer & Other	10,100	-
Total recoveries	20,803	4,326

Net charge-offs	(128,450)	(42,597)
Provision for loan loss	219,165	29,381

Balance at end of period	$941,715	$642,726

Allowance as a percentage of total loans at the end of the three-month period	0.30%	0.63%
Net charge-offs annualized as a percentage of average loans during the three months	0.16%	0.17%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	March 31, 2014		December 31, 2013		2014 vs 2013
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$95,090,887	26%	$90,077,139	25%	$5,013,748	6%

Interest-bearing deposits:
Checking	42,603,330	11%	42,378,939	12%	224,391	1%
Savings	28,096,540	8%	27,817,849	8%	278,691	1%
Money market	82,926,254	22%	78,356,997	22%	4,569,257	6%
Total interest-bearing checking, savings and money market deposits	153,626,124	41%	148,553,785	42%	5,072,339	3%

Time deposits under $100,000	56,757,668	15%	59,403,534	16%	(2,645,866)	-4%
Time deposits of $100,000 or more	66,462,744	18%	62,959,013	17%	3,503,731	6%
Total time deposits	123,220,412	33%	122,362,547	33%	857,865	1%

Total interest bearing deposits	276,846,536	74%	270,916,332	75%	5,930,204	2%

Total Deposits	$371,937,423	100%	$360,993,471	100%	$10,943,952	3%

Total deposits at March 31, 2014 increased $11 million, or 3.0% when compared with year end 2013 balances.  This increase was driven by cyclical short term deposits in non-interest bearing and money market balances.  Within the deposit base, non-interest bearing demand account balances increased $5 million, or 5.5%, money market balances increase $5 million, or 5.8%, and time deposit balances were $1 million, or 0.7% higher than year end.

The ratio of noninterest-bearing deposits to total deposits increased to 26% at March 31, 2014, from 25% at December 31, 2013.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network (the “Network”).  Through this deposit matching network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep service (“ICS”) deposits, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At March 31, 2014, we had $17.1 million in deposits through the reciprocal deposit program compared to $11.6 million at December 31, 2013.  We can also choose to place deposits through this network without receiving matching deposits.  At March 31, 2014, we had placed $2.2 million of deposits through this network for which we received no matching deposits, compared to $3.4 million at December 31, 2013.

Borrowings

The Bank had no borrowings as of March 31, 2014 or December 31, 2013.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage its assets and liabilities effectively.

At March 31, 2014, our total stockholders’ equity increased to $54.9 million from $54.6 million at December 31, 2013, primarily as a result of the net unrealized gain on investment securities and due to the $0.082 million in net earnings for the three months ended March 31, 2014.

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

Until the adoption of the Basel III Capital Rules, the Company is not subject to specific capital requirements.  The Basel III Capital Rules generally will subject the Company to the same capital requirements that apply to other depository institution holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).    At March 31, 2014 and December 31, 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of March 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$49,354	15.53%	$25,423	8.00%	$31,778	10.00%

Tier I Risk-Based Capital Ratio	$48,412	15.23%	$12,711	4.00%	$19,067	6.00%

Leverage Ratio	$48,412	11.44%	$16,927	4.00%	$21,159	5.00%

As of December 31, 2013:

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

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

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agency.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  Due to the Bank’s desire to preserve capital to fund its growth, we currently do not anticipate paying a dividend for the foreseeable future. In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of our Board of Directors and will depend, in part, on our earnings and future capital needs.

The current capital regime will significantly change when the Basel III Capital Rules are phased in starting on January 1, 2015.  These changes are discussed in Item 1 of Part I of the December 31, 2013 Form 10-K under the heading “Capital Requirements” in the “Supervision and Regulation” section.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $70.5 million at March 31, 2014.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  As of March 31, 2014, we had $7.7 million in cash and due from banks, $43.4 million in interest-bearing deposits with banks and federal funds sold, and $36.0 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $84.5 million with the FHLB of which $53.7 million was available to be drawn on March 31, 2014 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the FRB and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $19.3 million of securities pledged at the FHLB, $0.2 million of securities pledged at the FRB, and an additional $16.5 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $26.3 million as of March 31, 2014.  Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the FRB or to pledge unpledged securities to this institution before it could borrow against this line.  There was no balance outstanding under these lines or other borrowings at March 31, 2014.

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

We prepare a current base case and eight alternative simulations at least once a quarter and report the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain to evaluate the impact of balance sheet strategies or when other business conditions so dictate.

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

At March 31, 2014, we were in an asset sensitive position.  Management strives to manage higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2014 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended March 31, 2014, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is involved in various legal actions arising from the normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of its operations or financial condition.

ITEM 1A. RISK FACTORS

The risks and uncertainties to which the Company’s financial condition and results of operations are subject were discussed in Bay’s Annual Report on Form 10-K for the year ended December 31, 2013.   Management does not believe that any material changes in these risk factors have occurred since they were last disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed or furnished with this quarterly report are listed in the exhibit index that immediately follows the signature hereto, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY BANCORP, INC

Date	May 14, 2014	PRINCIPAL EXECUTIVE OFFICER:

/s/ Kevin B. Cashen
Kevin B. Cashen
President and Chief Excecutive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	May 14, 2014	/s/ Larry D. Pickett
Larry D. Pickett
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.9	Employment Agreement, dated as of January 2, 2014, by and between Bay Bank, F.S.B. and Larry D. Pickett (filed herewith).

10.10	Employment Agreement, dated as of January 2, 2014, by and between Bay Bank, F.S.B. and Russ McAtee (filed herewith).

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer (filed herewith)

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

XBRL-Only Content Section

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three months ended March 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000
Charge-offs	-	(47,791)	(37,478)	(63,984)	-	-	-	(149,253)
Recoveries(1)	-	-	1,859	8,844	-	-	10,100	20,803
Provision	-	47,791	126,334	55,140	-	-	(10,100)	219,165
Ending balance	$167,400	$324,080	$170,954	$129,203	$6,918	$135,416	$7,744	$941,715

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three months ended March 31, 2013

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942
Charge-offs	-	-	(46,923)	-	-	-	-	(46,923)
Recoveries(1)	-	-	3,000	1,326	-	-	-	4,326
Provision	-	-	32,768	(3,387)	-	-	-	29,381
Ending balance	$121,759	$131,350	$188,151	$79,894	$6,400	$109,335	$5,837	$642,726

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of March 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$90,715	$-	$-	$-	$-	$90,715

Ending balance: collectively evaluated for impairment	167,400	324,080	80,239	129,203	6,918	135,416	7,744	851,000
Totals	$167,400	$324,080	$170,954	$129,203	$6,918	$135,416	$7,744	$941,715

Loans:
Ending balance: individually evaluated for impairment	$937,389	$604,242	$3,465,817	$297,453	$-	$150,521	$-	$5,455,422

Ending balance: collectively evaluated for impairment	29,228,856	131,202,293	65,561,555	31,442,812	317,660	14,873,895	1,512,270	274,139,341

Ending balance: loans acquired with deteriorated credit quality(2)	1,631,272	24,400,775	3,369,911	516,755	1,377,672	1,078,492	-	32,374,877
Totals	$31,797,517	$156,207,310	$72,397,283	$32,257,020	$1,695,332	$16,102,908	$1,512,270	$311,969,640

(3)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(4)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of March 31, 2013:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	167,400	324,080	80,239	129,203	6,918	135,416	7,744	851,000
Totals	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000

Loans:
Ending balance: individually evaluated for impairment(2)	$730,881	$1,354,962	$3,544,741	$325,866	$-	$104,926	$-	$6,061,376

Ending balance: collectively evaluated for impairment	31,315,355	132,236,685	66,467,228	32,418,288	355,190	17,894,718	1,309,781	281,997,245

Ending balance: loans acquired with deteriorated credit quality(3)	2,232,303	23,859,229	3,311,585	513,668	1,361,557	1,343,369	-	32,621,711
Totals	$34,278,539	$157,450,876	$73,323,554	$33,257,822	$1,716,747	$19,343,013	$1,309,781	$320,680,332

(4)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(5)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.