Form 10-Q
period 2014-06-30
BAY BANCORP, INC.
filed 2014-08-14
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 14, 2014, the number of shares outstanding of the registrant’s common stock was 11,030,773.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30
	2014	December 31,
	(unaudited)	2013

ASSETS

Cash and due from banks	$9,536,345	$7,126,720
Interest bearing deposits with banks and federal funds sold	14,890,664	16,146,340
Total Cash and Cash Equivalents	24,427,009	23,273,060

Time deposits with banks	500,000	-
Investment securities available for sale, at fair value	35,829,418	36,586,669
Restricted equity securities, at cost	919,795	1,009,695
Loans held for sale	6,103,088	12,836,234

Loans, net of deferred fees and costs	395,046,505	320,680,332
Less: Allowance for loan losses	(1,099,646)	(851,000)
Loans, net	393,946,859	319,829,332

Real estate acquired through foreclosure	1,520,609	1,290,120
Premises and equipment, net	5,646,918	5,998,532
Bank owned life insurance	5,420,981	5,356,575
Core deposit intangible	3,722,865	3,993,679
Deferred tax assets, net	5,287,136	6,564,121
Accrued interest receivable	1,389,888	1,186,748
Defined benefit pension asset	42,231	-
Other assets	2,713,245	1,164,538
Total Assets	$487,470,042	$419,089,303

LIABILITIES

Noninterest-bearing deposits	$104,021,800	$90,077,139
Interest-bearing deposits	315,122,594	270,916,332
Total Deposits	419,144,394	360,993,471

Defined benefit pension liability	-	42,492
Accrued expenses and other liabilities	3,280,059	3,499,072
Total Liabilities	422,424,453	364,535,035

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000 shares, issued and outstanding 10,818,773 and 9,379,753 shares as of June 30, 2014 and December 31, 2013, respectively	10,818,773	9,379,753
Additional paid-in capital	42,178,489	36,357,001
Retained earnings	10,540,587	7,703,597
Accumulated other comprehensive income	1,507,740	1,113,917
Total Stockholders' Equity	65,045,589	54,554,268
Total Liabilities and Stockholders' Equity	$487,470,042	$419,089,303

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Interest income:
Interest and fees on loans	$5,779,831	$4,561,731	$10,920,217	$6,731,524
Interest on loans held for sale	46,208	241,153	132,009	241,153
Interest and dividends on securities	245,104	118,328	492,453	167,219
Interest on deposits with banks and federal funds sold	18,660	25,800	32,028	37,796
Total Interest Income	6,089,803	4,947,012	11,576,707	7,177,692

Interest expense:
Interest on deposits	301,169	356,046	610,228	501,604
Interest on short-term borrowings	-	1,553	-	1,692
Total Interest Expense	301,169	357,599	610,228	503,296
Net Interest Income	5,788,634	4,589,413	10,966,479	6,674,396

Provision for loan losses	140,679	153,875	359,844	183,256
Net interest income after provision for loan losses	5,647,955	4,435,538	10,606,635	6,491,140

Noninterest income:
Electronic banking fees	676,353	651,177	1,316,347	651,177
Mortgage banking fees and gains	195,388	1,026,815	508,063	1,026,815
Net gain on sale of real estate acquired through foreclosure	27,096	48,344	28,925	48,344
Brokerage commissions	-	117,492	-	117,492
Service charges on deposit accounts	111,432	73,437	203,945	91,214
Bargain purchase gain	697,526	2,860,199	697,526	2,860,199
Other income	2,730,265	183,261	2,936,626	213,107
Total Noninterest Income	4,438,060	4,960,725	5,691,432	5,008,348

Noninterest Expenses:
Salary and employee benefits	3,159,029	3,220,853	6,524,461	4,183,777
Occupancy expenses	784,831	647,725	1,534,110	741,604
Furniture and equipment expenses	282,825	232,005	594,954	286,847
Legal, accounting and other professional fees	338,105	408,579	732,225	617,081
Data processing and item processing services	217,187	327,827	492,337	438,615
FDIC insurance costs	134,977	87,150	202,686	112,326
Advertising and marketing related expenses	145,560	80,311	184,965	141,977
Foreclosed property expenses	191,029	127,074	390,392	168,914
Loan collection costs	105,724	149,812	152,903	160,232
Core deposit intangible amortization	218,447	162,824	492,742	180,930
Merger and acquisition related expenses	128,965	1,640,368	240,288	1,854,937
Other expenses	549,023	462,976	1,053,312	553,690
Total Noninterest Expenses	6,255,702	7,547,504	12,595,375	9,440,930
Income before income taxes	3,830,313	1,848,759	3,702,692	2,058,558

Income tax expense	1,075,058	569,571	865,702	658,090
Net income	$2,755,255	$1,279,188	$2,836,990	$1,400,468

Basic net income per common share	$0.27	$0.15	$0.29	$0.19

Diluted net income per common share	$0.27	$0.15	$0.29	$0.19

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$2,755,255	$1,279,188	$2,836,990	$1,400,468

Other Comprehensive Income:

Unrealized gain (loss) on investment securities available for sale	366,670	(616,279)	650,473	(581,516)
Income tax (expense) benefit relating to item above	(144,690)	243,114	(256,650)	229,401
Other comprehensive income (loss)	221,980	(373,165)	393,823	(352,115)
Total Comprehensive Income	$2,977,235	$906,023	$3,230,813	$1,048,353

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2013	$9,379,753	$36,357,001	$7,703,597	$1,113,917	$54,554,268

Net income	-	-	2,836,990	-	2,836,990
Other comprehensive income	-	-	-	393,823	393,823
Issuance of restricted common stock	16,256	(16,256)	-	-	-
Stock-based compensation	-	260,508	-	-	260,508
Issuance of common stock	1,422,764	5,577,236	-	-	7,000,000
Balance June 30, 2014	10,818,773	42,178,489	10,540,587	1,507,740	65,045,589

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total

Balance December 31, 2012 (1)	$5,831,963	$21,269,898	$4,462,463	$260,092	$31,824,416

Net income	-	-	1,400,468	-	1,400,468
Other comprehensive loss			-	(352,115)	(352,115)
Issuance of common stock	2,039,958	8,960,042	-	-	11,000,000
Carrollton Bancorp shares retained at the date of Merger	1,483,457	5,800,313	-	-	7,283,770
Stock-based compensation	-	153,550	-	-	153,550
Issuance of common stock under stock option plan	6,000	21,000	-	-	27,000
Balance June 30, 2013 (1)	$9,361,378	$36,204,803	$5,862,931	$(92,023)	$51,337,089

(1)

As restated for the effect of the Merger (as defined in Note 1), with each share of Jefferson Bancorp, Inc. common stock, $0.01 par, converted into 2.2217 shares of Bay Bancorp, Inc. common stock, $1.00 par.

See accompanying notes to unaudited consolidated financial statement

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Updat

	Six months end June 30,
	2014	2013

Cash flows from operating activities:
Net income	$2,836,990	$1,400,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	478,225	216,768
Stock-based compensation	260,508	153,550
Amortization of investment premiums and discounts, net	117,644	141,539
Accretion of net discounts on loans	(3,153,066)	(1,556,104)
Amortization of core deposit intangibles	492,742	180,930
Amortization of deposit premiums	(633,037)	(301,889)
Provision for loan losses	359,844	183,256
Increase in cash surrender value of bank owned life insurance	(64,406)	(26,408)
Bargain purchase gain	(697,526)	(2,860,199)
Loss on sale of premise and equipment	4,431	-
Deferred income taxes	1,020,335	-
Write down of real estate acquired through foreclosure	274,079	38,700
Net gain on sale of real estate acquired through foreclosure	(28,925)	(48,344)
Net decrease (increase) in loans held for sale	5,631,446	(12,344,373)
Net decrease in accrued pension plan	(84,723)	(29,340)
Net (increase) decrease in accrued interest receivable and other assets	(1,404,075)	1,662,108
Net (decrease) increase in accrued expenses and other liabilities	(222,279)	1,315,086
Net cash provided by (used in) operating activities	5,188,207	(11,874,252)

Cash flows from investing activities:
Acquisition, net of cash acquired	24,745,504	27,152,544
Net decrease in time deposits with banks	1,046,718	-
Redemptions and maturities of investment securities available for sale	1,487,391	2,317,825
Proceeds from sale of securities available for sale	-	430,544
Redemption of Federal Home Loan Bank stock	1,343,500	34,800
Net decrease (increase) in loans	12,152,723	(4,688,906)
Proceeds from sale of real estate acquired through foreclosure	497,622	1,103,851
Purchases of premises and equipment	(169,791)	(142,495)
Proceeds from sale of premises and equipment	38,749	1,124,850
Net cash provided by investing activities	41,142,416	27,333,013

Cash flows from financing activities:
Net decrease in deposits	(52,176,674)	(8,338,714)
Repayment of Federal Home Loan Bank advances	-	(170,000)
Proceeds from issuance of common stock	7,000,000	11,027,000
Net cash (used in) provided by financing activities	(45,176,674)	2,518,286

Net increase in cash and cash equivalents	1,153,949	17,977,047
Cash and cash equivalents at beginning of period	23,273,060	19,684,829
Cash and cash equivalents at end of period	$24,427,009	$37,661,876

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$1,246,842	$924,917
Income taxes paid	833,943	319,530

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$973,265	$508,352
Transfer of loans held for sale to loan portfolio	1,101,700	-

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATIONAL

Nature of Business

Bay Bancorp, Inc. is a savings and loan holding company.  Through its subsidiary, Bay Bank, FSB, (the “Bank”), a federal savings bank (an “FSB”), Bay Bancorp, Inc. serves the community with a network of 11 branches strategically located throughout the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, and Harford.  The Bank serves local consumers, small and medium size businesses, professionals and other valued customers by offering a broad suite of financial products and services, including on-line and mobile banking, commercial banking, cash management, mortgage lending and retail banking.  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit. The Bank’s subsidiary, Bay Financial Services, Inc., provides investment advisory and brokerage services.

As used in these notes, the term “the Company” refers to Bay Bancorp, Inc. and its consolidated subsidiaries.

Background

On April 19, 2013, Bay Bancorp, Inc. acquired all the outstanding common stock of Jefferson Bancorp, Inc. (“Jefferson”) in a merger (the “Merger”) that was accounted for as a reverse acquisition and recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  For accounting and financial reporting purposes, Jefferson is deemed to have acquired Bay Bancorp, Inc. in the Merger even though Bay Bancorp, Inc. was the legal successor in the Merger, and the historical financial statements of Jefferson became the Company’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Merger are those of Jefferson, and the historical consolidated financial statements after the Merger include the assets and liabilities of Jefferson and Bay Bancorp, Inc., historical operations of Jefferson and operations of the combined corporation after April l9, 2013.  See Note 3 for further information regarding the Merger.  When discussing periods prior to April 19, 2013, the term “the Company” as used in these notes refers to Jefferson and its consolidated subsidiaries.

Until November 1, 2013, Bay Bancorp, Inc. operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s corporate name was changed to Bay Bancorp, Inc.

In April 2014, Bay announced its exit from the Individual Retirement Account (“IRA”) product line.  At that time, as a result of the announcement, Bay stopped offering IRAs to new customers and resigned as custodian for its existing IRAs.  IRA deposit balances of $24 million or 6% of total deposits were either transferred to new IRA custodians or disbursed to customers by May 23, 2014.  The IRA exit increased second quarter other income $2.4 million, resulting from the recognition of the remaining interest rate mark-to-market adjustment on IRA deposits, that was recorded in connection with the Carrollton Merger.

On May 15, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Financial Services Partners Fund I, LLC (“FSPF”), and several directors and executive officers of the Bank (collectively, the “Investors”).  Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 1,422,764 shares (the “Shares”) of the Company’s common stock, par value $1.00 per share (the “Common Stock”), to the Investors at a purchase price of $4.92 per Share, which was the closing bid price of a share of Common Stock on May 14, 2014 as reported on The NASDAQ Capital Market (the “Transaction”).  The closing of the Transaction occurred on May 15, 2014, and the Company received aggregate gross proceeds of $7,000,000 from the Transaction. The Company contributed these proceeds to the Bank, to bolster its regulatory capital and provide funds for future acquisitions and general working capital purposes.

On May 30, 2014, the Bank acquired certain assets and assumed substantially all deposits and certain other liabilities of Slavie Federal Savings Bank (“Slavie”), which was closed on May 30, 2014 by the Office of the Comptroller of the Currency (the “Slavie Acquisition”).  The former banking offices of Slavie, one in Bel Air, Maryland and one in Overlea, Maryland, are now being operated by the Bank as branch offices.  The Slavie Transaction was completed in accordance with the terms of the Purchase and Assumption Agreement All Deposits, (the “Agreement”) with the Federal Deposit Insurance Corporation (the ”FDIC”).  Based upon a preliminary closing with the FDIC as of May 30, 2014, the Bank acquired total assets of approximately $124.3 million, including approximately $90.6 million in loans.  The Bank also agreed to assume liabilities of approximately $111.0 million made up almost entirely of deposits.  These amounts are estimates and, accordingly, are subject to adjustments based upon final settlement with the FDIC and final determination of estimated fair values for loans, intangibles, and deposits when all necessary information becomes available and management has completed its analysis.  The Bank did not acquire any of Slavie’s other real estate owned.  Additionally, the Bank did not at closing commit to purchase any owned or lease bank premises of Slavie; however, the Bank was granted an option to elect following closing to purchase any or all of the banking premises owned by Slavie, or, in the case of lease banking premises, to assume the lease. The Bank plans to terminate the lease at the former Slavie Bel Air location in October 2014.

The Bank is in negotiations with the FDIC to extend its current lease at the Overlea branch. See Note 3 for further information regarding the Slavie Acquisition.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Bay Bancorp, Inc., the Bank and the Bank’s consolidated subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on Bay’s books on the basis of its equity in the net assets.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with U.S. GAAP for interim period reporting, reflect all adjustments necessary for a fair presentation of the financial positions at June 30, 2014 and December 31, 2013, the results of operations for the three and six months ended June 30, 2014 and 2013, and the statements of cash flows for the six months ended June 30, 2014.  The results of the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014 or any future interim period.  The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2013.

Reclassifications

Certain prior year amounts have been reclassified and restated to conform to current period presentation.  The bargain purchase gain for the second quarter of 2013 was retroactively restated downward for measurement period adjustments of $338,598 and $2,157,102 in the third and fourth quarters of 2013, respectively.  These adjustments decreased previously reported net income and total equity for both the three and six months ended June 30, 2013 by $2,495,700.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses (the “allowance”); the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of intangible assets and other purchase accounting related adjustments; benefit plan obligations and expenses; the valuation of deferred tax assets, real estate acquired through foreclosure, and net assets acquired in the Merger and Slavie Acquisition; and the estimate of expected cash flows for loans acquired with deteriorated credit quality.

Recent Accounting Pronouncements and Developments

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40), clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the guidance requires interim and annual disclosure of  the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amended guidance is not expected to have a significant impact on the Company’s financial statement disclosures.

NOTE 3 – BUSINESS COMBINATIONS

The Company has accounted for the Slavie Acquisition under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” whereby the acquired net assets and assumed liabilities were recorded by the company at their estimated fair values as of their acquisition dates.  Fair value estimates were based on management’s assessment of the best information available as of the acquisition dates. A final determination of estimated fair values of loans, intangibles, and deposits acquired in the Slavie Acquisition will be made when all necessary information becomes available and management has completed its analysis.

In accordance with the framework established by FASB ASC Topic 820, “Fair Value Measurements and Disclosure,” the Company used a fair value hierarchy to prioritize the information used to develop assumptions to calculate estimates in determining fair values.  These fair value hierarchies are discussed in Note 14.

Slavie Acquisition

The following table presents the preliminary allocation of the consideration received to the acquired assets and assumed liabilities in the Slavie Acquisition as of the acquisition date.  The preliminary allocation results in an after tax bargain purchase gain of $422,352.

(in thousands)

Assets acquired:

Cash and Cash Equivalents	$ 30,341,150
Time deposits with banks	1,546,718
Investment securities available for sale, at fair value	197,311
Restricted equity securities, at cost	1,253,600
Loans, net of deferred fees and costs	90,609,501
Accrued interest receivable	347,772
Core deposit intangible	221,928
Total assets acquired	$ 124,517,980

Liabilities assumed:
Deposits	$ 110,960,634
Accrued expenses and other liabilities	3,266
Total liabilities assumed	$ 110,963,900

Net assets acquired:		$ 13,554,080

Adjustments to reflect assets and liabilities at fair value:
Loans	$ (7,260,908)

Total estimated mark-to-market adjustments to reflect net assets acquired at fair value		(7,260,908)

Adjusted net assets acquired		$ 6,293,172

Transaction cash consideration paid		(5,595,646)

Total estimated bargain purchase gain, before tax		697,526
Tax expense		(275,174)
Total estimated bargain purchase gain, after tax		$ 422,352

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of these determinations related to the valuation of acquired loans.

The following is a summary of the loans acquired in the Slavie Acquisition:

	Purchased Credit Impaired Loans	Purchased Non-Impaired Loans	Total Purchased Loans
Contractual principal payments receivable	$56,704,094	$33,905,407	$90,609,501
Fair value adjustment (1)	(5,808,726)	(1,452,182)	(7,260,908)
Fair value of acquired loans	$50,895,368	$32,453,225	$83,348,593

(1) Management has engaged a third party valuation specialist to assist with determining the estimated fair values of loans, intangibles and deposits acquired in the Slavie Acquisition.  After management has obtained and reviewed the valuation report we will disclose the amount of valuation adjustment related to credit and interest rate components for the purchased loans.  The report is expected to be finalized in the third quarter of 2014.

Pro Forma Condensed Combined Financial Information

The following pro forma financial information combines the historical results of the Company and pre-acquisition Slavie. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma results exclude the impact of the bargain purchase gain of $697,526 and Slavie Acquisition related expenses of $121,519. While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the acquisition taken place on the indicated dates.

If the Slavie Acquisition had been completed on January 1, 2014, total revenue, net of interest expense, would have been approximately $10.5 million and $18.5 million, respectively, for the three- and six-month periods ended June 30, 2014. Net income would have been approximately $2.4 million and $2.7 million, respectively, for the same periods. Basic and diluted earnings per share would have been $0.23 for the three months ended June 30, 2014 and $0.28 for the six months ended June 30, 2014.

If the Slavie Acquisition had been completed on January 1, 2013, total revenue, net of interest expense, would have been approximately $11.1 million and $15.1 million, respectively, for the three and six month periods ended June 30, 2013. Net income would have been approximately $0.8 million and $1.5 million, respectively, for the same periods. Basic and diluted earnings per share would have been $0.09 for the three months ended June 30, 2013 and $0.21 for the six months ended June 30, 2013.

The Merger

On April 19, 2013, Bay Bancorp, Inc. completed its previously announced Merger with Jefferson. Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of April 8, 2012 (as amended, the “Merger Agreement”), by and among Jefferson, Bay Bancorp, Inc., and FSPF, Jefferson merged with and into Bay Bancorp, Inc., with Bay Bancorp, Inc. continuing as the surviving corporation.  In addition, Bay Bancorp’s bank subsidiary, Carrollton Bank, merged with and into the Bank, which was then a subsidiary of Jefferson with the Bank continuing as the surviving bank (the “Bank Merger”).  Prior to the Bank Merger, Carrollton Bank had five subsidiaries: Bay Financial Services, Inc. f/k/a Carrollton Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); Mulberry Street, LLC (“MSLLC”); 13 Beaver Run LLC (“BRLLC”); and Mulberry Street A LLC (“MSALLC” and, together with BFS, CCDC, MSLLC and BRLLC, the “Carrollton Subsidiaries”).  Carrollton Bank’s interests in the Carrollton Subsidiaries were transferred to Bay Bank, FSB as a result of the Bank Merger.

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

In connection with the Slavie Acquisition and the Merger, the Company incurred acquisition and merger related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce the Bank to the former Carrollton Bank and Slavie Bank customers, and other costs of completing the transaction.

Merger and Acquisition Related Expenses

A summary of the Slavie Acquisition and Carrollton Merger related expenses included in the consolidated statements of income as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Slavie Acquisition:	2014	2014
Professional Fees	$25,361	$25,361
Data processing	67,681	67,681
Advertising and marketing expenses	6,738	6,738
Net occupancy and equipment costs	5,941	5,941
All other	15,798	15,798
Total acquisition related expenses	$121,519	$121,519

	Three Months Ended June 30,			Six Months Ended June 30,
Carrollton Merger:	2014	2013		2014	2013
Salaries and employee benefits	$-	$59,647	$		$59,647
Professional Fees	7,446	231,823		96,847	397,426
Data processing	-	1,171,616		21,922	1,171,616
Advertising and marketing expenses	-	113,026		-	139,936
Net occupancy and equipment costs	-	33,229		-	40,743
All other	-	31,027		-	45,569
Total merger related expenses	7,446	1,640,368		118,769	1,854,937
Total merger and acquisition related expenses	$128,965	$1,640,368		$240,288	$1,854,937

NOTE 4 – INVESTMENT SECURITIES

At June 30, 2014 and December 31, 2013, the amortized cost and estimated fair value of the Company’s investment securities available for sale portfolio are summarized as follows:

	Amortized	Gross Unrealized		Estimated
	cost	Gains	Losses	Fair Value
June 30, 2014

U.S. government agency	$7,575,077	$178,441	$-	$7,753,518
Residential mortgage-backed securities	22,643,364	398,643	(245,213)	22,796,794
State and municipal	5,197,147	22,593	(1,612)	5,218,128
Total debt securities	35,415,588	599,677	(246,825)	35,768,440
Equity securities	78,752	-	(17,774)	60,978
Totals	$35,494,340	$599,677	$(264,599)	$35,829,418

	Amortized	Gross Unrealized		Estimated
	cost	Gains	Losses	Fair Value
December 31, 2013

U.S. government agency	$7,592,138	$3,694	$(69,917)	$7,525,915
Residential mortgage-backed securities	23,965,230	273,885	(438,112)	23,801,003
State and municipal	5,265,944	-	(76,058)	5,189,886
Total debt securities	36,823,312	277,579	(584,087)	36,516,804
Equity securities	78,752	-	(8,887)	69,865
Totals	$36,902,064	$277,579	$(592,974)	$36,586,669

As of June 30, 2014, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	944,171	(1,593)	7,303,554	(243,620)	8,247,725	(245,213)
State and municipals	770,177	(1,612)	-	-	770,177	(1,612)
Total debt securities	1,714,348	(3,205)	7,303,554	(243,620)	9,017,902	(246,825)
Equity securities	48,878	(17,774)	-	-	48,878	(17,774)
Totals	$1,763,226	$(20,979)	$7,303,554	$(243,620)	$9,066,780	$(264,599)

As of December 31, 2013, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$7,215,837	$(69,917)	$-	$-	$7,215,837	$(69,917)
Residential mortgage-backed securities	15,637,539	(438,112)	-	-	15,637,539	(438,112)
State and municipals	5,189,886	(76,058)	-	-	5,189,886	(76,058)
Total debt securities	28,043,262	(584,087)	-	-	28,043,262	(584,087)
Equity securities	69,865	(8,887)	-	-	69,865	(8,887)
Totals	$28,113,127	$(592,974)	$-	$-	$28,113,127	$(592,974)

Unrealized losses in the Company’s portfolio of debt securities were $246,825 and $584,087 in aggregate at June 30, 2014 and December 31, 2013, respectively, and were related to 14 and 24 securities, respectively.  These unrealized losses were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders’ equity at June 30, 2014 or December 31, 2013.

No investment securities held by the Company as of June 30, 2014 or December 31, 2013 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at June 30, 2014 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2014
	Amortized	Fair
	Cost	Value
Within one year	$492,814	$494,606
Over one to five years	3,064,063	3,082,526
Over five to ten years	9,215,347	9,394,514
Over ten years	-	-
Residential mortgage-backed securities	22,643,364	22,796,794
Totals	$35,415,588	$35,768,440

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

At June 30, 2014, securities with an amortized cost of $19,234,308 (fair value of $19,472,940) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank.  At December 31, 2013, securities with an amortized cost of $19,721,274 (fair value of $19,535,096) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank.

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

	June 30,	December 31,
	2014	2013
Commercial & Industrial	$34,683,991	$34,278,539
Commercial Real Estate	172,108,133	157,450,876
Residential Real Estate	132,078,386	73,323,554
Home Equity Line of Credit	38,624,594	33,257,822
Land	4,020,701	1,716,747
Construction	12,393,639	19,343,013
Consumer & Other	1,137,061	1,309,781
Total Loans	395,046,505	320,680,332
Less: Allowance for Loan Losses	(1,099,646)	(851,000)
Net Loans	$393,946,859	$319,829,332

At June 30, 2014 and December 31, 2013, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $4,439,463 and $3,386,065, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At June 30, 2014 and December 31, 2013, Commercial Real Estate – Investor loans had a total balance of $107,845,746 and $110,352,299, respectively.  At June 30, 2014 and December 31, 2013, Commercial Real Estate – Owner Occupied loans had a total balance of $64,262,387 and $47,098,577, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At June 30, 2014 and December 31, 2013, Residential Real Estate – Investor loans had a total balance of $53,674,603 and $26,670,715, respectively.  At June 30, 2014 and December 31, 2013, Residential Real Estate – Owner Occupied loans had a total balance of $78,403,783 and $46,652,839, respectively.

Home Equity Line of Credit

Home Equity Lines of Credit (“HELOCs”) are a form of revolving credit in which a borrower's primary residence serves as collateral.  Borrowers use HELOCs primarily for education, home improvements, and other significant personal expenditures.  The borrower will be approved for a specific credit limit set at a percentage of the home's appraised value less the balance owed on the existing first mortgage.  Major risks in HELOC lending include the borrower's ability to service the existing first mortgage plus proposed HELOC, the Company's ability to pursue collection in a second lien position upon default, and overall risks in fluctuation in the value of the underlying collateral property.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and six months ended June 30, 2014:

Three Months Ended June 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$170,954	$129,203	$6,918	$135,416	$7,744	$941,715
Charge-offs	-	(89,165)	-	-	-	-	-	(89,165)
Recoveries(1)	-	101,614	3,683	1,000	-	-	120	106,417
Provision	11,964	170,714	(57,719)	11,661	117	3,639	303	140,679
Ending balance	$179,364	$507,243	$116,918	$141,864	$7,035	$139,055	$8,167	$1,099,646

Six Months Ended June 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000
Charge-offs	-	(136,956)	(37,478)	(63,984)	-	-	-	(238,418)
Recoveries(1)	-	101,614	5,542	9,844	-	-	10,220	127,220
Provision	11,964	218,505	68,615	66,801	117	3,639	(9,797)	359,844
Ending balance	$179,364	$507,243	$116,918	$141,864	$7,035	$139,055	$8,167	$1,099,646

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of June 30, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$132,724	$-	$-	$-	$-	$-	$132,724

Ending balance: collectively evaluated for impairment	179,364	374,519	116,918	141,864	7,035	139,055	8,167	966,922
Totals	$179,364	$507,243	$116,918	$141,864	$7,035	$139,055	$8,167	$1,099,646

Loans:
Ending balance: individually evaluated for impairment (2)	$989,502	$2,564,074	$3,456,819	$295,471	$-	$202,866	$-	$7,508,732

Ending balance: collectively evaluated for impairment	32,107,330	135,366,776	98,436,807	33,980,370	312,869	9,766,839	1,137,061	311,108,052

Ending balance: loans acquired with deteriorated credit quality(3)	1,587,159	34,177,283	30,184,760	4,348,753	3,707,832	2,423,934	-	76,429,721
Totals	$34,683,991	$172,108,133	$132,078,386	$38,624,594	$4,020,701	$12,393,639	$1,137,061	$395,046,505

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $1,610,232 that have specific reserves.
(3)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

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

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have specific reserves, as of June 30, 2014 and for the three and six months ended June 30, 2014:

	As of June 30, 2014			For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
		Unpaid		Average	Interest		Average	Interest
	Recorded	Principal	Related	Recorded	Income		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)		Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$989,502	$1,204,142	$-	$1,118,445	$24,174		$1,139,407	$49,132
Commercial Real Estate - Investor	298,554	296,531	-	303,593	589		304,130	1,193
Commercial Real Estate - Owner Occupied	655,288	655,288	-	663,454	-		675,334	-
Residential Real Estate - Investor	839,782	921,492	-	889,289	3,301		895,010	6,661
Residential Real Estate - Owner Occupied	2,617,037	3,236,542	-	2,967,624	36,412		3,016,870	71,296
Home Equity Line of Credit	295,471	338,302	-	317,878	-		318,506	-
Land	-	-	-	-	-		-	-
Construction	202,866	830,526	-	524,158	67,269		524,158	112,865
Consumer & Other	-	19,833	-	10,111	-		10,245	-

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-		-	-
Commercial Real Estate - Investor	1,610,232	2,377,808	132,724	1,999,853	125,510		2,002,139	145,499
Commercial Real Estate - Owner Occupied	-	-	-	-	-		-	-
Residential Real Estate - Investor	-	-	-	-	-		-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-		-	-
Home Equity Line of Credit	-	-	-	-	-		-	-
Land	-	-	-	-	-		-	-
Construction	-	-	-	-	-		-	-
Consumer & Other	-	-	-	-	-		-	-
Total:	7,508,732	9,880,464	132,724	8,794,405	257,255		8,885,799	386,646

Commercial & Industrial	$989,502	$1,204,142	$-	$1,118,445	$24,174		$1,139,407	$49,132
Commercial Real Estate	2,564,074	3,329,627	132,724	2,966,900	126,099	-	2,981,603	146,692
Residential Real Estate	3,456,819	4,158,034	-	3,856,913	39,713		3,911,880	77,957
Home Equity Line of Credit	295,471	338,302	-	317,878	-		318,506	-
Land	-	-	-	-	-		-	-
Construction	202,866	830,526	-	524,158	67,269		524,158	112,865
Consumer & Other	-	19,833	-	10,111	-		10,245	-
	$7,508,732	$9,880,464	$132,724	$8,794,405	$257,255		$8,885,799	$386,646

(1)	Consists primarily of interest income recognized on troubled debt restructurings subsequent to acquisition.

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2013 and for the three and six months ended June 30, 2013:

	As of December 31, 2013			For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$730,881	$875,797	$-	$860,535	$26,284	$877,998	$52,811
Commercial Real Estate - Investor	659,002	1,147,133	-	59,328	629	59,710	1,258
Commercial Real Estate - Owner Occupied	695,960	689,644	-	-	-	-	-
Residential Real Estate - Investor	680,662	770,812	-	367,490	-	374,495	2,982
Residential Real Estate - Owner Occupied	2,864,079	3,698,438	-	680,558	24,532	679,381	54,908
Home Equity Line of Credit	325,866	370,361	-	487,078	4,343	489,921	8,461
Land	-	-	-	-	-	-	-
Construction	104,926	845,451	-	96,598	24,555	92,723	46,508
Consumer & Other	-	20,491	-	-	400	-	792

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	682,603	8,396	681,633	16,570
Home Equity Line of Credit	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-	-
Total:	6,061,376	8,418,127	-	3,234,190	89,139	3,255,861	184,290

Commercial & Industrial	$730,881	$875,797	$-	$860,535	$26,284	$877,998	$52,811
Commercial Real Estate	1,354,962	1,836,777	-	59,328	629	59,710	1,258
Residential Real Estate	3,544,741	4,469,250	-	1,730,651	32,928	1,735,509	74,460
Home Equity Line of Credit	325,866	370,361	-	487,078	4,343	489,921	8,461
Land	-	-	-	-	-	-	-
Construction	104,926	845,451	-	96,598	24,555	92,723	46,508
Consumer & Other	-	20,491	-	-	400	-	792
	$6,061,376	$8,418,127	$-	$3,234,190	$89,139	$3,255,861	$184,290

(1)	Consists primarily of accretion income on loans acquired from Bay National Bank with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

In addition to monitoring the performance status of the loan portfolio, the Company utilizes a risk rating scale (1-8) to evaluate loan asset quality for all loans.  Loans that are rated 1-4 are classified as pass credits.  Loans rated a 5 (Watch) are pass credits, but are loans that have been identified that warrant additional attention and monitoring.  Loans that are risk rated 5 or higher are placed on the Company's monthly watch list.  For the pass rated loans, management believes there is a low risk of loss related to these loans and, as necessary, credit may be strengthened through improved borrower performance and/or additional collateral.  Loans rated a 6 (Special Mention) or higher are considered criticized loans and represent an increased level of credit risk and are placed into these three categories:

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of June 30, 2014:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$32,565,642	$956,294	$1,162,055	$-	$34,683,991
Commercial Real Estate - Investor	92,051,848	5,533,937	10,259,961	-	107,845,746
Commercial Real Estate - Owner Occupied	47,505,282	4,030,923	12,726,182	-	64,262,387
Residential Real Estate - Investor	41,576,349	3,765,800	8,332,454	-	53,674,603
Residential Real Estate - Owner Occupied	74,009,066	78,640	4,316,077	-	78,403,783
Home Equity Line of Credit	37,947,313	-	677,281	-	38,624,594
Land	1,691,032	-	2,329,669	-	4,020,701
Construction	11,010,966	84,742	1,297,931	-	12,393,639
Consumer & Other	1,137,061	-	-	-	1,137,061
Total	$339,494,559	$14,450,336	$41,101,610	$-	$395,046,505

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2014.  Purchased credit impaired loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$-	$-	$-	$-	$32,750,163	$346,668	$33,096,831
Commercial Real Estate - Investor	732,951	-	-	732,951	87,100,349	242,742	88,076,042
Commercial Real Estate - Owner Occupied	-	-	-	-	47,589,289	655,288	48,244,577
Residential Real Estate - Investor	-	56,045	137,306	193,351	39,462,330	2,027,608	41,683,289
Residential Real Estate - Owner Occupied	715,031	680,742	-	1,395,773	56,781,264	2,033,301	60,210,338
Home Equity Line of Credit	15,330	64,155	-	79,485	33,879,763	316,593	34,275,841
Land	-	-	-	-	312,868	-	312,868
Construction	-	-	202,866	202,866	9,766,839	-	9,969,705
Consumer & Other	-	127	-	127	1,136,934	-	1,137,061
Total	$1,463,312	$801,069	$340,172	$2,604,553	$308,779,799	$5,622,200	$317,006,552

Purchased credit impaired loans							78,039,953
Total Loans							$395,046,505

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

The following table presents a breakdown of loans the Company modified during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	1	$85,397	$85,397	1	$160,885	$160,885
Commercial Real Estate - Investor	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	1	683,763	683,763
Home Equity Line of Credit	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	1	$85,397	$85,397	2	$844,648	$844,648

For the six months ended June 30, 2014, there was one loan modified as a TDR.  This restructuring of a C&I loan included an extension of loan maturity date at an interest rate lower than the current rate for new debt with similar risk.  This C&I TDR was an accruing loan at June 30, 2014.

For the six months ended June 30, 2013, the restructuring of the C&I loan included an extension of the loan maturity date an interest rate lower than the current rate for new debt with similar risk. This loan subsequently paid off in November 2013. The modification of the Residential Real Estate-Owner Occupied loan included an extension of loan maturity date and reduced payments per executed forbearance agreement. This loan subsequently transferred to real estate acquired through foreclosure in April 2014 at its carrying value of $495,000.

None of the loans modified as a TDR during the previous twelve months were in default of their modified terms at June 30, 2014.  At June 30, 2014 and December 31, 2013, the Bank had $2,254,636 and $2,582,468, respectively, in loans identified as TDRs of which $501,942 and $948,488, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	June 30, 2014	December 31, 2013
Commercial & Industrial	$1,587,159	$2,232,303
Commercial Real Estate	35,787,515	24,360,372
Residential Real Estate	30,184,760	3,311,585
Home Equity Line of Credit	4,348,753	513,668
Land	3,707,832	1,361,557
Construction	2,423,934	1,343,369
Total Loans	$78,039,953	$33,122,854

The contractual amount outstanding for these loans totaled $89,796,551  and $41,571,473 as of June 30, 2014 and December 31, 2013, respectively.

The following table reflects activity in the accretable yield for these loans for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$1,722,818	$825,478	$1,991,662	$1,049,653
Acquired through Carrolton Merger	-	2,788,895	-	2,788,895
Acquired through Slavie Acquisition	416,317	-	416,317	-
Reclassification from nonaccretable difference	818,080	204,753	1,634,448	379,510
Accretion into interest income	(1,887,779)	(870,158)	(2,969,882)	(1,228,827)
Disposals	-	-	(3,109)	(40,263)
Balance at end of period	$1,069,436	$2,948,968	$1,069,436	$2,948,968

The following table reflects activity in the allowance for these loans for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$-	$-	$-	$213,882
Reclassification to TDR	-	-	-	(213,882)
Charge-offs	-	-	-	(4,000)
Recoveries	-	12,387	(4,040)	16,713
Provision for loan losses	132,724	(12,387)	136,764	(12,713)
Balance at end of period	$132,724	$-	$132,724	$-

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,529,334	$1,376,108	$1,290,120	$1,151,256
Acquired through Merger	-	908,718	-	908,718
New transfers from loans	547,500	-	973,265	508,352
Sales	(433,596)	(772,007)	(468,697)	(1,055,507)
Write-downs	(122,629)	(38,700)	(274,079)	(38,700)
Balance at end of period	$1,520,609	$1,474,119	$1,520,609	$1,474,119

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at June 30, 2014 consist of assets recorded as a result of the Carrollton Merger and Slavie Acquisition with remaining weighted average lives of approximately 3.1 years.  The following table presents the changes in the net book value of core deposit intangible assets for the six months ended June 30, 2014 and 2013:

	2014	2013
Balance at beginning of period	$3,993,679	$173,815
Additions from the Carrollton Merger	-	4,611,362
Additions from the Slavie Acquisition	221,928	-
Amortization expense	(492,742)	(180,930)
Balance, June 30	$3,722,865	$4,604,247

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Gross carrying amount	$5,322,576	$5,100,648
Accumulated amortization	(1,599,711)	(1,106,969)
Net carrying amount	$3,722,865	$3,993,679

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at June 30, 2014:

Periods ending June 30:	Amount
2014	$433,250
2015	770,249
2016	603,676
2017	455,638
2018	395,122
Subsequent years	1,064,930
Total	$3,722,865

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

At the effective time of the Merger, options covering 8,000 shares of Jefferson’s common stock had been exercised and options to purchase 208,000 shares of Jefferson’s common stock were outstanding.  Each option that was outstanding at the effective time of the Merger was assumed by Bay Bancorp, Inc. and, pursuant to the adjustment provisions of the Jefferson Plan, was converted into an option to purchase that number of shares of Bay Bancorp, Inc.’s common stock equal to the product of the shares of Jefferson common stock subject to the option and 2.2217, which was the exchange ratio in the Merger, rounded down to the nearest whole share.  Also pursuant to the adjustment provisions of the Jefferson Plan, the total number of shares authorized under the Plan, less the shares that had been issued upon the exercise of options prior to the Merger, was adjusted to reflect the change in the common stock subject to the Jefferson Plan, from that of Jefferson to that of Bay Bancorp, Inc., and to reflect the exchange ratio in the Merger.  As a result, the adjusted Jefferson Plan authorized a total of 559,868 shares of Bay Bancorp, Inc.’s common stock, with 462,110 shares subject to outstanding assumed options and 97,758 shares remaining for future grant

The following weighted average assumptions were used for options granted during the six months ended June 30, 2014:

2014
Dividend yield	0.0%
Expected life	6.0 years
Expected volatility	33.1%
Risk-free interest rate	2.05%

The dividend yield is based on estimated future dividend yields.  The expected term of share options granted is generally derived from historical experience.  Expected volatilities are generally based on historical volatilities.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following tables summarize changes in the Company's stock options outstanding for the six months ended June 30, 2014:

	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2013	608,905	$5.23	377,255	6.3 years
Granted	110,000	5.12	-
Vested	-	5.11	31,998
Exercised	-	-	-
Cancelled	(7,890)	15.49	(6,000)
Outstanding, June 30, 2014	711,015	$5.10	403,253	6.2 years

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the six months ended June 30, 2014 and 2013, stock-based compensation expense applicable to the Plans was $218,843 and $153,550, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $381,125 at June 30, 2014.  This amount is expected to be recognized over a remaining weighted average period of approximately 2.5 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  A total of 18,045 shares of restricted common stock have been granted through June 30, 2014, with 16,256 shares granted to the eight eligible directors on May 14, 2014 and an additional 1,789 shares granted to a new director on September 25, 2013.  A total of 1,957 non-vested restricted shares were forfeited by a director when he resigned in September 2013.  At June 30, 2014, there were a total of 18,045 non-vested restricted shares outstanding.  Total stock-based compensation expense attributable to the shares of restricted common stock was $26,665 and $41,665 for the three- and six- months end June 30, 2014, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $75,811 at June 30, 2014.

NOTE 10 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) was acquired through the Merger.  The Pension Plan provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit for the six-month period ended June 30, 2014 are as follows:

2014
Service cost	$30,369
Interest cost	221,975
Expected return on plan assets	(299,171)
Amortization of net loss/(gain)	(37,896)
Net periodic pension benefit	$(84,723)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  At this time, the Company has elected not to match employee contributions as defined under this plan.  Therefore, the expense associated with this plan during the six months ended June 30, 2014 and 2013 was $0.

NOTE 11 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Amended returns refund claims for pre-acquisition tax periods	-12.6%	-	-13.0%	-
Reversal of valuation allowance attributable to future built-in losses	-	-	-4.2%	-
Non-taxable bargain purchase gain	-	-7.5%	-	-6.7%
Bank owned life insurance	-0.9%	-0.5%	-0.9%	-0.6%
Other non-taxable income	-0.4%	-0.3%	-0.4%	-0.3%
State income taxes, net of federal income tax benefit	5.8%	2.6%	5.8%	3.0%
Incentive stock options	1.8%	1.3%	1.7%	1.4%
Other nondeductible expenses	0.4%	1.2%	0.4%	1.2%
Effective income tax rate	28.1%	30.8%	23.4%	32.0%

The actual effective tax rate of 28.1% for the three months ended June 30, 2014 includes the impact of a $482,000 reduction in tax expense for the refunds claimed on the filing of amended income tax returns for the former Carrollton Bank.

The actual effective tax rate of 23.4% for the six months ended June 30, 2014 includes the second quarter $482,000 refunds claimed as well as the impact of the $157,000 partial reversal in the first quarter of 2014 of a valuation allowance attributable to estimated future built-in losses that were recorded in 2013.

The actual effective tax rates of 30.8% and 32.0% for the three- and six- months ended June 30, 2013, respectively, included a non-taxable bargain purchase gain of $2.9 million that resulted from the tax-free Merger.

The bargain purchase gain recognized in 2014 is the result of the Slavie Acquisition from the FDIC in a taxable transaction. Therefore, there is no impact from the transaction on the effective tax rate.

The estimated annual effective tax rate excluding the amended return claims and the partial reversal of the valuation allowance for the reporting periods ended June 30, 2014 was 40.4%. The estimated annual effective tax rate excluding the impact of the restated non-taxable bargain purchase gain for the reporting periods ended June 30, 2013 was 41.6%. The estimated annual effective tax rates, excluding the above mentioned discrete items, for the reporting periods ended June 30, 2014 and June 30, 2013 were impacted by the level of permanent differences (relative to total income), including state income taxes, non-taxable income, and nondeductible expenses, resulting in an effective rate higher than the statutory rates for the interim reporting periods.

In conjunction with the Merger, the Company incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code.  As a result, applicable federal and state tax laws place an annual limitation of approximately $351,000 on the amount of certain losses that may be used, including built-in losses that existed at the date of the ownership change.  During 2013, the Company recognized built-in losses of approximately $10.7 million; a tax benefit was not recorded for a portion of these losses due to the application of the Section 382 annual limitation.  During 2014, the Company expects to recognize additional built-in losses of approximately $0.6 million. A tax benefit of approximately $2.7 million for the carryover of excess recognized built-in losses has been recorded for the approximately $6.8 million of recognized built-in losses that the Company expects to utilize in future periods.  These loss carryforwards expire in 2034.  The Company also anticipates additional future recognized built-in losses of approximately $0.2 million.  The Company is exploring various tax planning strategies to further utilize the built-in losses for which a benefit has not been recorded. If the Company were able to increase the realizable built-in losses, the Company may realize a tax benefit in future periods for the built-in losses not previously recognized.

The $157,000 valuation allowance recorded in 2013 for estimated recognized 2014 built-in losses that the Company did not expect to utilize in future periods was reversed during the three months ended March 31, 2014.  This reversal was supported by lower than expected recognized built-in losses in 2014 through the one year anniversary of the Merger.  The Company now expects to utilize all 2014 and future years’ recognized built-in losses.

At June 30, 2014, the Company had state net operating loss carry forwards of approximately $592,000, which expire in 2034. Pre-Merger Bay Bancorp, Inc. also recorded book impairment losses on certain equity securities, which would generate capital losses for tax purposes if the securities were sold at their current assessed fair market value. A valuation allowance has been established against the corresponding deferred tax assets associated with these losses, as the benefit is not more likely than not to be realized.

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Management has determined that the Company is more likely than not to realize existing net deferred tax assets as of June 30, 2014, with the exception of the items noted above.

NOTE 12- NET INCOME PER COMMON SHARE

The calculation of net income per common share for the six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
Basic earnings per share:
Net income	$2,755,255	$1,279,188	$2,836,990	$1,400,468
Weighted average shares outstanding (1)	10,123,162	8,681,119	9,753,511	7,264,412
Basic net income per share	$0.27	$0.15	$0.29	$0.19

Diluted earnings per share:
Net income	$2,755,255	$1,279,188	$2,836,990	$1,400,468
Weighted average shares outstanding (1)	10,123,162	8,681,119	9,753,511	7,264,412
Dilutive potential shares	48,734	8,729	40,880	4,389
Total diluted average shares outstanding	10,171,896	8,689,848	9,794,391	7,268,801
Total diluted net income per share	$0.27	$0.15	$0.29	$0.19

Anti-dilutive shares	289,280	229,434	263,752	229,434

(1)	Pre-Merger Jefferson common shares adjusted for the effect of the conversion to Bay Bancorp, Inc. common shares.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Outstanding loan commitments and lines and letters of credit were as follows:

	June 30, 2014	December 31, 2013

Loan commitments	$6,138,511	$6,224,298
Unused lines of credit	65,442,312	58,479,498
Standby letters of credit	1,858,576	2,254,568

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There were no transfers between Level 1 and Level 2 and no change in valuation techniques used to measure fair value of securities available for sale for the period ended June 30, 2014.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2014
U.S. government agency	$7,753,518	$-	$7,753,518	$-
Residential mortgage-backed securities	22,796,794	-	22,796,794	-
State and municipal	5,218,128	-	5,218,128	-
Equity securities	60,978	60,978	-	-
	$35,829,418	$60,978	$35,768,440	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

December 31, 2013
U.S. government agency	$7,525,915	$-	$7,525,915	$-
Residential mortgage-backed securities	23,801,003	-	23,801,003	-
State and municipal	5,189,886	-	5,189,886	-
Equity securities	69,865	69,865	-	-
	$36,586,669	$69,865	$36,516,804	$-

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis. Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2014 and the year ended December 31, 2013.

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

The tables below present the recorded assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013:

June 30, 2014:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$2,293,632	$-	$-	$2,293,632
Real estate acquired through foreclosure	1,026,797	-	-	1,026,797
	$3,320,429	$-	$-	$3,320,429

December 31, 2013:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$875,357	$-	$-	$875,357
Real estate acquired through foreclosure	960,006	-	-	960,006
	$1,835,363	$-	$-	$1,835,363

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

The following disclosure of estimated fair values of the Company's financial instruments at June 30, 2014 and December 31, 2013 is made in accordance with the requirements of ASC Topic 820:

		June 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value

Financial assets:
Cash and cash equivalents	Level 1	$24,427,009	$24,427,009	$23,273,060	$23,273,060
Time deposits with banks	Level 1	500,000	500,000	-	-
Investment securities available for sale (debt)	Level 2	35,768,440	35,768,440	36,516,804	36,516,804
Investment securities available for sale (equity)	Level 1	60,978	60,978	69,865	69,865
Restricted equity securities	Level 2	919,795	919,795	1,009,695	1,009,695
Loans held for sale	Level 2	6,103,088	6,103,088	12,836,234	12,836,234
Loans, net of allowance	Level 3	393,946,859	400,855,372	319,829,332	327,390,640
Accrued interest receivable	Level 2	1,389,888	1,389,888	1,186,748	1,186,748

Financial liabilities:
Deposits	Level 3	419,144,394	419,649,184	360,993,471	361,208,309
Accrued interest payable	Level 2	35,065	35,065	38,642	38,642

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, federal funds sold and overnight investments.  The carrying amount approximated the fair value.

Time deposits with banks. The carrying amount of time deposits with banks approximates fair value.

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

NOTE 15 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At June 30, 2014 and December 31, 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of June 30, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$60,205	15.99%	$30,122	8.00%	$37,653	10.00%

Tier I Risk-Based Capital Ratio	$59,105	15.70%	$15,061	4.00%	$22,592	6.00%

Leverage Ratio	$59,105	12.27%	$19,263	4.00%	$24,079	5.00%

As of December 31, 2013:

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included June 30, 2014 and December 31, 2013.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At June 30, 2014, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 16- SUBSEQUENT EVENTS

On July 29, 2014, the Board of Directors of Bay Bancorp, Inc. granted 212,000 shares of the Company’s common stock to certain directors and officers and options to purchase 77,000 shares of its common stock to certain officers and a consultant.  These grants vested immediately and rewarded the recipients for their prior service to the Company.  The Company estimates that stock-based compensation expense of $1.1 million will be recognized in the third quarter of 2014.

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

•	our inability to successfully integrate assets, liabilities and operations of institutions that we acquire.

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

On May 30, 2014, Bay Bank, FSB (the“Bank”) entered into an agreement with Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assumed substantially all deposits and certain other liabilities (the “Slavie Acquisition”), of Slavie Federal Savings Bank (“Slavie”), which was closed on that date by the Office of the Comptroller of the Currency (“OCC”).   The OCC appointed the FDIC as the Receiver of the failed institution.  The Slavie Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, (the “Agreement”) with the FDIC, which does not include a loss share arrangement.  The acquired net assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date. Management believes that the acquisition was a great opportunity to add earning assets at a discount along with a long-tenured deposit base.

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

Prior to the Merger, the Company had one bank subsidiary, Carrollton Bank, and Jefferson had one bank subsidiary, the Bank.  The Bank commenced operations on July 9, 2010.  As part of the Merger, Carrollton Bank merged with and into the Bank, with the Bank as the surviving bank subsidiary of the Company.  The Bank is a federal savings bank (“FSB”) that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its automated teller machines.  Deposits in the Bank are insured by the FDIC.  The Bank has six subsidiaries: Bay Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); Flagship Acquisition Trust;  and three limited liability company subsidiaries.

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

Our mortgage division is in the business of originating residential mortgage loans and then selling them to investors. The division also originates adjustable rate residential mortgage loans for the Banks portfolio.  The mortgage banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market.  Mortgage banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.  Loans originated by the mortgage division are generally sold into the secondary market but may be considered for retention by us as part of our balance sheet strategy.

BFS provides brokerage services and a variety of financial planning and investment options to customers.  Until termination of the agreement on December 31, 2013, these services were provided in partnership with INVEST Financial Corp. (“INVEST”) pursuant to a service agreement and BFS recognized commission income as these services were provided.  BFS is pleased to have begun a partnership with Founders Financial Securities, LLC beginning in May of 2014 to provide our customers with customized financial management and investment services solutions.   Founders Financial Securities, LLC offers a full suite of planning services some of which include: wealth management; education planning; tax reduction strategies; investment management; retirement planning & 401K; comprehensive financial planning; tax-deferred annuities; life insurance; and long term care insurance. BFS will recognize commission income as these services are provided.

Flagship Acquisition Trust holds other real estate owned that is acquired by the Bank in foreclosure or by deed in lieu of foreclosure. The Bank’s three limited liability company subsidiaries manage and dispose of real estate acquired through foreclosure.

CCDC promotes, develops, and improves the housing and economic conditions of people in Maryland.  We coordinate its efforts to identify opportunities with a local non-profit ministry whose mission and vision is to eliminate poverty housing in the region by building decent houses for affordable homeownership throughout the Baltimore metropolitan region. CCDC generates revenue through the origination and holding of loans for the purchase of these homes.

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

OVERVIEW

In the Slavie Acquisition, the Bank acquired total assets of $124.5 million, including $83.3 million in loans after estimated $7.3 million fair value mark-to-market adjustments and a $222,000 estimated core deposit intangible. The Bank also agreed to assume liabilities of $111.0 million. The Bank did not acquire any of Slavie’s other real estate owned. The acquired net assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date, resulting in a preliminary pre-tax bargain gain of

$697,000. Bay anticipates additional expenses in the second half of 2014 related to the Slavie system conversion and other acquisition related costs.

During the second quarter of 2014, Bay Bancorp, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Financial Services Partners Fund I, LLC (“FSPF”), and several directors and executive officers of the Bank (collectively, the “Investors”).  Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 1,422,764 shares (the “Shares”) of the Company’s common stock, par value $1.00 per share (the Common Stock”), to the Investors at a purchase price of $4.92 per share, which was the closing bid price of a share of Common Stock on May 14, 2014 as reported on the NASDAQ Capital Market (the Transaction”).  The closing of the Transaction occurred on May 15, 2014, and the Company received aggregate gross proceeds of $7.0 million from the Transaction.  The Company contributed these proceeds to the Bank, to bolster its regulatory capital and provide funds to consummate the Slavie Acquisition.

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

In April 2014, the Bank closed three retail branch locations in an effort to reduce future operating expenses.  The Millersville, Ridgeview and Salisbury branches, with a combined $26.9 million of deposits, were consolidated into the Bank’s Glen Burnie branch.  As of June 30, 2014, the Bank had retained $20.3 million of these deposits.

Also in April 2014, the Bank announced its exit from the Individual Retirement Account (“IRA”) product line.  At that time, as a result of the announcement, the Bank stopped offering IRAs to new customers and resigned as custodian for its existing IRAs.  IRA deposit balances of $24 million, or 6% of total deposits were either transferred to new IRA custodians or disbursed to customers by May 23, 2014.  The IRA exit increased other income for the second quarter of 2014 by $2.4 million, as a result of the recognition of the remaining interest rate mark-to-market adjustment on IRA deposits that was recorded in connection with the Merger.

We reported net income of $2.8 million for both the three- and six- months ended June 30, 2014, compared to net income of $1.3 million and $1.4 million, respectively, for the three- and six- months ended June 30, 2013. With the changes in net income primarily the result of bargain purchase gains attributable to the Merger and the Slavie Acquisition, changes are less comparable to prior periods.

The net interest margin for the second quarter of 2014 increased to 5.56% compared to 4.91% for same period of 2013.  However, during the first six months of 2014, net interest income increased due to two favorable resolutions on PCI loans as well as the growth in average interest-earning assets added by the Merger and the Slavie Acquisition more than offset a decline in the average rates earned on interest-earning assets. The decline in the net interest margin when compared to the prior year period was due largely to the loans acquired in the Merger having yields lower than the pre-Merger Bank loan portfolio.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of annualized net income divided by average total assets, measures how effectively we utilize our assets to produce income.   Our return on average assets for the three and six months ended June 30, 2014 was 2.47% and 1.32%, respectively, as compared to 1.29% and 1.05%, respectively, for the same periods of 2013.  Return on average equity, the quotient of annualized net income divided by average equity, measures how effectively we invest our capital to produce income.  Return on average equity for the three and six months ended June 30, 2014 was 18.35% and 9.89%, respectively, as compared to 10.82% and 6.68%, respectively, for the same periods of 2013.

Liquidity remained strong due to the significant amount of cash and equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Nonperforming assets, which consists of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $18.5 million at June 30, 2014 from $9.6 million at December 31, 2013.  This increase was due primarily to the Slavie Acquisition and the resulting increases in accruing purchased credit impaired (“PCI”) loans that were past due 90+ days and nonaccrual PCI loans.  Nonperforming assets represented 3.76% of total assets at June 30, 2014 compared to 2.29% at December 31, 2013. The ratio of net charge-offs (annualized) to average total loans was -0.02% for the second quarter of 2014 and 0.06% for the second quarter of 2013.

At June 30, 2014, the Bank remained above all “well-capitalized” regulatory requirement levels.

Balance sheet growth in the second quarter was primarily driven by the Slavie Acquisition.  Our total assets were $487.5 million at June 30, 2014, an increase of $68.4 million, or 16.32%, when compared to December 31, 2013.  The increase was primarily due to increases in loans of $74.4 million, or 23.19%, offset against decreases in interest-bearing deposits with banks and in federal funds by $1.3 million, loans held for sale of $6.7 million and investment securities of $0.8 million.  Total deposits were $419.1 million at June 30, 2014, an increase of $58.2 million, or 16.11%, when compared to December 31, 2013. Stockholders’ equity was $65.0 million at June 30, 2014, an increase of $10.5 million, or 19.23% when compared to December 31, 2013.

Noninterest income for the three months ended June 30, 2014 was $4.4 million compared to $4.9 million for the same period in 2013, representing a decrease of $0.5 million.  The decrease in noninterest income was the result of the Merger.  The primary Merger-related drivers of noninterest income for the three months ended June 30, 2014 included two new business units acquired in the Merger (mortgage banking fees and gains of $0.2 million and electronic banking fees of $0.7 million).

Noninterest income for the six months ended June 30, 2014 was $5.7 million compared to $5.0 million for the same period in 2013, representing an increase of $0.7 million.  This increase was the result of the above-mentioned recognition of $2.4 million remaining interest rate mark-to-market adjustment on IRA deposits and the $0.7 million bargain purchase gain compared to the $2.9 million bargain purchase gain associated with the Merger that was recognized during the first half of 2013.  Electronic banking fees increased by $0.7 million during the first half of 2014, as the Merger added this business unit to the Bank.  Mortgage banking fees for the first six months ended June 30, 2014 declined by $0.5 million when compared to the same period of 2013, while deposit service charges increased by $0.1 million.

Noninterest expense for the three months ended June 30, 2014 was $6.3 million compared to $7.5 million for the same period in 2013, representing a decrease of $1.2 million.  The primary contributors to the decrease in noninterest expense for the three months ended June 30, 2014 were decreases in Merger-related expenses of $1.5 million and data processing and item processing services of $0.1 million.  This overall reduction was accomplished even as the Slavie Acquisition added an additional $0.20 million in salaries and benefits and $0.10 million in other noninterest expenses in June 2014.

Noninterest expense for the six months ended June 30, 2014 was $12.6 million compared to $9.4 million for the same period in 2013, representing an increase of $3.2 million.   The increase relates to the inclusion during the first half of 2014 of full six-months of ongoing expenses related to the Merger and $0.3 million of expenses from the Slavie Acquisition.  Categories impacted by these full six-months of expenses were increases in salaries and employee benefits of $2.3 million, occupancy, furniture and equipment expenses of $1.1 million, foreclosed property expenses of $0.2 million, legal, accounting and other professional fees of $0.1 million and core deposit intangible amortization of $0.3 million.  This was offset by a $1.6 million decline in Merger-related expenses.

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

RESULTS OF OPERATIONS

Net Interest Income

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$36,312,239	$18,660	0.21%	$36,584,914	$25,800	0.29%
Investment securities available for sale	36,926,555	238,980	2.62%	24,180,418	113,836	1.89%
Restricted equity securities	716,161	6,124	3.43%	746,491	4,492	2.41%
Total cash and investments	73,954,955	263,764	1.43%	61,511,823	144,128	0.94%

Loans held for sale	4,290,289	46,208	4.31%	28,002,801	241,153	-
Loans, net
Commercial & Industrial	41,501,240	577,421	5.58%	41,244,306	707,587	6.88%
Commercial Real Estate	157,965,096	2,864,126	7.27%	141,441,514	2,246,699	6.37%
Residential Real Estate	90,346,295	1,484,073	6.57%	100,826,534	1,580,510	6.27%
HELOC	34,105,116	521,395	6.12%	-	-	-
Construction	13,049,442	269,068	8.27%	-	-	-
Land	1,695,389	40,662	9.62%	-	-	-
Consumer & Other	1,053,709	23,086	8.79%	2,058,156	26,935	5.25%
Total loans, net (1)	339,716,287	5,779,831	6.82%	285,570,510	4,561,731	6.41%
Total earning assets	417,961,531	$6,089,803	5.84%	375,085,134	$4,947,012	5.29%
Cash	3,645,888			5,423,119
Allowance for loan losses	(1,071,188)			(941,349)
Market valuation	190,909			537,637
Other assets	27,588,262			19,152,919
Total non-earning assets	30,353,871			24,172,326
Total Assets	$448,315,402			$399,257,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$77,921,913	$23,327	0.12%	$55,444,150	$21,497	0.16%
Money market	81,423,376	73,123	0.36%	67,727,837	72,509	0.43%
Certificates of deposit	126,748,585	204,719	0.65%	138,505,197	262,040	0.76%
Total interest-bearing deposits	286,093,874	301,169	0.42%	261,677,184	356,046	0.59%
Borrowed funds:
Federal funds purchased	-	-	-	-	-	-
FHLB advances	-	-	-	112,088	1,553	-
Total borrowed funds	-	-		112,088	1,553
Total interest-bearing funds	286,093,874	301,169	0.42%	261,789,272	357,599	0.55%
Noninterest-bearing deposits	98,908,254	-		85,621,339	-
Total cost of funds	385,002,128	$301,169	0.31%	347,410,611	$357,599	0.41%
Other liabilities and accrued expenses	3,074,606			4,418,538
Total Liabilities	388,076,734			351,829,149
Stockholders' Equity	60,238,668			47,428,311
Total Liabilities and Stockholders' Equity	$448,315,402			$399,257,460
Net interest income and spread (2)		$5,788,634	5.42%		$4,589,413	4.74%
Net interest margin (3)			5.56%			4.91%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$31,231,742	$32,028	0.21%	$27,447,286	$37,796	0.28%
Investment securities available for sale	36,840,255	479,818	2.63%	16,431,046	161,133	1.98%
Restricted equity securities	690,222	12,634	3.64%	470,246	6,086	2.61%
Total cash and investments	68,762,219	524,480	1.54%	44,348,578	205,015	0.94%

Loans held for sale	6,265,823	132,009	4.21%	14,078,756	241,153	3.43%
Loans, net
Commercial & Industrial	37,123,431	1,152,787	6.26%	28,990,372	1,010,424	7.03%
Commercial Real Estate	157,796,676	5,467,329	6.99%	95,392,868	3,172,723	6.71%
Residential Real Estate	81,935,915	2,564,052	6.26%	68,745,880	2,510,845	7.30%
HELOC	33,278,865	1,021,562	6.14%	-	-
Construction	15,421,327	575,987	7.53%	-	-
Land	1,694,597	90,679	10.79%	-	-
Consumer & Other	1,283,346	47,821	7.51%	1,505,092	37,532	5.03%
Total loans, net (1)	328,534,157	10,920,217	6.70%	194,634,212	6,731,524	6.97%
Total earning assets	403,562,199	$11,576,707	5.78%	253,061,546	$7,177,692	5.72%
Cash	3,946,900			3,527,588
Allowance for loan losses	(959,936)			(799,115)
Market valuation	94,755			474,683
Other assets	26,461,151			13,842,658
Total non-earning assets	29,542,870			17,045,814
Total Assets	$433,105,069			$270,107,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$72,628,620	$42,770	0.12%	$31,053,010	$25,126	0.16%
Money market	82,683,730	145,857	0.36%	45,135,657	87,061	0.39%
Time deposits	123,354,473	421,601	0.69%	95,278,652	389,417	0.82%
Total interest-bearing deposits	278,666,823	610,228	0.44%	171,467,319	501,604	0.59%
Borrowed funds:
Federal funds purchased	-	-	0.00%	27,624	139	1.01%
FHLB advances	-	-	0.00%	56,354	1,553	5.56%
Total borrowed funds	-	-	0.00%	83,978	1,692	4.06%
Total interest-bearing funds	278,666,823	610,228	0.44%	171,551,297	503,296	0.59%
Noninterest-bearing deposits	93,868,296	-		53,540,349	-
Total cost of funds	372,535,119	$610,228	0.33%	225,091,646	$503,296	0.45%
Other liabilities and accrued expenses	2,708,267			2,733,585
Total Liabilities	375,243,386			227,825,231
Stockholders' Equity	57,861,683			42,282,129
Total Liabilities and Stockholders' Equity	$433,105,069			$270,107,360
Net interest income and spread (2)		$10,966,479	5.34%		$6,674,396	5.13%
Net interest margin (3)			5.48%			5.32%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income increased by $1.2 million, or 26.1%, and $4.3 million, or 64.3%, for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013 due to the Merger occurring in April 2013, and the Company having a full three- and six- months periods as of June 30, 2014 to record additional net interest income on the higher average balance of earning assets. The increase was supported by a $150 million growth in average interest-earning assets added by the Merger and the Slavie Acquisition, a 12 basis point reduction in the average cost of funds, and a 6 basis point increase in the average rates earned on interest-earning assets. Net interest margin, which represents the annualized percentage of net interest income as compared to average interest-earning assets, increased to 5.56% and 5.48 % for the three and six months ended June 30, 2014, respectively, as compared to 4.91% and 5.32%, respectively, for the same periods in 2013.  The increases in the net interest margin when compared to the prior year periods were due primarily to the Bank’s exit of its IRA business and the resulting decrease in the cost of funds.

Total interest income increased by $1.1 million, or 23.1%, and $4.4 million, or 61.3%, for the three- and six- months ended June 30, 2014, respectively, when compared to the same periods in 2013. Interest income on loans increased by $1.2 million, or 26.7%, for the three months ended June 30, 2014 and by $4.2 million, 62.2%, for the six months ended June 30, 2014 when compared to same periods of 2013.  Interest income on loans held for sale, investment securities and interest-bearing deposits in banks and federal funds sold decreased by an aggregate of $0.1 million and increased by the aggregate of $0.2 million for the three and six months ended June 30, 2014, respectively, when compared to same periods of 2013.  The increases in interest income for the 2014 periods were due primarily to the Company having full three- and six-months periods as of June 30, 2014 to record additional net interest income on the higher average balance of earning assets. Also contributing to interest income was accretion of net discounts on loans of $1.8 million and $3.2 million during the three- and six-month periods of 2014, respectively, compared to $1.4 million and $1.6 million, respectively, during the same periods of 2013.  Due primarily to the Merger and the Slavie Acquisition, average interest-earning assets increased by $42.9 million and $150.5 million, respectively, while average interest-bearing liabilities increased $24.3 and $107.1 million during the three and six months ended June 30, 2014, respectively, when compared to same periods of 2013.

Total interest expense decreased by $0.1 million, or 15.8%, and increased by $0.1 million or 21.2% for the three and six months ended June 30, 2014, respectively, when compared to same periods of 2013. The changes in interest expense were due to the discontinuing of the Bank’s high interest IRA’s in the second quarter of 2014 which was partially offset by the higher average balance of interest-bearing deposits gained from the Slavie acquisition.  The total cost of interest-bearing liabilities decreased to 0.44% for the six months ended June 30, 2014, as compared to 0.59% for same period of 2013.  Average noninterest-bearing deposits increased by $13.3 million and $40.3 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, again, primarily due to the Merger and the Slavie acquisition.

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

We recorded a provision for loan losses of $140,679 and $359,844 for the three and six months ended June 30, 2014, respectively, compared to $153,875 and $183,256, respectively, for the same periods in 2013.  The changes in the provision for the three and six months ended June 30, 2014 when compared to same period of 2013 were due primarily to current period charge-offs and specific reserves established for certain loans acquired from the Merger.  The loans acquired from the Merger were recorded at fair value at the acquisition date and there has been subsequent credit degradation of some of these loans as of June 30, 2014.  The loans acquired from the Slavie Acquisition were recorded at their estimated fair value at the acquisition date, May 30, 2014, and there was not material change in their credit quality as of June 30, 2014.   Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual runoff of the discount on the acquired loan portfolio and to increases in new loan originations.

Noninterest Income

 The following tables reflect the amounts and changes in noninterest income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		2014 vs 2013
	2014	2013	$ Change	% Change

Electronic banking fees (1)	$676,353	$651,177	$25,176	4%
Mortgage-banking fees and gains (1)	195,388	1,026,815	(831,427)	-81%
Net gain on sale of real estate acquired through foreclosure	27,096	48,344	(21,248)	-44%
Brokerage commissions (1)	-	117,492	(117,492)	-100%
Service charges on deposit accounts	111,432	73,437	37,995	52%
Bargain purchase gain	697,526	2,860,199	(2,162,673)	-76%
Other income	2,730,265	183,261	2,547,004	1390%
Total Noninterest Income	$4,438,060	$4,960,725	$(522,665)	-11%

	Six Months Ended June 30,		2014 vs 2013
	2014	2013	$ Change	% Change

Electronic banking fees (1)	$1,316,347	$651,177	$665,170	102%
Mortgage banking fees and gains (1)	508,063	1,026,815	(518,752)	-51%
Net gain on sale of real estate acquired through foreclosure	28,925	48,344	(19,419)	-40%
Brokerage commissions (1)	-	117,492	(117,492)	-100%
Service charges on deposit accounts	203,945	91,214	112,731	124%
Bargain purchase gain	697,526	2,860,199	(2,162,673)	-76%
Other income	2,936,626	213,107	2,723,519	1278%
Total Noninterest Income	$5,691,432	$5,008,348	$683,084	14%

We recorded noninterest income of $4.4 million and $5.7 million for the three- and six- months ended June 31, 2014, a decrease of $0.5 million and an increase of $0.7 million, respectively, when compared to the same periods in 2013.  As shown in the table above, respectively, a substantial portion of this change for the three months is attributable to the decrease in the bargain purchase gain of $2.2 million as well as decreases in mortgage-banking fees of $0.8 million, and brokerage commissions of $0.1 million offset by increases in other income of $2.5 which pertains primarily to the recognition of the reversal of the remaining interest rate mark-to-market adjustment on IRA deposits upon exiting the IRA product line. The increase for the six months was due to an increase in other income of $2.7 million which includes the IRA interest rate mark-to-market adjustment and an increase in electronic banking fees of $0.7 million offset by decreases in mortgage banking fees of $0.5 million and the bargain purchase gain of $2.2 million.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		2014 vs 2013
	2014	2013	$ Change	% Change

Salary and employee benefits	$3,159,029	$3,220,853	$(61,824)	-2%
Occupancy expenses	784,831	647,725	137,106	21%
Furniture and equipment expenses	282,825	232,005	50,820	22%
Legal, accounting and other professional fees	338,105	408,579	(70,474)	-17%
Data processing and items processing services	217,187	327,827	(110,640)	-34%
FDIC insurance costs	134,977	87,150	47,827	55%
Advertising and marketing related expenses	145,560	80,311	65,249	81%
Foreclosed property expenses	191,029	127,074	63,955	50%
Loan collection costs	105,724	149,812	(44,088)	-29%
Core deposit intangible amortization	218,447	162,824	55,623	34%
Merger and acquisition related expenses	128,965	1,640,368	(1,511,403)	-92%
Other expenses	549,023	462,976	86,047	19%
Total Noninterest Expenses	$6,255,702	$7,547,504	$(1,291,802)	-17%

The following table reflects the amounts and changes in noninterest expense for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		2014 vs 2013
	2014	2013	$ Change	% Change

Salary and employee benefits	$6,524,461	$4,183,777	$2,340,684	56%
Occupancy expenses	1,534,110	741,604	792,506	107%
Furniture and equipment expenses	594,954	286,847	308,107	107%
Legal, accounting and other professional fees	732,225	617,081	115,144	19%
Data processing and item processing services	492,337	438,615	53,722	12%
FDIC insurance costs	202,686	112,326	90,360	80%
Advertising and marketing related expenses	184,965	141,977	42,988	30%
Foreclosed property expenses	390,392	168,914	221,478	131%
Loan collection costs	152,903	160,232	(7,329)	-5%
Core deposit intangible amortization	492,742	180,930	311,812	172%
Merger and acquisition related expenses	240,288	1,854,937	(1,614,649)	-87%
Other expenses	1,053,312	553,690	499,622	90%
Total Noninterest Expenses	$12,595,375	$9,440,930	$3,154,445	33%

We recorded noninterest expenses of $6.3 and $12.6 million for the three and six months ended June 30, 2014, respectively, representing a decrease of $1.3 million and an increase of $3.2 million, respectively, when compared to the same periods in 2013.  Excluding Merger and acquisition related expenses, noninterest expenses increased by $0.2 million and $4.8 million, respectively, when compared to same periods of 2013.  These net increases were primarily a result of the Merger occurring in April 2013, and the Company having full three- months and six-months periods of operation as of June 30, 2014.

In April 2014, the Bank closed three retail branch locations in an effort to reduce future operating expenses.  The Millersville, Ridgeview and Salisbury branches, with a combined $26.9 million of deposits, were consolidated into the Bank’s Glen Burnie branch.  As of June 30, 2014, the Bank had retained $20.3 million of these deposits.  Savings are expected to be realized starting in the second half of 2014.

On July 29, 2014, the Board of Directors of Bay Bancorp, Inc. granted 212,000 common stock to certain directors and officers and granted options to purchase 77,000 shares of Bay’s common stock to certain officers and a consultant.  These grants vested immediately. Bay estimates that it will recognize an expense of $1.1 million in the third quarter of 2014, which will off-set a portion of the one-time benefits recorded in the second quarter of 2014.  Further details can be found in the Company’s Form 8-K filed on July 29, 2014.

Income Taxes

The actual effective tax rate of 28.1% for the three months ended June 30 2014 includes the impact of a $482,000 reduction in tax expense for the refunds claimed on the filing of amended 2012 and 2011 federal and state income tax returns related to loss recognition on partially or wholly worthless securities for the former Carrollton Bank.

The actual effective tax rate of 23.4% for the six months ended June 30, 2014  includes the second quarter $482,000 refunds claimed as well as the impact of the $157,000 partial reversal in the first quarter of 2014 of a valuation allowance attributable to estimated future built-in losses that was recorded in 2013.

The actual effective tax rates of 30.8% and 32.0% for the three and six months ended June 30, 2013, respectively, included a non-taxable bargain purchase gain of $2.9 million that resulted from the tax-free Merger.

The bargain purchase gain recognized in 2014 was the result of the acquisition of certain assets and the assumption of certain liabilities of the former Slavie from the FDIC in a taxable transaction.  Therefore, there is no impact from the transaction on the effective tax rate.

The estimated annual effective tax rate excluding the amended return claims and the partial reversal of the valuation allowance for the reporting periods ended June 30, 2014 was 40.4%.  The estimated annual effective tax rate excluding the impact of the restated non-taxable bargain purchase gain for the reporting periods ended June 30, 2013 was 41.6%.  The estimated annual effective tax rates, excluding the above mentioned discrete items, for the reporting periods ended June 30, 2014 and June 30, 2013 were impacted by the level of permanent differences (relative to total income), including state income taxes, non-taxable income, and non-deductible expenses, resulting in an effective rate higher than the statutory rates for the interim reporting periods.

FINANCIAL CONDITION

Our total assets were $487.5 million at June 30, 2014, an increase of $68.4 million, or 16.32%, when compared to the $419.1 million recorded at December 31, 2013.  The increase was due to net increases in loans of $74.4 million, or 23%. The Bank acquired net loans of $83.3 million in the Slavie Acquisition, which was offset by a net loan decline of $12 million, a $7 million decrease in mortgage loans held for sale and a $10 million increase in stockholders’ equity.

Total deposits were $419.1 million at June 30, 2014, an increase of $58.2 million, or 16.11%, when compared to the $361 million recorded at December 31, 2013.  The increase was primarily driven from $111.0 million deposits assumed in the Slavie Acquisition, offset by the $24.0 million decrease from the exit of the IRA product line, a net $6.7 million decrease resulting from the three closed Bank branch locations, and an estimated $6.0 million seasonal customer deposit decline.  The deposits acquired in the Slavie Acquisition declined by $22.2 million, and were not immediately replaced, as part of the Bank’s strategy to reposition the deposit composition in connection with the FDIC receivership.  Organic net deposit growth of $6 million completed the activity over the first and second quarters of 2014.

Stockholders’ equity was $65.0 million at June 30, 2014, an increase of $10.5 million, or 19.23%, when compared to December 31, 2013.  The increase resulted from the $7.0 million received in the Capital Transaction and the retention of corporate earnings.

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

Investment securities decreased $0.8 million, or 2.1%, to $35.8 million at June 30, 2014, from $36.6 million at December 31, 2013.  This decrease was the result of net principal pay downs, discount accretion and premium amortization totaling $1.6 million with an offsetting increase in market value of $0.6 million and acquisitions of $0.2 million.

Restricted Equity Securities

Restricted equity securities decreased $89,900, or 8.9%, to $919,795 at June 30, 2014, from $1.0 million at December 31, 2013.  This decrease was the result of a net redemption of FHLB stock.

Loans Held for Sale

Loans held for sale were $6.1 million at June 30, 2014 compared to $12.8 million at December 31, 2013.  The decrease in loans held for sale was due to loan sales outpacing new originations during the first six months of 2014.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

Loans, net of deferred fees and costs, increased by $74.3 million from $320.7 million at December 31, 2013 to $395.0 million at June 30, 2014, primarily due to the Slavie Acquisition.

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

At June 30, 2014, we had 316 impaired loans totaling $83.9 million (including PCI loans of $78.0 million).  Of this amount, 50 impaired loans totaling $4.2 million were classified as nonaccrual loans.  At June 30, 2014, troubled debt restructurings, or TDRs, included in impaired loans totaled $2.3 million, eight loans of which were included in nonaccrual loans having a total balance of $0.5 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At June 30, 2014, the specific reserve for impaired loans was $132,724, which was related to one PCI loan.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30, 2014	December 31, 2013

Nonaccrual loans excluding PCI loans	$5,622,200	$3,809,000
Nonaccrual PCI loans	41,800	179,114
TDR loans excluding those in nonaccrual loans or past due 90+ days	1,549,828	1,633,980
Accruing loans past due 90+ days excluding PCI loans	340,172	-
Accruing PCI loans past due 90+ days	9,383,317	2,692,572

Total nonperforming loans	16,937,317	8,314,666

Real estate acquired through foreclosure	1,520,609	1,290,120

Total nonperforming assets	$18,457,926	$9,604,786

The level of nonperforming assets has increased primarily as a result of the Merger and the Slavie Acquisition.  Nonperforming assets continue to have a negative impact on earnings as the economy is showing only some improvement.  Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.  The continued success in reducing nonperforming assets will ultimately be dependent on continued management diligence and improvement in the economy and the real estate market.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of June 30, 2014, these loans totaled $30.7 million and consisted primarily of Commercial Real Estate loans and Residential Real Estate loans which had balances of $18.8 million and $10.1 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

Allowance for Loan Losses and Credit Risk Management

The Slavie loan portfolio acquired by the Bank on May 30, 2014 was subject to a preliminary internal fair value analysis by management. Based on the Bank’s estimate of the fair values of the acquired Slavie loans and overall assessment of the condition of the acquired loans since acquisition, an updated specific reserve or general reserve analysis was not deemed necessary on this acquired portfolio at June 30, 2014. As such, the methodology and results of the allowance analysis described herein relates solely to the pre-acquisition Bay Bank loan balances as of June 30, 2014

The allowance for loan losses is established to estimate losses that may occur on loans by recording a provision for loan losses that is charged to earnings in the current period.  The allowance is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historic experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Measured impairment and credit losses are charged against the allowance when management believes the loan or a portion of the loan’s balance is not collectable.  Subsequent recoveries, if any, are credited to the allowance.

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

The allowance was $1,099,646 at June 30, 2014, compared to $851,000 at December 31, 2013.  The allowance as a percentage of total portfolio loans was 0.28% at June 30, 2014 and 0.27% at December 31, 2013.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was a net unamortized discount of $1.0 million and $1.2 million at June 30, 2014 and December 31, 2013, respectively, which represented 3.7% and 4.2%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was a net unamortized discount of $1.5 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively, which represented 1.1% and 1.1%, respectively, of the related loan balance, respectively.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three- and six- months ended June 30, 2014, we recorded net recoveries of $17,252 and net charge-offs of $111,198, respectively, compared to net charge-offs of $58,164 and $100,761, respectively, during the same periods of 2013.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of year	$941,715	$642,726	$851,000	$655,942
Chargeoffs:
Commercial & Industrial	-	-	-	-
Commercial Real Estate	(89,165)	-	(136,956)
Residential Real Estate	-	(96,500)	(37,478)	(143,423)
Home Equity Line of Credit	-	-	(63,984)	-
Land	-	-	-	-
Construction	-	-	-	-
Consumer & Other		-
Total charge-offs	(89,165)	(96,500)	(238,418)	(143,423)

Recoveries:
Commercial & Industrial	-	-	-	-
Commercial Real Estate	101,614	-	101,614	-
Residential Real Estate	3,683	27,091	5,542	30,091
Home Equity Line of Credit	1,000	11,245	9,844	12,571
Land	-	-	-	-
Construction	-	-	-	-
Consumer & Other	120	-	10,220	-
Total recoveries	106,417	38,336	127,220	42,662

Net recoveries (charge-offs)	195,582	(58,164)	(111,198)	(100,761)
Provision for loan loss	140,679	153,875	359,844	183,256

Balance at end of period	$1,099,646	$738,437	$1,099,646	$738,437

Net recoveries (charge-offs) annualized as a percentage of average loans	0.02%	(0.06%)	(0.07%)	(0.1%)

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	June 30, 2014		December 31, 2013		2014 vs 2013
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$104,021,800	25%	$90,077,139	25%	$13,944,661	15%

Interest-bearing deposits:
Checking	80,915,235	19%	42,378,939	12%	38,536,296	91%
Savings	39,679,723	9%	27,817,849	8%	11,861,874	43%
Money market	83,893,532	20%	78,356,997	22%	5,536,535	7%
Total interest-bearing checking, savings and money market deposits	204,488,490	49%	148,553,785	42%	55,934,705	38%

Time deposits under $100,000	48,323,788	12%	59,403,534	16%	(11,079,746)	-19%
Time deposits of $100,000 or more	62,310,316	15%	62,959,013	17%	(648,697)	-1%
Total time deposits	110,634,104	26%	122,362,547	33%	(11,728,443)	-10%

Total interest bearing deposits	315,122,594	75%	270,916,332	75%	44,206,262	16%

Total Deposits	$419,144,394	100%	$360,993,471	100%	$58,150,923	16%

Total deposits at June 30, 2014 increased $58 million, or 16%, when compared with year end 2013 balance.  This increase was primarily driven from $111 million in deposits assumed in the Slavie Acquisition, offset by the $24 million decrease from the exit of the IRA product line, a net $6.7 million decrease resulting from the closed bank locations, and an estimated $6.0 million seasonal customer deposit decline. Within the deposit base, non-interest bearing demand account balances increased $14 million, or 15%, money market balances increase $6 million, or 7%, and time deposit balances decreased by  $12 million, 10%  lower than at year end.

The ratio of noninterest-bearing deposits to total deposits remained at 25% as of June 30, 2014, the same as at December 31, 2013.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network (the “Network”).  Through this deposit matching network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep service (“ICS”) deposits, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At June 30, 2014, we had $10.2 million in deposits through the reciprocal deposit program compared to $11.6 million at December 31, 2013.  We can also choose to place deposits through this network without receiving matching deposits.  At June 30, 2014, we had placed $1.0 million of deposits through the Network for which we received no matching deposits, compared to $3.4 million at December 31, 2013.

Borrowings

The Bank had no borrowings as of June 30, 2014 or December 31, 2013.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage its assets and liabilities effectively.

At June 30, 2014, our total stockholders’ equity increased to $65.0 million from $54.6 million at December 31, 2013.  On May 15, 2014, Bay Bancorp, Inc. received aggregate gross proceeds of $7.0 million from the Capital Transaction, which were contributed to the Bank to bolster its regulatory capital and provide funds to consummate the Slavie Acquisition.

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

Until the implementation of the Basel III Capital Rules, the Company is not subject to specific capital requirements.  The Basel III Capital Rules generally will subject the Company to the same capital requirements that apply to other depository institution holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At June 30, 2014 and December 31, 2013, the Bank had regulatory capital in excess of those required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of June 30, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$60,205	15.99%	$30,122	8.00%	$37,653	10.00%

Tier I Risk-Based Capital Ratio	$59,105	15.70%	$15,061	4.00%	$22,592	6.00%

Leverage Ratio	$59,105	12.27%	$19,263	4.00%	$24,079	5.00%

As of December 31, 2013:

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $73.4 million at June 30, 2014.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  As of June 30, 2014, we had $9.5 million in cash and due from banks, $14.9 million in interest-bearing deposits with banks and federal funds sold, and $35.8 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $85.9 million with the FHLB of which $66.3 million was available to be drawn on June 30, 2014 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the FRB and FHLB and, depending on the type of security, may borrow approximately 50% to 97%, respectively, of the fair market value of the securities.  The Bank had $19.3 million of securities pledged at the FHLB, $0.2 million of securities pledged at the FRB, and an additional $16.3 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $26.3 million as of June 30, 2014.  Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the FRB or to pledge unpledged securities to this institution before it could borrow against this line.  There was no balance outstanding under these lines or other borrowings at June 30, 2014.

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

At June 30, 2014, we were in an asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2014 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the six months ended June 30, 2014, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is involved in various legal actions arising from the normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of its operations or financial condition.

ITEM 1A. RISK FACTORS

The risks and uncertainties to which the Company’s financial condition and results of operations are subject were discussed in Bay’s Annual Report on Form 10-K for the year ended December 31, 2013.   Management does not believe that any material changes in these risk factors have occurred since they were last disclosed except as follow:

•

The risk factor entitled, “The Company’s majority stockholder is deemed to be a bank holding company, which exposes us to risks.” under the heading, “Risks Relating to the Company and its Affiliates”, is no longer applicable;

•

The risk factor entitled, “Ownership of the Company is concentrated in one stockholder, and this concentration could reduce the demand for the common stock and/or have the effect of delaying or preventing certain corporate transactions.” under the heading, “Risks relating to the Company’s common stock”, is no longer applicable; and

•	We are now subject to the following new risk factor, relating to “Risks Relating to the Company and its Affiliates”:

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.  Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its shareholders and obligations to other affiliates.  One of Bay Bancorp, Inc.’s stockholders, H Bancorp LLC (“H Bancorp”), also owns equity interests in other institutions that are insured by the FDIC and/or their holding companies.  As a result of H Bancorp’s ownership interests in Bay Bancorp, Inc. and these other insured institutions, the Bank and these other institutions may be deemed to be under common control within the  meaning of FIRREA.  Accordingly, in such event, if any insured institution that is deemed to be under common control with the Bank causes a loss to the FDIC, then the Bank could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss.  Any such compensation could reduce our capital and result in a reduction in the value of our stockholders’ equity.

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

BAY BANCORP, INC

Date	August 14, 2014	PRINCIPAL EXECUTIVE OFFICER:

/s/ Kevin B. Cashen
Kevin B. Cashen
President and Chief Excecutive Officer

PRINCIPAL FINANCIAL OFFICER:

Date	August 14, 2014	/s/ Larry D. Pickett
Larry D. Pickett
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1

Purchase and Assumption Agreement, All Deposits, dated as of May 30, 2014, by and between Bay Bank, F.S.B. and the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2014)

10.1	Employment Agreement, dated as of April 30, 2014, by and between Bay Bank, F.S.B. and H. King Corbett (filed herewith).
10.2 10.3

Securities Purchase Agreement, dated as of May 15, 2014, by and between Bay Bancorp, Inc. and the investors names therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2014)

Registration Rights Agreement, dated as of May 15, 2014, by and between the Bay Bancorp, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2014)

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