Form 10-Q
period 2014-09-30
BAY BANCORP, INC.
filed 2014-11-14
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 14, 2014, the number of shares outstanding of the registrant’s common stock was 11,030,773.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	December 31,
	(unaudited)	2013

ASSETS

Cash and due from banks	$7,318,090	$7,126,720
Interest bearing deposits with banks and federal funds sold	9,654,840	16,146,340
Total Cash and Cash Equivalents	16,972,930	23,273,060

Time deposits with banks	284,849	-
Investment securities available for sale, at fair value	34,428,746	36,586,669
Investment securities held to maturity, at amortized cost	1,334,462	-
Restricted equity securities, at cost	1,367,995	1,009,695
Loans held for sale	6,317,277	12,836,234

Loans, net of deferred fees and costs	394,080,772	320,680,332
Less: Allowance for loan losses	(1,129,250)	(851,000)
Loans, net	392,951,522	319,829,332

Real estate acquired through foreclosure	1,642,524	1,290,120
Premises and equipment, net	5,589,176	5,998,532
Bank owned life insurance	5,453,093	5,356,575
Core deposit intangible	3,732,826	3,993,679
Deferred tax assets, net	5,258,484	6,564,121
Accrued interest receivable	1,277,781	1,186,748
Prepaid expenses	1,058,985	922,426
Accrued taxes receivable	1,253,060	-
Defined benefit pension asset	540,058	-
Other assets	55,780	242,112
Total Assets	$479,519,548	$419,089,303

LIABILITIES

Noninterest-bearing deposits	$92,902,861	$90,077,139
Interest-bearing deposits	305,693,481	270,916,332
Total Deposits	398,596,342	360,993,471

Short-term borrowings	12,000,000	-
Defined benefit pension liability	-	42,492
Accrued expenses and other liabilities	3,724,242	3,499,072
Total Liabilities	414,320,584	364,535,035

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000 shares, issued and outstanding 11,014,517 and 9,379,753 shares as of September 30, 2014 and December 31, 2013, respectively.	11,014,517	9,379,753
Additional paid-in capital	43,143,903	36,357,001
Retained earnings	9,488,743	7,703,597
Accumulated other comprehensive income	1,551,801	1,113,917
Total Stockholders' Equity	65,198,964	54,554,268
Total Liabilities and Stockholders' Equity	$479,519,548	$419,089,303

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest income:
Interest and fees on loans	$5,537,260	$5,679,302	$16,457,477	$12,410,826
Interest on loans held for sale	64,265	349,561	196,274	590,714
Interest and dividends on securities	213,862	154,267	706,315	321,486
Interest on deposits with banks and federal funds sold	7,217	20,730	39,245	58,526
Total Interest Income	5,822,604	6,203,860	17,399,311	13,381,552

Interest expense:
Interest on deposits	286,368	397,159	896,596	898,763
Interest on short-term borrowings	12,706	-	12,706	1,692
Total Interest Expense	299,074	397,159	909,302	900,455
Net Interest Income	5,523,530	5,806,701	16,490,009	12,481,097

Provision for loan losses	220,373	350,365	580,217	533,621
Net interest income after provision for loan losses	5,303,157	5,456,336	15,909,792	11,947,476

Noninterest income:
Electronic banking fees	674,701	708,300	1,991,048	1,359,477
Mortgage banking fees and gains	259,740	529,570	767,803	1,556,385
Net (loss) gain on sale of real estate acquired through foreclosure	(1,503)	40,998	27,422	89,342
Brokerage commissions	-	199,392	-	316,884
Service charges on deposit accounts	99,451	100,476	303,396	191,690
Bargain purchase gain	-	-	510,844	2,860,199
Other income	95,003	184,311	3,031,629	397,418
Total Noninterest Income	1,127,392	1,763,047	6,632,142	6,771,395

Noninterest Expenses:
Salary and employee benefits	3,244,553	3,461,109	9,769,014	7,644,886
Occupancy expenses	722,573	716,482	2,256,683	1,458,086
Furniture and equipment expenses	280,320	239,704	875,274	526,551
Legal, accounting and other professional fees	356,226	344,867	1,088,451	961,948
Data processing and item processing services	371,572	394,021	863,909	832,636
FDIC insurance costs	84,882	82,246	287,568	194,572
Advertising and marketing related expenses	105,546	78,277	290,511	220,254
Foreclosed property expenses	113,903	104,170	504,295	273,084
Loan collection costs	152,196	143,021	305,099	303,253
Core deposit intangible amortization	245,674	336,273	738,416	517,203
Merger and acquisition related expenses	637,272	143,709	877,560	1,998,646
Other expenses	1,656,932	674,990	2,710,244	1,228,680
Total Noninterest Expenses	7,971,649	6,718,869	20,567,024	16,159,799
(Loss) income before income taxes	(1,541,100)	500,514	1,974,910	2,559,072

Income tax (benefit) expense	(599,585)	(422,279)	189,764	235,811
Net (loss) income	$(941,515)	$922,793	$1,785,146	$2,323,261

Basic net (loss) income per common share	$(0.09)	$0.11	$0.18	$0.29

Diluted net (loss) income per common share	$(0.09)	$0.11	$0.18	$0.29

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(941,515)	$922,793	$1,785,146	$2,323,261

Other comprehensive income (loss) items:
	-
Unrealized (loss) gain on investment securities available for sale	(170,591)	166,613	479,882	(414,903)
Income tax benefit (expense) relating to item above	67,320	(65,729)	(189,330)	163,672
Net effect on other comprehensive income (loss)	(103,271)	100,884	290,552	(251,231)

Unrealized gain on defined benefit pension plan	243,303	-	243,303	-
Income tax expense relating to item above	(95,971)	-	(95,971)	-
Net effect on other comprehensive income (loss)	147,332	-	147,332	-

Other comprehensive income (loss)	44,061	100,884	437,884	(251,231)
Comprehensive (loss) income	$(897,454)	$1,023,677	$2,223,030	$2,072,030

See accompanying notes to unaudited consolidated financial statements

 BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014 and 2013 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2013	$9,379,753	$36,357,001	$7,703,597	$1,113,917	$54,554,268

Net income	-	-	1,785,146	-	1,785,146
Other comprehensive income	-	-	-	437,884	437,884
Stock-based compensation	212,000	1,209,666	-	-	1,421,666
Issuance of common stock	1,422,764	5,577,236	-	-	7,000,000
Balance September 30, 2014	$11,014,517	$43,143,903	$9,488,743	$1,551,801	$65,198,964

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total

Balance December 31, 2012 (1)	$5,831,963	$21,269,898	$4,462,463	$260,092	$31,824,416

Net income	-	-	2,323,261	-	2,323,261
Other comprehensive loss	-	-	-	(251,231)	(251,231)
Issuance of common stock	2,039,958	8,960,042	-	-	11,000,000
Carrollton Bancorp shares retained at the date of Merger	1,483,457	5,800,313	-	-	7,283,770
Stock-based compensation	-	242,022	-	-	242,022
Issuance of common stock under stock option plan	8,887	31,103	-	-	39,990
Balance September 30, 2013 (1)	$9,364,265	$36,303,378	$6,785,724	$8,861	$52,462,228

(1)

As restated for the effect of the Merger (as defined in Note 1), with each share of Jefferson Bancorp, Inc. common stock, $0.01 par, converted into 2.2217 shares of Bay Bancorp, Inc. common stock, $1.00 par.

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months end September 30,
	2014	2013

Cash flows from operating activities:
Net income	$1,785,146	$2,323,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	678,888	457,776
Stock-based compensation	1,421,666	242,022
Amortization of investment premiums and discounts, net	191,749	257,654
Accretion of net discounts on loans	(4,045,706)	(2,869,803)
Amortization of core deposit intangibles	738,416	517,203
Amortization of deposit premiums	(856,059)	(653,036)
Provision for loan losses	580,217	533,621
Increase in cash surrender value of bank owned life insurance	(96,518)	(59,985)
Bargain purchase gain	(510,844)	(2,860,199)
Loss on sale of premise and equipment	4,431	-
Write down of real estate acquired through foreclosure	318,031	94,500
Net gain on sale of real estate acquired through foreclosure	(27,422)	(89,342)
Net decrease in loans held for sale	5,417,257	185,237
Deferred income taxes	1,020,336	-
Net decrease (increase) in accrued interest receivable	256,739	(901,234)
Net increase in accrued taxes receivable	(1,253,060)	(411,586)
Net increase in defined benefit pension plan	(339,247)	(29,340)
Net decrease in prepaid expenses and other assets	49,773	3,881,866
Net increase (decrease) in accrued expenses and other liabilities	221,904	(995,993)
Net cash provided by (used in) operating activities	5,555,697	(377,378)

Cash flows from investing activities:
Acquisition, net of cash acquired	24,623,173	27,152,544
Net decrease in time deposits with banks	1,261,869	-
Purchases of investment securities available for sale	-	(6,056,846)
Redemptions and maturities of investment securities available for sale	2,649,404	3,608,699
Proceeds from sale of securities available for sale	-	2,622,462
Purchases of investment securities held to maturity	(1,340,499)	-
Redemption of restricted equity securities	895,300	34,800
Net decrease in loans	13,187,086	6,497,486
Proceeds from sale of real estate acquired through foreclosure	515,919	1,615,393
Purchases of premises and equipment	(312,713)	(309,794)
Proceeds from sale of premises and equipment	38,750	1,124,850
Net cash provided by investing activities	41,518,289	36,289,594

Cash flows from financing activities:
Net decrease in deposits	(72,374,116)	(37,443,691)
Net increase (decrease) in short-term borrowings	12,000,000	(170,000)
Proceeds from issuance of common stock	7,000,000	11,000,000
Issuance of common stock on stock option exercise	-	39,990
Net cash used in financing activities	(53,374,116)	(26,573,701)

Net (decrease) increase in cash and cash equivalents	(6,300,130)	9,338,515
Cash and cash equivalents at beginning of period	23,273,060	19,684,829
Cash and cash equivalents at end of period	$16,972,930	$29,023,344

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$1,771,208	$1,790,049
Income taxes paid	833,943	319,530

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$1,158,932	$751,148
Transfer of loans held for sale to loan portfolio	1,101,700	-

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

As used in these notes, the term “the Company” refers to Bay Bancorp, Inc. and, unless the context clearly requires otherwise, its consolidated subsidiaries.

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

In April 2014, the Bank announced its exit from the Individual Retirement Account (“IRA”) product line.  At that time, as a result of the announcement, the Bank stopped offering IRAs to new customers and resigned as custodian for its existing IRAs.  IRA deposit balances of $24 million or 6% of total deposits were either transferred to new IRA custodians or disbursed to customers by May 23, 2014.  The IRA exit increased second quarter other income $2.4 million, resulting from the recognition of the remaining interest rate mark-to-market adjustment on IRA deposits, that was recorded in connection with the Bank Merger (defined in Note 3).

On May 15, 2014, Bay Bancorp, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Financial Services Partners Fund I, LLC (“FSPF”), and several directors and executive officers of the Company (collectively, the “Investors”).  Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 1,422,764 shares (the “Shares”) of the Company’s common stock, par value $1.00 per share (the “Common Stock”), to the Investors at a purchase price of $4.92 per Share, which was the closing bid price of a share of Common Stock on May 14, 2014 as reported on The NASDAQ Capital Market (the “Transaction”).  The closing of the Transaction occurred on May 15, 2014, and the Company received aggregate gross proceeds of $7,000,000 from the Transaction. The Company contributed these proceeds to the Bank, to bolster its regulatory capital and provide funds for future acquisitions and general working capital purposes.

On May 30, 2014, the Bank acquired certain assets and assumed substantially all deposits and certain other liabilities of Slavie Federal Savings Bank (“Slavie”), which was closed on May 30, 2014 by the Office of the Comptroller of the Currency (the “Slavie Acquisition”).  The Slavie Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement All Deposits, with the Federal Deposit Insurance Corporation (the”FDIC”).  The Bank did not acquire any of Slavie’s other real estate owned.  Additionally, the Bank did not at closing commit to purchase any owned or leased bank premises of Slavie; however, the Bank was granted an option to elect following closing to purchase any or all of the banking premises owned by Slavie, or, in the case of leased banking premises, to assume the lease. The Bank terminated the lease for Slavie’s Bel Air location in October 2014 and extended its current lease at the Overlea branch. See Note 3 for further information regarding the Slavie Acquisition.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Bay Bancorp, Inc., the Bank and the Bank’s consolidated subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on Bay’s books on the basis of its equity in the net assets.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with U.S. GAAP for interim period reporting, reflect all adjustments necessary for a fair presentation of the financial positions at September 30, 2014 and December 31, 2013, the results of operations for the three and nine months ended September 30, 2014 and 2013, and the statements of cash flows for the nine months ended September 30, 2014.  The results of the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014 or any future interim period.  The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2013.

Reclassifications

Certain prior period amounts have been reclassified and restated to conform to current period presentation.  The bargain purchase gain for the three and six months ended June 30, 2014 related to the Slavie Acquisition was retroactively restated downward for measurement period adjustments of $186,682 (pretax) recorded for the three months ended September 30, 2014.  These adjustments decreased the previously reported net income for the three and six months ended June 30, 2014 by $110,329.

Certain prior year amounts have been reclassified and restated to conform to current period presentation.  The bargain purchase gain for the three months and nine months ended September 30, 2013 related to the Merger was retroactively restated for measurement period adjustments of $338,598 and $2,157,102, respectively, recorded during 2013.  These adjustments increased the previously reported net income and total equity for the three months ended September 30, 2013 by $338,598 and decreased the previously reported net income and total equity for the nine months ended September 30, 2013 by $2,157,102.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses (the “allowance”); the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of intangible assets and other purchase accounting related adjustments; benefit plan obligations and expenses; the valuation of deferred tax assets; real estate acquired through foreclosure; net assets acquired in the Merger and Slavie Acquisition; and the estimate of expected cash flows for loans acquired with deteriorated credit quality.

Recent Accounting Pronouncements and Developments

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40), clarifying that when an in-substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the guidance requires interim and annual disclosure of  the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amended guidance is not expected to have a significant impact on the Company’s financial statement disclosures.

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

As of September 30, 2014, the Company recorded adjustments to the fair values of certain acquired assets and assumed liabilities as previously reported at June 30, 2014.  These adjustments resulted in a $186,682 (pretax) reduction in the bargain purchase gain for the nine months ended September 30, 2014.  The bargain purchase gain for the three and six months ended June 30, 2014 was also retroactively restated downward for these measurement period adjustments.  The previously recorded bargain purchase gain as of June 30, 2014 was based upon a preliminary settlement with the FDIC and initial fair value estimates for loans, intangibles, and deposits developed by management.  Subsequently, a final settlement with the FDIC and a third party valuation of loans, intangibles, and deposits was performed, the results of which are reflected in the updated pretax bargain purchase gain of $510,844 for the nine months ended September 30, 2014.  The accounting for acquired loans has not been completed pending finalization of the third party valuation report, which may result in future adjustments to the bargain purchase gain.

In accordance with the framework established by FASB ASC Topic 820, “Fair Value Measurements and Disclosure,” the Company used a fair value hierarchy to prioritize the information used to develop assumptions to calculate estimates in determining fair values.  These fair value hierarchies are discussed in Note 14.

Slavie Acquisition

The following table presents the allocation of the consideration received to the acquired assets and assumed liabilities in the Slavie Acquisition as of the acquisition date.  The allocation results in an after-tax bargain purchase gain of $309,316.

Assets acquired at fair value:

Cash and Cash Equivalents	$ 30,341,150
Time deposits with banks	1,546,718
Investment securities available for sale, at fair value	197,311
Restricted equity securities, at cost	1,253,600
Loans, net of deferred fees and costs	82,901,019
Accrued interest receivable	347,772
Core deposit intangible	477,563
Total assets acquired	$ 117,065,133

Liabilities assumed at fair value:
Deposits	$ 110,833,046
Accrued expenses and other liabilities	3,266
Total liabilities assumed	$ 110,836,312

Net assets acquired at fair value:		$ 6,228,821

Transaction cash consideration paid		(5,717,977)

Total estimated bargain purchase gain, before tax		510,844
Tax expense		(201,528)
Total estimated bargain purchase gain, after tax		$ 309,316

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of these determinations related to the valuation of acquired loans.

The following is a summary of the loans acquired in the Slavie Acquisition:

	Purchased Credit Impaired Loans	Purchased Non-Impaired Loans	Total Purchased Loans
Contractually required principal and interest at acquisition	$26,970,809	$68,701,805	$95,672,614
Contractual cash flows not expected to be collected	(4,807,542)	-	(4,807,542)
Expected cash flows at acquisition	22,163,267	68,701,805	90,865,072
Interest component of expected cash flows	(2,938,191)	(5,025,862)	(7,964,053)
Basis in purchased loans at acquisition - estimated fair value	$19,225,076	$63,675,943	$82,901,019

Pro Forma Condensed Combined Financial Information

The following pro forma financial information combines the historical results of the Company and pre-acquisition Slavie. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma results exclude the impact of the bargain purchase gain of $510,844 and Slavie Acquisition related expenses of $758,791 for the nine months ended September 30, 2014.   While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the acquisition taken place on the indicated dates.

If the Slavie Acquisition had been completed on January 1, 2014, total revenue, net of interest expense, would have been approximately $6.7 million and $31.3 million, respectively, for the three and nine month periods ended September 30, 2014. Net (loss) income would have been approximately ($0.3) million and $1.7 million, respectively, for the same periods. Basic and diluted (loss) earnings per share would have been ($0.03) for the three months ended September 30, 2014 and $0.17 for the nine months ended September 30, 2014.

If the Slavie Acquisition had been completed on January 1, 2013, total revenue, net of interest expense, would have been approximately $8.8 million and $23.3 million, respectively, for the three and nine month periods ended September 30, 2013. Net (loss) income would have been approximately ($1.3) million and $0.1 million, respectively, for the same periods. Basic and diluted (loss) earnings per share would have been ($0.14) for the three months ended September 30, 2013 and $0.02 for the nine months ended September 30, 2013.

The Merger

On April 19, 2013, Bay Bancorp, Inc. (then known as Carrollton Bancorp) completed its previously announced Merger with Jefferson. Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of April 8, 2012 (as amended, the “Merger Agreement”), by and among Jefferson, Bay Bancorp, Inc., and FSPF,  Jefferson merged with and into Bay Bancorp, Inc., with Bay Bancorp, Inc. continuing as the surviving corporation.  In addition, Bay Bancorp’s bank subsidiary, Carrollton Bank, merged with and into the Bank, which was then a subsidiary of Jefferson with the Bank continuing as the surviving bank (the “Bank Merger”).  Prior to the Bank Merger, Carrollton Bank had five subsidiaries: Bay Financial Services, Inc. f/k/a Carrollton Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); Mulberry Street, LLC (“MSLLC”); 13 Beaver Run LLC (“BRLLC”); and Mulberry Street A LLC (“MSALLC” and, together with BFS, CCDC, MSLLC and BRLLC, the “Carrollton Subsidiaries”).  Carrollton Bank’s interests in the Carrollton Subsidiaries were transferred to the Bank, as a result of the Bank Merger.

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

Merger and Acquisition Related Expenses

A summary of the Slavie Acquisition and Merger related expenses included in the consolidated statements of income as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
Slavie Acquisition:	2014	2014
Professional Fees	$84,511	$109,872
Data processing	489,712	557,393
Advertising and marketing expenses	33,689	40,427
Net occupancy and equipment costs	11,994	17,935
All other	17,366	33,164
Total acquisition related expenses	$637,272	$758,791

	Three Months Ended September 30,		Nine Months Ended September 30,
Carrollton Merger:	2014	2013	2014	2013
Salaries and employee benefits	$-	$72,936	$-	$132,583
Professional Fees	-	14,516	96,847	411,942
Data processing	-	11,963	21,922	1,183,579
Advertising and marketing expenses	-	19,438	-	159,374
Net occupancy and equipment costs	-	16,226	-	56,969
All other	-	8,630	-	54,199
Total merger related expenses	-	143,709	118,769	1,998,646
Total merger and acquisition related expenses	$637,272	$143,709	$877,560	$1,998,646

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of September 30, 2014 and December 31, 2013. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

At September 30, 2014 and December 31, 2013, the amortized cost and estimated fair value of the Company’s investment securities portfolio are summarized as follows:

	Amortized	Gross Unrealized		Estimated
Available for Sale	cost	Gains	Losses	Fair Value
September 30, 2014

U.S. government agency	$7,567,229	$156,448	$-	$7,723,677
Residential mortgage-backed securities	21,455,909	313,283	(284,234)	21,484,958
State and municipal	5,162,368	24,005	(580)	5,185,793
Total debt securities	34,185,506	493,736	(284,814)	34,394,428
Equity securities	78,753	-	(44,435)	34,318
Totals	$34,264,259	$493,736	$(329,249)	$34,428,746

	Amortized	Gross Unrealized		Estimated
Held-to-Maturity	cost	Gains	Losses	Fair Value
September 30, 2014

Residential mortgage-backed securities	$1,334,462	$-	$(10,644)	$1,323,818
Total debt securities	1,334,462	-	(10,644)	1,323,818
Totals	$1,334,462	$-	$(10,644)	$1,323,818

	Amortized	Gross Unrealized		Estimated
Available for Sale	cost	Gains	Losses	Fair Value
December 31, 2013

U.S. government agency	$7,592,138	$3,694	$(69,917)	$7,525,915
Residential mortgage-backed securities	23,965,230	273,885	(438,112)	23,801,003
State and municipal	5,265,944	-	(76,058)	5,189,886
Total debt securities	36,823,312	277,579	(584,087)	36,516,804
Equity securities	78,752	-	(8,887)	69,865
Totals	$36,902,064	$277,579	$(592,974)	$36,586,669

At December 31, 2013, the Bank had no held-to-maturity securities.

As of September 30, 2014, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	3,707,352	(11,033)	6,960,917	(273,201)	10,668,269	(284,234)
State and municipals	767,575	(580)	-	-	767,575	(580)
Total debt securities	4,474,927	(11,613)	6,960,917	(273,201)	11,435,844	(284,814)
Equity securities	48,878	(44,435)	-	-	48,878	(44,435)
Totals	$4,523,805	$(56,048)	$6,960,917	$(273,201)	$11,484,722	$(329,249)

	Less than 12 months		12 months or longer		Total
Held-to-Maturity	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$1,323,818	$(10,644)	$-	$-	$1,323,818	$(10,644)
Total debt securities	1,323,818	(10,644)	-	-	1,323,818	(10,644)
Totals	$1,323,818	$(10,644)	$-	$-	$1,323,818	$(10,644)

As of December 31, 2013, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$7,215,837	$(69,917)	$-	$-	$7,215,837	$(69,917)
Residential mortgage-backed securities	15,637,539	(438,112)	-	-	15,637,539	(438,112)
State and municipals	5,189,886	(76,058)	-	-	5,189,886	(76,058)
Total debt securities	28,043,262	(584,087)	-	-	28,043,262	(584,087)
Equity securities	69,865	(8,887)	-	-	69,865	(8,887)
Totals	$28,113,127	$(592,974)	$-	$-	$28,113,127	$(592,974)

Unrealized losses in the Company’s portfolio of available for sale securities were $284,814 and $584,087 in aggregate at September 30, 2014 and December 31, 2013, respectively, and were related to 15 and 24 securities, respectively.  Unrealized losses on the Company’s held-to-maturity security were $10,644 at September 30, 2014 was related to 1 security. The Company had no held-to-maturity securities at December 31, 2013. These unrealized losses were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Accumulated other comprehensive income (loss) related to available for sale securities was $99,581 and ($190,971) at September 30, 2014 and December 31, 2013, respectively.

The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders’ equity at September 30, 2014 or December 31, 2013.

No investment securities held by the Company as of September 30, 2014 or December 31, 2013 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at September 30, 2014 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$490,031	$490,000	$-	$-
Over one to five years	3,026,600	3,046,163	-	-
Over five to ten years	9,212,966	9,373,307	-	-
Over ten years	-	-	-	-
Residential mortgage-backed securities	21,455,909	21,484,958	1,334,462	1,323,818
Totals	$34,185,506	$34,394,428	$1,334,462	$1,323,818

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

During the nine months ended September 30, 2013, the Company sold its entire portfolio of collateralized debt obligations. These securities, which were acquired as a result of the Merger, were backed by trust preferred securities issued by banks, thrifts, and insurance companies. Sale proceeds of $2,622,462 represented the fair value of these securities at the date of the Merger therefore there is neither a gain nor a loss from the sale included in the results of operations for the nine months ended September 30, 2013.

At September 30, 2014, securities with an amortized cost of $20,302,897 (fair value of $20,439,528) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank.  At December 31, 2013, securities with an amortized cost of $19,721,274 (fair value of $19,535,096) were pledged as collateral for potential borrowings from the FHLB of Atlanta and the Federal Reserve Bank.

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

	September 30,	December 31,
	2014	2013
Commercial & Industrial	$35,464,650	$34,278,539
Commercial Real Estate	163,746,908	157,450,876
Residential Real Estate	135,200,446	73,323,554
Home Equity Line of Credit	37,255,646	33,257,822
Land	4,007,984	1,716,747
Construction	17,373,092	19,343,013
Consumer & Other	1,032,046	1,309,781
Total Loans	394,080,772	320,680,332
Less: Allowance for Loan Losses	(1,129,250)	(851,000)
Net Loans	$392,951,522	$319,829,332

At September 30, 2014 and December 31, 2013, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $5,119,014 and $3,386,065, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At September 30, 2014 and December 31, 2013, Commercial Real Estate – Investor loans had a total balance of $105,270,324 and $110,352,299, respectively.  At September 30, 2014 and December 31, 2013, Commercial Real Estate – Owner Occupied loans had a total balance of $58,476,584 and $47,098,577, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At September 30, 2014 and December 31, 2013, Residential Real Estate – Investor loans had a total balance of $49,813,521 and $26,670,715, respectively.  At September 30, 2014 and December 31, 2013, Residential Real Estate – Owner Occupied loans had a total balance of $85,386,925 and $46,652,839, respectively.

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

Construction

Construction loans, which include land development loans, are generally considered to involve a higher degree of credit risk than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and estimated costs of construction, as well as the property’s ability to attract and retain tenants.  Loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections.  If the Company is forced to foreclose on a building before or at completion due to a default, it may be unable to recover all of the unpaid balance of and accrued interest on the loan as well as related foreclosure and holding costs.

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

For purposes of calculating the allowance, the Company segregates its loan portfolio into segments based primarily on the type of supporting collateral.  The Commercial Real Estate and Residential Real Estate segments, which both exclude any collateral property currently under construction, are further disaggregated into Owner Occupied and Investor classes for each.  Further, all segments are also segregated as either purchased credit impaired loans, purchased loans not deemed impaired, troubled debt restructurings, or new originations.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and nine months ended September 30, 2014:

Three Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$179,364	$507,243	$116,918	$141,864	$7,035	$139,055	$8,167	$1,099,646
Charge-offs	-	(79,633)	(125,827)	(15,508)	-	-	-	(220,968)
Recoveries(1)	30,000	-	-	-	-	-	199	30,199
Provision	(28,265)	87,379	140,104	18,283	92	2,963	(183)	220,373
Ending balance	$181,099	$514,989	$131,195	$144,639	$7,127	$142,018	$8,183	$1,129,250

Nine Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000
Charge-offs	-	(216,589)	(163,304)	(79,492)	-	-	-	(459,385)
Recoveries(1)	30,000	101,614	5,542	9,844	-	-	10,418	157,418
Provision	(16,301)	305,884	208,718	85,084	209	6,602	(9,979)	580,217
Ending balance	$181,099	$514,989	$131,195	$144,639	$7,127	$142,018	$8,183	$1,129,250

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at September 30, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	181,099	514,989	131,195	144,639	7,127	142,018	8,183	1,129,250
Totals	$181,099	$514,989	$131,195	$144,639	$7,127	$142,018	$8,183	$1,129,250

Loans:
Ending balance: individually evaluated for impairment(2)	$966,910	$2,332,399	$4,543,405	$273,298	$-	$-	$-	$8,116,012

Ending balance: collectively evaluated for impairment	32,162,347	136,605,506	119,632,767	36,238,707	491,246	15,500,613	1,032,046	341,663,232

Ending balance: loans acquired with deteriorated credit quality(3)	2,335,393	24,809,003	11,024,274	743,641	3,516,738	1,872,479	-	44,301,528
Totals	$35,464,650	$163,746,908	$135,200,446	$37,255,646	$4,007,984	$17,373,092	$1,032,046	$394,080,772

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $1,995,000 that have current period charge-offs.
(3)	Consists of loans acquired with deteriorated credit quality that do not have current period charge-offs or specific reserves.

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

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at December 31, 2013:

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

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have current period charge-offs, as of September 30, 2014 and for the three and nine months ended September 30, 2014:

	At September 30, 2014			For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
		Unpaid		Average	Interest		Average	Interest
	Recorded	Principal	Related	Recorded	Income		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)		Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$966,910	$1,173,278	$-	$978,206	$22,430		$1,007,154	$68,283
Commercial Real Estate - Investor	2,163,056	2,928,609	-	2,220,341	3,491		2,225,646	62,185
Commercial Real Estate - Owner Occupied	169,344	169,344	-	412,316	-		432,665	-
Residential Real Estate - Investor	620,877	702,587	-	627,948	-		640,483	-
Residential Real Estate - Owner Occupied	3,922,527	4,541,673	-	3,990,028	55,659		4,048,332	164,913
Home Equity Line of Credit	273,298	316,317	-	276,336	-		277,928	-
Land	-	-	-	-	-		-	-
Construction	-	-	-	-	-		-	-
Consumer & Other	-	19,434	-	-	-		-	-

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-		-	-
Commercial Real Estate - Investor	-	-	-	-	-		-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-		-	-
Residential Real Estate - Investor	-	-	-	-	-		-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-		-	-
Home Equity Line of Credit	-	-	-	-	-		-	-
Land	-	-	-	-	-		-	-
Construction	-	-	-	-	-		-	-
Consumer & Other	-	-	-	-	-		-	-
Total:	8,116,012	9,851,242	-	8,505,175	81,580		8,632,208	295,381

Commercial & Industrial	$966,910	$1,173,278	$-	$978,206	$22,430		$1,007,154	$68,283
Commercial Real Estate	2,332,399	3,097,953	-	2,632,657	3,491	-	2,658,311	62,185
Residential Real Estate	4,543,405	5,244,260	-	4,617,976	55,659		4,688,815	164,913
Home Equity Line of Credit	273,298	316,317	-	276,336	-		277,928	-
Land	-	-	-	-	-		-	-
Construction	-	-	-	-	-		-	-
Consumer & Other	-	19,434	-	-	-		-	-
	$8,116,012	$9,851,242	$-	$8,505,175	$81,580		$8,632,208	$295,381

(1)	Consists primarily of interest income recognized on troubled debt restructurings subsequent to acquisition.

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2013 and for the three and nine months ended September 30, 2013:

	At December 31, 2013			For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$730,881	$875,797	$-	$852,617	$26,027	$890,013	$78,837
Commercial Real Estate - Investor	659,002	1,147,133	-	133,265	627	133,781	1,886
Commercial Real Estate - Owner Occupied	695,960	689,644	-	-	-	-	-
Residential Real Estate - Investor	680,662	770,812	-	314,848	-	315,308	-
Residential Real Estate - Owner Occupied	2,864,079	3,698,438	-	2,449,322	37,003	2,453,341	122,265
Home Equity Line of Credit	325,866	370,361	-	422,760	645	423,089	1,866
Land	-	-	-	-	-	-	-
Construction	104,926	845,451	-	100,930	25,246	92,730	71,755
Consumer & Other	-	20,491	-	-	265	-	1,057

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	194,753	3,191	200,426	9,744
Residential Real Estate - Owner Occupied	-	-	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-	-
Total:	6,061,376	8,418,127	-	4,468,495	93,004	4,508,688	287,410

Commercial & Industrial	$730,881	$875,797	$-	$852,617	$26,027	$890,013	$78,837
Commercial Real Estate	1,354,962	1,836,777	-	133,265	627	133,781	1,886
Residential Real Estate	3,544,741	4,469,250	-	2,958,923	40,194	2,696,075	132,009
Home Equity Line of Credit	325,866	370,361	-	422,760	645	429,089	1,866
Land	-	-	-	-	-	-	-
Construction	104,926	845,451	-	100,930	25,246	92,730	71,755
Consumer & Other	-	20,491	-	-	265	-	1,057
	$6,061,376	$8,418,127	$-	$4,468,495	$93,004	$4,241,688	$287,410

(1)	Consists primarily of accretion income on loans acquired from Bay National Bank with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of September 30, 2014:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$32,023,851	$1,585,772	$1,855,027	$-	$35,464,650
Commercial Real Estate - Investor	91,247,191	6,187,634	7,835,499	-	105,270,324
Commercial Real Estate - Owner Occupied	44,410,438	3,397,710	10,668,436	-	58,476,584
Residential Real Estate - Investor	38,952,333	2,044,031	8,817,157	-	49,813,521
Residential Real Estate - Owner Occupied	80,672,199	79,364	4,635,362	-	85,386,925
Home Equity Line of Credit	36,589,130	-	666,516	-	37,255,646
Land	1,886,396	-	2,121,588	-	4,007,984
Construction	16,551,800	83,063	738,229	-	17,373,092
Consumer & Other	1,032,046	-	-	-	1,032,046
Total	$343,365,384	$13,377,574	$37,337,814	$-	$394,080,772

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2014.  Purchased credit impaired (“PCI”) loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$-	$-	$-	$-	$32,796,429	$332,828	$33,129,257
Commercial Real Estate - Investor	411,395	-	-	411,395	87,340,661	2,472,374	90,224,430
Commercial Real Estate - Owner Occupied	-	-	-	-	47,044,131	169,344	47,213,475
Residential Real Estate - Investor	142,524	100,219	-	242,743	39,475,920	808,174	40,526,837
Residential Real Estate - Owner Occupied	571,229	116,074	-	687,303	79,590,144	2,876,887	83,154,334
Home Equity Line of Credit	276,419	24,897	-	301,316	35,903,959	306,730	36,512,005
Land	-	-	-	-	491,246	-	491,246
Construction	-	-	-	-	15,500,614	-	15,500,614
Consumer & Other	1,535	4,789	-	6,324	1,024,822	900	1,032,046
Total	$1,403,102	$245,979	$-	$1,649,081	$339,167,926	$6,967,237	$347,784,244

PCI loans							46,296,528
Total Loans							$394,080,772

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2013.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$60,653	$-	$-	$60,653	$31,842,702	$142,881	$32,046,236
Commercial Real Estate - Investor	-	-	-	-	93,983,453	100,459	94,083,912
Commercial Real Estate - Owner Occupied	175,341	-	-	175,341	38,135,290	695,960	39,006,591
Residential Real Estate - Investor	-	226,996	-	226,996	24,892,038	472,100	25,591,134
Residential Real Estate - Owner Occupied	1,049,769	117,372	-	1,167,141	41,151,500	2,102,194	44,420,835
Home Equity Line of Credit	319,767	-	-	319,767	32,128,982	295,406	32,744,155
Land	-	-	-	-	355,191	-	355,191
Construction	104,926	-	-	104,926	17,894,719	-	17,999,645
Consumer & Other	508	-	-	508	1,309,271	-	1,309,779
Total	$1,710,964	$344,368	$-	$2,055,332	$281,693,146	$3,809,000	$287,557,478

PCI loans							33,122,854
Total Loans							$320,680,332

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

The following table presents a breakdown of loans that Company modified during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	1	$85,397	$85,397	1	$160,885	$160,885
Commercial Real Estate - Investor	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	1	397,806	397,806	1	683,763	683,763
Home Equity Line of Credit	-	-	-	1	68,685	68,685
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	2	$483,203	$483,203	3	$913,333	$913,333

For the nine months ended September 30, 2014, there were two loans modified as TDRs.  The restructuring of a C&I loan included an extension of loan maturity date at an interest rate lower than the current rate for new debt with similar risk. The restructuring of Residential Real Estate - Owner Occupied loan included an extension of the interest only period for an additional twelve months to allow more manageable debt servicing by the borrower. As of September 30, 2014, both TDRs were accruing loans.

For the nine months ended September 30, 2013, the restructuring of a HELOC resulted in interest rate concessions and changes in payment terms and monthly principal and interest payments to interest only, to allow more manageable debt service by the borrower. As of September 30, 2013 this HELOC TDR was on nonaccrual status. The restructuring of the C&I loan included an extension of the loan maturity date at an interest rate lower than the current rate with new debt with similar risk. This loan subsequently paid off in November 2013. The modification of the Residential Real Estate – Owner Occupied loan included an extension of loan maturity date and reduced payments per executed forbearance agreement. This loan subsequently transferred to real estate acquired through foreclosure in April 2014 at its carrying value of $495,000.

None of the loans modified as a TDR during the previous twelve months were in default of their modified terms at September 30, 2014.  At September 30, 2014 and December 31, 2013, the Bank had $2,140,452 and $2,582,468, respectively, in loans identified as TDRs of which $405,718 and $948,488, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 5 – Loans and Allowances for Loan Losses:

	September 30, 2014	December 31, 2013
Commercial & Industrial	$2,335,393	$2,232,303
Commercial Real Estate	26,309,003	24,360,372
Residential Real Estate	11,519,274	3,311,585
Home Equity Line of Credit	743,641	513,668
Land	3,516,738	1,361,557
Construction	1,872,479	1,343,369
Total Loans	$46,296,528	$33,122,854

The contractual amount outstanding for these loans totaled $57,341,147 and $41,571,473 as of September 30, 2014 and December 31, 2013, respectively.

The following table reflects activity in the accretable yield for these loans for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$1,069,436	$2,948,968	$1,991,662	$1,049,653
Acquired through Carrolton Merger	-	-	-	2,788,895
Acquired through Slavie Acquisition	-	-	1,058,535	-
Reclassification from nonaccretable difference	1,206,447	486,191	2,198,677	865,701
Accretion into interest income	(1,118,362)	(943,216)	(4,088,244)	(2,172,043)
Disposals	-	(5,211)	(3,109)	(45,474)
Balance at end of period	$1,157,521	$2,486,732	$1,157,521	$2,486,732

The following table reflects activity in the allowance for these loans for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$132,724	$-	$-	$213,882
Reclassification to TDR	-	-	-	(213,882)
Charge-offs	(116,999)	(25,655)	(116,999)	(29,655)
Recoveries	-	25,050	(4,040)	41,763
Provision for loan losses	(15,725)	605	121,039	(12,108)
Balance at end of period	$-	$-	$-	$-

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,520,609	$1,474,119	$1,290,120	$1,151,256
Acquired through Merger	-	-	-	908,718
New transfers from loans	185,667	242,796	1,158,932	751,148
Sales	(19,800)	(470,544)	(488,497)	(1,526,051)
Write-downs	(43,952)	(55,800)	(318,031)	(94,500)
Balance at end of period	$1,642,524	$1,190,571	$1,642,524	$1,190,571

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at September 30, 2014 consist primarily of assets recorded as a result of the Merger and the Slavie Acquisition, with a combined remaining weighted average life of approximately 7.2 years.  The following table presents the changes in the net book value of core deposit intangible assets for the nine months ended September 30, 2014 and 2013:

	2014	2013
Balance at beginning of period	$3,993,679	$173,815
Additions from the Carrollton Merger	-	4,611,362
Additions from the Slavie Acquisition	477,563	-
Amortization expense	(738,416)	(517,203)
Balance, September 30	$3,732,826	$4,267,974

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Gross carrying amount	$5,578,211	$5,100,648
Accumulated amortization	(1,845,385)	(1,106,969)
Net carrying amount	$3,732,826	$3,993,679

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at September 30, 2014:

Periods ending December 31:	Amount
2014	$254,545
2015	854,098
2016	649,939
2017	490,847
2018	402,243
Subsequent years	1,081,154
Total	$3,732,826

NOTE 9 – SHORT-TERM BORROWINGS

Borrowings at September 30, 2014 consisted of the following:

Federal Home Loan Bank Advances	September 30, 2014
Due October, 2014, Fixed Rate 0.16%	$8,000,000
Due December 2014, Daily Rate 0.355%	4,000,000
Total	$12,000,000

Interest expense on FHLB advances for the three months ended September 30, 2014 and 2013 was $12,706 and $0, respectively.  Interest expense on FHLB advances for the nine months ended September 30, 2014 and 2013 was $12,706 and $1,692, respectively.

Fixed-rate advances had a weighted-average interest rate of 0.33% for the three  and nine months ended September 30, 2014, respectively.

The Company had no long-term borrowings at December 31, 2013.

NOTE 10 – STOCK-BASED COMPENSATION

The Jefferson Bancorp, Inc. 2010 Stock Option Plan (the “Jefferson Plan”) was adopted by the Jefferson Board of Directors in September 2010 and approved by Jefferson’s stockholders in April 2011.  The Jefferson Plan provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code and non-qualified stock options (collectively “Awards”).  Awards were available for grant to officers, employees and non-employee directors, independent consultants and contractors of Jefferson and its affiliates, including the Bank.

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

On July 29, 2014, the Board of Directors of Bay Bancorp, Inc. granted options to purchase 77,000 shares of its common stock to certain officers and a consultant. The options were granted under the Jefferson Plan and as a result, the adjusted Jefferson Plan authorized a total of 559,868 shares of Bay Bancorp, Inc.’s common stock, with 539,110 shares subject to outstanding assumed options and 20,758 shares remaining for future grant.

The following weighted average assumptions were used for options granted during the nine months ended September 30, 2014:

2014
Dividend yield	0.0%
Expected life	6.0 years
Expected volatility	0.0%
Risk-free interest rate	0.00%

The dividend yield is based on estimated future dividend yields.  The expected term of share options granted is generally derived from historical experience.  Expected volatilities are generally based on historical volatilities.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following tables summarize changes in the Company's stock options outstanding for the nine months ended September 30, 2014:

	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2013	608,905	$5.23	377,255	6.3 years
Granted	187,000	4.97	-
Vested	-	4.86	108,998
Exercised	-	-	-
Cancelled	(12,890)	15.70	(12,890)
Outstanding, September 30, 2014	783,015	$5.00	473,363	6.6 years

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the nine months ended September 30, 2014 and 2013, stock-based compensation expense applicable to the Plans was $350,507 and $222,022, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $324,081 at September 30, 2014.  This amount is expected to be recognized over a remaining weighted average period of approximately 2.4 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  At September 30, 2014, there were a total of 16,256 non-vested restricted shares outstanding.  Total stock-based compensation expense attributable to the shares of restricted common stock was $22,494 and $64,159 for the three and nine months end September 30, 2014, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $53,317 at September 30, 2014.

Stock Awards

On July 29, 2014 the Board of Directors of Bay Bancorp, Inc. granted 212,000 shares of the Company’s common stock to certain directors and officers. The stock awards were granted under the Carrollton Bancorp 2007 Equity Plan and the shares had no restrictions at the date of issue.

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) was acquired through the Merger.  The Pension Plan provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit for the nine month period ended September 30, 2014 are as follows:

2014
Service cost	$45,554
Interest cost	332,029
Expected return on plan assets	(448,769)
Amortization of net loss/(gain)	(59,121)
Net periodic pension benefit	$(130,307)

Accumulated other comprehensive income related to the Pension Plan was $1,452,220 and $1,304,888 at September 30, 2014 and December 31, 2013, respectively.

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  At this time, the Company has elected not to match employee contributions as defined under this plan.  Therefore, the expense associated with this plan during the nine months ended September 30, 2014 and 2013 was $0.

NOTE 12 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Amended returns refund claims for pre-acquisition tax periods	-	-	-24.4%	0.0%
Reversal of valuation allowance attributable to future built-in losses	-	-	-8.0%	0.0%
Non-taxable bargain purchase gain	-	-147.9%	-	-34.3%
Bank owned life insurance	-0.2%	-3.8%	-1.5%	-1.2%
Tax exempt income	-	-0.8%	-0.7%	-0.4%
State income taxes, net of federal income tax benefit	5.5%	15.7%	6.1%	5.4%
Incentive stock options	0.1%	8.8%	3.0%	2.9%
Nondeductible merger-related expenses	-	6.9%	-	2.2%
Other nondeductible expenses	-0.5%	2.7%	1.1%	0.6%
Effective income tax rate	38.9%	-84.4%	9.6%	9.2%

The actual effective tax rate of 9.6% for the nine months ended September 30, 2014 includes the second quarter $482,000 refunds claimed (which were received in October 2014) on the filing of amended income tax returns for the former Carrollton Bank as well as the impact of the $157,000 partial reversal in the first quarter of 2014 of a valuation allowance attributable to estimated future built-in losses that were recorded in 2013.

The actual effective tax rates of  -84.4% and 9.2% for the three and nine months ended September 30, 2013, respectively, included a non-taxable bargain purchase gain of $2.9 million that resulted from the Merger, which was a tax-free reorganization for income tax purposes.

The bargain purchase gain recognized in 2014 is the result of the Slavie Acquisition from the FDIC in a taxable transaction.  Therefore, there is no impact from the transaction on the effective tax rate.    The estimated annual effective tax rate excluding the amended return claims and the partial reversal of the valuation allowance for the reporting periods ended September 30, 2014 was 42.0%.

The estimated annual effective tax rate excluding the impact of the restated non-taxable bargain purchase gain for the reporting periods ended September 30, 2013 was 43.5%. The estimated annual effective tax rates, excluding the above mentioned discrete items, for the reporting periods ended September 30, 2014 and September 30, 2013 were impacted by the level of permanent differences (relative to total income), including state income taxes, non-taxable income, and nondeductible expenses, resulting in an effective rate higher than the statutory rates for the interim reporting periods.

In conjunction with the Merger, the Company incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code.  As a result, applicable federal and state tax laws place an annual limitation of approximately $351,000 on the amount of certain losses that may be used, including built-in losses that existed at the date of the ownership change.  During 2013, the Company recognized built-in losses of approximately $6.9 million; a tax benefit was not recorded for a portion of these losses due to the application of the Section 382 annual limitation.  During 2014, the Company expects to recognize additional built-in losses of approximately $0.6 million.  A tax benefit of approximately $2.6 million for the carryover of excess recognized built-in losses has been recorded for the approximately $6.5 million of recognized built-in losses that the Company expects to utilize in future periods.  These loss carryforwards expire in 2034.  The Company also anticipates additional future recognized built-in losses of approximately $0.2 million.  The Company is exploring various tax planning strategies to further utilize the built-in losses for which a benefit has not been recorded.  If the Company were able to increase the realizable built-in losses, the Company may realize a tax benefit in future periods for the built-in losses not previously recognized.

Additionally, the Company had federal net operating loss carry forwards of approximately $0.6 million as of the date of the ownership change which expire in 2034.  These losses are subject to the Section 382 limitations noted above.  A tax benefit was not recorded for these losses due to the application of the Section 382 annual limitation.

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

At September 30, 2014, the Company had state net operating loss carry forwards of approximately $1.1 million, which begin to expire in 2031.  Pre-Merger Bay Bancorp, Inc. also recorded book impairment losses on certain equity securities, which would generate capital losses for tax purposes if the securities were sold at their current assessed fair market value.  A valuation allowance has been established against the corresponding deferred tax assets associated with these losses, as the benefit is not more likely than not to be realized.

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes.  Management has determined that the Company is more likely than not to realize existing net deferred tax assets as of September 30, 2014, with the exception of the items noted above.

NOTE 13- NET INCOME PER COMMON SHARE

Basic earnings per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period and does not included the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on earnings per share during loss period.

The calculation of net income per common share for the nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013
Basic earnings per share:
Net income	$(941,515)	$922,793	$1,785,146	$2,323,261
Weighted average shares outstanding (1)	10,966,251	9,363,643	10,162,200	7,971,845
Basic net (loss) income per share	$(0.09)	$0.11	$0.18	$0.29

Diluted earnings per share:
Net income	$(941,515)	$922,793	$1,785,146	$2,323,261
Weighted average shares outstanding (1)	10,966,251	9,363,643	10,162,200	7,971,845
Dilutive potential shares	32,987	20,760	37,004	9,906
Total diluted average shares outstanding	10,999,238	9,384,403	10,199,204	7,981,751
Total diluted (loss) net income per share	$(0.09)	$0.11	$0.18	$0.29

Anti-dilutive shares	290,835	181,806	272,639	296,995

(1)	Pre-Merger Jefferson common shares adjusted for the effect of the conversion to Bay Bancorp, Inc. common shares.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Outstanding loan commitments and lines and letters of credit were as follows:

	September 30, 2014	December 31, 2013

Loan commitments	$5,467,601	$6,224,298
Unused lines of credit	67,745,447	58,479,498
Standby letters of credit	1,921,131	2,254,568

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

NOTE 15 – FAIR VALUE

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There were no transfers between Level 1 and Level 2 and no change in valuation techniques used to measure fair value of securities available for sale for the period ended September 30, 2014.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2014
U.S. government agency	$7,723,677	$-	$7,723,677	$-
Residential mortgage-backed securities	21,484,958	-	21,484,958	-
State and municipal	5,185,793	-	5,185,793	-
Equity securities	34,318	34,318	-	-
	$34,428,746	$34,318	$34,394,428	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

December 31, 2013
U.S. government agency	$7,525,915	$-	$7,525,915	$-
Residential mortgage-backed securities	23,801,003	-	23,801,003	-
State and municipal	5,189,886	-	5,189,886	-
Equity securities	69,865	69,865	-	-
	$36,586,669	$69,865	$36,516,804	$-

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis. Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

The tables below present the recorded assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013:

September 30, 2014:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$2,677,002	$-	$-	$2,677,002
Real estate acquired through foreclosure	1,234,064	-	-	1,234,064
	$3,911,066	$-	$-	$3,911,066

December 31, 2013:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$875,357	$-	$-	$875,357
Real estate acquired through foreclosure	960,006	-	-	960,006
	$1,835,363	$-	$-	$1,835,363

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

The following disclosure of estimated fair values of the Company's financial instruments at September 30, 2014 and December 31, 2013 is made in accordance with the requirements of ASC Topic 820:

		September 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$16,972,930	$16,972,930	$23,273,060	$23,273,060
Time deposits with banks	Level 2	284,849	284,849	-	-
Investment securities available for sale (debt)	Level 2	34,394,428	34,394,428	36,516,804	36,516,804
Investment securities available for sale (equity)	Level 1	34,318	34,318	69,865	69,865
Investment securities held to maturity (debt)	Level 2	1,334,462	1,323,818	-	-
Restricted equity securities	Level 2	1,367,995	1,367,995	1,009,695	1,009,695
Loans held for sale	Level 2	6,317,277	6,317,277	12,836,234	12,836,234
Loans, net of allowance	Level 3	392,951,522	398,652,382	319,829,332	327,390,640
Accrued interest receivable	Level 2	1,277,781	1,277,781	1,186,748	1,186,748

Financial liabilities:
Deposits	Level 3	398,596,342	399,125,345	360,993,471	361,208,309
Short-term borrowings	Level 2	-	-	-	-
Accrued interest payable	Level 2	32,795	32,795	38,642	38,642

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, federal funds sold and overnight investments.  The carrying amount approximated the fair value.

Time deposits with banks. The carrying amount of time deposits with banks approximated fair value.

Investment securities (available for sale).  The fair value of debt securities is based upon quoted prices for similar assets or externally developed models that use significant observable inputs.  The fair value of equity securities is based on quoted market prices.

Investment securities (held to maturity).  The fair value of debt securities is based upon quoted prices for similar assets or externally developed models that use significant observable inputs.

Restricted equity securities.  Since these stocks are restricted as to marketability, the carrying value approximated fair value.

Loans held for sale.  The carrying amount approximated the fair value.

Loans.    The fair value of loans was estimated by computing the discounted value of estimated cash flows, adjusted for probable credit losses, for pools of loans having similar characteristics. The discount rate was based upon the current market rate for a similar loan. Nonperforming loans had an assumed interest rate of 0%.

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

Short-term borrowings.    The carrying amount of fixed rate FHLB advances approximated fair value due to the short-term nature of the instrument. The carrying amount of variable rate FHLB advances approximated the fair value.

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

NOTE 16 – REGULATORY MATTERS

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

Until the adoption of the Basel III Capital Rules, the Company is not subject to its specific capital requirements.  The Basel III Capital Rules generally will subject the Company to the same capital requirements that apply to other depository institution holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At September 30, 2014 and December 31, 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of September 30, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$60,376	16.14%	$29,922	8.00%	$37,402	10.00%

Tier I Risk-Based Capital Ratio	$59,247	15.84%	$14,961	4.00%	$22,441	6.00%

Leverage Ratio	$59,247	12.51%	$18,943	4.00%	$23,679	5.00%

As of December 31, 2013:

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included September 30, 2014 and December 31, 2013.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At September 30, 2014, there were no loans from the Bank to any nonbank affiliate, including the parent company.

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

On May 30, 2014, Bay Bank, FSB (the“Bank”) entered into a Purchase and Assumption Agreement (the “Slavie Agreement”) with Federal Deposit Insurance Corporation (“FDIC”) pursuant to which it acquired certain assets and assume substantially all deposits and certain other liabilities (the “Slavie Acquisition”), of Slavie Federal Savings Bank (“Slavie”), which was closed on that date by the Office of the Comptroller of the Currency (“OCC”).  The OCC appointed the FDIC as the Receiver of the failed institution.  The Slavie Agreement did not include a loss share arrangement.  The acquired net assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date.  Management believes that the Slavie Acquisition presented an opportunity to add earning assets at a discount along with a long-tenured deposit base.

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

Prior to the Merger, the Company had one bank subsidiary, Carrollton Bank, and Jefferson had one bank subsidiary, the Bank.  The Bank commenced operations on July 9, 2010.  As part of the Merger, Carrollton Bank merged with and into the Bank, with the Bank as the surviving bank subsidiary of the Company (the “Bank Merger”).  The Bank is a federal savings bank (“FSB”) that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its automated teller machines.  Deposits in the Bank are insured by the FDIC.  The Bank has six subsidiaries:  Bay Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); Flagship Acquisition Trust;  and three limited liability company subsidiaries.

We are focused on providing superior financial and customer service to small and medium-sized commercial and retail businesses, owners of these businesses and their employees, to business professionals and to individual consumers located in the central Maryland region, through our network of ten branch locations.  We attract deposit customers from the general public and use such funds, together with other borrowed funds, to make loans.  Our results of operations are primarily determined by the difference between interest income earned on our interest-earning assets, primarily interest and fee income on loans, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

Our mortgage division is in the business of originating residential mortgage loans and then selling them to investors.  The division also originates adjustable rate residential mortgage loans for the Bank’s portfolio.  The mortgage banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market.  Mortgage banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.  Loans originated by the mortgage division are generally sold into the secondary market but may be considered for retention by us as part of our balance sheet strategy.

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

CCDC has been used to promote, develop, and improve the housing and economic conditions of people in Maryland.  Efforts have been coordinated with local non-profit organizations to identify opportunities in the community.  CCDC worked with a local non-profit ministry whose mission and vision is to eliminate poverty housing in the region by building decent houses for affordable homeownership throughout the Baltimore metropolitan region. CCDC generates revenue through the origination and holding of loans for the purchase of these homes

AVAILABILITY OF INFORMATION

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

OVERVIEW

Net income was $1.79 million or $0.18 per diluted share for the nine months ended September 30, 2014, compared to net income of $2.32 million or $0.29 per diluted share for the first nine months of 2013.  For the third quarter of 2014, we reported a net loss of $0.94 million or $0.09 per diluted share, compared to net income of $2.64 million or $0.26 per diluted share for the second quarter of 2014 and net income of $0.92 million or $0.11 per diluted share for the third quarter of 2013.  The results for the nine months ended September 30, 2014 include a $511,000 bargain purchase gain compared to a $2.86 million bargain purchase gain for the first nine months of 2013.

During the third quarter of 2014, after completing strategic steps in the second quarter of 2014 to reduce core operating expenses and cost of funds, the Bank absorbed $1.1 million of previously announced, one-time stock-based compensation expense, and $0.6 million in expenses related to the Slavie Acquisition and subsequent integration.  The Slavie Acquisition supports our plan to add earning assets at a discount, increase scale and improve profitability going forward.

The return on average assets for the three and nine months ended September 30, 2014 was -0.77% and 0.54%, respectively, as compared to 0.80% and 0.93%, respectively, for the same periods of 2013.  The return on average equity for the three and nine months ended September 30, 2014 was -5.62% and 3.89%, respectively, as compared to 6.74% and 6.70%, respectively, for the same periods of 2013.

Total assets decreased to $480 million at September 30, 2014 from $487 million at June 30, 2014 and $419 million at December 31, 2013.

Total loans were $394 million at September 30, 2014, a decrease of 0.3% from $395 million at June 30, 2014 and an increase of 23% from $321 million at December 31, 2013.

Total deposits were $399 million at September 30, 2014, a decrease of 5% from $419 million at June 30, 2014 and an increase of 10% from $361 million at December 31, 2013.

Net interest income for the three and nine month periods ended September 30, 2014 totaled $5.5 million and $16.5 million, respectively, compared to $5.8 million and $12.5 million, respectively, for the same periods of 2013.  The third quarters were comparable from a leverage basis with variable accretion income credited at a slower pace in third quarter of 2014.  Discount recognition will vary due to the timing and nature of resolutions. Third quarter of 2014 recognition trailed the third quarter of 2013 recognition by $0.46 million.  Earning asset leverage was a key driver in year-over-year results, as average earning assets increased to $401 million for the nine months ended September 30, 2014, compared to $311 million for the same period of 2013.

Net interest margin for the three and nine months ended September 30, 2014 was 4.80% and 5.50%, respectively, compared to 5.44% and 5.37%, respectively, for the same periods of 2013.  The third quarter decrease reflects the variable pace of accretion income. For the first nine months of 2014, favorable credit resolutions and a 14 basis point decrease in the average cost of interest bearing liabilities to 0.42% when compared to the same period of 2013 support the 13 basis point improvement.

Nonperforming assets increased to $20.67 million at September 30, 2014, up from $18.46 million at June 30, 2014 and $9.60 million at December 31, 2013.  The increase resulted from the Slavie Acquisition, which added performing credit impaired loans at June 30, 2014, all with purchase discounts which are expected to be sufficient to resolve any credit impairments.

The provision for loan losses in the three and nine months ending September 30, 2014 was $220,000 and $580,000, respectively, compared to $350,000 and $534,000, respectively, for the same periods of 2013.  The changes from the 2013 periods were due primarily to charge offs recorded on collateral dependent loans and specific reserves established for loans acquired in the Merger.  As a result, the allowance for loan losses was $1.13 million at September 30, 2014, representing 0.29% of total loans, compared to $0.85 million, or 0.27% of total loans, at December 31, 2013.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

Total Capital increased to $65.2 million at September 30, 2014 from $65.0 million at June 30, 2014 and $54.6 million at December 31, 2013.  The book value of Bay Bancorp, Inc. common stock was $5.92 per share at September 30, 2014, compared to $6.01 per share at June 30, 2014 and $5.82 per share at December 31, 2013

Recent Events

On July 29, 2014, the Company’s Board of Directors granted 212,000 shares of the Company’s common stock to certain directors and officers and granted options to purchase 77,000 shares of the Company’s common stock to certain officers and a consultant.  The equity awards were granted to recognize the grantees’ efforts in building the Bank since being founded in 2010 by Financial Services Partners Fund I, LLC (“FSPF”).  H Bancorp, LLC was formed on June 30, 2014 as the successor entity to FSPE and the Company’s new top-tier holding company.  The liquidation of FSPF was a condition imposed by the Board of Governors of the Federal Reserve System as part of its approval of the Merger.  The Company realized an expense of $1.1 million in the third quarter of 2014 as a result of these equity awards. Further details can be found in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014.

In the Slavie Acquisition, the Bank acquired assets with a fair value of $117.1 million, including $82.9 million in loans, while assuming liabilities of $110.8 million.  The Bank did not acquire any of Slavie’s other real estate owned.

An independent valuation specialist was engaged during the third quarter of 2014 to prepare a fair valuation analysis for the Slavie loan portfolio, core deposit intangible asset, and time deposit portfolio.  The valuation resulted in a pre-tax bargain purchase gain of $511,000 compared to an initial estimated pre-tax bargain purchase gain of $697,000 recorded at June 30, 2014.  The adjusted valuation was properly recorded as a second quarter 2014 adjustment, resulting in an $113,000 decrease in second quarter after-tax income.  Summary valuation as of May 30, 2014 includes an overall loan fair value mark-to-market discount to book value of $7.83 million, a core deposit intangible of $0.48 million and a certificate premium of $0.13 million.

We anticipate a normal level of expenses in the fourth quarter of 2014 related to the Slavie system conversion and other acquisition related costs.

Over the weekend of October 10, 2014, the Bank completed the core system integration of the Slavie/FISERV platform to the Bay Bank/FIS platform.  The Finance/General Ledger consolidation was also completed within this integration.  Several Slavie employees filled open positions within the Bank and have relocated to their new locations.

The former headquarters branch for Slavie was closed on October 10, 2014.  All deposits were transferred to the Bank’s Hickory branch location.  We anticipate no additional costs related to the facility.

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

Investment Securities

Our investment policy authorizes management to invest in traditional securities instruments in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds. The investment portfolio consists of available for sale and held-to-maturity securities. Available for sale securities are securities that we intend to hold for an indefinite period of time but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors. Held-to-maturity securities are investment securities, comprised of debt and mortgage-backed securities, that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

RESULTS OF OPERATIONS

Net Interest Income

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$15,145,200	$7,217	0.19%	$31,173,177	$20,730	0.26%
Investment securities available for sale	36,385,239	211,289	2.30%	27,953,097	149,767	2.14%
		-
Investment securities held to maturity	496,138	5,158	4.12%	-	-	0.00%

Restricted equity securities	1,205,551	(2,585)	-0.85%	690,700	4,500	2.58%
Total cash and investments	53,232,128	221,079	1.65%	59,816,974	174,997	1.16%

Loans held for sale	6,141,356	64,265	4.19%	36,152,972	349,561	3.87%
Loans, net
Commercial & Industrial	61,379,076	796,794	5.15%	40,861,175	800,352	7.77%
Commercial Real Estate	154,581,582	2,139,654	5.49%	158,063,888	2,660,710	6.68%
Residential Real Estate	124,551,744	1,785,037	5.73%	61,938,709	1,121,242	7.24%
HELOC	39,930,506	491,236	4.92%	41,583,873	519,414	5.00%
Construction	14,030,571	257,260	7.27%	21,462,642	368,474	6.81%
Land	1,774,082	42,186	9.43%	1,723,718	176,465	40.62%
Consumer & Other	1,055,035	25,093	9.44%	2,185,037	32,645	5.93%
Total loans, net (1)	397,302,596	5,537,260	5.53%	327,819,042	5,679,302	6.87%
Total earning assets	456,676,080	$5,822,604	5.06%	423,788,988	$6,203,860	5.81%
Cash	3,867,123			7,383,118
Allowance for loan losses	(1,115,411)			(765,831)
Market valuation	271,053			(196,364)
Other assets	25,476,162			27,757,018
Total non-earning assets	28,498,927			34,177,941
Total Assets	$485,175,007			$457,966,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$86,148,810	$24,346	0.11%	$67,150,443	$19,931	0.12%
Money market	85,103,308	77,138	0.36%	83,028,390	76,174	0.36%
Certificates of deposit	133,898,612	184,884	0.55%	149,947,049	301,054	0.80%
Total interest-bearing deposits	305,150,730	286,368	0.37%	300,125,882	397,159	0.53%
Borrowed funds:
Federal funds purchased	-	-	-	-	-	-
FHLB advances	14,893,759	12,706	0.34%	-	-	-
Total borrowed funds	14,893,759	12,706	0.34%	-	-
Total interest-bearing funds	320,044,489	299,074	0.37%	300,125,882	397,159	0.53%
Noninterest-bearing deposits	95,814,126	-		98,384,826	-
Total cost of funds	415,858,615	$299,074	0.29%	398,510,708	$397,159	0.40%
Other liabilities and accrued expenses	2,664,301			5,159,906
Total Liabilities	418,522,916			403,670,614
Stockholders' Equity	66,652,091			54,296,315
Total Liabilities and Stockholders' Equity	$485,175,007			$457,966,929
Net interest income and spread (2)		$5,523,530	4.69%		$5,806,701	5.28%
Net interest margin (3)			4.80%			5.44%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$32,640,616	$39,245	0.16%	$28,702,898	$58,526	0.27%
Investment securities available for sale	37,545,164	691,087	2.46%	20,313,935	310,900	2.04%
Investment securities held to maturity	167,197	5,158	4.12%	-	-	0.00%
Restricted equity securities	1,263,218	10,070	1.06%	544,539	10,586	2.60%
Total cash and investments	71,616,195	745,560	1.39%	49,561,372	380,012	1.03%

Loans held for sale	6,223,878	196,274	4.20%	21,517,686	590,714	3.66%
Loans, net
Commercial & Industrial	36,271,522	1,949,582	7.19%	30,118,143	1,812,076	8.04%
Commercial Real Estate	156,713,201	7,606,983	6.49%	115,183,781	5,570,534	6.47%
Residential Real Estate	81,086,007	4,349,089	7.15%	47,212,067	2,658,607	7.51%
HELOC	30,978,309	1,512,797	6.51%	28,087,440	1,211,108	5.75%
Construction	14,952,647	833,247	7.45%	15,235,703	826,097	7.25%
Land	1,721,383	132,865	10.32%	1,946,873	263,527	18.10%
Consumer & Other	1,154,154	72,914	8.45%	1,729,460	68,877	5.32%
Total loans, net (1)	322,877,223	16,457,477	6.81%	239,513,467	12,410,826	6.93%
Total earning assets	400,717,296	$17,399,311	5.81%	310,592,525	$13,381,552	5.76%
Cash	12,655,169			4,826,887
Allowance for loan losses	(3,169,476)			(787,898)
Market valuation	154,259			248,285
Other assets	35,122,534			18,542,519
Total non-earning assets	44,762,486			22,829,793
Total Assets	$445,479,782			$333,422,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$69,673,458	$67,116	0.13%	$43,217,713	$45,057	0.14%
Money market	80,721,057	223,247	0.37%	57,905,369	163,236	0.38%
Time deposits	119,384,436	606,233	0.68%	113,701,701	690,470	0.81%
Total interest-bearing deposits	269,778,951	896,596	0.44%	214,824,783	898,763	0.56%
Borrowed funds:
Federal funds purchased	-	-	0.00%	18,315	139	1.01%
FHLB advances	5,019,142	12,706	0.34%	37,363	1,553	5.56%
Total borrowed funds	5,019,142	12,706	0.34%	55,678	1,692	4.06%
Total interest-bearing funds	274,798,093	909,302	0.44%	214,880,461	900,455	0.56%
Noninterest-bearing deposits	93,621,837	-		68,652,131	-
Total cost of funds	368,419,930	$909,302	0.33%	283,532,592	$900,455	0.42%
Other liabilities and accrued expenses	1,989,167			3,551,366
Total Liabilities	370,409,097			287,083,958
Stockholders' Equity	75,070,685			46,338,360
Total Liabilities and Stockholders' Equity	$445,479,782			$333,422,318
Net interest income and spread (2)		$16,490,009	5.36%		$12,481,097	5.20%
Net interest margin (3)			5.50%			5.37%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income increased by $4.0 million for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013.  The increase was supported by $90 million of growth in average interest earning assets added by the Merger and the Slavie Acquisition, a 14 basis point reduction in the average cost of funds, and a 5 basis point increase in the average rates earned on interest earning assets.  The net interest margin for the third quarter of 2014 decreased to 4.80% from 5.56% for the second quarter of 2014 and 5.44% for the third quarter of 2013.  While the average rates on interest earning assets increased, interest income recognition was assisted by favorable accretions of net discounts on loans of $0.9 million and $4.0 million during the three and nine month periods of 2014, respectively, compared to $1.2 million and $3.2 million, respectively, during the same periods of 2013. As of September 30, 2014, the remaining net loan discounts on the Bank’s loan portfolio, including pre-Merger Bank loans and loans acquired in the Merger and the Slavie acquisition totaled $16.6 million.

Total interest income decreased by $0.4 million, or -6.15%, for the three months ended September 30, 2014, when compared to the same period in 2013. Total interest income increased by  $4.0 million, or 30.02%, for the nine months ended September 30, 2014, when compared to the same periods in 2013.  Interest income on loans decreased by $0.1 million, or -2.29%, for the three months ended September 30, 2014 and increased  by $4.0 million, 32.61%, for the nine months ended September 30, 2014 when compared to same periods of 2013.  Interest income on loans held for sale, investment securities and interest-bearing deposits in banks and federal funds sold decreased by an aggregate of $0.2 million and increased by the aggregate of $0.1 million for the three and nine months ended September 30, 2014, respectively, when compared to same periods of 2013. Due primarily to the Merger and the Slavie Acquisition, average interest-earning assets increased by $32.9 million and $90.1 million, respectively, while average interest-bearing liabilities increased $20.1 and $73.7 million during the three and nine months ended September 30, 2014, respectively, when compared to same periods of 2013.

Total interest expense decreased by $0.1 million, or 24.7% for the three months ended September 30, 2014, when compared to same period of 2013. The total cost of interest-bearing liabilities decreased to 0.42% for the nine months ended September 30, 2014, as compared to 0.56% for same period of 2013.  Average noninterest-bearing deposits increased by $2.6 million and $25.0 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, again, primarily due to the Merger and the Slavie Acquisition.

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

The provision for loan losses in the three and nine months ending September 30, 2014 was $220,000 and $580,000, respectively, compared to $350,000 and $534,000, respectively, for the same periods of 2013.  The changes from the 2013 periods were due primarily to charge-offs and specific reserves established for loans acquired in the Bank Merger and loan originations thus far in 2014.  As a result, the allowance for loan losses was $1.13 million at September 30, 2014, representing 0.29% of total loans, compared to $1.10 million, or 0.28% of total loans, at June 30, 2014 and $0.85 million, or 0.27% of total loans, at December 31, 2013.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

Noninterest Income

 The following tables reflect the amounts and changes in noninterest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		2014 vs 2013
	2014	2013	$ Change	% Change

Electronic banking fees (1)	$674,701	$708,300	$(33,599)	-5%
Mortgage-banking fees and gains (1)	259,740	529,570	(269,830)	-51%
Net (loss) gain on sale of real estate acquired through foreclosure	(1,503)	40,998	(42,501)	-104%
Brokerage commissions (1)	-	199,392	(199,392)	-100%
Service charges on deposit accounts	99,451	100,476	(1,025)	-1%
Other income	95,003	184,311	(89,308)	-48%
Total Noninterest Income	$1,127,392	$1,763,047	$(635,655)	-36%

	Nine Months Ended September 30,		2014 vs 2013
	2014	2013	$ Change	% Change

Electronic banking fees (1)	$1,991,048	$1,359,477	$631,571	46%
Mortgage banking fees and gains (1)	767,803	1,556,385	(788,582)	-51%
Net gain on sale of real estate acquired through foreclosure	27,422	89,342	(61,920)	-69%
Brokerage commissions (1)	-	316,884	(316,884)	-100%
Service charges on deposit accounts	303,396	191,690	111,706	58%
Bargain purchase gain	510,844	2,860,199	(2,349,355)	-82%
Other income	3,031,629	397,418	2,634,211	663%
Total Noninterest Income	$6,632,142	$6,771,395	$(139,253)	-2%

(1)	New business unit acquired in the Merger

Noninterest income for the three months ended September 30, 2014 was $1.13 million compared to $1.76 million for the same period in 2013.  This decrease was primarily the result of $0.27 million decrease in mortgage banking fees and gains along with a $0.20 million decline in brokerage commissions. Expectations are for increased income in both areas in upcoming quarters.

Noninterest income for the nine months ended September 30, 2014 was $6.63 million compared to $6.77 million for the same period in 2013.  This variance is the result of the 2014 recognition of the remaining interest rate mark-to-market adjustment on IRA deposits of $2.16 million and a 2014 $0.51 million bargain purchase gain associated with the Slavie Acquisition compared to the $2.86 million bargain purchase gain associated with the Merger that was recognized during the first nine months of 2013.  Electronic banking fees increased by $0.63 million during the first nine months of 2014, as the Merger added this business unit to the Bank.  Mortgage banking fees for the first nine months of  2014 declined by $0.79 million when compared to the same period of 2013, while deposit service charges increased by $0.1 million.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		2014 vs 2013
	2014	2013	$ Change	% Change

Salary and employee benefits	$3,244,553	$3,461,109	$(216,556)	-6%
Occupancy expenses	722,573	716,482	6,091	1%
Furniture and equipment expenses	280,320	239,704	40,616	17%
Legal, accounting and other professional fees	356,226	344,867	11,359	3%
Data processing and items processing services	371,572	394,021	(22,449)	-6%
FDIC insurance costs	84,882	82,246	2,636	3%
Advertising and marketing related expenses	105,546	78,277	27,269	35%
Foreclosed property expenses	113,903	104,170	9,733	9%
Loan collection costs	152,196	143,021	9,175	6%
Core deposit intangible amortization	245,674	336,273	(90,599)	-27%
Merger and acquisition related expenses	637,272	143,709	493,563	343%
Other expenses	1,656,932	674,990	981,942	145%
Total Noninterest Expenses	$7,971,649	$6,718,869	$1,252,780	19%

The following table reflects the amounts and changes in noninterest expense for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		2014 vs 2013
	2014	2013	$ Change	% Change

Salary and employee benefits	$9,769,014	$7,644,886	$2,124,128	28%
Occupancy expenses	2,256,683	1,458,086	798,597	55%
Furniture and equipment expenses	875,274	526,551	348,723	66%
Legal, accounting and other professional fees	1,088,451	961,948	126,503	13%
Data processing and item processing services	863,909	832,636	31,273	4%
FDIC insurance costs	287,568	194,572	92,996	48%
Advertising and marketing related expenses	290,511	220,254	70,257	32%
Foreclosed property expenses	504,295	273,084	231,211	85%
Loan collection costs	305,099	303,253	1,846	1%
Core deposit intangible amortization	738,416	517,203	221,213	43%
Merger and acquisition related expenses	877,560	1,998,646	(1,121,086)	-56%
Other expenses	2,710,244	1,228,680	1,481,564	121%
Total Noninterest Expenses	$20,567,024	$16,159,799	$4,407,225	27%

Noninterest expense for the three months ended September 30, 2014 was $7.97 million compared to $6.26 million for the prior quarter and $6.72 million for the third quarter of 2013.  The primary contributors to the increase when compared to the third quarter of 2013 were increases in Merger-related expenses of $0.49 million and other expenses of $0.98 million.

Noninterest expense for the nine months ended September 30, 2014 was $20.57 million compared to $16.16 million for the same period in 2013, an increase of $4.41 million.  The increase relates to the inclusion during the first three quarters of 2014 of a full nine months of ongoing expenses related to the Merger and $0.76 million of expenses from the Slavie Acquisition.  Categories impacted by these full nine months of expenses were increases in salaries and employee benefits of $2.12 million, occupancy, furniture and equipment expenses of $1.10 million, foreclosed property expenses of $0.23 million, legal, accounting and other professional fees of $0.13 million and core deposit intangible amortization of $0.22 million.  This was offset by a $1.12 million decline in Merger-related expenses. The increase in other expenses relates to the 212,000 shares awarded and immediately vested in July 2014, along with a full nine months of other expenses related to the Merger.

Income Taxes

The actual effective tax rate of 38.9% for the three months ended September 30, 2014 is slightly lower than the federal and state combined statutory rate primarily due to that portion of our investment portfolio that is invested in municipal bonds.

The actual effective tax rate of 9.6% for the nine months ended September 30, 2014 includes the second quarter $482,000 refunds claimed on the filing of amended income tax returns for the former Carrollton Bank as well as the impact of the $157,000 partial reversal in the first quarter of 2014 of a valuation allowance attributable to estimated future built-in losses that were recorded in 2013.

The actual effective tax rates of -84.4% and 9.2% for the three and nine months ended September 30, 2013, respectively, included a non-taxable bargain purchase gain of $2.9 million that resulted from the tax free Merger.

The bargain purchase gain recognized in 2014 is the result of the Slavie Acquisition in a taxable transaction.  Therefore, there is no impact from the transaction on the effective tax rate.  The estimated annual effective tax rate excluding the amended return claims and the partial reversal of the valuation allowance for the reporting periods ended September 30, 2014 was 42.0%.

The estimated annual effective tax rate excluding the impact of the restated non-taxable bargain purchase gain for the reporting periods ended September 30, 2013 was 43.5%.  The estimated annual effective tax rates, excluding the above mentioned discrete items, for the reporting periods ended September 30, 2014 and September 30, 2013 were impacted by the level of permanent differences (relative to total income), including state income taxes, non-taxable income, and nondeductible expenses, resulting in an effective rate higher than the statutory rates for the interim reporting periods.

FINANCIAL CONDITION

Total assets were $480 million at September 30, 2014, an increase of $60.4 million, or 14%, when compared to December 31, 2013.  The increase was due to net increases in loans of $73.4 million, or 23%.  The Bank acquired net loans of $82.9 million in the Slavie Acquisition, which was offset by a net loan decline of $9.9 million and a $6.5 million decrease in mortgage loans held for sale.  Excluding $7.0 of net principal repayments from the Slavie portfolio in the third quarter of 2014, the Bank achieved increased commercial and residential lending volume, as third quarter new loan originations and draws exceeded loan principal repayments by $6.4 million.

Total deposits were $399 million at September 30, 2014, an increase of $37.6 million, or 10%, when compared to December 31, 2013.  The increase was primarily driven from $110.8 million deposits assumed in the Slavie Acquisition, offset by the $24.0 million decrease from the exit of the IRA product line, a net $9.5 million decrease resulting from the three closed Bank branch locations, and deposits acquired in the Slavie Acquisition declining by $42.7 million as part of the Bank’s strategy to reposition the deposit composition in connection with the FDIC receivership.  Organic net deposit growth of $3 million completes the activity over the first three quarters of 2014.

Stockholders’ equity was $65.2 million at September 30, 2014, an increase of $10.6 million, or 20% when compared to December 31, 2013.  The increase resulted primarily from the $7.0 million received in the Capital Transaction and the retention of corporate earnings.

Investment Securities

Our investment policy authorizes management to invest in traditional securities instruments in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment portfolio consists of available-for-sale and held-to-maturity securities.  Available-for-sale securities are those securities that we intend to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.  Held-to-maturity securities are securities we have the intent and ability to hold until maturity.  These securities are carried at amortized cost.

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

Investment securities decreased $0.8 million, or 2.3%, to $35.8 million at September 30, 2014, from $36.6 million at December 31, 2013.  This decrease was the result of net principal pay downs, discount accretion and premium amortization totaling $2.8 million and an increase in market value of $0.5 million offset by net purchases and acquisitions of $1.5 million.

Restricted Equity Securities

Restricted equity securities increased  $0.4 million or 35.49%, to $1.4 at September 30, 2014, from $1.0 million at December 31, 2013.  This increase was the result of additional purchases of FHLB stock required as a result of increased borrowings from the FHLB.

Loans Held for Sale

Loans held for sale were $6.3 million at September 30, 2014 compared to $12.8 million at December 31, 2013.  The decrease in loans held for sale was due to loan sales outpacing new originations during the first nine months of 2014.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

Loans, net of deferred fees and costs, increased by $73.4 million from $320.7 million at December 31, 2013 to $394.1 million at September 30, 2014, primarily due to the Slavie Acquisition.

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

At September 30, 2014, we had 274 impaired loans totaling $52.4 million (including PCI loans of $46.3 million).  Of this amount, 59 impaired loans totaling $11.2 million were classified as nonaccrual loans.  At September 30, 2014, troubled debt restructurings, or TDRs, included in impaired loans totaled $2.1 million, eight loans of which were included in nonaccrual loans having a total balance of $0.4 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At September 30, 2014, there were no specific reserves included in the allowance for loan losses for impaired loans.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30, 2014	December 31, 2013

Nonaccrual loans excluding PCI loans	$6,967,237	$3,809,000
Nonaccrual PCI loans	4,837,477	179,114
TDR loans excluding those in nonaccrual loans or past due 90+ days	1,734,734	1,633,980
Accruing loans past due 90+ days excluding PCI loans	-	-
Accruing PCI loans past due 90+ days	5,487,280	2,692,572

Total nonperforming loans	19,026,728	8,314,666

Real estate acquired through foreclosure	1,642,524	1,290,120

Total nonperforming assets	$20,669,252	$9,604,786

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

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of September 30, 2014, these loans totaled $27.6 million and consisted primarily of Commercial Real Estate loans and Residential Real Estate loans which had balances of $16.3 million and $7.9 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

Allowance for Loan Losses and Credit Risk Management

Management valued the loan portfolio acquired by the Bank as part of the Slavie Acquisition with the assistance of an independent third party appraiser.  Based on the Bank’s review of the fair values of the acquired loans as presented in the appraisal report provided during the third quarter and overall assessment of the condition of the acquired loans since acquisition, an updated specific reserve or general reserve analysis was not deemed necessary on this acquired portfolio at September 30, 2014.  As such, the methodology and summary results of the allowance analysis described herein relate solely to the legacy pre-Slavie Acquisition Bay Bank loan balances at September 30, 2014.

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

The allowance was $1,129,250 at September 30, 2014, compared to $851,000 at December 31, 2013.  The allowance as a percentage of total portfolio loans was 0.29% at September 30, 2014 and 0.27% at December 31, 2013.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was a net unamortized discount of $1.1 million and $1.2 million at September 30, 2014 and December 31, 2013, respectively, which represented 4.5% and 4.2%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was a net unamortized discount of $1.7 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively, which represented 1.3% and 1.1%, respectively, of the related loan balance. As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three and nine months ended September 30, 2014, we recorded net charge-offs of $190,769 and $301,967, respectively, compared to net charge-offs of $398,328 and $499,089, respectively, during the same periods of 2013.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of year	$1,099,646	$738,437	$851,000	$655,942
Chargeoffs:
Commercial & Industrial	-	(41,260)	-	(41,260)
Commercial Real Estate	(79,633)	(85,805)	(216,589)	(85,805)
Residential Real Estate	(125,827)	(297,998)	(163,304)	(441,421)
Home Equity Line of Credit	(15,508)	-	(79,492)	-
Land	-	-	-	-
Construction	-	-	-	-
Consumer & Other		(1,000)		(1,000)
Total charge-offs	(220,968)	(426,063)	(459,385)	(569,486)

Recoveries:
Commercial & Industrial	30,000	-	30,000	-
Commercial Real Estate	-	-	101,614	-
Residential Real Estate	-	3,702	5,542	33,793
Home Equity Line of Credit	-	1,007	9,844	13,578
Land	-	23,026	-	23,026
Construction	-	-	-	-
Consumer & Other	199	-	10,418	-
Total recoveries	30,199	27,735	157,418	70,397

Net charge-offs	(190,769)	(398,328)	(301,967)	(499,089)
Provision for loan loss	220,373	350,365	580,217	533,621

Balance at end of period	$1,129,250	$690,474	$1,129,250	$690,474

Net charge-offs annualized as a percentage of average loans	0.19%	0.49%	0.12%	0.28%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	September 30, 2014		December 31, 2013		2014 vs 2013
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$92,902,861	23%	$90,077,139	25%	$2,825,722	3%

Interest-bearing deposits:
Checking	51,513,763	13%	42,378,939	12%	9,134,824	22%
Savings	37,574,748	9%	27,817,849	8%	9,756,899	35%
Money market	83,871,365	21%	78,356,997	22%	5,514,368	7%
Total interest-bearing checking, savings and money market deposits	172,959,876	43%	148,553,785	42%	24,406,091	16%

Time deposits under $100,000	56,029,038	14%	59,403,534	16%	(3,374,496)	-6%
Time deposits of $100,000 or more	76,704,567	19%	62,959,013	17%	13,745,554	22%
Total time deposits	132,733,605	33%	122,362,547	33%	10,371,058	8%

Total interest bearing deposits	305,693,481	77%	270,916,332	75%	34,777,149	13%

Total Deposits	$398,596,342	100%	$360,993,471	100%	$37,602,871	10%

Total deposits were $399 million at September 30, 2014, an increase of $38 million, or 10%, when compared to December 31, 2013.  The increase was primarily driven by $110.8 million in deposits assumed in the Slavie Acquisition, offset by the $24.0 million decrease from the exit of the IRA product line, a net $9.5 million decrease resulting from the three closed Bank branch locations, and deposits acquired in the Slavie Acquisition declining by $43.1 million as part of the Bank’s strategy to reposition the deposit composition.  The Bank generated organic net deposit growth of $3 million over the first nine months of 2014.  Within the deposit base, non-interest bearing demand account balances increased $3 million, or 3%; money market balances increased $6 million, or 7%, and time deposit balances increased by $10 million, 8% higher than at year end.

The ratio of noninterest-bearing deposits to total deposits was 23% as of September 30, 2014, 2% lower than at December 31, 2013.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network (the “Network”).  Through this deposit matching network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep service (“ICS”) deposits, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At September 30, 2014, we had $14.8 million in deposits through the Network compared to $11.6 million at December 31, 2013.  We can also choose to place deposits through the Network without receiving matching deposits.  At September 30, 2014, we had placed $0.5 million of deposits through the Network for which we received no matching deposits, compared to $3.4 million at December 31, 2013.

Borrowings

Borrowings consisted of short-term FHLB advances totaling $12.0 million at September 30, 2014 and $0 at December 31, 2013.  At September 30, 2014, $8.0 million of the borrowings were 30-day advances and the remaining $4.0 million were overnight advances.  We had no long-term borrowings at September 30, 2014 and December 31, 2013.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At September 30, 2014, our total stockholders’ equity increased to $65.2 million from $54.6 million at December 31, 2013.  The increase resulted primarily from the $7.0 million received in the second quarter of 2014 from the Capital Transaction and the retention of corporate earnings.

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

Until the implementation of the Basel III Capital Rules, the Company is not subject to its specific capital requirements.  The Basel III Capital Rules generally will subject the Company to the same capital requirements that apply to other depository institution holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At September 30, 2014 and December 31, 2013, the Bank had regulatory capital in excess of those required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of September 30, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$60,376	16.14%	$29,922	8.00%	$37,402	10.00%

Tier I Risk-Based Capital Ratio	$59,247	15.84%	$14,961	4.00%	$22,441	6.00%

Leverage Ratio	$59,247	12.51%	$18,943	4.00%	$23,679	5.00%

As of December 31, 2013:

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

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

The current capital regime will significantly change when the Basel III Capital Rules are phased in starting on January 1, 2015.  These changes are discussed in Item 1 of Part I of the Company’s Annual Return on Form 10-K for the year ended December 31, 2013 under the heading “Capital Requirements” in the “Supervision and Regulation” section.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $73.2 million at September 30, 2014.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  As of September 30, 2014, we had $7.3 million in cash and due from banks, $9.7 million in interest-bearing deposits with banks and federal funds sold, and $34.4 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank (“FRB”) and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $97.5 million with the FHLB of which $65.5 million was available to be drawn on September 30, 2014 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the FRB and FHLB and, depending on the type of security, may borrow approximately 50% to 97%, respectively, of the fair market value of the securities.  The Bank had $20.3 million of securities pledged at the FHLB, $0.2 million of securities pledged at the FRB, and an additional $15.3 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $26.2 million as of September 30, 2014.  Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the FRB or to pledge unpledged securities to this institution before it could borrow against this line.  At September 30, 2014, the Bank had $12.0 million of FHLB advances outstanding.

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

We prepare a current base case and eight alternative simulations at least once a quarter and report the analysis to the board of directors.  In addition, more frequent forecasts are produced when the direction or degree of change in interest rates are particularly uncertain to evaluate the impact of balance sheet strategies or when other business conditions so dictate.

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

At September 30, 2014, the simulation analysis reflected an asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2014 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended September 30, 2014, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

BAY BANCORP, INC

Date	November 14, 2014	PRINCIPAL EXECUTIVE OFFICER:

/s/ Kevin B. Cashen
Kevin B. Cashen
President and Chief Executive Officer
(Principal Executive Officer)

PRINCIPAL FINANCIAL OFFICER:

Date	November 14, 2014	/s/ Larry D. Pickett
Larry D. Pickett
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1 31.1

Letter Agreement, dated July 29, 2014, between Bay Bancorp, Inc. and Joseph J. Thomas (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 5, 2014).”

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