Form 10-Q/A
period 2014-11-26
BAY BANCORP, INC.
filed 2014-11-26
CIK 859222

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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
(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code (410) 494-2580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $1.00 per share	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (check one):    Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 14, 2014, the number of shares outstanding of the registrant’s common stock was 9,379,753.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Bay Bancorp, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2014 (the “Original Filing”), is being filed to include, as Exhibit 10.1, the Employment Agreement, dated as of February 26, 2014, between Bay Bank, F.S.B. and Kevin B. Cashen, which was inadvertently omitted from the Original Report.  Pursuant to Exchange Act Rule 12b-15, new certifications by the Company’s principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32, so Item 6 of Part II of the Original Filing has also been amended.

Except as expressly provided above, this Amendment No. 1 on Form 10-Q/A speaks as of the date of the Original Filing and the Company has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-Q/A is subject to updating and supplementing as provided in the Company’s reports filed with the SEC subsequent to the date on which the Original Report was filed.

PART II – OTHER INFORMATION

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

BAY BANCORP, INC.

Date: November 26, 2014	By:	/s/ Kevin B. Cashen
Kevin B. Cashen
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of February 26, 2014, by and between Bay Bank, F.S.B. and Kevin B. Cashen (filed herewith)

10.9	Employment Agreement, dated as of January 2, 2014, by and between Bay Bank, F.S.B. and Larry D. Pickett*

10.10	Employment Agreement, dated as of January 2, 2014, by and between Bay Bank, F.S.B. and Russ McAtee*

31.1	Rule 13a-14(a) Certifications by the Principal Executive Officer (filed herewith)**

31.2	Rule 13a-14(a) Certifications by the Principal Financial Officer (filed herewith)**

32	Certification of Periodic Report (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T*

*	Filed with the Original Report.
**	These limited certifications are being filed pursuant to SEC Exchange Act Rules Compliance and Disclosure Interpretation 161.01. Complete certifications were filed with the Original Report.