Form 10-K
period 2014-12-31
BAY BANCORP, INC.
filed 2015-03-31
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (check one):    Large accelerated filer ☐Accelerated filer ☐    Non-accelerated filer ☐Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates was $40,684,746, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

At March 23, 2015, the number of shares outstanding of the registrant’s common stock was 11,030,773.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

BAY BANCORP, INC.

PART I

As used in this Annual Report, the term “the Company” refers to Bay Bancorp, Inc. and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Bay Bancorp, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans and strategies; objectives and intentions and the anticipated results thereof; the impact of the Merger and Slavie Acquisition; the impact of regulations on our business; our potential exposure to various types of market risks, such as interest rate risk and credit risk; anticipated funding of commitments to extend credit and unused lines of credit; potential losses from off-balance sheet arrangements, taking advantage of opportunities emerging as the business environment improves and leads to increased loan demand in the future; the recovery of fair value of available for sale securities; the allowance for loan losses; liquidity sources and the impact of the outcome of pending legal proceedings are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations.

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

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.  We undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Past results of operations are not indicative of future results.

ITEM 1. BUSINESS

GENERAL

Bay Bancorp, Inc., a Maryland corporation organized in 1990, is a savings and loan holding company headquartered in Lutherville, Maryland.  Until November 1, 2013, the Company operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s name was changed to Bay Bancorp, Inc.

On April 19, 2013, the Company completed its merger with Jefferson Bancorp, Inc. (“Jefferson”) with the Company as the surviving corporation (the “Merger”).  The Merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, Jefferson was deemed to have acquired the Company in the Merger even though the Company was the legal successor in the Merger, and the historical financial statements of Jefferson have become the Company’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Merger are those of Jefferson, and the historical consolidated financial statements after the Merger include the assets and liabilities of Jefferson and the Company, historical operations of Jefferson and operations of the combined Company after April l9, 2013.

Prior to the Merger, the Company had one bank subsidiary, Carrollton Bank, and Jefferson had one bank subsidiary, Bay Bank, FSB (the “Bank”).  The Bank commenced operations on July 9, 2010 when it bought certain assets and assumed certain liabilities of Bay National Bank (“Bay National”) from the Federal Deposit Insurance Corporation (the “FDIC”).  As part of the Merger, Carrollton Bank merged with and into the Bank, with the Bank as the surviving bank subsidiary of the Company.  The Bank is a federal savings bank (“FSB”) that provides a full range of financial services to individuals, businesses and organizations through its branch and loan origination offices and its automated teller machines.  Deposits in the Bank are insured by the FDIC.  The Bank has five subsidiaries: Bay Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); and three limited liability company subsidiaries.

On May 15, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Financial Services Partners Fund I, LLC (“FSPF”), and seven directors and executive officers of the Company (collectively, the “Investors”). Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 1,422,764 shares of the Company’s common stock, par value $1.00 per share, to the Investors at a purchase price of $4.92 per share, which was the closing bid price of a share of common stock on May 14, 2014 as reported on The NASDAQ Capital Market. The closing of this transaction occurred on May 15, 2014, and the Company received aggregate gross proceeds of $7,000,000 from the transaction. The Company contributed these proceeds to the Bank, to bolster its regulatory capital and provide funds for future acquisitions and general working capital purposes.

On May 30, 2014, the Bank acquired certain assets and assumed substantially all deposits and certain other liabilities (the “Slavie Acquisition”) of Slavie Federal Savings Bank (“Slavie”), which was closed on May 30, 2014 by the Office of the Comptroller of the Currency (the “OCC”). The Slavie Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement All Deposits, with the FDIC. The Bank did not acquire any of Slavie’s other real estate owned. Additionally, the Bank did not at closing commit to purchase any owned or leased bank premises of Slavie; however, the Bank was granted an option to elect following closing to purchase any or all of the banking premises owned by Slavie except for Slavie’s former headquarters building in Bel Air, Maryland, or in the case of leased banking premises, to assume the lease.

We are focused on providing superior financial and customer service to small and medium-sized commercial and retail businesses, owners of these businesses and their employees, to business professionals and to individual consumers located in the central Maryland region, through our network of 12 branch locations.  We attract deposit customers from the general public and use such funds, together with other borrowed funds, to make loans.  Our results of operations are primarily determined by the difference between interest income earned on our interest-earning assets, primarily interest and fee income on loans, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

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

BFS provides brokerage services and a variety of financial planning and investment options to customers.  Through December 31, 2013, these services were provided through INVEST Financial Corp. (“INVEST”) pursuant to a service agreement and BFS recognized commission income as these services were provided.  The investment options BFS offered through this arrangement included mutual funds, U.S. government bonds, tax-free municipal bonds, individual retirement accounts, long-term care, and health care insurance services. INVEST is a full-service broker/dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (the “SEC”), a member of Securities Investor Protection Corporation

(“SIPC”), and licensed with state insurance agencies in all 50 states.  BFS referred clients to an INVEST representative for investment counseling prior to purchase of securities.  Our service agreement with INVEST terminated on December 31, 2013. The Bank now offers, through strategic partners, investment advisory and wealth management services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with the Bank.  In May 2014, the Bank entered into one such fee arrangement. When sufficient volume is developed in any of these lines of business, the Bank may provide these services if permitted by applicable regulations.

The Bank’s three limited liability company subsidiaries manage and dispose of real estate acquired through foreclosure.

CCDC was created to promote, develop, and improve the housing and economic conditions of people in Maryland.  CCDC generates revenue through the origination of loans, but did not originate any loans during 2014 and is in the process of being dissolved.

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

MARKET AREA

We consider our core markets to be the communities within the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, Carroll and Harford, as well as south along the Baltimore-Washington corridor. Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states.  All of our revenue is generated within the United States.

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

PRODUCTS AND SERVICES

General

Our primary market focus is on making loans to and gathering deposits from small and medium-sized businesses and their owners, professionals and executives, real estate investors and individual consumers in our primary market area.  We lend to customers throughout Maryland, with our core market being the Baltimore MSA and along the Baltimore-Washington corridor. To a limited extent, we lend to customers in neighboring states.  Our lending activities consist generally of short to medium term commercial lending, commercial mortgage lending for both owner occupied and investor properties, residential mortgage lending and consumer lending, both secured and unsecured. A substantial portion of our loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

Lending Activities

Credit Policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  Our lending staff follows pricing guidelines established periodically by our management team.  All loan approvals require two signatures; no individual commercial loan authority is given to relationship managers. Loans to $1,000,000 must be signed by the relationship manager and approved by Credit Administration.  Loans between $1,000,001 and $2,500,000 must be approved by the Chief Credit Officer and Chief Lending Officer.  Loans between $2,500,001 and $5,000,000 must be approved by the Credit and Risk Management Committee.  Loans between $5,000,001 and $6,500,000 must be approved by the Directors’ Loan Committee with the prior approval of the Credit and Risk Management Committee. Loans greater than $6,500,000 require full Board approval. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

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

Commercial Lending

Our commercial lending consists of lines of credit, revolving credit facilities, accounts receivable and inventory financing, term loans, equipment loans, small business administration (SBA) loans, stand-by letters of credit and unsecured loans.  We originate commercial loans for any business purpose, including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities.  These loans typically have maturities of seven years or less.  We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment.  We generally secure commercial business loans with accounts receivable and inventory, equipment, indemnity deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at the Bank.  Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business. To help manage this risk, we establish parameters/covenants at the inception of the loan to provide early warning signals before payment default.  We normally seek to obtain appropriate collateral and personal guarantees from the borrower’s principal owners.  We are able, given our business model, to proactively monitor the financial condition of the business.

Commercial Real Estate Lending

We finance commercial real estate for our clients, for both owner-occupied properties and investor properties (including residential properties).  We generally will finance owner-occupied and investor commercial real estate at a maximum loan-to-value ratio of 80%. Our underwriting policies and processes focus on the underlying credit of the owner-occupied real estate and on the rental income stream (including rent terms and strength of tenants) for investor commercial real estate as well as an assessment of the underlying real estate.  Risks inherent in managing a commercial real estate portfolio relate to vacancy rates/absorption rates for surrounding properties, sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate these risks by carefully underwriting loans of this type as well as by following appropriate loan-to-value standards. We are cash flow lenders and never rely solely on property valuations in reaching a lending decision. Personal guarantees are often required for commercial real estate loans as they are for other commercial loans.  Most of our real estate loans carry fixed interest rates and amortize over 20 – 25 years with five- to ten-year maturities.  Properties securing our commercial real estate loans primarily include office buildings, office condominiums, distribution facilities, retail properties, manufacturing plants and apartment projects.   Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Construction Lending

Construction lending can cover funding for land acquisition, land development and/or construction of residential or commercial structures.  Our construction loans generally bear a variable rate of interest and have terms of one to two years.  Funds are advanced on a percentage-of-completion basis.  These loans are generally repaid at the end of the development or construction phase, although loans for commercial construction will often convert into a permanent commercial real estate loans at the end of the term of the loan.  Loan to value parameters range from 65% of the value of raw land to 75% for developed land and 80% for commercial or multifamily construction and residential construction.  These loan-to-value ratios represent the upper limit of advance rates to remain in compliance with Bank policy.  Typically, loan-to-value ratios should be somewhat lower than these upper limits, requiring the borrower to provide significant equity at the inception of the loan.  Our underwriting looks not only at the value of the property but the expected cash flows to be generated by sale of the parcels or leasing of the completed construction. The borrower must have solid experience in this type of construction and personal guarantees are required.

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

Residential Real Estate Lending

We originate a variety of consumer-oriented residential real estate loans.  Residential mortgage loans consist primarily of first mortgage loans to individuals, most of which have a loan-to-value not exceeding 89.9%.   The remainder of this portion of our portfolio consists of home equity lines of credit and fixed rate home equity loans.  Our residential real estate loans are generally for owner-occupied single family homes.  These loans are generally for a primary residence although we will occasionally originate loans for a second home where the borrower has strong credit.  Our residential real estate loans are generally either fixed rate loans with thirty-year terms for conventional mortgages , ten-year terms for jumbo mortgages or five, seven, and ten-year adjustable rate mortgages with a thirty-year amortization.

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

Our home equity loan portfolio gives us a diverse client base.  Most of these loans are in our primary market area, and the diversity of the individual loans in the portfolio reduces our potential risk.

Consumer Lending

We offer various types of secured and unsecured consumer loans. Generally, our consumer loans are made for personal, family or household purposes as a convenience to our customer base.  As a general guideline, a consumer’s total debt service should not exceed 43% of their gross income.  The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

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

Deposit Activities

Deposits are the major source of our funding.  We offer a broad array of consumer and business deposit products that include demand, money market, and savings accounts, as well as time deposits.   We offer through key technology partnerships a competitive array of commercial cash management products, which allow us to attract demand deposits.  We believe that we pay competitive rates on our interest-bearing deposits.  As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

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

Mortgage Banking Activities

In addition to originating residential mortgages to hold in our portfolio, we also originate residential mortgage loans for resale in the secondary mortgage market through our mortgage division.  These loans are also underwritten pursuant to standard underwriting guidelines. While our intent is to sell all loans originated as loans held for sale, we occasionally are unable to sell a loan due to some underwriting defect.  These loans are transferred to the loan portfolio at the lower of their cost or fair value as of the date of transfer. Loans held for sale are sold with servicing rights released; gains or losses are recorded at the date of sale

Brokerage Activities

 Through a service agreement with INVEST, BFS provided full service brokerage services for stocks, bonds, mutual funds and annuities.  For 2013, commission income totaled $471,810 and net income from brokerage activities was $98,258.    Our service agreement with INVEST terminated on December 31, 2013. In mid-2014 the Bank entered into a strategic arrangement with a local firm to provide investment advisory and brokerage services to Bank clients referred by the Bank.  The Bank received no fee under the arrangement for 2014 and does not expect any for 2015.

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

EMPLOYEES

As of December 31, 2014, the Bank had 157 full-time and 9 part-time employees.  None of our employees are represented by a union or covered under a collective bargaining agreement.  Management considers its employee relations to be excellent.

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

The Bank is supervised and examined by the Office of the Comptroller of the Currency (“OCC”) and is also subject to examination by the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  The Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta (the “FHLB”), which is one of the 12 regional banks in the Federal Home Loan Bank System.  The Bank also is regulated to a lesser extent by the Federal Reserve, which governs reserves to be maintained against deposits and other matters.  The OCC examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents. In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect, impact or govern the business of banking, including consumer lending, deposit-taking, and trust operations.

All non-bank subsidiaries of the Company are subject to examination by the Federal Reserve, and, as affiliates of the Bank, are subject to examination by the OCC and the FDIC.

Any change in these laws by Congress or in these regulations by the Federal Reserve, the OCC or the FDIC could have a material adverse impact on the Company, the Bank and their operations.

Certain of the regulatory requirements that are applicable to the Bank and Company are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank, and is qualified in its entirety by reference to the actual statutes and regulations.

Recent Regulatory Reforms

The Dodd-Frank Act, which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Company and the Bank.  The Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of savings and loan holding companies and depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans, and the establishment of a financial consumer protection agency, known as the Consumer Financial Protection Bureau (the “CFPB”), that is empowered to promulgate and enforce new consumer protection regulations and revise and enforce existing regulations in many areas of consumer compliance.

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

During 2013, significant media attention was given to the Dodd-Frank Act’s amendment of the Bank Holding Company Act of 1956 (the “BHC Act”) to require the U.S. financial regulatory agencies to adopt rules that prohibit banking institutions and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”.  The U.S. financial regulatory agencies adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules initially had an effective date of April 1, 2014, but the U.S. financial regulatory agencies issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. On December 18, 2014, the Federal Reserve granted an additional one year extension to July 21, 2016, for certain “legacy covered fund” investments and relationships entered into by banking entities prior to December 31, 2013. The Federal Reserve also indicated that it planned to grant an additional one year extension to July 21, 2017, at a later date. We completed our evaluation of the impact of the Volcker Rule and the final rules adopted thereunder and determined that  they will not  have a material effect on our operations, as we believe that we do not engage in the businesses prohibited by the Volcker Rule.  We may incur costs related to the adoption of additional policies and systems to ensure compliance with the Volcker Rule, but we do not expect that such costs would be material.

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

Federal Banking Regulation

Business Activities

A federal savings bank derives its lending and investment powers from the HOL Act and the regulations of the OCC.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements

Until December 31, 2014, the federal regulatory authorities’ risk-based capital guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.  Under the requirements, most banking organizations, including FSBs, were required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.

A depository institution’s capital, in turn, was classified in one of two tiers, depending on type:

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

The risk-based capital standards applicable to the Bank required it to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4%, (3% for savings banks receiving the highest rating on the CAMELS rating system) and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a federal savings bank that retains credit risk in connection with an asset sale was required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the OCC would take into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.  In addition, the Bank was required to maintain a tangible capital ratio of at least 1.5%.

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

The Basel III Capital Rules set forth certain changes for the calculation of risk-weighted assets, which we are required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.   On September 3, 2014, the Federal Reserve Board finalized the rule implementing a LCR requirement in a form largely identical to the proposed rule. Neither the Company nor  the Bank are subject to the LCR requirement.

Additional information about our capital ratios and requirements is contained in Item 7 of Part II of this annual report under the heading “Capital Resources”.

At December 31, 2014, the Bank’s capital exceeded all applicable requirements.

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

A federal savings bank that fails the QTL must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.

The Bank was in compliance with the requirements of the QTL test prior to the Merger.  Carrollton Bank was not previously subject to the QTL test because it was not chartered as a federal savings bank. Prior to the Merger, management determined that the post-Merger Bank would not pass the QTL test immediately after the Merger. As part of the merger application filed with the OCC, the Bank requested, and the OCC granted, a two-year waiver from the QTL test. The Bank must satisfy the test beginning no later than April 30, 2015.

Capital Distributions

OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application for approval of a capital distribution if:

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

Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a holding company must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC may disapprove an application or object to a notice of proposed distribution if:

•	the savings bank would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act of 1991 (the “FDI Act”) provides that an insured depository institution shall not make any capital distribution if the institution would be undercapitalized after making such distribution.

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

Community Reinvestment Act and Fair Lending Laws

All federal savings banks have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the CRA.   In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  As of December 31, 2014, the Bank’s CRA rating was “Satisfactory.”  All FDIC-insured institutions are required to make available to the public their most recent CRA performance evaluation.

Transactions with Related Parties

A federal savings bank’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve.  An affiliate is generally a company that controls  or is under common control with an insured depository institution such as the Bank.  The Company is an affiliate of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are at least as favorable to the institution as comparable transactions with non-affiliates.  The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

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

Prompt Corrective Action Regulations

The FDI Act requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDI Act includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.  Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.

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

Under the Basel I framework, a federal savings bank would be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”, (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%, (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%, and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

 At December 31, 2014, the Bank met the criteria for being considered “well-capitalized.”

The Basel III Capital Rules revised the former prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the former 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules did not change the total risk-based capital requirement for any prompt corrective action category.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB, which is one of 12 regional banks in the Federal Home Loan Bank System. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. 16

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

•

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act", which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

 The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions in excess of $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions in excess of $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose.  The USA Patriot Act enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities.  The USA Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.  The USA Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

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

Holding Company Regulation

General

The Company is a non-diversified savings and loan holding company within the meaning of the HOL Act. As such, the Company is registered with the Federal Reserve and is subject to Federal Reserve regulations, examinations and reporting requirements. In addition, the Federal Reserve has enforcement authority over the Company and its non-insured subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

ITEM 1A. RISK FACTORS

We take on a certain amount of risk in every business decision or activity.  The challenge of risk management is not to eliminate risk, but to identify and measure our risks and then to effectively manage those risks in order to optimize stockholder value.  As a banking institution, our risks fall into five broad categories of risk: credit risk, market risk, liquidity risk, operational risk, and reputational risk.  The following discussion highlights the most significant risk factors of which we are aware that could affect us.  Additional risks and uncertainties that we either are not aware of or do not believe to be material could also adversely affect us.  If any of the following risk factors were to occur, our business, financial condition, or results of operations could be materially and adversely affected. Before making an investment decision, you should carefully consider the potential risks described below together with all of the other information included or incorporated by reference in this report.

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

We may be adversely affected by conditions in the local market where we operate and by the national economy.

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

Although economic conditions have improved since the economic recession ended in June 2009, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains higher than pre-recession levels.  Future declines in real estate values, home sales volumes, and financial stress on borrowers as a result of an uncertain economic environment could have an adverse effect on our customers, which could adversely affect our financial condition and results of operations.  In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending.  Any deterioration in local economic conditions could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and the job market have resulted, and could again result, in deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

•

Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities; and/or

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

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by these deteriorating market and economic conditions.  A prolonged national economic recession or deterioration of conditions in our local markets could drive losses beyond that which is provided for in our allowance for credit losses and result in the following consequences:

•	Increases in loan delinquencies;
•	Increases in nonperforming assets and foreclosures;
•	Decreases in demand for our products and services, which could adversely affect our liquidity position; and/or
•	Decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

As the above conditions or similar ones occur, they could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition, results of operations and cash flows.

The activities and financial condition of other financial institutions with which we do business could adversely affect us.

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

We grew significantly in 2013 and 2014 through acquisitions, and we intend to continue to grow both organically and by acquiring financial institutions and branches.  However, the market for acquisitions is highly competitive.  We may not be as successful in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches as we currently anticipate.  Even if we are successful with this strategy, we may not be able to manage this growth adequately and profitably due to unforeseen risks including:

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

Our allowance for loan losses may not be sufficient to cover actual loan losses.

To absorb probable, incurred loan losses that we may realize, we recognize an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience, and delinquency trends.  However, we cannot estimate loan losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses.  If charge-offs exceed our allowance, our earnings would decrease.  In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination.

Because our loan portfolio includes a substantial amount of commercial real estate loans, our earnings will be particularly sensitive to the financial and credit risks associated with these types of loans.

The financial and credit risk associated with commercial real estate loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, which is generally larger than consumer-type loans, and the effects of general economic conditions.  Any significant failure of our customers to either pay on time or comply with the conditions of their loans would adversely affect our results of operations.

Our commercial real estate loan portfolio represented approximately 40% of the total loan portfolio as of December 31, 2014. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. Commercial real estate loans will typically be larger than consumer-type loans and may pose higher risks than other types of loans.  This portfolio is bifurcated into “investor” and “owner-occupied” classes, with investor loans representing approximately 64% of the commercial real estate loan portfolio and 26% of the total loan portfolio.  The primary source of repayment for investor commercial real estate loans is through the income stream generated by the property or successful development and sale of their properties.  We may incur losses on investor commercial real estate loans due to declines in occupancy rates, rental rates and capitalization rates, which may decrease property values and may potentially decrease the likelihood that a borrower may find permanent financing alternatives.

At December 31, 2014, owner-occupied commercial real estate loans represented approximately 36% of the commercial real estate loan portfolio and 14% of the total loan portfolio.  The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.  If we are required to liquidate the collateral securing a loan to satisfy the debt, our earnings and capital could be adversely affected.

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

Our business plan and marketing strategy is based on access to funding from local customer deposits, such as checking and savings accounts and certificates of deposits.  Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, FDIC insurance costs, returns available to customers on alternative investments and general economic conditions.  If local customer deposits are not sufficient to fund our asset growth, we will look to outside sources such as advances from the FHLB.  Since the FHLB provides secured funding, our ability to access advances from the FHLB will be dependent upon whether and to the extent we can provide collateral.  We may also look to brokered deposits or branch acquisitions as a source of liquidity.  An inability to obtain alternative funding to supplement our local core deposits or FHLB advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.

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

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and affects the lending, investment, trading and operating activities of all financial institutions.  Significantly, the Dodd-Frank Act includes the following provisions that affect the Corporation and the Bank:

•

It established the CFPB, which has rulemaking authority over many of the statutes governing products and services offered to Bank customers. The creation of the CFPB will directly impact the scope and cost of products and services offered to consumers by the Bank and may have a significant effect on its financial performance.

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

As discussed above, the CFPB issued several rules in 2013 relating to mortgage operations and servicing, including a rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. These new rules will likely require the Bank to dedicate significant personnel resources and could have a material adverse effect on our operations.

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

On November 12, 2009, the Federal Reserve announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions.  Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  These new rules negatively impacted the Banks’ noninterest income in 2013 and 2014 and may do the same in future periods.

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

We are dependent upon outside third parties for processing and handling of records and data, which subjects us to additional operational risks.

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

When mortgage loans are sold, it is customary for the seller to make representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated.  The whole loan sale agreements require the repurchase or substitution of mortgage loans in the event we breach any of these representations or warranties.  In addition, there may be a requirement to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. We receive a limited number of repurchase and indemnity demands from purchasers as a result of borrower fraud and early payment default of the borrower on mortgage loans.  While we have enhanced our underwriting policies and procedures, these steps may not be effective or reduce the risk associated with loans sold in the past.  If repurchase and indemnity demands increase materially, the Company’s results of operations could be adversely affected.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of our customers and counterparties, including financial statements, credit reports and other financial information.  We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on business and, in turn, results of operation and financial condition.

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

The Company’s largest stockholder is deemed to be a bank holding company, which exposes us to special risks.

H Bancorp LLC (“H Bancorp”), the surviving entity from the liquidation of FSPF, is deemed a bank holding company under the BHC Act with respect to the Bank and beneficially owns approximately 21.5% of the Company’s common stock.  Under Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries.  In addition, the FDI Act requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default.  The position of H Bancorp as a source of strength to other depository institutions may limit its ability to serve as a source of strength for us and could adversely affect our ability to access resources of H Bancorp. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

A bank for which H Bancorp is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by H Bancorp.  Accordingly, we may be obligated to provide financial assistance to any other financial institution to which H Bancorp is deemed to be a bank holding company.  Any financial assistance that we would have to provide could reduce our capital and result in a reduction in the value of our stockholders’ equity.

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

The Bank may not be able to satisfy the Qualified Thrift Lender test by April 30, 2015.

At December 31, 2014, the Bank did not satisfy the QTL test.  However, in connection with the Merger, the OCC granted the Bank a two-year waiver from the QTL test; the Bank must satisfy the test by April 30, 2015. Satisfying the QTL test may limit our ability to change our asset mix and increase the yield on our earning assets by growing our commercial and industrial loan portfolio.  In addition, the Bank may need to purchase residential mortgage-backed securities or other qualifying assets at times when the terms might not be attractive.  If the Bank is unable to satisfy the QTL test by April 30, 2015, it could be subject to regulatory agency enforcement action for a violation of law. In addition, the Bank could be required to convert to a commercial bank charter.

Risks Relating to the Company’s Common Stock

The shares of common stock are not insured.

The shares of the Company’s common stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

Applicable banking and Maryland laws impose restrictions on the ability of the Company and the Bank to pay dividends and make other distributions on their capital securities, and, in any event, the payment of dividends is at the discretion of the boards of directors of the Company and the Bank.

The Company’s ability to pay cash dividends in the future will be largely dependent upon the receipt of dividends from the Bank, and the Bank’s ability to pay dividends will depend primarily on its future earnings and capital needs. Bank regulatory agencies have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.  Banks that are considered “troubled institutions” are prohibited by federal law from paying dividends altogether.  In addition, federal savings banks, like the Bank, must either submit an application or prior notice to the OCC before making a distribution to its stockholders, and the OCC has the authority to deny or object to that distribution.  In any event, the declaration and payment of dividends and the amounts thereof are at the discretion of the board of directors.  Thus, no assurance can be given that the Company or the Bank will declare or pay dividends in any future period.

The Bank’s ability to pay dividends to the Company is limited by regulatory agreement.

The Bank is a party to an Operating Agreement with the OCC (the “Operating Agreement”) that imposes certain minimal capital requirements on the Bank.  In the Operating Agreement, the Bank agreed that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including these capital requirements.  Due to these restrictions and the Bank’s desire to preserve capital to fund its growth, the Bank currently does not anticipate paying a dividend to the Company for the foreseeable future.  Because the Company’s ability to pay dividends on its common stock is largely dependent on its receipt of dividends from the Bank, the Company likewise does not anticipate paying a dividend on its common stock for the foreseeable future.

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

ITEM 2. PROPERTIES

Our headquarters are located in Lutherville, Maryland.  As of December 31, 2014, the Bank operated 10 full-service branches, of which six were owned by the Bank and four were leased.  See Note 7 to the Notes to the Consolidated Financial Statements for additional information.

We own the following properties, which had a book value of $2.3 million at December 31, 2014:

Location	Description
1740 East Joppa Road	Full service branch with drive thru and leased
Towson, MD 21234	leased office space

427 Crain Highway	Full service branch with drive-thru
Glen Burnie, MD 21061

531 South Conkling Street	Full service branch with drive-thru
Baltimore, MD 21224

 We lease the following facilities at an aggregate annual rental of approximately $1.9 million as of December 31, 2014:

Location	Description	Lease Expiration Date (1)
1066-70 Maiden Choice Lane	Full service branch with detached drive-thru	30-Apr-16
Arbutus, MD 21229

9515 Deerco Road, Suites 400 and 408	Mortgage banking offices	28-Feb-17
Timonium, MD 21093

7151 Columbia Gateway Dr., Ste. A	Executive, administrative, and operational offices as well as	30-Apr-19
Columbia, MD 21046	electronic banking and limited service branch offices

2328 West Joppa Road,	Executive, Administrative, and operational offices with a	30-Sep-15
Lutherville, MD 20193	full service branch

3700 E. Northern Parkway	Full service branch	31-Aug-17
Baltimore, MD 21200

344 N. Charles Street	Full service branch	31-Mar-23
Baltimore, MD 21201

602 Hoagie Drive	Full service branch	30-Nov-24
Bel Air, MD 21014 (2)

10301 York Road	Full service branch	31-May-26
Cockeysville, MD 21030 (2)

4040 Schroeder Avenue	Full service branch	31-Jan-28
Perry Hall, MD 21128 (2)

(1)	Expiration date, assuming the Company does not exercise all extension options.
(2)	Represents Ground leases for these facilities that are otherwise owned by the Bank.

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

PART II

ITEM 5. MARKET FOR BAY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK LISTING

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “BYBK”.  At March 26, 2015, there were 331holders of record of the Company’s common stock, which does not include any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or by broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

TRANSFER AGENT AND REGISTAR

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Co. LLC,  6201 15th Avenue, Brooklyn, NY 11219.

DIVIDENDS

Banking regulations limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, in connection with the Merger, the Bank entered into the Operating Agreement.  Under the Operating Agreement, the Bank may not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including its minimum capital requirements.  Due to these restrictions and the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying a dividend for the foreseeable future. In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors and will depend, in part, on the Company’s earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period.

QUARTERLY STOCK INFORMATION

The high and low sales prices for the shares of the Company’s common stock for each quarterly period of 2014 and 2013 as reported on the NASDAQ Capital Market are set forth in the following table:

	High	Low
2014
1st Quarter	$5.25	$4.85
2nd Quarter	5.50	4.83
3rd Quarter	5.37	4.54
4th Quarter	4.79	4.33

2013
1st Quarter	$5.79	$5.37
2nd Quarter	5.54	4.79
3rd Quarter	6.20	4.68
4th Quarter	6.16	4.77

On March 24, 2015, the closing sales price of the common stock, ticker BYBK, as reported on the NASDAQ Capital Market was $5.03 per share.

ISSUER REPURCHASES

Neither the Company nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of the Company’s common stock during 2014.

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding Bay’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	2014	2013(2)	2012	2011	2010(1)
Consolidated Income Statement Data:
Interest income	$24,115,000	$19,019,543	$9,825,529	$9,165,793	$6,691,567
Interest expense	1,257,199	1,261,969	572,127	701,238	396,997
Net interest income	22,857,801	17,757,574	9,253,402	8,464,555	6,294,570
Provision for loan losses	801,688	842,207	733,817	1,256,656	684,289
Net interest income after provision for loan losses	22,056,113	16,915,367	8,519,585	7,207,899	5,610,281
Bargain purchase gain	524,432	2,860,199	-	-	3,054,792
Other noninterest income	7,239,795	6,084,779	412,682	1,953,098	923,568
Merger related expense	1,028,239	2,041,756	916,174	-	-
Other noninterest expenses	26,486,178	20,073,365	7,313,090	7,529,188	3,559,383
Income before income taxes	2,305,923	3,745,224	703,003	1,631,809	6,029,258
Income taxes (benefit)	(726,785)	504,090	645,450	828,605	2,427,552
Net income	$3,032,708	$3,241,134	$57,553	$803,204	$3,601,706

Shares outstanding and per share data:
Average shares outstanding	10,370,795	8,322,811	5,829,140	5,826,789	5,807,299
Diluted average shares outstanding	10,565,336	8,342,646	5,829,140	5,826,789	5,807,299
Number of shares outstanding, at year-end	11,014,517	9,379,753	5,831,963	5,820,854	5,837,517
Net income - basic per share	$0.29	$0.39	$0.01	$0.14	$0.62
Net income - diluted per share	0.29	0.39	0.01	0.14	0.62
Dividends declared per share	-	-	-	-	-
Book value per share at period end	6.05	5.82	4.65	4.60	4.50

Financial Condition data:
Assets	$479,942,985	$419,089,303	$133,243,868	$129,867,364	$136,099,103
Investment Securities	36,665,607	36,586,669	9,716,626	14,674,092	16,240,276
Loans (net of deferred fees and costs)	393,051,192	320,680,332	101,736,172	97,020,049	88,414,675
Allowance for loan losses	1,294,976	851,000	655,942	824,653	684,289
Deposits	387,830,132	360,933,471	100,672,130	97,959,516	104,159,484
Borrowings	22,150,000	-	-	-	-
Stockholders’ equity	66,643,286	54,554,268	31,824,416	31,394,875	29,855,036

Average Balances:
Assets	$459,782,360	$358,397,210	$127,786,614	$129,655,061	$86,167,656
Investment Securities	36,561,271	24,427,877	11,486,249	16,667,155	7,144,690
Loans	364,511,290	259,698,504	97,871,329	91,976,636	45,223,264
Interest-bearing Deposits	292,056,338	231,245,789	73,365,709	78,770,578	72,841,087
Borrowings	9,269,231	92,328	18,306	19,178	-
Stockholders' equity	61,530,969	48,537,003	30,016,583	28,329,221	12,191,603

Selected performance ratios:
Return on average assets	0.66%	0.90%	0.05%	0.62%	4.18%
Return on average equity	4.93%	6.68%	0.19%	2.84%	29.54%
Yield on average interest-earning assets	5.60%	5.71%	7.89%	7.26%	11.36%
Rate on average interest-bearing liabilities	0.42%	0.55%	0.78%	0.89%	0.67%
Net interest spread	5.18%	5.16%	7.11%	6.37%	10.69%
Net interest margin	5.31%	5.33%	7.43%	6.70%	11.36%

Asset Quality ratios:
Allowance for loan losses to loans	0.33%	0.27%	0.64%	0.85%	0.77%
Nonperforming loans to total loans	3.41%	2.59%	5.30%	7.31%	5.62%
Nonperforming assets to total assets	3.10%	2.29%	4.91%	6.62%	4.99%
Net charge-offs to average loans	0.10%	0.25%	0.92%	1.21%	0.00%

Capital ratios:
Leverage ratio (3)	12.94%	11.41%	22.23%	22.36%	20.32%
Tier 1 risk-based capital ratio (3)	16.31%	14.42%	27.16%	27.85%	26.34%
Total risk-based capital ratio (3)	16.66%	14.68%	27.76%	28.59%	26.44%
Average equity to average assets	13.38%	13.54%	23.49%	21.85%	14.15%

(1)

On July 9, 2010, we acquired substantially all assets and assumed all deposit and certain other liabilities related to the two former branch offices of Bay National Bank (“BNB”). The consolidated financial statements cover the period June 30, 2010 (Inception) through December 31, 2010.

(2)	On April 19, 2013, Jefferson completed its acquisition of Carrollton Bancorp. All transactions since the acquisition date are included in our consolidated financial statements.

(3)	Capital ratios reported for Bay Bank, FSB.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Baltimore Washington market provides a strong economy and with a superior group of customers across the region.  The Bank’s origination efforts resulted in the growth of new loans in the Bank’s originated portfolio by 40.6% in 2014.  The Bank has a balanced business model with an attractive mix of noninterest revenue representing 24% of total revenue in 2014.  Profitability of the Bank continues to be driven by low cost core deposits with average cost of deposits of 42 basis points in 2014.  The Bank has a very strong capital position and capacity for future growth with regulatory total capital to risk weighted assets of 16.7% as of December 31, 2014.

Over the weekend of October 10, 2014, the Bank completed the integration of the core system platform used by Slavie Federal Savings Bank (“Slavie”) to the Bank’s core system platform. As previously disclosed, the Bank acquired certain assets and assumed substantially all deposits and certain other liabilities of Slavie from the Federal Deposit Insurance Corporation (the “FDIC”) on May 30, 2014 (the “Slavie Acquisition”). Several Slavie employees filled open positions within the Bank and have relocated to their new locations.

The former Slavie branch located in Bel Air, Maryland was closed on October 10, 2014.  All deposit account relationships were transferred to the Bank’s nearby Hickory branch location.  We anticipate no additional costs related to the closed facility.

Effective December 5, 2014, Kevin B. Cashen resigned as the President and Chief Executive Officer and as a director of Bay and the Bank.  Russ McAtee, who served as the Bank’s Senior Vice President and Chief Retail Banking Officer, resigned as of the same date.  Joseph J. Thomas, who was then serving as the Executive Chairman of the Company and the Bank was appointed by the respective Boards of Directors as Chairman, President and Chief Executive Officer of both entities.  In connection with the resignations, Mr. Cashen and Mr. McAtee entered into separation agreements with the Bank. During the fourth quarter of 2014, the Bank accrued severance and other one-time expenses of $539,000 related to their departures.

Balance Sheet Review

Total assets were $480 million at December 31, 2014, an increase of $61 million, or 15%, when compared to December 31, 2013.  The increase was due mainly to a net increase in loans of $72.4 million, or 23%.  The Bank acquired net loans of $82.9 million in the Slavie Acquisition, which was offset by a net loan decline of $10.5 million.

Total deposits were $388 million at December 31, 2014, an increase of $27 million, or 7%, when compared to December 31, 2013.  The increase was primarily driven by $110.8 million in deposits assumed in the Slavie Acquisition, offset by the $24.0 million decrease from the exit of the individual retirement account (“IRA”) product line, a net $12.1 million decrease resulting from the three Bank branch locations that were closed in the second quarter of 2014, and deposits acquired in the Slavie Acquisition declining by $47.6 million as part of the Bank’s strategy to reposition the deposit composition in connection with those acquired from the FDIC receivership.  Excluding these changes, overall net organic deposits were unchanged over 2014 as the Bank managed excess cash, cost of deposits and net interest margin.  Stockholders’ equity was $66.6 million at December 31, 2014, an increase of $12.1 million, or 22%, when compared to December 31, 2013.  The increase resulted from the $7.0 million received from the Company’s sale of shares of common stock in May 2014, $1.5 million of stock based compensation related to the vesting of stock options and restricted stock awards, and the retention of corporate earnings.

Return on average assets and return on average equity are key measures of our performance. Return on average assets, the quotient of net income divided by average total assets, measures how effectively we utilize our assets to produce income. Our return on average assets for the years ended December 31, 2014 and 2013 was 0.66% and 0.90%, respectively. Return on average equity, the quotient of net income divided by average equity, measures how effectively we invest our capital to produce income. Return on average equity for the years ended December 31, 2014 and 2013 was 4.93% and 6.68%, respectively.

Liquidity remained strong due to the borrowing lines with the FHLB of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $14.90 million at December 31, 2014 from $9.60 million at December 31, 2013.  The increase over 2013 was due primarily to the credit impaired loans acquired in the Slavie Acquisition moving to nonaccrual status. Nonperforming assets represented 3.10% of total assets at December 31, 2014 compared to 2.29% at December 31, 2013.

At December 31, 2014, the Bank maintained capital in excess of all “well-capitalized” regulatory requirements. The Bank’s tier 1 risk-based capital ratio was 16.31% at December 31, 2014 as compared to 14.42% at December 31, 2013. Liquidity remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Review of Financial Results

Net income for the year ended December 31, 2014 was $3.03 million compared to income of $3.24 million for 2013.  Although the year-over-year net income levels are not materially different, individual categories reflect considerable variability between years due to the Merger and the Slavie Acquisition.

Net interest income increased by $5.1 million for the year ended December 31, 2014 when compared to 2013.  The increase was supported by a $98 million growth in average interest-earning assets added primarily by the Merger and the Slavie Acquisition, and a 13 basis point reduction in the average cost of interest bearing liabilities, offset by an 11 basis point decrease in the average rates earned on interest-earning assets. While the average rates on interest earning assets decreased, interest income was assisted by favorable loan resolutions which resulted in accretion of net purchase discounts on loans of $5.7 million during 2014, compared to $4.1 million, during the same period of 2013.

Noninterest income for the year ended December 31, 2014 was $7.76 million compared to $8.94 million for the same period in 2013.  This variance was the result of the 2014 write-off of the remaining interest rate mark-to-market adjustment on IRA deposits of $2.38 million within other noninterest income and a $0.52 million bargain purchase gain compared to the $2.86 million bargain purchase gain associated with the Merger that was recognized during 2013.  Electronic banking fees increased by $0.59 million during 2014, as the Merger added this business unit to the Bank.  Brokerage commissions declined by $0.47 million for 2014, as the Bank temporarily exited this business line late in 2013.  Mortgage banking fees for the year ended December 31, 2014 declined by $1.42 million when compared to 2013, while deposit service charges increased by $0.1 million. Expectations are for increased mortgage fees and gains entering 2015.

Noninterest expense for the year ended December 31, 2014 was $27.51 million compared to $22.12 million for 2013, an increase of $5.40 million.  The increase relates to the inclusion during 2014 of a full year of ongoing expenses related to the Merger and $1.0 million of expenses from the Slavie Acquisition.  Categories impacted by this full year of expenses were increases in salaries and employee benefits of $2.8 million, occupancy, furniture and equipment expenses of $1.1 million, foreclosed property expenses of $0.3 million, and core deposit intangible amortization of $0.20 million.  Salaries and benefits and other expenses included one-time director and officer costs of $1.1 million and fourth quarter severance related expenses of $0.5 million.  This was offset by a $1.0 million decline in Merger-related expenses.

In 2014, previously unrecognized tax benefits were recognized and the valuation on certain deferred tax assets was released resulting in an overall reduction in tax expense of $1.77 million.

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

Allowance for Loan Losses

The allowance involves a higher degree of judgment and complexity than other significant accounting policies.  The allowance is calculated with the objective of maintaining a reserve level believed by us to be sufficient to absorb estimated probable loan losses.  Our determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired and purchased credit impaired (“PCI”) loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience.  The process also considers economic conditions and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from our estimates, an additional provision for loan losses may be required that would adversely impact earnings in future periods. See the section of this document titled, “Allowance for Loan Losses and Credit Risk Management.”

Accounting for Acquired Loans

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired loans are initially measured at fair value, which considers estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance related to these loans is not carried over and recorded at the acquisition date.  We monitor actual loan cash flows to determine any improvement or deterioration from those forecasted as of the acquisition date.  Our acquired loans with specific credit deterioration are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Certain acquired loans, those for which specific credit related deterioration subsequent to origination is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected.  Income recognition on purchased credit impaired loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.

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

	2014			2013			2012

	Average Balance	Interest (1)	Yield/Rate	Average Balance	Interest (1)	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$21,901,452	$49,811	0.23%	$27,998,706	$73,294	0.26%	$14,883,366	$30,966	0.21%
Investment securities available for sale	36,050,260	928,974	2.58%	24,427,877	615,764	2.52%	11,486,249	224,536	1.95%
Investment securities held to maturity	511,011	10,792	2.11%	-	-	0.00%	-	-	0.00%
Restricted equity securities	979,969	30,611	3.12%	684,316	22,774	3.33%	354,472	5,415	1.53%
Total interest-bearing deposits with
banks, fed funds sold, and investments	59,442,692	1,020,188	1.72%	53,110,899	711,832	1.34%	26,724,087	260,917	0.98%

Loans held for sale	6,873,298	246,212	3.58%	20,390,570	776,325	3.81%	-	-	0.00%
Loans, net
Commercial & Industrial	43,734,768	2,977,357	6.81%	30,774,084	2,559,257	8.32%	22,798,942	2,399,677	10.53%
Commercial Real Estate	158,091,703	9,885,986	6.25%	126,062,242	8,183,908	6.49%	33,177,558	3,165,790	9.54%
Residential Real Estate	107,485,763	6,467,857	6.02%	53,593,865	3,635,914	6.78%	21,795,785	2,247,787	10.31%
HELOC	35,851,459	1,979,302	5.52%	29,405,291	1,649,928	5.61%	12,486,194	863,921	6.92%
Construction	15,652,957	1,251,447	7.99%	16,286,846	1,085,322	6.66%	2,384,828	132,503	5.56%
Land	2,482,128	186,754	7.52%	1,887,070	319,018	16.91%	4,353,585	653,756	15.02%
Consumer & Other	1,212,512	99,897	8.24%	1,689,106	98,039	5.80%	874,437	101,178	11.57%
Total loans, net (1)	364,511,290	22,848,600	6.27%	259,698,504	17,531,386	6.75%	97,871,329	9,564,612	9.77%
Total earning assets	430,827,280	$24,115,000	5.60%	333,199,973	$19,019,543	5.71%	124,595,416	$9,825,529	7.89%
Cash	4,082,953			4,959,821			331,550
Allowance for loan losses	(1,132,374)			(738,783)			(643,067)
Market valuation	231,775			198,695			454,113
Other assets	25,772,726			20,777,504			3,048,602
Total non-earning assets	28,955,080			25,197,237			3,191,198
Total Assets	$459,782,360			$358,397,210			$127,786,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$80,030,537	$90,741	0.11%	$49,428,952	$65,098	0.13%	$6,471,657	$14,770	0.23%
Money market	83,404,571	305,217	0.37%	64,100,619	236,988	0.37%	22,230,278	51,502	0.23%
Time deposits	128,621,230	835,685	0.65%	117,716,218	957,815	0.81%	44,663,774	505,767	1.13%
Total interest-bearing deposits	292,056,338	1,231,643	0.42%	231,245,789	1,259,901	0.54%	73,365,709	572,039	0.78%
Borrowed funds:
Federal funds purchased	-	-	0.00%	56,164	486	0.87%	18,306	88	0.48%
FHLB advances and other borrowed funds	9,269,231	25,556	0.28%	36,164	1,582	4.37%	-	-	0.00%
Total borrowed funds	9,269,231	25,556	0.28%	92,328	2,068	2.24%	18,306	88	0.48%
Total interest-bearing funds	301,325,569	1,257,199	0.42%	231,338,117	1,261,969	0.55%	73,384,015	572,127	0.78%
Noninterest-bearing deposits	93,643,953	-		74,794,928	-		24,030,276	-
Total cost of funds	394,969,522	$1,257,199	0.32%	306,133,045	$1,261,969	0.41%	97,414,291	$572,127	0.59%
Other liabilities and accrued expenses	3,281,869			3,727,162			355,740
Total Liabilities	398,251,391			309,860,207			97,770,031
Stockholders' Equity	61,530,969			48,537,003			30,016,583
Total Liabilities and Stockholders' Equity	$459,782,360			$358,397,210			$127,786,614
Net interest income and spread (2)		$22,857,801	5.18%		$17,757,574	5.16%		$9,253,402	7.11%
Net interest margin			5.31%			5.33%			7.43%
(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income increased by $5.1 million for the year ended December 31, 2014 when compared to 2013.  The increase was supported by a $98 million growth in average interest-earning assets added primarily by the Merger and the Slavie Acquisition, and a 13 basis point reduction in the average cost of interest bearing liabilities, offset by an 11 basis point decrease in the average rates earned on interest-earning assets.

Total interest income increased by $5.1 million, or 27%, for the year ended December 31, 2014 when compared to 2013. Interest income on loans increased by $5.3 million, or 30%, for the year ended December 31, 2014 when compared to 2013.  Interest income on loans held for sale, investment securities and interest-bearing deposits in banks and federal funds sold decreased by an aggregate of $0.2 million for the year ended December 31, 2014 when compared to 2013.  The increase in interest income for 2014 was due primarily to the interest-earning assets acquired in the Slavie Acquisition. In 2014, average interest-earning assets increased by 29% while average interest-bearing liabilities also increased by 30%.

Total interest expense was flat for the year ended December 31, 2014 when compared to 2013 due to lower interest rates.  The total cost of interest-bearing liabilities decreased to 0.42% for the year ended December 31, 2014, as compared to 0.55% for 2013.  Average noninterest-bearing deposits increased to 25% in 2014 while the percentage of average noninterest-bearing deposits to total deposits decreased to 24% for 2014 compared to 25% for 2013.

Effect of Volume and Rate Changes on Net Interest Income

The following table presents the effect of volume and rate changes on net interest income for the periods indicated:

2014 Versus 2013				2013 Versus 2012
Increase (Decrease) Due to Change In				Increase (Decrease) Due to Change In
Average Volume		Average Rate	Total	Average Volume	Average Rate	Total
Interest Income:
Loans	$6,599,110	$(1,281,895)	$5,317,214	$10,972,938	$(3,006,164)	$7,966,774
Total interest-bearing deposits with banks, fed funds sold, and investments	304,651	3,705	308,356	351,648	99,266	450,914
Loans held for sale	(486,702)	(43,412)	(530,114)	776,325	-	776,325
Total Interest Income	6,417,059	(1,321,602)	5,095,457	12,100,911	(2,906,898)	9,194,013

Interest Expense:
Time deposits	83,100	(205,230)	(122,130)	628,586	(176,538)	452,048
Other interest-bearing deposits	106,390	(12,518)	93,872	199,968	35,845	235,813
Borrowings	26,598	(3,110)	23,488	1,869	111	1,980
Total Interest Expense	216,088	(220,858)	(4,770)	830,423	(140,582)	689,841

(Decrease)/Increase in Net Interest Income	$6,200,971	$(1,100,744)	$5,100,227	$11,270,488	$(2,766,316)	$8,504,172

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

We recorded a provision for loan losses of $801,688 and $842,207 for the years ended December 31, 2014 and 2013, respectively.  The decrease for 2014 was due primarily to higher charge-offs and specific reserves established in  2013 for loans acquired in the Merger and a slight decrease in 2014 loan originations offset by increases in the provision due to the Slavie Acquisition.  As a result, the allowance for loan losses was $1.29 million at December 31, 2014, representing 0.33% of total loans, compared to $0.85 million, or 0.27% of total loans, at December 31, 2013.  Management expects both the allowance for losses and the related provision for loan losses to increase in the future due to the gradual runoff of the acquired loan portfolio and new loan originations.

Noninterest Income

The following table reflects the amounts and changes in noninterest income for the years ended December 31, 2014 and December 31, 2013:

	Year Ended December 31:		2014 vs 2013
	2014	2013	$ Change	% Change

Electronic banking fees	$2,637,079	$2,050,941	$586,138	29%
Mortgage banking fees and gains	950,299	2,372,956	(1,422,657)	-60%
Net gain on sale of real estate acquired through foreclosure	58,046	283,984	(225,938)	-80%
Brokerage commissions	-	471,810	(471,810)	-100%
Service charges on deposit accounts	393,128	285,557	107,571	38%
Bargain purchase gain	524,432	2,860,199	(2,335,767)	-82%
Other income	3,201,243	619,531	2,581,712	417%
Total Noninterest Income	$7,764,227	$8,944,978	$(1,180,751)	-13%

Noninterest income for the year ended December 31, 2014 was $7.76 million compared to $8.94 million for the same period in 2013.  This variance was partially the result of the 2014 write-off of the remaining interest rate mark-to-market adjustment on IRA deposits of $2.40 million within other noninterest income and a $0.52 million bargain purchase gain compared to the $2.86 million bargain purchase gain associated with the Merger that was recognized during 2013.  Electronic banking fees increased by $0.59 million during 2014, as the Merger added this business unit to the Bank.  Mortgage banking fees for the year ended December 31, 2014 declined by $1.42 million when compared to 2013 due to a lower volume of loan originations, while deposit service charges increased by $0.1 million.

Brokerage commissions declined by $0.47 million for 2014, as the Bank temporarily exited this business line late in 2013.  In mid-2014, the Bank entered into a strategic arrangement with a local firm to provide investment advisory and brokerage services to Bank clients referred by the Bank.  The Bank will continue to seek ways to expand its sources of non-interest income. In the future, the Bank and/or BFS may enter into fee arrangements with additional strategic partners that offer investment advisory services, risk management and employee benefit services.  When sufficient volume is developed in any of these lines of business, the Bank may choose to provide these services if permitted by applicable regulations.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the years ended December 31, 2014 and 2013

	Year Ended December 31:		2014 vs 2013
	2014	2013	$ Change	% Change

Salary and employee benefits	$13,347,292	$10,523,757	$2,823,535	27%
Occupancy expenses	2,935,880	2,189,811	746,069	34%
Furniture and equipment expenses	1,174,911	802,812	372,099	46%
Legal, accounting and other professional fees	1,416,505	1,362,118	54,387	4%
Data processing and item processing services	1,197,231	1,054,234	142,997	14%
FDIC insurance costs	383,031	285,411	97,620	34%
Advertising and marketing related expenses	382,465	381,810	655	0%
Foreclosed property expenses	690,989	369,106	321,883	87%
Loan collection costs	332,843	154,864	177,979	115%
Core deposit intangible amortization	992,960	791,498	201,462	25%
Merger related expenses	1,028,239	2,041,756	(1,013,517)	-50%
Other expenses	3,632,071	2,157,944	1,474,127	68%
Total Noninterest Expenses	$27,514,417	$22,115,121	$5,399,296	24%

Noninterest expense for the year ended December 31, 2014 was $27.51 million compared to $22.12 million for 2013, an increase of $5.40 million.  The increase relates to the inclusion during 2014 of a full year of ongoing expenses related to the Merger and $1.01 million of expenses from the Slavie Acquisition.  Categories impacted by this full year of expenses were increases in salaries and employee benefits of $2.82 million, occupancy, furniture and equipment expenses of $1.12 million, foreclosed property expenses of $0.32 million, and core deposit intangible amortization of $0.20 million.  Salaries and benefits and other expenses included one-time director and officer costs of $1.1 million related to the grant of equity awards in the third quarter to recognize the grantees’ efforts in building the Bank since being founded in 2010 and fourth quarter severance related expenses of $0.54 million associated with the departure of two Bank officers.  This was offset by a $1.01 million decline in Merger-related expenses.

Effective July 1, 2014, the Bank entered into a Shared Services Agreement (“Agreement”) with H Bancorp, the Top Tier BHC for the Company.  The Agreement calls for H Bancorp to provide the Bank with certain administrative and support services that have been determined by the Bank to be necessary and appropriate, or may in the future be necessary and appropriate, to the efficient operation of its business.  All such transactions will be performed on an arm’s length basis, in order to comply with the provisions of Sections 23A and 23B of the Federal Reserve Act, Federal Reserve Regulation W and applicable banking laws.  The Agreement calls for a total annual payment of $250,000 payable over 12 monthly payments to H Bancorp and shall renew automatically on July 1 of each successive year for an additional one-year term until such time as the Agreement is terminated by H Bancorp and/or the Bank in accordance with stated covenants within the Agreement.

Income Taxes

For the year ended December 31, 2014, the benefit for income taxes totaled $0.7 million, or an effective tax rate of (31.5%), compared to a provision for income taxes of $0.5 million, or an effective tax rate of 13.5%, for 2013.  The change in the effective tax rate for the year ended December 31, 2014 when compared to 2013 resulted from the following:

•

In 2014, previously unrecognized tax benefits were recognized and the valuation allowance on certain deferred tax assets was released resulting in a lower effective tax rate in 2014 relative to 2013; and

•	In 2013, the bargain purchase gain resulting from the Merger was not included in taxable income resulting in a lower effective tax rate for 2013 relative to the statutory rate.

Except as noted above the variance in the effective rate relates to the change in the mix of tax advantaged income relative to total book income as well as the tax effects of stock-based compensation.  Unless there are any significant unusual transactions or changes in tax law, our effective tax rate is likely to return to a rate closer to the combined federal and state statutory rate of approximately 39.5% for the year 2015.

FINANCIAL CONDITION

Our total assets were $480 million at December 31, 2014, an increase of $61 million, or 15%, when compared to the $419 million at December 31, 2013.  Interest-earning assets accounted for $61 million of this increase, with $117 million added as a result of the Slavie Acquisition.  Loans grew by $72 million, with $83 million added as a result of the Slavie Acquisition.  Total deposits were $388 million at December 31, 2014, an increase of $27 million, or 7%, when compared to the $361 million recorded at December 31, 2013.  $111 million of deposits were added as a result of the Slavie Acquisition.  Stockholders’ equity was $67 million at December 31, 2014, an increase of $12 million, or 22%, when compared to the $55 million recorded at December 31, 2013.

Investment Securities

Our investment policy authorizes management to invest in traditional securities instruments in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment portfolio consists mainly of securities available for sale.  Securities available for sale are those securities that we intend to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

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

Investments securities increased $0.1 million to $36.7 million at December 31, 2014 from $36.6 at December 31, 2013.  New purchases totaled $3.4 million and included $1.3 million in securities designated as held to maturity.  This increase was offset by principal pay downs totaling $3.9 million.  There was an increase of $0.7 million in market value in 2014 compared to a decrease of $0.7 million in 2013.

The composition of investment securities, at carrying value, at December 31, 2014, 2013 and 2012 are presented in the following table:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Available for sale securities
U.S. Government agency	$7,778,271	21.9%	$7,525,915	20.5%	$-	-
Residential mortgage-backed securities	20,870,927	59.0%	23,801,003	65.0%	9,716,626	100%
State and municipal bonds	4,654,146	13.2%	5,189,886	14.1%	-	-
Corporate bonds	2,030,000	5.7%	-	0.0%	-	-
Total debt securities	35,333,344	100.0%	36,516,804	99.7%	9,716,626	100%
Equity securities	16,545	0.0%	69,865	0.1%	-	-
Total available for sale	$35,349,889	100.0%	$36,586,669	100.0%	$9,716,626	100%

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Held to maturity securities
Residential mortgage-backed securities	$1,315,718	100%	$-	-	$-	-

Maturities and weighted average yields for investment securities at December 31, 2014 are presented in the following table:

	2014
	Amortized	Fair	Yield
Maturing - Available for sale	Cost	Value	(1), (2)
Within one year	$237,687	$240,942	2.81%
Over one to five years	4,794,585	4,787,945	2.41%
Over five to ten years	9,210,672	9,433,530	2.54%
Over ten years	-	-	0.00%
Residential mortgage-backed securities	20,679,345	20,870,927	3.12%
Total debt securities	$34,922,289	$35,333,344	2.87%

	2014
	Amortized	Fair	Yield
Maturing - Held to maturity	Cost	Value	(1), (2)
Residential mortgage-backed securities	$1,315,718	$1,324,797	2.67%

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities increased $0.9 million, or 85%, to $1.9 million at December 31, 2014, from $1.0 million at December 31, 2013.  This increase was primarily a result of FHLB stock acquired in the Slavie Acquisition.

Loans Held for Sale

Loans held for sale were $7.2 million at December 31, 2014 compared to $12.8 at December 31, 2013. Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial & Industrial	$33,454,280	9%	$34,278,539	11%	$20,601,207	20%	$26,351,942	27%	$25,810,468	29%
Commercial Real Estate	158,714,554	40%	157,450,876	49%	39,906,055	39%	28,561,983	30%	16,959,062	19%
Residential Real Estate	140,374,035	36%	73,323,554	23%	22,229,445	22%	20,858,635	21%	16,901,963	19%
Home Equity Line of Credit	35,717,982	9%	33,257,822	10%	10,284,221	10%	13,612,924	14%	14,731,417	17%
Land	5,856,875	1%	1,716,747	1%	3,098,973	3%	5,172,942	5%	7,558,993	9%
Construction	18,052,287	5%	19,343,013	6%	4,704,581	5%	1,959,353	2%	5,112,225	6%
Consumer & Other	881,179	0%	1,309,781	0%	911,690	1%	502,270	1%	1,340,547	2%
Total Loans	393,051,192	100%	320,680,332	100%	101,736,172	100%	97,020,049	100%	88,414,675	100%
Less: Allowance for Loan Losses	(1,294,976)		(851,000)		(655,942)		(824,653)		(684,289)
Net Loans	$391,756,216		$319,829,332		$101,080,230		$96,195,396		$87,730,386

Loans, net of deferred fees and costs, increased by $72 million to $391.8 million at December 31, 2014 from $319.8 million at December 31, 2013, due primarily to the Slavie purchase.  See Note 2 to the consolidated financial statements for breakout of assets and liabilities purchased.

.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2014:

	One Year or Less	After One Through Five Years	After Five Years	Total
By Loan Category:
Commercial & Industrial	$10,904,009	$18,984,693	$3,565,578	$33,454,280
Commercial Real Estate	20,255,695	88,114,633	50,344,226	158,714,554
Residential Real Estate	8,731,797	22,196,779	109,445,459	140,374,035
Land	5,137,934	718,941	-	5,856,875
Home Equity Line of Credit	-	1,611,787	34,106,195	35,717,982
Construction	8,113,885	8,150,249	1,788,153	18,052,287
Consumer & Other	163,853	433,218	284,108	881,179
Total	$53,307,173	$140,210,300	$199,533,719	$393,051,192

By Rate Terms:
Fixed rate	31,796,538	112,918,949	123,424,751	268,140,238
Adjustable rate	21,510,274	27,291,351	76,109,329	124,910,954
Total	$53,306,812	$140,210,300	$199,534,080	$393,051,192

Loans are placed on nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Placing a loan on nonaccrual status means that we no longer accrue interest on such loan and reverse any interest previously accrued but not collected.  Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.  A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to make payments in accordance with the terms of the loan and remains current.

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

At December 31, 2014, we had 67 impaired loans totaling $6.4 million.  Of this amount, 58 impaired loans totaling $5.2 million were classified as nonaccrual loans.  At December 31, 2014, troubled debt restructurings, or TDRs, included in impaired loans totaled $2.4 million, 8 loans of which were included in nonaccrual loans having a total balance of $1.2 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At December 31, 2014, the total valuation allowance for impaired loans was $0.

At December 31, 2013, we had 48 impaired loans totaling $6.1 million. Of this amount, 37 impaired loans totaling $3.8 million were classified as nonaccrual loans.  At December 31, 2013, troubled debt restructurings, or TDRs, included in impaired loans totaled $2.6 million, 8 loans of which were included in nonaccrual loans having a total balance of $0.9 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At December 31, 2013, the total valuation allowance for impaired loans was $0.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2014	2013	2012	2011	2010

Nonaccrual loans excluding PCI loans	$5,237,356	$3,809,000	$1,299,252	$3,474,989	$1,055,197
Nonaccrual PCI loans	1,620,710	179,114	656,624	20,000	-
TDR loans excluding those in nonaccrual loans	1,155,508	1,633,980	1,794,220	1,750,000	-
Accruing loans past due 90+ days excluding PCI loans	-	-	460,354	-	-
Accruing PCI loans past due 90+ days	5,380,847	2,692,572	1,186,437	1,848,482	3,916,077

Total nonperforming loans	13,394,421	8,314,666	5,396,887	7,093,471	4,971,274

Real estate acquired through foreclosure	1,480,472	1,290,120	1,151,256	1,504,101	1,818,460

Total nonperforming assets	$14,874,893	$9,604,786	$6,548,143	$8,597,572	$6,789,734

The level of nonperforming assets increased primarily due to the Slavie Acquisition which resulted in the addition of Slavie nonperforming loans and real estate acquired through foreclosure which outpaced pay downs on older acquired loans.  Nonperforming assets continue to have a negative impact on earnings as the economy is showing only slight improvement.  Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $14.90 million at December 31, 2014 from $9.60 million at December 31, 2013.  Nonperforming assets represented 3.10% of total assets at December 31, 2014 compared to 2.29% at December 31, 2013.  Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment. The continued success in reducing nonperforming assets will ultimately be dependent on continued management diligence and improvement in the economy and the real estate market.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of December 31, 2014, these loans totaled $33.6 million and consisted primarily of Commercial Real Estate and Residential Real Estate loans which had balances of $19.2 million and $11.1 million, respectively.  As of December 31, 2013, these loans totaled $21.6 million and consisted primarily of Commercial Real Estate and Residential Real Estate loans which had balances of $17.5 million and $2.4 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The general component covers pools of similar loans, including purchased loans that did not have deteriorated credit quality and new loan originations, and is based upon historical loss experience of the bank or peer bank group if the bank’s loss experience is deemed by management to be insufficient and several qualitative factors.  These qualitative factors address various risk characteristics in the Bank’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time that the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The general component may fluctuate from period to period if changes occur in the mix of the Bank’s loan portfolio, economic conditions, or specific industry conditions.

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

The allowance was $1,294,976 at December 31, 2014, compared to $851,000 at December 31, 2013.  The allowance as a percentage of total portfolio loans was 0.33% at December 31, 2014 and 0.27% at December 31, 2013.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National on July 10, 2010 without evidence of deteriorated credit quality, there was an unamortized discount of $0.7 million and $1.2 million at December 31, 2014 and December 31, 2013, respectively, which represented 3.3% and 4.2%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $1.3 million and $1.6 million at December 31, 2014 and December 31, 2013 which represented 1.0% and 1.1%, respectively of the related loan balance. For non-impaired acquired legacy Slavie portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $2.2 million at December 31, 2014 which represented 3.9% of the related loan balance.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the year ended December 31, 2014, we recorded net charge-offs of $357,712 compared to net charge-offs of $647,149 during 2013.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance at beginning of year	$851,000	$655,942	$824,653	$684,289	$-
Chargeoffs:
Commercial & Industrial	-	82,860	101,128	39,778	-
Commercial Real Estate	300,214	187,419	1,796	-	-
Residential Real Estate	274,382	441,421	183,765	424,579	-
Home Equity Line of Credit	79,492	10,919	647,063	383,187	-
Land	-	-	36,177	231,362	-
Construction	-	-	-	37,386	-
Consumer & Other	934	1,000	-	-	-
Total charge-offs	655,022	723,619	969,929	1,116,292	-

Recoveries:
Commercial & Industrial	30,000	-	30,000	-	-
Commercial Real Estate	137,072	-	1,796	-	-
Residential Real Estate	109,827	39,135	7,000	-	-
Home Equity Line of Credit	9,844	13,578	28,605	-	-
Land	-	23,026	-	-	-
Construction	-	-	-	-	-
Consumer & Other	10,567	731	-	-	-
Total recoveries	297,310	76,470	67,401	-	-

Net charge-offs	357,712	647,149	902,528	1,116,292	-
Provision for loan loss	801,688	842,207	733,817	1,256,656	684,289

Balance at end of year	$1,294,976	$851,000	$655,942	$824,653	$684,289

Allowance as a percentage of total loans at the end of the year	0.33%	0.27%	0.64%	0.85%	0.77%
Net charge-offs as a percentage of average loans during the year	0.10%	0.25%	0.92%	1.21%	0.00%

The following table presents the allowance for loan losses by loan category at the dates indicated below:

	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial & Industrial	$200,510	9%	$167,400	11%	$121,759	20%	$151,395	27%	$232,789	29%
Commercial Real Estate	554,585	40%	324,080	49%	131,350	39%	88,361	30%	36,604	19%
Residential Real Estate	203,413	36%	80,239	23%	199,306	22%	49,490	21%	69,677	19%
Home Equity Line of Credit	166,733	9%	129,203	10%	81,955	10%	446,911	14%	207,227	17%
Land	8,687	1%	6,918	1%	6,400	3%	8,256	5%	78,996	9%
Construction	153,089	5%	135,416	6%	109,335	5%	75,473	2%	55,233	6%
Consumer & Other	7,959	0%	7,744	0%	5,837	1%	4,767	1%	3,763	1%
Total Loans	$1,294,976	100%	$851,000	100%	$655,942	100%	$824,653	100%	$684,289	100%

Deposits

The following deposit table presents the composition of deposits at December 31, 2014 and 2013:

	2014		2013		2014 vs 2013
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$91,676,534	24%	$90,077,139	25%	$1,599,395	2%

Interest-bearing deposits:
Checking	54,844,855	14%	42,378,939	12%	12,465,916	29%
Savings	36,233,369	9%	27,817,849	8%	8,415,520	30%
Money market	82,651,992	21%	78,356,997	22%	4,294,995	5%
Total interest-bearing checking, savings and money market deposits	173,730,216	45%	148,553,785	42%	25,176,431	17%

Time deposits under $100,000	50,313,096	13%	59,403,534	16%	(9,090,438)	-15%
Time deposits of $100,000 or more	72,110,286	19%	62,959,013	17%	9,151,273	15%
Total time deposits	122,423,382	31%	122,362,547	33%	60,835	0%

Total interest bearing deposits	296,153,598	76%	270,916,332	75%	25,237,266	9%

Total Deposits	$387,830,132	100%	$360,993,471	100%	$26,836,661	7%

The $26.8 million increase in total deposits was primarily attributable to the Slavie Acquisition, which added total deposits of $111.0 million.  Time deposit balances have increased by $0.1 million since the Slavie Acquisition, as our strong liquidity position has allowed for a reduced dependence on large denomination and non-relationship balances.

The ratio of noninterest-bearing deposits to total deposits decreased to 24% at December 31, 2014, from 25% at December 31, 2013.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network.  Through this deposit matching network, which includes CDARS and insured cash sweep service (“ICS”), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through CDARS and ICS on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At December 31, 2014, we had $8.9 million in CDARS and ICS deposits through the reciprocal deposit program compared to $11.6 at December 31, 2013.  We can also choose to place deposits through this network without receiving matching deposits.  At December 31, 2014, we had placed $0.3 million of deposits through this network for which we received no matching deposits, compared to $3.4 million at December 31, 2013.

Average balances by deposit category and the related average rate paid for the periods indicated are presented in the following table:

	Years Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposits	$93,643,953	0.00%	$74,794,928	0.00%	$24,030,276	0.00%
Interest-bearing deposits:
Checking	45,700,865	0.10%	29,363,622	0.20%	5,959,133	0.23%
Savings	34,329,672	0.12%	20,065,330	0.03%	512,524	0.17%
Money market	83,404,571	0.37%	64,100,619	0.37%	22,230,278	0.23%
Total interest-bearing checking, savings and money market deposits	163,435,108	0.24%	113,529,571	0.27%	28,701,935	0.23%

Total time deposits	128,621,230	0.65%	117,716,218	0.81%	44,663,774	1.13%

Total interest-bearing deposits	292,056,338	0.42%	231,245,789	0.54%	73,365,709	0.78%

Total Deposits	$385,700,291	0.32%	$306,040,717	0.41%	$97,395,985	0.59%

The following table presents the maturity distribution for time deposits of $100 thousand or more at December 31, 2014:

Amount
Three months or less	$6,510,149
Over three months through six months	4,298,522
Over six months through twelve months	27,620,523
Over twelve months	33,681,092
Total Time Deposits	$72,110,286

Borrowings

Borrowings at December 31, 2014 consist of FHLB advances of $22 million and Atlantic Community Bankers Bank (“ACBB”) advances of $0.2 million, compared to $0 borrowings as of December 31, 2013.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage its assets and liabilities effectively.

At December 31, 2014, our total stockholders’ equity increased to $66.6 million from $54.6 million at December 31, 2013, primarily as a result of the $7.0 million capital raised upon the issuance of additional shares of common stock in May 2014, $3.0 million of retained corporate earnings and $1.5 million of stock-based compensation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).    At December 31, 2014 and 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of December 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

As of December 31, 2013:

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

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

Management is in the process of reviewing the new capital rules to determine the impact that they will have on the Company and the Bank.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $71.4 million at December 31, 2014.    Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities. As of December 31, 2014, we had $7.1 million in cash and due from banks, $9.8 million in interest-bearing deposits with banks and federal funds sold, and $35.3 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank of Richmond (the “Reserve Bank”) and FHLB, which can be drawn upon when required.    The Bank has a line of credit totaling approximately $96 million with the FHLB of which $62.8 million was available to be drawn on December 31, 2014 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities. The Bank had $20.2 million of securities pledged at the FHLB, $0.1 million of securities pledged at the Reserve Bank, and an additional $16.3 million of unpledged securities. Using these securities as collateral, the Bank could borrow approximately $25.8 million as of December 31, 2014.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.    The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line.  In November of 2014, the Company obtained a $41.0 million unsecured revolving line of credit with an institution payable in full in November 2015 unless otherwise agreed.  The proceeds of the Company’s line of credit may be used for general corporate purposes. At December 31, 2014, there were outstanding balances of $22.0 million under the Bank’s FHLB line and of $0.2 million under the Company’s other line of credit.  There were no outstanding balances under these lines or other borrowings at December 31, 2013.

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

At December 31, 2014, we were in an asset sensitive position.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	-20.0%	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%
December 31, 2014	1.8%	1.4%	0.9%	0.4%	-2.4%	N/A	N/A	N/A
December 31, 2013	11.7%	8.7%	5.6%	2.7%	-1.3%	N/A	N/A	N/A

As shown above, measures of net interest income at risk were less favorable at December 31, 2014 than at December 31, 2013 at all interest rate shock levels. All measures remained well within prescribed policy limits.  The primary contributors to the less favorable position was the less asset sensitive balance sheet that resulted from the long-term fixed rate mortgages obtained in the Slavie Acquisition.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	-40.0%	-30.0%	-20.0%	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%
December 31, 2014	12.1%	10.2%	7.7%	4.9%	-3.2%	N/A	N/A	N/A
December 31, 2013	17.7%	14.3%	10.1%	5.9%	-11.0%	N/A	N/A	N/A

The EVE at risk declined slightly at December 31, 2014 when compared to December 31, 2013 in all interest rate shock levels. The negative impact on EVE is caused by the significant increase in volume of longer duration loans from the Slavie acquisition which contributes to less benefit as market rates increase in the shock scenarios.  We evaluated the slightly below policy decrease in the declining rate scenario shown in the table above. Although we believe the likelihood of this scenario is extremely remote, we will continue to adjust our strategy and monitor the impact of our adjustments to ensure they do not exacerbate or create new out-of-policy limit results.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

We have various contractual obligations that may require future cash payments. The following table presents our significant contractual obligations as of December 31, 2014:

	Projected Maturity Date or Payment Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time Deposits (1)	$122,423,382	$63,845,975	$39,254,818	$19,322,589	$-
Operating lease obligations (2)	9,165,723	1,560,160	2,081,414	1,563,489	3,960,660
Purchase obligations (3)	3,043,000	883,000	1,845,000	315,000	-
Total	$134,632,105	$66,289,135	$43,181,232	$21,201,078	$3,960,660

(1) In the normal course of business, a substantial portion of these balances rollover into new time deposits.
(2) The total obligation is estimated based on our normal monthly charges.
(3) Represents payments required under a contract with our data processing services provider which expires in April 2018.

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

The following table presents our outstanding loan commitments and lines and letters of credit as of December 31, 2014:

December 31, 2014
Loan commitments	$5,021,857
Unused lines of credit	64,761,646
Standby letters of credit	1,632,927

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bay Bancorp, Inc.

Lutherville, MD

We have audited the accompanying consolidated balance sheets of Bay Bancorp, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Bancorp, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey LLP

Frederick, Maryland

March 31, 2015

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

Cash and due from banks	$7,062,943	$7,126,720
Interest bearing deposits with banks and federal funds sold	9,794,382	16,146,340
Total Cash and Cash Equivalents	16,857,325	23,273,060

Time deposits with banks	34,849	-
Investment securities available for sale, at fair value	35,349,889	36,586,669
Investment securities held to maturity, at amortized cost	1,315,718	-
Restricted equity securities, at cost	1,862,995	1,009,695
Loans held for sale	7,233,306	12,836,234

Loans, net of deferred fees and costs	393,051,192	320,680,332
Less: Allowance for loan losses	(1,294,976)	(851,000)
Loans, net	391,756,216	319,829,332

Real estate acquired through foreclosure	1,480,472	1,290,120
Premises and equipment, net	5,553,957	5,998,532
Bank owned life insurance	5,485,377	5,356,575
Core deposit intangibles	3,478,282	3,993,679
Deferred tax assets, net	3,214,100	6,564,121
Accrued interest receivable	1,306,111	1,186,748
Accrued taxes receivable	3,122,885	-
Defined benefit pension asset	680,668	-
Other assets	1,210,835	1,164,538
Total Assets	$479,942,985	$419,089,303

LIABILITIES

Noninterest-bearing deposits	$91,676,534	$90,077,139
Interest-bearing deposits	296,153,598	270,916,332
Total Deposits	387,830,132	360,993,471

Short-term borrowings	22,150,000	-
Defined benefit pension liability	-	42,492
Accrued expenses and other liabilities	3,319,567	3,499,072
Total Liabilities	413,299,699	364,535,035

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000 shares, issued and outstanding 11,014,517 shares as of December 31, 2014; authorized 11,108,500 shares, issued and outstanding 9,379,753 shares as of December 31, 2013.	11,014,517	9,379,753

Additional paid-in capital	43,228,950	36,357,001
Retained earnings	10,736,305	7,703,597
Accumulated other comprehensive income	1,663,514	1,113,917
Total Stockholders' Equity	66,643,286	54,554,268
Total Liabilities and Stockholders' Equity	$479,942,985	$419,089,303

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013

Interest income:
Interest and fees on loans	$22,848,600	$17,531,386
Interest on loans held for sale	246,212	776,325
Interest and dividends on securities	970,377	638,538
Interest on deposits with banks and federal funds sold	49,811	73,294
Total Interest Income	24,115,000	19,019,543

Interest expense:
Interest on deposits	1,231,643	1,259,901
Interest on short-term borrowings	25,556	2,068
Total Interest Expense	1,257,199	1,261,969
Net Interest Income	22,857,801	17,757,574

Provision for loan losses	801,688	842,207
Net interest income after provision for loan losses	22,056,113	16,915,367

Noninterest income:
Electronic banking fees	2,637,079	2,050,941
Mortgage banking fees and gains	950,299	2,372,956
Net gain on sale of real estate acquired through foreclosure	58,046	283,984
Brokerage commissions	-	471,810
Service charges on deposit accounts	393,128	285,557
Bargain purchase gain	524,432	2,860,199
Other income	3,201,243	619,531
Total Noninterest Income	7,764,227	8,944,978

Noninterest Expenses:
Salary and employee benefits	13,347,292	10,523,757
Occupancy expenses	2,935,880	2,189,811
Furniture and equipment expenses	1,174,911	802,812
Legal, accounting and other professional fees	1,416,505	1,362,118
Data processing and item processing services	1,197,231	1,054,234
FDIC insurance costs	383,031	285,411
Advertising and marketing related expenses	382,465	381,810
Foreclosed property expenses	690,989	369,106
Loan collection costs	332,843	154,864
Core deposit intangible amortization	992,960	791,498
Merger related expenses	1,028,239	2,041,756
Other expenses	3,632,071	2,157,944
Total Noninterest Expenses	27,514,417	22,115,121
Income before income taxes	2,305,923	3,745,224

Income tax (benefit) expense	(726,785)	504,090
Net income	$3,032,708	$3,241,134

Basic net income per common share	$0.29	$0.39

Diluted net income per common share	$0.29	$0.39

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013

Net income	$3,032,708	$3,241,134

Other Comprehensive Income:
	-
Unrealized gain (loss) on investment securities available for sale	664,241	(744,943)
Income tax (expense) benefit relating to item above	(261,976)	293,880
Net effect on other comprehensive income	402,265	(451,063)

Unrealized gain on defined benefit pension plan	243,303	2,154,881
Income tax (expense) benefit relating to item above	(95,971)	(849,993)
Net effect on other comprehensive income	147,332	1,304,888

Other comprehensive income	549,597	853,825
Total Comprehensive Income	$3,582,305	$4,094,959

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2012 (1)	$5,831,963	$21,269,898	$4,462,463	$260,092	$31,824,416

Net income	-	-	3,241,134	-	3,241,134
Other comprehensive income	-	-	-	853,825	853,825
Issuance of common stock to FSPF I, LLC	2,039,958	8,960,042	-	-	11,000,000
Carrollton Bancorp shares retained at the date of Merger	1,483,457	5,800,313	-	-	7,283,770
Issuance of restricted common stock	15,488	(15,488)	-	-	-
Stock-based compensation	-	311,133	-	-	311,133
Issuance of common stock under stock option plan	8,887	31,103	-	-	39,990
Balance December 31, 2013	9,379,753	36,357,001	7,703,597	1,113,917	54,554,268

Net income	-	-	3,032,708	-	3,032,708
Other comprehensive income	-	-	-	549,597	549,597
Stock-based compensation	212,000	1,294,713	-	-	1,506,713
Issuance of common stock under Securities Purchase Agreement	1,422,764	5,577,236	-	-	7,000,000
Balance December 31, 2014	$11,014,517	$43,228,950	$10,736,305	$1,663,514	$66,643,286

(1)

As restated for the effect of the Merger (as defined in Note 1), with each share of Jefferson Bancorp, Inc. common stock, $0.01 par, converted into 2.2217 shares of Bay Bancorp, Inc. common stock, $1.00 par.

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	$3,032,708	$3,241,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	880,644	644,261
Stock-based compensation	1,506,713	311,133
Amortization of investment premiums and discounts, net	239,612	474,574
Accretion of net discounts on loans	(5,666,090)	(4,127,391)
Amortization of core deposit intangibles	992,960	791,498
Reversal of remaining interest rate mark to market adjustment on IRA deposits	(2,379,662)	-
Amortization of deposit premiums	(1,018,176)	(989,291)
Provision for loan losses	801,688	842,207
Increase in cash surrender value of bank owned life insurance	(128,802)	(93,320)
Bargain purchase gain	(524,432)	(2,860,199)
Loss on sales of premises and equipment	4,431	-
Deferred income taxes	2,992,074	(486,211)
Write down of real estate acquired through foreclosure	412,343	100,611
Gain on sale of real estate acquired through foreclosure	(58,046)	(283,984)
Origination of loans held for sale	(74,709,000)	(203,686,063)
Proceeds from sales of loans held for sale	81,333,823	220,225,874
Gains on sales of loans held for sale	(2,123,595)	(2,372,956)
Net decrease in accrued pension plan	(479,857)	(85,468)
Net increase in accrued taxes receivable	(3,122,885)	-
Net decrease in accrued interest receivable and other assets	182,112	3,168,586
Net decrease increase in accrued expenses and other liabilities	(182,773)	(357,825)
Net cash provided by operating activities	1,985,790	14,457,170

Cash flows from investing activities:
Acquisition, net of cash acquired	24,623,173	27,152,544
Net decrease in time deposits with banks	1,511,869	-
Purchases of investment securities available for sale	(2,042,500)	(15,744,344)
Purchases of investment securities held to maturity	(1,340,499)	-
Redemptions and maturities of investment securities	3,926,003	7,438,726
Proceeds from sale of securities available for sale	-	2,622,388
Redemption of Federal Home Loan Bank stock	400,300	34,800
Net decrease in loans	15,646,634	10,691,422
Proceeds from sale of real estate acquired through foreclosure	762,542	2,185,785
Purchases of premises and equipment	(479,250)	(286,635)
Proceeds from sale of premises and equipment	38,750	1,124,849
Net cash provided by investing activities	43,047,022	35,219,535

Cash flows from financing activities:
Net decrease in deposits	(80,598,547)	(56,958,464)
Repayment of Federal Home Loan Bank advances	-	(170,000)
Net increase in short-term borrowings	22,150,000	-
Proceeds from issuance of common stock	7,000,000	11,000,000
Issuance of common stock on stock option exercise	-	39,990
Net cash used in financing activities	(51,448,547)	(46,088,474)

Net (decrease) increase in cash and cash equivalents	(6,415,735)	3,588,231
Cash and cash equivalents at beginning of period	23,273,060	19,684,829
Cash and cash equivalents at end of period	$16,857,325	$23,273,060

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2014	2013
Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$2,289,856	$2,401,936
Net income tax (refunds) payments	(256,007)	319,530

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$1,307,191	$1,232,558
Transfer of loans held for sale to loan portfolio	1,101,700	2,441,782
Bay Bancorp, Inc. shares retained at the date of the Merger	-	7,283,770

See accompanying notes to audited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bay Bancorp, Inc. is a savings and loan holding company.  Through its subsidiary, Bay Bank, FSB, (the “Bank”), a federal savings bank (an “FSB”), Bay Bancorp, Inc. serves the community with a network of 12 branches strategically located throughout the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, and Harford.  The Bank serves local consumers, small and medium size businesses, professionals and other valued customers by offering a broad suite of financial products and services, including on-line and mobile banking, commercial banking, cash management, mortgage lending and retail banking.  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit. The Bank’s subsidiary, Bay Financial Services, Inc., provides investment advisory and brokerage services.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current period classifications.  The bargain purchase gain for the three and six months ended June 30, 2014 related to the Slavie Acquisition was retroactively restated downward for measurement period adjustments of $186,682 (pretax) recorded for the three months ended September 30, 2014 and upward for measurement period adjustments of $13,588 (pretax) recorded for the three months ended December 31, 2014.  These adjustments decreased the previously reported net income for the three and six months ended June 30, 2014 by $102,299.

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

The Bank is required under regulations promulgated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain reserves against its transaction accounts.  These reserves are generally held in the form of cash or noninterest-earning accounts at the Bank.  Based on the nature of our transaction account deposits and the amount of vault cash on hand, the Bank is not required to maintain a reserve balance with the Federal Reserve at December 31, 2014 and 2013.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near future. The Company held no trading securities as of December 31, 2014 and December 31, 2013. Available for sale securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held to maturity investment securities, comprised of mortgage backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

The Company’s holdings of restricted stock investments consist of the following at December 31, 2014 and 2013:

	2014	2013
Federal Home Loan Bank	$1,544,000	$690,700
Visa Inc., Class B	204,195	204,195
Maryland Financial Bank	49,800	49,800
Atlantic Central Bankers Bank	65,000	65,000
Total restricted equity securities	$1,862,995	$1,009,695

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

Loans Acquired in a Transfer

The loans acquired in the Slavie Acquisition and from the Merger (see Note 2 Business Combinations) were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a factor for loan losses as that was included in the estimated cash flows.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date.  Based on this evaluation, the Company determined that the loans acquired from Bay National Bank, Slavie and in the Merger subject to ASC Topic 310-30 would be accounted for individually.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value of that loan.  For impaired loans that are collateral dependent, any measured impairment is charged-off against the loan and the allowance in the applicable reporting period.  The general component covers loans that are not classified as impaired and primarily include purchased loans not deemed impaired and new loan originations.  The general reserve is based on historical loss experience of the bank or peer bank group if the bank’s loss experience is deemed by management to be insufficient and several qualitative factors.  These qualitative factors address various risk characteristics in the Company’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

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

Premises and Equipment

Land is carried at cost.  Buildings, land improvements, leasehold improvements, furniture and equipment, and software are stated at cost less accumulated depreciation and amortization.  The cost basis of premises and equipment acquired through the Merger and Slavie Acquisition is their respective acquisition date fair values.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the lease term or over the estimated useful lives of the assets.  Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings, leasehold improvements, and furniture and equipment are capitalized.  Gains or losses on disposition of assets are reflected in earnings.

Long-lived assets are evaluated for impairment by management on an on-going basis.  Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance policies on certain current and former employees as a means to generate tax-exempt income which is used to offset a portion of current and future employee benefit costs.  Bank owned life insurance is recorded at the cash surrender value of the policies.  Changes in the cash surrender value are included in noninterest income.

Core Deposit Intangibles

Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over periods ranging from six to nine years; amortization is recorded in noninterest expenses.

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

Derivatives

As part of its mortgage banking activities, the Company makes commitments to originate residential mortgage loans that meet the accounting definition of derivatives.  As of December 31, 2014, the difference between the market value and the carrying amount of these commitments were immaterial and, therefore, no gain or loss has been recognized in the financial statements.

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

When tax returns are filed, management is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while there may be other positions that are subject to uncertainty about their merits or the amounts of the positions that ultimately would be sustained if examined.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements.

It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statement of operations.

Stock-Based Compensation

Stock based compensation expense is recognized over the employee or director’s service period, which is generally defined as the vesting period, of the stock based grant based on the estimated grant date fair value.   A Black-Scholes option pricing model is used to estimate the fair value of stock options granted.

Earnings per share

Basic earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unvested restricted stock awards, and are determined using the treasury stock method.

Recent Accounting Pronouncements and Developments

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40), clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the guidance  requires interim and annual disclosure of  the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The amended guidance is not expected to have a significant impact on the Company’s financial statement disclosures

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied retrospectively.  Early application is not permitted. Management is currently evaluating the impact of adoption.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. As of December 31, 2014, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's Consolidated Financial Statements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of December 31, 2014, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company's Consolidated Financial Statements.

NOTE 2 – BUSINESS COMBINATIONS

Slavie Acquisition

On May 30, 2014, the Bank acquired certain assets and assumed substantially all deposits and certain other liabilities of Slavie Federal Savings Bank (“Slavie”), which was closed on May 30, 2014 by the Office of the Comptroller of the Currency (the “Slavie Acquisition”).  The Slavie Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement All Deposits, with the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank did not acquire any of Slavie’s other real estate owned.  Additionally, the Bank did not at closing commit to purchase any owned or leased bank premises of Slavie; however, the Bank was granted an option to elect following closing to purchase any or all of the banking premises owned by Slavie except for their former headquarters facility in Bel Air, or in the case of leased banking premises, to assume the lease.  The Bank terminated the lease for Slavie’s Bel Air location in October 2014 and extended its current lease at the Overlea branch.

The Company has accounted for the Slavie Acquisition under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, whereby the acquired net assets and assumed liabilities were recorded by the Company at their estimated fair values as of their acquisition dates. Fair value estimates were based on management’s assessment of the best information available as of the acquisition dates.

Through December 31, 2014, the Bank recorded adjustments to the fair values of certain acquired assets and assumed liabilities as initially reported at June 30, 2014.    These adjustments resulted in a $173,094 (pretax) reduction in the bargain purchase gain for the year ended December 31, 2014.    The initially recorded bargain purchase gain was based upon a preliminary settlement with the FDIC and initial fair value estimates for loans, intangibles, and deposits developed by management.    Subsequently, the Bank and FDIC executed a final settlement and management obtained a third party valuation of loans, intangibles, and deposits.  The resulting recorded adjustments are reflected retrospectively to June 30, 2014 and results in the updated pretax bargain purchase gain of $524,432 for the year ended December 31, 2014.

In accordance with the framework established by ASC Topic 820, Fair Value Measurements and Disclosures, the Company used a fair value hierarchy to prioritize the information used to develop assumptions to calculate estimates in determining fair values.

The following table presents the allocation of the consideration received to acquire assets and assume liabilities in the Slavie Acquisition as of the acquisition date.  The allocation results in an after-tax bargain purchase gain of $317,544.

Assets acquired at fair value:

Cash and Cash Equivalents	$ 30,341,150
Time deposits with banks	1,546,718
Investment securities available for sale, at fair value	197,311
Restriced equity securities, at cost	1,253,600
Loans, net of deferred fees and costs	82,914,607
Accrued interest receivable	347,772
Core deposit intangible	477,563
Total assets acquired	$ 117,078,721

Liabilities assumed at fair value:
Deposits	$ 110,833,046
Accrued expenses and other liabilities	3,266
Total liabilities assumed	$ 110,836,312

Net assets acquired at fair value:	$ 6,242,409

Transaction cash consideration paid	5,717,977

Total estimated bargain purchase gain, before tax	524,432
Tax expense	(206,888)
Total estimated bargain purchase gain, after tax	$ 317,544

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of these determinations related to the valuation of acquired loans.

The following is a summary of the loans acquired in the Slavie Acquisition:

	Purchased Credit Impaired Loans	Purchased Non-Impaired Loans	Total Purchased Loans

Contractually required principal and interest at acquisition	$26,970,809	$68,701,805	$95,672,614
Contractual cash flows not expected to be collected	(7,018,601)	(3,983,263)	(11,001,864)
Expected cash flows at acquisition	19,952,208	64,718,542	84,670,750
Interest component of expected cash flows	(1,114,951)	(641,192)	(1,756,143)
Basis in purchased loans at acquisition - estimated fair value	$18,837,257	$64,077,350	$82,914,607

The fair value of checking, savings and money market deposit accounts acquired was assumed to be the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

Pro Forma Condensed Combined Financial Information

The following pro forma information combines the historical results of Slavie and pre-Slavie Acquisition Bay Bancorp, Inc. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma results exclude the impact of the bargain purchase gain of $524,432 and Slavie Acquisition-related expenses of $909,471. While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the Slavie Acquisition taken place on indicated dates.

If the Slavie Acquisition had been completed on January 1, 2014, total revenue would have been approximately $33.0 million for the year ended December 31, 2014.  Net income would have been approximately $3.1 million for the same period.  Basic and diluted earnings per share would have been $0.30 for the year ended December 31, 2014.

If the Slavie Acquisition had been completed on January 1, 2013, total revenue would have been approximately $31.5 million for the year ended December 31, 2013.  Net income would have been approximately $0.2 million for the same period.  Basic and diluted earnings per share would have been $0.02 for the year ended December 31, 2013.

The disclosure of Slavie’s post-Slavie Acquisition total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Slavie Acquisition.

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

At December 31, 2013, the Company recorded measurement period adjustments to the fair values of certain acquired assets and assumed liabilities as previously reported at September 30, 2013.  These retrospective adjustments resulted in a $2,157,102 reduction to the bargain purchase gain during the year ended December 31, 2013 from the amount previously reported for the nine months ended September 30, 2013.  The retrospective adjustments recorded during the fourth quarter of 2013 and their impact on the bargain purchase gain were as follows:  deferred income tax assets - $1,874,781 reduction due primarily to excess current and future year recognized built-in losses under Section 382 of the Internal Revenue Service code; facilities operating leases with above market rentals - $413,596 reduction; premises - $91,998 increase; loans - $62,321 reduction; and other liabilities - $101,598 increase.  The Company had no additional adjustments to the valuation of acquired assets and assumed liabilities in 2014.

The purchase price and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

		April 19, 2013
Purchase price:

Shares of Company common stock outstanding as of stockholder vote	2,579,388
Less: Shares tendered for cash	1,095,931
Shares of Company common stock retained by current stockholders	1,483,457

Shares of Company common stock retained by current stockholders	1,483,457
x Market price per share as of April 19, 2013	$4.91
Purchase price based on value of shares retained		$7,283,770

Shares tendered for cash	1,095,931
x Price per share as agreed to in the Definitive Agreement	$6.20
Purchase price based on value of shares tendered for cash		6,794,777

Total purchase price		$14,078,547

Identifiable assets:
Cash and cash equivalents		$33,947,321
Investment securities available for sale and restricted equity securities		23,191,025
Loans held for sale		29,444,871
Loans		224,946,116
Core deposit intangible		4,611,362
Premises and equipment		7,086,582
Bank owned life insurance		5,263,255
Real estate acquired through foreclosure		908,718
Deferred tax asset		6,394,833
Other assets		4,976,174
Total identifiable assets		340,770,257

Identifiable liabilities:
Deposits	318,269,096
Short-term borrowings	170,000
Defined benefit pension plan	2,266,626
Lease liability	683,009
Other liabilities	2,442,780
Total identifiable liabilities	323,831,511

Bargain purchase gain resulting from the Merger	$2,860,199

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

Pro Forma Condensed Combined Financial Information

The following pro forma information combines the historical results of Jefferson and pre-Merger Bay Bancorp, Inc. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma results exclude the impact of the bargain purchase gain of $2,860,199 and Merger-related expenses of $2,041,756. While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the merger taken place on indicated dates.

If the Merger had been completed on January 1, 2013, total revenue would have been approximately $32 million for  the year ended December 31, 2013. Net income would have been approximately $2.1 million for the same period. Basic and diluted earnings per share would have been $0.37 for the year ended December 31, 2013.

The disclosure of pre-Merger Bay Bancorp, Inc.’s post-Merger total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Merger.

In connection with the Slavie Acquisition and the Merger, the Company incurred acquisition and merger related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce the Bank to the former Carrollton Bank and Slavie customers, and other costs of completing the transaction.

Slavie Acquisition:	2014	2013
Professional Fees	$122,072	$-
Data processing	637,199	-
Advertising and marketing expenses	70,957	-
Net occupancy and equipment costs	26,226	-
All other	53,017	-
Total acquisition related expenses	909,471	-

Carrolton Merger:
Salaries and employee benefits	-	132,583
Professional Fees	96,847	448,467
Data processing	21,921	1,183,579
Advertising and marketing expenses	-	159,374
Net occupancy and equipment costs	-	63,554
All other	-	54,199
Total merger related expenses	118,768	2,041,756

Total merger and acquisition related expenses	$1,028,239	$2,041,756

 summary of the Slavie Acquisition and Merger related expenses included in the consolidated statements of income for the years ended December 31, 2014 and 2013 are as follows

NOTE 3 – INVESTMENT SECURITIES

At December 31, 2014 and December 31, 2013, the amortized cost and estimated fair value of the Company’s investment securities portfolio are summarized as follows:

	Amortized		Gross Unrealized		Estimated
Available for Sale	cost		Gains	Losses	Fair Value
December 31, 2014

U.S. government agency	$7,561,238		$217,033	$-	$7,778,271
Residential mortgage-backed securities	20,679,345		399,198	(207,616)	20,870,927
State and municipal	4,639,988		17,779	(3,621)	4,654,146
Corporate bonds	2,041,718		-	(11,718)	2,030,000
Total debt securities	34,922,289	-	634,010	(222,955)	35,333,344
Equity securities	78,754		-	(62,209)	16,545
Totals	$35,001,043		$634,010	$(285,164)	$35,349,889

	Amortized		Gross Unrealized		Estimated
Held-to-Maturity	cost		Gains	Losses	Fair Value
December 31, 2014

Residential mortgage-backed securities	$1,315,718		$9,079	$-	$1,324,797
Total debt securities	1,315,718		9,079	-	1,324,797
Totals	$1,315,718		$9,079	$-	$1,324,797

	Amortized		Gross Unrealized		Estimated
Available for Sale	cost		Gains	Losses	Fair Value
December 31, 2013

U.S. government agency	$7,592,138		$3,694	$(69,917)	$7,525,915
Residential mortgage-backed securities	23,965,230		273,885	(438,112)	23,801,003
State and municipal	5,265,944		-	(76,058)	5,189,886
Total debt securities	36,823,312		277,579	(584,087)	36,516,804
Equity securities	78,752		-	(8,887)	69,865
Totals	$36,902,064		$277,579	$(592,974)	$36,586,669

At December 31, 2013, the Bank had no held-to-maturity securities.

Unrealized losses segregated by length of impairment as of December 31, 2014 and December 31, 2013 were as follows:

	Less than 12 months				12 months or longer				Total
Available for Sale	Fair		Unrealized		Fair		Unrealized		Fair		Unrealized
December 31, 2014	Value		Losses		Value		Losses		Value		Losses
U.S. government agency	$-		$-		$-		$-		$-		$-
Residential mortgage-backed securities	791		(3)		6,901,324		(207,613)		6,902,115		(207,616)
State and municipals	757,939		(3,621)		-		-		757,939		(3,621)
Corporate bonds	2,030,000		(11,718)		-		-		2,030,000		(11,718)
Total debt securities	2,788,730	-	(15,342)	-	6,901,324	-	(207,613)	-	9,690,054	-	(222,955)
Equity securities	-		-		16,545		(62,209)		16,545		(62,209)
Totals	$2,788,730		$(15,342)		$6,917,869		$(269,822)		$9,706,599		$(285,164)

	Less than 12 months				12 months or longer				Total
Available for Sale	Fair		Unrealized		Fair		Unrealized		Fair		Unrealized
December 31, 2013	Value		Losses		Value		Losses		Value		Losses
U.S. government agency	$7,215,837		$(69,917)		$-		$-		$7,215,837		$(69,917)
Residential mortgage-backed securities	15,637,539		(438,112)		-		-		15,637,539		(438,112)
State and municipals	5,189,886		(76,058)		-		-		5,189,886		(76,058)
Total debt securities	28,043,262		(584,087)		-		-		28,043,262		(584,087)
Equity securities	69,865		(8,887)		-		-		69,865		(8,887)
Totals	$28,113,127		$(592,974)		$-		$-		$28,113,127		$(592,974)

At December 31, 2014, unrealized losses in the Company’s portfolio of debt securities of $222,955 in the aggregate were related to 11 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2014, unrealized losses in the Company’s portfolio of equity securities of $62,209 were related to one security and considered temporary.  Since management believes that it is more likely than not the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At December 31, 2013, unrealized losses in the Company’s portfolio of debt securities of $584,087 in the aggregate were related to 24 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

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

The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded 10% of stockholders’ equity at December 31, 2014 or 2013.

No investment securities held by the Company as of December 31, 2014 and December 31, 2013 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at December 31, 2014 and 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2014		2013
	Amortized	Fair	Amortized	Fair
Available for sale	Cost	Value	Cost	Value
Within one year	$237,687	$240,942	$-	$-
Over one to five years	4,794,585	4,787,945	3,139,647	3,120,919
Over five to ten years	9,210,672	9,433,530	9,186,255	9,070,492
Over ten years	-	-	532,180	524,390
Residential mortgage-backed securities	20,679,345	20,870,927	23,965,230	23,801,003
Totals	$34,922,289	$35,333,344	$36,823,312	$36,516,804

	2014		2013
	Amortized	Fair	Amortized	Fair
Held to maturity	Cost	Value	Cost	Value
Residential mortgage-backed securities	$1,315,718	$1,324,797	$-	$-

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

There were no sales of investment securities available for sale during the year ended December 31, 2014.

At December 31, 2014, securities with an amortized cost of $20,035,812 (fair value of $20,358,237) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Richmond (the “Reserve Bank”). At December 31, 2013, securities with an amortized cost of $19,721,274 (fair value of $19,535,096) were pledged as collateral for potential borrowings from the FHLB and the Reserve Bank.

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

	December 31,
	2014	2013
Commercial & Industrial	$33,454,280	$34,278,539
Commercial Real Estate	158,714,554	157,450,876
Residential Real Estate	140,374,035	73,323,554
Home Equity Line of Credit	35,717,982	33,257,822
Land	5,856,875	1,716,747
Construction	18,052,287	19,343,013
Consumer & Other	881,179	1,309,781
Total Loans	393,051,192	320,680,332
Less: Allowance for Loan Losses	(1,294,976)	(851,000)
Net Loans	$391,756,216	$319,829,332

At December 31, 2014 and December 31, 2013, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $5,281,192 and $3,386,065, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At December 31, 2014 and December 31, 2013, Commercial Real Estate – Investor loans had a total balance of $101,947,596 and $110,352,299, respectively.  At December 31, 2014 and December 31, 2013, Commercial Real Estate – Owner Occupied loans had a total balance of $56,766,958 and $47,098,577, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At December 31, 2014 and December 31, 2013, Residential Real Estate – Investor loans had a total balance of $50,708,153 and $26,670,715, respectively.  At December 31, 2014 and December 31, 2013, Residential Real Estate – Owner Occupied loans had a total balance of $89,665,882 and $46,652,839, respectively.

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

Construction

Construction loans, which include land development loans, are generally considered to involve a higher degree of credit risk than long term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and estimated costs of construction, as well as the property’s ability to attract and retain tenants.  Loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections.  If the Company is forced to foreclose on a building before or at completion due to a default, it may be unable to recover all of the unpaid balance of and accrued interest on the loan as well as related foreclosure and holding costs.

Consumer & Other

Consumer & Other loans include installment loans, personal lines of credit, and automobile loans.  Payment on these loans often depends on the borrower's creditworthiness and ability to generate sufficient cash flow to service the debt.

Allowance for Loan Losses

To control and monitor credit risk, management has an internal credit process in place to determine whether credit standards are maintained along with in-house loan administration accompanied by oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower's ability to service the debt as well as the assessment of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan losses to absorb estimated and probable losses inherent in the loan portfolio.

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

The analysis for determining the allowance is consistent with guidance set forth in U.S. GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired, primarily including nonaccrual loans, troubled debt restructurings, and purchased credit impaired loans where cash flows have deteriorated from those forecasted as of the acquisition date.  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged-off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000
Charge-offs	-	(300,214)	(274,382)	(79,492)	-	-	(934)	(655,022)
Recoveries(1)	30,000	137,072	109,827	9,844	-	-	10,567	297,310
Provision	3,110	393,647	287,729	107,178	1,769	17,673	(9,418)	801,688
Ending balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	200,510	554,585	203,413	166,733	8,687	153,089	7,959	1,294,976
Totals	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976

Loans:
Ending balance: individually evaluated for impairment	$957,080	$828,264	$4,314,191	$320,329	$-	$-	$-	$6,419,864

Ending balance: collectively evaluated for impairment	30,474,533	137,781,830	124,042,412	34,686,415	2,448,388	17,380,581	881,179	347,695,338

Ending balance: loans acquired with deteriorated credit quality(2)	2,022,667	20,104,460	12,017,432	711,238	3,408,487	671,706	-	38,935,990
Totals	$33,454,280	$158,714,554	$140,374,035	$35,717,982	$5,856,875	$18,052,287	$881,179	$393,051,192

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $104,460 that have current period charge offs.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2013:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$121,759	$131,350	$199,306	$81,955	$6,400	$109,335	$5,837	$655,942
Charge-offs	(82,860)	(187,419)	(441,421)	(10,919)	-	-	(1,000)	(723,619)
Recoveries(1)	-	-	39,135	13,578	23,026	-	731	76,470
Provision	128,501	380,149	283,219	44,589	(22,508)	26,081	2,176	842,207
Ending balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2013:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	167,400	324,080	80,239	129,203	6,918	135,416	7,744	851,000
Totals	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000

Loans:
Ending balance: individually evaluated for impairment	$730,881	$853,819	$3,544,741	$325,866	$-	$104,926	$-	$5,560,233

Ending balance: collectively evaluated for impairment	31,315,355	132,236,685	66,467,228	32,418,288	355,190	17,894,718	1,309,781	281,997,245

Ending balance: loans acquired with deteriorated credit quality(2)	2,232,303	24,360,372	3,311,585	513,668	1,361,557	1,343,369	-	33,122,854
Totals	$34,278,539	$157,450,876	$73,323,554	$33,257,822	$1,716,747	$19,343,013	$1,309,781	$320,680,332

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $501,143 that have current period charge-offs.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2014:

	As of December 31, 2014			For the Year Ended December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$957,080	$1,155,553	$-	$1,136,545	$92,978
Commercial Real Estate - Investor	662,280	668,287	-	731,634	2,371
Commercial Real Estate - Owner Occupied	165,984	165,984	-	170,360	-
Residential Real Estate - Investor	1,168,103	1,959,337	-	1,728,843	6,508
Residential Real Estate - Owner Occupied	3,250,548	3,853,959	-	3,752,953	201,428
Home Equity Line of Credit	320,329	404,347	-	368,477	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	-	19,034	-	10,245	615

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total:	6,524,324	8,226,501	-	7,899,057	303,900

Commercial & Industrial	$957,080	$1,155,553	$-	$1,136,545	$92,978
Commercial Real Estate	828,264	834,271	-	901,994	2,371
Residential Real Estate	4,418,651	5,813,296	-	5,481,796	207,936
Home Equity Line of Credit	320,329	404,347	-	368,477	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	-	19,034	-	10,245	615
	$6,524,324	$8,226,501	$-	$7,899,057	$303,900

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2013:

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of December 31, 2014:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$30,150,745	$1,530,547	$1,772,988	$-	$33,454,280
Commercial Real Estate - Investor	93,113,185	5,837,107	2,997,304	-	101,947,596
Commercial Real Estate - Owner Occupied	42,898,246	6,864,098	7,004,614	-	56,766,958
Residential Real Estate - Investor	39,109,937	2,804,857	8,793,359	-	50,708,153
Residential Real Estate - Owner Occupied	84,796,122	-	4,869,760	-	89,665,882
Home Equity Line of Credit	35,088,028	-	629,954	-	35,717,982
Land	3,850,748	-	2,006,127	-	5,856,875
Construction	17,848,675	81,234	122,378	-	18,052,287
Consumer & Other	881,179	-	-	-	881,179
Total	$347,736,865	$17,117,843	$28,196,484	$-	$393,051,192

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2014.  Purchased credit impaired loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$-	$-	$-	$-	$31,093,412	$338,202	$31,431,614
Commercial Real Estate - Investor	159,786	-	-	159,786	88,920,589	608,084	89,688,458
Commercial Real Estate - Owner Occupied	-	-	-	-	48,755,651	165,984	48,921,635
Residential Real Estate - Investor	312,422	-	-	312,422	39,508,855	1,063,643	40,884,920
Residential Real Estate - Owner Occupied	924,608	550,604	-	1,475,213	83,255,356	2,741,114	87,471,683
Home Equity Line of Credit	456,248	24,199	-	480,446	34,205,969	320,329	35,006,745
Land	-	-	-	-	2,448,388	-	2,448,388
Construction	-	-	-	-	17,380,581	-	17,380,581
Consumer & Other	-	500	-	500	880,679	-	881,179
Total	$1,853,063	$575,303	$-	$2,428,367	$346,449,479	$5,237,356	$354,115,202

Purchased credit impaired loans							38,935,990
Total Loans							$393,051,192

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

The following table presents a breakdown of loans the Company modified during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	1	$85,397	$85,397	1	$160,885	$160,885
Commercial Real Estate - Investor	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	2	612,118	612,118	1	683,763	683,763
Home Equity Line of Credit	-	-	-	1	68,685	68,685
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	3	$697,515	$697,515	3	$913,333	$913,333

During the year ended December 31, 2014, there were three loans modified as TDRs.  The restructuring of a C&I loan included an extension of loan maturity date at an interest rate lower than the current rate for new debt with similar risk.  This loan was on nonaccrual as of December 31, 2014.  The restructuring of a Residential Real Estate – Owner Occupied loan valued at $376,742 included an extension of the interest only period for an additional 12 months to allow more manageable debt servicing by the borrower.  This loan was on nonaccrual as of December 31, 2014.  In November 2014, the Bank restructured a Residential Real Estate – Owner Occupied loan valued at $235,376 by extending the loan maturity date at an interest rate lower than the current rate for a new debt with similar risk.  As of December 31, 2014, this loan was still accruing.

During the year ended December 31, 2013, the restructuring of a HELOC resulted in interest rate concessions and changes in payment terms and monthly principal and interest payments to interest only, to allow more manageable debt service by the borrower.  As of December 31, 2014, this HELOC TDR was on nonaccrual status.  The restructuring of the C&I loan included an extension of the loan maturity date at an interest rate lower than the current rate with new debt with similar risk.  This loan subsequently paid off in November 2013.  The modification of the Residential Real Estate-Owner Occupied loan included an extension of loan maturity date and reduced payments per executed forbearance agreement.  This loan subsequently transferred to real estate acquired through foreclosure in April 2014 at its carrying value of $495,000.

None of the loans modified as a TDR during the previous 12 months were in default of their modified terms at December 31, 2014. At December 31, 2014 and 2013, the Bank had $2,347,989 and $2,582,468 in loans identified as TDRs, respectively, of which $1,192,481 and $948,488 were on nonaccrual status, respectively.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	December 31, 2014	December 31, 2013
Commercial & Industrial	$2,022,667	$2,232,303
Commercial Real Estate	20,104,460	24,360,372
Residential Real Estate	12,017,432	3,311,585
Home Equity Line of Credit	711,238	513,668
Land	3,408,487	1,361,557
Construction	671,706	1,343,369
Total Loans	$38,935,990	$33,122,854

The contractual amount outstanding for these loans totaled $47,678,935 and $41,571,473 as of December 31, 2014 and December 31, 2013, respectively.

The following table reflects activity in the accretable yield for these loans for the years ended December 31, 2014 and 2013:

	2014	2013
Balance at beginning of period	$1,991,662	$1,049,653
Acquired through Carrollton Merger	-	2,788,895
Acquired through Slavie Acquisition	1,114,951	-
Reclassification from nonaccretable difference	3,434,246	1,401,853
Accretion into interest income	(4,441,859)	(3,173,474)
Disposals	(3,109)	(75,265)
Balance at end of period	$2,095,891	$1,991,662

The following table reflects activity in the allowance for these loans for the years ended December 31, 2014 and 2013:

	2014	2013
Balance at beginning of period	$-	$213,882
Reclassification to TDR	-	(213,882)
Charge-offs	(125,999)	(131,269)
Recoveries	30,307	44,580
Provision for loan losses	95,692	86,689
Balance at end of period	$-	$-

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the 12 months ended December  31, 2014 and 2013:

	2014	2013
Balance at beginning of period	$1,290,120	$1,151,256
Acquired through Merger	-	908,718
New transfers from loans	1,307,191	1,232,558
Sales	(704,496)	(1,901,801)
Write-downs	(412,343)	(100,611)
Balance at end of period	$1,480,472	$1,290,120

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2014 and 2013 are as follows:

	2014	2013	Useful Life (in years)
Land	$1,210,000	$1,210,000
Buildings and improvements	1,129,500	1,129,500	10 - 40
Leasehold improvements	2,492,543	2,424,043	10 - 25
Furniture, fixtures and equipment	1,999,929	1,691,036	3 - 10
Software	430,260	385,371	3 - 10
	7,262,232	6,839,950
Accumulated depreciation and amortization	(1,708,276)	(841,418)
Net premises and equipment	$5,553,957	$5,998,532

Depreciation and amortization expense for premises and equipment amounted to $880,644 and $644,261 for the years ended December 31, 2014 and 2013, respectively.

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

Rent expense applicable to operating leases for the years ended December 31, 2014 and 2013 was $1,892,097 and $1,451,936, respectively.

At December 31, 2014, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Periods ending December 31:	Operating Leases
2015	$1,560,160
2016	1,170,524
2017	910,890
2018	880,127
2019	683,362
Thereafter	3,960,660
Total minimum lease payments	$9,165,723

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at December 31, 2014 had a remaining weighted average amortization period of approximately 2.9 years.  The following table presents the changes in the net book value of core deposit intangible assets for the years ended December 31, 2014 and 2013:

	2014	2013
Balance at beginning of period	$3,993,679	$173,815
Additions from the Carrollton Merger	-	4,611,362
Additions from the Slavie Acquisition	477,563	-
Amortization expense	(992,960)	(791,498)
Balance, December 31	$3,478,282	$3,993,679

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of December 31, 2014 and December 31, 2013:

	2014	2013
Gross carrying amount	$5,578,211	$5,100,648
Accumulated amortization	(2,099,929)	(1,106,969)
Net carrying amount	$3,478,282	$3,993,679

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at December 31, 2014:

Periods ending December 31:	Amount
2015	$854,098
2016	649,939
2017	490,847
2018	402,243
2019	368,806
Subsequent years	712,349
Total	$3,478,282

NOTE 9 – DEPOSITS

The following table presents the composition of deposits at December 31, 2014 and 2013:

	2014	2013
Noninterest-bearing deposits	$91,676,534	$90,077,139
Interest-bearing deposits:
Checking	54,844,855	42,378,939
Savings	36,233,369	27,817,849
Money market	82,651,992	78,356,997
Total interest-bearing checking, savings and money market deposits	173,730,216	148,553,785

Time deposits below $100,000	50,313,096	59,403,534
Time deposits $100,000 or above	72,110,286	62,959,013
Total time deposits	122,423,382	122,362,547
Total interest-bearing deposits	296,153,598	270,916,332

Total Deposits	$387,830,132	$360,993,471

The following table sets forth the maturity distribution for the Company’s time deposits at December 31, 2014:

Amount
Maturing within one year	$63,845,975
Maturing over one to two years	32,165,081
Maturing over two to three years	7,089,737
Maturing over three to four years	2,486,768
Maturing over four to five years	16,835,821
Maturing over five years	-
Total Time Deposits	$122,423,382

Interest expense on deposits for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Interest-bearing checking	51,315	38,042
Savings	80,629	27,056
Money market	305,217	236,988
Total interest-bearing checking, savings and money market deposits	437,161	302,086

Time deposits below $100,000	251,359	336,231
Time deposits $100,000 or above	543,123	621,584
Total time deposits	794,482	957,815

Total Interest Expense	$1,231,643	$1,259,901

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits. At December 31, 2014, CDARS and ICS deposits were $4.1 million and $4.8 million, respectively.  At December 31, 2013, CDARS and ICS deposits were $5.0 million and $6.6 million, respectively.

In April 2014, the Bank announced its exit from the Individual Retirement Account (“IRA”) product line. At the time, as a result of the announcement, the Bank stopped offering IRAs to new customers and resigned as custodian for its existing IRAs. IRA deposit balances of $24 million or 6% of total deposits were either transferred to new IRA custodians or disbursed to customers by May 23, 2014. The IRA exit increased second quarter other income $2.4 million, resulting from the recognition of the remaining interest rate mark-to-market adjustment on IRA deposits, that was recorded in connection with the Merger (defined in Note 2).

The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2014 totaled $14.8 million dollars.

NOTE 10 – BORROWINGS

Borrowings at December 31, 2014 consisted of the following:

December 31, 2014
Federal Home Loan Bank Advances
Due January, 2015, Fixed Rate 0.24%	$8,000,000
Due December, 2015, Daily Rate 0.355%	14,000,000
Atlantic Central Bankers Bank Advances
Due November, 2015, Fixed Rate 4.50%	150,000
Total	$22,150,000

As of and for the Year Ended December 31, 2014
Weighted average interest rate at year end:
Federal Home Loan Bank overnight advance	0.355%
Federal Home Loan Bank short term advances	0.240%
Atlantic Central Bankers Bank advances	4.500%

Maximum amount outstanding at month end during the year:
Federal Home Loan Bank overnight advance	$20,000,000
Federal Home Loan Bank short term advances	$8,000,000
Atlantic Central Bankers Bank advances	$150,000

Average amount outstanding during the year:
Federal Home Loan Bank overnight advance	$6,605,393
Federal Home Loan Bank short term advances	$2,646,988
Atlantic Central Bankers Bank advances	$16,849

Weighted average interest rate during the year:
Federal Home Loan Bank overnight advance	0.362%
Federal Home Loan Bank short term advances	0.194%
Atlantic Central Bankers Bank advances	2.893%

Interest expense on FHLB advances and other borrowed funds for the years ended December 31, 2014 and 2013 were $25,556 and $1,582, respectively.  Fixed-rate advances had a weighted average interest rate of 0.194% for the year ended December 31, 2014.

The Company had no long-term borrowings at December 31, 2013.

NOTE 11 – STOCK-BASED COMPENSATION

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

The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock adjusted for the post-merger exchange ratio of 2.2217 and had a term of ten years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a ten year term.  Options relating to a total of 539,115 shares of common stock were outstanding as of December 31, 2014.  As a result of the Merger, the Jefferson Plan is now administered by Bay Bancorp, Inc.’s Board of Directors.

The Carrollton Bancorp 2007 Equity Plan (the “Equity Plan” and, together with the Jefferson Plan, the “Plans”) was approved at the 2007 annual meeting of stockholders of Bay Bancorp, Inc..  Under the Equity Plan, 500,000 shares of common stock were reserved for issuance.  Options relating to a total of 203,900 shares of common stock were outstanding as of December 31, 2014.

Stock Options

The following weighted average assumptions were used for options granted during the years ended December 31, 2014 and 2013:

	2014	2013
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years
Expected volatility	27.2%	33.9%
Risk-free interest rate	1.91%	1.30%

The dividend yield is based on estimated future dividend yields.  The expected term of share options granted is generally derived from historical experience.  Expected volatilities are generally based on historical volatilities.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following tables summarize changes in the Company's stock options outstanding for the year ended December 31, 2014 and 2013:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2014	608,905	$5.23	7.11 years	$175,426
Granted	187,000	4.97		-
Forfeited or expired	(52,890)	7.72		(175,426)
Outstanding, December 31, 2014	743,015	$4.99	6.85 years	$-

Exercisable at December 31, 2014	557,224	$4.94	6.43 years	$-

Weighted average fair value of options granted during the year		$1.60

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Outstanding, January 1, 2013	484,332	$4.58	7.70 years	$(1)
Options retained through Merger	52,060	15.36		-
Granted	208,120	5.30		12,000
Exercised	(8,887)	4.50		3,082
Forfeited or expired	(126,720)	7.07		19,898
Outstanding, December 31, 2013	608,905	$5.23	7.11 years	$175,426

Exercisable at December 31, 2013	377,255	$5.39	6.31 years	$138,941

Weighted average fair value of options granted during the year		$1.85

(1)	The intrinsic value of stock options for dates prior to April 19, 2013 was not readily determinable because the legacy Jefferson Bancorp shares were not publicly traded.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the years ended December 31, 2014 and 2013, stock-based compensation expense applicable to the Plans was $415,560 and $268,633, respectively-, and the tax benefits related to stock-based compensation were $0 and $1,418, respectively.  Unrecognized stock-based compensation expense attributable to nonvested options was $185,028 at December 31, 2014.  This amount is expected to be recognized over a remaining weighted average period of approximately 2.10 years.

The summary of the activity for the Company’s non-vested options for the years ended December 31, 2014 and 2013 is presented in the following table:

	2014		2013
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested options at January 1,	231,650	$2.30	219,282	$2.74
Granted	187,000	1.47	208,120	1.85
Vested	(232,859)	1.88	(102,423)	2.60
Cancelled, forfeited or expired	(40,000)	1.85	(93,329)	1.98
Non-vested options at December 31,	145,791	$2.05	231,650	$2.30

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  A total of 33,701 shares of restricted common stock have been granted through December 31, 2014, with 16,256 shares granted to the eight eligible directors on May 14, 2014.  Total stock based compensation expense attributable to the shares of restricted common stock was $84,153 and $42,500 for the years ended December 31, 2014 and 2013, respectively.   The total unrecognized compensation expense attributable to the shares of restricted common stock was $33,323 at December 31, 2014.

A summary of the activity for the Company’s non-vested restricted stock for the period indicated is presented in the following table:

	2014		2013
	Shares	Weighted-Average Fair Value	Shares	Weighted-Average Fair Value
Non-vested restricted stock at January 1,	15,488	$5.17	-	$-
Granted	16,256	4.92	17,445	5.16
Vested	(15,488)	5.17	-	-
Cancelled, forfeited or expired	-	-	(1,957)	5.11
Non-vested restricted stock at December 31,	16,256	$4.92	15,488	$5.17

Other Stock Awards

On July 29, 2014, the Company’s Board of Directors granted a one-time award of common stock to an employee director and certain non-employee directors, totaling 212,000 shares that vested immediately.  Total stock based compensation expense attributable to the shares of unrestricted common stock was $1,007,000 for the 12 months ended December 31, 2014.

NOTE 12 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) was acquired through the Merger.  The Pension Plan provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

Obligations and Funded Status

	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$9,897,739	$-
Benefit obligation acquired in Merger	-	11,158,118
Service cost	60,738	41,766
Interest cost	442,705	293,289
Actuarial (gain)/loss	(421,439)	(1,256,925)
Disbursements made	(509,533)	(338,509)
Benefit obligation at end of year	9,470,210	9,897,739

Change in Plan Assets
Fair value of plan assets at beginning of year	9,855,247	-
Fair value of plan assets acquired in Merger	-	8,891,492
Actual return on plan assets	499,052	1,302,264
Employer contribution	306,112	-
Disbursements made	(509,533)	(338,509)
Fair value of plan assets at end of year	10,150,878	9,855,247

Funded Status at End of Year	$680,668	$(42,492)

The accumulated benefit obligation was $9,470,210 and $9,897,739 at December 31, 2014 and 2013, respectively.

The amount recognized on the consolidated balance sheet as defined benefit pension asset and liability was $680,668  and $42,492 at December 31, 2014 and 2013, respectively.

Amounts recognized in accumulated other comprehensive income (net of taxes at 39.445%) consist of the following:

	2014	2013
Net gain	$(1,452,220)	$(1,304,888)

Components of Net Periodic Pension Benefit and Other Amounts Recognized in Other Comprehensive Income

Net Periodic Pension Benefit	2014	2013
Service cost	$60,738	$41,766
Interest cost	442,705	293,289
Expected return on plan assets	(598,359)	(404,308)
Amortization of net loss/(gain)	(78,828)	-
Net periodic pension benefit	(173,744)	(69,253)

Other Changes in Plan Assets and Benefit Obligations
Net (gain) loss for the period	(243,303)	(2,154,881)
Amortization of prior service cost	-	-
Amortization of net transition liability	-	-
Amortization of net gain	-	-
Total recognized in other comprehensive income	(243,303)	(2,154,881)

Total recognized in net periodic pension benefit and other comprehensive income	$(417,047)	$(2,224,134)

Expected Amortizations

The estimated net gain for the Pension Plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year is as follows:

	2014	2013
Expected amortization of net gain	$-	$(47,754)

Additional Information

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s benefit obligations were as follows:

	2014	2013
Discount rates	3.77%	4.72%
Rates of compensation increase	NA	NA

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s periodic cost were as follows:

	2014	2013
Discount rates	4.72%	3.81%
Expected rate on plan assets	6.60%	6.60%
Rate of compensation increase	NA	NA

The target and actual allocations expressed as a percentage of the Pension Plan’s assets as of December 31, 2014 are as follows:

December 31, 2014	Target	Actual
Equity Securities	40-65%	59%
Fixed income-guaranteed fund	35-60%	41%
Total	100%	100%

December 31, 2013	Target	Actual
Equity Securities	40-65%	55%
Fixed income-guaranteed fund	35-60%	45%
Total	100%	100%

Estimated future benefit payments are as follows:

Periods ending December 31:	Amount
2015	$475,652
2016	487,054
2017	460,926
2018	468,665
2019	472,204
2020-2023	2,661,452

There is no required minimum amount of contribution to be made by the Company to the Pension Plan during 2015.

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

Fair Value Measurement of Plan Assets

The following table summarizes the fair value of the Pension Plan’s investments at December 31, 2014 and 2013.

Asset Category	Total as of December 31, 2014	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Equity Securities - Mutual Funds:
Mixed-cap	$4,475,708	$4,475,708	$-	$-
Small-cap	822,709	822,709	-	-
International	665,773	665,773	-	-
Guaranteed Deposit	4,186,688	-	4,186,688	-
Total	$10,150,878	$5,964,190	$4,186,688	$-

Asset Category	Total as of December 31, 2013	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Equity Securities - Mutual Funds:
Mixed-cap	$4,303,047	$4,303,047	$-	$-
Small-cap	825,008	825,008	-	-
International	702,016	702,016	-	-
Guaranteed Deposit	4,025,176	-	4,025,176	-
Total	$9,855,247	$5,830,071	$4,025,176	$-

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  At this time, the Company has elected not to match employee contributions as defined under this plan but will continue to evaluate this decision throughout the year.  Therefore, the expense associated with this plan for 2014 and 2013 is $0.

NOTE 13 – INCOME TAXES

The components of income tax expense (benefit) are as follows for the years ended December 31, 2014 and 2013:

	2014	2013
Current income tax expense:
Federal	$(3,066,917)	$749,749
State	(651,942)	240,552
Total current tax expense	(3,718,859)	990,301

Deferred income tax expense (benefit):
Federal	2,470,018	(377,914)
State	522,056	(108,297)
Total deferred tax expense (benefit)	2,992,074	(486,211)

Total income tax expense	$(726,785)	$504,090

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Years Ended December 31,
	2014		2013
	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
Income tax expense at federal statutory rate	$784,014	34.0%	$1,273,376	34.0%
Increase (decrease) resulting from:
Recognized Built-In Losses/Amended Returns	(1,768,601)	-76.7%	-	-
Bargain purchase gain	-	-	(972,468)	-26.0%

Tax exempt income	(20,258)	-0.9%	(16,511)	-0.4%
Bank owned life insurance	(43,793)	-1.9%	(31,729)	-0.8%
State income taxes, net of federal income tax benefit	148,099	6.4%	87,288	2.3%
Incentive stock options	154,010	6.7%	65,725	1.8%
Acquisition related costs	-	-	90,769	2.4%
Nondeductible expenses	19,744	0.9%	7,640	0.2%
Total income tax expense and effective tax rate	$(726,785)	-31.5%	$504,090	13.5%

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2014 and 2013 are as follows:

	2014		2013
Deferred Tax Assets
Bad Debts		$147,983	$-
Equity security impairment loss	-	159,890	159,890
Net unrealized losses on available for sale securities		-	124,424
Deferred compensation		191,317	215,986
Nonaccrual loan interest income		244,180	155,769
Stock based compensation plans		110,632	123,006
Accrued pension expense		801,696	962,166
Real estate acquired through foreclosure		100,503	179,994
Purchase accounting adjustment - deposits		-	1,353,909
Purchase accounting adjustment - loans		1,858,465	4,462,191
Purchase accounting adjustment - lease obligations		282,022	276,819
Carryover of excess recognized built-in losses		-	2,564,279
AMT credit carryforwards		277,331	-
NOL carryforwards		2,029,613	-
Other		14,552	35,578
Subtotal		6,218,184	10,614,011
Less: Valuation allowance		(38,346)	(342,442)
Total deferred tax assets		6,179,838	10,271,569

Deferred Tax Liabilities:
Bad debts		-	327,721
Basis difference on securities acquired in merger		273,148	410,205
Core deposit intangible		1,372,008	1,575,307
Purchase accounting adjustment - pension plan		-	229,003
Purchase accounting adjustment - other		36,696	96,019
Depreciation and amortization		164,792	219,200
Net unrealized gain on pension plan assets		945,964	849,993
Net unrealized gains on available for sale securities		137,552	-
Other		35,578	-
Total deferred tax liabilities		2,965,738	3,707,448
Net Deferred Tax Asset		$3,214,100	$6,564,121

Previously, the Company disclosed that in conjunction with its merger with Jefferson, the Company incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code.  As a result, applicable federal and state tax law places an annual limitation of approximately $351,000 on the amount of certain losses that may be used, including built-in losses that existed at the date of the ownership change.  Further, the Company disclosed that, during 2013, the Company recognized built-in losses that were also subject to the annual Section 382 limitation and that a portion of these losses would not be realizable due to the limitation.  Therefore, no deferred tax assets were recorded for recognized built-in losses in excess of the amount that the Company had the ability to utilize in the future and a valuation allowance was established against a portion of the remaining deferred tax assets with a built-in loss limitation.

Upon completion of the Merger-related income tax returns, it was determined that the Company was subject to the Section 382 limitation for net operating losses, but that the built-in losses were below the de minimis threshold established in Section 382 and therefore were not subject to the annual limitation.  Accordingly, the benefit associated with previously unrecorded deferred tax assets has been recognized during the year and the valuation allowance associated with deferred tax assets previously thought to be subject to the built-in loss limitation has been released.

The 2014 effective tax rate of (31.5%) includes a benefit of $1.8 million that resulted from the recognition of the deferred tax assets discussed above.

At December 31, 2014, the Company had federal net operating loss carryforwards of $4.9 million, which begin to expire in 2033.  As a result of the Merger, $2.4 million of these net operating losses are subject to an annual limitation of $0.35 million.  At December 31, 2014, the Company had state net operating loss carryforwards of $6.9 million, which begin to expire in 2033.  A valuation allowance of approximately $38,000 has been established against the corresponding deferred tax assets associated with state net operating losses that are not deemed to be more likely than not to be realized.

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

As of December 31, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the State of Maryland.  The Company is no longer subject to examination by taxing authorities in these jurisdictions for the years before 2011.

NOTE 14 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented by the Company, non-equity changes are comprised of unrealized gains or losses on available for sale debt securities and any minimum pension liability adjustments.  These items do not have an impact on the Company’s net income.  The following table presents the activity in net accumulated other comprehensive income for the periods indicated:

	Unrealized Gains (losses) on Investments Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2012	$260,092	$-	$260,092
Period change, net of tax	(451,063)	1,304,888	853,825
Balance at December 31, 2013	(190,971)	1,304,888	1,113,917
Period change, net of tax	402,265	147,332	549,597
Balance at December 31, 2014	$211,294	$1,452,220	$1,663,514

NOTE 15- NET INCOME PER COMMON SHARE

The calculation of net income per common share for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Basic earnings per share:
Net income	$3,032,708	$3,241,134
Weighted average shares outstanding (1)	10,370,795	8,322,811
Basic net income per share	$0.29	$0.39

Diluted earnings per share:
Net income	$3,032,708	$3,241,134
Weighted average shares outstanding (1)	10,370,795	8,322,811
Dilutive potential shares	194,541	19,835
Total diluted average shares outstanding	10,565,336	8,342,646
Total diluted net income per share	$0.29	$0.39

Anti-dilutive shares	292,939	264,261

(1)	Pre-Merger Jefferson common shares adjusted for the effect of the conversion to Bay Bancorp, Inc. common shares.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company’s executive officers and directors, or other entities to which they are related, enter into loan transactions with the Bank in the ordinary course of business.  The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions and do not involve more than normal risk of collectability.  Related party loan activity for the years ended December 31 was as follows:

	2014	2013
Beginning Balance	$5,437,593	$-
Acquired in Merger	-	127,139
Change in status (1)	-	3,975,838
Additions	2,366,328	1,500,000
Repayments	(159,064)	(165,384)
Ending Balance	$7,644,857	$5,437,593

(1)	Outstanding loans of the accounting acquirer that became related party loans at the date of the Merger.

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business. These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties.  Deposit balances of executive officers, directors and their related interests as of December 31, 2014 and 2013 were $7,044,100 and $2,526,069, respectively.

A principal for a commercial real estate services company, through which the Bank entered into a third-party lease agreement for the Lutherville headquarters offices and branch in 2010, became a director of the Company and the Bank on April 19, 2013.  The Bank paid approximately $340,552 in 2014 and $327,000 in 2013 as lease payments for the office and branch facilities.  In addition, the Bank paid approximately $0 and $14,000 to the real estate services company in 2014 and 2013, respectively, for several small leasehold improvement projects.

In August of 2013, the managing member of the ownership group that advises the majority owner of the Company entered into an agreement to sublease office space from the Company in the Bank’s Columbia operations center.  The managing member paid $17,382 and $6,750 to the Company during 2014 and 2013, respectively.

Also in August of 2013, the managing member of the ownership group that advises the majority owner of the Company entered into a cost sharing agreement for services to be performed by one of the Bank’s employees.  The managing member reimbursed the Bank for $37,380 and $15,830 of the pro-rata share of this employee’s salary and benefits costs in 2014 and 2013, respectively.

In July 2014, the Company entered into an agreement with the majority owner of the Company whereby the majority owner will provide management and advisory services to the Company and the Bank.  The Bank paid $125,000 to the majority owner during 2014.

The Company believes these transactions are at terms comparable to those between unrelated parties.

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Outstanding loan commitments and lines and letters of credit were as follows:

	December 31, 2014	December 31, 2013
Loan commitments	$5,021,857	$6,224,298
Unused lines of credit	64,761,646	58,479,498
Standby letters of credit	1,632,927	2,254,568

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

NOTE 18 – FAIR VALUE

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the period ended December 31, 2014.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2014
U.S. government agency	$7,778,271	$-	$7,778,271	$-
Residential mortgage-backed securities	20,870,927	-	20,870,927	-
State and municipal	4,654,146	-	4,654,146	-
Corporate obligations	2,030,000	-	2,030,000	-
Equity securities	16,545	16,545	-	-
	$35,349,889	$16,545	$35,333,344	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2013
U.S. government agency	$7,525,915	$-	$7,525,915	$-
Residential mortgage-backed securities	23,801,003	-	23,801,003	-
State and municipal	5,189,886	-	5,189,886	-
Equity securities	69,865	69,865	-	-
	$36,586,669	$69,865	$36,516,804	$-

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis. Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2014 and 2013.

Impaired Loans

Loans for which it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, using the present value of expected cash flows, the loan’s observable market price, or the fair value of collateral (less selling costs) if the loan is collateral dependent.  A specific allowance for loan loss is then established or a charge-

off is recorded if the loan is collateral dependent and the loan is classified at a Level 3 in the fair value hierarchy.  Appraised collateral values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above.  Valuation techniques are consistent with those applied in prior periods.

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

The tables below present the recorded assets measured at fair value on a nonrecurring basis as of December 31, 2014 and December 31, 2013:

December 31, 2014:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$374,459	$-	$-	$374,459
Real estate acquired through foreclosure	983,276	-	-	983,276
	$1,357,735	$-	$-	1,357,735

December 31, 2013:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$875,357	$-	$-	$875,357
Real estate acquired through foreclosure	960,006	-	-	960,006
	1,835,363	$-	$-	1,835,363

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

The following disclosure of estimated fair values of the Company's financial instruments at December 31, 2014 and December 31, 2013 is made in accordance with the requirements of ASC Topic 820:

		December 31, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value

Financial assets:
Cash and cash equivalents	Level 1	$16,857,325	$16,857,325	$23,273,060	23,273,060
Time deposits with banks	Level 2	34,849	34,849	-	-
Investment securities available for sale (debt)	Level 2	35,333,344	35,333,344	36,516,804	36,516,804
Investment securities available for sale (equity)	Level 1	16,545	16,545	69,865	69,865
Investment securities held to maturity (debt)	Level 2	1,315,718	1,324,797	-	-
Restricted equity securities	Level 2	1,862,995	1,862,995	1,009,695	1,009,695
Loans held for sale	Level 2	7,233,306	7,233,306	12,836,234	12,836,234
Loans, net of allowance	Level 3	391,756,216	401,651,659	319,829,332	327,390,640
Accrued interest receivable	Level 2	1,306,111	1,306,111	1,186,748	1,186,748

Financial liabilities:
Deposits	Level 3	387,830,132	388,705,645	360,993,471	361,208,309
Accrued interest payable	Level 2	25,350	25,350	38,642	38,642
Borrowings	Level 2	22,150,000	22,150,000	-	-

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, federal funds sold and overnight investments.  The carrying amount approximated the fair value.

Time deposits with banks.   The carrying amount of time deposits with banks approximated fair value.

Investment securities (available for sale).   See recurring fair value measurements above for methods.

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

Short-term borrowings. The carrying amount of fixed rate FHLB advances and ACBB borrowings approximated fair value due to the short-term nature of the instrument.  The carrying amount of variable rate FHLB advances and ACBB borrowings approximated the fair value.

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

NOTE 19 – REGULATORY MATTERS

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

In addition, the OCC requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB, either due to a merger or otherwise.

Until the adoption of the Basel III Capital Rules, the Company was not subject to specific capital requirements.  The Basel III Capital Rules generally will subject to the Company to the same capital requirements that apply to other depository institution holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to total tangible assets (as defined).  At December 31, 2014 and 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of December 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

As of December 31, 2013:

Total Risk-Based Capital Ratio	$47,815	14.68%	$26,049	8.00%	$32,562	10.00%

Tier I Risk-Based Capital Ratio	$46,964	14.42%	$13,025	4.00%	$19,537	6.00%

Leverage Ratio	$46,964	11.41%	$16,461	4.00%	$20,577	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included December 31, 2014 and 2013.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At December 31, 2014, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed financial statements for Bay Bancorp, Inc. (Parent only) are presented below:

	December 31,
	2014	2013

ASSETS

Cash and cash equivalents	$108,712	$197,976
Investment securities available for sale, at fair value	66,343	119,665
Investment in subsidiary	66,756,548	54,506,900
Other assets	38,954	33,764
Total Assets	$66,970,557	$54,858,305

LIABILITIES
Borrowings	150,000	-
Accrued expenses and other liabilities	177,271	304,037
Total Liabilities	327,271	304,037

STOCKHOLDERS’ EQUITY
Common stock	11,014,517	9,379,753
Additional paid-in capital	43,228,950	36,357,001
Retained earnings	10,736,305	7,703,597
Accumulated other comprehensive income	1,663,514	1,113,917
Total Stockholders' Equity	66,643,286	54,554,268
Total Liabilities and Stockholders' Equity	$66,970,557	$54,858,305

	Years Ended December 31,
	2014	2013

Income:
Interest and dividends on deposits and investment securities	$366	$3,795
Other income	2,832	-
Bargain purchase gain	-	(110,015)
Total Income	3,198	(106,220)

Expenses:
Interest on short-term borrowings	488	-
Merger related expenses	-	148,285
Other noninterest expenses	236,818	318,701
Total Expenses	237,306	466,986

Loss before income taxes and equity in undistributed net income of subsidiary	(234,108)	(573,206)
Income tax benefit	(105,769)	(123,646)
Loss before equity in undistributed net income of subsidiary	(128,339)	(449,560)
Equity in undistributed net income of subsidiary	3,161,047	3,690,694
Net income	$3,032,708	$3,241,134

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	$3,032,708	$3,241,134
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiary	(3,161,047)	(3,690,694)
Bargain purchase gain	-	110,015
Deferred income taxes	-	(51,190)
Net decrease in accrued interest receivable and other assets	15,841	90,828
Net increase (decrease) in intercompany accounts payable	1,856	(1,048,445)
Net decrease in accrued taxes	(105,770)	(50,444)
Net decrease in accrued expenses and other liabilities	(22,852)	(183,826)
Net cash used in operating activities	(239,264)	(1,582,622)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(6,769,988)
Additional equity investment in subsidiary	(7,000,000)	(5,000,000)
Net cash used in investing activities	(7,000,000)	(11,769,988)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,000,000	11,000,000
Proceeds from Issuance of common stock on stock option exercise	-	39,990
Proceeds from short term borrowings	150,000	-
Net cash provided by financing activities	7,150,000	11,039,990

Net decrease in cash and cash equivalents	(89,264)	(2,312,620)
Cash and cash equivalents at beginning of period	197,976	2,510,596
Cash and cash equivalents at end of period	$108,712	$197,976

NOTE 21 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Year Ended December 31, 2014

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,486,904	$6,089,803	$5,822,604	$6,715,689
Interest expense	309,059	301,169	299,074	347,897
Net interest income	5,177,845	5,788,634	5,523,530	6,367,792
Provision for loan losses	219,165	140,679	220,373	221,471
Net interest income after provision for loan losses	4,958,680	5,647,955	5,303,157	6,146,321
Bargain purchase gain (1)	-	524,432	-	-
Other noninterest income	1,253,372	3,740,534	1,127,392	1,118,497
Total noninterest income	1,253,372	4,264,966	1,127,392	1,118,497
Noninterest expenses	6,339,673	6,255,702	7,971,649	6,947,393
Income (loss) before income taxes	(127,621)	3,657,219	(1,541,100)	317,425
Income taxes (benefit)	(209,356)	1,004,263	(599,585)	(922,107)
Net Income (loss)	$81,735	$2,652,956	$(941,515)	$1,239,532

Net income (loss) per share - basic	$0.01	$0.26	$(0.09)	$0.12
Net income (loss) per share - diluted	$0.01	$0.25	$(0.09)	$0.12

(1)

The bargain purchase gain for the second quarter was retroactively restated downward for measurement period adjustments of $186,682 in the third quarter and adjusted upward for measurement period adjustments of $13,588 in the fourth quarter.   Details of the adjustments are presented in NOTE 2 – Business Combinations.

	Year Ended December 31, 2013

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$2,230,680	$4,947,012	$6,203,860	$5,637,991
Interest expense	145,697	357,599	397,159	361,514
Net interest income	2,084,983	4,589,413	5,806,701	5,276,477
Provision for loan losses	29,381	153,875	350,365	308,586
Net interest income after provision for loan losses	2,055,602	4,435,538	5,456,336	4,967,891
Bargain purchase gain	-	2,860,199	-	-
Other noninterest income	47,623	2,100,526	1,763,047	2,173,583
Total noninterest income	47,623	4,960,725	1,763,047	2,173,583
Noninterest expenses	1,893,426	7,547,504	6,718,869	5,955,322
Income (loss) before income taxes	209,799	1,848,759	500,514	1,186,152
Income taxes (benefit)	88,519	569,571	(422,279)	268,279
Net Income (loss)	$121,280	$1,279,188	$922,793	$917,873

Net income (loss) per share - basic	$0.02	$0.15	$0.11	$0.11
Net income (loss) per share - diluted	$0.02	$0.15	$0.11	$0.11

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2014 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended December 31, 2014, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2014.  Management’s report on the Company’s internal control over financial reporting is included on the following page.  The Company is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of Bay Bancorp’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework).  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2014, Bay Bancorp, Inc.’s internal control over financial reporting is effective.

Dated: March 31, 2015

/s/ Joseph J. Thomas	/s/ Larry D. Pickett
Joseph J. Thomas	Larry D. Pickett
Chairman, President and Chief Executive Officer	Executive Vice President - Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The Company has adopted a code of ethics that applies to all its directors and officers, and a copy of the code of ethics will be provided to any person, without charge, upon written request to Bay Bancorp, Inc., Attention:  Corporate Secretary, 2328 West Joppa Road, Suite 325, Lutherville, Maryland 21093.  There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to Bay’s Board of Directors.

All other information required by this Item is incorporated herein by reference to the sections of Bay Bancorp Inc.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (the “Proxy Statement”) entitled “Information Regarding Directors and Director Nominees”, “Executive Officers and Significant Employees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” (under the heading, “Audit Committee”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled ”Director Compensation” and “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2007 Annual Meeting of Stockholders, the Company’s stockholders approved the Carrollton Bancorp 2007 Equity Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  In connection with the Merger, all stock options that were outstanding under Jefferson’s 2010 Stock Option Plan (the “Jefferson Plan”) at the effective time of the Merger were assumed by the Company and converted into options to purchase shares of the Company’s common stock.  The converted options have all of the same terms and conditions of such options immediately prior to the Merger (including vesting restrictions), except that (i) the number of shares of the Company’s common stock subject to each option was adjusted so that it is equal to the product of the number of shares of Jefferson’s common stock subject to the original option and the exchange ratio for the Merger (fractional shares resulting from such adjustment were rounded down to the nearest whole share) and (ii) the exercise price per share of each option was adjusted so that it is equal to the exercise price per share of Jefferson’s common stock under the original option divided by the exchange ratio for the Merger (rounded up to the nearest whole cent).  No additional grants will be made under the Jefferson Plan.  The following table contains information about the Equity Plan as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category	(a)	(b)	(a)
Equity compensation plans approved by security holders	282,000	$4.84	47,356
Equity compensation plans not approved by security holders	-	-	-

Total	282,000	$4.84	47,356

(1)

In addition to stock options and stock appreciation rights, the Equity Plan permits the grant of stock awards of various types and performance units.  As of December 31, 2014, restricted stock awards relating to 16,256 shares were outstanding that are not included in the number shown in column (a).  Shares of common stock subject to restricted stock or unrestricted stock awards may not exceed 50% of the total number of shares available under the Equity Plan.  Subject to the anti-dilution provisions of the Equity Plan, (i) the maximum number of shares of common stock for which stock options and stock appreciation rights may be granted to any participant in any fiscal year shall not exceed 500,000 shares, and (ii) the maximum aggregate dollar amount of, and the maximum number of shares of common stock subject to, restricted stock and performance unit awards to any employee with respect to a restriction period or performance period may not exceed $500,000 and 500,000 shares, respectively.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

Bay Bancorp, Inc.

Date: March 31, 2015	By:	/s/ Joseph J. Thomas
Joseph J. Thomas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Joseph J. Thomas	Chairman, President and Chief Executive Officer	March 31, 2015
Joseph J. Thomas	(Principal Executive Officer)

/s/ Larry D. Pickett	Executive Vice President - Chief Financial Officer	March 31, 2015
Larry D. Pickett	(Principal Accounting Officer)

/s/ Robert J. Aumiller	Director	March 31, 2015
Robert J. Aumiller

/s/ Steven K. Breeden	Director	March 31, 2015
Steven K. Breeden

/s/ Kevin G. Byrnes	Director	March 31, 2015
Kevin G. Byrnes

/s/ Mark M. Caplan	Director	March 31, 2015
Mark M. Caplan

/s/ Howard I. Hackerman	Director	March 31, 2015
Howard I. Hackerman

/s/ Eric D. Hovde	Director	March 31, 2015
Eric D. Hovde

/s/ Charles L. Maskell	Director	March 31, 2015
Charles L. Maskell

EXHIBIT INDEX

Exhibit No.	Description

2.1

Purchase and Assumption Agreement, All Deposits, dated as of May 30, 2014, by and between Bay Bank, F.S.B. and the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2014)

3.1	Articles of Amendment and Restatement filed with SDAT on April 19, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

3.2	Certificate of Correction filed with SDAT on June 5, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on June 6, 2014)

3.3	Articles of Amendment filed with SDAT on September 3, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

3.4	Articles of Amendment filed with SDAT on October 29, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

3.5	Articles Supplementary filed with SDAT on February 11, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

10.1

Preferred Stock Repurchase Agreement, dated April 19, 2013, by and between Carrollton Bancorp and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.2

Warrant Repurchase Agreement, dated April 19, 2013, by and between Carrollton Bancorp and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.3

Registration Rights Agreement, dated as of April 19, 2013, by and between Carrollton Bancorp and Financial Services Partners Fund I, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.4

Securities Purchase Agreement, dated as of May 15, 2014, by and between Bay Bancorp, Inc. and each of the investors named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2014)

10.5

Registration Rights Agreement, dated as of May 15, 2014, by and between Bay Bancorp, Inc. and each of the holders named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2014)

10.6

Letter Agreement, dated as of July 29, 2014, by and between Bay Bancorp, Inc. and Joseph J. Thomas (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 5, 2014)

10.7

Employment Agreement, dated February 26, 2014, by and between Kevin B. Cashen and Bay Bank, F.S.B. (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 on Form 10-Q/A filed on November 26, 2014)

10.8

Separation Agreement by and among Kevin B. Cashen, Bay Bank, F.S.B and Bay Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2014)

10.9

Form of First Amendment to Stock Option Agreement between Bay Bancorp, Inc. and Kevin B. Cashen (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 5, 2014)

10.10

Employment Agreement, dated as of January 2, 2014, by and between Bay Bank, F.S.B. and Larry D. Pickett (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.11

Employment Agreement, dated as of April 13, 2014, by and between H. King Corbett and Bay Bank, F.S.B. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2014)

10.12

Employment Agreement, dated as of November 23, 2013, by and between Bay Bank, F.S.B. and Gary M. Jewell (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2014)

10.13

Employment Agreement, dated as of May 22, 2013, by and between Bay Bank, F.S.B. and Edward J. Schneider (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2013)

10.14	Carrollton Bancorp 1998 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 16, 1998)

10.15	Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on April 5, 2007)

10.16	Form of Restricted Stock Award Agreement under the Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013)

10.17

Form of Incentive Stock Option Agreement under the Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

10.18	Jefferson Bancorp, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.19

Form of Stock Option Agreement under the Jefferson Bancorp, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

21	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer (filed herewith)

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)