Form 10-Q
period 2015-03-31
BAY BANCORP, INC.
filed 2015-05-15
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code (410) 494-2580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, par value $1.00 per shareNASDAQ	NASDAQ Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 14, 2015, the number of shares outstanding of the registrant’s common stock was 11,014,517.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	December 31,
	(unaudited)	2014

ASSETS

Cash and due from banks	$6,335,049	$7,062,943
Interest bearing deposits with banks and federal funds sold	17,250,151	9,794,382
Total Cash and Cash Equivalents	23,585,200	16,857,325

Time deposits with banks	-	34,849
Investment securities available for sale, at fair value	32,890,719	35,349,889
Investment securities held to maturity, at amortized cost	1,296,793	1,315,718
Restricted equity securities, at cost	1,291,095	1,862,995
Loans held for sale	12,494,787	7,233,306

Loans, net of deferred fees and costs	391,537,271	393,051,192
Less: Allowance for loan losses	(1,353,849)	(1,294,976)
Loans, net	390,183,422	391,756,216

Real estate acquired through foreclosure	1,501,135	1,480,472
Premises and equipment, net	5,398,901	5,553,957
Bank owned life insurance	5,516,549	5,485,377
Core deposit intangible	3,223,737	3,478,282
Deferred tax assets, net	4,117,563	3,214,100
Accrued interest receivable	1,300,297	1,306,111
Prepaid expenses	996,363	925,288
Accrued taxes receivable	2,819,468	3,122,885
Defined benefit pension asset	-	680,668
Other assets	414,631	285,547
Total Assets	$487,030,660	$479,942,985

LIABILITIES

Noninterest-bearing deposits	$101,629,926	$91,676,534
Interest-bearing deposits	302,674,673	296,153,598
Total Deposits	404,304,599	387,830,132

Short-term borrowings	12,150,000	22,150,000
Defined benefit pension liability	1,731,102	-
Accrued expenses and other liabilities	3,194,319	3,319,568
Total Liabilities	421,380,020	413,299,700

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000 shares, issued and outstanding 11,014,517 shares as of March 31, 2015 and December 31, 2014	11,014,517	11,014,517
Additional paid-in capital	43,274,558	43,228,950
Retained earnings	11,079,558	10,736,305
Accumulated other comprehensive income	282,007	1,663,514
Total Stockholders' Equity	65,650,640	66,643,286
Total Liabilities and Stockholders' Equity	$487,030,660	$479,942,986

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2015	2014

Interest income:
Interest and fees on loans	$5,507,767	$5,140,386
Interest on loans held for sale	61,511	85,801
Interest and dividends on securities	257,436	247,349
Interest on deposits with banks and federal funds sold	10,612	13,368
Total Interest Income	5,837,326	5,486,904

Interest expense:
Interest on deposits	484,401	309,059
Interest on short-term borrowings	13,776	-
Total Interest Expense	498,177	309,059
Net Interest Income	5,339,149	5,177,845

Provision for loan losses	275,109	219,165
Net interest income after provision for loan losses	5,064,040	4,958,680

Noninterest income:
Electronic banking fees	576,190	639,994
Mortgage banking fees and gains	393,642	312,675
(Loss) gain on sale of real estate acquired through foreclosure	(628)	1,829
Service charges on deposit accounts	79,017	92,513
Gain on redemption of securities	77,490	-
Other income	111,509	206,361
Total Noninterest Income	1,237,220	1,253,372

Noninterest Expenses:
Salary and employee benefits	2,919,119	3,365,432
Occupancy expenses	719,832	749,279
Furniture and equipment expenses	275,401	312,129
Legal, accounting and other professional fees	368,028	394,120
Data processing and item processing services	342,673	275,150
FDIC insurance costs	106,311	67,709
Advertising and marketing related expenses	28,749	39,405
Foreclosed property expenses	60,363	199,363
Loan collection costs	87,510	47,179
Core deposit intangible amortization	254,545	274,295
Merger and acquisition related expenses	-	111,323
Other expenses	537,353	504,289
Total Noninterest Expenses	5,699,884	6,339,673
Income (loss) income before income taxes	601,376	(127,621)

Income tax expense (benefit)	258,123	(209,356)
Net income	$343,253	$81,735

Basic net income per common share	$0.03	$0.01

Diluted net income per common share	$0.03	$0.01

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$343,253	$81,735

Other comprehensive income (loss) items:
	-
Unrealized gain on investment securities available for sale	153,982	171,843
Unrealized loss on defined benefit pension plan	(1,535,489)	-
Other comprehensive (loss) income	(1,381,507)	171,843
Comprehensive (loss) income	$(1,038,254)	$253,578

See accompanying notes to unaudited consolidated financial statements

 BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2013	$9,379,753	$36,357,001	$7,703,597	$1,113,917	$54,554,268

Net income	-	-	81,735	-	81,735
Other comprehensive income	-	-	-	171,843	171,843
Stock-based compensation	-	140,448	-	-	140,448
Balance March 31, 2014	$9,379,753	$36,497,449	$7,785,332	$1,285,760	$54,948,294

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance December 31, 2014	$11,014,517	$43,228,950	$10,736,305	$1,663,514	$66,643,286

Net income	-	-	343,253	-	343,253
Other comprehensive loss	-	-	-	(1,381,507)	(1,381,507)
Stock-based compensation	-	45,608	-	-	45,608
Balance March 31, 2015	$11,014,517	$43,274,558	$11,079,558	$282,007	$65,650,640

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$343,253	$81,735
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	177,415	263,497
Stock-based compensation	45,608	140,448
Amortization of investment premiums and discounts, net	50,085	61,180
Accretion of net discounts on loans	(959,917)	(1,368,717)
Amortization of core deposit intangibles	254,545	274,295
Amortization of deposit premiums	14,811	(336,255)
Provision for loan losses	275,109	219,165
Increase in cash surrender value of bank owned life insurance	(31,172)	(32,323)
Gain on redemption of securities	(77,490)	-
Loss on sale of premises and equipment	-	4,431
Write down of real estate acquired through foreclosure	20,247	151,450
Net loss (gain) on sale of real estate acquired through foreclosure	628	(1,829)
Origination of loans held for sale	(27,217,821)	(19,281,168)
Proceeds from sales of loans held for sale	22,756,607	26,344,739
Gains on sales of loans held for sale	(800,267)	(312,675)
Deferred income taxes	-	1,087,720
Net decrease in accrued interest receivable	5,814	-
Net decrease in accrued taxes receivable	303,417	-
Net decrease in defined benefit pension plan liability	(123,924)	(42,361)
Net increase in prepaid expenses and other assets	(200,159)	(1,546,733)
Net decrease in accrued expenses and other liabilities	(119,620)	(791,923)
Net cash (used in) provided by operating activities	(5,282,831)	4,914,676

Cash flows from investing activities:
Net decrease in time deposits with banks	34,849	-
Redemptions and maturities of investment securities available for sale securities	2,729,999	768,965
Redemptions and maturities of investment securities held to maturity	20,597	-
Redemption of restricted equity securities	571,900	218,500
Net decrease in loans	2,126,692	10,626,895
Proceeds from sale of real estate acquired through foreclosure	89,372	36,929
Purchases of premises and equipment	(22,359)	(79,812)
Proceeds from sale of premises and equipment	-	38,749
Net cash provided by investing activities	5,551,050	11,610,226

Cash flows from financing activities:
Net increase in deposits	16,459,656	11,280,207
Net decrease in short-term borrowings	(10,000,000)	-
Net cash provided by financing activities	6,459,656	11,280,207

Net increase in cash and cash equivalents	6,727,875	27,805,109
Cash and cash equivalents at beginning of period	16,857,325	23,273,060
Cash and cash equivalents at end of period	$23,585,200	$51,078,169

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$498,363	$645,222
Income taxes paid	-	833,943

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$130,910	$425,764
Transfer of loans held for sale to loan portfolio	-	1,101,700

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with U.S. GAAP for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial positions at March 31, 2015 and December 31, 2014, the results of operations for the three months ended March 31, 2015 and 2014, and the statements of cash flows for the three months ended March 31, 2015 and 2014.  The results of the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 or any future interim period.  The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements and Developments

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40), clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the guidance  requires interim and annual disclosure of  the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have an impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied retrospectively.  Early application is not permitted.  Management is currently evaluating the impact of adoption.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.    The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements.  Going forward, these transactions would all be accounted for as secured borrowings.  The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014.  In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015.  As of December 31, 2014 and March 31, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings.  As such, the amendments in this update did not have an impact on the consolidated financial statements and no change to the current disclosure was required.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The performance target should not be reflected in estimating the grant-date fair value of the award.  However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  As of March 31, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period.  As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure.  Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables.  The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1)  The loan has a government guarantee that is not separable from the loan before foreclosure; (2)  At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3)  At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  ASU No. 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014.  The adoption of ASU No. 2014-14 did not have an impact on the Company's consolidated financial statements.

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

In accordance with the framework established by ASC Topic 820,” Fair Value Measurements and Disclosure,” the Company used a fair value hierarchy to prioritize the information used to develop assumptions to calculate estimates in determining fair values.  These fair value hierarchies are discussed in Note 15.

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

The following table presents the allocation of the consideration received to the acquired assets and assumed liabilities in the Slavie Acquisition as of the acquisition date.  The allocation resulted in an after-tax bargain purchase gain of $317,544 recorded in 2014.

Assets acquired at fair value:

Cash and Cash Equivalents	$ 30,341,150
Time deposits with banks	1,546,718
Investment securities available for sale, at fair value	197,311
Restricted equity securities, at cost	1,253,600
Loans, net of deferred fees and costs	82,914,607
Accrued interest receivable	347,772
Core deposit intangible	477,563
Total assets acquired	$ 117,078,721

Liabilities assumed at fair value:
Deposits	$ 110,833,046
Accrued expenses and other liabilities	3,266
Total liabilities assumed	$ 110,836,312

Net assets acquired at fair value:		$ 6,242,409

Transaction cash consideration paid		(5,717,977)

Total estimated bargain purchase gain, before tax		524,432
Tax expense		(206,888)
Total estimated bargain purchase gain, after tax		$ 317,544

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

In connection with the Slavie Acquisition, the Company incurred acquisition and merger related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce the Bank to the former Slavie Bank customers, and other costs of completing the transaction.  For the three months ended March 31, 2015 and 2014, there were $0 and $111,323, respectively, merger and acquisition related costs incurred.  These expenses were primarily related to professional services, and system conversions and integration of operations.

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

If the Slavie Acquisition had been completed on January 1, 2014, total revenue would have been approximately $7.6 million for the three month period ended March 31, 2014.  Net loss would have been approximately $0.1 million for the same period.  Basic and diluted earnings per share would have been ($0.01) for the period ended March 31, 2014.

The disclosure of Slavie’s post-Slavie Acquisition total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Slavie Acquisition.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of March 31, 2015 or December 31, 2014. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

At March 31, 2015 and December 31, 2014, the amortized cost and estimated fair value of the Company’s investment securities portfolio are summarized as follows:

	Amortized	Gross Unrealized		Estimated
Available for Sale	cost	Gains	Losses	Fair Value
March 31, 2015

U.S. government agency	$5,631,873	$254,425	$(67,357)	$5,818,941
Residential mortgage-backed securities	19,940,775	474,965	(41,926)	20,373,814
State and municipal	4,607,804	31,685	(193)	4,639,296
Corporate bonds	2,037,573	-	(1,373)	2,036,200
Total debt securities	32,218,025	761,075	(110,849)	32,868,251
Equity securities	78,752	-	(56,284)	22,468
Totals	$32,296,777	$761,075	$(167,133)	$32,890,719

	Amortized	Gross Unrealized		Estimated
Held-to-Maturity	cost	Gains	Losses	Fair Value
March 31, 2015

Residential mortgage-backed securities	$1,296,793	$30,034	$-	$1,326,827

	Amortized	Gross Unrealized		Estimated
Available for Sale	cost	Gains	Losses	Fair Value
December 31, 2014

U.S. government agency	$7,561,238	$217,033	$-	$7,778,271
Residential mortgage-backed securities	20,679,345	399,198	(207,616)	20,870,927
State and municipal	4,639,988	17,779	(3,621)	4,654,146
Corporate bonds	2,041,718	-	(11,718)	2,030,000
Total debt securities	34,922,289	634,010	(222,955)	35,333,344
Equity securities	78,754	-	(62,209)	16,545
Totals	$35,001,043	$634,010	$(285,164)	$35,349,889

	Amortized	Gross Unrealized		Estimated
Held-to-Maturity	cost	Gains	Losses	Fair Value
December 31, 2014

Residential mortgage-backed securities	$1,315,718	$9,079	$-	$1,324,797

As of March 31, 2015 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$824,529	$(3,286)	$1,953,418	$(64,071)	$2,777,947	$(67,357)
Residential mortgage-backed securities	71,589	(58)	2,989,226	(41,868)	3,060,815	(41,926)
State and municipals	274,258	(193)	-	-	274,258	(193)
Corporate	2,036,200	(1,373)	-	-	2,036,200	(1,373)
Total debt securities	3,206,576	(4,910)	4,942,644	(105,939)	8,149,220	(110,849)
Equity securities	-	-	22,468	(56,284)	22,468	(56,284)
Totals	$3,206,576	$(4,910)	$4,965,112	$(162,223)	$8,171,688	$(167,133)

As of December 31, 2014, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	791	(3)	6,901,324	(207,613)	6,902,115	(207,616)
State and municipals	757,939	(3,621)			757,939	(3,621)
Corporate	2,030,000	(11,718)	-	-	2,030,000	(11,718)

Total debt securities	2,788,730	(15,342)	6,901,324	(207,613)	9,690,054	(222,955)
Equity securities	-	-	16,545	(62,209)	16,545	(62,209)
Totals	$2,788,730	$(15,342)	$6,917,869	$(269,822)	$9,706,599	$(285,164)

At March 31, 2015, unrealized losses in the Company’s portfolio of debt securities of $110,849 in the aggregate were related to 10 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At March 31, 2015, unrealized losses in the Company’s portfolio of equity securities of $56,284 were related to one security and considered temporary.  Since management believes that it is more likely than not the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

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

The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded 10% of stockholders’ equity at March 31, 2015 or December 31, 2014.

No investment securities held by the Company as of March 31, 2015 or December 31, 2014 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at March 31, 2015 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$642,004	$645,929	$-	$-
Over one to five years	7,056,493	7,177,711	-	-
Over five to ten years	4,578,753	4,670,797	-	-
Over ten years	-	-	-	-
Residential mortgage-backed securities	19,940,775	20,373,814	1,296,793	1,326,827
Totals	$32,218,025	$32,868,251	$1,296,793	$1,326,827

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

At March 31, 2015, securities with an amortized cost of $17,852,948 (fair value of $18,346,909) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank.  At December 31, 2014, securities with an amortized cost of $20,035,812 (fair value of $20,358,237) were pledged as collateral for potential borrowings from the FHLB of Atlanta and the Federal Reserve Bank.

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

	March 31,	December 31,
	2015	2014
Commercial & Industrial	$34,344,251	$33,454,280
Commercial Real Estate	161,297,228	158,714,554
Residential Real Estate	137,425,527	140,374,035
Home Equity Line of Credit	34,131,499	35,717,982
Land	4,926,857	5,856,875
Construction	18,334,435	18,052,287
Consumer & Other	1,077,474	881,179
Total Loans	391,537,271	393,051,192
Less: Allowance for Loan Losses	(1,353,849)	(1,294,976)
Net Loans	$390,183,422	$391,756,216

At March 31, 2015 and December 31, 2014, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $5,344,505 and $5,281,192, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At March 31, 2015 and December 31, 2014, Commercial Real Estate – Investor loans had a total balance of $104,579,126 and $101,947,596, respectively.  At March 31, 2015 and December 31, 2014, Commercial Real Estate – Owner Occupied loans had a total balance of $56,718,102 and $56,766,958, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At March 31, 2015 and December 31, 2014, Residential Real Estate – Investor loans had a total balance of $46,766,249 and $50,708,153, respectively.  At March 31, 2015 and December 31, 2014, Residential Real Estate – Owner Occupied loans had a total balance of $90,659,278 and $89,665,882, respectively.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three months ended March 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976
Charge-offs	-	-	(215,236)	-	-	-	(1,000)	(216,236)
Recoveries (1)	-	-	-	-	-	-	-	-
Provision	20,593	138,190	80,090	21,924	1,903	11,699	710	275,109
Ending balance	$221,103	$692,775	$68,267	$188,657	$10,590	$164,788	$7,669	$1,353,849

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at March 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$45,000	$-	$-	$-	$-	$-	$45,000

Ending balance: collectively evaluated for impairment	221,103	647,775	68,267	188,657	10,590	164,788	7,669	1,308,849
Totals	$221,103	$692,775	$68,267	$188,657	$10,590	$164,788	$7,669	$1,353,849

Loans:
Ending balance: individually evaluated for impairment	$1,362,259	$1,600,953	$4,679,855	$230,260	$-	$-	$2,029	$7,875,356

Ending balance: collectively evaluated for impairment	31,177,816	141,087,435	121,254,771	33,192,688	2,880,906	17,712,237	1,075,445	348,381,298

Ending balance: loans acquired with deteriorated credit quality	1,804,176	18,608,840	11,490,901	708,551	2,045,951	622,198	-	35,280,617
Totals	$34,344,251	$161,297,228	$137,425,527	$34,131,499	$4,926,857	$18,334,435	$1,077,474	$391,537,271

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three months ended March 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000
Charge-offs	-	(47,791)	(37,478)	(63,984)	-	-	-	(149,253)
Recoveries (1)	-	-	1,859	8,844	-	-	10,100	20,803
Provision	-	47,791	126,334	55,140	-	-	(10,100)	219,165
Ending balance	$167,400	$324,080	$170,954	$129,203	$6,918	$135,416	$7,744	$941,715

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at December 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	200,510	554,585	203,413	166,733	8,687	153,089	7,959	1,294,976
Totals	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976

Loans:
Ending balance: individually evaluated for impairment	$957,080	$828,264	$4,314,191	$320,329	$-	$-	$-	$6,419,864

Ending balance: collectively evaluated for impairment	30,474,533	137,781,830	124,042,412	34,686,415	2,448,388	17,380,581	881,179	347,695,338

Ending balance: loans acquired with deteriorated credit quality(2)	2,022,667	20,104,460	12,017,432	711,238	3,408,487	671,706	-	38,935,990
Totals	$33,454,280	$158,714,554	$140,374,035	$35,717,982	$5,856,875	$18,052,287	$881,179	$393,051,192

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $104,460 that have current period charge-offs. 19

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have current period charge-offs, as of March 31, 2015 and for the three months ended March 31, 2015:

	At March 31, 2015			For the Three Months Ended March 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$1,362,259	$1,552,735	$-	$1,608,430	$22,971
Commercial Real Estate - Investor	818,330	816,308	-	107,852	565
Commercial Real Estate - Owner Occupied	596,779	1,241,535	-	2,839,837	48,467
Residential Real Estate - Investor	1,263,669	1,848,628	-	-	-
Residential Real Estate - Owner Occupied	3,416,186	3,989,052	-	2,788,962	40,539
Home Equity Line of Credit	230,260	308,766	-	-	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	2,029	20,798	-	37,802	-

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-
Commercial Real Estate - Owner Occupied	185,844	218,496	45,000	188,554	-
Residential Real Estate - Investor	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total:	7,875,356	9,996,318	45,000	7,571,437	112,542

Commercial & Industrial	$1,362,259	$1,552,735	$-	$1,608,430	$22,971
Commercial Real Estate	1,600,953	2,276,339	45,000	3,136,243	49,032	-
Residential Real Estate	4,679,855	5,837,680	-	2,788,962	40,539
Home Equity Line of Credit	230,260	308,766	-	-	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	2,029	20,798	-	37,802	-
	$7,875,356	$9,996,318	$45,000	$7,571,437	$112,542

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2014 and for the three months ended March 31, 2014:

	At December 31, 2014			For the Three Months Ended March 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$957,080	$1,155,553	$-	$1,039,956	$25,588
Commercial Real Estate - Investor	662,280	668,287	-	143,908	597
Commercial Real Estate - Owner Occupied	165,984	165,984	-	509,245	-
Residential Real Estate - Investor	1,063,643	1,658,389	-	720,349	3,332
Residential Real Estate - Owner Occupied	3,250,548	3,853,959	-	2,747,600	38,906
Home Equity Line of Credit	320,329	404,347	-	319,497	-
Land	-	-	-	-	-
Construction	-	-	-	497,986	45,595
Consumer & Other	-	19,034	-	10,246	-

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	462,850	-
Home Equity Line of Credit	-	-	-	-	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total:	6,419,864	7,925,553	-	6,451,637	114,018

Commercial & Industrial	$957,080	$1,155,553	$-	$1,039,956	$25,588
Commercial Real Estate	828,264	834,271	-	653,153	597
Residential Real Estate	4,314,191	5,512,348	-	3,930,799	42,238
Home Equity Line of Credit	320,329	404,347	-	319,497	-
Land	-	-	-	-	-
Construction	-	-	-	497,986	45,595
Consumer & Other	-	19,034	-	10,246	-
	$6,419,864	$7,925,553	$-	$6,451,637	$114,018

In addition to monitoring the performance status of the loan portfolio, the Company utilizes a risk rating scale (1-8) to evaluate loan asset quality for all loans.  Loans that are rated 1-4 are classified as pass credits.  Loans rated a 5 (Watch) are pass credits, but are loans that have been identified as warranting additional attention and monitoring.  Loans that are risk rated 5 or higher are placed on the Company's monthly watch list.  For the pass rated loans, management believes there is a low risk of loss related to these loans and, as necessary, credit may be strengthened through improved borrower performance and/or additional collateral.  Loans rated a 6 (Special Mention) or higher are considered criticized loans and represent an increased level of credit risk and are placed into these three categories:

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of March 31, 2015:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$30,807,330	$1,717,947	$1,818,974	$-	$34,344,251
Commercial Real Estate - Investor	96,553,847	4,040,675	3,984,604	-	104,579,126
Commercial Real Estate - Owner Occupied	43,675,258	7,609,864	5,432,980	-	56,718,102
Residential Real Estate - Investor	35,843,623	2,511,971	8,410,655	-	46,766,249
Residential Real Estate - Owner Occupied	85,603,224	-	5,056,054	-	90,659,278
Home Equity Line of Credit	33,590,467	-	541,032	-	34,131,499
Land	2,637,964	242,942	2,045,951	-	4,926,857
Construction	18,160,806	79,389	94,240	-	18,334,435
Consumer & Other	1,075,445	-	2,029	-	1,077,474
Total	$347,947,964	$16,202,788	$27,386,519	$-	$391,537,271

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2015.  Purchased credit impaired (“PCI”) loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$80,870	$-	$-	$80,870	$31,919,874	$539,331	$32,540,075
Commercial Real Estate - Investor	841,223	-	-	841,223	90,025,805	764,675	91,631,703
Commercial Real Estate - Owner Occupied	-	-	-	-	51,056,685	-	51,056,685
Residential Real Estate - Investor	-	-	-	-	36,232,747	1,263,669	37,496,416
Residential Real Estate - Owner Occupied	929,776	-	-	929,776	84,552,063	2,956,371	88,438,210
Home Equity Line of Credit	251,877	-	-	251,877	32,940,811	230,260	33,422,948
Land	-	-	-	-	2,880,906	-	2,880,906
Construction	-	-	-	-	17,712,237	-	17,712,237
Consumer & Other	334	-	-	334	1,075,111	2,029	1,077,474
Total	$2,104,080	$-	$-	$2,104,080	$348,396,239	$5,756,335	$356,256,654

PCI loans							35,280,617
Total Loans							$391,537,271

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2014.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$-	$-	$-	$-	$31,093,411	$338,202	$31,431,613
Commercial Real Estate - Investor	159,786	-	-	159,786	88,920,589	608,084	89,688,459
Commercial Real Estate - Owner Occupied	-	-	-	-	48,755,651	165,984	48,921,635
Residential Real Estate - Investor	312,422	-	-	312,422	39,508,857	1,063,643	40,884,922
Residential Real Estate - Owner Occupied	924,608	550,604	-	1,475,212	83,255,355	2,741,114	87,471,681
Home Equity Line of Credit	456,248	24,199	-	480,447	34,205,968	320,329	35,006,744
Land	-	-	-	-	2,448,388	-	2,448,388
Construction	-	-	-	-	17,380,581	-	17,380,581
Consumer & Other	-	500	-	500	880,679	-	881,179
Total	$1,853,064	$575,303	$-	$2,428,367	$346,449,479	$5,237,356	$354,115,202

PCI loans							38,935,990
Total Loans							$393,051,192

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

The following table presents a breakdown of loans that Company modified during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	-	-	-	1	$85,397	$85,397
Commercial Real Estate - Investor	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	-	$-	$-	1	$85,397	$85,397

For the three months ended March 31, 2015, no loans were modified as a TDR.

For the three months ended March 31, 2014, there was one loan modified as a TDR. This restructuring of a C&I loan included an extension of loan maturity date at an interest rate lower than the current rate for a new debt with similar risk. This C&I TDR was on non-accrual status at March 31, 2015.

None of the loans modified as a TDR during the previous twelve months were in default of their modified terms at March 31, 2015.  At March 31, 2015 and December 31, 2014, the Bank had $3,938,642 and $2,347,989, respectively, in loans identified as TDRs of which $1,819,620 and $1,192,481, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 5 – Loans and Allowances for Loan Losses:

	March 31, 2015	December 31, 2014
Commercial & Industrial	$1,804,176	$2,022,667
Commercial Real Estate	18,608,840	20,104,460
Residential Real Estate	11,490,901	12,017,432
Home Equity Line of Credit	708,551	711,238
Land	2,045,951	3,408,487
Construction	622,198	671,706
Total Loans	$35,280,617	$38,935,990

The contractual amount outstanding for these loans totaled $42,482,285 and $47,678,935 as of March 31, 2015 and December 31, 2014, respectively.

The following table reflects activity in the accretable yield for these loans for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$2,095,891	$1,991,662
Reclassification from nonaccretable difference	665,256	816,368
Accretion into interest income	(480,321)	(1,082,103)
Disposals	(157,136)	(3,109)
Balance at end of period	$2,123,690	$1,722,818

The following table reflects activity in the allowance for loan losses for these loans for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$-	$-
Reclassification to TDR	-	-
Charge-offs	(141,340)	-
Recoveries	-	4,040
Provision for loan losses	186,340	(4,040)
Balance at end of period	$45,000	$-

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$1,480,472	$1,290,120
New transfers from loans	130,910	425,764
Sales	(90,000)	(35,100)
Write-downs	(20,247)	(151,450)
Balance at end of period	$1,501,135	$1,529,334

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at March 31, 2015 had a remaining weighted average amortization period of approximately 2.87 years.  The following table presents the changes in the net book value of core deposit intangible assets for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$3,478,282	$3,993,679
Amortization expense	(254,545)	(274,295)
Balance, September 30	$3,223,737	$3,719,384

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Gross carrying amount	$5,578,211	$5,578,211
Accumulated amortization	(2,354,474)	(2,099,929)
Net carrying amount	$3,223,737	$3,478,282

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at March 31, 2015:

Periods ending December 31:	Amount
2015	$599,553
2016	649,939
2017	490,846
2018	402,243
2019	368,806
Subsequent years	712,350
Total	$3,223,737

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

Federal Home Loan Bank Advances	March 31, 2015	December 31, 2014
Due January, 2015, Fixed Rate 0.24%	$-	$8,000,000
Due April, 2015, Fixed Rate 0.19%	8,000,000	-
Due December, 2015, Daily Rate 0.355%	4,000,000	14,000,000
Atlantic Central Bankers Bank Advances
Due November, 2015, Fixed rate 4.50%	150,000	150,000
Total	$12,150,000	$22,150,000

Interest expense on FHLB advances and Atlantic Community Bankers Bank (“ACBB”) advances for the three months ended March 31, 2015 was $13,776.

The Company had no long-term borrowings at March 31, 2015.

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

The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock adjusted for the post-merger exchange ratio of 2.2217 and had a term of ten years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a ten year term.  Options relating to a total of 539,115 shares of common stock were outstanding as of March 31, 2015.  As a result of the Merger, the Jefferson Plan is now administered by Bay Bancorp, Inc.’s Board of Directors.

The Carrollton Bancorp 2007 Equity Plan (the “Equity Plan” and, together with the Jefferson Plan, the “Plans”) was approved at the 2007 annual meeting of stockholders of Bay Bancorp, Inc.  Under the Equity Plan, 500,000 shares of common stock were reserved for issuance.  Options relating to a total of 203,900 shares of common stock were outstanding as of March 31, 2015.

The table below summarize the Company's stock options outstanding for the three months ended March 31, 2015 and December 31, 2014.  There were no changes for the three months ended March 31, 2015.

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2014	743,015	$4.99	6.5 years
Outstanding, March 31, 2015	743,015	$4.99	6.6 years
Exercisable at March 31, 2015	642,783	$4.95	6.3 years

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the three months ended March 31, 2015 and 2014, stock-based compensation expense applicable to the Plans was $25,614 and $125,448, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $159,583 at March 31, 2015.  This amount is expected to be recognized over a remaining weighted average period of approximately 1.9 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  At December 31, 2014 and March 31, 2015, grants relating to 16,256 shares of unvested restricted common stock were outstanding.  There was no activity related to unvested restricted shares for the three months ended March 31, 2015.  Total stock-based compensation expense attributable to the shares of restricted common stock was $19,994 and $15,000 for the three months end March 31, 2015 and 2014, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $13,329 at March 31, 2015.

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit are as follows:

	Three months ended March 31,
	2015	2014
Service cost	$19,750	15,184
Interest cost	110,750	110,988
Expected return on plan assets	(157,250)	(149,585)
Amortization of net gain	-	(18,948)
Net periodic pension benefit	$(26,750)	(42,361)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  At this time, the Company has elected not to match employee contributions as defined under this plan.  Therefore, the expense associated with this plan during the three months ended March 31, 2015 and March 31, 2014 was $0.

NOTE 12 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended March 31,
	2015	2014
Income tax expense at federal statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Reversal of valuation allowance attributable to future built-in losses	-	123.1%
Non-taxable income	-1.3%	-2.0%
State income taxes, net of federal income tax benefit	5.7%	6.0%
Incentive stock options	0.6%	2.6%
Other nondeductible expenses	3.9%	0.3%
Effective income tax rate	42.9%	164.0%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2015 and 2014 based on the current estimate of the effective annual rate.  The expected effective tax rate for the year ended December 31, 2015, is 42.9% which is comparable to the expected effective tax rate of 40.9%, net of discrete items for the three months ended March 31, 2014.  The actual effective tax rate of 164.0% for the three months ended March 31, 2014 included the impact of the reversal of a valuation allowance attributable to estimated future built-in losses that was recorded in 2013.

NOTE 13 - NET INCOME PER COMMON SHARE

Basic earnings per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period and does not included the effect of any potentially dilutive common stock equivalents.  Diluted earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There is no dilutive effect on earnings per share during a loss period.

The calculation of net income per common share for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Basic earnings per share:
Net income	$343,253	$81,735
Weighted average shares outstanding	11,014,517	9,379,753
Basic net income per share	$0.03	$0.01

Diluted earnings per share:
Net income	$343,253	$81,735
Weighted average shares outstanding	11,014,517	9,379,753
Dilutive potential shares	178,300	32,946
Total diluted average shares outstanding	11,192,817	9,412,699
Total diluted net income per share	$0.03	$0.01

Anti-dilutive shares	333,666	191,225

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

Outstanding loan commitments and lines and letters of credit were as follows:

	March 31, 2015	December 31, 2014

Loan commitments	$5,361,570	$5,021,857
Unused lines of credit	68,517,012	64,761,646
Standby letters of credit	3,168,223	1,632,927

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There were no transfers between Level 1 and Level 2 and no change in valuation techniques used to measure fair value of securities available for sale for the period ended March 31, 2015.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2015
U.S. government agency	$5,818,941	$-	$5,818,941	$-
Residential mortgage-backed securities	20,373,814	-	20,373,814	-
State and municipal	4,639,296	-	4,639,296	-
Corporate obligations	2,036,200		2,036,200	-
Equity securities	22,468	22,468	-	-
	$32,890,719	$22,468	$32,868,251	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

December 31, 2014
U.S. government agency	$7,778,271	$-	$7,778,271	$-
Residential mortgage-backed securities	20,870,927	-	20,870,927	-
State and municipal	4,654,146	-	4,654,146	-
Corporate obligations	2,030,000		2,030,000	-
Equity securities	16,545	16,545	-	-
	$35,349,889	$16,545	$35,333,344	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2015.

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

Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure (“REO”) is adjusted to fair value upon transfer of the loan to REO and is classified at Level 3 in the fair value hierarchy.  Subsequently, the REO is carried at the lower of carrying value or fair value.  The estimated fair value for REO included in Level 3 is determined by independent market based appraisals and other available market information, less estimated costs to sell, that may be reduced further based on market expectations or an executed sales agreement.  If the fair value of REO deteriorates subsequent to the period of transfer, the REO is also classified at a Level 3 in the fair value hierarchy.  Valuation techniques are consistent with those techniques applied in prior periods.

The tables below present the recorded assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014:

March 31, 2015:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$415,047	$-	$-	$415,047
Real estate acquired through foreclosure	130,911	-	-	130,911
	$545,958	$-	$-	$545,958

December 31, 2014:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$374,459	$-	$-	$374,459
Real estate acquired through foreclosure	983,276	-	-	983,276
	$1,357,735	$-	$-	$1,357,735

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

The following disclosure of estimated fair values of the Company's financial instruments at March 31, 2015 and December 31, 2014 is made in accordance with the requirements of ASC Topic 820:

		March 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$23,585,200	$23,585,200	$16,857,325	$16,857,325
Time deposits with banks	Level 2	-	-	34,849	34,849
Investment securities available for sale (debt)	Level 2	32,868,251	32,868,251	35,333,344	35,333,344
Investment securities available for sale (equity)	Level 1	22,468	22,468	16,545	16,545
Investment securities held to maturity (debt)	Level 2	1,296,793	1,326,827	1,315,718	1,324,797
Restricted equity securities	Level 2	1,291,095	1,291,095	1,862,995	1,862,995
Loans held for sale	Level 2	12,494,787	12,494,787	7,233,306	7,233,306
Loans, net of allowance	Level 3	390,183,422	400,829,683	391,756,216	401,651,659
Accrued interest receivable	Level 2	1,300,297	1,300,297	1,306,111	1,306,111

Financial liabilities:
Deposits	Level 3	404,304,599	405,202,505	387,830,132	388,705,645
Short-term borrowings	Level 2	12,150,000	12,150,000	22,150,000	22,150,000
Accrued interest payable	Level 2	25,164	25,164	25,350	25,350

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

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”).  On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.  Under the final rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations like the Company and the Bank that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items.  With the submission of the Call Report for the first quarter of 2015, the Company and the Bank made this election in order to avoid significant variations in the level of capital that can be caused by interest rate fluctuations on the fair value of the Bank’s available for sale securities portfolio and by fluctuations in the net periodic pension benefit/obligation attributable to the Bank’s defined benefit pension plan.

In addition, the OCC requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB.

The following table summarizes capital ratios and related information in accordance with Basel III as measured at March 31, 2015 and pre-existing rules at December 31, 2014.  For disclosure regarding changes resulting from Basel III see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Capital Resources, Basel III.  The Bank was classified in the well capitalized category at both March 31, 2015 and December 31, 2014 under the regulatory capital rules in effect at each date.  Since March 31, 2015, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this Quarterly Report on Form 10-Q.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of March 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital	$62,818	16.22%	$17,432	4.50%	$25,180	6.50%

Tier I Risk-Based Capital Ratio	$62,818	16.22%	$23,243	6.00%	$30,990	8.00%

Total Risk-Based Capital Ratio	$64,172	16.57%	$30,990	8.00%	$38,738	10.00%

Tier 1 Leverage Ratio	$62,818	13.01%	$19,313	4.00%	$24,141	5.00%

As of December 31, 2014:

Common Equity Tier 1 Capital	N/A	N/A	N/A	N/A	N/A	N/A

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier 1 Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included March 31, 2015 and December 31, 2014.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At March 31, 2015, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 17 – OTHER COMPREHENSIVE INCOME

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

	Unrealized Gains (losses) on Investments Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2014	$211,294	$1,452,220	$1,663,514
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	200,569	(1,535,489)	(1,334,920)
Amounts reclassified from comprehensive income (loss)	(46,587)	-	(46,587)
Other comprehensive income (loss)	153,982	(1,535,489)	(1,381,507)
	$365,276	$(83,269)	$282,007

	Unrealized Gains (losses) on Investments Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2013	$(190,971)	$1,304,888	$1,113,917
Other comprehensive gain	171,843	-	171,843
Balance at March 31, 2014	$(19,128)	$1,304,888	$1,285,760

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Three Months Ended March 31, 2015
Other comprehensive loss:
Unrealized income on AFS debt securities:
Net AFS debt securities income	$328,213	$(127,644)	$200,569
Reclassification adjustments	(77,490)	30,903	(46,587)
Net income recognized in other comprehensive loss	250,723	(96,741)	153,982
Defined benefit pension plan adjustments:
Net actuarial losses	(2,535,693)	1,000,204	(1,535,489)
Net loss recognized in other comprehensive loss	(2,535,693)	1,000,204	(1,535,489)
Other comprehensive loss	$(2,284,970)	$903,463	$(1,381,507)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Three Months Ended March 31, 2014
Other comprehensive income:
Unrealized income on AFS debt securities	$283,803	$(111,960)	$171,843
Other comprehensive gain	$283,803	$(111,960)	$171,843

The Company reflects the funded status of defined benefit pension plan liabilities on the balance sheet, which for the three months ended March 31, 2015 resulted in a $1.5 million charge to equity through a reduction of accumulated other comprehensive income.  The loss was primarily due to the use of an updated mortality table issued by the Society of Actuaries in October 2014, which reflects longer life expectancies compared to previous mortality assumptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report, the term “the Company” refers to Bay Bancorp, Inc. and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Bay Bancorp, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements.  Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements.  The statements in this report with respect to, among other things, our plans and strategies; objectives and intentions and the anticipated results thereof; the impact of the  Slavie Acquisition; the impact of regulations on our business; our potential exposure to various types of market risks, such as interest rate risk and credit risk; anticipated funding of commitments to extend credit and unused lines of credit; potential losses from off-balance sheet arrangements, taking advantage of opportunities emerging as the business environment improves and leads to increased loan demand in the future; the recovery of fair value of available for sale securities; the allowance for loan losses; liquidity sources and the impact of the outcome of pending legal proceedings are forward-looking.  These forward-looking statements are based on our current intentions, beliefs, and expectations and are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Actual results may differ materially from these forward-looking statements because of, among other things:

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

These and other risks are discussed in detail in the periodic reports that Bay Bancorp, Inc. files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report for further information).  Except as required by applicable laws, we undertake no obligation to update or revise the information contained in this report whether as a result of new information, future events or circumstances, or otherwise.  Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  Past results of operations may not be indicative of future results.

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

The Merger has strengthened our market position geographically, enhanced our retail delivery channel, allowed us to provide extraordinary customer service while delivering a fuller range of services and products, and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division and an, electronic banking division.

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

We are focused on providing superior financial and customer service to small and medium-sized commercial and retail businesses, owners of these businesses and their employees, to business professionals and to individual consumers located in the central Maryland region, through our network of 11 branch locations.  We attract deposit customers from the general public and use such funds, together with other borrowed funds, to make loans.  Our results of operations are primarily determined by the difference between interest income earned on our interest-earning assets, primarily interest and fee income on loans, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

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

The Bank offers, through strategic partners, investment advisory and wealth management services.  Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration.  To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with the Bank.  The Bank currently has no such fee arrangement in place.  When sufficient volume is developed in any of these lines of business, the Bank may transition from providing referrals to these strategic partners to providing these services through its subsidiary, Bay Financial Services, if permitted by applicable regulations.

The Bank’s three limited liability company subsidiaries manage and dispose of real estate acquired through foreclosure.

CCDC was created to promote, develop, and improve the housing and economic conditions of people in Maryland.  CCDC generates revenue through the origination of loans, but did not originate any loans during 2014 or 2015 and is in the process of being dissolved.

AVAILABILITY OF INFORMATION

We make available through the Investor Relations area of our website, at www.baybankmd.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, news releases on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  In general, we intend that these reports be available as soon as practicable after they are filed with or furnished to the SEC.  The SEC maintains a website (www.sec.gov) where these filings are also available through the SEC’s EDGAR system.  There is no charge for access to these filings through either our site or the SEC’s site.

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

OVERVIEW

The Merger and Slavie Acquisition strengthened our market position geographically and continued to enhance our delivery channels, allowing us to provide extraordinary customer service while delivering a fuller range of products and services and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, and electronic banking division.  Amid the growth, our focus is on a high quality balance sheet, expense efficiency and improved profitability.

Net income was $0.34 million or $0.03 per basic and diluted share for the three months ended March 31, 2015 when compared to net income of $0.08 million or $0.01 per basic and diluted share for the first three months of 2014.  The net income improvement was the result of balance sheet leverage and improving expense metrics.

The return on average assets for the three months ended March 31, 2015 was 0.29%, compared to 0.08% for the same period of 2014.  The return on average equity for the three months ended March 31, 2015 was 2.08%, compared to 0.61% for the same periods of 2014.

Total assets increased to $487 million at March 31, 2015 from $480 million at December 31, 2014.  The balance sheet growth was driven by an increase in total deposits for the three months ended March 31, 2015.  Total deposits of $404 million represented a $16 million or 4.2% increase from December 31, 2014.  Noninterest-bearing deposits accounted for $10.0 million of the net growth, with the remaining $6.5 million net increase for the three months ended March 31, 2015 generated from interest-bearing accounts.

Total loans were $392 million at March 31, 2015, a decrease of 0.4% from $393 million at December 31, 2014.  Loans held for sale increased to $12 million, an increase of 72.7% from $7 million at December 31, 2014.  Investments declined by $3.0 million or 8% to $35.5 million at March 31, 2015 from $38.5 million at December 31, 2014.  Cash and cash equivalents increased by $6.7 million or 40% to $23.6 million from $16.9 million at December 31, 2014.

Net interest income increased by $0.16 million to $5.3 million for the three months ended March 31, 2015 when compared to the same period of 2014.  The increase was supported by a $69 million growth in average interest-earning assets largely due to the Slavie Acquisition on May 30, 2014, offset by a $0.42 million decline in net discount accretion of purchased loan discounts recognized in interest income and a $0.35 million decrease in the fair value amortization on deposits.  Excluding the impact of the fair value accounting, net interest income for the first quarter of 2015 increased by $0.93 million when compared to the first quarter of 2014.  The net interest margin for the three months ended March 31, 2015 decreased to 4.73% from 5.40% for the three months ended March 31, 2014, due mainly to the decline in discount accretion on loans and deposits.

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more and real estate acquired through foreclosure, increased slightly to $15.61 million at March 31, 2015, up from $14.87 million at  December 31, 2014.  The increase included the reclassification of a $0.3 million PCI loan to TDR and $0.7 million increase in nonaccrual loans.  Nonperforming assets represented 3.21% of total assets at March 31, 2015, which was slightly higher than the 3.10% recorded at December 31, 2014.

The provision for loan losses for the three months ended March 31, 2015 was $275,000, compared to $219,000 for the same period of 2014.  The increase for the 2015 period was primarily the result of an increase in loan originations.  As a result, the allowance for loan losses was $1.35 million at March 31, 2015, representing 0.35% of total loans, compared to $1.29 million, or 0.33% of total loans, at December 31, 2014.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

Stockholders’ equity decreased to $65.7 million at March 31, 2015 from $66.6 million at December 31, 2014.  The decrease since December 31, 2014 related to an increase in the Bay Bank defined benefit pension plan liability due to changes in actuarial assumptions, offset by related deferred taxes.  The book value of the Company’s common stock was $5.96 per share at March 31, 2015, compared to $6.05 per share at December 31, 2014.

Recent Events

On April 27, 2015, the Bank reclassified the Columbia branch located at 7151 Columbia Gateway Drive, Suite A, in Howard County, Maryland from a limited service branch to a full service branch in recognition of its desire to expand further south toward the Washington corridor.  The branch is an in-line branch housed in the Bank’s Operations Center and has a compliment of associates who are actively working this market.  Branch services will be available from 8:30 AM until 5:00 PM from Monday through Friday, with other times available by appointment.

During the second quarter of 2015, Bay Bank intends to move its corporate headquarters from 2328 West Joppa Road in Lutherville, Maryland to 7151 Columbia Gateway Drive, Suite A, in Howard County Maryland.  The change demonstrates that while the Bank’s primary geographic footprint has historically been the greater Baltimore metropolitan area, the Bank continues to expand in the growing Howard County market and is part of a strategic extension of the Bank’s presence towards the Washington DC corridor.

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

RESULTS OF OPERATIONS

Net Interest Income

The following table sets forth, for the periods indicated, information regarding the average balances of interest earning assets and interest bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest earning assets and rates paid on average interest bearing liabilities.  No tax equivalent yield adjustments were made, as the effect thereof was not material.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$22,358,085	$10,612	0.19%	$26,084,721	$13,368	0.21%
Investment securities available for sale	34,010,593	236,561	2.82%	36,434,000	240,838	2.64%
		-
Investment securities held to maturity	1,308,259	7,511	2.33%	-	-	0.00%

Restricted equity securities	1,243,247	13,364	4.36%	982,989	6,511	2.65%
Total cash and investments	58,920,184	268,048	1.86%	63,501,710	260,717	1.67%

Loans held for sale	6,546,195	61,511	3.76%	8,263,308	85,801	4.15%
Loans, net
Commercial & Industrial	35,094,972	495,132	5.72%	32,696,980	575,366	7.14%
Commercial Real Estate	160,156,667	2,122,766	5.38%	157,626,386	2,603,202	6.70%
Residential Real Estate	138,052,342	2,143,411	6.21%	73,432,087	1,079,979	5.88%
HELOC	34,268,754	378,908	4.42%	32,443,433	500,167	6.17%
Construction	18,683,290	243,730	5.29%	17,819,565	306,919	6.99%
Land	5,504,731	98,955	7.29%	1,693,796	50,017	11.98%
Consumer & Other	1,019,943	24,865	9.89%	1,515,536	24,736	6.62%
Total loans, net (1)	392,780,699	5,507,767	5.69%	317,227,783	5,140,386	6.57%
Total earning assets	458,247,078	$5,837,326	5.17%	388,992,801	$5,486,904	5.72%
Cash	3,490,128			4,261,331
Allowance for loan losses	(1,383,464)			(847,448)
Market valuation	569,036			(2,469)
Other assets	24,105,024			24,614,512
Total non-earning assets	26,780,724			28,025,926
Total Assets	$485,027,802			$417,018,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$83,745,176	$22,848	0.11%	$67,276,513	$19,443	0.12%
Money market	85,528,873	72,504	0.34%	83,958,088	72,734	0.35%
Certificates of deposit	131,805,843	389,049	1.20%	119,922,648	216,882	0.73%
Total interest-bearing deposits	301,079,892	484,401	0.65%	271,157,249	309,059	0.46%
Borrowed funds:
Federal funds purchased	-	-	-	-	-	-
FHLB advances	16,155,556	13,776	0.35%	-	-	-
Total borrowed funds	16,155,556	13,776	0.35%	-	-	-
Total interest-bearing funds	317,235,447	498,177	0.64%	271,157,249	309,059	0.46%
Noninterest-bearing deposits	98,169,855	-	-	88,772,338	-	-
Total cost of funds	415,405,302	$498,177	0.49%	359,929,587	$309,059	0.35%
Other liabilities and accrued expenses	2,836,818			2,337,859
Total Liabilities	418,242,120			362,267,446
Stockholders' Equity	66,785,682			54,751,281
Total Liabilities and Stockholders' Equity	$485,027,802			$417,018,727
Net interest income and spread (2)		$5,339,149	4.53%		$5,177,845	5.26%
Net interest margin (3)			4.67%			5.40%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income increased by $0.2 million for the quarter ended March 31, 2015 when compared to the same period of 2014.  The increase was supported by a $69 million growth in average interest-earning assets largely due to “the Slavie Acquisition” in May 30, 2014, offset by a $0.42 million decline in net discount accretion of purchased loan discounts recognized in interest income and a $0.35 million decrease in the fair value amortization on deposits.  Excluding the impact of the fair value accounting, net interest income increased by $0.97 million when compared to the three months ended March 31, 2014.  The net interest margin for the three months ended March 31, 2015 decreased to 4.67% from 5.40% for the same period in 2014 due to the decline in discount accretion on loans and deposits.

Total interest income increased by $0.35 million, or 6.39%, for the three months ended March 31, 2015 when compared to the same period of 2014.  Interest income on loans increased by $0.37 million, or 7.15%, for the three months ended March 31, 2015 when compared to the same period of 2014.  The average balance of loans increased by $75.6 million primarily due to the Slavie Acquisition, offset by a 0.88% decrease in average loan yield, when compared to the same period of 2014.  The decrease in loan yield was due to both the decline in net discount accretion on purchased loan discounts and a decline in the core loan portfolio yield as rates on new loan production trailed the rates on principal payments received.  Interest income on loans held for sale, investment securities and interest-bearing deposits in banks and federal funds sold was essentially unchanged for the three months ended March 31, 2015 when compared to the same period of 2014.

Total interest expense increased by $0.19 million, or 61.2%, for the three months ended March 31, 2015, when compared to the same period of 2014. Average interest bearing liabilities increased by $46.1 million for the three months ended March 31, 2015 when compared to the same period of 2014.  The total cost of interest-bearing liabilities increased to 0.64% for the three months ended March 31, 2015, as compared to 0.46% for the same period of 2014.  The increase in interest expenses related to a $0.35 million decline in the fair value amortization of deposits, when compared to the same period of 2014.  Average noninterest-bearing deposits increased by $9.4 million for the three ended March 31, 2015, when compared to the same period in 2014, primarily due to the Slavie Acquisition.

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

The provision for loan losses for the three months ended March 31, 2015 was $275,000, compared to $219,000 for the same period of 2014.  The increase for the 2015 period was primarily the result of an increase in loan originations.  As a result, the allowance for loan losses was $1.35 million at March 31, 2015, representing 0.35% of total loans, compared to $1.29 million, or 0.33% of total loans, at December 31, 2014 and $0.94 million, or 0.30% of total loans, at March 31, 2014.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

Noninterest Income

The following tables reflect the amounts and changes in noninterest income for the three ended March 31, 2015 and 2014:

	Three Months Ended March 31,		2015 vs 2014
	2015	2014	$ Change	% Change

Electronic banking fees	$576,190	$639,994	$(63,804)	-10%
Mortgage-banking fees and gains	393,642	312,675	80,967	26%
Net (loss) gain on sale of real estate acquired through foreclosure	(628)	1,829	(2,457)	-134%
Service charges on deposit accounts	79,017	92,513	(13,496)	-15%
Gain on redemption of securities	77,490	-	77,490	0%
Other income	111,509	206,361	(94,852)	-46%
Total Noninterest Income	$1,237,220	$1,253,372	$(16,152)	-1%

Noninterest income for the three months ended March 31, 2015 was $1.24 million, compared to $1.25 million for the same period in 2014.  This decrease was primarily the result of $0.06 million decrease in electronic banking fees and a $0.09 million decrease in other income, partially offset by a $0.08 million increase in mortgage banking fees and gains and a $0.08 million increase in gain on redemption of investment securities.  Expectations are for mortgage fees and gains to increase in 2015.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		2015 vs 2014
	2015	2014	$ Change	% Change

Salary and employee benefits	$2,919,119	$3,365,432	$(446,313)	-13%
Occupancy expenses	719,832	749,279	(29,447)	-4%
Furniture and equipment expenses	275,401	312,129	(36,728)	-12%
Legal, accounting and other professional fees	368,028	394,120	(26,092)	-7%
Data processing and items processing services	342,673	275,150	67,523	25%
FDIC insurance costs	106,311	67,709	38,602	57%
Advertising and marketing related expenses	28,749	39,405	(10,656)	-27%
Foreclosed property expenses	60,363	199,363	(139,000)	-70%
Loan collection costs	87,510	47,179	40,331	85%
Core deposit intangible amortization	254,545	274,295	(19,750)	-7%
Merger and acquisition related expenses	-	111,323	(111,323)	-100%
Other expenses	537,353	504,289	33,064	7%
Total Noninterest Expenses	$5,699,884	$6,339,673	$(639,789)	-10%

Noninterest expense reduction is a key focus for 2015 net income improvement.  For the three months ended March 31, 2015, noninterest expense was $5.7 million, compared to $6.3 million for the three months ended March 31, 2014.  The primary contributors to the decrease when compared to the first quarter of 2014 were decreases of $0.45 million in salary and employee benefits influenced by 2014 branch closures and position reductions, $0.14 million in foreclosed property expenses and $0.11 million in merger and acquisition related expenses.  Partially offsetting these reductions were increases of $0.07 million and $0.04 million in data and items processing and FDIC insurance costs, respectively, primarily attributable to the increase in accounts and balances from the Slavie Acquisition.

Income Taxes

The provision for income taxes totaled $0.3 million, or an effective tax rate of 42.9%, for the three months ended March 31, 2015, compared to a $0.2 million benefit, or an effective tax rate of 164.0%, for the same period in 2014.  The effective tax rate for the three months ended March 31, 2014 included the impact of the reversal of a valuation allowance attributable to future built-in losses that was recorded in 2013.  The effective rate of 42.9% for the three month ended March 31, 2015 is comparable to the effective rate for the same period in 2014, excluding the tax benefit resulting from the reversal of the valuation allowance, or 40.9%.

FINANCIAL CONDITION

Total assets were $487 million at March 31, 2015, an increase of $7.1 million, or 1.5%, when compared to December 31, 2014.  The increase was due to net increases in cash and interest bearing deposits of $6.7 million, or 39.6%, and an increase in loans held for sale $5.3 million, or 72.7%.  This was offset by a $3.0 million, or 7.9%, decline in investment securities and a $1.5 million, or 0.4%, decrease in loans.  The Bank generated $15.0 million of new commercial loan production for the three months ended March 31, 2015.

Total deposits were $404.3 million at March 31, 2015, an increase of $16.5 million, or 4.2%, when compared to December 31, 2014.  The increase was primarily driven by a $10.0 million, or 10.9%, increase in noninterest bearing deposits.  Interest bearing deposits increased by $6.5 million, or 2.2%, for the three months ended March 31, 2015.  Supported by the deposit growth, the Company was successful in reducing borrowings to $12.2 million at March 31, 2015, a decrease of $10.0 million, or 45.1%, when compared to December 31, 2014.

Stockholders’ equity was $65.7 million at March 31, 2015, a decrease of $1.0 million when compared to December 31, 2014.  The decrease related to an increase in the Bay Bank defined benefit pension plan liability due to changes in actuarial assumptions, offset by related deferred taxes and the Company’s net income for the three months ended March 31, 2015 of $0.34 million.

Investment Securities

Our investment policy authorizes management to invest in traditional securities instruments in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment portfolio consists of available for sale and held to maturity securities.  Available for sale securities are those securities that we intend to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.  Held to maturity securities are securities we have the intent and ability to hold until maturity.  These securities are carried at amortized cost.

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

Investment securities decreased $3.0 million, or 7.9%, to $35.5 million at March 31, 2015, from $38.5 million at December 31, 2014.  This decrease was the result of net principal pay downs of $0.8 million and Federal Home Loan Bank of Atlanta (“FHLB”) stock redemptions of $0.6 million, a $1.9 million principal call on an Agency security and an increase in the fair value of available for sale securities $0.2 million.

Restricted Equity Securities

Restricted equity securities decreased $0.6 million, or 30.7%, to $1.3 at March 31, 2015, from $1.9 million at December 31, 2014.  This decrease was the result of the redemption of FHLB stock required as a result of decreased borrowings from the FHLB.

Loans Held for Sale

Loans held for sale were $12.5 million at March 31, 2015, compared to $7.2 million at December 31, 2014.  The increase in loans held for sale was due to new originations outpacing loan sales during the first three months of 2015.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

Loans, net of deferred fees and costs, decreased by $1.6 million from $393.1 million at December 31, 2014 to $391.5 million at March 31, 2015, primarily due to pay downs outpacing originations.

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

At March 31, 2015, we had 277 impaired loans totaling $43.2 million (including PCI loans of $35.3 million).  Of this amount, 86 impaired loans totaling $7.9 million were classified as nonaccrual loans.  At March 31, 2015, troubled debt restructurings, or TDRs, included in impaired loans totaled $3.9 million, 19 loans of which were included in nonaccrual loans having a total balance of $1.8 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At March 31, 2015, there was a specific reserve included in the allowance for loan losses for impaired loans of $45,000.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31, 2015	December 31, 2014

Nonaccrual loans excluding PCI loans	$5,756,335	$5,237,356
Nonaccrual PCI loans	2,141,669	1,620,710
TDR loans excluding those in nonaccrual loans or past due 90+ days	2,119,022	1,155,508
Accruing PCI loans past due 90+ days	4,091,907	5,380,847

Total nonperforming loans	14,108,933	13,394,421

Real estate acquired through foreclosure	1,501,135	1,480,472

Total nonperforming assets	$15,610,068	$14,874,893

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $15.61 million at March 31, 2015 from $14.87 million at December 31, 2014.  The increase included the reclassification of a $0.3 million PCI loan to TDR and $0.7 million increase in nonaccrual loans.  Nonperforming assets represented 3.21% of total assets at March 31, 2015, which represents a 0.11% increase from the 3.10% recorded at December 31, 2014.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of March 31, 2015, these loans totaled $31.6 million and consisted primarily of Commercial Real Estate loans and Residential Real Estate loans which had balances of $18.5 million and $9.5 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

A test of the adequacy of the allowance, using the methodology outlined above, is performed by management and reported to the Board of Directors on at least a quarterly basis.  The complex evaluations involved in such testing require significant estimates.  Management uses available data to establish the allowance at a prudent level, recognizing that the determination is inherently subjective, and that future adjustments may be necessary, depending upon many items including a change in economic conditions affecting specific borrowers, or in general economic conditions, and new information that becomes available.  However, there are no assurances that the allowance will be sufficient to absorb losses on nonperforming loans, or that the allowance will be sufficient to cover losses on nonperforming loans in the future

The allowance was $1,353,849 at March 31, 2015, compared to $1,294,976 at December 31, 2014.  The allowance as a percentage of total portfolio loans was 0.35% at March 31, 2015 and 0.33% at December 31, 2014.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was a net unamortized discount of $0.8 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively, which represented 3.5% and 3.3%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was a net unamortized discount of $1.3 million and $1.3 million at March 31, 2015 and December 31, 2014, respectively, which represented 1.1% and 1.0%, respectively, of the related loan balance.  For non-impaired acquired legacy Slavie portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $2.1 million and $2.2 million at March 31, 2015 and December 31, 2014, respectively, which represented 4.2% and 3.9%, respectively, of the related loan balance at those dates.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three months ended March 31, 2015, we recorded net charge-offs of $216,236, compared to net charge-offs of $128,450 during the same period of 2014.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of year	$1,294,976	$851,000
Chargeoffs:
Commercial & Industrial	-	-
Commercial Real Estate	-	(47,791)
Residential Real Estate	(215,236)	(37,478)
Home Equity Line of Credit	-	(63,984)
Land	-	-
Construction	-	-
Consumer & Other	(1,000)	-
Total charge-offs	(216,236)	(149,253)

Recoveries:
Commercial & Industrial	-	-
Commercial Real Estate	-	-
Residential Real Estate	-	1,859
Home Equity Line of Credit	-	8,844
Land	-	-
Construction	-	-
Consumer & Other	-	10,100
Total recoveries	-	20,803

Net charge-offs	(216,236)	(128,450)
Provision for loan loss	275,109	219,165

Balance at end of period	$1,353,849	$941,715

Net charge-offs annualized as a percentage of average loans	0.22%	0.16%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	March 31, 2015		December 31, 2014		2015 vs 2014
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$101,629,926	25%	$91,676,534	24%	$9,953,392	11%

Interest-bearing deposits:
Checking	54,312,746	13%	54,844,855	14%	(532,109)	-1%
Savings	37,562,592	9%	36,233,369	9%	1,329,223	4%
Money market	84,024,515	21%	82,651,992	21%	1,372,523	2%
Total interest-bearing checking, savings and money market deposits	175,899,853	44%	173,730,216	46%	2,169,637	1%

Time deposits under $100,000	49,869,670	12%	50,313,096	13%	(443,426)	-1%
Time deposits of $100,000 or more	76,905,150	19%	72,110,286	19%	4,794,864	7%
Total time deposits	126,774,820	31%	122,423,382	31%	4,351,438	4%

Total interest bearing deposits	302,674,673	75%	296,153,598	76%	6,521,075	2%

Total Deposits	$404,304,599	100%	$387,830,132	100%	$16,474,467	4%

Total deposits were $404 million at March 31, 2015, an increase of $16 million, or 4%, when compared to December 31, 2014.  Within the deposit base, noninterest bearing demand account balances increased $10 million, or 11%, interest bearing savings account balances increased by $1 million, or 4%, money market balances increased $1 million, or 2%, and time deposit balances increased by $4 million, or 4%, when compared to the amounts at December 31, 2014.

The ratio of noninterest bearing deposits to total deposits was 25% as of March 31, 2015, 1% higher than at December 31, 2014.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network (the “Network”).  Through this deposit matching network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep service (“ICS”) deposits, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At March 31, 2015, we had $17.2 million in deposits through the Network compared to $8.9 million at December 31, 2014.  We can also choose to place deposits through the Network without receiving matching deposits.  At March 31, 2015, we had placed $0.2 million of deposits through the Network for which we received no matching deposits, compared to $0.3 million at December 31, 2014.

Borrowings

Borrowings at March 31, 2015 consisted of FHLB advance of $12 million and Atlantic Community Bankers Bank advances of $0.2 million, compared to $22 million and $0.2 million, respectively as of December 31, 2014.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At March 31, 2015, our total stockholders’ equity decreased to $65.7 million from $66.6 million at December 31, 2014.  The decrease was attributable to a $1.5 million net unrealized loss on our defined benefit pension plan which more than offset the increases to equity from a $.1 million unrealized gain on available for sale investment securities and the retention of $.4 million of corporate earnings.

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

In July 2013, federal bank regulatory agencies issued a final rule that revises their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act.  The rule is applicable to the Bank effective January 1, 2015.  However, the rule does not apply to the Company since it is a small bank holding company with less than $500 million in total consolidated assets.

The rule imposes higher risk based capital and leverage requirements than those in place at the time the rule was issued.  Specifically, the rule imposes the following minimum capital requirements to be considered adequately capitalized:

•	A new common equity Tier 1 risk based capital ratio of 4.5%;
•	A Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement);
•	A total risk-based capital ratio of 8% (unchanged from previous requirements); and
•	A leverage ratio of 4%.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period.  These changes include the phasing out of certain instruments as qualifying capital.  In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Certain deferred tax assets over designated percentages of common stock are required to be deducted from capital, subject to a transition period.  Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized net gains and losses on available for sale debt and equity securities and all unrealized net gain or loss on defined benefit pension plan), subject to a transition period and a one-time opt-out election.  The Bank elected to opt-out of this provision.  As such, accumulated comprehensive income is not included in determining the Bank’s regulatory capital ratios.

The rule also includes changes in the risk weights of assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for deferred tax assets that are not deducted from capital and increased risk weights (from 0% to up to 600%) for certain equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (once fully phased in) of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is currently being reviewed, we currently do not believe that compliance with Basel III will have a material impact once fully implemented.

Regulatory Capital and Other Requirements

The Bank is required to meet regulatory capital requirements that include several measures of capital.  As permitted by the regulatory capital regulations in effect as of March 31, 2015, the Bank made a one-time election to exclude all of the components of accumulated other comprehensive income (loss) from its regulatory capital calculation.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At March 31, 2015, $2.2 million of the Bank’s net deferred tax asset was included in common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the OCC requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of at least 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of March 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital	$62,818	16.22%	$17,432	4.50%	$25,180	6.50%

Tier I Risk-Based Capital Ratio	$62,818	16.22%	$23,243	6.00%	$30,990	8.00%

Total Risk-Based Capital Ratio	$64,172	16.57%	$30,990	8.00%	$38,738	10.00%

Tier 1 Leverage Ratio	$62,818	13.01%	$19,313	4.00%	$24,141	5.00%

As of December 31, 2014:

Common Equity Tier 1 Capital	N/A	N/A	N/A	N/A	N/A	N/A

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier 1 Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $77.0 million at March 31, 2015.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12 month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  As of March 31, 2015, we had $6.3 million in cash and due from banks, $17.3 million in interest-bearing deposits with banks and federal funds sold, and $32.9 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $96.0 million with the FHLB of which $66.1 million was available to be drawn on March 31, 2015 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Federal Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97%, of the fair market value of the securities.  The Bank had $18.2 million of securities pledged at the FHLB, $0.1 million of securities pledged at the Federal Reserve Bank, and an additional $15.8 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $25.1 million as of March 31, 2015.  Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line.  At March 31, 2015, the Bank had $12.0 million of FHLB advances outstanding.

To further aid in managing liquidity, the Bank’s Board of Directors has an Asset/Liability Management Committee (“ALCO”) to review and discuss recommendations for the use of available cash and to maintain an investment portfolio.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet short-term funding needs.

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

At March 31, 2015, the simulation analysis reflected that the Bank is in a slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bay Bancorp, Inc. reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Bay Bancorp, Inc.’ principal executive officer (“PEO”) and its principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2015 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended March 31, 2015, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from the normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of its operations or financial condition.

ITEM 1A. RISK FACTORS

The risks and uncertainties to which the Company’s financial condition and results of operations are subject were discussed in Bay’s Annual Report on Form 10-K for the year ended December 31, 2014.  Management does not believe that any material changes in these risk factors have occurred since they were last disclosed.

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

BAY BANCORP, INC

Date	May 15, 2015	By:	/s/Joseph J. Thomas
Joseph J. Thomas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date	May 15, 2015	By:	/s/ Larry D. Pickett
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