Form 10-Q
period 2015-06-30
BAY BANCORP, INC.
filed 2015-08-14
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 10, 2015, the number of shares outstanding of the registrant’s common stock was 11,062,665.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	December 31,
	(unaudited)	2014

ASSETS

Cash and due from banks	$8,021,913	$7,062,943
Interest bearing deposits with banks and federal funds sold	11,395,843	9,794,382
Total Cash and Cash Equivalents	19,417,756	16,857,325

Time deposits with banks	-	34,849
Investment securities available for sale, at fair value	39,822,541	35,349,889
Investment securities held to maturity, at amortized cost	1,277,799	1,315,718
Restricted equity securities, at cost	2,153,595	1,862,995
Loans held for sale	16,832,511	7,233,306

Loans, net of deferred fees and costs	385,652,537	393,051,192
Less: Allowance for loan losses	(1,432,546)	(1,294,976)
Loans, net	384,219,991	391,756,216

Real estate acquired through foreclosure	1,611,451	1,480,472
Premises and equipment, net	5,216,009	5,553,957
Bank owned life insurance	5,548,022	5,485,377
Core deposit intangible	3,019,629	3,478,282
Deferred tax assets, net	4,213,522	3,214,100
Accrued interest receivable	1,276,005	1,306,111
Prepaid expenses	942,914	925,288
Accrued taxes receivable	2,134,635	3,122,885
Defined benefit pension asset	-	680,668
Other assets	849,345	285,547
Total Assets	$488,535,725	$479,942,985

LIABILITIES

Noninterest-bearing deposits	$97,646,931	$91,676,534
Interest-bearing deposits	286,804,522	296,153,598
Total Deposits	384,451,453	387,830,132

Short-term borrowings	33,150,000	22,150,000
Defined benefit pension liability	1,704,352	-
Accrued expenses and other liabilities	3,102,767	3,319,567
Total Liabilities	422,408,572	413,299,699

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000 shares, issued and outstanding 11,031,114 and 11,014,517 shares as of June 30, 2015 and December 31, 2014, respectively	11,031,114	11,014,517
Additional paid-in capital	43,341,343	43,228,950
Retained earnings	11,625,473	10,736,305
Accumulated other comprehensive income	129,223	1,663,514
Total Stockholders' Equity	66,127,153	66,643,286
Total Liabilities and Stockholders' Equity	$488,535,725	$479,942,985

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income:
Interest and fees on loans	$5,585,676	$5,779,831	$11,093,443	$10,920,217
Interest on loans held for sale	132,180	46,208	193,691	132,009
Interest and dividends on securities	258,262	245,104	515,698	492,453
Interest on deposits with banks and federal funds sold	5,768	18,660	16,380	32,028
Total Interest Income	5,981,886	6,089,803	11,819,212	11,576,707

Interest expense:
Interest on deposits	464,170	301,169	948,571	610,228
Interest on Fed Funds Purchased	604	-	604	-
Interest on short-term borrowings	9,868	-	23,644	-
Total Interest Expense	474,642	301,169	972,819	610,228
Net Interest Income	5,507,244	5,788,634	10,846,393	10,966,479

Provision for loan losses	296,700	140,679	571,809	359,844
Net interest income after provision for loan losses	5,210,544	5,647,955	10,274,584	10,606,635

Noninterest income:
Electronic banking fees	626,056	676,353	1,202,246	1,316,347
Mortgage banking fees and gains	604,065	195,388	997,707	508,063
Gain on sale of real estate acquired through foreclosure	40,077	27,096	39,449	28,925
Service charges on deposit accounts	70,714	111,432	149,731	203,945
Bargain purchase gain	-	524,432	-	524,432
Gain on redemption of securities	-	-	77,490	-
Other income	245,821	2,903,359	357,330	3,109,720
Total Noninterest Income	1,586,733	4,438,060	2,823,953	5,691,432

Noninterest Expenses:
Salary and employee benefits	3,143,816	3,159,029	6,062,935	6,524,461
Occupancy expenses	656,426	784,831	1,376,258	1,534,110
Furniture and equipment expenses	245,171	282,825	520,572	594,954
Legal, accounting and other professional fees	369,151	338,105	737,179	732,225
Data processing and item processing services	283,207	217,187	625,880	492,337
FDIC insurance costs	97,072	134,977	203,383	202,686
Advertising and marketing related expenses	66,555	145,560	95,304	184,965
Foreclosed property expenses	169,100	191,029	229,463	390,392
Loan collection costs	111,867	105,724	199,377	152,903
Core deposit intangible amortization	204,108	218,447	458,653	492,742
Merger and acquisition related expenses	-	128,965	-	240,288
Other expenses	585,525	549,023	1,122,878	1,053,312
Total Noninterest Expenses	5,931,998	6,255,702	11,631,882	12,595,375
Income before income taxes	865,279	3,830,313	1,466,655	3,702,692

Income tax expense	319,364	1,075,058	577,487	865,702
Net income	$545,915	$2,755,255	$889,168	$2,836,990

Basic net income per common share	$0.05	$0.27	$0.08	$0.29

Diluted net income per common share	$0.05	$0.27	$0.08	$0.29

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$545,915	$2,755,255	$889,168	$2,836,990

Other comprehensive (loss) income items:
	-
Unrealized (loss) gain on investment securities available for sale	(152,784)	221,980	1,198	393,823
Unrealized loss on defined benefit pension plan	-	-	(1,535,489)	-
Other comprehensive (loss) income	(152,784)	221,980	(1,534,291)	393,823
Comprehensive income (loss)	$393,131	$2,977,235	$(645,123)	$3,230,813

See accompanying notes to unaudited consolidated financial statements

 BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015 and 2014 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2013	$9,379,753	$36,357,001	$7,703,597	$1,113,917	$54,554,268

Net income	-	-	2,836,990	-	2,836,990
Other comprehensive income	-	-	-	393,823	393,823
Issuance of restricted common stock	16,256	(16,256)
Stock-based compensation	-	260,508	-	-	260,508
Issuance of common stock	1,422,764	5,577,236	-	-	7,000,000
Balance June 30, 2014	$10,818,773	$42,178,489	$10,540,587	$1,507,740	$65,045,589

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance December 31, 2014	$11,014,517	$43,228,950	$10,736,305	$1,663,514	$66,643,286

Net income	-	-	889,168	-	889,168
Other comprehensive loss	-	-	-	(1,534,291)	(1,534,291)
Stock-based compensation	-	54,303	-	-	54,303
Issuance of common stock under stock option plan	16,597	58,090	-	-	74,687
Balance June 30, 2015	$11,031,114	$43,341,343	$11,625,473	$129,223	$66,127,153

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$889,168	$2,836,990
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	348,228	478,225
Stock-based compensation	54,303	260,508
Amortization of investment premiums and discounts, net	97,280	117,644
Accretion of net discounts on loans	(1,937,927)	(3,153,066)
Amortization of core deposit intangibles	458,653	492,742
Amortization of deposit premiums	29,622	(633,037)
Bargain purchase gain	-	(524,432)
Provision for loan losses	571,809	359,844
Increase in cash surrender value of bank owned life insurance	(62,645)	(64,406)
Gain on redemption of securities	(77,490)	-
Loss on sale of premises and equipment	-	4,431
Write down of real estate acquired through foreclosure	140,939	274,079
Net gain on sale of real estate acquired through foreclosure	(39,449)	(28,925)
Origination of loans held for sale	(68,822,588)	(34,622,106)
Proceeds from sales of loans held for sale	61,119,076	41,276,373
Gains on sales of loans held for sale	(1,895,693)	(1,022,821)
Deferred income taxes	-	1,020,335
Net decrease (increase) in accrued interest receivable	30,106	(203,140)
Net decrease (increase) in accrued taxes receivable	988,250	(624,564)
Net decrease in defined benefit pension plan liability	(150,674)	(84,723)
Net increase in prepaid expenses and other assets	(581,424)	(749,465)
Net decrease in accrued expenses and other liabilities	(216,798)	(222,279)
Net cash (used in) provided by operating activities	(9,057,254)	5,188,207

Cash flows from investing activities:
Acquisition, net of cash acquired	-	24,745,504
Purchases of investment securities available for sale	(7,910,986)	-
Net decrease in time deposits with banks	34,849	1,046,718
Redemptions and maturities of investment securities available for sale	3,417,318	1,487,391
Redemptions and maturities of investment securities held to maturity	41,124	-
Net (purchase) redemption of restricted equity securities	(290,600)	1,343,500
Net decrease in loans	7,670,760	12,152,723
Proceeds from sale of real estate acquired through foreclosure	999,114	497,622
Purchases of premises and equipment	(10,280)	(169,791)
Proceeds from sale of premises and equipment	-	38,749
Net cash provided by investing activities	3,951,299	41,142,416

Cash flows from financing activities:
Net decrease in deposits	(3,408,301)	(52,176,674)
Net increase in short-term borrowings	11,000,000	-
Proceeds from issuance of common stock	-	7,000,000
Issuance of common stock on stock option exercise	74,687	-
Net cash provided by (used in) financing activities	7,666,386	(45,176,674)

Net increase in cash and cash equivalents	2,560,431	1,153,949
Cash and cash equivalents at beginning of period	16,857,325	23,273,060
Cash and cash equivalents at end of period	$19,417,756	$24,427,009

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$941,832	$1,246,842
Net income taxes paid (refunded)	(411,059)	816,413

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$1,231,583	$973,265
Transfer of loans held for sale to loan portfolio	-	1,101,700
3

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Bay Bancorp, Inc., the Bank and the Bank’s consolidated subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on Bay Bancorp’s books on the basis of its equity in the net assets of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with U.S. GAAP for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2015 and December 31, 2014, the results of operations for the three and six months ended June 30, 2015 and 2014, and the statements of cash flows for the six months ended June 30, 2015 and 2014.  The results of the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 or any future interim period.  The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements and Developments

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40), clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the guidance  requires interim and annual disclosure of  the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and did not have an impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.    While the ASU as originally issued was scheduled to be effective for all annual and interim periods beginning January 1, 2017, in July 2015, the FASB agreed to defer the effective date by one year, but will provide entities the option to adopt it as of the original effective date.  The amendments in the ASU may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of adoption recognized in equity at the date of initial application.  Management is currently evaluating the impact of adoption.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.    The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements.  Going forward, these transactions would all be accounted for as secured borrowings.  The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014.  In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015.  As of December 31, 2014 and June 30, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings.  As such, the amendments in this update did not have an impact on the consolidated financial statements and no change to the current disclosure was required.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The performance target should not be reflected in estimating the grant-date fair value of the award.  However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  As of June 30, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period.  As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure.  Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables.  The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  ASU No. 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014.  The adoption of ASU No. 2014-14 in the first quarter of 2015 did not have an impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which rescinds the deferral of variable interest entity (“VIE”) consolidation guidance for reporting entities with interests in certain investment funds and provides a new scope exception to registered money market funds and similar unregistered money market funds.  The ASU makes several other amendments including (1) the elimination of certain criteria previously used for determining whether fees paid to a decision maker represent a variable interest; (2) revising the consolidation model for limited partnerships and similar entities which could be variable interest entities or voting interest entities; (3) excluding certain fees paid to a decision maker from the risk and benefit test in the primary beneficiary determination if certain conditions are met; and (4)  reducing the application of the related party guidance for VIEs.  The ASU will be effective for all annual and interim periods beginning January 1, 2016 and the guidance can be applied either retrospectively or by recording a cumulative effect adjustment to equity with early adoption permitted. Management is currently evaluating the impact of adoption.

NOTE 3 – BUSINESS COMBINATION

The Company has accounted for the Slavie Acquisition (defined below) under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, whereby the acquired net assets and assumed liabilities were recorded by the Company at their estimated fair values as of their acquisition dates.  Fair value estimates were based on management’s assessment of the best information available as of the acquisition dates.

In accordance with the framework established by ASC Topic 820,” Fair Value Measurements and Disclosure,” the Company used a fair value hierarchy to prioritize the information used to develop assumptions to calculate estimates in determining fair values.  These fair value hierarchies are discussed in Note 16.

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

In connection with the Slavie Acquisition and the Company’s April 19, 2013 merger (the “Merger”) with Jefferson Bancorp, Inc. (“Jefferson”), the Company incurred acquisition and merger related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce the Bank to the former Slavie Bank customers, and other costs of completing the transaction.  For the three months and six months ended June 30, 2015, there were $0 merger and acquisition related costs incurred.  For the three months and six months ended June 30, 2014, there were $128,965 and $240,288, respectively, merger and acquisition related costs incurred.

Pro Forma Condensed Combined Financial Information

The following pro forma information combines the historical results of Slavie and pre-Slavie Acquisition Bay Bancorp, Inc.  The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors.  The pro forma results exclude the impact of the bargain purchase gain of $524,432 and Slavie Acquisition-related expenses of $240,288.  While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the Slavie Acquisition taken place on indicated dates.

If the Slavie Acquisition had been completed on January 1, 2014, total revenue would have been approximately $10.5 million and $18.5 million, respectively, for the three and six-month periods ended June 30, 2014.  Net income would have been approximately $2.4 million and $2.7 million, respectively, for the same periods.  Basic and diluted earnings per share would have been $0.23 for the three months ended June 30, 2014 and $0.28 for the six months ended June 30, 2014.

The disclosure of Slavie’s post-Slavie Acquisition total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Slavie Acquisition.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at June 30, 2015 or December 31, 2014.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

At June 30, 2015 and December 31, 2014, the amortized cost and estimated fair value of the Company’s investment securities portfolio are summarized as follows:

	Amortized	Gross Unrealized		Estimated
Available for Sale	cost	Gains	Losses	Fair Value
June 30, 2015

U.S. government agency	$5,622,011	$171,297	$-	$5,793,308
U.S. treasury securities	5,912,117	17,113	-	5,929,230
Residential mortgage-backed securities	19,249,664	337,383	(148,029)	19,439,018
State and municipal	4,575,983	17,821	(1,567)	4,592,237
Corporate bonds	4,033,187	13,093	-	4,046,280
Total debt securities	39,392,962	556,707	(149,596)	39,800,073
Equity securities	78,752	-	(56,284)	22,468
Totals	$39,471,714	$556,707	$(205,880)	$39,822,541

	Amortized	Gross Unrealized		Estimated
Held-to-Maturity	cost	Gains	Losses	Fair Value
June 30, 2015

Residential mortgage-backed securities	$1,277,799	$4,565	$-	$1,282,364

	Amortized	Gross Unrealized		Estimated
Available for Sale	cost	Gains	Losses	Fair Value
December 31, 2014

U.S. government agency	$7,561,238	$217,033	$-	$7,778,271
Residential mortgage-backed securities	20,679,345	399,198	(207,616)	20,870,927
State and municipal	4,639,988	17,779	(3,621)	4,654,146
Corporate bonds	2,041,718	-	(11,718)	2,030,000
Total debt securities	34,922,289	634,010	(222,955)	35,333,344
Equity securities	78,754	-	(62,209)	16,545
Totals	$35,001,043	$634,010	$(285,164)	$35,349,889

	Amortized	Gross Unrealized		Estimated
Held-to-Maturity	cost	Gains	Losses	Fair Value
December 31, 2014

Residential mortgage-backed securities	$1,315,718	$9,079	$-	$1,324,797

At  June 30, 2015 securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$-	-	$-	$-	$-	$-
U.S. treasury securities	-	-	-	-	-	-
Residential mortgage-backed securities	1,794,721	(26,737)	4,829,161	(121,292)	6,623,882	(148,029)
State and municipals	749,820	(1,567)	-	-	749,820	(1,567)
Corporate	-	-	-	-	-	-
Total debt securities	2,544,541	(28,304)	4,829,161	(121,292)	7,373,702	(149,596)
Equity securities			22,468	(56,284)	22,468	(56,284)
Totals	$2,544,541	$(28,304)	$4,851,629	$(177,576)	$7,396,170	$(205,880)

At December 31, 2014, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	791	(3)	6,901,324	(207,613)	6,902,115	(207,616)
State and municipals	757,939	(3,621)			757,939	(3,621)
Corporate	2,030,000	(11,718)	-	-	2,030,000	(11,718)

Total debt securities	2,788,730	(15,342)	6,901,324	(207,613)	9,690,054	(222,955)
Equity securities	-	-	16,545	(62,209)	16,545	(62,209)
Totals	$2,788,730	$(15,342)	$6,917,869	$(269,822)	$9,706,599	$(285,164)

At June 30, 2015, unrealized losses in the Company’s portfolio of debt securities of $149,596 in the aggregate were related to 9 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At June 30, 2015, unrealized losses in the Company’s portfolio of equity securities of $56,284 was related to one security and considered temporary.  Since management believes that it is more likely than not the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

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

At June 30, 2015, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.  At December 31, 2014, no single issuer exceeded 10% of stockholders’ equity, except for U. S. Agency securities.

No investment securities held by the Company at  June 30, 2015 or December 31, 2014 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at June 30, 2015 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$622,397	$624,985	$-	$-
Over one to five years	10,004,142	10,121,944	-	-
Over five to ten years	7,517,179	7,612,846	-	-
Over ten years	1,999,580	2,001,280	-	-
Residential mortgage-backed securities	19,249,664	19,439,018	1,277,799	1,282,364
Totals	$39,392,962	$39,800,073	$1,277,799	$1,282,364

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

At June 30, 2015, securities with an amortized cost of $17,573,505 (fair value of $17,870,257) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank.  At December 31, 2014, securities with an amortized cost of $20,035,812 (fair value of $20,358,237)  were pledged as collateral for potential borrowings from the FHLB of Atlanta and the Federal Reserve Bank.

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

	June 30,	December 31,
	2015	2014
Commercial & Industrial	$32,835,146	$33,454,280
Commercial Real Estate	159,175,342	158,714,554
Residential Real Estate	134,762,675	140,374,035
Home Equity Line of Credit	34,241,193	35,717,982
Land	4,791,897	5,856,875
Construction	18,773,848	18,052,287
Consumer & Other	1,072,436	881,179
Total Loans	385,652,537	393,051,192
Less: Allowance for Loan Losses	(1,432,546)	(1,294,976)
Net Loans	$384,219,991	$391,756,216

At June 30, 2015 and December 31, 2014, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $4,894,745 and $5,281,192, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At June 30, 2015 and December 31, 2014, Commercial Real Estate – Investor loans had a total balance of $102,295,758 and $101,947,596, respectively.  At June 30, 2015 and December 31, 2014, Commercial Real Estate – Owner Occupied loans had a total balance of $56,879,584 and $56,766,958, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At June 30, 2015 and December 31, 2014, Residential Real Estate – Investor loans had a total balance of $45,273,399 and $50,708,153, respectively.  At June 30, 2015 and December 31, 2014, Residential Real Estate – Owner Occupied loans had a total balance of $89,489,276 and $89,665,882, respectively.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and six months ended June 30, 2015:

Three Months Ended June 30:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$221,103	$692,775	$68,267	$188,657	$10,590	$164,788	$7,669	$1,353,849
Charge-offs	(80,869)	(45,573)	(45,479)	(54,639)	-	-	(1,389)	(227,949)
Recoveries	-	-	1,391	7,000	-	-	1,555	9,946
Provision	29,686	94,620	117,199	33,103	2,597	18,437	1,058	296,700
Ending balance	$169,920	$741,822	$141,378	$174,121	$13,187	$183,225	$8,893	$1,432,546

Six Months Ended June 30:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976
Charge-offs	(80,869)	(45,573)	(260,715)	(54,639)	-	-	(2,389)	(444,185)
Recoveries	-	-	1,391	7,000	-	-	1,555	9,946
Provision	50,279	232,810	197,289	55,027	4,500	30,136	1,768	571,809
Ending balance	$169,920	$741,822	$141,378	$174,121	$13,187	$183,225	$8,893	$1,432,546

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at June 30, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	169,920	741,822	141,378	174,121	13,187	183,225	8,893	1,432,546
Totals	$169,920	$741,822	$141,378	$174,121	$13,187	$183,225	$8,893	$1,432,546

Loans:
Ending balance: individually evaluated for impairment	$1,257,565	$1,141,996	$4,532,318	$146,055	$-	$-	$-	$7,077,934

Ending balance: collectively evaluated for impairment	29,933,299	141,169,506	119,214,275	33,379,522	2,729,659	18,280,533	1,072,436	345,779,230

Ending balance: loans acquired with deteriorated credit quality	1,644,282	16,863,840	11,016,082	715,616	2,062,238	493,315	-	32,795,373
Totals	$32,835,146	$159,175,342	$134,762,675	$34,241,193	$4,791,897	$18,773,848	$1,072,436	$385,652,537

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and six months ended June 30, 2014:

Three Months Ended June 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$170,954	$129,203	$6,918	$135,416	$7,744	$941,715
Charge-offs	-	(89,165)	-	-	-	-	-	(89,165)
Recoveries (1)	-	101,614	3,683	1,000	-	-	120	106,417
Provision	11,964	170,714	(57,719)	11,661	117	3,639	303	140,679
Ending balance	$179,364	$507,243	$116,918	$141,864	$7,035	$139,055	$8,167	$1,099,646

Six Months Ended June 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000
Charge-offs	-	(136,956)	(37,478)	(63,984)	-	-	-	(238,418)
Recoveries(1)	-	101,614	5,542	9,844	-	-	10,220	127,220
Provision	11,964	218,505	68,615	66,801	117	3,639	(9,797)	359,844
Ending balance	$179,364	$507,243	$116,918	$141,864	$7,035	$139,055	$8,167	$1,099,646

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at December 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	200,510	554,585	203,413	166,733	8,687	153,089	7,959	1,294,976
Totals	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976

Loans:
Ending balance: individually evaluated for impairment	$957,080	$828,264	$4,314,191	$320,329	$-	$-	$-	$6,419,864

Ending balance: collectively evaluated for impairment	30,474,533	137,781,830	124,042,412	34,686,415	2,448,388	17,380,581	881,179	347,695,338

Ending balance: loans acquired with deteriorated credit quality(2)	2,022,667	20,104,460	12,017,432	711,238	3,408,487	671,706	-	38,935,990
Totals	$33,454,280	$158,714,554	$140,374,035	$35,717,982	$5,856,875	$18,052,287	$881,179	$393,051,192

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $104,460 that have current period charge-offs. 18

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have current period charge-offs, at  June 30, 2015 and for the three and six months ended June 30, 2015:

	At June 30, 2015			For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
		Unpaid		Average	Interest		Average		Interest
	Recorded	Principal	Related	Recorded	Income		Recorded		Income
	Investment	Balance	Allowance	Investment	Recognized		Investment		Recognized
With no related allowance recorded:
Commercial & Industrial	$1,257,566	$1,410,079	$-	$1,308,355	$34,429		$1,231,453		$35,533
Commercial Real Estate - Investor	1,141,996	1,141,996	-	1,299,025	558		1,301,107		558
Commercial Real Estate - Owner Occupied	-	-	-	-	-		-		-
Residential Real Estate - Investor	1,560,094	2,168,388	-	1,955,625	11,055		1,967,136		22,257
Residential Real Estate - Owner Occupied	2,972,223	3,434,589	-	3,227,439	115,631		3,269,029		121,891
Home Equity Line of Credit	146,055	209,570	-	178,850	-		179,629		-
Land	-	-	-	-	-		-		-
Construction	-	-	-	-	-		-		-
Consumer & Other	-	18,246	-	9,384	-		9,517		-

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-		-		-
Commercial Real Estate - Investor	-	-	-	-	-		-		-
Commercial Real Estate - Owner Occupied	-	-	-	-	-		-		-
Residential Real Estate - Investor	-	-	-	-	-		-		-
Residential Real Estate - Owner Occupied	-	-	-	-	-		-		-
Home Equity Line of Credit	-	-	-	-	-		-		-
Land	-	-	-	-	-		-		-
Construction	-	-	-	-	-		-		-
Consumer & Other	-	-	-	-	-		-		-
Total:	7,077,934	8,382,868	-	7,978,678	161,673		7,957,871		180,239

Commercial & Industrial	$1,257,566	$1,410,079	$-	$1,308,355	$34,429		$1,231,453		$35,533
Commercial Real Estate	1,141,996	1,141,996	-	1,299,025	558	-	1,301,107	-	558
Residential Real Estate	4,532,317	5,602,977	-	5,183,064	126,686		5,236,165		144,148
Home Equity Line of Credit	146,055	209,570	-	178,850	-		179,629		-
Land	-	-	-	-	-		-		-
Construction	-	-	-	-	-		-		-
Consumer & Other	-	18,246	-	9,384	-		9,517		-
	$7,077,934	$8,382,868	$-	$7,978,678	$161,673		$7,957,871		$180,239

The following table presents information with respect to impaired loans, which include loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2014 and for the three and six months ended June 30, 2014:

	At December 31, 2014			For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$957,080	$1,155,553	$-	$1,118,445	$24,174	$1,139,407	$49,132
Commercial Real Estate - Investor	662,280	668,287	-	303,593	589	304,130	1,193
Commercial Real Estate - Owner Occupied	165,984	165,984	-	663,454	-	675,334	-
Residential Real Estate - Investor	1,063,643	1,658,389	-	889,289	3,301	895,010	6,661
Residential Real Estate - Owner Occupied	3,250,548	3,853,959	-	2,967,624	36,412	3,016,870	71,296
Home Equity Line of Credit	320,329	404,347	-	317,878	-	318,506	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	524,158	67,269	524,158	112,865
Consumer & Other	-	19,034	-	10,111	-	10,245	-

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	1,999,853	125,510	2,002,139	145,499
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-	-
Total:	6,419,864	7,925,553	-	8,794,405	257,255	8,885,799	386,646

Commercial & Industrial	$957,080	$1,155,553	$-	$1,118,445	$24,174	$1,139,407	$49,132
Commercial Real Estate	828,264	834,271	-	2,966,900	126,099	2,981,603	146,692
Residential Real Estate	4,314,191	5,512,348	-	3,856,913	39,713	3,911,880	77,957
Home Equity Line of Credit	320,329	404,347	-	317,878	-	318,506	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	524,158	67,269	524,158	112,865
Consumer & Other	-	19,034	-	10,111	-	10,245	-
	$6,419,864	$7,925,553	$-	$8,794,405	$257,255	$8,885,799	$386,646

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

Committee meets monthly to discuss and monitor problem credits and internal risk rating downgrades that result in updates to the watch list.

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of June 30, 2015:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$29,577,832	$1,659,553	$1,597,761	$-	$32,835,146
Commercial Real Estate - Investor	95,690,428	4,231,900	2,373,430	-	102,295,758
Commercial Real Estate - Owner Occupied	46,855,623	7,352,632	2,671,329	-	56,879,584
Residential Real Estate - Investor	35,023,717	1,985,969	8,263,713	-	45,273,399
Residential Real Estate - Owner Occupied	85,735,353	-	3,753,923	-	89,489,276
Home Equity Line of Credit	33,784,792	-	456,401	-	34,241,193
Land	2,523,309	206,350	2,062,238	-	4,791,897
Construction	18,607,079	77,571	89,198	-	18,773,848
Consumer & Other	1,072,436	-	-	-	1,072,436
Total	$348,870,569	$15,513,975	$21,267,993	$-	$385,652,537

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2015.  Purchased credit impaired (“PCI”) loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$-	$-	$-	$-	$30,784,863	$406,002	$31,190,865
Commercial Real Estate - Investor	-	-	-	-	90,210,278	1,278,898	91,489,176
Commercial Real Estate - Owner Occupied	-	-	-	-	50,822,326	-	50,822,326
Residential Real Estate - Investor	-	-	-	-	34,735,629	1,560,094	36,295,723
Residential Real Estate - Owner Occupied	-	599,502	-	599,502	84,988,531	1,862,835	87,450,868
Home Equity Line of Credit	247,122	187,945	-	435,067	32,944,456	146,055	33,525,578
Land	-	-	-	-	2,729,660	-	2,729,660
Construction	-	-	-	-	18,280,532	-	18,280,532
Consumer & Other	288	434	-	722	1,071,714	-	1,072,436
Total	$247,410	$787,881	$-	$1,035,291	$346,567,989	$5,253,884	$352,857,164

PCI loans							32,795,373
Total Loans							$385,652,537

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

The following table presents a breakdown of loans that the Company modified during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Commercial & Industrial	2	78,575	78,575	-	$-	$-
Commercial Real Estate - Investor	1	213,387	213,387	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	1	2,437	2,437	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	4	$294,399	$294,399	-	$-	$-

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	2	78,575	78,575	1	$85,397	$85,397
Commercial Real Estate - Investor	1	213,387	213,387	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	1	2,437	2,437	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	4	$294,399	$294,399	1	$85,397	$85,397

For the six months ended June 30, 2015, there were four loans modified as TDRs.  The restructuring of a C&I loan consolidated two loans into one and termed out the remaining balance over 7 years at an interest rate lower than the current rate for new debt with similar risk.  This C&I TDR was on nonaccrual status at June 30, 2015.  The restructuring of a Commercial Real Estate – Investor loan deferred all payments of principal and interest until the sale of the existing collateral as well as additional collateral that was provided.  This Commercial Real Estate – Investor loan was on nonaccrual status at June 30, 2015.  The restructuring of the

Residential Real Estate – Investor loan termed out the balance owed over 7 years with a forgiveness of debt at the end of the term, if all payments are made as agreed.  This Residential Real Estate – Investor loan was on nonaccrual status at June 30, 2015.

For the six months ended June 30, 2014, there was one C&I loan modified as a TDR.  The restructuring of the loan included an extension of loan maturity date at an interest rate lower than the current rate for a new debt with similar risk.  This TDR was on non-accrual status at June 30, 2015.

None of the loans modified as a TDR during the previous 12 months were in default of their modified terms at June 30, 2015.  At June 30, 2015 and December 31, 2014, the Bank had $2,973,205 and $2,347,989, respectively, in loans identified as TDRs of which $959,436 and $1,192,481, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 5 – Loans and Allowances for Loan Losses:

	June 30, 2015	December 31, 2014
Commercial & Industrial	$1,644,282	$2,022,667
Commercial Real Estate	16,863,840	20,104,460
Residential Real Estate	11,016,082	12,017,432
Home Equity Line of Credit	715,616	711,238
Land	2,062,238	3,408,487
Construction	493,315	671,706
Total Loans	$32,795,373	$38,935,990

The contractual amount outstanding for these loans totaled $41,344,168 and $47,678,935 at  June 30, 2015 and December 31, 2014, respectively.

The following table reflects activity in the accretable yield for these loans for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$2,123,690	$1,722,818	$2,095,891	$1,991,662
Acquired through Slavie Acquisition	-	416,317	-	416,317
Reclassification from nonaccretable difference	454,249	818,080	1,119,505	1,634,448
Accretion into interest income	(422,854)	(1,887,779)	(903,175)	(2,969,882)
Disposals	(713,147)	-	(870,283)	(3,109)
Balance at end of period	$1,441,938	$1,069,436	$1,441,938	$1,069,436

The following table reflects activity in the allowance for loan losses for these loans for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$-	$-	$-	$-
Reclassification to TDR	-	-	-	-
Charge-offs	(87,323)	-	(228,663)	-
Recoveries	691	-	691	(4,040)
Provision for loan losses	86,632	132,724	227,972	136,764
Balance at end of period	$-	$132,724	$-	$132,724

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,501,135	$1,529,334	1,480,472	$1,290,120
New transfers from loans	1,100,674	547,500	1,231,583	973,265
Sales	(869,666)	(433,596)	(959,665)	(468,697)
Write-downs	(120,692)	(122,629)	(140,939)	(274,079)
Balance at end of period	$1,611,451	$1,520,609	1,611,451	$1,520,609

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at June 30, 2015 had a remaining weighted average amortization period of approximately 2.80 years.  The following table presents the changes in the net book value of core deposit intangible assets for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Balance at beginning of period	$3,478,282	$3,993,679
Additions from the Slavie Acquisition	-	477,563
Amortization expense	(458,653)	(492,742)
Balance, June 30	$3,019,629	$3,978,500

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets at  June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Gross carrying amount	$5,578,211	$5,578,211
Accumulated amortization	(2,558,582)	(2,099,929)
Net carrying amount	$3,019,629	$3,478,282

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at June 30, 2015:

Periods ending December 31:	Amount
2015	$395,444
2016	649,939
2017	490,847
2018	402,243
2019	368,806
Subsequent years	712,350
Total	$3,019,629

NOTE 9 – DEPOSITS

The following table presents the composition of deposits at June 30, 2015 and December 31, 2014:

	2015	2014
Noninterest-bearing deposits	$97,646,931	$91,676,534
Interest-bearing deposits:
Checking	50,621,682	54,844,855
Savings	38,096,532	36,233,369
Money market	89,778,076	82,651,992
Total interest-bearing checking, savings and money market deposits	178,496,290	173,730,216

Time deposits below $100,000	47,957,528	50,313,096
Time deposits $100,000 or above	60,350,704	72,110,286
Total time deposits	108,308,232	122,423,382
Total interest-bearing deposits	286,804,522	296,153,598

Total Deposits	$384,451,453	$387,830,132

The following table sets forth the maturity distribution for the Company’s time deposits at June 30, 2015:

Amount
Maturing within one year	$62,867,151
Maturing over one to two years	20,015,678
Maturing over two to three years	6,162,290
Maturing over three to four years	10,939,222
Maturing over four to five years	8,166,836
Maturing over five years	157,055
Total Time Deposits	$108,308,232

Interest expense on deposits for the six months ended June 30, 2015 and 2014 is as follows:

	2015	2014
Interest-bearing checking	28,375	53,684
Savings	22,137	20,186
Money market	137,015	146,756
Total interest-bearing checking, savings and money market deposits	187,527	220,626

Time deposits below $100,000	302,830	85,320
Time deposits $100,000 or above	458,214	304,282
Total time deposits	761,044	389,602

Total Interest Expense	$948,571	$610,228

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At June 30, 2015, CDARS and ICS deposits were $0.8 million and $9.7 million, respectively.  At December 31, 2014, CDARS and ICS deposits were $4.1 million and $4.8 million, respectively.

In April 2014, the Bank announced its exit from the Individual Retirement Account (“IRA”) product line.  At the time, as a result of the announcement, the Bank stopped offering IRAs to new customers and resigned as custodian for its existing IRAs.  IRA deposit balances of $24 million or 6% of total deposits were either transferred to new IRA custodians or disbursed to customers by May 23, 2014.  The IRA exit increased second quarter other income $2.4 million, resulting from the recognition of the remaining interest rate mark-to-market adjustment on IRA deposits.

The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2015 totaled $11.4 million dollars.

NOTE 10 – SHORT-TERM BORROWINGS

Short-term borrowings at June 30, 2015 and December 31, 2014 consisted of the following:

Federal Home Loan Bank Advances	June 30, 2015	December 31, 2014
Due January, 2015, Fixed Rate 0.24%	$-	$8,000,000
Due July 2015, Fixed Rate 0.19%	17,000,000
Due July 2015, Fixed Rate 0.18%	5,300,000	-
Due December, 2015, Daily Rate 0.355%	10,700,000	14,000,000
Atlantic Central Bankers Bank Advances
Due November, 2015, Fixed rate 4.50%	150,000	150,000
Total	$33,150,000	$22,150,000

Interest expense on FHLB advances and Atlantic Community Bankers Bank (“ACBB”) advances for the six months ended June 30, 2015 was $23,644. The Company had no long-term borrowings at June 30, 2015.

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

The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock adjusted for the post-merger exchange ratio of 2.2217 and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a 10 -year term.  Options relating to a total of 522,518 shares of common stock were outstanding as of June 30, 2015.  As a result of the Merger, the Jefferson Plan is now administered by Bay Bancorp, Inc.’s Board of Directors.

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Equity Plan” and, together with the Jefferson Plan and the 2007 Equity Plan, the “Plans”) was approved at the 2015 annual meeting of stockholders of Bay Bancorp, Inc. and reserve 100,000 shares of common stock for issuance pursuant to the grant of stock options, stock awards and other equity-based awards.  No awards were outstanding under the 2015 Equity Plan as of June 30, 2015.

The following table summarizes changes in the Company’s stock options outstanding and exercisable for the six months ended June 30, 2015 and December 31, 2014.

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2014	743,015	$4.99	6.85 years
Exercised	(16,597)	4.50
Outstanding, June 30, 2015	726,418	$5.00	6.2 years
Exercisable at June 30, 2015	653,671	$4.96	6.0 years

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the six months ended June 30, 2015 and 2014, stock-based compensation expense applicable to the Plans was $49,652 and $218,843, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $121,178 at June 30, 2015.  This amount is expected to be recognized over a remaining weighted average period of approximately 1.8 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  At December 31, 2014 and June 30, 2015, grants relating to 16,256 and 15,296 shares of unvested restricted common stock were outstanding, respectively.  A total of 15,296 shares of restricted common stock were granted to the eight eligible directors on May 27, 2015.  Total stock-based compensation expense attributable to the shares of restricted common stock was $39,990 and $41,665 for the six months end June 30, 2015 and 2014, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $73,332 at June 30, 2015.

NOTE 12 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit are as follows:

	Six months ended June 30,
	2015	2014
Service cost	$39,500	$30,369
Interest cost	221,500	221,975
Expected return on plan assets	(314,500)	(299,171)
Amortization of net gain	-	(37,896)
Net periodic pension benefit	$(53,500)	$(84,723)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  At this time, the Company has elected not to match employee contributions as defined under this plan.  Therefore, the expense associated with this plan during the three and six months ended June 30, 2015 and 2014 was $0.

NOTE 13 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Amended returns refund claims for pre-acquisition tax periods	0.0%	-12.6%	0.0%	-13.0%
Reversal of valuation allowance attributable to future built-in losses	0.0%	-	0.0%	-4.2%
Non-taxable income	-1.6%	-1.3%	-1.5%	-1.3%
State income taxes, net of federal income tax benefit	5.6%	5.8%	5.6%	5.8%
Incentive stock options	0.6%	1.8%	0.6%	1.7%
Other nondeductible expenses	-1.7%	0.4%	0.7%	0.4%
Effective income tax rate	36.9%	28.1%	39.4%	23.4%

The effective tax rates for the three and six months ended June 30, 3015 were 36.9% and 39.4%, respectively.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2015 and 2014 based on the current estimate of the effective annual rate.

The effective tax rate of 28.1% for the three months ended June 30, 2014 includes the impact of a $482,000 reduction in tax expense for the refunds claimed on the filing of amended income tax returns.  The effective tax rate of 23.4% for the six months ended June 30, 2014 includes the second quarter 2014 $482,000 refunds claimed as well as the impact of the $157,000 partial reversal of a valuation allowance attributable to estimated future built-in losses that were recorded in 2013.

NOTE 14 - NET INCOME PER COMMON SHARE

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

The calculation of net income per common share for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$545,915	$2,755,255	$889,168	$2,836,990
Weighted average shares outstanding	11,020,044	10,123,162	11,017,296	9,753,511
Basic net income per share	$0.05	$0.27	$0.08	$0.29

Diluted earnings per share:
Net income	$545,915	$2,755,255	$889,168	$2,836,990
Weighted average shares outstanding	11,020,044	10,123,162	11,017,296	9,753,511
Dilutive potential shares	177,122	48,734	183,715	40,880
Total diluted average shares outstanding	11,197,166	10,171,896	11,201,011	9,794,391
Total diluted net income per share	$0.05	$0.27	$0.08	$0.29

Anti-dilutive shares	260,995	289,280	297,331	263,752

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include loan commitments, unused lines of credit, standby letters of credit and mortgage loan repurchase obligations.  The Company uses these financial instruments to meet the financing needs of its customers and provide a source of fee income.  Financial instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying consolidated financial statements.

Outstanding loan commitments, and lines and letters of credit obligations at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014

Loan commitments	$8,377,625	$5,021,857
Unused lines of credit	72,365,054	64,761,646
Standby letters of credit	2,984,948	1,632,927

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

Mortgage Loan Repurchase Obligations:  The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers.  The Company’s contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.  The loans balances subject to repurchase were $13.8 million and $10.1 million at June 30, 2015 and December 31, 2014, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

NOTE 16 – FAIR VALUE

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There were no transfers between Level 1 and Level 2 and no change in valuation techniques used to measure fair value of securities available for sale for the six-month ended June 30, 2015.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2015
U.S. government agency	$5,793,308	$-	$5,793,308	$-
U.S. treasury securities	5,929,230	-	5,929,230	-
Residential mortgage-backed securities	19,439,018	-	19,439,018	-
State and municipal	4,592,237	-	4,592,237	-
Corporate obligations	4,046,280	-	4,046,280	-
Equity securities	22,468	22,468	-	-
	$39,822,541	$22,468	$39,800,073	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

December 31, 2014
U.S. government agency	$7,778,271	$-	$7,778,271	$-
Residential mortgage-backed securities	20,870,927	-	20,870,927	-
State and municipal	4,654,146	-	4,654,146	-
Corporate obligations	2,030,000	-	2,030,000	-
Equity securities	16,545	16,545	-	-
	$35,349,889	$16,545	$35,333,344	$-

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three and six months ended June 30, 2015 or the year ended December 31, 2014.

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

The tables below present the recorded assets measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014:

June 30, 2015:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$456,601	$-	$-	$456,601
Real estate acquired through foreclosure	1,231,584	-	-	1,231,584
	$1,688,185	$-	$-	$1,688,185

December 31, 2014:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$374,459	$-	$-	$374,459
Real estate acquired through foreclosure	983,276	-	-	983,276
	$1,357,735	$-	$-	$1,357,735

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

The following disclosure of estimated fair values of the Company's financial instruments at June 30, 2015 and December 31, 2014 is made in accordance with the requirements of ASC Topic 820:

		June 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$19,417,756	$19,417,756	$16,857,325	$16,857,325
Time deposits with banks	Level 2	-	-	34,849	34,849
Investment securities available for sale (debt)	Level 2	39,800,073	39,800,073	35,333,344	35,333,344
Investment securities available for sale (equity)	Level 1	22,468	22,468	16,545	16,545
Investment securities held to maturity (debt)	Level 2	1,277,799	1,282,364	1,315,718	1,324,797
Restricted equity securities	Level 2	2,153,595	2,153,595	1,862,995	1,862,995
Loans held for sale	Level 2	16,832,511	16,832,511	7,233,306	7,233,306
Loans, net of allowance	Level 3	384,219,991	392,492,157	391,756,216	401,651,659
Accrued interest receivable	Level 2	1,276,005	1,276,005	1,306,111	1,306,111

Financial liabilities:
Deposits	Level 3	384,451,453	384,875,368	387,830,132	388,705,645
Short-term borrowings	Level 2	33,150,000	33,150,000	22,150,000	22,150,000
Accrued interest payable	Level 2	26,715	26,715	25,350	25,350

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

Restricted equity securities.  Since these stocks are restricted as to marketability, the carrying value approximates fair value.

Loans held for sale.  The carrying amount approximates the fair value.

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

NOTE 17 – REGULATORY MATTERS

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

The following table summarizes capital ratios and related information in accordance with Basel III as measured at June 30, 2015 and pre-existing rules at December 31, 2014.  For disclosure regarding changes resulting from Basel III see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Capital Resources, Basel III.  The Bank was classified in the well capitalized category at both June 30, 2015 and December 31, 2014 under the regulatory capital rules in effect at each date.  Since June 30, 2015, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this Quarterly Report on Form 10-Q.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of June 30, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital	$63,206	17.00%	$16,726	4.50%	$24,160	6.50%

Tier I Risk-Based Capital Ratio	$63,206	17.00%	$22,302	6.00%	$29,736	8.00%

Total Risk-Based Capital Ratio	$64,639	17.39%	$29,736	8.00%	$37,170	10.00%

Tier 1 Leverage Ratio	$63,206	13.23%	$19,106	4.00%	$23,882	5.00%

As of December 31, 2014:

Common Equity Tier 1 Capital	N/A	N/A	N/A	N/A	N/A	N/A

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier 1 Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included June 30, 2015 and December 31, 2014.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At June 30, 2015, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 18 – OTHER COMPREHENSIVE INCOME

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

	Unrealized Gains on Investments Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2014	$211,294	$1,452,220	$1,663,514
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	48,366	(1,535,489)	(1,487,123)
Amounts reclassified from comprehensive loss	(47,168)	-	(47,168)
Other comprehensive loss	1,198	(1,535,489)	(1,534,291)
Balance at June 30, 2015	$212,492	$(83,269)	$129,223

	Unrealized Gains (losses) on Investments Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2013	$(190,971)	$1,304,888	$1,113,917
Other comprehensive income	393,823	-	393,823
Balance at June 30, 2014	$202,852	$1,304,888	$1,507,740

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three Months Ended June 30, 2015
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Net AFS debt securities loss	$(248,743)	$95,959	$(152,784)
Other comprehensive loss	$(248,743)	$95,959	$(152,784)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three Months Ended June 30, 2014
Other comprehensive income:
Unrealized gain on AFS debt securities	$366,670	$(144,690)	$221,980
Other comprehensive gain	$366,670	$(144,690)	$221,980

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Six Months Ended June 30, 2015
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Net AFS debt securities gain	$79,471	$(31,105)	$48,366
Reclassification adjustments	(77,490)	30,322	(47,168)
Net income recognized in other comprehensive loss	1,981	(783)	1,198
Defined benefit pension plan adjustments:
Net actuarial losses	(2,535,693)	1,000,204	(1,535,489)
Net loss recognized in other comprehensive loss	(2,535,693)	1,000,204	(1,535,489)
Other comprehensive loss	$(2,533,712)	$999,421	$(1,534,291)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Six Months Ended June 30, 2014
Other comprehensive income:
Unrealized gain on AFS debt securities	$650,473	$(256,650)	$393,823
Other comprehensive income:	$650,473	$(256,650)	$393,823

The Company reflects the funded status of defined benefit pension plan liabilities on the balance sheet, which for the six months ended June 30, 2015 resulted in a $1.5 million charge to equity through a reduction of accumulated other comprehensive income.  The loss was primarily due to the use of an updated mortality table issued by the Society of Actuaries in October 2014, which reflects longer life expectancies compared to previous mortality assumptions.

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

GENERAL

Bay Bancorp, Inc., a Maryland corporation organized in 1990, is a savings and loan holding company headquartered in Columbia, Maryland.  Until November 1, 2013, the Company operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s name was changed to Bay Bancorp, Inc.

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

The Merger has strengthened our market position geographically, enhanced our retail delivery channel, allowed us to provide extraordinary customer service while delivering a fuller range of services and products, and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division and electronic banking division.

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

We are focused on providing superior financial and customer service to small and medium-sized commercial and retail businesses, owners of these businesses and their employees, to business professionals and to individual consumers located in the central Maryland region, through our network of 11 branch locations.  We attract deposit customers from the general public and use such funds, together with other borrowed funds, to make loans.  Our results of operations are primarily determined by the difference between interest income earned on our interest-earning assets, primarily interest and fee income on loans, and interest expense on our interest-bearing liabilities, including deposits and borrowings.

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

MARKET AREA

We consider our core markets to be the communities within the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard and Harford, as well as south along the Baltimore-Washington corridor. Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states.  All of our revenue is generated within the United States.

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

The Bank’s relationship management activities resulted in the growth of new loans in the Bank’s originated portfolio by a 21.3% annualized pace in the first six-months of 2015.  Deposit mix changes were favorable, with declines in certificate of deposit balances offset by noninterest-bearing deposit growth, as the Bank recorded annualized growth of over 13% for this deposit type during the period.  The Company has a very strong capital position and capacity for future growth with total regulatory capital to risk weighted assets of 17.4% as of June 30, 2015.  The Bank has a proven record of success in acquisitions and acquired problem asset resolutions and, at June 30, 2015, had $12.3 million in remaining net purchase discounts on acquired loan portfolios.

At June 30, 2015, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 17.00% at June 30, 2015 as compared to 16.22% at March 31, 2015, 16.31% at December 31, 2014 and 15.70% at June 30, 2014.  Liquidity remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Net income for the three- and six-month periods ended June 30, 2015 was $0.55 million and $0.89 million, respectively, compared to net income of $2.76 million and $2.84 million, respectively, for the same periods of 2014.  With the changes to net income primarily the result of 2014 bargain purchase gain attributable to the Slavie Acquisition and the 2014 recognition of the remaining interest rate mark-to-market adjustment of $2.4 million related to the exit of our IRA business, the 2015 results are less comparable to prior periods.

The return on average assets for the three- and six-month periods ended June 30, 2015 was 0.46% and 0.37%, respectively, as compared to 2.47% and 1.32%, respectively, for the same periods of 2014.  The return on average equity for the three- and six-month periods ended June 30, 2015 was 3.26% and 2.66%, respectively, as compared to 18.35% and 9.89%, respectively, for the same periods in 2014.

Total assets were $489 million at June 30, 2015, an increase of $9.0 million, or 1.79%, when compared to December 31, 2014.  Investment securities increased by $4.4 million or 12.1% for the six-month period, while loans held for sale increased by $9.6 million or 133%.  These increases were partially offset by a $7.4 million or 1.9% decline in loans held for investment.    Total deposits were $384 million at June 30, 2015, a decrease of $3.4 million, or 0.9%, when compared to December 31, 2014.  The decrease was primarily due to managed declines in certificates of deposits and seasonal deposit fluctuations, offset by a $6 million or 6.5% increase in non-interest bearing deposits.  The decrease in deposits resulted in an $11 million increase in short-term borrowings when compared to December 31, 2014 over the prior period.

Net interest income decreased to $10.8 million for the six months ended June 30, 2015 from the $11.0 million recorded for the same period of 2014.  The decrease was the result of a $51.6 million growth in average interest-earning assets largely due to the Slavie Acquisition, offset by a $1.19 million decline in net discount accretion of purchased loan discounts recognized in interest income and a $0.66 million decrease in the fair value amortization on deposits.  Excluding the impact of the fair value accounting, net interest income increased by $1.74 million when compared to the six months ended June 30, 2014.  The net interest margin for second quarter of 2015 decreased to 4.89% from 4.67% for the first quarter of 2015.  The net interest margin for the six months ended June 30, 2015 decreased to 4.81% from 5.48% for the same period of 2014 due to the decline in discount accretion on loans and deposits.  As of June 30, 2015, the remaining net loan discounts on the Bank’s loan portfolio, including loans acquired in the Slavie Acquisition, totaled $12.3 million.

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $13.29 million at June 30, 2015 from $15.61 million at March 31, 2015 and from $14.87 million at December 31, 2014.  The decreases were driven by related decreases in nonaccrual loans of $1.84 million and $0.80 million from March 31, 2015 and December 31, 2014 respectively.  Nonperforming assets represented 2.73% of total assets at June 30, 2015, which was down from 3.22% at March 31, 2015 and from 3.10% at December 31, 2014.

Stockholders’ equity was $66.1 million at June 30, 2015 compared to $65.7 million at March 31, 2015, $66.6 million at December 31, 2014, and $65.0 million at June 30, 2014.  The second quarter 2015 increase related to corporate earnings partially offset by net market value adjustments on bank owned investment securities.  The decrease over the first six months of 2015 related to an increase in the Bank’s retirement income plan liability due to changes in actuarial assumptions, offset by related deferred taxes.  The book value of Bay’s common stock was $5.99 per share at June 30, 2015 compared to $5.96 per share at March 31, 2015 and $6.01 per share at June 30, 2014.

Recent Events

On May 27, 2015, Bay announced the election of two new members of its Board of Directors.  Pierre Abushacra is a resident of Montgomery County, Maryland and the founder and CEO of Firehook Bakery, a retail and wholesale bakery with 10 locations in the broader Washington, D.C. market.  Michael Chiaramonte is the founder and former President of the Southern Maryland Healthcare System based in Prince George’s County, Maryland before its sale to MedStar.

On July 1, 2015, the Bank announced that it moved its corporate headquarters to Columbia, Maryland, where it also opened a new full service branch on April 27, 2015.  This is the Bank’s first branch in Howard County, Maryland.  The headquarters and branch are located at 7151 Columbia Gateway Drive.  The headquarters change resulted in 14 associates relocating to Columbia and 13 associates remaining in the Lutherville sales offices.

On July 30, 2015, the Company announced that the Board of Directors has authorized the repurchase of up to 250,000 shares of its common stock over a 12-month period. The repurchase program does not obligate the Company to acquire any shares, but permits the Company to repurchase the shares in open market and/or privately negotiated transactions in amounts, at prices and at times determined by the Company’s President and the Chief Executive Officer. The timing and amount of any share repurchases will depend on a variety of factors, including the trading price of the Company’s common stock, securities laws restrictions, including but not limited to compliance with blackout periods, regulatory requirements, potential alternative uses for capital, and market and economic conditions.  The Company intends to fund any repurchases through its consolidated earnings and borrowings under its holding company credit facility.  Repurchased shares will be cancelled and returned to unissued but authorized status. The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion.

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

Accounting for Acquired Loans

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired loans are initially measured at fair value, which considers estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance related to these loans was not carried over and recorded at the acquisition date.  We monitor actual loan cash flows to determine any improvement or deterioration from those forecasted as of the acquisition date.  Our acquired loans with specific credit deterioration are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 310-30.  Certain acquired loans, those for which specific credit related deterioration subsequent to origination is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected.  Income recognition on purchased credit impaired loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.

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

RESULTS OF OPERATIONS

Net Interest Income

The following tables sets forth, for the periods indicated, information regarding the average balances of interest earning assets and interest bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest earning assets and rates paid on average interest bearing liabilities.  No tax equivalent yield adjustments were made, as the effect thereof was not material.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$14,451,962	$5,768	0.16%	$36,312,239	$18,660	0.21%
Investment securities available for sale	34,097,160	237,726	2.80%	36,926,555	238,980	2.62%
		-
Investment securities held to maturity	1,289,302	7,476	2.33%	-	-	0.00%

Restricted equity securities	1,007,866	13,060	5.20%	716,161	6,124	3.43%
Total cash and investments	50,846,290	264,030	2.08%	73,954,955	263,764	1.43%

Loans held for sale	14,323,912	132,180	3.69%	4,290,289	46,208	4.31%
Loans, net
Commercial & Industrial	34,515,068	515,296	5.99%	41,501,240	577,421	5.58%
Commercial Real Estate	158,913,063	2,215,799	5.59%	157,965,096	2,864,126	7.27%
Residential Real Estate	135,407,834	2,084,860	6.16%	90,346,295	1,484,073	6.57%
HELOC	33,789,108	378,393	4.48%	34,105,116	521,395	6.12%
Construction	18,189,384	336,873	7.43%	13,049,442	269,068	8.27%
Land	5,058,748	29,922	2.37%	1,695,389	40,662	9.62%
Consumer & Other	1,111,774	24,533	8.85%	1,053,709	23,086	8.79%
Total loans, net (1)	386,984,979	5,585,676	5.79%	339,716,287	5,779,831	6.82%
Total earning assets	452,155,181	$5,981,886	5.31%	417,961,531	$6,089,803	5.84%
Cash	3,615,702			3,645,888
Allowance for loan losses	(1,017,648)			(1,071,188)
Market valuation	548,989			190,909
Other assets	25,363,041			27,588,262
Total non-earning assets	28,510,084			30,353,871
Total Assets	$480,665,265			$448,315,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$85,494,267	$24,539	0.12%	$77,921,913	$23,327	0.12%
Money market	89,070,924	63,846	0.29%	81,423,376	73,123	0.36%
Certificates of deposit	121,029,573	375,785	1.25%	126,748,585	204,719	0.65%
Total interest-bearing deposits	295,594,764	464,170	0.63%	286,093,874	301,169	0.42%
Borrowed funds:
Federal funds purchased	263,736	604	0.92%	-	-	-
FHLB advances	13,438,462	9,868	0.29%	-	-	-
Total borrowed funds	13,702,198	10,472	0.31%	-	-	-
Total interest-bearing funds	309,296,961	474,642	0.62%	286,093,874	301,169	0.42%
Noninterest-bearing deposits	99,691,591	-	-	98,908,254	-	-
Total cost of funds	408,988,552	$474,642	0.47%	385,002,128	$301,169	0.31%
Other liabilities and accrued expenses	4,536,782			3,074,606
Total Liabilities	413,525,334			388,076,734
Stockholders' Equity	67,139,931			60,238,668
Total Liabilities and Stockholders' Equity	$480,665,265			$448,315,402
Net interest income and spread (2)		$5,507,244	4.69%		$5,788,634	5.42%
Net interest margin (3)			4.89%			5.56%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$18,383,183	$16,380	0.18%	$31,231,742	$32,028	0.21%
Investment securities available for sale	34,054,116	474,287	2.81%	36,840,255	479,819	2.63%
		-
Investment securities held to maturity	1,298,728	14,987	2.33%	-	-	0.00%

Restricted equity securities	1,124,906	26,424	4.74%	690,222	12,634	3.64%
Total cash and investments	54,860,933	532,078	1.96%	68,762,219	524,481	1.54%

Loans held for sale	10,456,539	193,691	3.70%	6,265,823	132,009	4.21%
Loans, net
Commercial & Industrial	34,803,418	1,010,428	5.85%	37,123,431	1,152,787	6.26%
Commercial Real Estate	159,531,430	4,338,565	5.48%	157,796,676	5,467,329	6.99%
Residential Real Estate	136,722,783	4,228,273	6.19%	81,935,915	2,564,052	6.26%
HELOC	34,027,606	757,301	4.45%	33,278,865	1,021,562	6.14%
Construction	18,434,973	580,603	6.35%	15,421,327	575,987	7.53%
Land	5,280,508	128,878	4.92%	1,694,597	90,679	10.79%
Consumer & Other	1,066,113	49,395	9.34%	1,283,346	47,821	7.51%
Total loans, net (1)	389,866,831	11,093,443	5.74%	328,534,157	10,920,217	6.70%
Total earning assets	455,184,303	$11,819,212	5.24%	403,562,199	$11,576,707	5.78%
Cash	3,552,813			3,946,900
Allowance for loan losses	(1,199,545)			(959,936)
Market valuation	558,957			94,755
Other assets	25,283,449			26,461,151
Total non-earning assets	28,195,674			29,542,870
Total Assets	$483,379,977			$433,105,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$84,624,553	$47,387	0.11%	$72,628,620	$42,770	0.12%
Money market	87,309,782	136,350	0.31%	82,683,730	145,857	0.36%
Certificates of deposit	126,387,940	764,834	1.22%	123,354,473	421,601	0.69%
Total interest-bearing deposits	298,322,275	948,571	0.64%	278,666,823	610,228	0.44%
Borrowed funds:
Federal funds purchased	132,597	604	0.92%	-	-	-
FHLB advances	14,789,503	23,644	0.32%	-	-	-
Total borrowed funds	14,922,100	24,248	0.33%	-	-	-
Total interest-bearing funds	313,244,374	972,819	0.63%	278,666,823	610,228	0.44%
Noninterest-bearing deposits	98,934,379	-	-	93,868,296	-	-
Total cost of funds	412,178,753	$972,819	0.48%	372,535,119	$610,228	0.33%
Other liabilities and accrued expenses	3,691,495			2,708,267
Total Liabilities	415,870,248			375,243,386
Stockholders' Equity	67,509,729			57,861,683
Total Liabilities and Stockholders' Equity	$483,379,977			$433,105,069
Net interest income and spread (2)		$10,846,393	4.61%		$10,966,479	5.34%
Net interest margin (3)			4.81%			5.48%

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

Net interest income decreased by $0.28 million for the quarter ended June 30, 2015, when compared to the same period of 2014.  The decrease was driven by a $0.80 million decline in net discount accretion of purchased loan discounts recognized in interest income offset by a $0.31 million decrease in the amortization of mark to market adjustments on deposits.  The net interest margin for the three months ended June 30, 2015 decreased to 4.89% from 5.56% for the same period in 2014 due to the decline in discount accretion on loans and deposits.

Total interest income decreased by $0.11 million, or 1.77%, for the three months ended June 30, 2015, when compared to the same period of 2014.  Interest income on loans decreased by $0.19 million, or 3.36%, for the three months ended June 30, 2015, when compared to the same period of 2014.  The average balance of loans increased by $47.3 million primarily due to the Slavie Acquisition, but was offset by a 1.03% decrease in average loan yield, when compared to the same period of 2014.  The decrease in loan yield was due to both the decline in net discount accretion on purchased loan discounts and a decline in the core loan portfolio yield as rates on new loan production trailed the rates on principal payments received.  The average balance of loans held for sale increased by $10.0 million due to overall growth in the mortgage banking line of business, but was offset by a 62 basis point decline in the interest rates on originated loans, when compared to the same period of 2014.  Interest income on investment securities and interest-bearing deposits in banks and federal funds sold was essentially unchanged for the three months ended June 30, 2015 when compared to the same period of 2014.

Total interest expense increased by $0.17 million, or 57.6%, for the three months ended June 30, 2015 when compared to the same period of 2014. Average interest bearing liabilities increased by $23.2 million for the three months ended June 30, 2015 when compared to the same period of 2014.  The total cost of interest-bearing liabilities increased to 0.62% for the three months ended June 30, 2015, as compared to 0.42% for the same period of 2014.  The increase in interest expense related to a $0.31 million decline in the amortization of mark to market adjustments on deposits, when compared to the same period of 2014.  Average noninterest-bearing deposits increased by $0.78 million for the three months ended June 30, 2015 when compared to the same period in 2014, primarily due to the Slavie Acquisition.

Net interest income decreased by $0.12 million for the six months ended June 30, 2015 when compared to the same period of 2014.  The decrease was driven by a $1.22 million decline in net discount accretion of purchased loan discounts recognized in interest income offset by a $0.66 million decrease in the amortization of mark to market adjustments on deposits.  The net interest margin for the six months ended June 30, 2015 decreased to 4.81% from 5.48% for the same period in 2014 due to the decline in discount accretion on loans and deposits.

Total interest income increased by $0.24 million, or 2.09%, for the six months ended June 30, 2015 when compared to the same period of 2014.  Interest income on loans increased by $0.17 million, or 1.59%, for the six months ended June 30, 2015, when compared to the same period of 2014.  The average balance of loans increased by $61.3 million primarily due to the Slavie Acquisition, but was offset by a 0.96 basis point decrease in average loan yield, when compared to the same period of 2014.  The decrease in loan yield was due to both the decline in net discount accretion on purchased loan discounts and a decline in the core loan portfolio yield as rates on new loan production trailed the rates on principal payments received.  The average balance of loans held for sale increased by $4.2 million due to overall growth in the mortgage banking line of business, but was offset by a 51 basis point decline in the interest rates on originated loans, when compared to the same period of 2014.  Interest income on investment securities and interest-bearing deposits in banks and federal funds sold was essentially unchanged for the six months ended June 30, 2015 when compared to the same period of 2014.

Total interest expense increased by $0.36 million, or 59.4%, for the six months ended June 30, 2015, when compared to the same period of 2014.  Average interest bearing liabilities increased by $34.6 million for the six months ended June 30, 2015, when compared to the same period of 2014.  The total cost of interest-bearing liabilities increased to 0.63% for the six months ended June 30, 2015, as compared to 0.44% for the same period of 2014.  The increase in interest expenses related primarily to a $0.66 million decline in the amortization of mark to market adjustments on deposits, when compared to the same period of 2014.  Average noninterest-bearing deposits increased by $5.07 million for the six months ended June 30, 2015 when compared to the same period in 2014, primarily due to the Slavie Acquisition.

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

The provision for loan losses for the three and six months ended June 30, 2015 was $297,000 and $572,000, respectively, compared to $141,000 and $360,000, respectively, for the same periods of 2014.  The increases for the 2015 periods were primarily the result of increases in loan originations.  As a result, the allowance for loan losses was $1.43 million at June 30, 2015, representing 0.37% of total loans, compared to $1.35 million, or 0.35% of total loans, at March 31, 2015 and $1.29 million, or 0.33% of total loans, at December 31, 2014.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

Noninterest Income

The following tables reflect the amounts and changes in noninterest income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		2015 vs 2014
	2015	2014	$ Change	% Change

Electronic banking fees	$626,056	$676,353	$(50,297)	-7%
Mortgage-banking fees and gains	604,065	195,388	408,677	209%
Net gain on sale of real estate acquired through foreclosure	40,077	27,096	12,981	48%
Service charges on deposit accounts	70,714	111,432	(40,718)	-37%
Bargain purchase gain	-	524,432	(524,432)	-100%
Other income	245,821	2,903,359	(2,657,538)	-92%
Total Noninterest Income	$1,586,733	$4,438,060	$(2,851,327)	-64%

	Six Months Ended June 30,		2015 vs 2014
	2015	2014	$ Change	% Change

Electronic banking fees	$1,202,246	$1,316,347	$(114,101)	-9%
Mortgage banking fees and gains	997,707	508,063	489,644	96%
Net gain on sale of real estate acquired through foreclosure	39,449	28,925	10,524	36%
Service charges on deposit accounts	149,731	203,945	(54,214)	-27%
Bargain purchase gain	-	524,432	(524,432)	-100%
Gain on redemption of securities	77,490	-	77,490	-
Other income	357,330	3,109,720	(2,752,390)	-89%
Total Noninterest Income	$2,823,953	$5,691,432	$(2,867,479)	-50%

Noninterest income for the three and six months ended June 30, 2015 was $1.59 million and $2.82 million, respectively, representing a decrease of $2.85 million and $2.87 million, respectively, when compared to the same periods in 2014.  The decreases for the three months ended June 30, 2015 was primarily the result of the decrease in the bargain purchase gain of $0.50 million and other income of $2.66 million which reflects the $2.4 million reversal of the remaining interest rate mark to market adjustment on IRA deposits upon exiting the IRA product line, offset by an increase of $0.41 million in mortgage banking fees and gains resulting from an increased number of loans originated and sold.  The decrease for the six months ended June 30, 2015 was primarily the result of the decrease in the bargain purchase gain of $0.50 million, other income of $2.75 million which reflects the $2.4 million reversal of the remaining interest rate mark to market adjustment on IRA deposits upon exiting the IRA product line and electronic banking fees of $0.11 million, offset by an increase of $0.49 million in mortgage banking fees and gains resulting from an increased number of loans originated and sold.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		2015 vs 2014
	2015	2014	$ Change	% Change

Salary and employee benefits	$3,143,816	$3,159,029	$(15,213)	0%
Occupancy expenses	656,426	784,831	(128,405)	-16%
Furniture and equipment expenses	245,171	282,825	(37,654)	-13%
Legal, accounting and other professional fees	369,151	338,105	31,046	9%
Data processing and items processing services	283,207	217,187	66,020	30%
FDIC insurance costs	97,072	134,977	(37,905)	-28%
Advertising and marketing related expenses	66,555	145,560	(79,005)	-54%
Foreclosed property expenses	169,100	191,029	(21,929)	-11%
Loan collection costs	111,867	105,724	6,143	6%
Core deposit intangible amortization	204,108	218,447	(14,339)	-7%
Merger and acquisition related expenses	-	128,965	(128,965)	-100%
Other expenses	585,525	549,023	36,502	7%
Total Noninterest Expenses	$5,931,998	$6,255,702	$(323,704)	-5%

	Six Months Ended June 30,		2015 vs 2014
	2015	2014	$ Change	% Change

Salary and employee benefits	$6,062,935	$6,524,461	$(461,526)	-7%
Occupancy expenses	1,376,258	1,534,110	(157,852)	-10%
Furniture and equipment expenses	520,572	594,954	(74,382)	-13%
Legal, accounting and other professional fees	737,179	732,225	4,954	1%
Data processing and item processing services	625,880	492,337	133,543	27%
FDIC insurance costs	203,383	202,686	697	0%
Advertising and marketing related expenses	95,304	184,965	(89,661)	-48%
Foreclosed property expenses	229,463	390,392	(160,929)	-41%
Loan collection costs	199,377	152,903	46,474	30%
Core deposit intangible amortization	458,653	492,742	(34,089)	-7%
Merger and acquisition related expenses	-	240,288	(240,288)	-100%
Other expenses	1,122,878	1,053,312	69,566	7%
Total Noninterest Expenses	$11,631,882	$12,595,375	$(963,493)	-8%

Noninterest expense reduction is a key focus for 2015 net income improvement.  For the three and six months ended June 30, 2015, noninterest expense was $5.9 million and $11.6 million, respectively, representing a decrease of $0.32 million and $0.96 million, respectively, when compared to the same periods in 2014.  The primary contributors to the decrease when comparing the second quarters of 2015 and 2014 were decreases of $0.13 million in occupancy expense, $0.08 million in advertising and marketing related expenses and $0.13 million in merger and acquisition related expenses, offset by an increase of $0.07 million in data processing and item processing services.  The primary contributors to the decrease when comparing the six-month periods ended June 30, 2015 and 2014 were decreases of $0.46 million in salary and employee benefits, $0.16 million in occupancy expenses, $0.16 million in foreclosure property expenses and $0.24 million in merger and acquisition related expenses, offset by an increase of $0.13 in data processing and item processing services.

Income Taxes

The effective tax rates for the three and six months ended June 30, 3015 were 36.9% and 39.4%, respectively.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2015 and 2014 based on the current estimate of the effective annual rate.

The effective tax rate of 28.1% for the three months ended June 30, 2014 includes the impact of a $482,000 reduction in tax expense for the refunds claimed on the filing of amended income tax returns.  The effective tax rate of 23.4% for the six months ended

June 30, 2014 includes the second quarter 2014 $482,000 refunds claimed as well as the impact of the $157,000 partial reversal of a valuation allowance attributable to estimated future built-in losses that were recorded in 2013.

FINANCIAL CONDITION

Total assets were $489 million at June 30, 2015, an increase of $9 million, or 1.79%, when compared to December 31, 2014.  Investment securities increased by $4.4 million or 12.1% for the six-month period, while loans held for sale increased by $9.6 million or 133%.  These increases were partially offset by a $7.4 million or 1.9% decline in loans held for investment.

Total deposits were $384 million at June 30, 2015, a decrease of $3.4 million, or 0.9%, when compared to December 31, 2014.  The decrease was primarily due to managed declines in certificates of deposits and seasonal deposit fluctuations, offset by a $6 million or 6.5% increase in non-interest bearing deposits.  The decrease in deposits resulted in an $11 million increase in short-term borrowings over the prior period.

Stockholders’ equity decreased to $66.1 million at June 30, 2015 from $66.6 million at December 31, 2014.  The decrease related to an increase in the Bank’s retirement income plan liability due to changes in actuarial assumptions, offset by related deferred taxes and the Company’s net income for the six months ended June 30, 2015 of $0.89 million.

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

The investment portfolio consists primarily of U.S. Government agency securities, U.S. Treasury securities, residential mortgage-backed securities, corporate bonds and state and municipal obligations.  The income from state and municipal obligations is exempt from federal income tax.  Certain agency securities are exempt from state income taxes.  We use the investment portfolio as a source of both liquidity and earnings.  Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk and to look for opportunities to use liquidity from maturing investments to reduce our use of high cost time deposits and borrowed funds.

Investment securities increased $4.4 million, or 12.1%, to $41.1 million at June 30, 2015, from $36.7 million at December 31, 2014.  This increase was primarily the result of purchases of $7.9 million of treasury and corporate bonds, offset by principal pay downs and redemptions of $3.4 million.

Restricted Equity Securities

Restricted equity securities increased $0.3 million, or 15.6%, to $2.2 million at June 30, 2015, from $1.9 million at December 31, 2014.  This increase was the result of net purchases of FHLB stock required as a result of increased borrowings from the FHLB.

Loans Held for Sale

Loans held for sale were $16.8 million at June 30, 2015, compared to $7.2 million at December 31, 2014.  The increase in loans held for sale was due to new originations outpacing loan sales during the first six months of 2015.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

Loans, net of deferred fees and costs, decreased by $7.4 million to $385.7 million at June 30, 2015 from $393.1 million at December 31, 2014, primarily due to pay downs outpacing originations.

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

At June 30, 2015, we had 258 impaired loans totaling $39.9 million (including purchase credit impaired, or PCI, loans of $32.8 million).  Of this amount, 83 impaired loans totaling $6.1 million were classified as nonaccrual loans.  At June 30, 2015, troubled debt restructurings, or TDRs, included in impaired loans totaled $1.9 million, 16 loans of which were included in nonaccrual loans having a total balance of $0.96 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30, 2015	December 31, 2014

Nonaccrual loans excluding PCI loans	$5,253,884	$5,237,356
Nonaccrual PCI loans	805,016	1,620,710
TDR loans excluding those in nonaccrual loans or past due 90+ days	2,013,768	1,155,508
Accruing PCI loans past due 90+ days	3,605,135	5,380,847

Total nonperforming loans	11,677,803	13,394,421

Real estate acquired through foreclosure	1,611,451	1,480,472

Total nonperforming assets	$13,289,254	$14,874,893

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $13.29 million at June 30, 2015 from $14.87 million at December 31, 2014.  The decrease was primarily due to  a $1.78 million decrease in accruing PCI loans past due 90+ days.  Nonperforming assets represented 2.73% of total assets at June 30, 2015, which represents a 0.37% decrease from the 3.10% recorded at December 31, 2014.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of June 30, 2015, these loans totaled $36.8 million and consisted primarily of Commercial Real Estate loans and Residential Real Estate loans which had balances of $16.6 million and $14.0 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

A test of the adequacy of the allowance, using the methodology outlined above, is performed by management and reported to the Board of Directors on at least a quarterly basis.    The complex evaluations involved in such testing require significant estimates.    Management uses available data to establish the allowance at a prudent level, recognizing that the determination is inherently subjective, and that future adjustments may be necessary, depending upon many items including a change in economic conditions affecting specific borrowers, or in general economic conditions, and new information that becomes available.    However, there are no assurances that the allowance will be sufficient to absorb losses on nonperforming loans, or that the allowance will be sufficient to cover losses on nonperforming loans in the future

The allowance was $1,432,546 at June 30, 2015, compared to $1,294,976 at December 31, 2014.  The allowance as a percentage of total portfolio loans was 0.37% at June 30, 2015 and 0.33% at December 31, 2014.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was a net unamortized discount of $0.7 million both at June 30, 2015 and December 31, 2014, which represented 3.8% and 3.3%, respectively, of the related loan balance at those dates.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was a net unamortized discount of $1.2 million and $1.3 million at June 30, 2015 and December 31, 2014, respectively, which represented 1.1% and 1.0%, respectively, of the related loan balance at those dates.  For non-impaired acquired legacy Slavie portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $2.0 million and $2.2 million at June 30, 2015 and December 31, 2014, respectively, which represented 4.1% and 3.9%, respectively, of the related loan balance at those dates.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three and six months ended June 30, 2015, we recorded net charge-offs of $218,003 and $434,239, respectively, compared to net recoveries of $17,252 and net charge-offs $111,198, respectively  during the same periods of 2014.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of year (period)	$1,353,849	$941,715	$1,294,976	$851,000
Chargeoffs:
Commercial & Industrial	(80,869)	-	(80,869)	-
Commercial Real Estate	(45,573)	(89,165)	(45,573)	(136,956)
Residential Real Estate	(45,479)	-	(291,106)	(37,478)
Home Equity Line of Credit	(54,639)	-	(54,639)	(63,984)
Land	-	-	-	-
Construction	-	-	-	-
Consumer & Other	(1,389)	-	(2,389)	-
Total charge-offs	(227,949)	(89,165)	(474,576)	(238,418)

Recoveries:
Commercial & Industrial	-	-	-	-
Commercial Real Estate	-	101,614	-	101,614
Residential Real Estate	1,391	3,683	31,782	5,542
Home Equity Line of Credit	7,000	1,000	7,000	9,844
Land	-	-	-	-
Construction	-	-	-	-
Consumer & Other	1,555	120	1,555	10,220
Total recoveries	9,946	106,417	40,337	127,220

Net charge-offs	(218,003)	17,252	(434,239)	(111,198)
Provision for loan loss	296,700	140,679	571,809	359,844

Balance at end of period	$1,432,546	$1,099,646	$1,432,546	$1,099,646

Net charge-offs annualized as a percentage of average loans	(0.23%)	0.02%	(0.22%)	(0.07%)

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	June 30, 2015		December 31, 2014		2015 vs 2014
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$97,646,931	25%	$91,676,534	24%	$5,970,397	7%

Interest-bearing deposits:
Checking	50,621,682	13%	54,844,855	14%	(4,223,173)	-8%
Savings	38,096,532	10%	36,233,369	9%	1,863,163	5%
Money market	89,778,076	23%	82,651,992	21%	7,126,084	9%
Total interest-bearing checking, savings and money market deposits	178,496,290	46%	173,730,216	46%	4,766,074	3%

Time deposits under $100,000	47,957,528	13%	50,313,096	13%	(2,355,568)	-5%
Time deposits of $100,000 or more	60,350,704	16%	72,110,286	19%	(11,759,582)	-16%
Total time deposits	108,308,232	29%	122,423,382	31%	(14,115,150)	-12%

Total interest bearing deposits	286,804,522	75%	296,153,598	76%	(9,349,076)	-3%

Total Deposits	$384,451,453	100%	$387,830,132	100%	$(3,378,679)	0%

Total deposits were $384 million at June 30, 2015, a decrease of $3 million, or 1%, when compared to December 31, 2014.  Within the deposit base, noninterest bearing demand account balances increased $6 million, or 7%, interest bearing savings account balances increased by $2 million, or 5%, money market balances increased $7 million, or 9%, and time deposit balances decreased by $14 million, or 12%, when compared to the amounts at December 31, 2014.

The ratio of noninterest bearing deposits to total deposits was 25% as of June 30, 2015, 100 basis points higher than at December 31, 2014.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network (the “Network”).  Through this deposit matching network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep service (“ICS”) deposits, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At June 30, 2015, we had $10.5 million in deposits through the Network compared to $8.9 million at December 31, 2014.  We can also choose to place deposits through the Network without receiving matching deposits.  At June 30, 2015, we had placed $0.2 million of deposits through the Network for which we received no matching deposits, compared to $0.3 million at December 31, 2014.

Borrowings

Borrowings at June 30, 2015 consisted of $33 million in FHLB advances and $0.2 million in Atlantic Community Bankers Bank advances, compared to $22 million and $0.2 million, respectively,  at  December 31, 2014.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At June 30, 2015, our total stockholders’ equity was $66.1 million, a decrease from the $66.6 million recorded at December 31, 2014.  The decrease was attributable to a $1.5 million net unrealized loss on our defined benefit pension plan which more than offset the retention of $0.9 million of corporate earnings.

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

In July 2013, federal bank regulatory agencies issued a final rule that revises their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act.  The rule was applicable to the Bank effective January 1, 2015.  However, the rule does not apply to the Company since it is a small bank holding company with less than $500 million in total consolidated assets.

The rule imposes higher risk based capital and leverage requirements than those in place at the time the rule was issued.  Specifically, the rule imposes the following minimum capital requirements to be considered adequately capitalized

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

The rule also includes changes in the risk weights of assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisitions, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for deferred tax assets that are not deducted from capital and increased risk weights (from 0% to up to 600%) for certain equity exposures.

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

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At June 30, 2015, $2.3 million of the Bank’s net deferred tax asset was included in common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

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

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of June 30, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital	$63,206	17.00%	$16,726	4.50%	$24,160	6.50%

Tier I Risk-Based Capital Ratio	$63,206	17.00%	$22,302	6.00%	$29,736	8.00%

Total Risk-Based Capital Ratio	$64,639	17.39%	$29,736	8.00%	$37,170	10.00%

Tier 1 Leverage Ratio	$63,206	13.23%	$19,106	4.00%	$23,882	5.00%

As of December 31, 2014:

Common Equity Tier 1 Capital	N/A	N/A	N/A	N/A	N/A	N/A

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier 1 Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $83.7 million at June 30, 2015.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  As of June 30, 2015, we had $8.0 million in cash and due from banks, $11.4 million in interest-bearing deposits with banks and federal funds sold, and $39.8 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $97.4 million with the FHLB of which $64.4 million was available to be drawn on June 30, 2015 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Federal Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97%, of the fair market value of the securities.  The Bank had $17.5 million of securities pledged at the FHLB, $0.1 million of securities pledged at the Federal Reserve Bank, and an additional $22.8 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $29.3 million as of June 30, 2015.  Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line.  At June 30, 2015, the Bank had $33.0 million of FHLB advances outstanding.

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

The statement of condition is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/ - 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in the current rate environment.  It is our goal to structure the balance sheet so that net interest-earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At June 30, 2015, the simulation analysis reflected that the Bank is in a slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

Mortgage Loan Repurchase Obligations:  The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers.  Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2015 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2015, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

BAY BANCORP, INC

Date	August 14, 2015	By:	/s/Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date	August 14, 2015	By:	/s/ Larry D. Pickett
Larry D. Pickett
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Bay Bancorp, Inc. 2015 Equity Compensation Plan (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement on Schedule 14A filed on April 15, 2015)
31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer (filed herewith)

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)