Form 10-Q
period 2015-09-30
BAY BANCORP, INC.
filed 2015-11-13
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 10, 2015, the number of shares outstanding of the registrant’s common stock was 11,046,676.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	December 31,
	(unaudited)	2014

ASSETS

Cash and due from banks	$7,157,246	$7,062,943
Interest bearing deposits with banks and federal funds sold	8,022,601	9,794,382
Total Cash and Cash Equivalents	15,179,847	16,857,325

Time deposits with banks	-	34,849
Investment securities available for sale, at fair value	33,470,737	35,349,889
Investment securities held to maturity, at amortized cost	1,592,496	1,315,718
Restricted equity securities, at cost	1,626,595	1,862,995
Loans held for sale	10,496,323	7,233,306

Loans, net of deferred fees and costs	389,360,703	393,051,192
Less: Allowance for loan losses	(1,619,755)	(1,294,976)
Loans, net	387,740,948	391,756,216

Real estate acquired through foreclosure	1,977,262	1,480,472
Premises and equipment, net	5,187,841	5,553,957
Bank owned life insurance	5,579,745	5,485,377
Core deposit intangible	2,821,906	3,478,282
Deferred tax assets, net	4,100,033	3,214,100
Accrued interest receivable	1,308,152	1,306,111
Prepaid expenses	809,447	925,288
Accrued taxes receivable	1,809,750	3,122,885
Defined benefit pension asset	-	680,668
Other assets	460,086	285,547
Total Assets	$474,161,168	$479,942,985

LIABILITIES

Noninterest-bearing deposits	$91,825,133	$91,676,534
Interest-bearing deposits	289,745,003	296,153,598
Total Deposits	381,570,136	387,830,132

Short-term borrowings	20,900,000	22,150,000
Defined benefit pension liability	1,661,891	-
Accrued expenses and other liabilities	3,149,747	3,319,567
Total Liabilities	407,281,774	413,299,699

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per share, authorized 20,000,000 shares, issued and outstanding 11,046,676 and 11,014,517 shares as of September 30, 2015 and December 31, 2014, respectively	11,046,676	11,014,517
Additional paid-in capital	43,374,650	43,228,950
Retained earnings	12,154,890	10,736,305
Accumulated other comprehensive income	303,178	1,663,514
Total Stockholders' Equity	66,879,394	66,643,286
Total Liabilities and Stockholders' Equity	$474,161,168	$479,942,985

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income:
Interest and fees on loans	$5,473,097	$5,537,260	$16,566,540	$16,457,477
Interest on loans held for sale	97,965	64,265	291,656	196,274
Interest and dividends on securities	295,612	213,862	811,310	706,315
Interest on deposits with banks and federal funds sold	11,743	7,217	28,123	39,245
Total Interest Income	5,878,417	5,822,604	17,697,629	17,399,311

Interest expense:
Interest on deposits	433,349	286,368	1,381,920	896,596
Interest on Fed Funds Purchased	-	-	604	-
Interest on short-term borrowings	23,310	12,706	46,954	12,706
Total Interest Expense	456,659	299,074	1,429,478	909,302
Net Interest Income	5,421,758	5,523,530	16,268,151	16,490,009

Provision for loan losses	306,387	220,373	878,196	580,217
Net interest income after provision for loan losses	5,115,371	5,303,157	15,389,955	15,909,792

Noninterest income:
Electronic banking fees	625,041	674,701	1,827,287	1,991,048
Mortgage banking fees and gains	515,035	259,740	1,512,742	767,803
Gain on sale of real estate acquired through foreclosure	346	(1,503)	39,795	27,422
Service charges on deposit accounts	79,375	99,451	229,106	303,396
Bargain purchase gain	-	-	-	510,844
Gain on sale and redemption of securities	119,477	-	196,967	-
Other income	155,504	95,003	512,834	3,031,629
Total Noninterest Income	1,494,778	1,127,392	4,318,731	6,632,142

Noninterest Expenses:
Salary and employee benefits	2,894,539	3,244,553	8,957,474	9,769,014
Occupancy expenses	631,180	722,573	2,007,438	2,256,683
Furniture and equipment expenses	256,425	280,320	776,997	875,274
Legal, accounting and other professional fees	393,035	356,226	1,130,214	1,088,451
Data processing and item processing services	368,221	371,572	994,101	863,909
FDIC insurance costs	98,375	84,882	301,758	287,568
Advertising and marketing related expenses	184,910	105,546	280,214	290,511
Foreclosed property expenses	66,760	113,903	296,223	504,295
Loan collection costs	112,539	152,196	311,916	305,099
Core deposit intangible amortization	197,722	245,674	656,375	738,416
Merger and acquisition related expenses	-	637,272	-	877,560
Other expenses	552,049	1,656,932	1,674,927	2,710,244
Total Noninterest Expenses	5,755,755	7,971,649	17,387,637	20,567,024
Income before income taxes	854,394	(1,541,100)	2,321,049	1,974,910

Income tax expense	324,977	(599,585)	902,464	189,764
Net income	$529,417	$(941,515)	$1,418,585	$1,785,146

Basic net income per common share	$0.05	$(0.09)	$0.13	$0.18

Diluted net income per common share	$0.05	$(0.09)	$0.13	$0.18

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$529,417	$(941,515)	$1,418,585	$1,785,146
Other comprehensive income (loss) items:
	-
Unrealized gain (loss) on investment securities available for sale	173,954	(103,271)	175,153	290,552
Unrealized gain (loss) on defined benefit pension plan	-	147,332	(1,535,489)	147,332
Other comprehensive income (loss)	173,954	44,061	(1,360,336)	437,884
Comprehensive income (loss)	$703,371	$(897,454)	$58,249	$2,223,030

See accompanying notes to unaudited consolidated financial statements

 BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and 2014 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2013	$9,379,753	$36,357,001	$7,703,597	$1,113,917	$54,554,268

Net income	-	-	1,785,146	-	1,785,146
Other comprehensive income	-	-	-	437,884	437,884
Stock-based compensation	212,000	1,209,666	-	-	1,421,666
Issuance of common stock	1,422,764	5,577,236	-	-	7,000,000
Balance September 30, 2014	$11,014,517	$43,143,903	$9,488,743	$1,551,801	$65,198,964

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance December 31, 2014	$11,014,517	$43,228,950	$10,736,305	$1,663,514	$66,643,286

Net income	-	-	1,418,585	-	1,418,585
Other comprehensive loss	-	-	-	(1,360,336)	(1,360,336)
Stock-based compensation	-	123,179	-	-	123,179
Issuance of common stock under stock option plan	202,651	709,603			912,254
Repurchase of common stock	(170,492)	(687,082)	-	-	(857,574)
Balance September 30, 2015	$11,046,676	$43,374,650	$12,154,890	$303,178	$66,879,394

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$1,418,585	$1,785,146
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	538,305	678,888
Stock-based compensation	123,179	1,421,666
Amortization of investment premiums and discounts, net	140,999	191,749
Accretion of net discounts on loans	(2,774,455)	(4,045,706)
Amortization of core deposit intangibles	656,375	738,416
Amortization of deposit premiums	44,433	(856,059)
Provision for loan losses	878,196	580,217
Increase in cash surrender value of bank owned life insurance	(94,368)	(96,518)
Bargain purchase gain	-	(510,844)
Gain on sale and redemption of securities	(196,967)	-
Loss on sale of premises and equipment	-	4,431
Loss on disposal of premises and equipment	163	-
Write down of real estate acquired through foreclosure	140,939	318,031
Net gain on sale of real estate acquired through foreclosure	(39,795)	(27,422)
Origination of loans held for sale	(98,212,493)	(49,791,688)
Proceeds from sales of loans held for sale	97,685,828	56,231,766
Gains on sales of loans held for sale	(2,736,352)	(1,022,821)
Deferred income taxes	-	1,020,336
Net (decrease) increase in accrued interest receivable	(2,041)	256,739
Net decrease (increase) in accrued taxes receivable	1,313,135	(1,253,060)
Net decrease in defined benefit pension plan liability	(193,135)	(339,247)
Net (decrease) increase in prepaid expenses and other assets	(58,697)	49,773
Net (increase) decrease in accrued expenses and other liabilities	(169,820)	221,904
Net cash (used in) provided by operating activities	(1,537,986)	5,555,697

Cash flows from investing activities:
Acquisition, net of cash acquired	-	24,623,173
Purchases of investment securities available for sale	(7,910,986)	-
Net decrease in time deposits with banks	34,849	1,261,869
Redemptions and maturities of investment securities available for sale	10,130,863	2,649,404
Redemptions and maturities of investment securities held to maturity	61,829	-
Purchases of investment securities held to maturity	(333,939)	(1,340,499)
Net redemption of restricted equity securities	236,400	895,300
Net decrease in loans	4,291,915	13,187,086
Proceeds from sale of real estate acquired through foreclosure	1,021,678	515,919
Purchases of premises and equipment	(172,352)	(312,713)
Proceeds from sale of premises and equipment	-	38,750
Net cash provided by investing activities	7,360,257	41,518,289

Cash flows from financing activities:
Net decrease in deposits	(6,304,429)	(72,374,116)
Net (decrease) increase in short-term borrowings	(1,250,000)	12,000,000
Repurchase of common stock	(857,574)	-
Proceeds from issuance of common stock	-	7,000,000
Issuance of common stock on stock option exercise	912,254	-
Net cash used in financing activities	(7,499,749)	(53,374,116)

Net decrease in cash and cash equivalents	(1,677,478)	(6,300,130)
Cash and cash equivalents at beginning of period	16,857,325	23,273,060
Cash and cash equivalents at end of period	$15,179,847	$16,972,930

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$1,383,786	$1,771,208
Net income taxes paid (refunded)	(411,059)	833,943

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$1,619,612	$1,158,932
Transfer of loans held for sale to loan portfolio	-	1,101,700

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2015 and December 31, 2014, the results of operations for the three and nine months ended September 30, 2015 and 2014, and the statements of cash flows for the nine months ended September 30, 2015 and 2014.  The results of the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 or any future interim period.  The condensed consolidated balance sheet as of December 31, 2014, has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2015.  The unaudited consolidated financial statements for September 30, 2015 and September 30, 2014, and the condensed consolidated balance sheet as of December 31, 2014, and accompanying notes should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements and Developments

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40).  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either:  (1)  the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2)  the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, ASU No. 2014-04 requires interim and annual disclosure of both:  (1) the amount of foreclosed residential real estate property held by the creditor; and (2)  the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The Company adopted ASU No. 2014-04 effective January 1, 2015.  The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  In August 2015, the FASB deferred by one year the effective date for revenue recognition guidance to January 1, 2018, with early adoption permitted effective January 1, 2017.  Management is currently evaluating the impact of adoption.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.    The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements.  Going forward, these transactions would all be accounted for as secured borrowings.  The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014.  In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015.  As of December 31, 2014 and September 30, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings.  As such, the amendments in this update did not have an impact on the consolidated financial statements and no change to the current disclosure was required.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The performance target should not be reflected in estimating the grant-date fair value of the award.  However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  As of September 30, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period.  As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs.  Under the new guidance, the debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The guidance is effective on a retrospective basis beginning on January 1, 2016, with early adoption permitted.  Management is currently evaluating the impact of adoption.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments,  which rescinds the recognition and presentation of changes to the provisional amounts recognized in a business combination.  An acquirer should recognize adjustments to provisional amounts with a corresponding adjustment of goodwill, as well as the effect on earnings of changes in depreciation, amortization or other income effects, in the reporting period in which the adjustments are identified as if the accounting had been completed at the acquisition date.  Disclosure is required, by line item, of the amount recorded in current period earnings that would have been recorded in previous reporting periods.  The accounting for future business combinations will be subject to this new guidance if the initial accounting is incomplete by the end of the reporting period in which the combination occurs.  The guidance was effective on September 25, 2015.  The Company adopted ASU No. 2015-16 effective September 30, 2015.  The adoption of ASU No. 2015-16 did not have a material impact on the Company's consolidated financial statements.

NOTE 3 – BUSINESS COMBINATION

The Company has accounted for the Slavie Acquisition (defined below) under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, whereby the acquired net assets and assumed liabilities were recorded by the Company at their estimated fair values as of their acquisition date.  Fair value estimates were based on management’s assessment of the best information available as of the acquisition date.

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

In connection with the Slavie Acquisition, the Company incurred acquisition related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce the Bank to the former Slavie Bank customers, and other costs of completing the transaction.  For the three and nine months ended September 30, 2015, there were $0 acquisition related costs incurred.  For the three and nine months ended September 30, 2014, there were $637,272 and $758,791, respectively, acquisition related costs incurred.

Pro Forma Condensed Combined Financial Information

The following pro forma information combines the historical results of Slavie and pre-Slavie Acquisition Bay Bancorp, Inc.  The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors.  The pro forma results exclude the impact of the bargain purchase gain of $524,432 and Slavie Acquisition-related expenses of $758,791.  While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the Slavie Acquisition taken place on indicated dates.

If the Slavie Acquisition had been completed on January 1, 2014, total revenue would have been approximately $6.7 million and $25.5 million, respectively, for the three and nine month periods ended September 30, 2014.  Net (loss) income would have been approximately ($0.30) million and $1.7 million, respectively, for the same periods.  Basic and diluted earnings per share would have been ($0.03) and $0.17 for the three and nine months ended September 30, 2014, respectively.

The disclosure of Slavie’s post-Slavie Acquisition total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Slavie Acquisition.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at September 30, 2015 or December 31, 2014.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

At September 30, 2015 and December 31, 2014, the amortized cost and estimated fair value of the Company’s investment securities portfolio are summarized as follows:

	Amortized	Gross Unrealized		Estimated
Available for Sale	cost	Gains	Losses	Fair Value
September 30, 2015

U.S. government agency	$5,615,255	$251,108	$-	$5,866,363
U.S. treasury securities	-	-	-	-
Residential mortgage-backed securities	18,565,893	433,110	(61,051)	18,937,952
State and municipal	4,543,610	28,585	-	4,572,195
Corporate bonds	4,028,954	44,286	-	4,073,240
Total debt securities	32,753,712	757,089	(61,051)	33,449,750
Equity securities	78,752	-	(57,765)	20,987
Totals	$32,832,464	$757,089	$(118,816)	$33,470,737

	Amortized	Gross Unrealized		Estimated
Held-to-Maturity	cost	Gains	Losses	Fair Value
September 30, 2015
U.S. government agency	$333,979	$9,756	$-	$343,735
Residential mortgage-backed securities	1,258,517	36,993	-	1,295,510
Totals	$1,592,496	$46,749	$-	$1,639,245

	Amortized			Estimated
Available for Sale	cost	Gains	Losses	Fair Value
December 31, 2014

U.S. government agency	$7,561,238	$217,033	$-	$7,778,271
Residential mortgage-backed securities	20,679,345	399,198	(207,616)	20,870,927
State and municipal	4,639,988	17,779	(3,621)	4,654,146
Corporate bonds	2,041,718	-	(11,718)	2,030,000
Total debt securities	34,922,289	634,010	(222,955)	35,333,344
Equity securities	78,754	-	(62,209)	16,545
Totals	$35,001,043	$634,010	$(285,164)	$35,349,889

	Amortized	Gross Unrealized		Estimated
Held-to-Maturity	cost	Gains	Losses	Fair Value
December 31, 2014

Residential mortgage-backed securities	$1,315,718	$9,079	$-	$1,324,797

At September 30, 2015, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$-	-	$-	$-	$-	$-
U.S. treasury securities	-	-	-	-	-	-
Residential mortgage-backed securities	1,962,459	(5,204)	4,790,940	(55,847)	6,753,399	(61,051)
State and municipals	-	-	-	-	-	-
Corporate	-	-	-	-	-	-
Total debt securities	1,962,459	(5,204)	4,790,940	(55,847)	6,753,399	(61,051)
Equity securities			8,887	(57,765)	8,887	(57,765)
Totals	$1,962,459	$(5,204)	$4,799,827	$(113,612)	$6,762,286	$(118,816)

At December 31, 2014, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	791	(3)	6,901,324	(207,613)	6,902,115	(207,616)
State and municipals	757,939	(3,621)			757,939	(3,621)
Corporate	2,030,000	(11,718)	-	-	2,030,000	(11,718)

Total debt securities	2,788,730	(15,342)	6,901,324	(207,613)	9,690,054	(222,955)
Equity securities	-	-	16,545	(62,209)	16,545	(62,209)
Totals	$2,788,730	$(15,342)	$6,917,869	$(269,822)	$9,706,599	$(285,164)

At September 30, 2015, unrealized losses in the Company’s portfolio of debt securities of $61,051 in the aggregate were related to 10 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At September 30, 2015, unrealized losses in the Company’s portfolio of equity securities of $57,765 was related to one security and considered temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

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

At December 31, 2014, unrealized losses in the Company’s portfolio of equity securities of $62,209 were related to one security and considered temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At September 30, 2015, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.  At December 31, 2014, no single issuer exceeded 10% of stockholders’ equity, except for U. S. Agency securities.

No investment securities held by the Company at September 30, 2015 or December 31, 2014 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at September 30, 2015 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,035,190	$1,037,364	$-	$-
Over one to five years	6,588,553	6,725,059	-	-
Over five to ten years	6,564,076	6,749,375	-	-
Over ten years	-	-	333,979	343,735
Residential mortgage-backed securities	18,565,893	18,937,952	1,258,517	1,295,510
Totals	$32,753,712	$33,449,750	$1,592,496	$1,639,245

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

At September 30, 2015, securities with an amortized cost of $17,290,922 (fair value of $17,825,550) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank.  At December 31, 2014, securities with an amortized cost of $20,035,812 (fair value of $20,358,237) were pledged as collateral for potential borrowings from the FHLB of Atlanta and the Federal Reserve Bank.

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

	September 30,	December 31,
	2015	2014
Commercial & Industrial	$35,049,151	$33,454,280
Commercial Real Estate	164,471,709	158,714,554
Residential Real Estate	128,827,695	140,374,035
Home Equity Line of Credit	33,543,176	35,717,982
Land	5,408,617	5,856,875
Construction	20,880,691	18,052,287
Consumer & Other	1,179,664	881,179
Total Loans	389,360,703	393,051,192
Less: Allowance for Loan Losses	(1,619,755)	(1,294,976)
Net Loans	$387,740,948	$391,756,216

At September 30, 2015 and December 31, 2014, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $4,446,658 and $5,281,192, respectively, and carrying values of $173,857,289 and $202,961,985, respectively.

Portfolio Segments:

The Company currently manages its credit products and the respective exposure to loan losses by the following specific portfolio segments, which are aggregation levels at which the Company develops and documents its systematic methodology to determine the allowance for loan losses.  The Company considers each loan type to be a portfolio segment having unique risk characteristics.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At September 30, 2015 and December 31, 2014, Commercial Real Estate – Investor loans had a total balance of $109,193,487 and $101,947,596, respectively.  At September 30, 2015 and December 31, 2014, Commercial Real Estate – Owner Occupied loans had a total balance of $55,278,222 and $56,766,958, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At September 30, 2015 and December 31, 2014, Residential Real Estate – Investor loans had a total balance of $43,628,819 and $50,708,153, respectively.  At September 30, 2015 and December 31, 2014, Residential Real Estate – Owner Occupied loans had a total balance of $85,198,876 and $89,665,882, respectively.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and nine months ended September 30, 2015:

Three Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$169,920	$741,822	$141,378	$174,121	$13,187	$183,225	$8,893	$1,432,546
Charge-offs	-	-	(64,036)	(5,518)	-	(69,069)	(1,161)	(139,784)
Recoveries	-	-	14,606	6,000	-	-	-	20,606
Provision	28,484	127,330	100,185	28,372	2,926	18,069	1,021	306,387
Ending balance	$198,404	$869,152	$192,133	$202,975	$16,113	$132,225	$8,753	$1,619,755

Nine Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976
Charge-offs	(80,869)	(45,573)	(324,751)	(60,156)	-	(69,069)	(3,551)	(583,969)
Recoveries	-	-	15,997	13,000	-	-	1,555	30,552
Provision	78,763	360,140	297,474	83,398	7,426	48,205	2,790	878,196
Ending balance	$198,404	$869,152	$192,133	$202,975	$16,113	$132,225	$8,753	$1,619,755

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at September 30, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$37,928	$-	$-	$-	$-	$37,928

Ending balance: collectively evaluated for impairment	198,404	869,152	154,205	202,975	16,113	132,225	8,753	1,581,827
Totals	$198,404	$869,152	$192,133	$202,975	$16,113	$132,225	$8,753	$1,619,755

Loans:
Ending balance: individually evaluated for impairment	$648,352	$577,821	$3,620,441	$72,253	$-	$-	$-	$4,918,867

Ending balance: collectively evaluated for impairment	32,884,080	147,001,461	115,663,374	32,755,052	3,378,576	20,859,991	1,179,664	353,722,198

Ending balance: loans acquired with deteriorated credit quality	1,516,719	16,892,427	9,543,880	715,871	2,030,041	20,700	-	30,719,638
Totals	$35,049,151	$164,471,709	$128,827,695	$33,543,176	$5,408,617	$20,880,691	$1,179,664	$389,360,703

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three and nine months ended September 30, 2014:

Three Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$179,364	$507,243	$116,918	$141,864	$7,035	$139,055	$8,167	$1,099,646
Charge-offs	-	(79,633)	(125,827)	(15,508)	-	-	-	(220,968)
Recoveries (1)	30,000	-	-	-	-	-	199	30,199
Provision	(28,265)	87,379	140,104	18,283	92	2,963	(183)	220,373
Ending balance	$181,099	$514,989	$131,195	$144,639	$7,127	$142,018	$8,183	$1,129,250

Nine Months Ended September 30:
	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000
Charge-offs	-	(216,589)	(163,304)	(79,492)	-	-	-	(459,385)
Recoveries(1)	30,000	101,614	5,542	9,844	-	-	10,418	157,418
Provision	(16,301)	305,884	208,718	85,084	209	6,602	(9,979)	580,217
Ending balance	$181,099	$514,989	$131,195	$144,639	$7,127	$142,018	$8,183	$1,129,250

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at December 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	200,510	554,585	203,413	166,733	8,687	153,089	7,959	1,294,976
Totals	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976

Loans:
Ending balance: individually evaluated for impairment	$957,080	$828,264	$4,314,191	$320,329	$-	$-	$-	$6,419,864

Ending balance: collectively evaluated for impairment	30,474,533	137,781,830	124,042,412	34,686,415	2,448,388	17,380,581	881,179	347,695,338

Ending balance: loans acquired with deteriorated credit quality(2)	2,022,667	20,104,460	12,017,432	711,238	3,408,487	671,706	-	38,935,990
Totals	$33,454,280	$158,714,554	$140,374,035	$35,717,982	$5,856,875	$18,052,287	$881,179	$393,051,192

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $104,460 that have current period charge-offs. 19

The following table presents information with respect to impaired loans;  at  September 30, 2015 and for the three and nine months ended September 30, 2015:

	At September 30, 2015			For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
		Unpaid		Average	Interest		Average		Interest
	Recorded	Principal	Related	Recorded	Income		Recorded		Income
	Investment	Balance	Allowance	Investment	Recognized		Investment		Recognized
With no related allowance recorded:
Commercial & Industrial	$648,352	$794,071	$-	$819,278	$17,639		$873,702		$54,831
Commercial Real Estate - Investor	577,821	577,821	-	586,031	-		597,153		-
Commercial Real Estate - Owner Occupied	-	-	-	-	-		-		-
Residential Real Estate - Investor	1,705,516	2,317,070	-	2,386,038	5,794		2,493,535		58,303
Residential Real Estate - Owner Occupied	1,823,359	2,208,808	-	2,241,264	35,032		2,284,780		162,023
Home Equity Line of Credit	72,253	102,807	-	103,349	-		104,363		-
Land	-	-	-	-	-		-		-
Construction	-	-	-	-	-		-		-
Consumer & Other	-	17,846	-	18,046	267		18,440		818

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-		-		-
Commercial Real Estate - Investor	-	-	-	-	-		-		-
Commercial Real Estate - Owner Occupied	-	-	-	-	-		-		-
Residential Real Estate - Investor	91,566	90,939	37,928	90,938	(4)		91,254		(17)
Residential Real Estate - Owner Occupied	-	-	-	-	-		-		-
Home Equity Line of Credit	-	-	-	-	-		-		-
Land	-	-	-	-	-		-		-
Construction	-	-	-	-	-		-		-
Consumer & Other	-	-	-	-	-		-		-
Total:	4,918,867	6,109,362	37,928	6,244,944	58,728		6,463,227		275,958

Commercial & Industrial	$648,352	$794,071	$-	$819,278	$17,639		$873,702		$54,831
Commercial Real Estate	577,821	577,821	-	586,031	-	-	597,153	-	-
Residential Real Estate	3,620,441	4,616,817	37,928	4,718,240	40,822		4,869,569		220,309
Home Equity Line of Credit	72,253	102,807	-	103,349	-		104,363		-
Land	-	-	-	-	-		-		-
Construction	-	-	-	-	-		-		-
Consumer & Other	-	17,846	-	18,046	267		18,440		818
	$4,918,867	$6,109,362	$37,928	$6,244,944	$58,728		$6,463,227		$275,958

The following table presents information with respect to impaired loans as of December 31, 2014 and for the three and nine months ended September 30, 2014:

	At December 31, 2014			For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$957,080	$1,155,553	$-	$978,206	$22,430	$1,007,154	$68,283
Commercial Real Estate - Investor	662,280	668,287	-	2,220,341	3,491	2,225,646	62,185
Commercial Real Estate - Owner Occupied	165,984	165,984	-	412,316	-	432,665	-
Residential Real Estate - Investor	1,063,643	1,658,389	-	627,948	-	640,483	-
Residential Real Estate - Owner Occupied	3,250,548	3,853,959	-	3,990,028	55,659	4,048,332	164,913
Home Equity Line of Credit	320,329	404,347	-	276,336	-	277,928	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	19,034	-	-	-	-	-

With an allowance recorded:
Commercial & Industrial	-	-	-	-	-	-	-
Commercial Real Estate - Investor	-	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-	-
Residential Real Estate - Investor	-	-	-	-	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-	-	-
Home Equity Line of Credit	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-	-
Total:	6,419,864	7,925,553	-	8,505,175	81,580	8,632,208	295,381

Commercial & Industrial	$957,080	$1,155,553	$-	$978,206	$22,430	$1,007,154	$68,283
Commercial Real Estate	828,264	834,271	-	2,632,657	3,491	2,658,311	62,185
Residential Real Estate	4,314,191	5,512,348	-	4,617,976	55,659	4,688,815	164,913
Home Equity Line of Credit	320,329	404,347	-	276,336	-	277,928	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer & Other	-	19,034	-	-	-	-	-
	$6,419,864	$7,925,553	$-	$8,505,175	$81,580	$8,632,208	$295,381

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of September 30, 2015:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$31,597,803	$1,298,869	$2,152,479	$-	$35,049,151
Commercial Real Estate - Investor	104,613,634	3,592,546	987,308	-	109,193,488
Commercial Real Estate - Owner Occupied	46,313,488	6,412,181	2,552,553	-	55,278,222
Residential Real Estate - Investor	34,740,148	1,385,849	7,502,821	-	43,628,818
Residential Real Estate - Owner Occupied	82,278,343		2,920,533	-	85,198,876
Home Equity Line of Credit	33,160,825		382,351	-	33,543,176
Land	3,378,576		2,030,041	-	5,408,617
Construction	20,784,259	75,732	20,700	-	20,880,691
Consumer & Other	1,179,664		-	-	1,179,664
Total	$358,046,740	$12,765,177	$18,548,786	$-	$389,360,703

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2015.  Purchased credit impaired (“PCI”) loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans (1)	Loans
Commercial & Industrial	$-	$10,000	$-	$10,000	$33,147,696	$374,736	$33,532,432
Commercial Real Estate - Investor	50,189	-	-	50,189	97,664,098	577,821	98,292,108
Commercial Real Estate - Owner Occupied	-	-	-	-	49,287,173	-	49,287,173
Residential Real Estate - Investor	-	-	-	-	33,678,135	1,797,082	35,475,217
Residential Real Estate - Owner Occupied	326,634	320,756	-	647,390	81,337,850	1,823,359	83,808,599
Home Equity Line of Credit	288,145	-	-	288,145	32,466,907	72,253	32,827,305
Land	-	-	-	-	3,378,576	-	3,378,576
Construction	-	-	-	-	20,859,991	-	20,859,991
Consumer & Other	-	-	-	-	1,179,664	-	1,179,664
Total	$664,968	$330,756	$-	$995,724	$353,000,090	$4,645,251	$358,641,065

PCI loans							30,719,638
Total Loans							$389,360,703

(1)	Excludes $273,616 of accruing TDR loan balance.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2014.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans (1)	Loans
Commercial & Industrial	$-	$-	$-	$-	$31,093,411	$338,202	$31,431,613
Commercial Real Estate - Investor	159,786	-	-	159,786	88,920,589	608,084	89,688,459
Commercial Real Estate - Owner Occupied	-	-	-	-	48,755,651	165,984	48,921,635
Residential Real Estate - Investor	312,422	-	-	312,422	39,508,857	1,063,643	40,884,922
Residential Real Estate - Owner Occupied	924,608	550,604	-	1,475,212	83,255,355	2,741,114	87,471,681
Home Equity Line of Credit	456,248	24,199	-	480,447	34,205,968	320,329	35,006,744
Land	-	-	-	-	2,448,388	-	2,448,388
Construction	-	-	-	-	17,380,581	-	17,380,581
Consumer & Other	-	500	-	500	880,679	-	881,179
Total	$1,853,064	$575,303	$-	$2,428,367	$346,449,479	$5,237,356	$354,115,202

PCI loans							38,935,990
Total Loans							$393,051,192

(2)	Excludes $1,286,968 of accruing TDR loan balance.

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

The following table presents a breakdown of loans that the Company modified during the three and nine months ended September 30, 2015 and 2014

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Commercial & Industrial	-	-	-	-	$-	$-
Commercial Real Estate - Investor	-	-	-	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	1	47,386	47,386	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	-	-	-
Home Equity Line of Credit	1	129,033	129,033	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	2	$176,419	$176,419	-	$-	$-

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & Industrial	2	78,575	78,575	1	$85,397	$85,397
Commercial Real Estate - Investor	1	213,387	213,387	-	-	-
Commercial Real Estate - Owner Occupied	-	-	-	-	-	-
Residential Real Estate - Investor	2	49,823	49,823	-	-	-
Residential Real Estate - Owner Occupied	-	-	-	1	397,806	397,806
Home Equity Line of Credit	1	129,033	129,033	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer & Other	-	-	-	-	-	-
Totals	6	$470,818	$470,818	2	$483,203	$483,203

For the nine months ended September 30, 2015, there were six loans modified as TDRs.  The restructuring of a C&I loan consolidated two loans into one and termed out the remaining balance over 7 years at an interest rate lower than the current rate for new debt with similar risk.  This C&I TDR was on nonaccrual status at September 30, 2015.  The restructuring of a Commercial Real Estate – Investor loan deferred all payments of principal and interest until the sale of the existing collateral as well as additional collateral that was provided.  This Commercial Real Estate – Investor loan was on nonaccrual status at September 30, 2015.  The restructuring of the Residential Real Estate – Investor loan termed out the balance owed over 7 years with a forgiveness of debt at the end of the term, if all payments are made as agreed.  This Residential Real Estate – Investor loan was on nonaccrual status at September 30, 2015.  The restructuring of a HELOC loan reduced payments for six months equal to approximately 50% of the current payment while the borrower sells the property.  This HELOC loan was on accrual status at September 30, 2015.  The restructuring of this Residential Real Estate - Investor loan extends the maturity date for one year to allow the borrower a period to correct cash flow impairments.  This Residential Real Estate - Investor loan was on accrual status at September 30, 2015.

For the nine months ended September 30, 2014, there were two loans modified as TDRs. The restructuring of a C&I loan included an extension of loan maturity date at an interest rate lower than the current rate for new debt with similar risk. The restructuring of Residential Real Estate - Owner Occupied loan included an extension of the interest only period for an additional 12 months to allow more manageable debt servicing by the borrower. As of September 30, 2014, both TDRs were accruing loans.

None of the loans modified as a TDR during the previous 12 months were in default of their modified terms at September 30, 2015.  At September 30, 2015 and December 31, 2014, the Bank had $2,779,635 and $2,347,989, respectively, in loans identified as TDRs of which $1,287,668 and $1,192,481, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 5 – Loans and Allowances for Loan Losses:

	September 30, 2015	December 31, 2014
Commercial & Industrial	$1,516,718	$2,022,667
Commercial Real Estate	16,892,428	20,104,460
Residential Real Estate	9,543,880	12,017,432
Home Equity Line of Credit	715,871	711,238
Land	2,030,041	3,408,487
Construction	20,700	671,706
Total Loans	$30,719,638	$38,935,990

The contractual amount outstanding for these loans totaled $37,190,261 and $47,678,935 at September 30, 2015 and December 31, 2014, respectively.

The following table reflects activity in the accretable yield for these loans for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$1,441,938	$1,069,436	$2,095,891	$1,991,662
Acquired through Slavie Acquisition	-	-	-	1,058,535
Reclassification from nonaccretable difference	362,711	1,206,447	1,485,103	2,198,677
Accretion into interest income	(254,040)	(1,118,362)	(1,160,102)	(4,088,244)
Disposals	(412,657)	-	(1,282,940)	(3,109)
Balance at end of period	$1,137,952	$1,157,521	$1,137,952	$1,157,521

The following table reflects activity in the allowance for loan losses for these loans for the three and nine months ended September 30, 2015 and 2014

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$-	$132,724	$-	$-
Charge-offs	(91,532)	(116,999)	(320,195)	(116,999)
Recoveries	14,606	-	15,297	(4,040)
Provision for loan losses	76,926	(15,725)	304,898	121,039
Balance at end of period	$-	$-	$-	$-

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,611,451	$1,520,609	1,480,472	$1,290,120
New transfers from loans	388,028	185,667	1,619,612	1,158,932
Sales	(22,217)	(19,800)	(981,883)	(488,497)
Write-downs	-	(43,952)	(140,939)	(318,031)
Balance at end of period	$1,977,262	$1,642,524	1,977,262	$1,642,524

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at September 30, 2015 had a remaining weighted average amortization period of approximately 2.73 years.  The following table presents the changes in the net book value of core deposit intangible assets for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Balance at beginning of period	$3,478,282	$3,993,679
Additions from the Slavie Acquisition	-	477,563
Amortization expense	(656,376)	(738,416)
Balance, September 30	$2,821,906	$3,732,826

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets at  September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Gross carrying amount	$5,578,211	$5,578,211
Accumulated amortization	(2,756,305)	(2,099,929)
Net carrying amount	$2,821,906	$3,478,282

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at September 30, 2015:

Periods ending December 31:	Amount
2015	$197,721
2016	649,939
2017	490,847
2018	402,243
2019	368,806
Subsequent years	712,350
Total	$2,821,906

NOTE 9 – DEPOSITS

The following table presents the composition of deposits at September 30, 2015 and December 31, 2014:

	2015	2014
Noninterest-bearing deposits	$91,825,133	$91,676,534
Interest-bearing deposits:
Checking	49,177,857	54,844,855
Savings	37,481,843	36,233,369
Money market	100,099,810	82,651,992
Total interest-bearing checking, savings and money market deposits	186,759,510	173,730,216

Time deposits below $100,000	46,672,413	50,313,096
Time deposits $100,000 or above	56,313,080	72,110,286
Total time deposits	102,985,493	122,423,382
Total interest-bearing deposits	289,745,003	296,153,598

Total Deposits	$381,570,136	$387,830,132

The following table sets forth the maturity distribution for the Company’s time deposits at September 30, 2015:

Amount
Maturing within one year	$68,133,166
Maturing over one to two years	10,445,942
Maturing over two to three years	5,119,602
Maturing over three to four years	15,745,397
Maturing over four to five years	3,541,386
Maturing over five years	-
Total Time Deposits	$102,985,493

Interest expense on deposits for the nine months ended September 30, 2015 and 2014 is as follows:

	2015	2014
Interest-bearing checking	40,400	72,641
Savings	32,762	31,856
Money market	200,534	224,303
Total interest-bearing checking, savings and money market deposits	273,696	328,800

Time deposits below $100,000	446,259	157,426
Time deposits $100,000 or above	661,965	410,370
Total time deposits	1,108,224	567,796

Total Interest Expense	$1,381,920	$896,596

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At September 30, 2015, CDARS and ICS deposits were $0.8 million and $16.4 million, respectively.  At December 31, 2014, CDARS and ICS deposits were $4.1 million and $4.8 million, respectively.

In April 2014, the Bank announced its exit from the Individual Retirement Account (“IRA”) product line.  At the time, as a result of the announcement, the Bank stopped offering IRAs to new customers and resigned as custodian for its existing IRAs.  IRA deposit balances of $24 million, or 6%, of total deposits were either transferred to new IRA custodians or disbursed to customers by May 23, 2014.  The IRA exit increased second quarter other income by $2.4 million, resulting from the recognition of the remaining interest rate mark-to-market adjustment on IRA deposits.

The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2015 totaled $11.0 million dollars.

NOTE 10 – SHORT-TERM BORROWINGS

Short-term borrowings at September 30, 2015 and December 31, 2014 consisted of the following:

Federal Home Loan Bank Advances	September 30, 2015	December 31, 2014
Due January, 2015, Fixed Rate 0.24%	$-	$8,000,000
Due October 2015, Fixed Rate 0.28%	3,300,000	-
Due October 2015, Fixed Rate 0.20%	17,300,000	-
Due December, 2015, Daily Rate 0.355%	-	14,000,000
Atlantic Central Bankers Bank Advances
Due November, 2015, Fixed rate 4.50%	300,000	150,000
Total	$20,900,000	$22,150,000

             Interest expense on FHLB advances and Atlantic Community Bankers Bank (“ACBB”) advances for the nine months ended September 30, 2015 was $46,954. The Company had no long-term borrowings at September 30, 2015.

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

The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock adjusted for the post-merger exchange ratio of 2.2217 and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a 10 year term.  Options relating to a total of 259,940 shares of common stock were outstanding as of September 30, 2015.  As a result of the Merger, the Jefferson Plan is now administered by Bay Bancorp, Inc.’s Board of Directors.

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Equity Plan” and, together with the Jefferson Plan and the 2007 Equity Plan, the “Plans”) was approved at the 2015 annual meeting of stockholders of Bay Bancorp, Inc. and reserve 100,000 shares of common stock for issuance pursuant to the grant of stock options, stock awards and other equity-based awards.  No awards were outstanding under the 2015 Equity Plan as of September 30, 2015.

The following table summarizes changes in the Company’s stock options outstanding and exercisable for the nine months ended September 30, 2015 and December 31, 2014.

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2014	743,015	$4.99	6.85 years
Granted	30,000	5.26
Exercised	(202,652)	4.50
Cancelled	(16,429)	5.18
Outstanding, September 30, 2015	553,934	$5.18	6.72 years
Exercisable at September 30, 2015	446,338	$5.17	6.30 years

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the nine months ended September 30, 2015 and 2014, stock-based compensation expense applicable to the Plans was $63,399 and $407,507, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $120,614 at September 30, 2015.  This amount is expected to be recognized over a remaining weighted average period of approximately 1.3 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  At December 31, 2014 and September 30, 2015, grants relating to 16,256 and 15,296 shares of unvested restricted common stock were outstanding, respectively.  A total of 15,296 shares of restricted common stock were granted to the eight eligible directors on May 27, 2015.  Total stock-based compensation expense attributable to the shares of restricted common stock was $59,989 and $64,159 for the nine months ended September 30, 2015 and 2014, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $53,332 at September 30, 2015.

NOTE 12 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit are as follows:

	Nine months ended September 30,
	2015	2014
Service cost	$59,250	$45,554
Interest cost	332,250	332,029
Expected return on plan assets	(471,750)	(448,769)
Amortization of net gain	-	(59,121)
Net periodic pension benefit	$(80,250)	$(130,307)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  At this time, the Company has elected not to match employee contributions as defined under this plan.  Therefore, the expense associated with this plan during the three and nine months ended September 30, 2015 and 2014 was $0.

NOTE 13 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Amended returns refund claims for pre-acquisition tax periods	0.0%	0.0%	0.0%	-24.4%
Reversal of valuation allowance attributable to future built-in losses	0.0%	0.0%	0.0%	-8.0%
Bank owned life insurance	0.0%	-0.2%	0.0%	-1.5%
Non-taxable income	-2.9%	0.0%	-2.0%	-0.7%
State income taxes, net of federal income tax benefit	5.8%	5.5%	5.7%	6.1%
Incentive stock options	0.7%	0.1%	0.6%	3.0%
Other nondeductible expenses	0.4%	-0.5%	0.6%	1.1%
Effective income tax rate	38.0%	38.9%	38.9%	9.6%

The effective tax rates for the three and nine months ended September 30, 2015 were 38.0% and 38.9%, respectively.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2015 and 2014 based on the current estimate of the effective annual rate.

The effective tax rate of 9.6% for the nine months ended September 30, 2014 includes the second quarter 2014 $482,000 refunds claimed as well as the impact of the $157,000 partial reversal of a valuation allowance attributable to estimated future built-in losses that were recorded in 2013.

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

The calculation of net income per common share for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$529,417	$(941,515)	$1,418,585	$1,785,146
Weighted average shares outstanding	11,037,630	10,966,251	11,024,148	10,162,200
Basic net income per share	$0.05	$(0.09)	$0.13	$0.18

Diluted earnings per share:
Net income	$529,417	$(941,515)	$1,418,585	$1,785,146
Weighted average shares outstanding	11,037,630	10,966,251	11,024,148	10,162,200
Dilutive potential shares	164,873	32,987	160,548	37,004
Total diluted average shares outstanding	11,202,503	10,999,238	11,184,696	10,199,204
Total diluted net income per share	$0.05	$(0.09)	$0.13	$0.18

Anti-dilutive shares	229,164	290,835	249,671	272,639

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

Outstanding loan commitments, and lines and letters of credit obligations at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014

Loan commitments	$7,485,924	$5,021,857
Unused lines of credit	68,544,550	64,761,646
Standby letters of credit	2,909,880	1,632,927

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

Mortgage Loan Repurchase Obligations:  The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers.  The Company’s contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.  The loan balances subject to repurchase were $17.1 million and $10.1 million at September 30, 2015 and December 31, 2014, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements.

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There were no transfers between Level 1 and Level 2 and no change in valuation techniques used to measure fair value of securities available for sale for the nine months ended September 30, 2015.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2015
U.S. government agency	$5,866,363	$-	$5,866,363	$-
Residential mortgage-backed securities	18,937,952	-	18,937,952	-
State and municipal	4,572,195	-	4,572,195	-
Corporate obligations	4,073,240	-	4,073,240	-
Equity securities	20,987	20,987	-	-
	$33,470,737	$20,987	$33,449,750	$-

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

December 31, 2014
U.S. government agency	$7,778,271	$-	$7,778,271	$-
Residential mortgage-backed securities	20,870,927	-	20,870,927	-
State and municipal	4,654,146	-	4,654,146	-
Corporate obligations	2,030,000	-	2,030,000	-
Equity securities	16,545	16,545	-	-
	$35,349,889	$16,545	$35,333,344	$-

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on 1)  the negotiated selling price to investor or 2)  the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three and nine months ended September 30, 2015 or the year ended December 31, 2014.

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

The tables below presents the recorded assets measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$332,042	$-	$-	$332,042
Real estate acquired through foreclosure	1,619,612	-	-	1,619,612
	$1,951,654	$-	$-	$1,951,654

December 31, 2014:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$374,459	$-	$-	$374,459
Real estate acquired through foreclosure	983,276	-	-	983,276
	$1,357,735	$-	$-	$1,357,735

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2015:	Fair Value	Valuation Technique	Unobservable Input	Range
Impaired loans	$332,042	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$1,619,612	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
			Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014:	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$374,459	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$983,276		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
(2)

Appraisals may be adjusted by management for qualitative factors such as estimated selling cost.  The range and weighted average of estimated selling cost and other appraisal adjustments are presented as a percent of the appraisal.

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

The following disclosure of estimated fair values of the Company's financial instruments at September 30, 2015 and December 31, 2014 is made in accordance with the requirements of ASC Topic 820:

		September 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$15,179,847	$15,179,847	$16,857,325	$16,857,325
Time deposits with banks	Level 2	-	-	34,849	34,849
Investment securities available for sale (debt)	Level 2	33,449,750	33,449,750	35,333,344	35,333,344
Investment securities available for sale (equity)	Level 1	20,987	20,987	16,545	16,545
Investment securities held to maturity (debt)	Level 2	1,592,496	1,639,245	1,315,718	1,324,797
Restricted equity securities	Level 2	1,626,595	1,626,595	1,862,995	1,862,995
Loans held for sale	Level 2	10,496,323	10,496,323	7,233,306	7,233,306
Loans, net of allowance	Level 3	387,740,948	396,967,315	391,756,216	401,651,659
Accrued interest receivable	Level 2	1,308,152	1,308,152	1,306,111	1,306,111

Financial liabilities:
Deposits	Level 3	381,570,136	382,179,223	387,830,132	388,705,645
Short-term borrowings	Level 2	20,900,000	20,900,000	22,150,000	22,150,000
Accrued interest payable	Level 2	26,609	26,609	25,350	25,350

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

The following table summarizes capital ratios and related information in accordance with Basel III as measured at September 30, 2015 and pre-existing rules at December 31, 2014.  For disclosure regarding changes resulting from Basel III see the Item 2 of Part I of this report under the heading, “CAPITAL RESOURCES”.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Capital Resources, Basel III.  The Bank was classified in the well capitalized category at both September 30, 2015 and December 31, 2014 under the regulatory capital rules in effect at each date.  Since September 30, 2015, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of September 30, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital	$63,737	16.09%	$17,820	4.50%	$25,740	6.50%

Tier I Risk-Based Capital Ratio	$63,737	16.09%	$23,760	6.00%	$31,681	8.00%

Total Risk-Based Capital Ratio	$65,357	16.50%	$31,681	8.00%	$39,601	10.00%

Tier 1 Leverage Ratio	$63,737	13.19%	$19,331	4.00%	$24,164	5.00%

As of December 31, 2014:

Common Equity Tier 1 Capital	N/A	N/A	N/A	N/A	N/A	N/A

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier 1 Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included September 30, 2015 and December 31, 2014.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At September 30, 2015, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 18 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented by the Company, non-equity changes are comprised of unrealized gains or losses on available for sale debt securities and any minimum pension liability adjustments.  These items do not have an impact on the Company’s net income.  The following table presents the activity in net accumulated other comprehensive income for the periods indicated.

	Unrealized Gains on Investments Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2014	$211,294	$1,452,220	$1,663,514
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	296,170	(1,535,489)	(1,239,319)
Amounts reclassified from comprehensive loss	(121,017)	-	(121,017)
Other comprehensive loss	175,153	(1,535,489)	(1,360,336)
Balance at September 30, 2015	$386,447	$(83,269)	$303,178

	Unrealized Gains on Investments Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2013	$(190,971)	$1,304,888	$1,113,917
Other comprehensive income	290,552	147,332	437,884
Balance at September 30, 2014	$99,581	$1,452,220	$1,551,801

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three Months Ended September 30, 2015
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Net AFS debt securities loss	$406,919	$(159,558)	$247,361
Reclassification adjustments	(119,477)	46,070	(73,407)
Other comprehensive income	$287,442	$(113,488)	$173,954

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three Months Ended September 30, 2014
Other comprehensive income:
Unrealized loss on AFS debt securities	$(170,591)	$67,320	$(103,271)
Unrealized gain on defined benefit pension plan	243,303	(95,971)	147,332
Other comprehensive income:	$72,712	$(28,651)	$44,061

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Nine Months Ended September 30, 2015
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Net AFS debt securities gain	$486,391	$(190,221)	$296,170
Reclassification adjustments	(196,967)	75,950	(121,017)
Net income recognized in other comprehensive loss	289,424	(114,271)	175,153
Defined benefit pension plan adjustments:
Net actuarial losses	(2,535,693)	1,000,204	(1,535,489)
Net loss recognized in other comprehensive loss	(2,535,693)	1,000,204	(1,535,489)
Other comprehensive loss	$(2,246,269)	$885,933	$(1,360,336)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Nine Months Ended September 30, 2014
Other comprehensive income:
Unrealized gain on AFS debt securities	$479,882	$(189,330)	$290,552
Unrealized gain on defined benefit pension plan	243,303	(95,971)	147,332
Other comprehensive income:	$723,185	$(285,301)	$437,884

The Company reflects the funded status of defined benefit pension plan liabilities on the balance sheet, which for the nine months ended September 30, 2015 resulted in a $1.5 million charge to equity through a reduction of accumulated other comprehensive income.  The loss was primarily due to the use of an updated mortality table issued by the Society of Actuaries in October 2014, which reflects longer life expectancies compared to previous mortality assumptions.

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

In April 2014, the Bank announced its exit from the Individual Retirement Account (“IRA”) product line.  At that time, as a result of the announcement, the Bank stopped offering IRAs to new customers and resigned as custodian for its existing IRAs.  IRA deposit balances of $24 million, or 6%, of total deposits were either transferred to new IRA custodians or disbursed to customers by May 23, 2014.

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

MARKET AREA

We consider our core markets to be the communities within the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard and Harford, as well as south along the Baltimore-Washington corridor with an expanded focus on Prince George’s and Montgomery counties.  To this end, we added a Corridor Market President and two new Directors to the bank and holding company board of directors who are active in these counties and relocated the corporate headquarters to our Columbia, Maryland location.  Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states.  All of our revenue is generated within the United States.

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

OVERVIEW

The Merger and Slavie Acquisition strengthened our market position geographically and enhanced our delivery channels, allowing us to provide extraordinary customer service while delivering a fuller range of products and services and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, and electronic banking division.  Amid the growth, our focus is on a high quality balance sheet, expense efficiency and improved profitability.

The Bank’s relationship management activities resulted in the growth of new loans in the Bank’s originated portfolio at a 29.8% annualized pace for the nine months ending September 30, 2015.  Deposit mix changes were favorable, with declines in certificate of deposit balances offset by core interest bearing and noninterest-bearing deposit growth, leading to an attractive 0.44% cost of funds for the three months ending September 30, 2015.  The Company has a very strong capital position and capacity for future growth with total regulatory capital to risk weighted assets of 16.5% as of September 30, 2015.  The Bank has a proven record of success in acquisitions and acquired problem asset resolutions and, at September 30, 2015, had $11.1 million in remaining net purchase discounts on acquired loan portfolios.

At September 30, 2015, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 16.09% at September 30, 2015 as compared to 17.00 at June 30, 2015, 16.22% at March 31, 2015, 16.31% at December 31, 2014 and 15.84% at September 30, 2014.  Liquidity remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Net income for the three and nine months ended September 30, 2015 was $0.53 million and $1.42 million, respectively, compared to a net loss of $0.94 million and net income of $1.79 million, respectively, for the same periods of 2014.  With the changes to net income primarily the result of the 2014 bargain purchase gain attributable to the Slavie Acquisition of $0.51 million and the 2014 recognition of the remaining interest rate mark-to-market adjustment of $2.4 million related to the exit of our IRA business, the 2015 results are less comparable to prior periods.

The return on average assets for the three and nine months ended September 30, 2015 was 0.43% and 0.39%, respectively, as compared to -0.77% and 0.54%, respectively, for the same periods of 2014.  The return on average equity for the three and nine months ended September 30, 2015 was 3.12% and 2.81%, respectively, as compared to -5.62% and 3.89%, respectively, for the same periods in 2014.

Total assets were $474 million at September 30, 2015, a decrease of $5.8 million, or 1.2%, when compared to $480 million at December 31, 2014.  Total loans were $389 million at September 30, 2015, a decrease of $3.7 million, or 0.9%, from $393 million at December 31, 2014.  Total deposits were $382 million at September 30, 2015, a decrease of 1.6% from $388 million at December 31, 2014.  Non-interest bearing deposits were $92 million at September 30, 2015, an increase of 0.2% from $92 million at December 31, 2014.

Net interest income for the three and nine month periods ended September 30, 2015 totaled $5.4 million and $16.3 million, respectively, compared to $5.5 million and $16.5 million, respectively, for the same periods of 2014.  Interest income associated with discount accretion on purchased loans, deferred costs and deferred fees will vary due to the timing and nature of loan principal payments.  Earning asset leverage was the primary driver in year-over-year results, as average earning loans and investments increased to $426 million for the nine months ended September 30, 2015, compared to $361 million for the same period of 2014.  Net interest margin for the three and nine months ending September 30, 2015 was 4.68% and 4.76%, respectively, compared to 4.80% and 5.50%, respectively, for the same periods of 2014.  The net interest margin for nine months ended September 30, 2015 reflects the variable pace of discount accretion recognition within interest income and the impact of fair value amortization on the interest expense of acquired deposits.  For the nine months ending September 30, 2015, the earning asset portfolio yield was influenced by a $1.19 million decline in net discount accretion of purchased loan discounts recognized in interest income and a $0.92 million decrease in the fair value amortization on deposits when compared to the same period of 2014.  The margin declined by 74 basis points during the nine months ended September 30, 2015 when compared to a year earlier, with the reduction in loan and deposit accretion accounting for 76 basis points of the fluctuation.

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $12.8 million at September 30, 2015 from $13.1 million at June 30, 2015 and from $14.9 million at December 31, 2014.  The 2015 decreases resulted from the Bank’s continued resolution of acquired nonperforming loans.  Nonperforming assets represented 2.71% of total assets at September 30, 2015, which was down from 3.10% at December 31, 2014.

Stockholders’ equity increased to $66.9 million at September 30, 2015 compared to $66.1 million at June 30, 2015, $66.6 million at December 31, 2014, and $65.2 million at September 30, 2014.  The third quarter 2015 increases related to corporate earnings, which were partially offset by net market value adjustments on bank owned investment securities.  The increase since December 31, 2014 includes an increase in the Bank’s retirement income plan liability due to changes in actuarial assumptions, offset by related deferred taxes.  The book value of the Company’s common stock was $6.05 at September 30, 2015 compared to $5.99 per share at June 30, 2015 and $5.92 per share at September 30, 2014.

Recent Events

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

During the third quarter of 2015, the Company repurchased 170,492 shares of its common stock, at an average price of $5.03 per share, pursuant to the stock purchase program that the Board of Directors approved on July 30, 2015.  The program authorizes the Company to purchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions, at the Company’s discretion.  The Board may modify, suspend or discontinue the program at any time.

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

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$19,786,984	$11,743	0.24%	$15,145,200	$7,217	0.19%
Investment securities available for sale	39,439,388	276,356	2.78%	36,385,239	211,289	2.30%
		-
Investment securities held to maturity	1,270,066	7,873	2.46%	496,138	5,158	4.12%

Restricted equity securities	1,823,328	11,383	2.48%	1,205,551	(2,585)	-0.85%
Total cash and investments	62,319,766	307,355	1.96%	53,232,128	221,079	1.65%

Loans held for sale	10,240,925	97,965	3.83%	6,141,356	64,265	4.19%
Loans, net
Commercial & Industrial	34,873,188	395,377	4.50%	61,379,076	796,794	5.15%
Commercial Real Estate	161,856,048	2,237,831	5.49%	154,581,582	2,139,654	5.49%
Residential Real Estate	129,854,345	1,925,090	5.93%	124,551,744	1,785,037	5.73%
HELOC	33,395,283	511,447	6.13%	39,930,506	491,236	4.92%
Construction	20,559,297	337,486	6.51%	14,030,571	257,260	7.27%
Land	5,715,372	41,716	2.90%	1,774,082	42,186	9.43%
Consumer & Other	1,046,043	24,151	9.16%	1,055,035	25,093	9.44%
Total loans, net (1)	387,299,576	5,473,098	5.61%	397,302,596	5,537,260	5.53%
Total earning assets	459,860,267	$5,878,418	5.07%	456,676,080	$5,822,604	5.06%
Cash	3,735,363			3,867,123
Allowance for loan losses	(1,453,891)			(1,115,411)
Market valuation	479,574			271,053
Other assets	24,327,077			25,476,162
Total non-earning assets	27,088,123			28,498,927
Total Assets	$486,948,390			$485,175,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$83,813,888	$23,541	0.11%	$86,148,810	$24,346	0.11%
Money market	95,319,077	63,237	0.26%	85,103,308	77,138	0.36%
Certificates of deposit	109,609,635	346,571	1.25%	133,898,612	184,884	0.55%
Total interest-bearing deposits	288,742,600	433,349	0.60%	305,150,730	286,368	0.37%
Borrowed funds:
Federal funds purchased	-	-	-	-	-	-
FHLB advances	32,341,304	23,310	0.29%	14,893,759	12,706	0.34%
Total borrowed funds	32,341,304	23,310	0.29%	14,893,759	12,706	0.34%
Total interest-bearing funds	321,083,904	456,659	0.56%	320,044,489	299,074	0.37%
Noninterest-bearing deposits	94,413,059	-	-	95,814,126	-	-
Total cost of funds	415,496,963	$456,659	0.44%	415,858,615	$299,074	0.29%
Other liabilities and accrued expenses	4,094,814			2,664,301
Total Liabilities	419,591,777			418,522,916
Stockholders' Equity	67,356,613			66,652,091
Total Liabilities and Stockholders' Equity	$486,948,390			$485,175,007
Net interest income and spread (2)		$5,421,759	4.51%		$5,523,530	4.69%
Net interest margin (3)			4.68%			4.80%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$18,856,259	$28,123	0.20%	$32,640,616	$39,245	0.16%
Investment securities available for sale	35,868,933	750,643	2.80%	37,545,164	691,087	2.46%
		-
Investment securities held to maturity	1,289,069	22,860	2.37%	167,197	5,158	4.12%

Restricted equity securities	1,360,272	37,806	3.72%	1,263,218	10,070	1.06%
Total cash and investments	57,374,533	839,432	1.96%	71,616,195	745,560	1.39%

Loans held for sale	10,383,878	291,656	3.74%	6,223,878	196,274	4.20%
Loans, net
Commercial & Industrial	34,826,930	1,405,806	5.40%	36,271,522	1,949,582	7.19%
Commercial Real Estate	160,314,818	6,576,397	5.48%	156,713,201	7,606,983	6.49%
Residential Real Estate	134,408,144	6,153,363	6.10%	81,086,007	4,349,089	7.15%
HELOC	33,814,515	1,268,748	5.00%	30,978,309	1,512,797	6.51%
Construction	19,150,862	918,089	6.41%	14,952,647	833,247	7.45%
Land	5,427,055	170,594	4.20%	1,721,383	132,865	10.32%
Consumer & Other	1,059,350	73,543	9.28%	1,154,154	72,914	8.45%
Total loans, net (1)	389,001,674	16,566,540	5.69%	322,877,223	16,457,477	6.81%
Total earning assets	456,760,085	$17,697,628	5.18%	400,717,296	$17,399,311	5.81%
Cash	3,614,461			12,655,169
Allowance for loan losses	(1,285,259)			(3,169,476)
Market valuation	532,205			154,259
Other assets	24,961,156			35,122,534
Total non-earning assets	27,822,563			44,762,486
Total Assets	$484,582,648			$445,479,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$84,351,362	$70,928	0.11%	$69,673,458	$67,116	0.13%
Money market	90,008,928	199,587	0.30%	80,721,057	223,247	0.37%
Certificates of deposit	120,733,712	1,111,404	1.23%	119,384,436	606,233	0.68%
Total interest-bearing deposits	295,094,002	1,381,919	0.63%	269,778,951	896,596	0.44%
Borrowed funds:
Federal funds purchased	87,912	604	0.92%	-	-	-
FHLB advances	20,704,396	46,954	0.30%	5,019,142	12,706	0.34%
Total borrowed funds	20,792,308	47,558	0.31%	5,019,142	12,706	0.34%
Total interest-bearing funds	315,886,310	1,429,477	0.61%	274,798,093	909,302	0.44%
Noninterest-bearing deposits	97,410,796	-	-	93,621,837	-	-
Total cost of funds	413,297,106	$1,429,477	0.46%	368,419,930	$909,302	0.33%
Other liabilities and accrued expenses	3,827,413			1,989,167
Total Liabilities	417,124,519			370,409,097
Stockholders' Equity	67,458,129			75,070,685
Total Liabilities and Stockholders' Equity	$484,582,648			$445,479,782
Net interest income and spread (2)		$16,268,151	4.58%		$16,490,009	5.36%
Net interest margin (3)			4.76%			5.50%

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

Net interest income for the three months ended September 30, 2015 totaled $5.4 million, compared to $5.5 million for the same periods of 2014, representing a $0.10 million decrease.  The decrease was driven by a $0.2 million decrease in the amortization of mark to market adjustments on deposits offset by favorable changes in the mix of deposits.  Interest income associated with discount accretion on purchased loans, deferred costs and deferred fees vary due to the timing and nature of loan principal payments and resolutions but did not have a significant impact on the comparison of quarterly results.

Total interest income increased by $0.06 million, or 0.96%, for the three months ended September 30, 2015 when compared to the same period of 2014.  Interest income on loans decreased by $0.06 million, or 1.16%, for the three months ended September 30, 2015 when compared to the same period of 2014.  The average balance of loans decreased by $10.0 million primarily due to loan maturities and resolution of purchase credit impaired loans, but was offset by a 0.08% increase in average loan yield when compared to the same period of 2014.  The average balance of loans held for sale increased by $4.1 million due to overall growth in the mortgage banking line of business, but was offset by a 36 basis point decline in the interest rates on originated loans when compared to the same period of 2014.  Interest income on investment securities increased by $0.08 million, or 38.23%, for the three months ended September 30, 2015 when compared to the same period of 2014, due primarily to a $3.1 million increase in the average balance and 48 basis point increase in the yield on investment securities available for sale.

Total interest expense increased by $0.16 million, or 52.69%, for the three months ended September 30, 2015 when compared to the same period of 2014.  Average interest-bearing liabilities increased by $1.04 million for the three months ended September 30, 2015 when compared to the same period of 2014.  The total cost of interest-bearing liabilities increased to 0.56% for the three months ended September 30, 2015 as compared to 0.37% for the same period of 2014.  The increase in interest expense related to a $0.24 million decline in the amortization of mark to market adjustments on deposits when compared to the same period of 2014.  Average noninterest-bearing deposits decreased by $1.40 million for the three months ended September 30, 2015 when compared to the same period in 2014.

Net interest income decreased to $16.3 million for the nine months ended September 30, 2015, compared to $16.5 million for the same period of 2014, a $0.2 million decrease.  The decrease was the result of $56.0 million growth in average interest-earning assets largely due to the Slavie Acquisition, offset by a $1.24 million decline in net discount accretion of purchased loan discounts recognized in interest income and a $0.90 million decrease in the amortization of mark to market adjustments on deposits.  Excluding the impact of the fair value accounting, net interest income increased by $1.02 million when compared to the nine months ended September 30, 2014.  The net interest margin for third quarter of 2015 decreased to 4.68% from 4.80% for the second quarter of 2015.  The net interest margin for the nine months ended September 30, 2015 decreased to 4.76% compared to 5.50% for the same period of 2014 due to the decline in discount accretion on loans and deposits.  As of September 30, 2015, the remaining net loan discounts on the Bank’s purchased loan portfolio, including loans acquired in the Slavie Acquisition, totaled $11.1 million.

Total interest expense increased by $0.52 million, or 57.21%, for the nine months ended September 30, 2015 when compared to the same period of 2014.  Average interest bearing liabilities increased by $41.1 million for the nine months ended September 30, 2015 when compared to the same period of 2014.  The total cost of interest-bearing liabilities increased to 0.61% for the nine months ended September 30, 2015, as compared to 0.44% for the same period of 2014.  The increase in interest expenses related primarily to a $0.92 million decline in the amortization of mark to market adjustments on deposits when compared to the same period of 2014.  Average noninterest-bearing deposits increased by $3.79 million for the nine months ended September 30, 2015 when compared to the same period in 2014.

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

The provision for loan losses for the three and nine months ended September 30, 2015 was $306,000 and $878,000, respectively, compared to $220,000 and $580,000, respectively, for the same periods of 2014.  The increases for the 2015 periods were primarily the result of increases in loan originations.  As a result, the allowance for loan losses was $1.62 million at September 30, 2015, representing 0.42% of total loans, compared to $1.43 million, or 0.37%, of total loans, at June 30, 2015 and $1.29 million, or 0.33% of total loans, at December 31, 2014.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

Noninterest Income

The following tables reflect the amounts and changes in noninterest income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		2015 vs 2014
	2015	2014	$ Change	% Change

Electronic banking fees	$625,041	$674,701	$(49,660)	-7%
Mortgage-banking fees and gains	515,035	259,740	255,295	98%
Net gain (loss) on sale of real estate acquired through foreclosure	346	(1,503)	1,849	-123%
Service charges on deposit accounts	79,375	99,451	(20,076)	-20%
Gain on sale and redemption of securities	119,477	-	119,477	-
Other income	155,504	95,003	60,501	64%
Total Noninterest Income	$1,494,778	$1,127,392	$367,386	33%

	Nine Months Ended September 30,		2015 vs 2014
	2015	2014	$ Change	% Change

Electronic banking fees	$1,827,287	$1,991,048	$(163,761)	-8%
Mortgage banking fees and gains	1,512,742	767,803	744,939	97%
Net gain on sale of real estate acquired through foreclosure	39,795	27,422	12,373	45%
Service charges on deposit accounts	229,106	303,396	(74,290)	-24%
Bargain purchase gain	-	510,844	(510,844)	-100%
Gain on redemption of securities	196,967	-	196,967	-
Other income	512,834	3,031,629	(2,518,795)	-83%
Total Noninterest Income	$4,318,731	$6,632,142	$(2,313,411)	-35%

Noninterest income for the three and nine months ended September 30, 2015 was $1.49 million and $4.32 million, respectively, representing an increase of $0.37 million and a decrease of $2.31 million, respectively when compared to the same periods in 2014.  The increases for the three months ended September 30, 2015 when compared to the same period in 2014 was primarily the result of a $0.26 million increase in mortgage banking fees and gains resulting from an increased number of loans originated and sold and a $0.12 million gain resulting from the sale of available for sale securities.  The decrease for the nine months ended September 30, 2015 when compared to the same period in 2014 was primarily the result of the decrease in the bargain purchase gain of $0.51 million, other income of $2.52 million which reflects the $2.4 million reversal of the remaining interest rate mark to market adjustment on acquired IRA deposits upon exiting the IRA product line and electronic banking fees of $0.16 million, offset by an increase of $0.74 million in mortgage banking fees and gains resulting from an increased number of loans originated and sold and a $0.20 million gain resulting from the sale of available for sale securities.  Expectations are for mortgage fees and gains to decrease during the final quarter of 2015, although we anticipate that they will remain above the pace recorded in 2014.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		2015 vs 2014
	2015	2014	$ Change	% Change

Salary and employee benefits	$2,894,539	$3,244,553	$(350,014)	-11%
Occupancy expenses	631,180	722,573	(91,393)	-13%
Furniture and equipment expenses	256,425	280,320	(23,895)	-9%
Legal, accounting and other professional fees	393,035	356,226	36,809	10%
Data processing and items processing services	368,221	371,572	(3,351)	-1%
FDIC insurance costs	98,375	84,882	13,493	16%
Advertising and marketing related expenses	184,910	105,546	79,364	75%
Foreclosed property expenses	66,760	113,903	(47,143)	-41%
Loan collection costs	112,539	152,196	(39,657)	-26%
Core deposit intangible amortization	197,722	245,674	(47,952)	-20%
Merger and acquisition related expenses	-	637,272	(637,272)	-100%
Other expenses	552,049	1,656,932	(1,104,883)	-67%
Total Noninterest Expenses	$5,755,755	$7,971,649	$(2,215,894)	-28%

	Nine Months Ended September 30,		2015 vs 2014
	2015	2014	$ Change	% Change

Salary and employee benefits	$8,957,474	$9,769,014	$(811,540)	-8%
Occupancy expenses	2,007,438	2,256,683	(249,245)	-11%
Furniture and equipment expenses	776,997	875,274	(98,277)	-11%
Legal, accounting and other professional fees	1,130,214	1,088,451	41,763	4%
Data processing and item processing services	994,101	863,909	130,192	15%
FDIC insurance costs	301,758	287,568	14,190	5%
Advertising and marketing related expenses	280,214	290,511	(10,297)	-4%
Foreclosed property expenses	296,223	504,295	(208,072)	-41%
Loan collection costs	311,916	305,099	6,817	2%
Core deposit intangible amortization	656,375	738,416	(82,041)	-11%
Merger and acquisition related expenses	-	877,560	(877,560)	-100%
Other expenses	1,674,927	2,710,244	(1,035,317)	-38%
Total Noninterest Expenses	$17,387,637	$20,567,024	$(3,179,387)	-15%

Noninterest expense reduction is a key focus for 2015 net income improvement.  For the three and nine months ended September 30, 2015, noninterest expense was $5.8 million and $17.4 million, respectively, representing decreases of $2.22 million and $3.18 million, respectively when compared to the same periods in 2014.  The primary contributors to the decrease when comparing the third quarters of 2015 and 2014 were decreases of $0.35 million in salary and employee benefits, $0.09 million in occupancy expense, $0.05 million in foreclosed property expenses, and $0.64 million in merger related expenses and one-time other expenses of $0.98 million recorded in 2014.  The primary contributors to the decrease when comparing the nine month periods ended September 30, 2015 and 2014 were decreases of $0.81 million in salary and employee benefits, $0.25 million in occupancy expense, $0.21 million in foreclosed property expenses and $0.88 million in merger and acquisition related expenses, offset by an increase of $0.13 million in data processing and item processing services.

Income Taxes

The effective tax rates for the three and nine months ended September 30, 2015 were 38.0% and 38.9%, respectively.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2015 and 2014 based on the current estimate of the effective annual rate.

The effective tax rate of 9.6% for the nine months ended September 30, 2014 includes the second quarter 2014 $482,000 refunds claimed as well as the impact of the $157,000 partial reversal of a valuation allowance attributable to estimated future built-in losses that were recorded in 2013.

FINANCIAL CONDITION

Total assets were $474 million at September 30, 2015, a decrease of $5.8 million, or 1.2%, when compared to December 31, 2014.  Investment securities decreased by $1.6 million, or 4.5%, for the nine month period, while loans held for sale increased by $3.3 million, or 45.1%.  These changes were partially offset by a $3.7 million, or 0.9%, decline in loans held for investment.

Total deposits were $382 million at September 30, 2015, a decrease of $6.3 million, or 1.6%, when compared to December 31, 2014.  The decrease was primarily due to managed declines in certificates of deposits and seasonal deposit fluctuations, offset by a $0.2 million, or 0.2%, increase in non-interest bearing deposits.

Stockholders’ equity increased to $66.9 million at September 30, 2015 compared to $66.6 million at December 31, 2014.  The increase over the first nine months of 2015 includes increases related to corporate earnings and net market value adjustments on bank owned investment securities, offset by increases in the Bank’s retirement income plan liability due to changes in actuarial assumptions.  The book value of the Company’s common stock was $6.05 at September 30, 2015 and December 31, 2014.

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

Investment securities decreased $1.64 million, or 4.5%, to $35.1 million at September 30, 2015, from $36.7 million at December 31, 2014.  This decrease was primarily the result of purchases of $8.2 million of treasury, agency and corporate bonds, offset by sales and redemptions of treasury and agency securities and principal pay downs of $10.0 million.

Restricted Equity Securities

Restricted equity securities decreased $0.2 million, or 12.7%, to $1.6 million at September 30, 2015, from $1.9 million at December 31, 2014.  This decrease was the result of net redemptions of FHLB stock required as a result of decreased borrowings from the FHLB.

Loans Held for Sale

Loans held for sale were $10.5 million at September 30, 2015, compared to $7.2 million at December 31, 2014.  The increase in loans held for sale was due to new originations outpacing loan sales during the first nine months of 2015.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.  Expectations are for loans held for sale to decrease during the final quarter of 2015.

Loans

Loans, net of deferred fees and costs, decreased by $3.7 million, or 0.9%, to $389.4 million at September 30, 2015 from $393.1 million at December 31, 2014, primarily due to pay downs outpacing originations.

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

At September 30, 2015, we had 246 impaired loans totaling $35.6 million (including purchase credit impaired, or PCI, loans of $30.7 million).  Of this amount, 87 impaired loans totaling $6.0 million were classified as nonaccrual loans.  At September 30, 2015, troubled debt restructurings, or TDRs, included in impaired loans totaled $1.6 million, 19 loans of which were included in nonaccrual loans having a total balance of $1.3 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30, 2015	December 31, 2014

Nonaccrual loans excluding PCI loans	$4,645,251	$5,237,356
Nonaccrual PCI loans	1,375,128	1,620,710
TDR loans excluding those in nonaccrual loans or past due 90+ days	1,491,967	1,155,508
Accruing PCI loans past due 90+ days	3,353,614	5,380,847

Total nonperforming loans	10,865,961	13,394,421

Real estate acquired through foreclosure	1,977,262	1,480,472

Total nonperforming assets	$12,843,223	$14,874,893

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $12.84 million at September 30, 2015 from $14.87 million at December 31, 2014.  The decrease was primarily due to a $2.03 million decrease in accruing PCI loans past due 90+ days.  Nonperforming assets represented 2.71% of total assets at September 30, 2015, which represents a 0.39% decrease from the 3.10% recorded at December 31, 2014.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of September 30, 2015, these loans totaled $31.3 million and consisted primarily of Commercial Real Estate loans and Residential Real Estate loans which had balances of $13.5 million and $11.8 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The allowance was $1,619,755 at September 30, 2015, compared to $1,294,976 at December 31, 2014.  The allowance as a percentage of total portfolio loans was 0.42% at September 30, 2015 and 0.33% at December 31, 2014.  The allowance as a percentage of Bank originated loans was 0.88% at September 30, 2015 and 0.70% at December 31, 2014.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was a net unamortized discount of $0.6 million at September 30, 2015 and $0.7 million at December 31, 2014, which represented 3.2% and 3.3%, respectively, of the related loan balance at those dates.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was a net unamortized discount of $1.1 million and $1.3 million at September 30, 2015 and December 31, 2014, respectively, which represented 1.0% and 1.0%, respectively, of the related loan balance at those dates.  For non-impaired acquired legacy Slavie portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $1.8 million and $2.2 million at September 30, 2015 and December 31, 2014, respectively, which represented 3.9% and 3.9%, respectively, of the related loan balance at those dates.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three and nine months ended September 30, 2015, we recorded net charge-offs of $119,178 and $553,417, respectively, compared to net charge-offs of $190,769 and $301,967, respectively during the same periods of 2014.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of year (period)	$1,432,546	$1,099,646	$1,294,976	$851,000
Charge-offs:
Commercial & Industrial	-	-	(80,869)	-
Commercial Real Estate	-	(79,633)	(45,573)	(216,589)
Residential Real Estate	(64,036)	(125,827)	(324,751)	(163,304)
Home Equity Line of Credit	(5,518)	(15,508)	(60,156)	(79,492)
Land	-	-	-	-
Construction	(69,069)	-	(69,069)	-
Consumer & Other	(1,162)	-	(3,551)	-
Total charge-offs	(139,784)	(220,968)	(583,969)	(459,385)

Recoveries:
Commercial & Industrial	-	30,000	-	30,000
Commercial Real Estate	-	-	-	101,614
Residential Real Estate	14,606	-	15,997	5,542
Home Equity Line of Credit	6,000	-	13,000	9,844
Land	-	-	-	-
Construction	-	-	-	-
Consumer & Other	-	199	1,555	10,418
Total recoveries	20,606	30,199	30,552	157,418

Net charge-offs	(119,178)	(190,769)	(553,417)	(301,967)
Provision for loan loss	306,387	220,373	878,196	580,217

Balance at end of period	$1,619,755	$1,129,250	$1,619,755	$1,129,250

Net charge-offs annualized as a percentage of average loans	0.12%	0.19%	0.19%	0.12%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	September 30, 2015		December 31, 2014		2015 vs 2014
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$91,825,132	24%	$91,676,534	24%	$148,598	0%

Interest-bearing deposits:
Checking	49,177,857	13%	54,844,855	14%	(5,666,998)	-10%
Savings	37,481,843	10%	36,233,369	10%	1,248,474	3%
Money market	100,099,811	26%	82,651,992	21%	17,447,819	21%
Total interest-bearing checking, savings and money market deposits	186,759,511	49%	173,730,216	45%	13,029,295	7%

Time deposits under $100,000	46,672,413	12%	50,313,096	13%	(3,640,683)	-7%
Time deposits of $100,000 or more	56,313,080	15%	72,110,286	19%	(15,797,206)	-22%
Total time deposits	102,985,493	27%	122,423,382	32%	(19,437,889)	-16%

Total interest bearing deposits	289,745,004	76%	296,153,598	76%	(6,408,594)	-2%

Total Deposits	$381,570,136	100%	$387,830,132	100%	$(6,259,996)	-1%

Total deposits were $382 million at September 30, 2015, a decrease of $6 million, or 1%, when compared to December 31, 2014.  Within the deposit base, interest bearing checking account balances decreased $6 million, or 10%, interest bearing savings account balances increased by $1 million, or 3%, money market balances increased $17 million, or 21%, and time deposit balances decreased by $19 million, or 16%, when compared to the amounts at December 31, 2014.

The ratio of noninterest bearing deposits to total deposits was 24% as of September 30, 2015, unchanged from December 31, 2014.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network (the “Network”).  Through this deposit matching network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep service (“ICS”) deposits, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At September 30, 2015, we had $17.2 million in deposits through the Network compared to $8.9 million at December 31, 2014.  We can also choose to place deposits through the Network without receiving matching deposits.  At September 30, 2015, we had placed $0.2 million of deposits through the Network for which we received no matching deposits, compared to $0.3 million at December 31, 2014.

Borrowings

Borrowings at September 30, 2015 consisted of $20.6 million in FHLB advances and $0.3 million in Atlantic Community Bankers Bank advances, compared to $22 million and $0.2 million, respectively, at December 31, 2014.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At September 30, 2015, our total stockholders’ equity was $66.9 million, an increase from the $66.6 million recorded at December 31, 2014.  The increase was attributable to the retention of $1.4 million of corporate earnings and unrealized gains on investment securities of $0.2 million, offset by $1.5 million of net unrealized loss on our defined benefit pension plan.

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

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At September 30, 2015, $2.3 million of the Bank’s net deferred tax asset was included in common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

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

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
As of September 30, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital	$63,737	16.09%	$17,820	4.50%	$25,740	6.50%

Tier I Risk-Based Capital Ratio	$63,737	16.09%	$23,760	6.00%	$31,681	8.00%

Total Risk-Based Capital Ratio	$65,357	16.50%	$31,681	8.00%	$39,601	10.00%

Tier 1 Leverage Ratio	$63,737	13.19%	$19,331	4.00%	$24,164	5.00%

As of December 31, 2014:

Common Equity Tier 1 Capital	N/A	N/A	N/A	N/A	N/A	N/A

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier 1 Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

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

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations and capital.  Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold, loans held for sale, and securities available for sale.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by the Bank’s competitors.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $78.9 million at September 30, 2015.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  As of September 30, 2015, we had $7.2 million in cash and due from banks, $8.0 million in interest-bearing deposits with banks and federal funds sold, and $33.5 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $97.7 million with the FHLB of which $77.1 million was available to be drawn on September 30, 2015 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Federal Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $17.2 million of securities pledged at the FHLB, $0.1 million of securities pledged at the Federal Reserve Bank, and an additional $17.1 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $25.2 million as of September 30, 2015.  Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line.  At September 30, 2015, the Bank had $20.6 million of FHLB advances outstanding.

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

At September 30, 2015, the simulation analysis reflected that the Bank is in a slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

Mortgage Loan Repurchase Obligations:  We originates and sell mortgage loans, primarily to other financial institutions, and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers.  Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2015 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2015, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about shares of common stock purchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during the quarter ended September 30, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	-	-	-	250,000

August 2015	-	-	-	250,000

September 2015	173,293	$5.03	173,293	76,707
Total	173,293	$5.03	173,293

Note:

(1)

On July 30, 2015, the Company’s Board of Directors approved a stock purchase program that authorizes the Company to purchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The stock purchase program was publicly-announced on August 11, 2015.

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

BAY BANCORP, INC

Date	November 13, 2015	By:	/s/Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date	November 13, 2015	By:	/s/ Larry D. Pickett
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