Form 10-K
period 2015-12-31
BAY BANCORP, INC.
filed 2016-03-30
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant’s telephone number, including area code (410) 312-5400

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates was $39,389,127, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

At March 18, 2016, the number of shares outstanding of the registrant’s common stock was 11,062,932.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

BAY BANCORP, INC.

PART I

As used in this Annual Report, the term “the Company” refers to Bay Bancorp, Inc. and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Bay Bancorp, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements include projections, predictions, expectations or statements as to beliefs or future events or results, or refer to other matters that are not purely statements of historical facts.  Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions.  In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words.  You should be aware that those statements reflect only our predictions.  If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.  You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to identify and/or predict.  Actual results may differ materially from these forward-looking statements because of, among other factors:

•	changes in our plans and strategies and the results thereof;
•	the impact of acquisitions and other strategic transactions;
•

unexpected changes in the housing market, business markets, and/or general economic conditions in our market area, or a slower-than-anticipated economic recovery, which might lead to increased or decreased demand for loans, deposits and other products and services;

•	unexpected changes in market interest rates or monetary policy;
•	the impact of new laws, regulations and governmental policies and guidelines that might require changes to our business model;
•	changes in laws, regulations and governmental policies and guidelines that might impact our ability to collect on outstanding loans or otherwise negatively impact our business;
•	higher than anticipated loan losses or the insufficiency of the allowance for credit losses;
•	our potential exposure to various types of market risks, such as interest rate risk and credit risk;
•	our ability to recover the fair values of available for sale securities;
•	our obligation to fund commitments to extend credit and unused lines of credit;
•	changes in consumer confidence, spending and savings habits relative to the services we provide;
•	continued relationships with major customers;
•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;
•	the ability to continue to grow our business internally and through acquisition and successful integration of bank entities while controlling our costs;
•

changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect us specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”);

•	changes in our sources and availability of liquidity;
•	the impact of pending and future legal proceedings; and
•	losses that we may realize from off-balance sheet arrangements.

You should also consider carefully the risk factors discussed in Item 1A of Part I of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  The risks discussed in this annual report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

GENERAL

Bay Bancorp, Inc., a Maryland corporation organized in 1990, is a savings and loan holding company headquartered in Columbia, Maryland, that is the parent company of Bay Bank, FSB, a federal savings bank that is also headquartered in Columbia, Maryland (the “Bank”).  Until November 1, 2013, the Company operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s name was changed to Bay Bancorp, Inc.

On April 19, 2013, the Company completed its merger with Jefferson Bancorp, Inc. (“Jefferson”) with the Company as the surviving corporation (the “Jefferson Merger”).  The Jefferson Merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, Jefferson was deemed to have acquired the Company in the Jefferson Merger even though the Company was the legal successor in the Jefferson Merger, and the historical financial statements of Jefferson have become the Company’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Jefferson Merger are those of Jefferson, and the historical consolidated financial statements after the Jefferson Merger include the assets and liabilities of Jefferson and the Company, historical operations of Jefferson and operations of the combined Company after April l9, 2013.

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

On May 30, 2014, the Bank acquired certain assets and assumed substantially all deposits and certain other liabilities (the “Slavie Acquisition”) of Slavie Federal Savings Bank (“Slavie”), which was closed on May 30, 2014 by the Office of the Comptroller of the Currency (the “OCC”).  The Slavie Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement All Deposits, with the FDIC.  The Bank did not acquire any of Slavie’s other real estate owned.  Additionally, the Bank did not at closing commit to purchase any owned or leased bank premises of Slavie; however, the Bank was granted an option to elect following closing to purchase any or all of the banking premises owned by Slavie, or in the case of leased banking premises, to assume the lease.  The Bank terminated the lease for Slavie’s Bel Air location in October 2014 and extended its current lease at the Overlea branch.  See Note 2 for further information regarding the Slavie Acquisition.

During 2015, Bay purchased 170,492 shares of its common stock, at an average price of $5.03 per share, pursuant to the stock purchase program that the Board of Directors approved on July 30, 2015.  The program authorizes

Bay to purchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions, at Bay’s discretion.  The Board may modify, suspend or discontinue the program at any time.  In addition to the 79,508 shares remaining for purchase under the 2015 Repurchase Program, on February 24, 2016, the Company’s Board of Directors approved an additional stock purchase program that authorizes the Company to purchase up 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The stock purchase program was publicly-announced on February 26, 2016.

On December 18, 2015, the Company and Hopkins Bancorp, Inc. (“Hopkins”), the parent company of Hopkins Federal Savings Bank (“Hopkins Bank”), jointly announced the execution of a definitive merger agreement (the “Merger Agreement”) that provides for (i)  the merger of Hopkins with and into the Company, with the Company as the surviving corporation and (ii)  the merger of Hopkins Bank with and into the Bank, with the Bank as the surviving FSB (collectively, the “Hopkins Merger”).  At December 31, 2015, Hopkins had assets of approximately $239.8 million.  Under the terms of the Merger Agreement, the Company will acquire the outstanding shares of Hopkins common stock for cash equal to 105% of Hopkins’ tangible book value as of the closing, after giving effect to Hopkins’ payment of all of its transaction-related expenses, up to $625,000 in cash bonuses that Hopkins may, subject to regulatory approval, choose to pay to certain directors and employees at the closing (the “Hopkins Bonuses”), and a $16.0 million cash dividend that Hopkins proposes to pay to its stockholders prior to the closing (the “Hopkins Dividend”).  Based on Hopkins’ tangible book value at September 30, 2015 and 241,552 shares of Hopkins common stock outstanding, and after giving effect to Hopkins’ payment of the Bonuses, the Hopkins Dividend and its anticipated transaction-related expenses, the consideration to be paid for the outstanding shares of Hopkins common stock would be approximately $23.8 million in cash, with the stockholders of Hopkins receiving cash of approximately $98.44 for each share of Hopkins common stock owned at the effective time of the Hopkins Merger.  The Company will have the right to terminate the Merger Agreement if the merger consideration would exceed $25.7 million, and Hopkins will have the right to terminate the Merger Agreement if the merger consideration would be less than $21.4 million.  The Company anticipates that the Hopkins Merger will be consummated in the second quarter of 2016, but the Hopkins Merger is subject to regulatory approval so no assurance can be given as to when, if at all, the Hopkins Merger will be effective.  Additional information regarding the Hopkins Merger may be found in the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2015.

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

Our mortgage division is in the business of originating residential mortgage loans and then selling them to investors.  The mortgage banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market.  Mortgage banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.  Loans originated by the mortgage division are generally sold into the secondary market or retained by us as part of our balance sheet strategy.

The Bank has five wholly-owned subsidiaries.  Carrollton Community Development Corporation (“CCDC”) is a subsidiary that was created to promote, develop, and improve the housing and economic conditions of people in Maryland.  Historically, CCDC has generated revenue through the origination of loans, but it did not originate any loans in 2014 or 2015 and is in the process of being dissolved.  The Bank’s three limited liability company subsidiaries manage and dispose of real estate acquired through foreclosure or by deed in lieu of foreclosure.  Bay Financial Services, Inc. is an inactive subsidiary that was established to provide brokerage services and a variety of financial planning and investment options to customers.

AVAILABILITY OF INFORMATION

We make available through the Investor Relations area of our website, at www.baybankmd.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, news releases on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  In general, we intend that these reports be available as soon as practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”).  The SEC maintains a website (www.sec.gov) where these filings are also available through the SEC’s EDGAR system.  There is no charge for access to these filings through either our site or the SEC’s site.

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

PRODUCTS AND SERVICES

General

Our primary market focus is on making loans to and gathering deposits from small and medium-sized businesses and their owners, professionals and executives, real estate investors and individual consumers in our primary market area.  We lend to customers throughout Maryland, with our core market being the Baltimore Metropolitan Statistical Area and along the Baltimore-Washington corridor.  To a limited extent, we lend to customers in neighboring states.  Our lending activities consist generally of short to medium term commercial lending, commercial mortgage lending for both owner occupied and investor properties, residential mortgage lending and consumer lending, both secured and unsecured.  A substantial portion of our loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

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

Commercial Real Estate Lending

We finance commercial real estate for our clients, for both owner-occupied properties and investor properties (including residential properties).  We generally will finance owner-occupied and investor commercial real estate at a maximum loan-to-value ratio of 80%.  Our underwriting policies and processes focus on the underlying credit of the owner-occupied real estate and on the rental income stream (including rent terms and strength of tenants) for investor commercial real estate as well as an assessment of the underlying real estate.  Risks inherent in managing a commercial real estate portfolio relate to vacancy rates/absorption rates for surrounding properties, sudden or gradual drops in property values as well as changes in the economic climate.  We attempt to mitigate these risks by carefully underwriting loans of this type as well as by following appropriate loan-to-value standards.  We are cash flow lenders and never rely solely on property valuations in reaching a lending decision.  Personal guarantees are often required for commercial real estate loans as they are for other commercial loans.  Most of our real estate loans carry fixed interest rates and amortize over 20 – 25 years with five- to 10-year maturities.  Properties securing our commercial real estate loans primarily include office buildings, office condominiums, distribution facilities, retail properties, manufacturing plants and apartment projects.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Residential Real Estate Lending

We originate a variety of consumer-oriented residential real estate loans.  Residential mortgage loans consist primarily of first mortgage loans to individuals, most of which have a loan-to-value not exceeding 89.9%.  The remainder of this portion of our portfolio consists of home equity lines of credit and fixed rate home equity loans.  Our residential real estate loans are generally for owner-occupied single family homes.  These loans are generally for a primary residence although we will occasionally originate loans for a second home where the borrower has strong credit.  Our residential real estate loans are generally either fixed rate loans with thirty-year terms for conventional mortgages , ten-year terms for jumbo mortgages or five-, seven-, and 10-year adjustable rate mortgages with a 30-year amortization.

Our home equity loans and home equity lines of credit are primarily secured by a second mortgage on owner-occupied one-to-four family residences.  Our home equity loans are originated at fixed or adjustable interest rates and with terms of between five and 20-years and are fully amortizing.  Our home equity lines allow for the borrower to draw against the line for ten years, after which the outstanding balance is amortized over twenty years.  Home equity lines of credit carry a variable rate of interest and are interest only during the draw period.  Home equity loans and lines of credit are generally underwritten with a maximum combined loan-to-value ratio of 80% although in some instances the combined loan-to-value ratio may reach 89.9%.  We require appraisals or valuations on all real estate loans – both commercial and residential.  At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.  Home equity loans and lines of credit greater than $50,000 also require title insurance, and borrowers must obtain hazard insurance, and flood insurance, if applicable.

Home equity loans and lines of credit generally have greater risk than one-to-four family residential mortgage loans.  In these cases, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  In particular, because home equity loans are secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans.  Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

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

We require appraisals or valuations of all real property securing one-to-four family residential and commercial real estate loans and home equity loans and lines of credit.  All appraisers are state licensed or state certified appraisers, and a list of approved appraisers is maintained and updated on an annual basis.

Deposit Activities

Deposits are the major source of our funding.  We offer a broad array of consumer and business deposit products that include demand, money market, and savings accounts, as well as time deposits.  We offer through key technology partnerships a competitive array of commercial cash management products, which allow us to attract demand deposits.  We believe that we pay competitive rates on our interest-bearing deposits.  As a relationship oriented organization, we generally seek to obtain deposit relationships with our loan clients.

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

Mortgage Banking Activities

In addition to originating residential mortgages to hold in our portfolio, we also originate residential mortgage loans for resale in the secondary mortgage market through our mortgage division.  These loans are also underwritten pursuant to standard underwriting guidelines.  While our intent is to sell all loans originated as loans held for sale, we occasionally are unable to sell a loan due to some underwriting defect.  These loans are transferred to the loan portfolio at the lower of their cost or fair value as of the date of transfer.  Loans held for sale are sold with servicing rights released; gains or losses are recorded at the sale commitment date.

We originate residential mortgage loans primarily as a correspondent lender.  Because the loans are originated within investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, sold loans have limited recourse provisions.  Most contracts with investors contain recourse periods.  In general, we may be required to repurchase a previously sold mortgage loan, return the service release premium and/or pay an administrative fee if there is non-compliance with defined loan origination or documentation standards.  In addition, we may have an obligation to repurchase a loan if the mortgagor has defaulted or paid the loan off early in the loan term.  The potential default repurchase period varies by investor but can be up to nine months after sale of the loan to the investor.

We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. IRLCs).  Such IRLCs on mortgage loans to be sold into the secondary market are considered derivatives.  To protect against the price risk inherent in residential mortgage loan commitments, we utilizes "best efforts” forward sales contracts in delivering loans to investors.  Under a "best efforts" contract, we commit to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to the price representing a premium on the day the borrower commits to an interest rate that it will pay for the loan it purchases from the Company if the loan to the underlying borrower closes.  We protect ourselves from changes in interest rates through the use of forward sales commitments.  The market values of IRLCs and forward sales contracts are not readily ascertainable because they are not actively traded.  Because of the high correlation between IRLCs and forward sales contracts, we are not generally exposed to gains or losses on loans as a result of changes in interest rates.

Other Banking Products

We offer our customers wire transfer services, ACH services, ATM and check cards, automated teller machines at most of our full service branch locations, safe deposit boxes at some full service locations and credit cards through a third party processor.  In addition to traditional deposit services, we offer telephone banking services, mobile banking, internet banking services and internet bill paying services to our customers.  We also offer remote deposit capture to our commercial customers and mobile capture to our business and consumer customers.

EMPLOYEES

As of December 31, 2015, the Bank had 144 full-time and 12 part-time employees.  None of our employees are represented by a union or covered under a collective bargaining agreement.  Management considers its employee relations to be excellent.

SUPERVISION AND REGULATION

General

The Company is a savings and loan holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Home Owners Loan Act of 1933, as amended (the “HOL Act”), and, as such, is subject to the supervision, examination and reporting requirements of the HOL Act and the regulations of the Federal Reserve.  As a publicly traded company whose common stock is registered under Section 12(b) of the Exchange Act and listed on the NASDAQ Capital Market, the Company is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

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

Federal Banking Regulation

Business Activities

As an FSB, the Bank derives its lending and investment powers from the HOL Act and the regulations, pronouncements or guidance of the OCC.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of securities and certain other loans and assets.  Specifically, the Bank may originate, invest in, sell, or purchase unlimited loans on the security of residential real estate, while loans on nonresidential real estate generally may not, on a combined basis, exceed 400% of the Bank’s total capital.  In addition, secured and unsecured commercial loans and certain types of commercial personal property leases may not exceed 20% of the Bank’s assets; however, amounts in excess of 10% of assets may only be used for small business loans.  Further, the Bank may generally invest up to 35% of its assets in consumer loans, corporate debt securities and commercial paper on a combined basis, and up to the greater of its capital or 5.0% of its assets in unsecured construction loans.  The Bank may invest up to 10% of its assets in tangible personal property, for rental or sale.  The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank directly, including real estate investment and insurance agency activities.  A violation of the lending and investment limitations may be subject to the same enforcement mechanisms of the primary federal regulator as other violations of a law or regulation.

Capital Requirements

Federal regulations require federally insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.  These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act (the “Basel III Capital Rules”).

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At December 31, 2015, the Bank’s capital exceeded all applicable regulatory requirements and the Bank was considered well capitalized.

Loans-to-One Borrower

Generally, an FSB may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2015, the Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test

As an FSB, the Bank is subject to a qualified thrift lender (“QTL”) test.  Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means the total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the FSB’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.  At December 31, 2015, the Bank satisfied the QTL test.  An FSB that fails the QTL test must operate under specified restrictions, including limits on growth, branching, new investment and dividends.  As a result of the Dodd-Frank Act, noncompliance with the QTL test is subject to regulatory enforcement action as a violation of law.

Capital Distributions

OCC regulations govern capital distributions by an FSB, which include cash dividends, stock repurchases and other transactions charged to the FSB’s capital account.  An FSB must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the FSB’s net income for that year to date plus the FSB’s retained net income for the preceding two years;

•	the FSB would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC imposed condition; or

•	the FSB is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every FSB that is a subsidiary of a holding company must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC may disapprove an application or object to a notice of proposed distribution if:

•	the FSB would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act of 1991 (the “FDI Act”) provides that an insured depository institution shall not make any capital distribution if the institution would be undercapitalized after making such distribution.

Liquidity

An FSB is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  Historically, the regulation and monitoring of liquidity has been addressed as a supervisory matter, without required formulaic measures.  The liquidity framework under the Basel III Capital Rules requires banks and their holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation.  One test, referred to as the LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario.  The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one year time horizon.  These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.  In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for savings and loan holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank.

Community Reinvestment Act and Fair Lending Laws

All FSBs have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OCC to help meet the credit needs of their communities, including low and moderate income borrowers.  In connection with its examination of an FSB, the OCC is required to assess the FSB’s record of compliance with the CRA.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An FSB’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  As of December 31, 2015, the Bank’s CRA rating was “Satisfactory.”  All FDIC-insured institutions are required to make available to the public their most recent CRA performance evaluation.

Transactions with Related Parties

An FSB’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve.  An affiliate is generally a company that controls  or is under common control with an insured depository institution such as the Bank.  The Company is an affiliate of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In addition, OCC regulations prohibit an FSB from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low quality assets and be on terms that are at least as favorable to the institution as comparable transactions with non-affiliates.  The OCC requires FSBs to maintain detailed records of all transactions with affiliates.

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

Enforcement

The OCC has primary enforcement responsibility over FSBs and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an FSB.  Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations

Under the Federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  The previously mentioned final capital rule effective January 1 , 2015 revised the prompt corrective action categories to incorporate the revised minimum capital requirements, effective the same date.  See the discussion above under the heading, “Capital Requirements.”

Under the revised categories, a savings institution that has total risk-based capital of less than 8%, a leverage ratio that is less than 4%, a Tier 1 risk-based capital ratio that is less than 6%, or a common equity Tier 1 ratio of less than 4.5% is considered to be undercapitalized.  A savings institution that has total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a leverage ratio that is less than 3%, or a common equity Tier 1 ratio of less than 3% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized."

Generally, the banking regulator is required to appoint a receiver or conservator for an FSB that is “critically undercapitalized.”  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  A parent holding company for the institution involved must guarantee performance under the capital restoration plan up to the lesser of the institution’s capital deficiency when deemed undercapitalized or 5% of the institution’s assets.  In addition, numerous mandatory supervisory actions become immediately applicable to the FSB, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized FSBs, including the issuance of a capital directive and individual minimum capital requirements and the replacement of senior executive officers and directors.

At December 31, 2015, the Bank met the criteria for being considered “well-capitalized”.

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

Prohibitions Against Tying Arrangements

FSBs are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System

The Bank is a member of the FHLB, which is one of 12 regional banks in the Federal Home Loan Bank System.  The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership.  As of December 31, 2015, the Bank was in compliance with this requirement.

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

•

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act", which requires FSBs to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties.  Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Supervision and Regulation of Mortgage Banking Operations

Our mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans' Administration (“VA”), and Fannie Mae with respect to originating, processing, selling and servicing mortgage loans.  Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts.  Lenders such as us are required annually to submit audited financial statements to Fannie Mae, FHA and VA.  Each of these regulatory entities has its own financial requirements.  We are also subject to examination by the Federal Reserve, Fannie Mae, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures.  Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.  Our mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015.  As of December 31, 2015, we are in compliance with these integrated mortgage disclosure rules.

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

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital

Savings and loan holding companies have not historically been subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable within Tier 1 capital by bank holding companies, within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Dividends

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions and stock repurchases.

Source of Strength Doctrine

The “source of strength doctrine” requires bank holding companies to provide financial assistance to their subsidiary depository institutions in the event the subsidiary depository institution experiences financial distress.  The Dodd-Frank Act extends the source of strength doctrine to savings and loan holding companies.  The Federal Reserve has issued regulations requiring that all bank holding companies and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws.  We are subject to Sarbanes-Oxley Act because we are required to file periodic reports with the SEC under the Exchange Act.  Among other things, Sarbanes-Oxley Act, its implementing regulations and related NASDAQ Stock Market rules have established membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional financial statement certification responsibilities for our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, and required management to evaluate our disclosure controls and procedures and our internal control over financial reporting.

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

Risks Relating to the Company and its Affiliates

The Company’s future success depends on the successful growth of its subsidiaries.

The Company’s primary business activity for the foreseeable future will be to act as the holding company of the Bank and its other direct and indirect subsidiaries.  Therefore, the Company’s future profitability will depend on the success and growth of these subsidiaries.  In the future, part of our growth may come from buying other depository institutions and buying or establishing other companies.  Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first.  A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

We could experience significant difficulties and complications in connection with our growth and acquisition strategy, including the proposed Hopkins Merger.

We grew significantly in 2013 and 2014 through acquisitions and have applied for approval of the Hopkins Merger that is expected to close in the second quarter of 2016.  We intend to continue to grow both organically and by acquiring financial institutions and branches.  However, the market for acquisitions is highly competitive.  We may not be as successful in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches as we currently anticipate.  Even if we are successful with this strategy, we may not be able to manage this growth adequately and profitably due to unforeseen risks including:

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

Finally, we may expend significant cash and other resources in connection with a proposed acquisition, such as the Hopkins Merger, that, ultimately, may not be approved by our regulators or the institution’s stockholders, or may not close due to unforeseen circumstances, such as inaccurate representations and warranties made by a party in the definitive acquisition agreement, a party’s breach of its covenants contained in the definitive acquisition agreement, material changes in conditions, and other situations that may be negotiated and agreed upon by the parties.  In addition, we may change our strategies in contemplation of such an acquisition and its anticipated effects on our financial condition and/or results of operations.  If an acquisition does not close, then these factors could have a material adverse effect on our future financial condition and results of operations and/or could cause our future financial condition and results of operations to differ materially from our expectations.  Moreover, a failed acquisition could significantly harm our reputation and cause our investors and customers to lose confidence in us.

We face intense competition in our target markets.

The financial services industry, including commercial banking, mortgage banking, consumer lending and home equity lending, is highly competitive, and we will continue to encounter strong competition for deposits, loans and other financial services in our target markets in each of our lines of business.  Our principal competitors in our target markets are other FSBs, commercial banks and credit unions.  However, additional competition is and will continue to be provided by mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions and mortgage companies with respect to some of our products and services.  Many of our non-bank competitors are not subject to the same degree of regulation as us and thus have advantages over us in providing certain services.  Many of our bank and credit union competitors are significantly larger than us and have greater access to capital and other resources, higher lending limits and larger branch networks.  These competitive factors may have a material adverse effect on the profitability of our lending and deposit operations.

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

Although economic conditions have improved since the economic recession ended in June 2009, certain sectors, such as real estate and manufacturing, remain weak.  Future declines in real estate values, home sales volumes, and financial stress on borrowers as a result of an uncertain economic environment could have an adverse effect on our customers, which could adversely affect our financial condition and results of operations.  In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending.  Any deterioration in local economic conditions could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

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

The occurrence of any of the above or similar conditions could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition, results of operations and cash flows.

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

To absorb probable, incurred loan losses that we may realize, we recognize an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience, and delinquency trends.  However, we cannot estimate loan losses with certainty, and we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses.  If charge offs exceed our allowance, our earnings would be adversely affected.  In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination.

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

Our commercial real estate loan portfolio represented approximately 43% of the total loan portfolio as of December 31, 2015.  Underwriting and portfolio management activities cannot eliminate all risks related to these loans.  Commercial real estate loans will typically be larger than consumer loans and may pose higher risks than other types of loans.  This portfolio is bifurcated into “investor” and “owner-occupied” classes, with investor loans representing approximately 67% of the commercial real estate loan portfolio and 29% of the total loan portfolio.  The primary source of repayment for investor commercial real estate loans is through the income stream generated by the property or successful development and sale of their properties.  We may incur losses on investor commercial real estate loans due to declines in occupancy rates, rental rates and capitalization rates, which may decrease property values and may potentially decrease the likelihood that a borrower may find permanent financing alternatives.

At December 31, 2015, owner-occupied commercial real estate loans represented approximately 33% of the commercial real estate loan portfolio and 14% of the total loan portfolio.  The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.  If we are required to liquidate the collateral securing a loan to satisfy the debt, our earnings and capital could be adversely affected.

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

We are required by the Sarbanes-Oxley Act to establish and maintain effective disclosure controls and procedures and an effective system of internal control over financial reporting.  These control systems are intended to provide reasonable assurance that material information relating to us is made known to management and reported as required by the Exchange Act, to provide reasonable assurance regarding the reliability and preparation of our financial statements, and to provide reasonable assurance that fraud and other unauthorized uses of our assets are detected and prevented.  Any failure to maintain an effective internal control environment could impact our ability to report financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact our business and stock price.

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

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers.  The CFPB has also been directed to adopt rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  The concept of what may be considered to be an “abusive” practice is new under the law.  The full scope of the impact of this authority has not yet been determined.

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

On November 12, 2009, the Federal Reserve announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions.  Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  These new rules negatively impacted the Banks’ noninterest income in 2014 and 2015 and may do the same in future periods.

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

We may be adversely affected by other recent legislation and rule-making efforts.

In November 2009, the Federal Reserve announced amendments to Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents, or opts-in, to the overdraft service for those types of transactions.  These amendments became effective on July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  The Banks’ non-interest income in 2014 and 2015 was adversely affected by these amendments, and it may continue to be adversely affected in future periods.

In addition, the Federal Reserve has issued rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets.  Although we are not subject to these rules, market forces may effectively require the Bank to adopt a debit card interchange fee structure that complies with these rules, in which case our non-interest income for future periods could be materially and adversely affected.

The Gramm-Leach-Bliley Act (the “GLB Act”) repealed restrictions on banks affiliating with securities firms and it also permitted certain bank holding companies to become financial holding companies.  Financial holding companies are permitted to engage in a host of financial activities, and activities that are incidental to financial activities, that are not permitted for bank holding companies who have not elected to become financial holding companies, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities.  The GLB Act may increase the competition that we face from other financial institutions, which could adversely impact our financial condition and/or results of operations in future periods.

The Sarbanes-Oxley Act requires management of every publicly traded company to perform an annual assessment of the company’s internal control over financial reporting and to report on whether the system is effective as of the end of the company’s fiscal year.  If our management were to discover and report significant deficiencies or material weaknesses in our internal control over financial reporting, then the market value of our securities and shareholder value could decline.

The USA Patriot Act requires certain financial institutions, such as the Bank, to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism.  This law includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  If we fail to comply with this law, we could be exposed to adverse publicity as well as fines and penalties assessed by regulatory agencies.

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

When mortgage loans are sold, it is customary for the seller to make representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated.  The whole loan sale agreements require the repurchase or substitution of mortgage loans in the event we breach any of these representations or warranties.  In addition, there may be a requirement to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan.  We receive a limited number of repurchase and indemnity demands from purchasers as a result of borrower fraud and early payment default of the borrower on mortgage loans.  While we have enhanced our underwriting policies and procedures and maintain adequate reserves, these steps may not be effective or reduce the risk associated with loans sold in the past.  If repurchase and indemnity demands increase materially, the Company’s results of operations could be adversely affected.

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

The Company’s ability to pay cash dividends in the future will be largely dependent upon the receipt of dividends from the Bank, and the Bank’s ability to pay dividends will depend primarily on its future earnings and capital needs.  Bank regulatory agencies have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.  Banks that are considered “troubled institutions” are prohibited by federal law from paying dividends altogether.  In addition, FSBs, like the Bank, must either submit an application or prior notice to the OCC before making a distribution to its stockholders, and the OCC has the authority to deny or object to that distribution.  In any event, the declaration and payment of dividends and the amounts thereof are at the discretion of the board of directors.  Thus, no assurance can be given that the Company or the Bank will declare or pay dividends in any future period.

The Bank’s ability to pay dividends to the Company is limited by regulatory agreement.

The Bank is a party to an Operating Agreement with the OCC (the “Operating Agreement”) that imposes certain minimal capital requirements on the Bank.  In the Operating Agreement, the Bank agreed that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including these capital requirements.  The Company and Bank have applied for regulatory approval to pay a one-time cash dividend related to the planned Merger with Hopkins.  Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying dividends beyond the foregoing described need for the foreseeable future.  Because the Company’s ability to pay dividends on its common stock is largely dependent on its receipt of dividends from the Bank, the Company likewise does not anticipate paying a dividend on its common stock for the foreseeable future.

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

ITEM 2. PROPERTIES

Our headquarters are located in Columbia, Maryland.  As of December 31, 2015, the Bank operated 11 full-service branches, of which six were owned by the Bank and five were leased.  See Note 7 to the Notes to the Consolidated Financial Statements for additional information.

We own the following properties, which had an aggregate book value of $2.4 million at December 31, 2015:

Location	Description
1740 East Joppa Road	Full service branch with drive thru and leased office space
Towson, MD 21234

427 Crain Highway	Full service branch with drive-thru
Glen Burnie, MD 21061

531 South Conkling Street	Full service branch with drive-thru
Baltimore, MD 21224

We lease the following facilities at an aggregate annual rental of approximately $1.6 million as of December 31, 2015:

Location	Description	Lease Expiration Date (1)
1066-70 Maiden Choice Lane	Full service branch with detached drive-thru	30-Apr-16
Arbutus, MD 21229

9515 Deerco Road, Suites 400 and 408	Mortgage banking offices	28-Feb-17
Timonium, MD 21093

7151 Columbia Gateway Dr., Ste. A	Executive, administrative, and operational offices as well as	30-Apr-19
Columbia, MD 21046	electronic banking and full service branch offices

2328 West Joppa Road,	Loan offices as well as a full service branch	30-Sep-19
Lutherville, MD 20193

3700 E. Northern Parkway	Full service branch	31-Aug-17
Baltimore, MD 21200

344 N. Charles Street	Full service branch	31-Mar-23
Baltimore, MD 21201

602 Hoagie Drive	Full service branch	30-Nov-24
Bel Air, MD 21014 (2)

10301 York Road	Full service branch	31-May-26
Cockeysville, MD 21030 (2)

4040 Schroeder Avenue	Full service branch	31-Jan-28
Perry Hall, MD 21128 (2)

(1)	Expiration date, assuming the Company does not exercise all extension options.
(2)	Represents Ground leases for these facilities that are otherwise owned by the Bank.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal actions arising from normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, are not expected to have a material adverse impact on our results of operation or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR BAY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK LISTING

The Company’s common stock is listed on The NASDAQ Capital Market under the symbol “BYBK”.  As of March 18, 2016, there were 294 holders of record of the Company’s common stock, which does not include any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or by broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

TRANSFER AGENT AND REGISTAR

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Co. LLC, 6201 15th Avenue, Brooklyn, NY 11219.

DIVIDENDS

The Company’s ability to declare and pay dividends is limited by federal banking laws and Maryland corporation laws.  Further, because the Company is primarily a holding company for the Bank and its other subsidiaries, the Company’s ability to pay dividends will largely depend on whether the Bank is able to pay dividends to the Company.  Banking regulations limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, in connection with the Jefferson Merger, the Bank entered into the Operating Agreement.  Under the Operating Agreement, the Bank may not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including its minimum capital requirements.  The Bank has applied for regulatory approval to pay a large, one-time cash dividend to the Company so that the Company can acquire all of the outstanding shares of common stock of Hopkins in the Hopkins Merger.  Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying dividends beyond the foregoing described need for the foreseeable future.  Notwithstanding the foregoing, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors.  Accordingly, there can be no assurance that dividends will be declared in any future period.

QUARTERLY STOCK INFORMATION

The high and low closing sales prices for the shares of the Company’s common stock for each quarterly period of 2015 and 2014 as reported on the NASDAQ Capital Market are set forth in the following table:

	High	Low
2015
1st Quarter	$5.21	$4.31
2nd Quarter	5.48	5.12
3rd Quarter	5.40	4.87
4th Quarter	5.34	5.00

2014
1st Quarter	$5.25	$4.85
2nd Quarter	5.50	4.83
3rd Quarter	5.37	4.54
4th Quarter	4.79	4.33

On March 18, 2016, the closing sales price of the common stock, ticker BYBK, as reported on the NASDAQ Capital Market was $4.949 per share.

ISSUER REPURCHASES

On July 30, 2015, the Company’s Board of Directors approved a stock purchase program (the “2015 Repurchase Program”) that authorizes the Company to purchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The stock purchase program was publicly-announced on August 11, 2015.  In September 2015, the Company purchased 170,492 shares of its common stock at an average price per share of $5.03.  In addition to the 79,508 shares remaining for purchase under the 2015 Repurchase Program, on February 24, 2016, the Company’s Board of Directors approved a new stock purchase program that authorizes the Company to purchase an additional 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The stock purchase program was publicly-announced on February 26, 2016.

During the quarter ended December 31, 2015, neither the Company nor any of its affiliates (as defined by Rule 10b-18 promulgated under the Exchange Act) repurchased any shares of the Company’s common stock.

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding Bay’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	2015	2014	2013(1)	2012	2011
Consolidated Income Statement Data:
Interest income	$23,209,506	$24,115,000	$19,019,543	$9,825,529	$9,165,793
Interest expense	1,834,883	1,257,199	1,261,969	572,127	701,238
Net interest income	21,374,623	22,857,801	17,757,574	9,253,402	8,464,555
Provision for loan losses	1,142,522	801,688	842,207	733,817	1,256,656
Net interest income after provision for loan losses	20,232,101	22,056,113	16,915,367	8,519,585	7,207,899
Bargain purchase gain	—	524,432	2,860,199	—	—
Other noninterest income	5,373,969	7,181,749	6,084,779	412,682	1,953,098
Merger related expense	22,097	1,028,239	2,041,756	916,174	—
Other noninterest expenses	22,518,543	26,428,132	20,073,365	7,313,090	7,529,188
Income before income taxes	3,065,430	2,305,923	3,745,224	703,003	1,631,809
Income taxes (benefit)	1,134,665	(726,785)	504,090	645,450	828,605
Net income	$1,930,765	$3,032,708	$3,241,134	$57,553	$803,204

Shares outstanding and per share data:
Average shares outstanding	11,040,159	10,370,795	8,322,811	5,829,140	5,826,789
Diluted average shares outstanding	11,178,133	10,565,336	8,342,646	5,829,140	5,826,789
Number of shares outstanding, at year-end	11,062,932	11,014,517	9,379,753	5,831,963	5,820,854
Net income - basic per share	$0.17	$0.29	$0.39	$0.01	$0.14
Net income - diluted per share	0.17	0.29	0.39	0.01	0.14
Dividends declared per share	—	—	—	—	—
Book value per share at period end	6.13	6.05	5.82	4.65	4.6

Financial Condition data:
Assets	$491,161,838	$479,942,985	$419,089,303	$133,243,868	$129,867,364
Investment Securities	34,925,398	36,665,607	36,586,669	9,716,626	14,674,092
Loans (net of deferred fees and costs)	393,240,567	393,051,192	320,680,332	101,736,172	97,020,049
Allowance for loan losses	1,773,009	1,294,976	851,000	655,942	824,653
Deposits	367,415,938	387,830,132	360,933,471	100,672,130	97,959,516
Borrowings	52,300,000	22,150,000	—	—	—
Stockholders’ equity	67,682,489	66,643,286	54,554,268	31,824,416	31,394,875

Average Balances:
Assets	$481,145,938	$459,782,360	$358,397,210	$127,786,614	$129,655,061
Investment Securities	36,649,655	36,561,271	24,427,877	11,486,249	16,667,155
Loans	389,684,221	364,511,290	259,698,504	97,871,329	91,976,636
Interest-bearing Deposits	290,969,449	292,056,338	231,245,789	73,365,709	78,770,578
Borrowings	23,188,219	9,269,231	92,328	18,306	19,178
Stockholders' equity	65,747,418	61,530,969	48,537,003	30,016,583	28,329,221

Selected performance ratios:
Return on average assets	0.40%	0.66%	0.90%	0.05%	0.62%
Return on average equity	2.94%	4.93%	6.68%	0.19%	2.84%
Yield on average interest-earning assets	5.10%	5.60%	5.71%	7.89%	7.26%
Rate on average interest-bearing liabilities	0.58%	0.42%	0.55%	0.78%	0.89%
Net interest spread	4.51%	5.18%	5.16%	7.11%	6.37%
Net interest margin	4.70%	5.31%	5.33%	7.43%	6.70%

Asset Quality ratios:
Allowance for loan losses to loans	0.45%	0.33%	0.27%	0.64%	0.85%
Nonperforming loans to total loans	2.26%	3.41%	2.59%	5.30%	7.31%
Nonperforming assets to total assets	2.10%	3.10%	2.29%	4.91%	6.62%
Net charge-offs to average loans	0.03%	0.10%	0.25%	0.92%	1.21%

Capital ratios:
Leverage ratio (2)	13.75%	12.94%	11.41%	22.23%	22.36%
Tier 1 risk-based capital ratio (2)	16.14%	16.31%	14.42%	27.16%	27.85%
Total risk-based capital ratio (2)	16.58%	16.66%	14.68%	27.76%	28.59%
Average equity to average assets	13.66%	13.38%	13.54%	23.49%	21.85%

(1)	On April 19, 2013, Jefferson completed its acquisition of Carrollton Bancorp. All transactions since the acquisition date are included in our consolidated financial statements.
(2)	Capital ratios reported for Bay Bank, FSB.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The merger and acquisition completed over the last several years have strengthened our market position geographically and enhanced our delivery channels, allowing us to provide extraordinary customer service while delivering a fuller range of products and services and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division and electronic banking division.  Amid the growth, our focus is on a high quality balance sheet, expense efficiency and improved profitability.  Our team’s efforts increased the Company’s pre-tax profitability by 33% in 2015, when compared to 2014, which is also a $3.7 million increase in pre-tax earnings after adjusting for non-recurring items in 2014 (bargain purchase gain and exit of the Individual Retirement Account (“IRA”) product line).  We accomplished this increase by growing our originated loan portfolio by 33%, while reducing our noninterest expense by $4.9 million, or 18%, when compared to 2014.  While we did not grow total assets appreciably during 2015, our efforts to resolve acquired loans led to a reduction of our classified asset ratio to 26% at December 31, 2015 from 47% at December 31, 2014.  Assuming that the pending Hopkins Merger closes as expected, management believes that we are poised to increase scale, profitability and leverage that will together lead to improved returns on our strong capital base.

The Bank’s relationship management activities resulted in net new loan growth in the Bank’s originated portfolio by a 32.5% annualized pace in 2015.  Deposit mix changes were favorable, with planned declines in certificate of deposit balances offset by core interest bearing and noninterest-bearing deposit growth, leading to an attractive 0.40% cost of funds for the fourth quarter of 2015.  The Bank has a very strong capital position and capacity for future growth with total regulatory capital to risk weighted assets of 16.6% as of December 31, 2015.  The Bank has a proven record of success in acquisitions and acquired problem asset resolutions and, at December 31, 2015, had $9.4 million in remaining net purchase discounts on acquired loan portfolios.

On May 27, 2015, the Company elected two new members to its Board of Directors.  Pierre Abushacra is a resident of Montgomery County, Maryland and the founder and CEO of Firehook Bakery, a retail and wholesale bakery with 10 locations in the broader Washington, D.C. market.  Michael Chiaramonte is the founder and former President of the Southern Maryland Healthcare System based in Prince George’s County, Maryland before its sale to MedStar.

The Bank opened a new full service branch on April 27, 2015 in recognition of its desire to expand further south toward the Washington, D.C. corridor.  This is the Bank’s first branch in Howard County, Maryland.  On July 1, 2015, the Bank moved its corporate headquarters to Columbia, Maryland demonstrating that while the Bank’s primary geographic footprint has historically been the greater Baltimore metropolitan area, the Bank continues to expand in the growing Howard County market and is part of a strategic extension of the Bank’s presence towards the Washington D. C. corridor.  The headquarters change resulted in 14 associates relocating to Columbia and 13 associates remaining in the Lutherville sales offices.

On July 30, 2015, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its common stock over a 12-month period.  The repurchase program does not obligate the Company to acquire any shares, but permits the Company to repurchase the shares in open market and/or privately negotiated transactions in amounts, at prices and at times determined by the Company’s President and the Chief Executive Officer.  The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion.  During 2015, the Company purchased 170,492 shares of its common stock, at an average price of $5.03 per share, under this program.  On February 24, 2016, the Board of Directors elected to continue the Company’s stock purchase efforts by authorizing the purchase of an additional 250,000 shares of common stock over a 12-month period.

On December 18, 2015, the Company and Hopkins announced the Hopkins Merger.  At December 31, 2015, Hopkins had assets of approximately $239.8 million.  The transaction is valued at approximately $23.8 million.  The Hopkins Merger, which is subject to regulatory approval, is anticipated to close in the second quarter of 2016.  Additional information regarding the Merger may be found in the Company’s Current Report on Form 8-K that was filed with the SEC on December 21, 2015.

Balance Sheet Review

Total assets were $491 million at December 31, 2015, an increase of $11 million, or 2%, when compared to December 31, 2014.  The increase was due mainly to an $18 million increase in liquid assets during the year ended December 31, 2015.  Investment securities decreased by $1.7 million, or 5%, for the year ended December 31, 2015, while loans held for sale decreased by $2.4 million, or 33%.

Total deposits were $367 million at December 31, 2015, a decrease of $20 million, or 5%, when compared to December 31, 2014.  The decrease was due to managed declines in certificates of deposits, offset by a $10 million, or 11.1% increase, in noninterest bearing deposits.  Certificates of deposits funding has been temporarily replaced with short term FHLB advances, improving the cost of funds, while the Bank prepares to integrate Hopkins Bank’s deposit funded balance sheet following the pending Hopkins Merger.  Short term borrowings were $52 million at December 31, 2015, an increase of $30 million, or 136%, when compared to December 31, 2014.

Stockholders’ equity increased to $67.7 million at December 31, 2015, when compared to $66.6 million at December 31, 2014.  The $1.1 million increase resulted primarily from the $1.9 million retention of corporate earnings and $0.9 million issuance of common stock under the Company’s stock option plans, offset by a $1.0 million increase in the Bank’s defined benefit pension plan liability due to changes in actuarial assumptions and $0.9 million repurchase of common stock pursuant to the stock purchase program that the Board of Directors approved on July 30, 2015.  The book value of the Company’s common stock was $6.13 at December 31, 2015 and $6.05 at December 31, 2014.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net income divided by average total assets, measures how effectively we utilize our assets to produce income.  Our return on average assets for the years ended December 31, 2015 and 2014 was 0.40% and 0.66%, respectively.  Return on average equity, the quotient of net income divided by average equity, measures how effectively we invest our capital to produce income.  Return on average equity for the years ended December 31, 2015 and 2014 was 2.94% and 4.93%, respectively.

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $10.3 million at December 31, 2015 from $14.9 million at December 31, 2014.  The improvements were driven by decreases in nonaccrual loans excluding purchased credit impaired (“PCI”) loans, nonaccrual PCI loans, accruing loans past due 90 days or more excluding PCI loans and PCI loans 90 days or more past due of $0.4 million, $0.5 million, $0.5 million and $3.0 million, respectively.  Nonperforming assets represented 2.10% of total assets at December 31, 2015, compared to 3.10% at December 31, 2014.

At December 31, 2015, the Bank maintained capital in excess of all “well-capitalized” regulatory requirements.  The Bank’s tier 1 risk-based capital ratio was 16.14% at December 31, 2015 as compared to 16.31% at December 31, 2014.  Liquidity remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Review of Financial Results

Net income for the year ended December 31, 2015 was $1.93 million, compared to $3.03 million for the same period of 2014.  With the changes to net income primarily the result of the 2014 bargain purchase gain attributable to the Slavie Acquisition of $0.52 million and the 2014 recognition of the remaining interest rate mark-to-market adjustment of $2.38 million related to the exit from our IRA business, 2015 net income was less comparable to 2014 net income.

Net interest income decreased to $21.4 million for the year ended December 31, 2015, compared to $22.9 million for the same period of 2014.  The decrease resulted from a $2.3 million decline in net discount accretion of purchased loan discounts recognized in interest income and a $1.1 million decrease in the fair value amortization on deposits, offset by a $1.4 million increase in interest income on interest earning assets primarily due to $24.4 million of net growth in average interest-earning assets driven by the Slavie Acquisition in 2014 and new loan portfolio originations, and a $0.5 million reduction in interest expense on deposit balances.  Excluding the impact of the fair value accounting, net interest income increased by $1.90 million, when compared to the year ended December 31, 2014.    The net interest margin for the year ended December 31, 2015 decreased to 4.70% compared to 5.31% for 2014 due to the decline in discount accretion on loans and deposits.  As of December 31, 2015, the remaining net loan discounts on the Bank’s loan portfolio, including loans acquired in the Slavie Acquisition, totaled $9.4 million.

Noninterest income for the year ended December 31, 2015 was $5.4 million, compared to $7.7 million for the same period of 2014.  This decrease was primarily the result of the $2.38 million remaining interest rate mark to market adjustment on IRA deposits recognized in 2014, the $0.52 million bargain purchase gain associated with the Slavie Acquisition recognized in 2014 and a $0.23 million decrease in electronic banking fees, offset by a $0.76 million increase in mortgage banking fees and gains and a $0.29 million gain from the sale of certain securities in 2015.  Expectations are for mortgage fees and gains to increase during 2016 as the Bank moves to expand its mortgage banking operations

Noninterest expense reduction was a key focus for 2015 net income improvement.  For the year ended December 31, 2015, noninterest expense was $22.5 million compared to $27.5 million for the same period of 2014, a decrease of $4.9 million.  The primary contributors to the 2015 noninterest expense decrease when compared to 2014 were decreases of $1.68 million in salary and employee benefits, $0.33 million in occupancy expense, $0.22 million in furniture and equipment expense and $1.01 million in merger and acquisition related expenses.

In the fourth quarter of 2014, the Company filed amended 2011 and 2012 Federal and Maryland tax returns for the former Carrollton Bancorp, resulting in the accrual of $0.6 million in tax refunds.  Combined with a reversal of a deferred tax valuation allowance, the Bank recognized $1.2 million in favorable tax benefits resulting in an overall reduction in tax expense of $1.77 million.

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

Allowance for Loan Losses

The allowance involves a higher degree of judgment and complexity than other significant accounting policies.  The allowance is calculated with the objective of maintaining a reserve level believed by us to be sufficient to absorb estimated probable loan losses.  Our determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired and PCI loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience.  The process also considers economic conditions and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from our estimates, an additional provision for loan losses may be required that would adversely impact earnings in future periods.  See the section of this document titled, “Allowance for Loan Losses and Credit Risk Management.”

Accounting for Acquired Loans

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages.  PCI loans are initially measured at fair value, which considers estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance related to these loans is not carried over and recorded at the acquisition date.  We monitor actual loan cash flows to determine any improvement or deterioration from those forecasted as of the acquisition date.  Our acquired loans with specific credit deterioration are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Certain acquired loans, those for which specific credit related deterioration subsequent to origination is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected.  Income recognition on PCI loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.

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

	2015			2014			2013
	Average			Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$18,200,042	$37,297	0.20%	$21,901,452	$49,811	0.23%	$27,998,706	$73,294	0.26%
Investment securities available for sale	35,370,228	821,969	2.32%	36,050,260	928,974	2.58%	24,427,877	615,764	2.52%
Investment securities held to maturity	1,279,427	32,779	2.56%	511,011	10,792	2.11%	—	—	—%
Restricted equity securities	1,453,728	58,763	4.04%	979,969	30,611	3.12%	684,316	22,774	3.33%
Total interest-bearing deposits with banks, fed funds sold, and investments	56,303,425	950,808	1.69%	59,442,692	1,020,188	1.72%	53,110,899	711,832	1.34%

Loans held for sale	9,268,964	350,833	3.79%	6,873,298	246,212	3.58%	20,390,570	776,325	3.81%
Loans, net
Commercial & Industrial	35,800,127	1,888,496	5.28%	43,734,768	2,977,357	6.81%	30,774,084	2,559,257	8.32%
Commercial Real Estate	162,950,066	9,131,583	5.60%	158,091,703	9,885,986	6.25%	126,062,242	8,183,908	6.49%
Residential Real Estate	131,931,315	7,756,119	5.88%	107,485,763	6,467,857	6.02%	53,593,865	3,635,914	6.78%
HELOC	33,674,244	1,653,351	4.91%	35,851,459	1,979,302	5.52%	29,405,291	1,649,928	5.61%
Construction	18,741,548	1,101,524	5.88%	15,652,957	1,251,447	7.99%	16,286,846	1,085,322	6.66%
Land	5,439,531	263,058	4.84%	2,482,128	186,754	7.52%	1,887,070	319,018	16.91%
Consumer & Other	1,147,390	113,734	9.91%	1,212,512	99,897	8.24%	1,689,106	98,039	5.80%
Total loans, net (1)	389,684,221	21,907,865	5.62%	364,511,290	22,848,600	6.27%	259,698,504	17,531,386	6.75%
Total earning assets	455,256,610	$23,209,506	5.10%	430,827,280	$24,115,000	5.60%	333,199,973	$19,019,543	5.71%
Cash	3,955,371			4,082,953			4,959,821
Allowance for loan losses	(1,291,307)			(1,132,374)			(738,783)
Market valuation	538,025			231,775			198,695
Other assets	22,687,239			25,772,726			20,777,504
Total non-earning assets	25,889,328			28,955,080			25,197,237
Total Assets	$481,145,938			$459,782,360			$358,397,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$84,326,839	$94,597	0.11%	$80,030,537	$90,741	0.11%	$49,428,952	$65,098	0.13%
Money market	91,545,248	263,821	0.29%	83,404,571	305,217	0.37%	64,100,619	236,988	0.37%
Time deposits	115,097,362	1,403,481	1.22%	128,621,230	835,685	0.65%	117,716,218	957,815	0.81%
Total interest-bearing deposits	290,969,449	1,761,899	0.61%	292,056,338	1,231,643	0.42%	231,245,789	1,259,901	0.54%
Borrowed funds:
Federal funds purchased	65,753	604	0.92%	—	—	—%	56,164	486	0.87%
FHLB advances and other borrowed funds	23,188,219	72,380	0.31%	9,269,231	25,556	0.28%	36,164	1,582	4.37%
Total borrowed funds	23,253,972	72,984	0.31%	9,269,231	25,556	0.28%	92,328	2,068	2.24%
Total interest-bearing funds	314,223,421	1,834,883	0.58%	301,325,569	1,257,199	0.42%	231,338,117	1,261,969	0.55%
Noninterest-bearing deposits	97,275,956	—		93,643,953	—		74,794,928	—
Total cost of funds	411,499,377	$1,834,883	0.45%	394,969,522	$1,257,199	0.32%	306,133,045	$1,261,969	0.41%
Other liabilities and accrued expenses	3,899,143			3,281,869			3,727,162
Total Liabilities	415,398,520			398,251,391			309,860,207
Stockholders' Equity	65,747,418			61,530,969			48,537,003
Total Liabilities and Stockholders' Equity	$481,145,938			$459,782,360			$358,397,210
Net interest income and spread (2)		$21,374,623	4.51%		$22,857,801	5.18%		$17,757,574	5.16%
Net interest margin (3)			4.70%			5.31%			5.33%

(1)	Non-accrual loans are included in average loan balances.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income decreased to $21.4 million for the year ended December 31, 2015, compared to $22.9 million for 2014.  The decrease resulted from a $2.3 million decline in net discount accretion of purchased loan discounts recognized in interest income and a $1.1 million increase in the fair value amortization on deposits, offset by a $1.4 million increase in interest income on interest earning assets primarily due to $24.4 million of net growth in average interest-earning assets driven by the Slavie Acquisition in 2014 and new loan portfolio originations, and a $0.5 million reduction in interest expense on deposit balances.  Excluding the impact of the fair value accounting, net interest income increased by $1.90 million when compared to the year ended December 31, 2014.

Total interest income decreased by $0.9 million, or 3.8%, for the year ended December 31, 2015, when compared to 2014.  Interest income on loans decreased by $0.9 million, or 4.1%, for the year ended December 31, 2015 when compared to 2014.  Interest income on loans held for sale, investment securities and interest-bearing deposits in banks and federal funds sold increased by an aggregate $0.04 million for the year ended December 31, 2015 when compared to 2014.  The decrease in interest income for 2015 was due primarily to the decline in discount accretion of purchased loan discounts recognized in interest income.  In 2015, average interest-earning assets increased by 5.7% while average interest-bearing liabilities increased by 4.3%.

Total interest expense increased by $0.6 million, or 46%, for the year ended December 31, 2015 when compared to 2014.  The total cost of interest-bearing liabilities increased to 0.58% for the year ended December 31, 2015, as compared to 0.42% for 2014.  The increase in interest expense related primarily to a $1.1 million decline in the amortization of mark to market adjustments on deposits, offset by a $0.5 million decline in interest on deposits.  Average noninterest-bearing deposits increased $3.6 million in 2015 when compared to 2014, while the percentage of average noninterest-bearing deposits to total deposits was 24% for 2015 and 2014.

Effect of Volume and Rate Changes on Net Interest Income

The following table presents the effect of volume and rate changes on net interest income for the periods indicated:

	2015 Versus 2014			2014 Versus 2013
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income:
Loans	$1,510,232	$(2,450,967)	$(940,735)	$6,599,110	$(1,281,895)	$5,317,215
Total interest-bearing deposits with banks, fed funds sold, and investments	11,623	(81,004)	(69,381)	304,651	3,705	308,356
Loans held for sale	89,997	14,624	104,621	(486,702)	(43,412)	(530,114)
Total Interest Income	1,611,852	(2,517,347)	(905,495)	6,417,059	(1,321,602)	5,095,457

Interest Expense:
Time deposits	(96,118)	663,913	567,795	83,100	(205,230)	(122,130)
Other interest-bearing deposits	32,626	(70,165)	(37,539)	106,390	(12,518)	93,872
Borrowings	43,641	3,787	47,428	26,598	(3,110)	23,488
Total Interest Expense	(19,851)	597,535	577,684	216,088	(220,858)	(4,770)

(Decrease)/Increase in Net Interest Income	$1,631,703	$(3,114,882)	$(1,483,179)	$6,200,971	$(1,100,744)	$5,100,227

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

We recorded a provision for loan losses of $1,142,522 and $801,688 for the years ended December 31, 2015 and 2014, respectively.  The increase for 2015 was due primarily to $48.6 million of growth in the Bank’s originated portfolio and $0.2 million lower net charge-offs that was driven primarily by runoff and accelerated resolution of the acquired loan portfolio.  As a result, the allowance for loan losses was $1.77 million at December 31, 2015, representing 0.45% of total loans, compared to $1.29 million, or 0.33% of total loans, at December 31, 2014.  Management expects both the allowance for losses and the related provision for loan losses to increase in the future due to the continued runoff of the acquired loan portfolio and growth in new loan originations.

Noninterest Income

The following table reflects the amounts and changes in noninterest income for the years ended December 31, 2015 and December 31, 2014:

	Year Ended December 31:		2015 vs 2014
	2015	2014	$ Change	% Change

Electronic banking fees	$2,402,589	$2,637,079	$(234,490)	(9)%
Mortgage banking fees and gains	1,708,779	950,299	758,480	80%
Service charges on deposit accounts	313,697	393,128	(79,431)	(20)%
Bargain purchase gain	—	524,432	(524,432)	(100)%
Gain on securities sold	289,912	—	289,912	—%
Other income	658,992	3,201,243	(2,542,251)	(79)%
Total Noninterest Income	$5,373,969	$7,706,181	$(2,332,212)	(30)%

Noninterest income for the year ended December 31, 2015 was $5.37 million, compared to $7.71 million for 2014.  This decrease was primarily the result of the $2.38 million remaining interest rate mark-to-market adjustment on IRA deposits recognized in 2014, the $0.52 million bargain purchase gain recognized in 2014 and a $0.23 million decrease in electronic banking fees, offset by a $0.76 million increase in mortgage banking fees and gains and a $0.29 million gain from the sale of certain securities in 2015.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the years ended December 31, 2015 and 2014:

	Year Ended December 31:		2015 vs 2014
	2015	2014	$ Change	% Change

Salary and employee benefits	$11,666,515	$13,347,292	$(1,680,777)	(13)%
Occupancy and equipment expenses	3,559,576	4,110,791	(551,215)	(13)%
Legal, accounting and other professional fees	1,361,907	1,416,505	(54,598)	(4)%
Data processing and item processing services	1,372,688	1,197,231	175,457	15%
FDIC insurance costs	403,502	383,031	20,471	5%
Advertising and marketing related expenses	377,906	382,465	(4,559)	(1)%
Foreclosed property expenses	463,949	632,943	(168,994)	(27)%
Loan collection costs	343,521	332,843	10,678	3%
Core deposit intangible amortization	854,098	992,960	(138,862)	(14)%
Merger related expenses	22,097	1,028,239	(1,006,142)	(98)%
Other expenses	2,114,881	3,632,071	(1,517,190)	(42)%
Total Noninterest Expenses	$22,540,640	$27,456,371	$(4,915,731)	(18)%

Noninterest expense for the year ended December 31, 2015 was $22.54 million compared to $27.46 million for 2014, a decrease of $4.92 million.  The primary contributors to the decrease when compared to 2014 were decreases of $1.68 million in salary and employee benefits, $0.55 million in occupancy and equipment expense and $1.01 million merger and acquisition related expenses.

Income Taxes

For the year ended December 31, 2015, the provision for income taxes totaled $1.1 million, or an effective tax rate of 37.0%, compared to a benefit for income taxes of $0.7 million, or an effective tax rate of (31.5%), for 2014.  The change in the effective tax rate for the year ended December 31, 2015 when compared to 2014 resulted from the Company filing amended 2011 and 2012 Federal and Maryland tax returns for the former Carrollton Bancorp, resulting in the accrual of $0.6 million in tax refunds.  Combined with a reversal of a deferred tax valuation allowance, the Bank recognized $1.2 million in favorable tax benefits resulting in an overall reduction in tax expense of $1.77 million.  Except for the impact of the amended tax returns and reversal of tax valuation allowance, the variance in the effective rate relates to the change in the mix of tax advantaged income relative to total book income as well as the tax effects of stock-based compensation.  Unless there are any significant unusual transactions or changes in tax law, our effective tax rate should remain closer to the combined federal and state statutory rate of approximately 39.5%.

FINANCIAL CONDITION

Our total assets were $491 million at December 31, 2015, an increase of $11.2 million, or 2.3%, when compared to the $480 million recorded at December 31, 2014.  Investment securities decreased by $1.7 million, or 4.7%, while loans held for sale decreased by $2.4 million, or 32.8%.  These changes were partially offset by a $16.5 million increase in cash and cash equivalents resulting from the funding strategy implemented in anticipation of the Hopkins Merger.  Total deposits were $367 million at December 31, 2015, a decrease of $20.4 million, or 5.3%, when compared to the $388 million recorded at December 31, 2014.  The decrease was primarily due to managed declines in certificates of deposits, offset by a $10.2 million, or 11.1%, increase in non-interest bearing deposits.  This funding source has been temporarily replaced with short term FHLB advances, improving the cost of funds, while the Company prepares to integrate Hopkins Bank’s deposit funded balance sheet following the pending Hopkins Merger.  Short term borrowings were $52 million at December 31, 2015, an increase of $30 million, or 136%, when compared to December 31, 2014.  Stockholders’ equity increased to $67.7 million at December 31, 2015, compared to $66.6 million at December 31, 2014.  The increase includes increases related to corporate earnings and net market value adjustments on bank owned investment securities, offset by increases in the Bank’s retirement income plan liability due to changes in actuarial assumptions.  The book value of the Company’s common stock was $6.13 and $6.05 at December 31, 2015 and 2014, respectively.

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

The investment portfolio consists primarily of U.S. Government agency securities, U.S. Treasury securities,   residential mortgage-backed securities, and state and municipal obligations.  The income from state and municipal obligations is exempt from federal income tax.  Certain agency securities are exempt from state income taxes.  We use the investment portfolio as a source of both liquidity and earnings.  Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk and to look for opportunities to use liquidity from maturing investments to reduce our use of high cost time deposits and borrowed funds.

Investment securities decreased $1.8 million to $34.9 million at December 31, 2015 from $36.7 at December 31, 2014.  New purchases totaled $14.2 million and included $0.3 million in securities designated as held to maturity.  This increase was offset by principal pay downs totaling $5.9 million and sales/redemptions of $9.6 million.  There was a decrease of $0.1 million in market value in 2015 compared to an increase of $0.7 million in 2014.

The composition of investment securities, at carrying value, at December 31, 2015, 2014 and 2013 are presented in the following table:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Available for sale securities
U.S. government agency	$3,810,639	11.4%	$7,778,271	21.9%	$7,525,915	20.6%
U.S. treasury securities	5,872,140	17.6%	—	0.0%	—	0.0%
Residential mortgage-backed securities	15,023,225	45.0%	20,870,927	59.0%	23,801,003	65.0%
State and municipal bonds	4,531,554	13.6%	4,654,146	13.2%	5,189,886	14.2%
Corporate bonds	4,058,140	12.2%	2,030,000	5.7%	—	0.0%
Total debt securities	33,295,698	99.8%	35,333,344	100.0%	36,516,804	99.8%
Equity securities	56,535	0.2%	16,545	0.0%	69,865	0.2%
Total available for sale	$33,352,233	100.0%	$35,349,889	100.0%	$36,586,669	100.0%

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Held to maturity securities
U.S. government agency	$334,257	21.2%	$—	0.0%	$—	0.0%
Residential mortgage-backed securities	1,238,908	78.8%	1,315,718	100.0%	—	0.0%
Total held to maturity	$1,573,165	100.0%	$1,315,718	100.0%	$—	0.0%

Maturities and weighted average yields for investment securities at December 31, 2015 are presented in the following table:

	2015
	Amortized	Fair	Yield
	Cost	Value	(1), (2)
Maturing - Available for sale
Within one year	$836,706	$837,414	0.86%
Over one to five years	9,542,262	9,609,537	2.26%
Over five to ten years	7,778,830	7,825,522	2.67%
Over ten years	—	—	0.00%
Residential mortgage-backed securities	14,836,750	15,023,225	3.23%
Total debt securities	$32,994,548	$33,295,698

	2015
	Amortized	Fair	Yield
	Cost	Value	(1), (2)
Maturing - Held to maturity
Within one year	$—	$—	0%
Over one to five years	—	—	0%
Over five to ten years	—	—	0%
Over ten years	334,257	340,147	3.43%
Residential mortgage-backed securities	1,238,908	1,256,115	2.64%
Total held to maturity	$1,573,165	$1,596,262

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities increased $1.1 million, or 59%, to $3.0 million at December 31, 2015, from $1.9 million at December 31, 2014.  This increase was the result of required purchases of additional FHLB stock based on the increased level of FHLB borrowings at December 31, 2015.

Loans Held for Sale

Loans held for sale were $4.9 million at December 31, 2015, compared to $7.2 million at December 31, 2014.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial & Industrial	$46,464,340	12%	$33,454,280	9%	$34,278,539	11%	$20,601,207	20%	$26,351,942	27%
Commercial Real Estate	168,569,159	43%	158,714,554	40%	157,450,876	49%	39,906,055	39%	28,561,983	30%
Residential Real Estate	124,810,853	32%	140,374,035	36%	73,323,554	23%	22,229,445	22%	20,858,635	21%
Home Equity Line of Credit	33,722,696	9%	35,717,982	9%	33,257,822	10%	10,284,221	10%	13,612,924	14%
Land	5,229,645	1%	5,856,875	1%	1,716,747	1%	3,098,973	3%	5,172,942	5%
Construction	13,277,353	3%	18,052,287	5%	19,343,013	6%	4,704,581	5%	1,959,353	2%
Consumer & Other	1,166,521	—%	881,179	—%	1,309,781	—%	911,690	1%	502,270	1%
Total Loans	393,240,567	100%	393,051,192	100%	320,680,332	100%	101,736,172	100%	97,020,049	100%
Less: Allowance for Loan Losses	(1,773,009)		(1,294,976)		(851,000)		(655,942)		(824,653)
Net Loans	$391,467,558		$391,756,216		$319,829,332		$101,080,230		$96,195,396

Loans, net of deferred fees and costs, decreased by $0.3 million to $391.5 million at December 31, 2015 from $391.8 million at December 31, 2014, due to the additional allowance for loan losses required on the growth in newly originated loans.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2015:

		After One Through
	One Year or Less	Five Years	After Five Years	Total
By Loan Category:
Commercial & Industrial	$27,790,294	$10,939,764	$7,734,282	$46,464,340
Commercial Real Estate	16,200,479	77,991,281	74,377,399	168,569,159
Residential Real Estate	15,928,830	19,141,004	89,741,019	124,810,853
Land	28,507,002	336,278	4,879,417	33,722,697
Home Equity Line of Credit	3,828,431	1,401,214	—	5,229,645
Construction	11,478,669	537,783	1,260,901	13,277,353
Consumer & Other	296,814	492,919	376,788	1,166,521
Total	$104,030,519	$110,840,242	$178,369,806	$393,240,567

By Rate Terms:
Fixed rate	18,163,685	97,822,061	148,096,362	264,082,108
Adjustable rate	85,866,834	13,018,181	30,273,444	129,158,459
Total	$104,030,519	$110,840,242	$178,369,806	$393,240,567

Loans are placed on nonaccrual status when they are past due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Placing a loan on nonaccrual status means that we no longer accrue interest on such loan and reverse any interest previously accrued but not collected.  Management may grant a waiver from nonaccrual status for a 90 day past due loan that is both well secured and in the process of collection.  A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to make payments in accordance with the terms of the loan and remains current.

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

At December 31, 2015, we had 114 impaired loans totaling $8.9 million.  Of this amount, 88 impaired loans totaling $5.9 million were classified as nonaccrual loans.  At December 31, 2015, troubled debt restructurings, or TDRs, included in impaired loans totaled $2.0 million, 14 loans of which were included in nonaccrual loans having a total balance of $1.4 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At December 31, 2015, the total valuation allowance for impaired loans was $0.06 million.

At December 31, 2014, we had 67 impaired loans totaling $6.4 million.  Of this amount, 58 impaired loans totaling $5.2 million were classified as nonaccrual loans.  At December 31, 2014, troubled debt restructurings, or TDRs, included in impaired loans totaled $2.4 million, eight loans of which were included in nonaccrual loans having a total balance of $1.2 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At December 31, 2014, the total valuation allowance for impaired loans was $0.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2015	2014	2013	2012	2011

Nonaccrual loans excluding PCI loans	$4,794,377	$5,237,356	$3,809,000	$1,299,252	$3,474,989
Nonaccrual PCI loans	1,089,461	1,620,710	179,114	656,624	20,000
TDR loans excluding those in nonaccrual loans	623,912	1,155,508	1,633,980	1,794,220	1,750,000
Accruing loans past due 90+ days excluding PCI loans	—	—	—	460,354	—
Accruing PCI loans past due 90+ days	2,354,891	5,380,847	2,692,572	1,186,437	1,848,482

Total nonperforming loans	8,862,641	13,394,421	8,314,666	5,396,887	7,093,471

Real estate acquired through foreclosure	1,459,732	1,480,472	1,290,120	1,151,256	1,504,101

Total nonperforming assets	$10,322,373	$14,874,893	$9,604,786	$6,548,143	$8,597,572

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $10.3 million at December 31, 2015 from $14.9 million at December 31, 2014.  Nonperforming assets represented 2.10% of total assets at December 31, 2015, compared to 3.10% at December 31, 2014.  The level of nonperforming assets decreased primarily due to the resolution of accruing PCI loans past due 90+ days.  Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.  The continued success in reducing nonperforming assets will ultimately be dependent on continued management diligence and improvement in the economy and the real estate market.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of December 31, 2015, these loans totaled $17.0 million and consisted primarily of Commercial Real Estate and Residential Real Estate loans which had balances of $7.8 million and $6.3 million, respectively.  As of December 31, 2014, these loans totaled $33.6 million and consisted primarily of Commercial Real Estate and Residential Real Estate loans which had balances of $19.2 million and $11.1 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The allowance consists of specific and general components.  The specific component relates to individual loans that are classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement and primarily includes nonaccrual,  TDRs, and PCI loans where cash flows have deteriorated from those forecasted as of the acquisition date.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value of the loan.  For collateral-dependent impaired loans, any measured impairment is properly charged off against the loan and allowance in the applicable reporting period.  The specific component may fluctuate from period to period if changes occur in the nature and volume of impaired loans.

The general component covers pools of similar loans, including purchased loans that did not have deteriorated credit quality and new loan originations, and is based upon historical loss experience of the Bank or peer bank group if the Bank’s loss experience is deemed by management to be insufficient and several qualitative factors.  These qualitative factors address various risk characteristics in the Bank’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time as the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The general component may fluctuate from period to period if changes occur in the mix of the Bank’s loan portfolio, economic conditions, or specific industry conditions.

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

The allowance was $1,773,009 at December 31, 2015, compared to $1,294,976 at December 31, 2014.  The allowance as a percentage of total portfolio loans was 0.45% at December 31, 2015 and 0.33% at December 31, 2014.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was net unamortized discount of $0.5 million and $0.7 million at December 31, 2015 and December 31, 2014, respectively, which represented 3.1% and 3.3%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $1.1 million and $1.3 million at December 31, 2015 and December 31, 2014, respectively, which represented 1.1% and 1.0%, respectively, of the related loan balance.  For non-impaired acquired legacy Slavie portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $1.8 million and $2.2 million at December 31, 2015 and December 31, 2014, respectively, which represented 4.0% and 2.2%, respectively, of the related loan balance.  As the total combined remaining net discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the year ended December 31, 2015, we recorded net charge offs of $664,489, compared to net charge offs of $357,712 during the year ended December 31, 2014.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance at beginning of year	$1,294,976	$851,000	$655,942	$824,653	$684,289
Charge offs:
Commercial & Industrial	80,869	—	82,860	101,128	39,778
Commercial Real Estate	45,573	300,214	187,419	1,796	—
Residential Real Estate	454,356	274,382	441,421	183,765	424,579
Home Equity Line of Credit	64,918	79,492	10,919	647,063	383,187
Land	—	—	—	36,177	231,362
Construction	76,347	—	—	—	37,386
Consumer & Other	2,495	934	1,000	—	—
Total charge offs	724,558	655,022	723,619	969,929	1,116,292

Recoveries:
Commercial & Industrial	—	30,000	—	30,000	—
Commercial Real Estate	—	137,072	—	1,796	—
Residential Real Estate	46,569	109,827	39,135	7,000	—
Home Equity Line of Credit	13,000	9,844	13,578	28,605	—
Land	—	—	23,026	—	—
Construction	—	—	—	—	—
Consumer & Other	500	10,567	731	—	—
Total recoveries	60,069	297,310	76,470	67,401	—

Net charge offs	664,489	357,712	647,149	902,528	1,116,292
Provision for loan loss	1,142,522	801,688	842,207	733,817	1,256,656

Balance at end of year	$1,773,009	$1,294,976	$851,000	$655,942	$824,653

Allowance as a percentage of total loans at the end of the year	0.45%	0.33%	0.27%	0.64%	0.85%
Net charge offs as a percentage of average loans during the year	0.17%	0.10%	0.25%	0.92%	1.21%

The following table presents the allowance for loan losses by loan category at the dates indicated below:

	2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial & Industrial	$210,798	12%	$200,510	9%	$167,400	11%	$121,759	20%	$151,395	27%
Commercial Real Estate	727,869	43%	554,585	40%	324,080	49%	131,350	39%	88,361	30%
Residential Real Estate	593,084	32%	203,413	36%	80,239	23%	199,306	22%	49,490	21%
Home Equity Line of Credit	157,043	9%	166,733	9%	129,203	10%	81,955	10%	446,911	14%
Land	15,713	1%	8,687	1%	6,918	1%	6,400	3%	8,256	5%
Construction	62,967	3%	153,089	5%	135,416	6%	109,335	5%	75,473	2%
Consumer & Other	5,535	—%	7,959	—%	7,744	—%	5,837	1%	4,767	1%
Total Loans	$1,773,009	100%	$1,294,976	100%	$851,000	100%	$655,942	100%	$824,653	100%

Deposits

The following deposit table presents the composition of deposits at December 31, 2015 and 2014:

	2015		2014		2015 vs 2014
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$101,838,210	28%	$91,676,534	24%	$10,161,676	11%

Interest-bearing deposits:
Checking	53,992,300	15%	54,844,855	14%	(852,555)	(2)%
Savings	38,086,749	10%	36,233,369	9%	1,853,380	5%
Money market	88,946,436	24%	82,651,992	21%	6,294,444	8%
Total interest-bearing checking, savings and money market deposits	181,025,485	49%	173,730,216	44%	7,295,269	4%

Time deposits under $100,000	41,150,349	11%	50,313,096	13%	(9,162,747)	(18)%
Time deposits of $100,000 or more	43,401,894	12%	72,110,286	19%	(28,708,392)	(40)%
Total time deposits	84,552,243	23%	122,423,382	32%	(37,871,139)	(31)%

Total interest bearing deposits	265,577,728	72%	296,153,598	76%	(30,575,870)	(10)%

Total Deposits	$367,415,938	100%	$387,830,132	100%	$(20,414,194)	(5)%

The $20.4 million decrease in total deposits was primarily attributable to maturing time deposits.  Time deposit balances have decreased by $37.9 million for the year, as our strong liquidity position has allowed for a reduced dependence on large denomination and non-relationship balances.

The ratio of noninterest-bearing deposits to total deposits increased to 28% at December 31, 2015, from 24% at December 31, 2014.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network.  Through this deposit matching network, which includes CDARS and insured cash sweep service (“ICS”), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through CDARS and ICS on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At December 31, 2015, we had $9.3 million in CDARS and ICS deposits through the reciprocal deposit program, compared to $8.9 at December 31, 2014.  We can also choose to place deposits through this network without receiving matching deposits.  At December 31, 2015, we had placed $0.1 million of deposits through this network for which we received no matching deposits, compared to $0.3 million at December 31, 2014.

Average balances by deposit category and the related average rate paid for the periods indicated are presented in the following table:

	Years Ended December 31,
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing deposits	$97,275,956	0.00%	$93,643,953	0.00%	$74,794,928	0.00%
Interest-bearing deposits:
Checking	46,872,288	0.11%	45,700,865	0.10%	29,363,622	0.20%
Savings	37,454,550	0.12%	34,329,672	0.12%	20,065,330	0.03%
Money market	91,545,248	0.28%	83,404,571	0.37%	64,100,619	0.37%
Total interest-bearing checking, savings and money market deposits	175,872,087	0.20%	163,435,108	0.24%	113,529,571	0.27%

Total time deposits	115,097,364	1.22%	128,621,230	0.65%	117,716,218	0.81%

Total interest-bearing deposits	290,969,451	0.60%	292,056,338	0.42%	231,245,789	0.54%

Total Deposits	$388,245,408	0.45%	$385,700,291	0.32%	$306,040,717	0.41%

The following table presents the maturity distribution for time deposits of $100 thousand or more at December 31, 2015:

Amount
Three months or less	$4,893,736
Over three months through six months	3,585,808
Over six months through twelve months	15,468,874
Over twelve months	19,453,476
Total Time Deposits	$43,401,894

Borrowings

Borrowings at December 31, 2015 consist of FHLB advances of $52.0 million and Atlantic Community Bankers Bank (“ACBB”) advances of $0.3 million, compared to borrowings of $22.0 million and $0.2 million respectively as of December 31, 2014.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage its assets and liabilities effectively.

At December 31, 2015, our total stockholders’ equity increased to $67.7 million from $66.6 million at December 31, 2014, primarily as a result of $1.9 million of retained corporate earnings offset $1.2 million in net unrealized loss on the defined benefit pension plan.

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

In July 2013, federal bank regulatory agencies issued a final rule that revises their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  These Basel III

Capital Rules were applicable to the Bank effective January 1, 2015, but they do not apply to the Company since it is a small bank holding company with less than $500 million in total consolidated assets.

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

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is currently being reviewed, we currently do not believe that compliance with the Basel III Capital Rules will have a material impact once fully implemented.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At December 31, 2015, $0.9 million of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At December 31, 2015 and 2014, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:

Common Equity Tier 1 Capital	$65,465	16.14%	$18,249	4.50%	$26,360	6.50%

Tier I Risk-Based Capital Ratio	$65,465	16.14%	$24,332	6.00%	$32,443	8.00%

Total Risk-Based Capital Ratio	$67,238	16.58%	$32,443	8.00%	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	$23,801	5.00%

As of December 31, 2014:

Common Equity Tier 1 Capital	N/A	N/A	N/A	N/A	N/A	N/A

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier 1 Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

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

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  The Bank has applied for regulatory approval to pay a $23.27 million one-time cash dividend to the Company to be used to purchase all of the outstanding shares of Hopkins common stock in the pending Hopkins Merger.  Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying dividends beyond the foregoing described need for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of our Board of Directors and will depend, in part, on our earnings and future capital needs.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $84.2 million at December 31, 2015.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At December 31, 2015, we had $8.1 million in cash and due from banks, $26.4 million in interest-bearing deposits with banks and federal funds sold, and $33.4 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank of Richmond (the “Reserve Bank”) and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $94.8 million with the FHLB of which $30.5 million was available to be drawn on December 31, 2015 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $12.5 million of securities pledged at the FHLB, $0.1 million of securities pledged at the Reserve Bank, and an additional $22.0 million of unpledged securities.  Using these securities as collateral, the Bank could borrow approximately $25.9 million as of December 31, 2015.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line.  In November of 2014, the Company obtained a $1.0 million unsecured revolving line of credit with an institution that was renewed in full in November 2015.  The proceeds of the Company’s line of credit may be used for general corporate purposes.  At December 31, 2015, there were outstanding balances of $52.0 million under the Bank’s FHLB line and of $0.3 million under the Company’s other line of credit.  There were outstanding balances under these lines of $22 million and $0.2 million, respectively, at December 31, 2014.

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

We prepare a current base case and up to eight alternative simulations at least once a quarter and report the analysis to the board of directors.  In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

The statement of condition is subject to quarterly testing for up to eight alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/ - 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in the current rate environment.  It is our goal to structure the balance sheet so that net interest-earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At December 31, 2015, we were in a liability sensitive position.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400	bp	+300	bp	+200	bp	+100	bp	(100)	bp	(200)	bp	(300)	bp	(400)	bp
Policy Limit	(20.0)%		(15)%		(10.0)%		(5.0)%		(5.0)%		(10.0)%		(15)%		(20.0)%
December 31, 2015	(2.2)%		(1.6)%		(1.0)%		(0.4)%		(3.9)%		N/A		N/A		N/A
December 31, 2014	1.8%		1.4%		0.9%		0.4%		(2.4)%		N/A		N/A		N/A

As shown above, measures of net interest income at risk were less favorable at December 31, 2015 than at December 31, 2014 at all interest rate shock levels.  All measures remained within prescribed policy limits.  The primary contributors to the less favorable position was the less asset sensitive balance sheet.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+400	bp	+300	bp	+200	bp	+100	bp	(100)	bp	(200)	bp	(300)	bp	(400)	bp
Policy Limit	(25.0)%		(20.0)%		(15.0)%		(10.0)%		(10.0)%		(15.0)%		(20.0)%		(25.0)%
December 31, 2015	8.9%		7.7%		5.9%		4.0%		(12.4)%		N/A		N/A		N/A
December 31, 2014	12.1%		10.2%		7.7%		4.9%		(3.2)%		N/A		N/A		N/A

The EVE at risk declined at December 31, 2015 when compared to December 31, 2014 in all interest rate shock levels.    We evaluated the slightly below policy decrease in the declining rate scenario shown in the table above.    Although we believe the likelihood of this scenario is extremely remote, we will continue to adjust our strategy and monitor the impact of our adjustments to ensure they do not exacerbate or create new out-of-policy limit results.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

We have various contractual obligations that may require future cash payments. The following table presents our significant contractual obligations as of December 31, 2015:

	Projected Maturity Date or Payment Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time Deposits (1)	$84,552,243	$45,067,147	$19,936,770	$19,516,755	$31,571
Operating lease obligations (2)	8,341,401	1,340,065	2,144,838	1,486,758	3,369,740
Purchase obligations (3)	2,160,000	909,000	1,251,000	—	—
Total	$95,053,644	$47,316,212	$23,332,608	$21,003,513	$3,401,311

(1)	In the normal course of business, a substantial portion of these balances rollover into new time deposits.
(2)	The total obligation is estimated based on our normal monthly charges.
(3)	Represents payments required under a contract with our data processing services provider which expires in April 2018.

We also enter into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit, letters of credit and mortgage loan repurchase obligations.  Credit commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee.  Lines of credit generally have variable interest rates.  Such lines generally do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time.  Letters of credit are commitments issued to guarantee the performance of a customer to a third party.    Mortgage loan repurchase obligations arise when loans previously sold by the Bank are required to be repurchased.

The following table presents our outstanding loan commitments, lines and letters of credit and mortgage loan repurchase obligations as of December 31, 2015:

December 31, 2015
Loan commitments	$6,054,409
Unused lines of credit	78,100,042
Standby letters of credit	2,925,984
Mortgage loan repurchase obligation	2,790,836

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  Management is not aware of any accounting loss that we would incur by funding these commitments.    The Company’s contractual obligation for mortgage loan repurchase arises only when the breach of representations and warranties are discovered and repurchase is demanded.  The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events.  The loan balances subject to repurchase were $ 2.8 million and $10.1 million at December 31, 2015 and 2014, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bay Bancorp, Inc.

Columbia, Maryland

We have audited the accompanying consolidated balance sheet of Bay Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statement of income and comprehensive income, change in stockholders’ equity, and cash flows for the year ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Bancorp, Inc. and subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Rockville, Maryland

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bay Bancorp, Inc.

Columbia, Maryland

We have audited the accompanying consolidated balance sheet of Bay Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Bancorp, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/RSM US, LLP

Frederick, Maryland

March 31, 2015

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

Cash and due from banks	$8,059,888	$7,062,943
Interest bearing deposits with banks and federal funds sold	26,353,334	9,829,231
Total Cash and Cash Equivalents	34,413,222	16,892,174

Investment securities available for sale, at fair value	33,352,233	35,349,889
Investment securities held to maturity, at amortized cost	1,573,165	1,315,718
Restricted equity securities, at cost	2,969,595	1,862,995
Loans held for sale	4,864,344	7,233,306

Loans, net of deferred fees and costs	393,240,567	393,051,192
Less: Allowance for loan losses	(1,773,009)	(1,294,976)
Loans, net	391,467,558	391,756,216

Real estate acquired through foreclosure	1,459,732	1,480,472
Premises and equipment, net	5,060,802	5,553,957
Bank owned life insurance	5,611,352	5,485,377
Core deposit intangibles	2,624,184	3,478,282
Deferred tax assets, net	2,723,557	3,214,100
Accrued interest receivable	1,271,871	1,306,111
Accrued taxes receivable	2,775,237	3,122,885
Defined benefit pension asset	—	680,668
Prepaid expenses	691,372	925,288
Other assets	303,614	285,547
Total Assets	$491,161,838	$479,942,985

LIABILITIES

Noninterest-bearing deposits	$101,838,210	$91,676,534
Interest-bearing deposits	265,577,728	296,153,598
Total Deposits	367,415,938	387,830,132

Short-term borrowings	52,300,000	22,150,000
Defined benefit pension liability	829,237	—
Accrued expenses and other liabilities	2,934,174	3,319,567
Total Liabilities	423,479,349	413,299,699

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per shares, authorized 20,000,000 shares, issued and outstanding 11,062,932 shares as of December 31, 2015; authorized 20,000,000 shares, issued and outstanding 11,014,517 shares as December 31, 2014.	11,062,932	11,014,517

Additional paid-in capital	43,378,927	43,228,950
Retained earnings	12,667,070	10,736,305
Accumulated other comprehensive income	573,560	1,663,514
Total Stockholders' Equity	67,682,489	66,643,286
Total Liabilities and Stockholders' Equity	$491,161,838	$479,942,985

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$21,907,865	$22,848,600
Interest on loans held for sale	350,833	246,212
Interest and dividends on securities	913,511	970,377
Interest on deposits with banks and federal funds sold	37,297	49,811
Total Interest Income	23,209,506	24,115,000

INTEREST EXPENSE
Interest on deposits	1,761,899	1,231,643
Interest on fed funds purchased	604	—
Interest on short-term borrowings	72,380	25,556
Total Interest Expense	1,834,883	1,257,199
Net Interest Income	21,374,623	22,857,801

Provision for loan losses	1,142,522	801,688
Net interest income after provision for loan losses	20,232,101	22,056,113

NONINTEREST INCOME
Electronic banking fees	2,402,589	2,637,079
Mortgage banking fees and gains	1,708,779	950,299
Service charges on deposit accounts	313,697	393,128
Bargain purchase gain	—	524,432
Gain on securities sold	289,912	—
Other income	658,992	3,201,243
Total Noninterest Income	5,373,969	7,706,181

NONINTEREST EXPENSES
Salary and employee benefits	11,666,515	13,347,292
Occupancy and equipment expenses	3,559,576	4,110,791
Legal, accounting and other professional fees	1,361,907	1,416,505
Data processing and item processing services	1,372,688	1,197,231
FDIC insurance costs	403,502	383,031
Advertising and marketing related expenses	377,906	382,465
Foreclosed property expenses and OREO sales, net	463,949	632,943
Loan collection costs	343,521	332,843
Core deposit intangible amortization	854,098	992,960
Merger related expenses	22,097	1,028,239
Other expenses	2,114,881	3,632,071
Total Noninterest Expenses	22,540,640	27,456,371
Income before income taxes	3,065,430	2,305,923

Income tax expense (benefit)	1,134,665	(726,785)
NET INCOME	$1,930,765	$3,032,708

Basic net income per common share	$0.17	$0.29

Diluted net income per common share	$0.17	$0.29

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014
Net income	$1,930,765	$3,032,708

Other Comprehensive Income:

Unrealized (loss) gain on investment securities available for sale	(69,917)	664,241
Income tax benefit (expense) relating to item above	27,437	(261,976)
Net effect on other comprehensive income	(42,480)	402,265

Unrealized (loss) gain on defined benefit pension plan	(1,729,790)	243,303
Income tax benefit (expense) relating to item above	682,316	(95,971)
Net effect on other comprehensive income	(1,047,474)	147,332

Other comprehensive (loss) income	(1,089,954)	549,597

Total Comprehensive Income	$840,811	$3,582,305

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2013	$9,362,308	$36,374,446	$7,703,597	$1,113,917	$54,554,268

Net income	—	—	3,032,708	—	3,032,708
Other comprehensive income	—	—	—	549,597	549,597
Issuance of restricted common stock	17,445	(17,445)	—	—	—
Stock-based compensation	212,000	1,294,713	—	—	1,506,713
Issuance of common stock under Securities Purchase Agreement	1,422,764	5,577,236	—	—	7,000,000
Balance December 31, 2014	11,014,517	43,228,950	10,736,305	1,663,514	66,643,286

Net income	—	—	1,930,765	—	1,930,765
Other comprehensive loss	—	—	—	(1,089,954)	(1,089,954)
Issuance of restricted common stock	16,256	(16,256)	—	—	—
Stock-based compensation	—	143,712	—	—	143,712
Issuance of common stock under stock option plan	202,651	709,603	—	—	912,254
Repurchase of common stock	(170,492)	(687,082)	—	—	(857,574)
Balance December 31, 2015	$11,062,932	$43,378,927	$12,667,070	$573,560	$67,682,489

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$1,930,765	$3,032,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	732,618	880,644
Stock-based compensation	143,712	1,506,713
Amortization of investment premiums and discounts, net	326,047	239,612
Accretion of net discounts on loans	(3,346,032)	(5,666,090)
Amortization of core deposit intangibles	854,098	992,960
Reversal of remaining interest rate mark to market adjustment on IRA deposit	—	(2,379,662)
Amortization of deposit premiums	53,398	(1,018,176)
Provision for loan losses	1,142,522	801,688
Increase in cash surrender value of bank owned life insurance	(125,975)	(128,802)
Bargain purchase gain	—	(524,432)
Gain on sale and redemption of securities	(289,912)	—
Loss on disposal of premises and equipment	60,041	4,431
Write down of real estate acquired through foreclosure	270,685	412,343
Gain on sale of real estate acquired through foreclosure	(45,285)	(58,046)
Origination of loans held for sale	(113,989,930)	(74,709,000)
Proceeds from sales of loans held for sale	119,273,960	81,333,823
Gains on sales of loans held for sale	(3,143,667)	(2,123,595)
Deferred income taxes	1,200,294	2,992,074
Net increase (decrease) in accrued taxes receivable	347,648	(3,122,885)
Net decrease in accrued pension plan asset	(219,885)	(479,857)
Net increase (decrease) in prepaid expenses and other assets	250,089	182,112
Net decrease in accrued expenses and other liabilities	(385,393)	(182,773)
Net cash provided by operating activities	5,039,798	1,985,790

Cash flows from investing activities:
Acquisition, net of cash acquired	—	24,623,173
Net decrease in time deposits with banks	—	1,546,718
Purchases of investment securities available for sale	(13,816,533)	(2,042,500)
Purchases of investment securities held to maturity	(333,939)	(1,340,499)
Redemptions and maturities of investment securities available for sale	15,701,802	3,926,003
Redemption and maturities of investment securities held to maturity	82,829	—
Net (purchase) redemption of Federal Home Loan Bank Stock	(1,106,600)	400,300
Net decrease in loans	793,838	15,646,634
Proceeds from sale of real estate acquired through foreclosure	1,722,269	762,542
Purchases of premises and equipment	(306,829)	(479,250)
Proceeds from sale of premises and equipment	7,325	38,750
Net cash provided by investing activities	2,744,162	43,081,871

Cash flows from financing activities:
Net decrease in deposits	(20,467,592)	(80,598,547)
Net increase in short-term borrowings	30,150,000	22,150,000
Repurchase of common stock	(857,574)	—
Proceeds from issuance of common stock	—	7,000,000
Issuance of common stock on stock option exercise	912,254	—
Net cash used in financing activities	9,737,088	(51,448,547)

Net (decrease) increase in cash and cash equivalents	17,521,048	(6,380,886)
Cash and cash equivalents at beginning of period	16,892,174	23,273,060
Cash and cash equivalents at end of period	$34,413,222	$16,892,174

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$1,785,674	$2,289,856
Net income tax refunds	(408,618)	(256,007)

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$1,926,929	$1,307,191
Transfer of loans held for sale to loan portfolio	228,599	1,101,700

See accompanying notes to audited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bay Bancorp, Inc. is a savings and loan holding company.  Through its subsidiary, Bay Bank, FSB, (the “Bank”), a federal savings bank (an “FSB”), Bay Bancorp, Inc. serves the community with a network of 11 branches strategically located throughout the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, and Harford, as well as south along the Baltimore-Washington corridor with an expanded focus on Prince George’s and Montgomery counties.  The Bank serves local consumers, small and medium size businesses, professionals and other valued customers by offering a broad suite of financial products and services, including on-line and mobile banking, commercial banking, cash management, mortgage lending and retail banking.  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit.

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

On April 19, 2013, Bay Bancorp, Inc. acquired all the outstanding common stock of Jefferson Bancorp, Inc. (“Jefferson”) in a merger (the “Jefferson Merger”) that was accounted for as a reverse acquisition and recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  For accounting and financial reporting purposes, Jefferson is deemed to have acquired Bay Bancorp, Inc. in the Jefferson Merger even though Bay Bancorp, Inc. was the legal successor in the Jefferson Merger, and the historical financial statements of Jefferson have become the Company’s historical financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current period classifications.

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which rescinds the recognition and presentation of changes to the provisional amounts recognized in a business combination.  Effective for fiscal years beginning after December 15, 2015, measurement-period adjustments will no longer be accounted for retrospectively.

Time deposits with banks totaling $34,849 at December 31, 2014 were reclassified to interest bearing deposits with banks and federal funds sold at December 31, 2015 due to the maturity of the time deposit in June 2014.

Common stock totaling $17,445 was reclassified to additional paid in capital at December 31, 2013, and from additional paid in capital to common stock at December 31, 2014 to reflect restricted stock as outstanding at the vesting date as opposed to the grant date.

Net gain on sale of real estate acquired through foreclosure is offset against foreclosed property expenses in noninterest expense as required by SEC reporting regulations.

Occupancy expenses and furniture and equipment expense are combined and reported in noninterest expenses in the Occupancy and equipment line item.

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

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses (the “allowance”); the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of intangible assets and other purchase accounting related adjustments; benefit plan obligations and expenses; the valuation of deferred tax assets, real estate acquired through foreclosure, and net assets acquired in the Slavie Acquisition; and the estimate of expected cash flows for loans acquired with deteriorated credit quality.

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

The Bank is required under regulations promulgated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain reserves against its transaction accounts.  These reserves are generally held in the form of cash or noninterest-earning accounts at the Bank.  Based on the nature of our transaction account deposits and the amount of vault cash on hand, the Bank is not required to maintain a reserve balance with the Federal Reserve at December 31, 2015 and 2014.

Investment Securities

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near future.  The Company held no trading securities as of December 31, 2015 and 2014.  Available for sale securities are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held to maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

Net realized gains and losses on securities available for sale are included in noninterest income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss).  Gains and losses on sales of securities are determined on a trade date basis using the specific-identification method.  Interest and dividends on investment securities are recognized in interest income on an accrual basis.  Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

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

Restricted Equity Securities, At Cost

The Bank is required to maintain a minimum investment in capital stock of other financial institutions in order to conduct business with these institutions.  Since no ready market exists for these stocks and they have no quoted market value, the Bank’s investments in these stocks are carried at cost.  Management reviews these securities for impairment based on the ultimate recoverability of the cost basis.  The stocks’ values are determined by the ultimate recoverability of the par values rather than by recognizing temporary declines.  Management considers such criteria as the significance of a decline in net assets, if any, the length of time the situation has persisted, commitments by the institutions to make payments required by law or regulation, the impact of legislative or regulatory changes on the customer base and the Bank’s liquidity position.

The Company’s holdings of restricted stock investments consist of the following at December 31, 2015 and 2014:

	2015	2014
Federal Home Loan Bank	$2,650,600	$1,544,000
Visa Inc., Class B	204,195	204,195
Maryland Financial Bank	49,800	49,800
Atlantic Central Bankers Bank	65,000	65,000
Total restricted equity securities	$2,969,595	$1,862,995

Loans Held for Sale

The Company engages in sales of residential mortgage loans originated by the Bank.  Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an aggregate basis.  Loans held for sale include fixed rate single-family residential mortgage loans under contract to be sold in the secondary market.  These loans are sold with the mortgage servicing rights released.  Under limited circumstances, buyers have recourse to return a purchased loan to the Company.  Recourse conditions may include early payment default, breach of representation or warranties, or documentation deficiencies.  Fair value is based on outstanding investor commitments or, in absent of such commitments, based on current investor yield requirements based on third party models.  Declines in fair value below cost (and subsequent recoveries) are recognized in noninterest income in the Consolidated Statements of Income.  Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold.  Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Income.

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

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms.  Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which management evaluates collectively for impairment.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, as a practical expedient, management may measure impairment based on a loan’s observable market price or the fair value of the collateral if repayment of the loan is collateral-dependent.  For collateral-dependent loans, any measured impairment is charged off in the applicable reporting period.

Loans Acquired in a Transfer

The loans acquired in the Slavie Acquisition (see Note 2) were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a factor for loan losses as that was included in the estimated cash flows.

The FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date.  Based on this evaluation, the Company determined that the loans acquired from Bay National Bank, Slavie and in the Jefferson Merger were subject to ASC Topic 310-30 and would be accounted for individually.

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

Allowance for Loan Losses

The allowance for loan losses is established to estimate losses that may occur on loans by recording a provision for loan losses that is charged to earnings in the current period.  Loans are charged off when management believes a loan or any portion thereof is not collectable.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value of that loan.  For impaired loans that are collateral dependent, any measured impairment is charged off against the loan and the allowance in the applicable reporting period.  The general component covers loans that are not classified as impaired and primarily include purchased loans not deemed impaired and new loan originations.  The general reserve is based on historical loss experience of the Bank or peer bank group if the Bank’s loss experience is deemed by management to be insufficient and several qualitative factors.  These qualitative factors address various risk characteristics in the Company’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

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

Fair value adjustments at the time of acquisition are made through the allowance.  Write-downs for subsequent declines in value and net operating expenses are included in foreclosed property expenses.  Gains or losses realized upon disposition are included in noninterest income.

Premises and Equipment

Land is carried at cost.  Buildings, land improvements, leasehold improvements, furniture and equipment, and software are stated at cost less accumulated depreciation and amortization.  The cost basis of premises and equipment acquired through the Slavie Acquisition is the acquisition date fair value.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the lease term or over the estimated useful lives of the assets.  Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings, leasehold improvements, and furniture and equipment are capitalized.  Gains or losses on disposition of assets are reflected in earnings.

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

Other Comprehensive Income (Loss)

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

Mortgage Banking Derivatives

In connection with the origination of residential mortgage loans, the Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment).  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days.  To protect itself against exposure to various factors and to reduce sensitivity to interest rate movement, the Company hedges these assets with best efforts forward mortgage loan commitments to sell to various investors.  Both the mortgage loan commitments and the related sales contracts are considered derivatives and are recorded at fair value with changes in fair value recorded in noninterest income in the Consolidated Statements of Income.  The Company determines the fair value of rate lock commitments using the investor’s prices for the underlying loans less cost to originate the loans adjusted for the anticipated funding probability (closing ratio) based on historical experience.  Closing ratios derived using the Company’s recent historical data are utilized to estimate the quantity of mortgage loans that will be funded within the terms of the rate lock commitment.  Forward mortgage loan sales commitments are valued based on the gain or loss that would occur if the Company were to pair-off the sales transaction with the investor.  The cash flows from forward sales agreements are classified as operating activities in the Statements of Cash Flows.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  In certain instances, the recourse to the Bank to repurchase assets may exist but is deemed immaterial based on the specific facts and circumstances.

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

Stock Based Compensation

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

Recent Accounting Pronouncements and Developments

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40).  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either:  (1)  the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2)  the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, ASU No. 2014-04 requires interim and annual disclosure of both:  (1) the amount of foreclosed residential real estate property held by the creditor; and (2)  the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The Company adopted ASU No. 2014-04 effective January 1, 2015.  The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  In August 2015, the FASB deferred the effective date one year from the date in the original guidance.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, which will be the first quarter of 2019 for the Company.  The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.    The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements.  Going forward, these transactions would all be accounted for as secured borrowings.  The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014.  In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015.  As of December 31, 2014 and December 31, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings.  As such, the amendments in this update did not have an impact on the consolidated financial statements and no change to the current disclosure was required.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The performance target should not be reflected in estimating the grant-date fair value of the award.  However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted.  Entities may apply the amendments in this ASU either:  (1)  prospectively to all awards granted or modified after the effective date; or (2)  retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  As of December 31, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period.  As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  Under the new guidance, the debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The guidance is effective on a retrospective basis beginning on January 1, 2016, with early adoption permitted.  The adoption of ASU No. 2015-03 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.”  This Update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, and eliminates the requirement to retrospectively account for those adjustments.  The amendments to this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The Updates require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments to this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  This Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.  The adoption of ASU No. 2015-16 did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amended guidance related to recognition and measurement of financial assets and liabilities.  The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.  The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment.  When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value.  The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes.  The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option.  Separate presentation of financial assets and financial liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required.  The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is evaluating the impact the guidance could have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease.  If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

 NOTE 2 – BUSINESS COMBINATIONS

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

In accordance with the framework established by ASC Topic 820,” Fair Value Measurements and Disclosure,” the Company used a fair value hierarchy to prioritize the information used to develop assumptions to calculate estimates in determining fair values.  These fair value hierarchies are discussed in Note 18.

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

Assets acquired at fair value:

Cash and cash equivalents	$30,341,150
Time deposits with banks	1,546,718
Investment securities available for sale, at fair value	197,311
Restriced equity securities, at cost	1,253,600
Loans, net of deferred fees and costs	82,914,607
Accrued interest receivable	347,772
Core deposit intangible	477,563
Total assets acquired	$117,078,721

Liabilities assumed at fair value:
Deposits	$110,833,046
Accrued expenses and other liabilities	3,266
Total liabilities assumed	$110,836,312

Net assets acquired at fair value:	$6,242,409

Transaction cash consideration paid	5,717,977

Total estimated bargain purchase gain, before tax	524,432
Tax expense	(206,888)
Total estimated bargain purchase gain, after tax	$317,544

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of these determinations related to the valuation of acquired loans.

The following is a summary of the loans acquired in the Slavie Acquisition:

	Purchased
	Credit	Purchased	Total
	Impaired	Non-Impaired	Purchased
	Loans	Loans	Loans

Contractually required principal and interest at acquisition	$26,970,809	$68,701,805	$95,672,614
Contractual cash flows not expected to be collected	(7,018,601)	(3,983,263)	(11,001,864)
Expected cash flows at acquisition	19,952,208	64,718,542	84,670,750
Interest component of expected cash flows	(1,114,951)	(641,192)	(1,756,143)
Basis in purchased loans at acquisition - estimated fair value	$18,837,257	$64,077,350	$82,914,607

The fair value of checking, savings and money market deposit accounts acquired was assumed to be the carrying value as these accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

In connection with the Slavie Acquisition, the Company incurred acquisition related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce the Bank to the former Slavie Bank customers, and other costs of completing the transaction.  For the year ended December 31, 2015 and 2014, the Company incurred acquisition related costs of $0 and $909,471, respectively.

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

The Jefferson Merger

On April 19, 2013, Bay Bancorp, Inc. (then known as Carrollton Bancorp) completed its merger with Jefferson.  Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of April 8, 2012 (as amended, the “Merger Agreement”), by and among Jefferson, Bay Bancorp, Inc., and FSPF, Jefferson merged with and into Bay Bancorp, Inc., with Bay Bancorp, Inc. continuing as the surviving corporation.  In addition, Bay Bancorp’s bank subsidiary, Carrollton Bank, merged with and into the Bank, which was then a subsidiary of Jefferson with the Bank continuing as the surviving bank.  Prior to the Jefferson Merger, Carrollton Bank had five subsidiaries:  Bay Financial Services, Inc. f/k/a Carrollton Financial Services, Inc. (“BFS”); Carrollton Community Development Corporation (“CCDC”); Mulberry Street, LLC (“MSLLC”); 13 Beaver Run LLC (“BRLLC”); and Mulberry Street A LLC (“MSALLC” and, together with BFS, CCDC, MSLLC and BRLLC, the “Carrollton Subsidiaries”).  Carrollton Bank’s interests in the Carrollton Subsidiaries were transferred to Bay Bank, FSB as a result of the Bank Merger.

The Merger is accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed were recognized at fair value on the date the transaction was completed.  There was no goodwill recorded as a result of the Merger; however, a non-taxable bargain purchase gain of $2,860,199 was recognized and included as a separate line item within noninterest income on the consolidated statements of income.  The bargain purchase gain represented the excess of the fair value of net assets acquired over consideration paid.  The consideration paid represented a substantial discount to the book value of pre-Jefferson Merger Bay Bancorp, Inc.’s net assets at the acquisition date.  The net impact of the fair value adjustments resulted in a $5,282,481 reduction in pre-Jefferson Merger net assets of Bay Bancorp, Inc.  The more significant fair value adjustments were the net discount on loans of $7,927,608 and the core deposit intangible of $4,611,362 which is being amortized over an estimated useful life of approximately nine years.

NOTE 3 – INVESTMENT SECURITIES

At December 31, 2015 and December 31, 2014, the amortized cost and estimated fair value of the Company’s investment securities portfolio are summarized as follows:

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$3,714,681	$95,958	$—	$3,810,639
U.S. treasury securities	5,907,341	—	(35,201)	5,872,140
Residential mortgage-backed securities	14,836,750	287,365	(100,890)	15,023,225
State and municipal	4,510,883	21,096	(425)	4,531,554
Corporate bonds	4,024,894	33,246	—	4,058,140
Total debt securities	32,994,549	437,665	(136,516)	33,295,698
Equity securities	78,752	—	(22,217)	56,535
Totals	$33,073,301	$437,665	$(158,733)	$33,352,233

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$334,257	$5,891	$—	$340,148
Residential mortgage-backed securities	1,238,908	17,206	—	1,256,114
Total debt securities	1,573,165	23,097	—	1,596,262
Totals	$1,573,165	$23,097	$—	$1,596,262

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2014	cost	Gains	Losses	Fair Value
U.S. government agency	$7,561,238	$217,033	$—	$7,778,271
Residential mortgage-backed securities	20,679,345	399,198	(207,616)	20,870,927
State and municipal	4,639,988	17,779	(3,621)	4,654,146
Corporate bonds	2,041,718	—	(11,718)	2,030,000
Total debt securities	34,922,289	634,010	(222,955)	35,333,344
Equity securities	78,754	—	(62,209)	16,545
Totals	$35,001,043	$634,010	$(285,164)	$35,349,889

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2014	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$1,315,718	$9,079	$—	$1,324,797
Total debt securities	1,315,718	9,079	—	1,324,797
Totals	$1,315,718	$9,079	$—	$1,324,797

Unrealized losses segregated by length of impairment as of December 31, 2015 and December 31, 2014 were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$—	$—	$—	$—	$—	$—
U.S. treasury securities	5,872,140	(35,201)	—	—	5,872,140	(35,201)
Residential mortgage-backed securities	1,862,893	(26,479)	1,761,669	(74,411)	3,624,562	(100,890)
State and municipals	1,150,915	(425)	—	—	1,150,915	(425)
Corporate bonds	—	—	—	—	—	—
Total debt securities	8,885,947	(62,105)	1,761,669	(74,411)	10,647,616	(136,516)
Equity securities	—	—	44,435	(22,217)	44,435	(22,217)
Totals	$8,885,947	$(62,105)	$1,806,104	$(96,628)	$10,692,051	$(158,733)

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$—	$—	$—	$—	$—	$—
U.S. treasury securities	—	—	—	—	—	—
Residential mortgage-backed securities	791	(3)	6,901,324	(207,613)	6,902,115	(207,616)
State and municipals	757,939	(3,621)	—	—	757,939	(3,621)
Corporate bonds	2,030,000	(11,718)	—	—	2,030,000	(11,718)
Total debt securities	2,788,730	(15,342)	6,901,324	(207,613)	9,690,054	(222,955)
Equity securities	—	—	16,545	(62,209)	16,545	(62,209)
Totals	$2,788,730	$(15,342)	$6,917,869	$(269,822)	$9,706,599	$(285,164)

At December 31, 2015, unrealized losses in the Company’s portfolio of debt securities of $136,516 in the aggregate were related to 15 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2015, unrealized losses in the Company’s portfolio of equity securities of $22,217 were related to one security and considered temporary.  Since management believes that it is more likely than not the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

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

The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded 10% of stockholders’ equity at December 31, 2015 or 2014.

No investment securities held by the Company as of December 31, 2015 and December 31, 2014 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at December 31, 2015 and 2014 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2015		2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$836,706	$837,413	$237,687	$240,942
Over one to five years	9,542,262	9,609,537	4,794,585	4,787,945
Over five to ten years	7,778,830	7,825,523	9,210,672	9,433,530
Over ten years	—	—	—	—
Residential mortgage-backed securities	14,836,750	15,023,225	20,679,345	20,870,927
Totals	$32,994,549	$33,295,698	$34,922,289	$35,333,344

	2015		2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Over ten years	$334,257	$340,147	$—	$—
Residential mortgage-backed securities	1,238,908	1,256,115	1,315,718	1,324,797
Totals	$1,573,165	$1,596,262	$1,315,718	$1,324,797

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

During the year ended December 31, 2015, there were two sales of investment securities available for sale for a gain of $119,476. There were no sales of investment securities available for sale during the year ended December 31, 2014.

At December 31, 2015, securities with an amortized cost of $12,391,059 (fair value of $12,654,624) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Richmond (the “Reserve Bank”). At December 31, 2014, securities with an amortized cost of $20,035,812 (fair value of $20,358,237) were pledged as collateral for potential borrowings from the FHLB and the Reserve Bank.

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

	December 31,
	2015	2014
Commercial & Industrial	$46,464,340	$33,454,280
Commercial Real Estate	168,569,159	158,714,554
Residential Real Estate	124,810,853	140,374,035
Home Equity Line of Credit	33,722,696	35,717,982
Land	5,229,645	5,856,875
Construction	13,277,353	18,052,287
Consumer & Other	1,166,521	881,179
Total Loans	393,240,567	393,051,192
Less: Allowance for Loan Losses	(1,773,009)	(1,294,976)
Net Loans	$391,467,558	$391,756,216

At December 31, 2015 and December 31, 2014, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,949,215 and $5,281,192, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At December 31, 2015 and 2014, Commercial Real Estate – Investor loans had a total balance of $111,871,251 and $101,947,596, respectively.  At December 31, 2015 and December 31, 2014, Commercial Real Estate – Owner Occupied loans had a total balance of $56,697,908 and $56,766,958, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At December 31, 2015 and 2014, Residential Real Estate – Investor loans had a total balance of $39,410,230 and $50,708,153, respectively.  At

December 31, 2015 and 2014, Residential Real Estate – Owner Occupied loans had a total balance of $85,400,623 and $89,665,882, respectively.

Home Equity Line of Credit

Home Equity Lines of Credit (“HELOCs”) are a form of revolving credit in which a borrower's primary residence serves as collateral.  Borrowers use HELOCs primarily for education, home improvements, and other significant personal expenditures.  The borrower will be approved for a specific credit limit set at a percentage of their home's appraised value less the balance owed on the existing first mortgage.  Major risks in HELOC lending include the borrower's ability to service the existing first mortgage plus the HELOC, the Company's ability to pursue collection in a second lien position upon default, and overall risks in fluctuation in the value of the underlying collateral property.

Land

Land loans are secured by underlying properties that usually consist of tracts of undeveloped land that do not produce income.  These loans carry the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time.  As a result, land loans carry the risk that the builder will have to pay the property taxes and other carrying costs of the property until a buyer is identified.

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

For purposes of calculating the allowance, the Company segregates its loan portfolio into portfolio segments based primarily on the type of supporting collateral.  The Commercial Real Estate and Residential Real Estate segments, which both exclude any collateral property currently under construction, are further disaggregated into Owner Occupied and Investor classes for each.  Further, all segments are also segregated as either PCI loans, purchased loans not deemed impaired, troubled debt restructurings, or new originations.

The analysis for determining the allowance is consistent with guidance set forth in U.S. GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired, primarily including nonaccrual, TDR, and PCI loans where cash flows have deteriorated from those forecasted as of the acquisition date.  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

The general reserve covers loans that are not classified as impaired and primarily includes purchased loans not deemed impaired and new loan originations.  The general reserve requirement is based on historical loss experience and several qualitative factors derived from economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.  Since the Bank does not have its own sufficient loss experience, management also references the historical net charge off experience of peer groups to determine a reasonable range of reserve values, which is permissible per Bank policy.  The peer groups consist of competing Maryland-based financial institutions with established ranges in total asset size.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time that the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The qualitative analysis incorporates global economic factors in the following trends:  national and local economic metrics; portfolio risk ratings and composition; and concentrations in credit.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976
Charge-offs	(80,869)	(45,573)	(454,356)	(64,918)	—	(76,347)	(2,495)	(724,558)
Recoveries(1)	—	—	46,569	13,000	—	—	500	60,069
Provision	91,157	218,857	797,458	42,228	7,026	(13,775)	(429)	1,142,522
Ending balance	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$60,000	$—	$—	$—	$—	$60,000
Ending balance: collectively evaluated for impairment	210,798	727,869	533,084	157,043	15,713	62,967	5,535	1,713,009
Totals	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009

Loans:
Ending balance: individually evaluated for impairment	$813,678	$612,315	$3,839,857	$73,341	$—	$73,300	$5,798	$5,418,289
Ending balance: collectively evaluated for impairment	44,204,047	152,632,809	111,786,914	32,931,643	3,295,080	13,204,053	1,160,723	359,215,269
Ending balance: loans acquired with deteriorated credit quality(2)	1,446,616	15,324,034	9,184,082	717,712	1,934,565	—	—	28,607,009
Totals	$46,464,341	$168,569,158	$124,810,853	$33,722,696	$5,229,645	$13,277,353	$1,166,521	$393,240,567

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $198,482 that have current period charge offs.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$167,400	$324,080	$80,239	$129,203	$6,918	$135,416	$7,744	$851,000
Charge-offs	—	(300,214)	(274,382)	(79,492)	—	—	(934)	(655,022)
Recoveries(1)	30,000	137,072	109,827	9,844	—	—	10,567	297,310
Provision	3,110	393,647	287,729	107,178	1,769	17,673	(9,418)	801,688
Ending balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2014:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	200,510	554,585	203,413	166,733	8,687	153,089	7,959	1,294,976
Totals	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976

Loans:
Ending balance: individually evaluated for impairment	$957,080	$828,264	$4,314,191	$320,329	$—	$—	$—	$6,419,864
Ending balance: collectively evaluated for impairment	30,474,533	137,781,830	124,042,412	34,686,415	2,448,388	17,380,581	881,179	347,695,338
Ending balance: loans acquired with deteriorated credit quality(2)	2,022,667	20,104,460	12,017,432	711,238	3,408,487	671,706	—	38,935,990
Totals	$33,454,280	$158,714,554	$140,374,035	$35,717,982	$5,856,875	$18,052,287	$881,179	$393,051,192

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $104,460 that have current period charge-offs.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2015:

				For the Year Ended
	As of December 31, 2015			December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$813,678	$980,154	$—	$995,042	$59,275
Commercial Real Estate - Investor	612,315	612,315	—	641,498	2,232
Commercial Real Estate - Owner Occupied	—	—	—	—	—
Residential Real Estate - Investor	1,524,751	1,773,567	—	1,998,815	130,426
Residential Real Estate - Owner Occupied	2,218,453	2,444,350	—	2,650,649	228,761
Home Equity Line of Credit	73,341	103,896	—	108,138	2,248
Land	—	—	—	—	—
Construction	73,300	73,242	—	77,194	(31)
Consumer & Other	5,798	189,204	—	104,118	—

With an allowance recorded:
Commercial & Industrial	—	—	—	—	—
Commercial Real Estate - Investor	—	—	—	—	—
Commercial Real Estate - Owner Occupied	—	—	—	—	—
Residential Real Estate - Investor	125,453	130,408	60,000	134,541	5,132
Residential Real Estate - Owner Occupied	—	—	—	—	—
Home Equity Line of Credit	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer & Other	—	—	—	—	—
Total:	5,447,089	6,307,136	60,000	6,709,995	428,043

Commercial & Industrial	$813,678	$980,154	$—	$995,042	$59,275
Commercial Real Estate	612,315	612,315	—	641,498	2,232
Residential Real Estate	3,868,657	4,348,325	60,000	4,784,005	364,319
Home Equity Line of Credit	73,341	103,896	—	108,138	2,248
Land	—	—	—	—	—
Construction	73,300	73,242	—	77,194	(31)
Consumer & Other	5,798	189,204	—	104,118	—
	$5,447,089	$6,307,136	$60,000	$6,709,995	$428,043

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2014:

				For the Year Ended
	December 31, 2014			December 31, 2014
		Unpaid	Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$957,080	$1,155,553	$—	$1,136,545	$92,978
Commercial Real Estate - Investor	662,280	668,287	—	731,634	2,371
Commercial Real Estate - Owner Occupied	165,984	165,984	—	170,360	—
Residential Real Estate - Investor	1,168,103	1,959,337	—	1,728,843	6,508
Residential Real Estate - Owner Occupied	3,250,548	3,853,959	—	3,752,953	201,428
Home Equity Line of Credit	320,329	404,347	—	368,477	—
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer & Other	—	19,034	—	10,245	615

With an allowance recorded:
Commercial & Industrial	—	—	—	—	—
Commercial Real Estate - Investor	—	—	—	—	—
Commercial Real Estate - Owner Occupied	—	—	—	—	—
Residential Real Estate - Investor	—	—	—	—	—
Residential Real Estate - Owner Occupied	—	—	—	—	—
Home Equity Line of Credit	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer & Other	—	—	—	—	—
Total:	6,524,324	8,226,501	—	7,899,057	303,900

Commercial & Industrial	$957,080	$1,155,553	$—	$1,136,545	$92,978
Commercial Real Estate	828,264	834,271	—	901,994	2,371
Residential Real Estate	4,418,651	5,813,296	—	5,481,796	207,936
Home Equity Line of Credit	320,329	404,347	—	368,477	—
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer & Other	—	19,034	—	10,245	615
	$6,524,324	$8,226,501	$—	$7,899,057	$303,900

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of December 31, 2015:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$43,506,060	$943,675	$2,014,605	$—	$46,464,340
Commercial Real Estate - Investor	107,594,899	3,428,403	847,949	—	111,871,251
Commercial Real Estate - Owner Occupied	52,366,555	3,486,013	845,340	—	56,697,908
Residential Real Estate - Investor	30,782,962	1,615,816	7,011,451	—	39,410,229
Residential Real Estate - Owner Occupied	82,557,939	—	2,842,685	—	85,400,624
Home Equity Line of Credit	33,339,596	—	383,100	—	33,722,696
Land	3,460,808	—	1,768,837	—	5,229,645
Construction	13,204,053	—	73,300	—	13,277,353
Consumer & Other	1,160,723	—	5,798	—	1,166,521
Total	$367,973,595	$9,473,907	$15,793,065	$—	$393,240,567

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of December 31, 2014:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$30,150,745	$1,530,547	$1,772,988	$—	$33,454,280
Commercial Real Estate - Investor	93,113,185	5,837,107	2,997,304	—	101,947,596
Commercial Real Estate - Owner Occupied	42,898,246	6,864,098	7,004,614	—	56,766,958
Residential Real Estate - Investor	39,109,937	2,804,857	8,793,359	—	50,708,153
Residential Real Estate - Owner Occupied	84,796,122	—	4,869,760	—	89,665,882
Home Equity Line of Credit	35,088,028	—	629,954	—	35,717,982
Land	3,850,748	—	2,006,127	—	5,856,875
Construction	17,848,675	81,234	122,378	—	18,052,287
Consumer & Other	881,179	—	—	—	881,179
Total	$347,736,865	$17,117,843	$28,196,484	$—	$393,051,192

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2015.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$—	$—	$—	$—	$44,530,267	$487,457	$45,017,724
Commercial Real Estate - Investor	—	—	—	—	101,282,012	561,460	101,843,472
Commercial Real Estate - Owner Occupied	—	—	—	—	51,401,653	—	51,401,653
Residential Real Estate - Investor	—	—	—	—	30,176,907	1,574,473	31,751,380
Residential Real Estate - Owner Occupied	923,060	59,656	—	982,716	80,874,127	2,018,548	83,875,391
Home Equity Line of Credit	308,058	—	—	308,058	32,623,585	73,341	33,004,984
Land	—	—	—	—	3,295,080	—	3,295,080
Construction	—	—	—	—	13,204,053	73,300	13,277,353
Consumer & Other	—	480	—	480	1,160,243	5,798	1,166,521
Total	$1,231,118	$60,136	$—	$1,291,254	$358,547,927	$4,794,377	$364,633,558

Purchased credit impaired loans							28,607,009
Total Loans							$393,240,567

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2014.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$—	$—	$—	$—	$31,093,412	$338,202	$31,431,614
Commercial Real Estate - Investor	159,786	—	—	159,786	88,920,589	608,084	89,688,458
Commercial Real Estate - Owner Occupied	—	—	—	—	48,755,651	165,984	48,921,635
Residential Real Estate - Investor	312,422	—	—	312,422	39,508,855	1,063,643	40,884,920
Residential Real Estate - Owner Occupied	924,608	550,604	—	1,475,213	83,255,356	2,741,114	87,471,683
Home Equity Line of Credit	456,248	24,199	—	480,446	34,205,969	320,329	35,006,745
Land	—	—	—	—	2,448,388	—	2,448,388
Construction	—	—	—	—	17,380,581	—	17,380,581
Consumer & Other	—	500	—	500	880,679	—	881,179
Total	$1,853,063	$575,303	$—	$2,428,367	$346,449,479	$5,237,356	$354,115,202

Purchased credit impaired loans							38,935,990
Total Loans							$393,051,192

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

The following table presents a breakdown of loans the Company modified during the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & Industrial	3	$101,772	$101,772	1	$85,397	$85,397
Commercial Real Estate – Investor	—	—	—	—	—	—
Commercial Real Estate – Owner Occupied	—	—	—	—	—	—
Residential Real Estate - Investor	10	370,210	370,210	—	—	—
Residential Real Estate - Owner Occupied	1	122,097	122,097	2	612,118	612,118
Home Equity Line of Credit	1	129,033	129,033	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Totals	15	$723,112	$723,112	3	$697,515	$697,515

During the year ended December 31, 2015, there were 15 loans modified as TDRs.  The restructuring of a C&I loan consolidated two loans into one and termed out the remaining balance over seven years at an interest rate lower than the current rate for new debt with similar risk.  This C&I TDR was on accrual status at December 31, 2015.    The restructuring of a C&I loan closed the revolving line of credit, established a term note at a higher interest rate and extended the maturity date.  This C&I TDR was on accrual status at December 31, 2015.  The restructuring of seven Residential Real Estate – Investor loans established a global forbearance agreement to provide for the orderly liquidation of collateral along with the establishment of a deficiency note agreement.  The two remaining Residential Real Estate – Investor loans were on nonaccrual status at December 31, 2015.  The restructuring of a Residential Real Estate – Investor loan deferred all payments of principal and interest until the sale of the existing collateral as well as additional collateral that was provided.  This Residential Real Estate – Investor loan was on nonaccrual status at December 31, 2015.  The restructuring of the Residential Real Estate – Investor loan termed out the balance owed over seven years with a forgiveness of debt at the end of the term, if all payments are made as agreed.  This Residential Real Estate – Investor loan was on nonaccrual status at December 31, 2015.  The restructuring of a HELOC loan reduced payments for six months equal to approximately 50% of the current payment while the borrower sells the property.  This HELOC loan was paid off as of December 31, 2015.  The restructuring of this Residential Real Estate - Investor loan extends the maturity date for one year to allow the borrower a period to correct cash flow impairments.  This Residential Real Estate - Investor loan was on accrual status at December 31, 2015.  The restructuring of a Residential Real Estate – Owner Occupied loan re-amortized the existing balance over 10 years, extended the maturity date and established a first lien on the borrower’s primary residence in exchange for releasing the second lien on the borrower’s condo.  This Residential Real Estate – Owner Occupied loan was on accrual status at December 31, 2015.

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

One of the loans modified as a TDR during the previous 12 months with a carrying value of $90,300 was in default of its modified terms at December 31, 2015.  At December 31, 2015 and 2014, the Bank had $2,030,090 and $2,347,989 in loans identified as TDRs, respectively, of which $1,406,179 and $1,192,481 were on nonaccrual status, respectively.

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

The following table reflects the carrying amount of PCI loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	December 31, 2015	December 31, 2014
Commercial & Industrial	$1,446,616	$2,022,667
Commercial Real Estate	15,324,034	20,104,460
Residential Real Estate	9,184,082	12,017,432
Home Equity Line of Credit	717,712	711,238
Land	1,934,565	3,408,487
Construction	—	671,706
Total Loans	$28,607,009	$38,935,990

The contractual amount outstanding for these loans totaled $33,895,849 and $47,678,935 as of December 31, 2015 and December 31, 2014, respectively.

The following table reflects activity in the accretable discount for these loans for the years ended December 31, 2015 and 2014:

	2015	2014
Balance at beginning of period	$2,095,891	$1,991,662
Acquired through Slavie Acquisition	—	1,114,951
Reclassification from nonaccretable difference	1,675,389	3,434,246
Accretion into interest income	(1,391,913)	(4,441,859)
Disposals	(2,103,637)	(3,109)
Balance at end of period	$275,730	$2,095,891

The following table reflects activity in the allowance for these loans for the years ended December 31, 2015 and 2014:

	2015	2014
Balance at beginning of period	$—	$—
Charge-offs	(359,237)	(125,999)
Recoveries	45,689	30,307
Provision for loan losses	313,548	95,692
Balance at end of period	$—	$—

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the 12 months ended December  31, 2015 and 2014:

	2015	2014
Balance at beginning of period	$1,480,472	$1,290,120
New transfers from loans	1,926,928	1,307,191
Sales	(1,676,984)	(704,496)
Write-downs	(270,684)	(412,343)
Balance at end of period	$1,459,732	$1,480,472

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2015 and 2014 are as follows:

			Useful Life
	2015	2014	(in years)
Land	$1,210,000	$1,210,000
Buildings and improvements	1,152,885	1,129,500	10	—	40
Leasehold improvements	2,541,136	2,492,543	10	—	25
Furniture, fixtures and equipment	1,873,027	1,999,929	3	—	10
Software	479,993	430,260	3	—	10
	7,257,041	7,262,232
Accumulated depreciation and amortization	(2,196,239)	(1,708,276)
Net premises and equipment	$5,060,802	$5,553,957

Depreciation and amortization expense for premises and equipment amounted to $732,618 and $880,644 for the years ended December 31, 2015 and 2014, respectively.

The Company leases five branches as well as its administrative, operations, and mortgage banking offices under noncancellable operating leases with initial terms varying from three to 10 years and providing for one or more renewal options.  Three additional branch sites are subject to noncancellable ground leases with initial terms of 20 years and providing for four 5-year renewal options.  The Company also owns three properties with a branch at each location.

Rent expense applicable to operating leases for the years ended December 31, 2015 and 2014 was $1,654,297 and $1,892,097, respectively.

At December 31, 2015, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Periods ending December 31:	Operating Leases
2016	$1,278,829
2017	1,024,855
2018	997,511
2019	773,366
2020	590,920
Thereafter	3,369,740
Total minimum lease payments	$8,035,221

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at December 31, 2015 had a remaining weighted average amortization period of approximately 2.6 years.  The following table presents the changes in the net book value of core deposit intangible assets for the years ended December 31, 2015 and 2014:

	2015	2014
Balance at beginning of period	$3,478,282	$3,993,679
Additions from the Carrollton Merger	—	—
Additions from the Slavie Acquisition	—	477,563
Amortization expense	(854,098)	(992,960)
Balance, December 31, 2015	$2,624,184	$3,478,282

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of December 31, 2015 and December 31, 2014:

	2015	2014
Gross carrying amount	$5,578,211	$5,578,211
Accumulated amortization	(2,954,027)	(2,099,929)
Net carrying amount	$2,624,184	$3,478,282

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at December 31, 2015:

Periods ending December 31:	Amount
2016	$649,939
2017	490,847
2018	402,243
2019	368,806
2020	352,101
Subsequent years	360,248
Total	$2,624,184

NOTE 9 – DEPOSITS

The following table presents the composition of deposits at December 31, 2015 and 2014:

	2015	2014
Noninterest-bearing deposits	$101,838,210	$91,676,534
Interest-bearing deposits:
Checking	53,992,300	54,844,855
Savings	38,086,749	36,233,369
Money market	88,946,436	82,651,992
Total interest-bearing checking, savings and money market deposits	181,025,485	173,730,216
Time deposits below $100,000	41,150,349	50,313,096
Time deposits $100,000 or above	43,401,894	72,110,286
Total time deposits	84,552,243	122,423,382
Total interest-bearing deposits	265,577,728	296,153,598
Total Deposits	$367,415,938	$387,830,132

The following table sets forth the maturity distribution for the Company’s time deposits at December 31, 2015:

Amount
Maturing within one year	$45,067,147
Maturing over one to two years	14,122,712
Maturing over two to three years	5,814,058
Maturing over three to four years	15,917,507
Maturing over four to five years	3,599,248
Maturing over five years	31,571
Total Time Deposits	$84,552,243

Interest expense on deposits for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Interest-bearing checking	49,992	51,315
Savings	44,605	80,629
Money market	263,822	305,217
Total interest-bearing checking, savings and money market deposits	358,419	437,161
Time deposits below $100,000	571,126	251,359
Time deposits $100,000 or above	832,354	543,123
Total time deposits	1,403,480	794,482
Total Interest Expense	$1,761,899	$1,231,643

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At December 31, 2015, CDARS and ICS deposits were $0.6 million and $8.7 million, respectively.  At December 31, 2014, CDARS and ICS deposits were $4.1 million and $4.8 million, respectively.

In April 2014, the Bank announced its exit from the Individual Retirement Account (“IRA”) product line.  At the time, as a result of the announcement, the Bank stopped offering IRAs to new customers and resigned as custodian for its existing IRAs.  IRA deposit balances of $24 million or 6% of total deposits were either transferred to new IRA custodians or disbursed to customers by May 23, 2014.  The IRA exit increased second quarter other income $2.4 million, resulting from the recognition of the remaining interest rate mark-to-market adjustment on IRA deposits, that was recorded in connection with the Jefferson Merger (defined in Note 2).

The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $6.5 million and $14.8 million at December 31, 2015 and 2014, respectively.

NOTE 10 – BORROWINGS

Borrowings at December 31, 2015 and 2014 consisted of the following:

December 31, 2015
Federal Home Loan Bank Advances
Due January, 2016, Fixed Rate 0.24%	$3,300,000
Due January, 2016, Fixed Rate 0.40%	5,000,000
Due January, 2016, Fixed Rate 0.38%	15,000,000
Due January, 2016, Fixed Rate 0.35%	5,100,000
Due June, 2016, Fixed Rate 0.73%	10,000,000
Due December, 2016, Daily Rate 0.49%	13,600,000
Atlantic Central Bankers Bank Advances
Due November, 2016, Fixed Rate 4.00%	300,000
Total	$52,300,000
As of and for the Year Ended December 31, 2015
Weighted average interest rate at year end:
Federal Home Loan Bank overnight advance	0.490%
Federal Home Loan Bank short term advances	0.458%
Atlantic Central Bankers Bank advances	4.000%
Maximum amount outstanding at month end during the year:
Federal Home Loan Bank overnight advance	$15,100,000
Federal Home Loan Bank short term advances	$38,400,000
Atlantic Central Bankers Bank advances	$300,000
Average amount outstanding during the year:
Federal Home Loan Bank overnight advance	$7,766,849
Federal Home Loan Bank short term advances	$15,581,644
Atlantic Central Bankers Bank advances	$200,018
Weighted average interest rate during the year:
Federal Home Loan Bank overnight advance	0.380%
Federal Home Loan Bank short term advances	0.228%
Atlantic Central Bankers Bank advances	4.425%

December 31, 2014
Federal Home Loan Bank Advances
Due January, 2015, Fixed Rate 0.24%	$8,000,000
Due December, 2015, Daily Rate 0.355%	14,000,000
Atlantic Central Bankers Bank Advances
Due November, 2015, Fixed Rate 4.50%	150,000
Total	$22,150,000
As of and for the Year Ended December 31, 2014
Weighted average interest rate at year end:
Federal Home Loan Bank overnight advance	0.355%
Federal Home Loan Bank short term advances	0.240%
Atlantic Central Bankers Bank advances	4.500%
Maximum amount outstanding at month end during the year:
Federal Home Loan Bank overnight advance	$20,000,000
Federal Home Loan Bank short term advances	$8,000,000
Atlantic Central Bankers Bank advances	$150,000
Average amount outstanding during the year:
Federal Home Loan Bank overnight advance	$6,605,393
Federal Home Loan Bank short term advances	$2,646,988
Atlantic Central Bankers Bank advances	$16,849
Weighted average interest rate during the year:
Federal Home Loan Bank overnight advance	0.362%
Federal Home Loan Bank short term advances	0.194%
Atlantic Central Bankers Bank advances	2.893%

Interest expense on FHLB advances and other borrowed funds for the years ended December 31, 2015 and 2014 were $72,380 and $25,556, respectively.

The Company had no long-term borrowings at December 31, 2015.

NOTE 11 – STOCK-BASED COMPENSATION

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Plan”) was adopted by Bay Bancorp’s Board of Directors in March 2015 and the Annual Meeting of Stockholders in May 2015.  The 2015 Plan is a broad-based plan that permits the grant of stock options, stock awards and other stock-based awards.  The 2015 Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, all non-employee directors of the Company, and consultants of the Company and its subsidiaries.  The Board’s Compensation Committee administers the 2015 Plan.

The aggregate number of shares that may be issued or transferred under the 2015 Plan is 100,000.  Also, the aggregate number of shares that may be issued or transferred pursuant to incentive options is 100,000.  In any calendar year, a participant may not be awarded grants covering more than 20,000 Shares.  The aggregate number of shares that may be issued or transferred to any participant in a calendar year pursuant to grants designated as qualified performance-based compensation is 20,000.  There were no grants of shares authorized under the 2015 Plan at December 31, 2015.

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

The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock adjusted for the post-merger exchange ratio of 2.2217 and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a 10-year terms.  Options relating to a total of 259,940 shares of common stock were outstanding as of December 31, 2015.  As a result of the Jefferson Merger, the Jefferson Plan is now administered by Bay Bancorp, Inc.’s Board of Directors.

The Carrollton Bancorp 2007 Equity Plan (the “Equity Plan” and, together with the Jefferson Plan, the “Plans”) was approved at the 2007 annual meeting of stockholders of Bay Bancorp, Inc.  Under the Equity Plan, 500,000 shares of common stock were reserved for issuance.  Options relating to a total of 235,892 shares of common stock were outstanding as of December 31, 2015.

Stock Options

The following weighted average assumptions were used for options granted during the years ended December 31, 2015 and 2014:

	2015		2014
Dividend yield	—%		—%
Expected life	4	years	6	years
Expected volatility	22.8%		27.2%
Risk-free interest rate	1.44%		1.91%

The dividend yield is based on estimated future dividend yields.  The expected term of share options granted is generally derived from historical experience.  Expected volatilities are generally based on historical volatilities.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following tables summarize changes in the Company's stock options outstanding for the year ended December 31, 2015 and 2014:

		Weighted
		Average	Weighted Average		Aggregate
	Stock Options	Exercise	Remaining		Intrinsic
	Outstanding	Price	Contractual Life		Value
Outstanding, January 1, 2015	743,015	$4.99	6.85	years	$—
Granted	30,000	5.26
Exercised	(202,651)	4.50			$113,218
Forfeited or expired	(74,532)	5.21
Outstanding, December 31, 2015	495,832	$5.17	6.32	years	$146,453
Exercisable, December 31, 2015	407,686	$5.17	5.89	years	$145,313
Weighted average fair value of options granted during the year		$1.08

		Weighted
		Average	Weighted Average		Aggregate
	Stock Options	Exercise	Remaining		Intrinsic
	Outstanding	Price	Contractual Life		Value
Outstanding, January 1, 2014	608,905	$5.23	7.11	years	$175,426
Granted	187,000	4.97			—
Forfeited or expired	(52,890)	7.72			(175,426)
Outstanding, December 31, 2014	743,015	$4.99	6.85	years	$—
Exercisable at December 31, 2014	557,224	$4.94	6.43	years	$—
Weighted average fair value of options granted during the year		$1.60

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the years ended December 31, 2015 and 2014, stock-based compensation expense applicable to the Plans was $63,932 and $415,560, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $118,272 at December 31, 2015.  This amount is expected to be recognized over a remaining weighted average period of approximately 3.54 years.

The summary of the activity for the Company’s non-vested options for the years ended December 31, 2015 and 2014 is presented in the following table:

	2015		2014
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested options at January 1,	145,791	$2.05	231,650	$2.30
Granted	30,000	1.08	187,000	1.47
Vested	(69,707)	1.41	(232,859)	1.88
Cancelled, forfeited or expired	(17,939)	1.85	(40,000)	1.85
Non-vested options at December 31,	88,145	$1.73	145,791	$2.05

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  A total of 48,997 shares of restricted common stock have been granted through December 31, 2015, with 15,296 shares granted to the eight eligible directors on May 27, 2015.  Total stock based compensation expense attributable to the shares of restricted common stock was $79,989 and $84,153 for the years ended December 31, 2015 and 2014, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $33,333 at December 31, 2015.

A summary of the activity for the Company’s non-vested restricted stock for the period indicated is presented in the following table:

	2015		2014
		Weighted-		Weighted-
		Average Fair		Average Fair
	Shares	Value	Shares	Value
Non-vested restricted stock at January 1,	16,256	$4.92	15,488	$5.17
Granted	15,296	5.23	16,256	4.92
Vested	(16,256)	4.92	(15,488)	5.17
Non-vested restricted stock at December 31,	15,296	$5.23	16,256	$4.92

Other Stock Awards

There were no other stock awards for the 12 months ended December 31, 2015.

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

Obligations and Funded Status

	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$9,470,210	$9,897,739
Service cost	72,639	60,738
Interest cost	443,370	442,705
Actuarial loss/(gain)	1,106,605	(421,439)
Disbursements made	(465,344)	(509,533)
Benefit obligation at end of year	10,627,480	9,470,210
Change in Plan Assets
Fair value of plan assets at beginning of year	10,150,878	9,855,247
Actual return on plan assets	(176)	499,052
Employer contribution	112,885	306,112
Disbursements made	(465,344)	(509,533)
Fair value of plan assets at end of year	9,798,243	10,150,878
Funded Status at End of Year	$(829,237)	$680,668

The accumulated benefit obligation was $10,627,480 and $9,470,210 at December 31, 2015 and 2014, respectively.

The amount recognized on the consolidated balance sheet as defined benefit pension liability and asset was ($829,237) and $680,668 at December 31, 2015 and 2014, respectively.

Amounts recognized in accumulated other comprehensive income (net of taxes at 39.445%) consist of the following:

	2015	2014
Net loss/(gain)	$1,047,474	$(1,452,220)

Components of Net Periodic Pension Cost and Other Amounts Recognized in Other Comprehensive Income

Net Periodic Pension Benefit	2015	2014
Service cost	$72,639	$60,738
Interest cost	443,370	442,705
Expected return on plan assets	(629,783)	(598,359)
Amortization of net loss/(gain)	—	(78,828)
Net periodic pension benefit	(113,774)	(173,744)

Other Changes in Plan Assets and Benefit Obligations
Net loss (gain) for the period	1,729,790	(243,303)
Amortization of prior service cost	—	—
Amortization of net transition liability	—	—
Amortization of net gain	—	—
Total recognized in other comprehensive income	1,729,790	(243,303)
Total recognized in net periodic pension cost and other comprehensive income	$1,616,016	$(417,047)

Additional Information

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s benefit obligations were as follows:

	2015	2014
Discount rates	4.14%	3.77%
Rates of compensation increase	NA	NA
Expected rate of return	NA	NA

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s periodic cost were as follows:

	2015	2014
Discount rates	3.77%	4.72%
Expected rate on plan assets	6.60%	6.60%
Rate of compensation increase	NA	NA

The target and actual allocations expressed as a percentage of the Pension Plan’s assets as of December 31, 2015 and 2014 were as follows:

December 31, 2015	Target	Actual
Equity Securities	40-65%	62%
Debt securities	35-60%	38%
Total	100%	100%

December 31, 2014
Equity Securities	Target	Actual
Fixed income-guaranteed fund	40-65%	59%
Total	35-60%	41%
	100%	100%

Estimated future benefit payments are as follows:

Periods ending December 31:	Amount
2016	$483,374
2017	457,072
2018	465,076
2019	468,583
2020	490,135
2021-2025	2,739,509

There is no required minimum amount of contribution to be made by the Company to the Pension Plan during 2016.

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

Fair Value Measurement of Plan Assets

The following table summarizes the fair value of the Pension Plan’s investments at December 31, 2015 and 2014.

		Quoted Prices in
		Active markets for	Significant Other	Significant Other
	Total as of December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	2015	(Level 1)	(Level 2)	(Level 3)
Equity Securities – Pooled Separate Account:
Large-cap	$2,111,647	$—	$2,111,647	$—
Mixed-cap	2,473,587	—	2,473,587
Small-cap	816,159	—	816,159	—
International	638,434	—	638,434	—
Guaranteed Deposit	3,758,416	—	3,758,416	—
Total	$9,798,243	$—	$9,798,243	$—

		Quoted Prices in
		Active markets for	Significant Other	Significant Other
	Total as of December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	2014	(Level 1)	(Level 2)	(Level 3)
Equity Securities - Pooled Separate Account:
Mixed-cap	$4,475,708	$—	$4,475,708	$—
Small-cap	822,709	—	822,709	—
International	665,773	—	665,773	—
Guaranteed Deposit	4,186,688	—	4,186,688	—
Total	$10,150,878	$—	$10,150,878	$—

401(k) Plan

The Company has a contributory thrift plan (“Thrift Plan”) qualifying under Section 401(k) of the Code, which allows employees to make contributions to the savings plan on a pretax basis.  Employees with three months of service are eligible for participation in the Thrift Plan.  The Company may match a percentage of the employee’s contributions, which is determined at the end of each year based on the Company’s profitability and is contributed in Company stock.  The expense associated with this plan for 2015 and 2014 is $0.  The 2016 match based on 2015 Company performance and employee contributions will be 50% of the employee’s 401(k) contribution up to 2% of the contributions beginning July 1, 2015.

NOTE 13 – INCOME TAXES

The components of income tax expense (benefit) are as follows for the years ended December 31, 2015 and 2014:

	2015	2014
Current income tax (benefit) expense:
Federal	$(72,963)	$(3,066,917)
State	7,334	(651,942)
Total current tax benefit	(65,629)	(3,718,859)

Deferred income tax expense:
Federal	962,930	2,470,018
State	237,364	522,056
Total deferred tax expense	1,200,294	2,992,074

Total income tax expense (benefit)	$1,134,665	$(726,785)

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Years Ended December 31,
	2015		2014
		Percentage of		Percentage of
	Amount	Pretax Income	Amount	Pretax Income
Income tax expense at federal statutory rate	$1,042,246	34%	$784,014	34%
Increase (decrease) resulting from:
Recognized Built-In Losses/Amended Returns	—	—%	(1,768,601)	(76.7)%
Tax exempt income	(17,104)	(0.6)%	(20,258)	(0.9)%
Bank owned life insurance	(42,831)	(1.4)%	(43,793)	(1.9)%
State income taxes, net of federal income tax benefit	161,501	5.3%	148,099	6.4%
Incentive stock options	(29,684)	(1.0)%	154,010	6.7%
Nondeductible expenses	20,537	0.7%	19,744	0.9%
Total income tax expense and effective tax rate	$1,134,665	37.0%	$(726,785)	(31.5)%

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred Tax Assets
Bad Debts	$517,953	$147,983
Equity security impairment loss	179,692	159,890
Deferred compensation	175,039	191,317
Nonaccrual loan interest income	203,520	244,180
Stock based compensation plans	122,342	110,632
Accrued pension expense	457,148	801,696
Real estate acquired through foreclosure	119,335	100,503
Purchase accounting adjustment - loans	1,048,480	1,858,465
Purchase accounting adjustment - lease obligations	276,876	282,022
AMT credit carryforwards	300,166	277,331
NOL carryforwards	1,087,179	2,029,613
Other	—	14,552
Subtotal	4,487,730	6,218,184
Less: Valuation allowance	(76,289)	(38,346)
Total deferred tax assets	4,411,441	6,179,838

Deferred Tax Liabilities:
Basis difference on securities acquired in merger	167,539	273,148
Core deposit intangible	1,035,106	1,372,008
Purchase accounting adjustment - other	15,633	36,696
Depreciation and amortization	78,269	164,792
Prepaid pension expense	—	—
Net unrealized gain on pension plan assets	263,649	945,964
Net unrealized gains on available for sale securities	110,118	137,552
Other	17,570	35,578
Total deferred tax liabilities	1,687,884	2,965,738
Net Deferred Tax Asset	$2,723,557	$3,214,100

Previously, the Company disclosed that it incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code as a consequence of the Jefferson Merger.   As a result, applicable federal and state tax law places an annual limitation of approximately $351,000 on the amount of certain losses that may be used, including built-in losses that existed at the date of the ownership change.  Further, the Company disclosed that, during 2013, the Company recognized built-in losses that were also subject to the annual Section 382 limitation and that a portion of these losses would not be realizable due to the limitation.  Therefore, no deferred tax assets were recorded for recognized built-in losses in excess of the amount that the Company had the ability to utilize in the future and a valuation allowance was established against a portion of the remaining deferred tax assets with a built-in loss limitations.

Upon completion of the Jefferson Merger-related income tax returns, it was determined that the Company was subject to the Section 382 limitation for net operating losses, but that the built-in losses were below the de minimis threshold established in Section 382 and therefore were not subject to the annual limitation.  Accordingly, the benefit associated with previously unrecorded deferred tax assets was recognized during 2014 and the valuation allowance associated with deferred tax assets previously thought to be subject to the built-in loss limitation was released.

The 2014 effective tax rate of (31.5%) includes a benefit of $1.8 million that resulted from the recognition of the deferred tax assets discussed above.

The bargain purchase gain recognized in 2014 was the result of the Slavie Acquisition from the FDIC in a taxable transaction.  Therefore, there was no impact from the transaction on the effective tax rate for 2014.

At December 31, 2015, the Company had federal net operating loss carryforwards of $3.6 million, which begin to expire in 2033.    As a result of the Jefferson Merger, $1.6 million of these net operating losses are subject to an annual limitation of $0.35 million.  At December 31, 2015, the Company had state net operating loss carryforwards of $7.4 million, which begin to expire in 2033.    A valuation allowance of approximately $76,000 has been established against the corresponding deferred tax assets and state net operating losses that are not deemed to be more likely than not to be realized.

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes.  Management has determined that the Company is more likely than not to realize existing net deferred tax assets as of December 31, 2015, with the exception of the items noted above.

As of December 31, 2015 and 2014, the Company did not have any unrecognized tax benefits.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax by the State of Maryland.  The Company is currently being audited by the Internal Revenue Service for the 2011 and 2013 tax years.  The Company is no longer subject to examination by taxing authorities in these jurisdictions for the years before 2011.

NOTE 14 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. For financial statements presented by the Company, non-equity changes are comprised of unrealized gains or losses on available for sale securities and any minimum pension liability adjustments.  These items do not have an impact on the Company’s net income.  The following table presents the activity in net accumulated other comprehensive income for the periods indicated:

	Unrealized Gains
	(Losses) on Investments	Defined Benefit Pension
	Available for Sale	Plan	Total
Balance at December 31, 2014	$211,294	$1,452,220	$1,663,514
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	135,643	(1,047,474)	(911,831)
Amounts reclassified from comprehensive loss	(178,123)	—	(178,123)
Other comprehensive loss	(42,480)	(1,047,474)	(1,089,954)
Balance at December 31, 2015	$168,814	$404,746	$573,560

	Unrealized Gains
	(Losses) on Investments	Defined Benefit Pension
	Available for Sale	Plan	Total
Balance at December 31, 2013	$(190,971)	$1,304,888	$1,113,917
Other comprehensive income	402,265	147,332	549,597
Balance December 31, 2014	$211,294	$1,452,220	$1,663,514

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the year ended December 31, 2015
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Gross AFS securities gain	$219,996	$(84,353)	$135,643
Reclassification adjustments	(289,913)	111,790	(178,123)
Net loss recognized in other comprehensive loss	(69,917)	27,437	(42,480)
Defined benefit pension plan adjustments:
Net actuarial losses	(1,729,790)	682,316	(1,047,474)
Net loss recognized in other comprehensive loss	(1,729,790)	682,316	(1,047,474)
Other comprehensive loss	$(1,799,707)	$709,753	$(1,089,954)

For the year ended December 31, 2014
Other comprehensive income:
Unrealized gain on AFS debt securities	664,241	$(261,976)	$402,265
Unrealized gain on defined benefit pension plan	243,303	(95,971)	147,332
Other comprehensive income:	$907,544	$(357,947)	$549,597

NOTE 15- NET INCOME PER COMMON SHARE

The calculation of net income per common share for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Basic earnings per share:
Net income	$1,930,765	$3,032,708
Weighted average shares outstanding	11,040,159	10,370,795
Basic net income per share	$0.17	$0.29

Diluted earnings per share:
Net income	$1,930,765	$3,032,708
Weighted average shares outstanding	11,040,159	10,370,795
Dilutive potential shares	137,974	194,541
Total diluted average shares outstanding	11,178,133	10,565,336
Total diluted net income per share	$0.17	$0.29

Anti-dilutive shares	264,362	292,939

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

	2015	2014
Beginning Balance	$7,644,857	$5,437,593
Additions	3,900,126	2,366,328
Repayments	(1,868,093)	(159,064)
Ending Balance	$9,676,890	$7,644,857

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties.  Deposit balances of executive officers, directors and their related interests as of December 31, 2015 and 2014 were $6,238,805 and $7,044,100, respectively.

A principal for a commercial real estate services company, through which the Bank entered into a third-party lease agreement for the Lutherville headquarters offices and branch in 2010, became a director of the Company and the Bank on April 19, 2013.    The Bank paid approximately $254,356 in 2015 and $340,552 in 2014 as lease payments for the office and branch facilities.  In addition, the Bank paid approximately $25,167 and $0 to the real estate services company in 2015 and 2014, respectively, for several small leasehold improvement projects.

In August of 2013, the managing member of the ownership group that advises the then-majority owner of the Company entered into an agreement to sublease office space from the Company in the Bank’s Columbia operations center.  The managing member paid $1,721 and $17,382 to the Company during 2015 and 2014, respectively.

Also in August of 2013, the managing member of the ownership group that advises the then-majority owner of the Company entered into a cost sharing agreement for services to be performed by one of the Bank’s employees.  The managing member reimbursed the Bank for $14,103 and $37,380 of the pro-rata share of this employee’s salary and benefits costs in 2015 and 2014, respectively.

In July 2014, the Company entered into an agreement with its largest shareholder whereby the shareholder will provide management and advisory services to the Company and the Bank.  The Bank paid $122,500 to the sharedholder owner during 2015 and $125,000 during 2014.

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

Outstanding loan commitments and lines and letters of credit were as follows:

	December 31, 2015	December 31, 2014
Loan commitments	$6,054,409	$5,021,857
Unused lines of credit	78,100,042	64,761,646
Standby letters of credit	2,925,984	1,632,927
Mortgage loan repurchase obligation	2,790,836	10,110,416

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

Mortgage Loan Repurchase Obligations:  The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers.  The Company’s contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.  The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events.  The loan balances subject to repurchase were $2.8 million and $10.1 million at December 31, 2015 and 2014, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).    If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market

activity of the instrument (Level 3).    It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the period ended December 31, 2015.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$3,810,639	$—	$3,810,639	$—
U.S. treasury securities	5,872,140	—	5,872,140	—
Residential mortgage-backed securities	15,023,225	—	15,023,225	—
State and municipal	4,531,554	—	4,531,554	—
Corporate obligations	4,058,140	—	4,058,140	—
Equity securities	56,535	56,335	—	—
	$33,352,233	$56,335	$33,295,698	$—

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2014	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$7,778,271	$—	$7,778,271	$—
Residential mortgage-backed securities	20,870,927	—	20,870,927	—
State and municipal	4,654,146	—	4,654,146	—
Corporate obligations	2,030,000	—	2,030,000	—
Equity securities	16,545	16,545	—	—
	$35,349,889	$16,545	$35,333,344	$—

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2015 and 2014.

Impaired Loans

Loans for which it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, using the present value of expected cash flows, the loan’s observable market price, or the fair value of collateral (less estimated selling costs) if the loan is collateral dependent.  A specific allowance for loan loss is then established or a charge-off is recorded if the loan is collateral dependent and the loan is classified at a Level 3 in the fair value hierarchy.  Appraised collateral values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above.  Valuation techniques are consistent with those applied in prior periods.

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

The tables below present the recorded assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$477,967	$—	$—	$477,967
Real estate acquired through foreclosure	976,689	—	—	976,689
	$1,454,656	$—	$—	1,454,656

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2014	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$374,459	$—	$—	$374,459
Real estate acquired through foreclosure	983,276	—	—	983,276
	$1,357,735	$—	$—	1,357,735

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015:	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$477,967		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$976,689		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014:	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$374,459	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$983,276		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

The following disclosure of estimated fair values of the Company's financial instruments at December 31, 2015 and 2014 is made in accordance with the requirements of ASC Topic 820:

	Level in Fair	December 31, 2015		December 31, 2014
	Value	Carrying	Estimated fair	Carrying	Estimated fair
	Hierarchy	Amount	value	Amount	value
Financial assets:
Cash and cash equivalents	Level 1	$34,413,222	$34,413,222	$16,892,174	16,892,174
Investment securities available for sale (debt)	Level 2	33,295,698	33,295,698	35,333,344	35,333,344
Investment securities available for sale (equity)	Level 1	56,535	56,535	16,545	16,545
Investment securities held to maturity (debt)	Level 2	1,573,165	1,596,262	1,315,718	1,324,797
Restricted equity securities	Level 2	2,969,595	2,969,595	1,862,995	1,862,995
Loans held for sale	Level 2	4,864,344	4,864,344	7,233,306	7,233,306
Loans, net of allowance	Level 3	391,467,558	397,258,339	391,756,216	401,651,659
Accrued interest receivable	Level 2	1,271,871	1,271,871	1,306,111	1,306,111

Financial liabilities:
Deposits	Level 3	367,415,938	367,398,372	387,830,132	388,705,645
Accrued interest payable	Level 2	21,161	21,161	25,350	25,350
Borrowings	Level 2	52,300,000	52,300,000	22,150,000	22,150,000

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

Loans.  The fair value of loans, except for PCI loans that are collateral-dependent, was estimated by computing the discounted value of estimated cash flows, adjusted for probable credit losses, for pools of loans having similar characteristics.  The discount rate was based upon the current market rate for a similar loan.  The fair value of PCI loans that are collateral-dependent was determined based on the estimated fair value of collateral less estimated costs to sell.  Nonperforming loans have an assumed interest rate of 0%.

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

In addition, the OCC requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered “adequately capitalized” is 4%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB.

The following table summarizes capital ratios and related information in accordance with Basel III as measured at December 31, 2015 and pre-existing rules at December 31, 2014.  For disclosure regarding changes resulting from Basel III see the Item 7 of Part I of this report under the heading, “CAPITAL RESOURCES”, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Capital Resources, Basel III. The Bank was classified in the well capitalized category at both December 31, 2015 and December 31, 2014 under the regulatory capital rules in effect at each date.  Since December 31, 2015, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:

Common Equity Tier 1 Capital	$65,465	16.14%	$18,249	4.50%	$26,360	6.50%

Tier I Risk-Based Capital Ratio	$65,465	16.14%	$24,332	6.00%	$32,443	8.00%

Total Risk-Based Capital Ratio	$67,238	16.58%	$32,443	8.00%	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	$23,801	5.00%

As of December 31, 2014:

Common Equity Tier 1 Capital	N/A	N/A	N/A	N/A	N/A	N/A

Tier I Risk-Based Capital Ratio	$61,448	16.31%	$15,066	4.00%	$22,599	6.00%

Total Risk-Based Capital Ratio	$62,743	16.66%	$30,132	8.00%	$37,665	10.00%

Tier 1 Leverage Ratio	$61,448	12.94%	$18,988	4.00%	$23,735	5.00%

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  The Company and Bank have applied for regulatory approval to pay a one-time cash dividend related to the planned Merger with Hopkins.  Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying dividends beyond the foregoing described need for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors and will depend, in part, on the Company’s earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period.

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included December 31, 2015 and 2014.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At December 31, 2015, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 20– CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed financial statements for Bay Bancorp, Inc. (Parent only) are presented below:

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$90,914	$108,712
Investment securities available for sale, at fair value	92,722	66,343
Investment in subsidiary	67,872,587	66,756,548
Other assets	28,631	38,954
Total Assets	$68,084,854	$66,970,557

LIABILITIES
Borrowings	300,000	150,000
Accrued expenses and other liabilities	102,365	177,271
Total Liabilities	402,365	327,271

STOCKHOLDERS’ EQUITY
Common stock	11,046,676	11,014,517
Additional paid-in capital	43,395,183	43,228,950
Retained earnings	12,667,070	10,736,305
Accumulated other comprehensive income	573,560	1,663,514
Total Stockholders' Equity	67,682,489	66,643,286
Total Liabilities and Stockholders' Equity	$68,084,854	$66,970,557

	Years Ended December 31,
	2015	2014
Income:
Interest and dividends on deposits and investment securities	$188	$366
Other income	—	2,832
Total Income	188	3,198

Expenses:
Interest on short-term borrowings	7,255	488
Other noninterest expenses	208,267	236,818
Total Expenses	215,522	237,306

Loss before income taxes and equity in undistributed net income of subsidiary	(215,334)	(234,108)
Income tax benefit	(73,214)	(105,769)
Loss before equity in undistributed net income of subsidiary	(142,120)	(128,339)
Equity in undistributed net income of subsidiary	2,072,885	3,161,047
Net income	$1,930,765	$3,032,708

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,930,765	$3,032,708
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiary	(2,072,885)	(3,161,047)
Net (increase) decrease in accrued interest receivable and other assets	(5,452)	15,841
Net (decrease) increase in intercompany accounts payable	(10,858)	1,856
Net decrease in accrued taxes	(73,215)	(105,770)
Net increase (decrease) in accrued expenses and other liabilities	9,167	(22,852)
Net cash used in operating activities	(222,478)	(239,264)

Cash flows from investing activities:
Additional equity investment in subsidiary	—	(7,000,000)
Net cash used in investing activities	—	(7,000,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	7,000,000
Repurchase of common stock	(857,574)	—
Proceeds from issuance of common stock on stock option exercise	912,254	—
Proceeds from short term borrowings	150,000	150,000
Net cash provided by financing activities	204,680	7,150,000

Net decrease in cash and cash equivalents	(17,798)	(89,264)
Cash and cash equivalents at beginning of period	108,712	197,976
Cash and cash equivalents at end of period	$90,914	$108,712

NOTE 21 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,837,326	$5,981,886	$5,878,417	$5,511,877
Interest expense	498,177	474,642	456,659	405,405
Net interest income	5,339,149	5,507,244	5,421,758	5,106,472
Provision for loan losses	275,109	296,700	306,387	264,326
Net interest income after provision for loan losses	5,064,040	5,210,544	5,115,371	4,842,146
Noninterest income	1,237,220	1,586,733	1,494,778	1,100,523
Noninterest expenses	5,699,884	5,931,998	5,755,755	5,198,288
Income before income taxes	601,376	865,279	854,394	744,381
Income taxes	258,123	319,364	324,977	232,201
Net Income	$343,253	$545,915	$529,417	$512,180

Net income per share-basic	$0.03	$0.05	$0.05	$0.05
Net income per share-diluted	$0.03	$0.05	$0.05	$0.05

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,486,904	$6,089,803	$5,822,604	$6,715,689
Interest expense	309,059	301,169	299,074	347,897
Net interest income	5,177,845	5,788,634	5,523,530	6,367,792
Provision for loan losses	219,165	140,679	220,373	221,471
Net interest income after provision for loan losses	4,958,680	5,647,955	5,303,157	6,146,321
Bargain purchase gain	—	524,432	—	—
Other noninterest income	1,253,372	3,740,534	1,127,392	1,118,497
Total noninterest income	1,253,372	4,264,966	1,127,392	1,118,497
Noninterest expenses	6,339,673	6,255,702	7,971,649	6,947,393
(Loss) Income before income taxes	(127,621)	3,657,219	(1,541,100)	317,425
Income (benefit) taxes	(209,356)	1,004,263	(599,585)	(922,107)
Net Income (loss)	$81,735	$2,652,956	$(941,515)	$1,239,532

Net income(loss) per share - basic	$0.01	$0.26	$(0.09)	$0.12
Net income(loss) per share - diluted	$0.01	$0.25	$(0.09)	$0.12

(1)  The bargain purchase gain for the second quarter was retroactively restated downward for measurement period adjustments of $186,682 in the third quarter and adjusted upward for measurement period adjustments of $13,588 in the fourth quarter.

NOTE 22 – SUBSEQUENT EVENTS

On January 22, 2016, the Bank and Hopkins Bank filed an Interagency Bank Merger Act Application with the OCC to seek approval of the merger of Hopkins Bank with and into the Bank, with the Bank as the surviving federal savings bank.

On February 1, 2016, the Bay Bancorp, Inc., Hopkins, and Alvin M. Lapidus amended their previously-announced Agreement and Plan of Merger, dated as of December 18, 2015 (the “Parent Merger Agreement”), to increase, from $400,000 to $625,000, the aggregate amount of all bonuses that Hopkins and its affiliated companies may, subject to any required regulatory approval, pay to their directors and employees prior to the merger of Hopkins with and into Bay Bancorp, Inc.

On February 24, 2016, the Board of Directors of the Company approved a new stock purchase program that authorizes the Company to repurchase up to 250,000 shares of its common stock over a 12-month period commencing on February 24, 2016.  The shares of common stock may be repurchased in open market transactions or privately negotiated transactions at times, in amounts and at prices to be determined in the discretion of the Company’s President and Chief Executive Officer, provided that the purchase price per share may not be less than the fair market value of a share of common stock as of the date of the purchase and provided further that each proposed repurchase must be consistent with applicable securities laws and regulations, including Rule 10b-18 promulgated under the Exchange Act and the Company’s blackout policy.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act with the SEC, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer (“PEO”) and its principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2015 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended December 31, 2015, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2015.  Management’s report on the Company’s internal control over financial reporting appears on the following page.  The Company is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of Bay Bancorp’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework).  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2015, Bay Bancorp, Inc.’s internal control over financial reporting is effective.

Dated: March 30, 2016

/s/Joseph J. Thomas	/s/Larry D. Pickett
Joseph J. Thomas	Larry D. Pickett
President and Chief Executive Officer	Executive Vice President - Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The Company has adopted a code of ethics that applies to all its directors and officers, and a copy of the code of ethics will be provided to any person, without charge, upon written request to Bay Bancorp, Inc., Attention:  Corporate Secretary, 7151 Columbia Gateway Drive, Suite A, Columbia, Maryland 21046.  There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to Bay’s Board of Directors.

All other information required by this Item is incorporated herein by reference to the sections of Bay Bancorp Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (the “Proxy Statement”) entitled “Information Regarding Directors and Director Nominees”, “Executive Officers and Significant Employees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” (under the heading, “Audit Committee”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Director Compensation” and “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Plan”) was adopted by Bay Bancorp’s Board of Directors in March 2015 and the Annual Meeting of Stockholders in May 2015.  The 2015 Plan is a broad-based plan that permits the grant of stock options, stock awards and other stock-based awards.  The 2015 Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, all non-employee directors of the Company, and consultants of the Company and its subsidiaries.  The Board’s Compensation Committee will administer the 2015 Plan.

The aggregate number of shares that may be issued or transferred under the 2015 Plan is 100,000.  Also, the aggregate number of shares that may be issued or transferred pursuant to incentive options is 100,000.  In any calendar year, a participant may not be awarded grants covering more than 20,000 Shares.  The aggregate number of shares that may be issued or transferred to any participant in a calendar year pursuant to grants designated as qualified performance-based compensation is 20,000.  There were no grants of shares authorized under the 2015 Plan at December 31, 2015.

At the 2007 Annual Meeting of Stockholders, the Company’s stockholders approved the Carrollton Bancorp 2007 Equity Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  In connection with the Merger, all stock options that were outstanding under Jefferson’s 2010 Stock Option Plan (the “Jefferson Plan”) at the effective time of the Merger were assumed by the Company and converted into options to purchase shares of the Company’s common stock.  The converted options have all of the same terms and conditions of such options immediately prior to the Merger (including vesting restrictions), except that (i) the number of shares of the Company’s common stock subject to each option was adjusted so that it is equal to the product of the number of shares of Jefferson’s common stock subject to the original option and the exchange ratio for the Merger (fractional shares resulting from such adjustment were rounded down to the nearest whole share) and (ii) the exercise price per share of each option was adjusted so that it is equal to the exercise price per share of Jefferson’s common stock under the original option divided by the exchange ratio for the Merger (rounded up to the nearest whole cent).  No additional grants will be made under the Jefferson Plan.  The following table contains information about the Equity Plan as of December 31, 2015:

Number of securities
	Number of securities to be	Weighted‑average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants, and rights	warrants, and rights	(excluding securities reflected in column)
Plan Category	(a)	(b)	(a)
Equity compensation plans approved by security holders	495,832	$5.17	138,111
Equity compensation plans not approved by security holders	—	—	—
Total	495,832	$5.17	138,111

(1)

In addition to stock options and stock appreciation rights, the Equity Plan permits the grant of stock awards of various types and performance units.  As of December 31, 2015, restricted stock awards relating to 15,296 shares were outstanding that are not included in the number shown in column (a)  Shares of common stock subject to restricted stock or unrestricted stock awards may not exceed 50% of the total number of shares available under the Equity Plan.  Subject to the anti-dilution provisions of the Equity Plan, (i)  the maximum number of shares of common stock for which stock options and stock appreciation rights may be granted to any participant in any fiscal year shall not exceed 500,000 shares, and (ii)  the maximum aggregate dollar amount of, and the maximum number of shares of common stock subject to, restricted stock and performance unit awards to any employee with respect to a restriction period or performance period may not exceed $500,000 and 500,000 shares, respectively.

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

Bay Bancorp, Inc.

Date: March 30, 2016	By:	/s/ Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Joseph J. Thomas	President and Chief Executive Officer	March 30, 2016
Joseph J. Thomas	(Principal Executive Officer)

/s/ Larry D. Pickett	Executive Vice President - Chief Financial Officer	March 30, 2016
Larry D. Pickett	(Principal Accounting Officer)

/s/ Robert J. Aumiller	Director	March 30, 2016
Robert J. Aumiller

/s/ Steven K. Breeden	Director	March 30, 2016
Steven K. Breeden

/s/ Pierre Abushacra	Director	March 30, 2016
Pierre Abushacra

/s/ Mark M. Caplan	Director	March 30, 2016
Mark M. Caplan

/s/ Michael J. Chiaramonte	Director	March 30, 2016
Michael J. Chiaramonte

/s/ Howard I. Hackerman	Director	March 30, 2016
Howard I. Hackerman

/s/ Eric D. Hovde	Director	March 30, 2016
Eric D. Hovde

/s/ Charles L. Maskell	Director	March 30, 2016
Charles L. Maskell

EXHIBIT INDEX

Exhibit No.	Description

2.1

Purchase and Assumption Agreement, All Deposits, dated as of May 30, 2014, by and between Bay

Bank, F.S.B. and the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2014)

2.2

Agreement and Plan of Merger, dated as of December 18, 2015, among Bay Bancorp, Inc., Hopkins Bancorp, Inc. and Alvin M. Lapidus (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2015)

2.3

First Amendment to Agreement and Plan of Merger, dated as of February 1, 2016, among Bay Bancorp, Inc., Hopkins Bancorp, Inc. and Alvin M. Lapidus (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2016)

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

10.3

Registration Rights Agreement, dated as of May 15, 2014, by and between Bay Bancorp, Inc. and each of the holders named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2014)

10.4

Letter Agreement, dated as of July 29, 2014, by and between Bay Bancorp, Inc. and Joseph J. Thomas (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on

August 5, 2014)

10.5

Employment Agreement, dated February 26, 2014, by and between Kevin B. Cashen and Bay Bank,

F.S.B. (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 on Form 10-Q/A filed on November 26, 2014)

10.6

Separation Agreement by and among Kevin B. Cashen, Bay Bank, F.S.B and Bay Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2014)

10.7

Form of First Amendment to Stock Option Agreement between Bay Bancorp, Inc. and Kevin B. Cashen (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 5, 2014)

10.8

Employment Agreement, dated as of January 2, 2014, by and between Bay Bank, F.S.B. and Larry D. Pickett (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q

filed on May 15, 2014)

10.9

Employment Agreement, dated as of April 13, 2014, by and between H. King Corbett and Bay Bank, F.S.B. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q

filed on August 14, 2014)

10.10

Employment Agreement, dated as of November 23, 2013, by and between Bay Bank, F.S.B. and Gary

M. Jewell (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2014)

10.11	Carrollton Bancorp 1998 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 16, 1998)

10.12	Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on April 5, 2007)

10.13	Form of Restricted Stock Award Agreement under the Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013)

10.14

Form of Incentive Stock Option Agreement under the Carrollton Bancorp 2007 Equity Plan

(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

10.15	Jefferson Bancorp, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.16

Form of Stock Option Agreement under the Jefferson Bancorp, Inc. 2010 Stock Option Plan

(incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

21	Subsidiary (filed herewith)

23.1	Consent of Dixon Hughes Goodman, LLP (filed herewith)

23.2	Consent of RSM US, LLP (filed herewith)

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer (filed herewith)

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)