Form 10-Q
period 2016-03-31
BAY BANCORP, INC.
filed 2016-05-13
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 9, 2016, the number of shares outstanding of the registrant’s common stock was 11,093,228.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	December 31,
	(unaudited)	2015
ASSETS
Cash and due from banks	$6,074,891	$8,059,888
Interest bearing deposits with banks and federal funds sold	8,682,578	26,353,334
Total Cash and Cash Equivalents	14,757,469	34,413,222

Investment securities available for sale, at fair value	25,018,385	33,352,233
Investment securities held to maturity, at amortized cost	1,553,671	1,573,165
Restricted equity securities, at cost	1,870,395	2,969,595
Loans held for sale	3,560,752	4,864,344

Loans, net of deferred fees and costs	396,854,139	393,240,567
Less: Allowance for loan losses	(1,948,536)	(1,773,009)
Loans, net	394,905,603	391,467,558

Real estate acquired through foreclosure	1,501,896	1,459,732
Premises and equipment, net	4,903,369	5,060,802
Bank owned life insurance	5,641,561	5,611,352
Core deposit intangibles	2,431,376	2,624,184
Deferred tax assets, net	2,793,504	2,723,557
Accrued interest receivable	1,372,456	1,271,871
Accrued taxes receivable	2,136,804	2,775,237
Prepaid expenses	777,683	691,372
Other assets	209,732	303,614
Total Assets	$463,434,656	$491,161,838

LIABILITIES
Noninterest-bearing deposits	$98,085,001	$101,838,210
Interest-bearing deposits	267,800,996	265,577,728
Total Deposits	365,885,997	367,415,938

Short-term borrowings	26,275,000	52,300,000
Defined benefit pension liability	1,361,177	829,237
Accrued expenses and other liabilities	2,974,857	2,934,174
Total Liabilities	396,497,031	423,479,349

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per shares, authorized 20,000,000 shares, issued and outstanding 10,887,932 and 11,062,932 shares as of March 31, 2016 and December 31, 2015, respectively.	10,887,932	11,062,932
Additional paid-in capital	42,730,014	43,378,927
Retained earnings	12,853,469	12,667,070
Accumulated other comprehensive income	466,210	573,560
Total Stockholders' Equity	66,937,625	67,682,489
Total Liabilities and Stockholders' Equity	$463,434,656	$491,161,838

See accompanying notes to unaudited consolidated financial statements.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$4,844,320	$5,507,767
Interest on loans held for sale	39,666	61,511
Interest and dividends on securities	211,384	257,436
Interest on deposits with banks and federal funds sold	19,045	10,612
Total Interest Income	5,114,415	5,837,326

INTEREST EXPENSE
Interest on deposits	309,177	484,401
Interest on short-term borrowings	63,795	13,776
Total Interest Expense	372,972	498,177
Net Interest Income	4,741,443	5,339,149

Provision for loan losses	298,000	275,109
Net interest income after provision for loan losses	4,443,443	5,064,040

NONINTEREST INCOME
Electronic banking fees	551,009	576,190
Mortgage banking fees and gains	158,547	393,642
Service charges on deposit accounts	70,614	79,017
Gain on securities sold	272,963	77,490
Other income	137,944	111,509
Total Noninterest Income	1,191,077	1,237,848

NONINTEREST EXPENSES
Salary and employee benefits	2,889,456	2,919,119
Occupancy and equipment expenses	871,195	995,233
Legal, accounting and other professional fees	310,561	368,028
Data processing and item processing services	281,992	342,673
FDIC insurance costs	77,479	106,311
Advertising and marketing related expenses	32,528	28,749
Foreclosed property expenses and OREO sales, net	74,479	60,991
Loan collection costs	20,800	87,510
Core deposit intangible amortization	192,808	254,545
Other expenses	578,699	537,353
Total Noninterest Expenses	5,329,997	5,700,512
Income before income taxes	304,523	601,376

Income tax expense	118,124	258,123
NET INCOME	$186,399	$343,253

Basic net income per common share	$0.02	$0.03

Diluted net income per common share	$0.02	$0.03

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$186,399	$343,253

Other comprehensive loss:

Net unrealized gain on securities available for sale:
Net unrealized gain on securities during the period	654,256	328,213
Reclassification adjustment for gain on sales of securities included in net income	(272,963)	(77,490)
Income tax expense relating to item above	(150,328)	(96,741)
Net effect on other comprehensive income	230,965	153,982

Unrealized loss on defined benefit pension plan	(558,690)	(2,535,693)
Income tax benefit relating to item above	220,375	1,000,204
Net effect on other comprehensive income	(338,315)	(1,535,489)

Other comprehensive loss	(107,350)	(1,381,507)

Comprehensive income (loss)	$79,049	$(1,038,254)

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2014	$11,014,517	$43,228,950	$10,736,305	$1,663,514	$66,643,286

Net income	—	—	343,253	—	343,253
Other comprehensive loss	—	—	—	(1,381,507)	(1,381,507)
Stock-based compensation	—	45,608	—	—	45,608
Balance March 31, 2015	11,014,517	43,274,558	11,079,558	282,007	65,650,640

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2015	$11,062,932	$43,378,927	$12,667,070	$573,560	$67,682,489

Net income	—	—	186,399	—	186,399
Other comprehensive loss	—	—	—	(107,350)	(107,350)
Stock-based compensation	—	35,587	—	—	35,587
Repurchase of common stock	(175,000)	(684,500)	—	—	(859,500)
Balance March 31, 2016	$10,887,932	$42,730,014	$12,853,469	$466,210	$66,937,625

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$186,399	$343,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	173,402	177,415
Stock-based compensation	35,587	45,608
Amortization of investment premiums and discounts, net	30,166	50,085
Accretion of net discounts on loans	(391,759)	(959,917)
Amortization of core deposit intangibles	192,808	254,545
Amortization of deposit premiums	7,252	14,811
Provision for loan losses	298,000	275,109
Increase in cash surrender value of bank owned life insurance	(30,209)	(31,172)
Gain on sale and redemption of securities	(272,963)	(77,490)
Loss on disposal of premises and equipment	666	—
Write down of real estate acquired through foreclosure	43,336	20,247
Gain on sale of real estate acquired through foreclosure	—	628
Origination of loans held for sale	(8,799,589)	(27,217,821)
Proceeds from sales of loans held for sale	10,324,806	22,756,607
Gains on sales of loans held for sale	(221,624)	(800,267)
Net (increase) decrease in accrued interest receivable	(100,585)	5,814
Net decrease in accrued taxes receivable	638,433	303,417
Net decrease in accrued pension plan liability	(26,750)	(123,924)
Net decrease (increase) in prepaid expenses and other assets	7,571	(200,159)
Net increase (decrease) in accrued expenses and other liabilities	40,782	(119,620)
Net cash provided by operating activities	2,135,729	(5,282,831)

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	8,956,256	2,729,999
Redemption and maturities of investment securities held to maturity	21,176	20,597
Net redemption of Federal Home Loan Bank Stock	1,099,200	571,900
Net (increase) decrease in loans	(3,429,786)	2,126,692
Proceeds from sale of real estate acquired through foreclosure	—	89,372
Purchases of premises and equipment	(16,635)	(22,359)
Net cash provided by investing activities	6,630,211	5,516,201

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,537,193)	16,459,656
Net decrease in short-term borrowings	(26,025,000)	(10,000,000)
Repurchase of common stock	(859,500)	—
Net cash used in financing activities	(28,421,693)	6,459,656

Net (decrease) increase in cash and cash equivalents	(19,655,753)	6,693,026
Cash and cash equivalents at beginning of period	34,413,222	16,892,174
Cash and cash equivalents at end of period	$14,757,469	$23,585,200

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$365,154	$498,363
Net income tax paid	12,846	—

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$85,500	$130,910

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATIONAL

Nature of Business

Bay Bancorp, Inc. is a savings and loan holding company.  Through its subsidiary, Bay Bank, FSB, (the “Bank”), a federal savings bank (an “FSB”), Bay Bancorp, Inc. serves the community with a network of 11 branches strategically located throughout the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, and Harford, as well as south along the Baltimore-Washington corridor with an expanded focus on Prince George’s County and Montgomery County.  The Bank serves local consumers, small and medium size businesses, professionals and other valued customers by offering a broad suite of financial products and services, including on-line and mobile banking, commercial banking, cash management, mortgage lending and retail banking.  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit.

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2016 and December 31, 2015, the results of operations for the three months ended March 31, 2016 and 2015, and the statements of cash flows for the three months ended March 31, 2016 and 2015.  The results of the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or any future interim period.  The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) March 30, 2016.  The unaudited consolidated financial statements for March 31, 2016 and 2015, the condensed consolidated balance sheet at December 31, 2015, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Pronouncements and Developments

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40).  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either:  (1)  the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2)  the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, ASU No. 2014-04 requires interim and annual disclosure of both:  (1) the amount of foreclosed residential real estate property held by the creditor; and (2)  the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The Company adopted ASU No. 2014-04 effective January 1, 2015.  The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.”  This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Some of the key provisions of this new ASU include: (1)  companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2)  increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation.  The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3)  permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.  Forfeitures can be estimated, as required today, or recognized when they occur.  ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016.  Early adoption is permitted, but all of the guidance must be adopted in the same period.  The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

NOTE 3 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at March 31, 2016 or December 31, 2015.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

At March 31, 2016 and December 31, 2015, the amortized cost and estimated fair value of the Company’s investment securities portfolio are summarized as follows:

Available for Sale	Amortized	Gross Unrealized		Estimated
March 31, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$3,388,225	$150,072	$—	$3,538,297
Residential mortgage-backed securities	14,213,232	442,473	(30,162)	14,625,543
State and municipal	4,070,997	27,333	—	4,098,330
Corporate bonds	2,606,953	88,284	—	2,695,237
Total debt securities	24,279,407	708,162	(30,162)	24,957,407
Equity securities	78,752	—	(17,774)	60,978
Totals	$24,358,159	$708,162	$(47,936)	$25,018,385

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
March 31, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$334,515	$15,489	$—	$350,004
Residential mortgage-backed securities	1,219,156	56,714	—	1,275,870
Total debt securities	1,553,671	72,203	—	1,625,874
Totals	$1,553,671	$72,203	$—	$1,625,874

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$3,714,681	$95,958	$—	$3,810,639
U.S. treasury securities	5,907,341	—	(35,201)	5,872,140
Residential mortgage-backed securities	14,836,750	287,365	(100,890)	15,023,225
State and municipal	4,510,883	21,096	(425)	4,531,554
Corporate bonds	4,024,894	33,246	—	4,058,140
Total debt securities	32,994,549	437,665	(136,516)	33,295,698
Equity securities	78,752	—	(22,217)	56,535
Totals	$33,073,301	$437,665	$(158,733)	$33,352,233

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$334,257	$5,891	$—	$340,148
Residential mortgage-backed securities	1,238,908	17,206	—	1,256,114
Total debt securities	1,573,165	23,097	—	1,596,262
Totals	$1,573,165	$23,097	$—	$1,596,262

At March 31, 2016, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$88,668	$(291)	$1,765,441	$(29,872)	$1,854,109	$(30,162)
Total debt securities	88,668	(291)	1,765,441	(29,872)	1,854,109	(30,162)
Equity securities	—	—	48,878	(17,774)	48,878	(17,774)
Totals	$88,668	$(291)	$1,814,319	$(47,646)	$1,902,987	$(47,936)

At December 31, 2015, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. treasury securities	$5,872,140	$(35,201)	$—	$—	$5,872,140	$(35,201)
Residential mortgage-backed securities	1,862,893	(26,479)	1,761,669	(74,411)	3,624,562	(100,890)
State and municipals	1,150,915	(425)	—	—	1,150,915	(425)
Total debt securities	8,885,947	(62,105)	1,761,669	(74,411)	10,647,616	(136,516)
Equity securities	—	—	44,435	(22,217)	44,435	(22,217)
Totals	$8,885,947	$(62,105)	$1,806,104	$(96,628)	$10,692,051	$(158,733)

At March 31, 2016, unrealized losses in the Company’s portfolio of debt securities of $30,162 in the aggregate were related to six securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At March 31, 2016, unrealized losses in the Company’s portfolio of equity securities of $17,774 was related to one security and considered temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

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

At March 31, 2016, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.  At December 31, 2015, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity, except for U. S. Agency securities.

No investment securities held by the Company at March 31, 2016 or December 31, 2015 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at March 31, 2016 and 2015 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2016		2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$423,356	$423,717	$836,706	$837,413
Over one to five years	5,141,850	5,275,439	9,542,262	9,609,537
Over five to ten years	4,500,968	4,632,709	7,778,830	7,825,523
Over ten years	—	—	—	—
Residential mortgage-backed securities	14,213,232	14,625,543	14,836,750	15,023,225
Totals	$24,279,407	$24,957,407	$32,994,549	$33,295,698

	2016		2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Over ten years	$334,515	$350,004	$334,257	$340,147
Residential mortgage-backed securities	1,219,156	1,275,870	1,238,908	1,256,115
Totals	$1,553,671	$1,625,874	$1,573,165	$1,596,262

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

For the three months ended March 31, 2016, there were six sales and other redemptions of investment securities available for sale resulting in net gains of $272,963.  For the three months ended March 31, 2015, there was one redemption of investment securities available for sale resulting in net gain of $77,490.

At March 31, 2016, securities with an amortized cost of $11,851,658 (fair value of $12,348,042) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank.  At December 31, 2015, securities with an amortized cost of $12,391,059 (fair value of $12,654,624) were pledged as collateral for potential borrowings from the FHLB of Atlanta and the Federal Reserve Bank.

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

	March 31,	December 31,
	2016	2015
Commercial & Industrial	$46,403,801	$46,464,340
Commercial Real Estate	175,403,358	168,569,159
Residential Real Estate	123,746,636	124,810,853
Home Equity Line of Credit	33,720,902	33,722,696
Land	5,134,875	5,229,645
Construction	11,367,189	13,277,353
Consumer & Other	1,077,378	1,166,521
Total Loans	396,854,139	393,240,567
Less: Allowance for Loan Losses	(1,948,536)	(1,773,009)
Net Loans	$394,905,603	$391,467,558

At March 31, 2016 and December 31, 2015, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,763,262 and $3,949,215, respectively, and carrying values of $158,809,085 and $164,609,742, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At March 31, 2016 and December 31, 2015, Commercial Real Estate – Investor loans had a total balance of $116,926,689 and $111,871,251, respectively.  At March 31, 2016 and December 31, 2015, Commercial Real Estate – Owner Occupied loans had a total balance of $58,476,669 and $56,697,908, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate -

Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to a lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At March 31, 2016 and December 31, 2015, Residential Real Estate – Investor loans had a total balance of $38,916,795 and $39,410,230, respectively.  At March 31, 2016 and December 31, 2015, Residential Real Estate – Owner Occupied loans had a total balance of $84,829,841 and $85,400,623, respectively.

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

The analysis for determining the allowance is consistent with guidance set forth in U.S. GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Company policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired primarily including nonaccrual loans, troubled debt restructurings, and purchased credit impaired loans where cash flows have deteriorated from those forecasted as of the acquisition date.  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged-off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

The general reserve covers loans that are not classified as impaired and primarily includes purchased loans not deemed impaired and new loan originations.  The general reserve requirement is based on historical loss experience and several qualitative factors derived from economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.  Since the Company does not have its own sufficient loss experience, management also references the historical net charge-off experience of peer groups to determine a reasonable range of reserve values, which is permissible per Company policy.  The peer groups consist of competing Maryland-based financial institutions with established ranges in total asset size.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time that the Company has sufficient loss experience to provide a foundation for the general reserve requirement.  The qualitative analysis incorporates global environmental factors in the following trends: national and local economic metrics; portfolio risk ratings and composition; and concentrations in credit.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three months ended March 31, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009
Charge-offs	—	—	(119,810)	(2,183)	—	—	(480)	(122,473)
Recoveries	—	—	—	—	—	—	—	—
Provision	9,771	64,978	219,811	9,453	303	(6,607)	291	298,000
Ending balance	$220,569	$792,847	$693,085	$164,313	$16,016	$56,360	$5,346	$1,948,536

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at March 31, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually
evaluated for impairment	$—	$—	$137,342	$—	$—	$—	$—	$137,342
Ending balance: collectively
evaluated for impairment	220,569	792,847	555,743	164,313	16,016	56,360	5,346	1,811,194
Totals	$220,569	$792,847	$693,085	$164,313	$16,016	$56,360	$5,346	$1,948,536

Loans:
Ending balance: individually
evaluated for impairment	$776,681	$655,182	$3,370,787	$70,166	$—	$71,100	$5,798	$4,949,714
Ending balance: collectively
evaluated for impairment	44,208,104	158,908,182	111,386,108	32,932,824	3,210,101	11,296,089	1,071,580	363,012,988
Ending balance: loans acquired
with deteriorated credit quality(1)	1,419,016	15,839,994	8,989,741	717,912	1,924,774	—	—	28,891,437
Totals	$46,403,801	$175,403,358	$123,746,636	$33,720,902	$5,134,875	$11,367,189	$1,077,378	$396,854,139

(1)	Includes loans acquired with deteriorated credit quality of $37,994 that have current period charge-offs.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three months ended March 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976
Charge-offs	—	—	(215,236)	—	—	—	(1,000)	(216,236)
Recoveries	—	—	—	—	—	—	—	—
Provision	20,593	138,190	80,090	21,924	1,903	11,699	710	275,109
Ending balance	$221,103	$692,775	$68,267	$188,657	$10,590	$164,788	$7,669	$1,353,849

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at December 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually
evaluated for impairment	$—	$—	$60,000	$—	$—	$—	$—	$60,000
Ending balance: collectively
evaluated for impairment	210,798	727,869	533,084	157,043	15,713	62,967	5,535	1,713,009
Totals	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009

Loans:
Ending balance: individually
evaluated for impairment	$813,678	$612,315	$3,839,857	$73,341	$—	$73,300	$5,798	$5,418,289
Ending balance: collectively
evaluated for impairment	44,204,047	152,632,809	111,786,914	32,931,643	3,295,080	13,204,053	1,160,723	359,215,269
Ending balance: loans acquired
with deteriorated credit quality(1)	1,446,616	15,324,034	9,184,082	717,712	1,934,565	—	—	28,607,009
Totals	$46,464,341	$168,569,158	$124,810,853	$33,722,696	$5,229,645	$13,277,353	$1,166,521	$393,240,567

(1)	Includes loans acquired with deteriorated credit quality of $104,460 that have current period charge-offs.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of March 31, 2016 and for the three months ended March 31, 2016:

				For the Three Months Ended
	As of March 31, 2016			March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$776,681	$930,677	$—	$955,416	$21,831
Commercial Real Estate - Investor	655,182	654,723	—	657,910	528
Residential Real Estate - Investor	979,358	1,196,639	—	1,352,053	76,624
Residential Real Estate - Owner
Occupied	2,048,926	2,248,709	—	2,285,322	56,854
Home Equity Line of Credit	70,166	100,721	—	101,217	—
Construction	71,100	71,042	—	72,142	—
Consumer & Other	5,798	189,204	—	189,204	—

With an allowance recorded:
Residential Real Estate - Investor	431,741	441,876	137,342	447,275	990
Total	5,038,952	5,833,591	137,342	6,060,539	156,827

Total impaired loans:
Commercial & Industrial	$776,681	$930,677	$—	$955,416	$21,831
Commercial Real Estate	655,182	654,723	—	657,910	528
Residential Real Estate	3,460,025	3,887,224	137,342	4,084,650	134,468
Home Equity Line of Credit	70,166	100,721	—	101,217	—
Construction	71,100	71,042	—	72,142	—
Consumer & Other	5,798	189,204	—	189,204	—
Total	$5,038,952	$5,833,591	$137,342	$6,060,539	$156,827

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2015 and for the three months ended March 31, 2015:

				For the Three Months Ended
	As of December 31, 2015			March 31, 2015
		Unpaid	Average	Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$813,678	$980,154	$—	$1,608,430	$22,971
Commercial Real Estate - Investor	612,315	612,315	—	107,852	565
Commercial Real Estate - Owner
Occupied	—	—	—	2,839,837	48,467
Residential Real Estate - Investor	1,524,751	1,773,567	—	—	—
Residential Real Estate - Owner
Occupied	2,218,453	2,444,350	—	2,788,962	40,539
Home Equity Line of Credit	73,341	103,896	—	—	—
Construction	73,300	73,242	—	—	—
Consumer & Other	5,798	189,204	—	37,802	—

With an allowance recorded:
Residential Real Estate - Investor	125,453	130,408	60,000	—	—
Total	5,447,089	6,307,136	60,000	7,571,437	112,542

Total impaired loans:
Commercial & Industrial	$813,678	$980,154	$—	$1,608,430	$22,971
Commercial Real Estate	612,315	612,315	—	3,136,243	49,032
Residential Real Estate	3,868,657	4,348,325	60,000	2,788,962	40,539
Home Equity Line of Credit	73,341	103,896	—	—	—
Construction	73,300	73,242	—	—	—
Consumer & Other	5,798	189,204	—	37,802	—
Total	$5,447,089	$6,307,136	$60,000	$7,571,437	$112,542

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of March 31, 2016:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$43,983,834	$789,851	$1,630,116	$—	$46,403,801
Commercial Real Estate - Investor	112,632,433	2,986,446	1,307,811	—	116,926,690
Commercial Real Estate - Owner Occupied	52,635,620	5,009,337	831,711	—	58,476,668
Residential Real Estate - Investor	31,460,098	1,091,880	6,364,818	—	38,916,796
Residential Real Estate - Owner Occupied	82,136,817	—	2,693,023	—	84,829,840
Home Equity Line of Credit	33,339,833	—	381,069	—	33,720,902
Land	3,366,595	—	1,768,280	—	5,134,875
Construction	11,296,089	—	71,100	—	11,367,189
Consumer & Other	1,071,580	—	5,798	—	1,077,378
Total	$371,922,899	$9,877,514	$15,053,726	$—	$396,854,139

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2016.  Purchased credit impaired (“PCI”) loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$—	$—	$—	$—	$44,528,121	$456,664	$44,984,785
Commercial Real Estate - Investor	146,487	—	—	146,487	105,508,494	605,188	106,260,169
Commercial Real Estate - Owner Occupied	—	—	—	—	53,303,194	—	53,303,194
Residential Real Estate - Investor	—	—	—	—	30,146,714	1,275,354	31,422,068
Residential Real Estate - Owner Occupied	1,198,987	—	—	1,198,987	80,235,213	1,900,627	83,334,827
Home Equity Line of Credit	182,490	13,147	—	195,637	32,737,187	70,166	33,002,990
Land	—	—	—	—	3,210,102	—	3,210,102
Construction	—	—	—	—	11,296,089	71,100	11,367,189
Consumer & Other	—	—	—	—	1,071,580	5,798	1,077,378
Total	$1,527,964	$13,147	$—	$1,541,111	$362,036,694	$4,384,897	$367,962,702

Purchased credit impaired loans							28,891,437
Total Loans							$396,854,139

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

The following table presents a breakdown of loans that the Company modified during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & Industrial	—	$—	$—	—	$—	$—
Commercial Real Estate – Investor	—	—	—	—	—	—
Commercial Real Estate – Owner Occupied	—	—	—	—	—	—
Residential Real Estate - Investor	1	38,785	38,785	—	—	—
Residential Real Estate - Owner Occupied	—	—	—	—	—	—
Home Equity Line of Credit	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Totals	1	$38,785	$38,785	—	$—	$—

For the three months ended March 31, 2016, there was one loan modified as a TDR.  The restructuring of a Residential Real Estate - Investor loan extended the maturity date by three years, lowered the interest rate by 4.75% to 3.00%, lowered the monthly payment and added past due interest to the principal balance.  This Residential Real Estate – Investor TDR was on nonaccrual at March 31, 2016.

For the three months ended March 31, 2015, there were no loans modified as a TDR.

None of the loans modified as a TDR during the previous twelve months were in default of their modified terms at March 31, 2016.  At March 31, 2016 and December 31, 2015, the Bank had $1,822,090 and $2,030,090, respectively, in loans identified as TDRs of which $1,257,274 and $1,406,179, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	March 31, 2016	December 31, 2015
Commercial & Industrial	$1,419,016	$1,446,616
Commercial Real Estate	15,839,994	15,324,034
Residential Real Estate	8,989,741	9,184,082
Home Equity Line of Credit	717,912	717,712
Land	1,924,774	1,934,565
Total Loans	$28,891,437	$28,607,009

The contractual amount outstanding for these loans totaled $33,983,545 and $33,895,849 at March 31, 2016 and December 31, 2015, respectively.

The following table reflects activity in the accretable yield for these loans for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$275,730	$2,095,891
Reclassification from nonaccretable difference	125,307	665,256
Accretion into interest income	(209,529)	(480,321)
Disposals	—	(157,136)
Balance at end of period	$191,508	$2,123,690

The following table reflects activity in the allowance for loan losses for these loans for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$—	$—
Charge-offs	(33,182)	(141,340)
Recoveries	—	—
Provision for loan losses	67,674	186,340
Balance at end of period	$34,492	$45,000

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$1,459,732	$1,480,472
New transfers from loans	85,500	130,910
Sales	—	(90,000)
Write-downs	(43,336)	(20,247)
Balance at end of period	$1,501,896	$1,501,135

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at March 31, 2016 had a remaining weighted average amortization period of approximately 2.63 years.  The following table presents the changes in the net book value of core deposit intangible assets for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$2,624,184	$3,478,282
Amortization expense	(192,808)	(254,545)
Balance, March 31, 2016	$2,431,376	$3,223,737

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Gross carrying amount	$5,578,211	$5,578,211
Accumulated amortization	(3,146,835)	(2,954,027)
Net carrying amount	$2,431,376	$2,624,184

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at March 31, 2016:

Periods ending December 31:	Amount
2016	$457,131
2017	490,847
2018	402,243
2019	368,806
2020	352,101
Subsequent years	360,248
Total	$2,431,376

NOTE 8 – DEPOSITS

The following table presents the composition of deposits at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Noninterest-bearing deposits	$98,085,001	$101,838,210
Interest-bearing deposits:
Checking	50,870,372	53,992,300
Savings	37,182,257	38,086,749
Money market	100,339,391	88,946,436
Total interest-bearing checking, savings and money market deposits	188,392,020	181,025,485

Time deposits below $100,000	38,923,922	41,150,349
Time deposits $100,000 or above	40,485,054	43,401,894
Total time deposits	79,408,976	84,552,243
Total interest-bearing deposits	267,800,996	265,577,728
Total Deposits	$365,885,997	$367,415,938

The following table sets forth the maturity distribution for the Company’s time deposits at March 31, 2016:

Amount
Maturing within one year	$38,611,585
Maturing over one to two years	14,340,760
Maturing over two to three years	6,251,115
Maturing over three to four years	15,916,020
Maturing over four to five years	4,289,496
Maturing over five years	—
Total Time Deposits	$79,408,976

Interest expense on deposits for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015
Interest-bearing checking	$13,866	$13,999
Savings	10,515	10,598
Money market	63,166	72,868
Total interest-bearing checking, savings and money market deposits	87,547	97,465

Time deposits below $100,000	95,053	152,621
Time deposits $100,000 or above	126,577	234,315
Total time deposits	221,630	386,936
Total Interest Expense	$309,177	$484,401

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At March 31, 2016, CDARS and ICS deposits were $0.6 million and $15.3 million, respectively.  At December 31, 2015, CDARS and ICS deposits were $0.6 million and $8.7 million, respectively.

The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2016 totaled $7.8 million dollars.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Federal Home Loan Bank Advances
Due January, 2016, Fixed Rate 0.24%	$—	$3,300,000
Due January, 2016, Fixed Rate 0.40%	—	5,000,000
Due January, 2016, Fixed Rate 0.38%	—	15,000,000
Due January, 2016, Fixed Rate 0.35%	—	5,100,000
Due June, 2016, Fixed Rate 0.73%	10,000,000	10,000,000
Due December, 2016, Daily Rate 0.51%	15,100,000	13,600,000
Atlantic Central Bankers Bank Advances
Due November, 2016, Fixed Rate 4.00%	1,175,000	300,000
Total	$26,275,000	$52,300,000

Interest expense on FHLB advances and Atlantic Community Bankers Bank (“ACBB”) advances for the three months ended March 31, 2016 and 2015 was $63,795 and $13,776, respectively.  The Company had no long-term borrowings at March 31, 2016 or December 31, 2015.

NOTE 10 – STOCK-BASED COMPENSATION

The Jefferson Bancorp, Inc. 2010 Stock Option Plan (the “Jefferson Plan”) was adopted by the board of directors of Jefferson Bancorp, Inc. (“Jefferson”) in September 2010 and approved by Jefferson’s stockholders in April 2011.  The Company assumed the Jefferson Plan and the options outstanding thereunder when Jefferson was merged with and into the Company on April 19, 2013 (the “Jefferson Merger”).  The Jefferson Plan provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code and non-qualified stock options.  Options were available for grant to officers, employees and non-employee directors, independent consultants and contractors of Jefferson and its affiliates, including the Bank.

The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock adjusted for the post-Jefferson merger exchange ratio of 2.2217 and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a 10 year term.  Options relating to a total of 215,506 shares of common stock were outstanding under the Jefferson Plan as of March 31, 2016.  The Jefferson Plan is administered by Bay Bancorp, Inc.’s Board of Directors.

The Carrollton Bancorp 2007 Equity Plan (the “2007 Equity Plan”) was approved at the 2007 annual meeting of the Company’s stockholders.  Under the 2007 Equity Plan, 500,000 shares of common stock were reserved for issuance.  Options relating to a total of 216,558 shares of common stock were outstanding under the 2007 Equity Plan as of March 31, 2016.

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Equity Plan” and, together with the Jefferson Plan and the 2007 Equity Plan, the “Plans”) was approved at the 2015 annual meeting of the Company’s stockholders and reserved 100,000 shares of common stock for issuance pursuant to the grant of stock options, stock awards and other equity-based awards.  No awards were outstanding under the 2015 Equity Plan as of March 31, 2016.

The following table summarizes changes in the Company’s stock options outstanding and exercisable for the three months ended March 31, 2016 and December 31, 2015.

		Weighted
		Average	Weighted Average
	Stock Options	Exercise	Remaining
	Outstanding	Price	Contractual Life
Outstanding, December 31, 2015	495,832	$5.17	6.32	years
Granted	—	—
Exercised	—	—
Forfeited or expired	(63,768)	4.75
Outstanding, March 31, 2016	432,064	$5.24	6.18	years

Exercisable, March 31, 2016	366,585	$5.24	5.79	years

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the three months ended March 31, 2016 and 2015, stock-based compensation expense applicable to the Plans was $15,586 and $25,614, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $106,466 at March 31, 2016.  This amount is expected to be recognized over a remaining weighted average period of approximately 3.8 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  At both December 31, 2015 and March 31, 2016, grants relating to 15,296 shares of unvested restricted common stock were both outstanding.  A total of 15,296 shares of restricted common stock were granted to the eight eligible directors on May 27, 2015.  Total stock-based compensation expense attributable to the shares of restricted common stock was $19,999 and $19,994 for the three months ended March 31, 2016 and 2015, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $13,333 at March 31, 2016.

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit are as follows:

	Three months ended March 31,
Net Periodic Pension Benefit	2016	2015
Service cost	$18,225	$19,750
Interest cost	112,891	110,750
Expected return on plan assets	(160,937)	(157,250)
Amortization of net loss/(gain)	—	—
Net periodic pension benefit	$(29,821)	$(26,750)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  The Company has approved the full discretionary match, to be paid in shares of Bay Bancorp, Inc. common stock, of up to 50% of a participant’s contributions made from July 1, 2015 to December 31, 2015, but capped at 2%.  For the 2016 plan year, matching contributions will be capped at 3%.  The expense associated with this plan during the three months ended March 31, 2016 and 2015 was $55,780 and $0, respectively.

NOTE 12 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three months ended March 31,
	2016	2015
Income tax expense at federal statutory rate	34%	34%
Increase (decrease) resulting from:
Tax exempt income	(2.5)%	(1.3)%
State income taxes, net of federal income tax benefit	5.7%	5.7%
Incentive stock options	0.5%	0.6%
Other nondeductible expenses	1.1%	3.9%
Effective income tax rate	38.8%	42.9%

The effective tax rates for the three months ended March 31, 2016 and 2015 were 38.8% and 42.9%, respectively.  In accordance with FASB ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2016 and 2015 based on the current estimate of the effective annual rate.

NOTE 13 - NET INCOME PER COMMON SHARE

Basic earnings per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There is no dilutive effect on earnings per share during a loss period.

The calculations of net income per common share for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Basic earnings per share:
Net income	$186,399	$343,253
Weighted average shares outstanding	11,005,240	11,014,517
Basic net income per share	$0.02	$0.03

Diluted earnings per share:
Net income	$186,399	$343,253
Weighted average shares outstanding	11,005,240	11,014,517
Dilutive potential shares	94,755	178,300
Total diluted average shares outstanding	11,099,995	11,192,817
Total diluted net income per share	$0.02	$0.03

Anti-dilutive shares	193,660	333,666

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

Outstanding loan commitments and lines and letters of credit obligations at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Loan commitments	$4,384,302	$6,054,409
Unused lines of credit	76,697,215	78,100,042
Standby letters of credit	3,273,131	2,925,984
Mortgage loan repurchase obligation	2,386,839	2,790,836

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

The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of the Company’s representations or warranties, the Company may be obligated to repurchase the loans with identified defects or to indemnify the buyers. The Company’s contractual obligation arises only when the breach a representation or warranty is discovered and repurchase is demanded.  The loan balances subject to repurchase were $38.0 million and $64.6 million at March 31, 2016 and December 31, 2015, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There were no transfers between Level 1 and Level 2 and no change in valuation techniques used to measure fair value of securities available for sale for the three months ended March 31, 2016.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
March 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$3,538,297	$—	$3,538,297	$—
Residential mortgage-backed securities	14,625,543	—	14,625,543	—
State and municipal	4,098,330	—	4,098,330	—
Corporate obligations	2,695,237	—	2,695,237	—
Equity securities	60,978	60,978	—	—
	$25,018,385	$60,978	$24,957,407	$—

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$3,810,639	$—	$3,810,639	$—
U.S. treasury securities	5,872,140	—	5,872,140	—
Residential mortgage-backed securities	15,023,225	—	15,023,225	—
State and municipal	4,531,554	—	4,531,554	—
Corporate obligations	4,058,140	—	4,058,140	—
Equity securities	56,535	56,535	—	—
	$33,352,233	$56,535	$33,295,698	$—

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on (1)  the negotiated selling price to investor or (2)  the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2016 or the year ended December 31, 2015.

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

Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure or by deed in lieu of foreclosure (“REO”) is adjusted to fair value upon transfer of the loan to REO and is classified at Level 3 in the fair value hierarchy.  Subsequently, the REO is carried at the lower of carrying value or fair value.  The estimated fair value for REO included in Level 3 is determined by independent market based appraisals and other available market information, less estimated costs to sell, that may be reduced further based on market expectations or an executed sales agreement.  If the fair value of REO deteriorates subsequent to the period of transfer, the REO is also classified at a Level 3 in the fair value hierarchy.  Valuation techniques are consistent with those techniques applied in prior periods.

The tables below presents the recorded assets measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
March 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$473,293	$—	$—	$473,293
Real estate acquired through foreclosure	85,500	—	—	85,500
	$558,793	$—	$—	558,793

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$477,967	$—	$—	$477,967
Real estate acquired through foreclosure	976,689	—	—	976,689
	$1,454,656	$—	$—	1,454,656

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2016	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$473,293		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$85,500		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$477,967	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$976,689		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

The following disclosure of estimated fair values of the Company's financial instruments at March 31, 2016 and December 31, 2015 is made in accordance with the requirements of ASC Topic 820:

	Level in Fair	March 31, 2016		December 31, 2015
	Value	Carrying	Estimated fair	Carrying	Estimated fair
	Hierarchy	Amount	value	Amount	value
Financial assets:
Cash and cash equivalents	Level 1	$14,757,469	$14,757,469	$34,413,222	34,413,222
Investment securities available for sale (debt)	Level 2	24,957,407	24,957,407	33,295,698	33,295,698
Investment securities available for sale (equity)	Level 1	60,978	60,978	56,535	56,535
Investment securities held to maturity (debt)	Level 2	1,553,671	1,625,874	1,573,165	1,596,262
Restricted equity securities	Level 2	1,870,395	1,870,395	2,969,595	2,969,595
Loans held for sale	Level 2	3,560,752	3,560,752	4,864,344	4,864,344
Loans, net of allowance	Level 3	394,905,603	402,930,602	391,467,558	397,258,339
Accrued interest receivable	Level 2	1,372,456	1,372,456	1,271,871	1,271,871

Financial liabilities:
Deposits	Level 3	365,885,997	366,274,783	367,415,938	367,398,372
Accrued interest payable	Level 2	21,727	21,727	21,161	21,161
Borrowings	Level 2	26,275,000	26,275,000	52,300,000	52,300,000

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

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”).  On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.  Specifically, the final rules added a requirement to maintain a minimum Conservation Buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio.  Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.  The required minimum Conservation Buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.  The final rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met.

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

In addition, the Office of the Comptroller of the Currency (the “OCC”) requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5%, but an individual institution could be required to maintain a higher level.  In connection with the Merger, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB.

The following table summarizes capital ratios and related information in accordance with Basel III as measured at March 31, 2016 and December 31, 2015.  For disclosure regarding changes resulting from Basel III see the Item 2 of Part I of this report under the heading, “CAPITAL RESOURCES”.  The Bank was classified in the well capitalized category at both March 31, 2016 and December 31, 2015 under the regulatory capital rules in effect at each date.  The capital levels of the Bank at March 31, 2016 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 0.625%.  Since March 31, 2016, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:

Common Equity Tier 1
Capital	$65,255	16.20%	$18,130	4.50%	$20,648	5.125%	$26,188	6.50%

Tier I Risk-Based Capital
Ratio	$65,255	16.20%	$24,174	6.00%	$26,692	6.625%	$32,231	8.00%

Total Risk-Based Capital
Ratio	$67,204	16.68%	$32,231	8.00%	$34,750	8.625%	$40,289	10.00%

Tier 1 Leverage Ratio	$65,255	13.74%	$19,004	4.00%	N/A	N/A	$23,755	5.00%

As of December 31, 2015:

Common Equity Tier 1
Capital	$65,465	16.14%	$18,249	4.50%	N/A	N/A	$26,360	6.50%

Tier I Risk-Based Capital
Ratio	$65,465	16.14%	$24,332	6.00%	N/A	N/A	$32,443	8.00%

Total Risk-Based Capital
Ratio	$67,238	16.58%	$32,443	8.00%	N/A	N/A	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	N/A	N/A	$23,801	5.00%

The Company’s ability to pay cash dividends on the outstanding shares of its common stock depends primarily on its receipt of cash dividends from the Bank.  Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  The Bank has applied for regulatory approval to pay a one-time cash dividend to the Company to be used to purchase the outstanding shares of common stock of Hopkins Bancorp, Inc. (“Hopkins”) in the planned merger of Hopkins with and into the Company.  Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying cash dividends on its common stock for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors and will depend, in part, on the Company’s earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period.

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included March 31, 2016 and December 31, 2015.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At March 31, 2016, there were no loans from the Bank to any nonbank affiliate, including Bay Bancorp, Inc.

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

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2015	$168,814	$404,746	$573,560
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	395,070	(338,315)	56,755
Amounts reclassified from comprehensive loss	(164,105)	—	(164,105)
Other comprehensive income (loss)	230,965	(338,315)	(107,350)
Balance at March 31, 2016	$399,779	$66,431	$466,210

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2014	$211,294	$1,452,220	$1,663,514
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	200,569	(1,535,489)	(1,334,920)
Amounts reclassified from comprehensive loss	(46,587)	—	(46,587)
Other comprehensive income (loss)	153,982	(1,535,489)	(1,381,507)
Balance at March 31, 2015	$365,276	$(83,269)	$282,007

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended March 31, 2016
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Gross AFS securities gain	$654,256	$(259,186)	$395,070
Reclassification adjustments	(272,963)	108,858	(164,105)
Net income recognized in other comprehensive loss	381,293	(150,328)	230,965
Defined benefit pension plan adjustments:
Net actuarial losses	(558,690)	220,375	(338,315)
Net loss recognized in other comprehensive loss	(558,690)	220,375	(338,315)
Other comprehensive loss	$(177,397)	$70,047	$(107,350)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended March 31, 2015
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Gross AFS securities gain	$328,213	$(127,644)	$200,569
Reclassification adjustments	(77,490)	30,903	(46,587)
Net income recognized in other comprehensive loss	250,723	(96,741)	153,982
Defined benefit pension plan adjustments:
Net actuarial losses	(2,535,693)	1,000,204	(1,535,489)
Net loss recognized in other comprehensive loss	(2,535,693)	1,000,204	(1,535,489)
Other comprehensive loss	$(2,284,970)	$903,463	$(1,381,507)

The Company reflects the funded status of defined benefit pension plan liabilities on the balance sheet, which for the three months ended March 31, 2016 resulted in a $0.3 million charge to equity through a reduction of accumulated other comprehensive income.  The loss was primarily due to the use of an updated mortality table resulting from a modification of the mortality table issued by the Society of Actuaries in October 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report, the term “the Company” refers to Bay Bancorp, Inc. and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Bay Bancorp, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements include projections, predictions, expectations or statements as to beliefs or future events or results, or refer to other matters that are not purely statements of historical facts.  Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking statements contained in this Quarterly Report are based on various factors and were derived using numerous assumptions.  In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words.  You should be aware that those statements reflect only our predictions.  If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.  You should bear this in mind when reading this quarterly report and not place undue reliance on these forward-looking statements.

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

You should also consider carefully the risk factors discussed in detail in the periodic reports that Bay Bancorp, Inc. files with the Securities and Exchange Commission (the “SEC”), which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition (see Item 1A of Part II of this report for further information).  The risks discussed are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

GENERAL

Bay Bancorp, Inc., a Maryland corporation organized in 1990, is a savings and loan holding company headquartered in Columbia, Maryland, that is the parent company of Bay Bank, FSB, a federal savings bank (an “FSB”) that is also headquartered in Columbia, Maryland (the “Bank”).  Until November 1, 2013, the Company operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s name was changed to Bay Bancorp, Inc.

On April 19, 2013, the Company completed its merger with Jefferson Bancorp, Inc. (“Jefferson”).  With the Company as the surviving corporation (the “Jefferson Merger”).  The Jefferson Merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, Jefferson was deemed to have acquired the Company in the Merger even though the Company was the legal successor in the Jefferson Merger, and the historical financial statements of Jefferson have become the Company’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Jefferson Merger are those of Jefferson, and the historical consolidated financial statements after the Jefferson Merger include the assets and liabilities of Jefferson and the Company, historical operations of Jefferson and operations of the combined Company after April l9, 2013.

During 2015, Bay purchased 170,492 shares of its common stock at an average price of $5.03 per share pursuant to the stock purchase program (the “2015 Repurchase Program”) that the Board of Directors approved on July 30, 2015.  The 2015 Repurchase Program authorizes Bay to purchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions, at Bay’s discretion.  The Board may modify, suspend or discontinue the program at any time.  In addition to the 79,508 shares remaining for purchase under the 2015 Repurchase Program, on February 24, 2016, the Company’s Board of Directors approved an additional stock purchase program (the “2016 Repurchase Program”) that authorizes the Company to purchase up to an additional 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The 2016 Repurchase Program was publicly-announced on February 26, 2016.  During the quarter ended March 31, 2016, Bay purchased 175,000 shares of its common stock at an average price of $4.93 per share, which consisted of the 79,508 shares remaining for purchase under the 2015 Repurchase Program and 95,492 shares pursuant to the 2016 Repurchase Program.

On December 18, 2015, the Company and Hopkins Bancorp, Inc. (“Hopkins”), the parent company of Hopkins Federal Savings Bank (“Hopkins Bank”), jointly announced the execution of a definitive merger agreement (the “Merger Agreement”) that provides for (i)  the merger of Hopkins with and into the Company, with the Company as the surviving corporation and (ii)  the merger of Hopkins Bank with and into the Bank, with the Bank as the surviving federal savings bank (collectively, the “Hopkins Merger”).  At March 31, 2016, Hopkins had assets of approximately $233.2 million.  Under the terms of the Merger Agreement, the Company will acquire the outstanding shares of Hopkins common stock for cash equal to 105% of Hopkins’ tangible book value as of the closing, after giving effect to Hopkins’ payment of all of its transaction-related expenses, up to $625,000 in cash bonuses that Hopkins may, subject to regulatory approval, choose to pay to certain directors and employees at the closing (the “Hopkins Bonuses”), and a $16.0 million cash dividend that Hopkins proposes to pay to its stockholders prior to the closing (the “Hopkins Dividend”).  Based on Hopkins’ tangible book value at March 31, 2016 and 241,552 shares of Hopkins common stock outstanding, and after giving effect to Hopkins’ payment of the Bonuses, the Hopkins Dividend and its anticipated transaction-related expenses, the consideration to be paid for the outstanding shares of Hopkins common stock would be approximately $23.23 million in cash, with the stockholders of Hopkins receiving cash of approximately $96.08 for each share of Hopkins common stock owned at the effective time of the Hopkins Merger.  The Company will have the right to terminate the Merger Agreement if the merger consideration would exceed $25.7 million, and Hopkins will have the right to terminate the Merger Agreement if the merger consideration would be less than $21.4 million.  The Company anticipates that the Hopkins Merger will be consummated in the second quarter of 2016, but the Hopkins Merger is subject to regulatory approval and must be approved by Hopkins’ stockholders, so no assurance can be given as to when, if at all, the Hopkins Merger will be effective.  Additional information regarding the Hopkins Merger may be found in the Company’s Current Report on Form 8-K that was filed with the SEC December 21, 2015.

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

The Bank has five wholly-owned subsidiaries.  Carrollton Community Development Corporation (“CCDC”) is a subsidiary that was created to promote, develop, and improve the housing and economic conditions of people in Maryland.  Historically, CCDC has generated revenue through the origination of loans, but it did not originate any loans in 2015 or 2016 and is in the process of being dissolved.  The Bank’s three limited liability company subsidiaries manage and dispose of real estate acquired through foreclosure or by deed in lieu of foreclosure.  Bay Financial Services, Inc. is an inactive subsidiary that was established to provide brokerage services and a variety of financial planning and investment options to customers.

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

OVERVIEW

The merger and acquisitions completed over the last several years have strengthened our market position geographically and enhanced our delivery channels, allowing us to provide extraordinary customer service while delivering a fuller range of products and services and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division and electronic banking division.  Amid the growth, our focus is on a high quality balance sheet, expense efficiency and improved profitability.

Net income was $0.19 million or $0.02 per basic and diluted share for the three months ended March 31, 2016 when compared to net income of $0.34 million or $0.03 per basic and diluted share for the same period of 2015.    The decrease was driven by a $568,000 reduction in discount accretion income primarily associated with purchased loan portfolios offset by $370,000 reduction in noninterest expenses.  Our ongoing efficiency efforts continue in 2016 and for the three months ended March 31, 2016, noninterest expense was $5.3 million compared to $5.7 million for the same period of 2015.  The contributors to the decrease were broad based and substantial after considering the Hopkins Merger related expenses incurred in the first quarter 2016.  We expect to receive regulatory approval and to consummate the Hopkins Merger during the second quarter of 2016, which should provide new client opportunities, additional scale, and enhanced earnings performance.

The return on average assets for the three months ended March 31, 2016 was 0.16%, as compared to 0.43% and 0.29% for the three months ended December 31, 2015 and March 31, 2015, respectively.  The return on average equity for the three months ended March 31, 2016 was 1.11% compared to 3.10% and 2.08% for the three months ended December 31, 2015 and March 31, 2015, respectively.

Total assets were $463 million at March 31, 2016 compared to $491 million at December 31, 2015 and decreased by $24 million from $487 million at March 31, 2015.  Total loans were $397 million at March 31, 2016, an increase of 0.9% from $393 million at December 31, 2015 and an increase of 1.4% from $392 million at March 31, 2015.  We achieved growth of new loans in the Bank’s originated portfolio at an 18.6% annualized pace in the first quarter of 2016.  Total deposits were $366 million at March 31, 2016, a decrease of 0.4% from $367 million at December 31, 2015 and a decrease of 9.5% from $404 million at March 31, 2015.  Noninterest bearing deposits at March 31, 2016 were $98 million, a decrease of 3.7% from $101 million at December 31, 2015.

Net interest income for the three months ended March 31, 2016 totaled $4.7 million compared to $5.3 million for the same period of 2015.  Interest income associated with discount accretion on purchased loans, deferred costs and deferred fees will vary due to the timing and nature of loan principal payments and nonperforming loan resolutions.  The decrease in net discount accretion income was the primary driver of year-over-year results, declining $0.6 million as we transition interest income reliance to the core balance sheet and ongoing net earnings growth.

Net interest margin for the three months ended March 31, 2016 was 4.20%, compared to 4.67% for the same period of 2015.  The margin for the first quarter of 2016 reflects the variable pace of net discount accretion recognized within interest income and the impact of fair value amortization on the interest expense of acquired deposits.  For the quarter ended March 31, 2016, the earning asset portfolio yield was influenced by a $0.60 million decline in net discount accretion of purchased loan discounts recognized in interest income.  The net interest margin declined 0.47% during the quarter compared to a year earlier, nearly all related to loan and deposit accretion fluctuations.

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $9.7 million at March 31, 2016, from $10.3 million at December 31, 2015 and from $15.6 million at March 31, 2015.  The decrease resulted from the Bank’s consistent resolution of acquired nonperforming loans from previous acquisitions.  Nonperforming loans represented 2.07% of total loans at March 31, 2016, which was down from 2.26% at December 31, 2015.

The provision for loan losses for the three months ended March 31, 2016 was approximately $298,000, compared to $275,000 for the same period of 2015.  The increase for the 2016 period was primarily the result of an increase in loan originations and adjustments in certain qualitative factors.  As a result, the allowance for loan losses increased to $1.95 million at March 31, 2016, representing 0.49% of total loans, compared to $1.77 million, or 0.45% of total loans, at December 31, 2015.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future periods due to the reduction in the accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

At March 31, 2016, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 16.20% at March 31, 2016 as compared to 16.14% at December 31, 2015.  Liquidity remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.  The Bank has a proven record of success in acquisitions and acquired problem asset resolutions and, at March 31, 2016, had $9.0 million in remaining net purchase discounts on acquired loan portfolios.

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

Allowance for Loan Losses

The allowance involves a higher degree of judgment and complexity than other significant accounting policies.  The allowance is calculated with the objective of maintaining a reserve level believed by us to be sufficient to absorb estimated probable loan losses.  Our determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired and purchased credit impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from our estimates, an additional provision for loan losses may be required that would adversely impact earnings in future periods. See discussion under the heading, “Allowance for Loan Losses and Credit Risk Management” in the section of this Item 2 entitled “FINANCIAL CONDITION”.

Accounting for Acquired Loans

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit impaired loans are initially measured at fair value, which considers estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance related to these loans was not carried over and recorded at the acquisition date.  We monitor actual loan cash flows to determine any improvement or deterioration from those forecasted as of the acquisition date.  Our acquired loans with specific credit deterioration are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30.  Certain acquired loans, those for which specific credit related deterioration subsequent to origination is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected.  Income recognition on purchased credit impaired loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.

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

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average			Average
	Balance	Interest (1)	Yield/Rate	Balance	Interest (1)	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$21,551,482	$23,756	0.44%	$22,358,085	$10,612	0.19%
Investment securities available for sale	28,235,652	176,622	2.50%	34,010,593	236,561	2.82%
Investment securities held to maturity	1,230,958	9,719	3.17%	1,308,259	7,511	2.33%
Restricted equity securities	2,319,096	20,332	3.51%	1,243,247	13,364	4.36%
Total interest-bearing deposits with banks, fed funds sold, and investments	53,337,188	230,429	1.73%	58,920,184	268,048	1.86%

Loans held for sale	4,056,570	39,666	3.91%	6,546,195	61,511	3.76%
Loans, net
Commercial & Industrial	47,526,315	557,721	4.71%	35,094,972	495,132	5.72%
Commercial Real Estate	172,297,139	2,157,913	5.02%	160,156,667	2,122,766	5.38%
Residential Real Estate	123,008,208	1,558,719	5.07%	138,052,342	2,143,411	6.21%
HELOC	33,577,272	353,210	4.21%	34,268,754	378,908	4.42%
Construction	12,828,664	154,060	4.82%	18,683,290	243,730	5.29%
Land	5,325,517	38,853	2.93%	5,504,731	98,955	7.29%
Consumer & Other	1,276,551	23,844	7.49%	1,019,943	24,865	9.89%
Total loans, net (1)	395,839,666	4,844,320	4.91%	392,780,699	5,507,767	5.69%
Total earning assets	453,233,424	$5,114,415	4.53%	458,247,078	$5,837,326	5.17%
Cash	4,321,220			3,490,128
Allowance for loan losses	(1,791,130)			(1,383,464)
Market valuation	591,681			569,036
Other assets	20,392,051			24,105,024
Total non-earning assets	23,513,822			26,780,724
Total Assets	$476,747,246			$485,027,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$85,002,698	$23,451	0.11%	$83,745,176	$22,848	0.11%
Money market	95,996,539	62,900	0.26%	85,528,873	72,504	0.34%
Time deposits	84,731,739	222,826	1.05%	131,805,843	389,049	1.20%
Total interest-bearing deposits	265,730,976	309,177	0.47%	301,079,892	484,401	0.65%
Borrowed funds:
FHLB advances and other borrowed funds	44,265,934	63,795	0.58%	16,155,555	13,776	0.35%
Total borrowed funds	44,265,934	63,795	0.58%	16,155,555	13,776	0.35%
Total interest-bearing funds	309,996,910	372,972	0.48%	317,235,447	498,177	0.64%
Noninterest-bearing deposits	95,879,071	—		98,169,855	—
Total cost of funds	405,875,981	$372,972	0.37%	415,405,302	$498,177	0.49%
Other liabilities and accrued expenses	3,306,595			2,836,818
Total Liabilities	409,182,576			418,242,120
Stockholders' Equity	67,564,670			66,785,682
Total Liabilities and Stockholders' Equity	$476,747,246			$485,027,802
Net interest income and spread(2)		$4,741,443	4.04%		$5,339,149	4.53%
Net interest margin(3)			4.20%			4.73%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income for the three months ended March 31, 2016 totaled $4.7 million compared to $5.3 million for the same period of 2015, representing a $0.6 million decrease.  The decrease in net discount accretion income was the primary driver of year-over-year results, declining $0.6 million as we transition interest income reliance to the core balance sheet and ongoing net earnings growth.  Interest income associated with discount accretion on purchased loans, deferred costs and deferred fees vary due to the timing and nature of loan principal payments and resolutions.  The net interest margin for the three months ended March 31, 2016 decreased to 4.20% compared to 4.67% for the same period of 2015 due to the decline in discount accretion on loans and deposits.  As of March 31, 2016, the remaining net loan discounts on the Bank’s purchased loan portfolio totaled $9.0 million.

Total interest income decreased by $0.7 million, or 12.38%, for the three months ended March 31, 2016 when compared to the same period of 2015.  Interest income on loans decreased by $0.7 million, or 12.05%, for the three months ended March 31, 2016 when compared to the same period of 2015.  The average balance of loans increased by $3.1 million primarily due to growth in Bank originated loans, but was offset by a 0.78% decrease in average loan yield when compared to the same period of 2015.  The average balance of loans held for sale decreased by $2.5 million due to overall decline in the mortgage banking line of business, but was offset by a 0.15% increase in average loan yield when compared to the same period of 2015.  Interest income on investment securities decreased by $0.05 million for the three months ended March 31, 2016 when compared to the same period of 2015, due primarily to $4.8 million of sales and redemptions of investment securities available for sale.

Total interest expense decreased by $0.10 million, or 25.13%, for the three months ended March 31, 2016 when compared to the same period of 2015.  Average interest-bearing liabilities decreased by $7.24 million for the three months ended March 31, 2016 when compared to the same period of 2015.  The total cost of interest-bearing liabilities decreased to 0.48% for the three months ended March 31, 2016 as compared to 0.64% for the same period of 2015.  The decrease in interest expense is primarily related to the maturity of $47.1 million of high yielding certificates of deposits and replacement with lower cost short term funding sources.  Average noninterest-bearing deposits increased by $1.26 million for the three months ended March 31, 2016 when compared to the same period in 2015.

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

The provision for loan losses for the three months ended March 31, 2016 was approximately $298,000, compared to $275,000 for the same period of 2015.  The increase for the 2016 period was primarily the result of an increase in loan originations and adjustments in certain qualitative factors.  As a result, the allowance for loan losses increased to $1.95 million at March 31, 2016, representing 0.49% of total loans, compared to $1.77 million, or 0.45% of total loans, at December 31, 2015.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future periods due to the reduction in the accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

Noninterest Income

The following tables reflect the amounts and changes in noninterest income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		2016 vs 2015
	2016	2015	$ Change	% Change

Electronic banking fees	$551,009	$576,190	$(25,181)	(4)%
Mortgage banking fees and gains	158,547	393,642	(235,095)	(60)%
Service charges on deposit accounts	70,614	79,017	(8,403)	(11)%
Gain on securities sold	272,963	77,490	195,473	252%
Other income	137,944	111,509	26,435	24%
Total Noninterest Income	$1,191,077	$1,237,848	$(46,771)	(4)%

Noninterest income for the three months ended March 31, 2016 and 2015 was $1.19 million and $1.24 million, respectively, representing a decrease of $0.05 million when compared to the same period in 2015.  The decrease for the three months ended March 31, 2016 when compared to the same period in 2015 was primarily the result of a $0.24 million decrease in mortgage banking fees and gains resulting from a decreased number of loans originated and sold, offset by $0.20 million increase in gains resulting from the sale and redemption of available for sale securities.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		2016 vs 2015
	2016	2015	$ Change	% Change

Salary and employee benefits	$2,889,456	$2,919,119	$(29,663)	(1)%
Occupancy and equipment expenses	871,195	995,233	(124,038)	(12)%
Legal, accounting and other professional fees	310,561	368,028	(57,467)	(16)%
Data processing and item processing services	281,992	342,673	(60,681)	(18)%
FDIC insurance costs	77,479	106,311	(28,832)	(27)%
Advertising and marketing related expenses	32,528	28,749	3,779	13%
Foreclosed property expenses	74,479	60,991	13,488	22%
Loan collection costs	20,800	87,510	(66,710)	(76)%
Core deposit intangible amortization	192,808	254,545	(61,737)	(24)%
Other expenses	578,699	537,353	41,346	8%
Total Noninterest Expenses	$5,329,997	$5,700,512	$(370,515)	(6)%

Noninterest expense reduction is a key focus for 2016 net income improvement.  For the three months ended March 31, 2016 and 2015, noninterest expense was $5.3 million and $5.7 million, respectively, representing a decrease of $0.37 million.  The primary contributors to the decrease when comparing the three months ended March 31, 2016 and 2015 were decreases of $0.12 million in occupancy and equipment expense, $0.06 million in legal, accounting and other professional fees, $0.06 million in data processing and item processing services, $0.07 million loan collection costs and $0.06 million in core deposit intangible amortization.

Income Taxes

The effective tax rates for the three months ended March 31, 2016 was 38.8% compared to 42.9% for the three months ended March 31, 2015.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2016 and 2015 based on the current estimate of the effective annual rate.

The effective tax rate of 38.8% for the three months ended March 31, 2016 is comparable to the effective rate for the same period in 2015, with changes in the effective annual rate being due to changes in tax advantaged income, share-based compensation and non-deductible expenses.

FINANCIAL CONDITION

Total assets were $463 million at March 31, 2016, a decrease of $27.7 million, or 5.6%, when compared to December 31, 2015.  Investment securities decreased by $9.5 million, or 24.9%, for the same three-month period, while loans held for sale decreased by $1.3 million, or 26.8%.  These decreases were partially offset by a $3.6 million, or 0.9%, increase in loans held for investment.

Total deposits were $366 million at March 31, 2016, a decrease of $1.5 million, or 0.4%, when compared to December 31, 2015.  The decrease was primarily due to a $3.8 million, or 3.7%, decrease in non-interest bearing deposits, offset by a $2.2 million increase in interest-bearing deposits.

Stockholders’ equity decreased $0.7 million to $66.9 million at March 31, 2016 when compared to $67.7 million at December 31, 2015.  The decrease results primarily from a $0.9 million repurchase of common stock and $0.3 million decrease in the Bank’s retirement income plan liability due to changes in actuarial assumptions, offset by increases related to corporate earnings and net market value adjustments on bank owned investment securities.  The book value of the Company’s common stock was $6.15 at March 31, 2016 and $6.12 December 31, 2015.

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

Investment securities decreased $8.4 million, or 23.9%, to $26.6 million at March 31, 2016, from $34.9 million at December 31, 2015.  This decrease was primarily the result of sales and redemptions of $9.0 million of treasury, agency, state and municipal securities and corporate bonds.

Restricted Equity Securities

Restricted equity securities decreased $1.1 million, or 37.0%, to $1.9 million at March 31, 2016, from $3.0 million at December 31, 2015.  This decrease was the result of net redemptions of FHLB stock required as a result of decreased borrowings from the FHLB.

Loans Held for Sale

Loans held for sale were $3.6 million at March 31, 2016, compared to $4.9 million at December 31, 2015.  The decrease in loans held for sale was due to lower new originations and loan sales during the three months ended March 31, 2016.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.  Expectations are for loans held for sale to gradually during 2016 as the mortgage banking line of business is realigned.

Loans

Loans, net of deferred fees and costs, increased by $3.6 million, or 0.9%, to $396.9 million at March 31, 2016 from $393.2 million at December 31, 2015, primarily due to originations outpacing pay downs and a slowing in the pace of purchased impaired loan resolutions.

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

At March 31, 2016, we had 233 impaired loans totaling $33.8 million (including purchase credit impaired, or PCI, loans of $28.9 million).  Of this number, 86 impaired loans totaling $5.4 million were classified as nonaccrual loans.  At March 31, 2016, troubled debt restructurings, or TDRs, included in impaired loans totaled $1.8 million, 13 loans of which were included in nonaccrual loans having a total balance of $1.3 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31, 2016	December 31, 2015

Nonaccrual loans excluding PCI loans	$4,384,898	$4,794,377
Nonaccrual PCI loans	973,486	1,089,461
TDR loans excluding those in nonaccrual loans	564,816	623,912
Accruing PCI loans past due 90+ days	2,287,593	2,354,891
Total nonperforming loans	8,210,793	8,862,641
Real estate acquired through foreclosure	1,501,896	1,459,732
Total nonperforming assets	$9,712,689	$10,322,373

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $9.71 million at March 31, 2016 from $10.32 million at December 31, 2015.  The $0.6 million decrease was primarily due to a $0.5 million decrease in non-accrual loans.  Nonperforming assets represented 2.10% of total assets at March 31, 2016, which, due to lower reported assets, was unchanged from December 31, 2015.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of March 31, 2016, these loans totaled $17.3 million and consisted primarily of Commercial Real Estate loans and Residential Real Estate loans which had balances of $9.5 million and $5.4 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The allowance was $1,948,536 at March 31, 2016, compared to $1,773,009 at December 31, 2015.  The allowance as a percentage of total portfolio loans was 0.49% at March 31, 2016 and 0.45% at December 31, 2015.  The allowance as a percentage of Bank originated loans was 0.94% at March 31, 2016 and 0.89% at December 31, 2015.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was a net unamortized discount of $0.5 million at March 31, 2016 and December 31, 2015, which represented 3.1% of the related loan balance at those dates.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was a net unamortized discount of $1.1 million at March 31, 2016 and December 31, 2015, which represented 1.1% of the related loan balance at those dates.  For non-impaired acquired legacy Slavie Federal Savings Bank portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $1.8 million at March 31, 2016 and December 31, 2015, which represented 4.0% of the related loan balance at those dates.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three months ended March 31, 2016, we recorded net charge-offs of $122,473, compared to net charge-offs of $216,236 during the same periods of 2015.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of year	$1,773,009	$1,294,976
Charge offs:
Residential Real Estate	119,810	215,236
Home Equity Line of Credit	2,183	—
Consumer & Other	480	1,000
Total charge offs	122,473	216,236

Net charge offs	122,473	216,236
Provision for loan loss	298,000	275,109

Balance at end of year	$1,948,536	$1,353,849

Net charge offs as a percentage of average loans	0.12%	0.22%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	March 31, 2016		December 31, 2015		2016 vs 2015
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$98,085,001	27%	$101,838,210	28%	$(3,753,209)	(4)%

Interest-bearing deposits:
Checking	50,870,372	14%	53,992,300	15%	(3,121,928)	(6)%
Savings	37,182,257	10%	38,086,749	10%	(904,492)	(2)%
Money market	100,339,391	27%	88,946,436	24%	11,392,955	13%
Total interest-bearing checking, savings and money market deposits	188,392,020	51%	181,025,485	49%	7,366,535	4%

Time deposits under $100,000	38,923,922	11%	41,150,349	11%	(2,226,427)	(5)%
Time deposits of $100,000 or more	40,485,054	11%	43,401,894	12%	(2,916,840)	(7)%
Total time deposits	79,408,976	22%	84,552,243	23%	(5,143,267)	(6)%

Total interest bearing deposits	267,800,996	73%	265,577,728	72%	2,223,268	(1)%

Total Deposits	$365,885,997	100%	$367,415,938	100%	$(1,529,941)	(0)%

Total deposits were $366 million at March 31, 2016, a decrease of $1.5 million, when compared to December 31, 2015.  Within the deposit base, interest bearing checking account balances decreased $3 million, or 6%, interest bearing savings account balances increased by $1 million, or 2%, money market balances increased $11 million, or 13%, and time deposit balances decreased by $5 million, or 6%, when compared to the amounts at December 31, 2015.

The ratio of noninterest bearing deposits to total deposits was 27% as of March 31, 2016, a decrease of 1% from December 31, 2015.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network (the “Network”).  Through this deposit matching network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep Service (“ICS”) deposits, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At March 31, 2016, we had $15.9 million in deposits through the Network compared to $9.3 million at December 31, 2015.  We can also choose to place deposits through the Network without receiving matching deposits.  We had placed $0.1 million of deposits through the Network as of March 31, 2016 and December 31, 2015 for which we received no matching deposits.

Borrowings

Borrowings at March 31, 2016 consisted of $25.1 million in FHLB advances and $1.2 million in Atlantic Community Bankers Bank advances, compared to $52.0 million and $0.3 million, respectively, at December 31, 2015.  The $26.9 million decrease in FHLB borrowings for the three months ended March 31, 2016 when compared to December 31, 2015 resulted from the conclusion of the temporary funding strategy to replace certificate of deposit funding with short term FHLB advances while the Bank prepared to integrate Hopkins Bank’s deposit funded balance sheet following the pending Hopkins Merger.  The $0.9 million increase in Atlantic Community Bankers Bank advances for the three months ended March 31, 2016, when compared to December 31, 2015, resulted from the repurchase of 175,000 shares of the Company’s common stock.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At March 31, 2016, our total stockholders’ equity was $66.9 million, a decrease from the $67.7 million recorded at December 31, 2015.  The decrease was attributable to the $0.9 million repurchase of the Company’s common stock and $0.3 million net unrealized losses on the defined benefit pension plan, offset by retention of $0.2 million of corporate earnings and $0.2 million unrealized gains on investment securities.

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

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (once fully phased in) of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements.  The capital levels of the Bank at March 31, 2016 also exceeded the minimum capital requirements including the currently applicable Conservation Buffer of 0.625%.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is currently being reviewed, we currently do not believe that compliance with Basel III will have a material impact once fully implemented.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At March 31, 2016, $1.1 million of the Bank’s net deferred tax assets were excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the OCC requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level.  In connection with the merger of Carrollton Bank with and into the Bank, the Bank entered into an Operating Agreement with the OCC pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of at least 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At March 31, 2016 and December 31, 2015, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.  For additional information on the regulatory capital ratios of the Bank at March 31, 2016, see Note 16 of Notes to Unaudited Consolidated Financial Statements.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:

Common Equity Tier 1
Capital	$65,255	16.20%	$18,130	4.50%	$20,648	5.125%	$26,188	6.50%

Tier I Risk-Based Capital
Ratio	$65,255	16.20%	$24,174	6.00%	$26,692	6.625%	$32,231	8.00%

Total Risk-Based Capital
Ratio	$67,204	16.68%	$32,231	8.00%	$34,750	8.625%	$40,289	10.00%

Tier 1 Leverage Ratio	$65,255	13.74%	$19,004	4.00%	N/A	N/A	$23,755	5.00%

As of December 31, 2015:

Common Equity Tier 1
Capital	$65,465	16.14%	$18,249	4.50%	N/A	N/A	$26,360	6.50%

Tier I Risk-Based Capital
Ratio	$65,465	16.14%	$24,332	6.00%	N/A	N/A	$32,443	8.00%

Total Risk-Based Capital
Ratio	$67,238	16.58%	$32,443	8.00%	N/A	N/A	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	N/A	N/A	$23,801	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $81.1 million at March 31, 2016.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At March 31, 2016, we had $6.1 million in cash and due from banks, $8.7 million in interest-bearing deposits with banks and federal funds sold, and $25.0 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $98.2 million with the FHLB of which $60.7 million was available to be drawn on March 31, 2016 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Federal Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $11.8 million of securities pledged at the FHLB, $0.1 million of securities pledged at the Federal Reserve Bank, and an additional $14.0 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $19.4 million as of March 31, 2016.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line. In March 2016, the Company and the lender under its unsecured revolving line of credit amended that line to increase the available borrowing limit from $1.0 million to $2.5 million, which will be payable in full in November 2016.  The proceeds of the Company’s line of credit may be used for general corporate purposes.  At March 31, 2016, there were outstanding balances of $25.1 million under the Bank’s FHLB line and $1.2 million under the Company’s line of credit.

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

At March 31, 2016, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

Mortgage Loan Repurchase Obligations:  We originates and sell mortgage loans, primarily to other financial institutions, and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers.  Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded

.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” and, as such, disclosure pursuant to this Item 3 is not required.

ITEM 4.CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer (“PEO”) and its principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2016 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2016, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising from the normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of its operations or financial condition.

ITEM 1A. RISK FACTORS

The risks and uncertainties to which the Company’s financial condition and results of operations are subject were discussed in Bay’s Annual Report on Form 10-K for the year ended December 31, 2015.  Management does not believe that any material changes in these risk factors have occurred since they were last disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about shares of common stock purchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during the quarter ended March 31, 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	—	—	—	79,508

February 2016	75,000	$4.91	75,000	254,508

March 2016	100,000	$4.95	100,000	154,508
Total	175,000	$4.93	175,000

Note:

(1)

On July 30, 2015, the Company’s Board of Directors approved a stock purchase program that authorizes the Company to purchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The stock purchase program was publicly announced on August 11, 2015.

(2)

On February 24, 2016, the Company’s Board of Directors approved a new stock purchase program that authorizes the Company to repurchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The stock purchase program was publicly announced on April 28, 2016

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

BAY BANCORP, INC

Date	May 13, 2016	By:	/s/Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date	May 13, 2016	By:	/s/ Larry D. Pickett
Larry D. Pickett
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

First Amendment to Agreement and Plan of Merger, dated as of February 1, 2016, by and among Bay Bancorp, Inc., Hopkins Bancorp, Inc. and Alvin M. Lapidus (incorporated by reference to Exhibit 2.1 to Bay Bancorp, Inc.’s Current Report on Form 8-K filed on February 5, 2016)

31.1	Rule 13a-14(a) Certification by the Principal Accounting Officer (filed herewith)

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer (filed herewith)

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)