Form 10-Q
period 2016-06-30
BAY BANCORP, INC.
filed 2016-08-11
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 5, 2016, the number of shares outstanding of the registrant’s common stock was 10,948,402.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	December 31,
	(unaudited)	2015
ASSETS
Cash and due from banks	$6,382,734	$8,059,888
Interest bearing deposits with banks and federal funds sold	20,734,154	26,353,334
Total Cash and Cash Equivalents	27,116,888	34,413,222

Investment securities available for sale, at fair value	22,427,009	33,352,233
Investment securities held to maturity, at amortized cost	1,199,284	1,573,165
Restricted equity securities, at cost	3,285,595	2,969,595
Loans held for sale	5,382,494	4,864,344

Loans, net of deferred fees and costs	417,169,593	393,240,567
Less: Allowance for loan losses	(2,292,950)	(1,773,009)
Loans, net	414,876,643	391,467,558

Real estate acquired through foreclosure	1,467,104	1,459,732
Premises and equipment, net	4,710,947	5,060,802
Bank owned life insurance	5,670,940	5,611,352
Core deposit intangibles	2,276,052	2,624,184
Deferred tax assets, net	2,789,456	2,723,557
Accrued interest receivable	1,334,104	1,271,871
Accrued taxes receivable	1,845,339	2,775,237
Prepaid expenses	960,729	691,372
Other assets	261,923	303,614
Total Assets	$495,604,507	$491,161,838

LIABILITIES
Noninterest-bearing deposits	$95,955,343	$101,838,210
Interest-bearing deposits	267,219,013	265,577,728
Total Deposits	363,174,356	367,415,938

Short-term borrowings	60,575,000	52,300,000
Defined benefit pension liability	1,328,285	829,237
Accrued expenses and other liabilities	3,029,265	2,934,174
Total Liabilities	428,106,906	423,479,349

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per shares, authorized 20,000,000 shares, issued and outstanding 10,918,228 and 11,062,932 shares as of June 30, 2016 and December 31, 2015, respectively.	10,918,228	11,062,932
Additional paid-in capital	42,804,154	43,378,927
Retained earnings	13,302,573	12,667,070
Accumulated other comprehensive income	472,646	573,560
Total Stockholders' Equity	67,497,601	67,682,489
Total Liabilities and Stockholders' Equity	$495,604,507	$491,161,838

See accompanying notes to unaudited consolidated financial statements.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$4,994,892	$5,585,676	$9,839,212	$11,093,443
Interest on loans held for sale	38,786	132,180	78,452	193,691
Interest and dividends on securities	205,639	258,262	417,023	515,698
Interest on deposits with banks and federal funds sold	12,181	5,768	31,226	16,380
Total Interest Income	5,251,498	5,981,886	10,365,913	11,819,212

INTEREST EXPENSE
Interest on deposits	292,480	464,170	601,657	948,571
Interest on Fed Funds Purchased	28	604	28	604
Interest on short-term borrowings	79,784	9,868	143,579	23,644
Total Interest Expense	372,292	474,642	745,264	972,819
Net Interest Income	4,879,206	5,507,244	9,620,649	10,846,393

Provision for loan losses	357,533	296,700	655,533	571,809
Net interest income after provision for loan losses	4,521,673	5,210,544	8,965,116	10,274,584

NONINTEREST INCOME
Electronic banking fees	582,650	626,056	1,133,659	1,202,246
Mortgage banking fees and gains	262,736	604,065	421,283	997,707
Service charges on deposit accounts	77,013	70,714	147,627	149,731
Gain on securities sold	213,571	—	486,534	77,490
Other income	189,033	245,821	326,977	357,330
Total Noninterest Income	1,325,003	1,546,656	2,516,080	2,784,504

NONINTEREST EXPENSES
Salary and employee benefits	2,784,504	3,143,816	5,673,960	6,062,935
Occupancy and equipment expenses	809,075	901,597	1,680,270	1,896,830
Legal, accounting and other professional fees	217,453	369,151	528,014	737,179
Data processing and item processing services	252,822	283,207	534,814	625,880
FDIC insurance costs	86,702	97,072	164,181	203,383
Advertising and marketing related expenses	108,211	66,555	140,739	95,304
Foreclosed property expenses and OREO sales, net	96,106	129,023	170,585	190,014
Loan collection costs	13,328	111,867	34,128	199,377
Core deposit intangible amortization	155,325	204,108	348,132	458,653
Merger related expenses	131,795	—	189,052	—
Other expenses	450,654	585,525	972,097	1,122,878
Total Noninterest Expenses	5,105,975	5,891,921	10,435,972	11,592,433
Income before income taxes	740,701	865,279	1,045,224	1,466,655

Income tax expense	291,597	319,364	409,721	577,487
NET INCOME	$449,104	$545,915	$635,503	$889,168

Basic net income per common share	$0.04	$0.05	$0.06	$0.08

Diluted net income per common share	$0.04	$0.05	$0.06	$0.08

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$449,104	$545,915	$635,503	$889,168

Other comprehensive income (loss):

Net unrealized gain on securities available for sale:
Net unrealized gain on securities during the period	224,056	(248,743)	878,312	79,471
Reclassification adjustment for gain on sales of securities
included in net income	(213,571)	—	(486,534)	(77,490)
Income tax expense relating to items above	(4,049)	95,959	(154,377)	(783)
Net effect on other comprehensive income	6,436	(152,784)	237,401	1,198

Unrealized loss on defined benefit pension plan	—	—	(558,690)	(2,535,693)
Income tax benefit relating to item above	—	—	220,375	1,000,204
Net effect on other comprehensive income	—	—	(338,315)	(1,535,489)

Other comprehensive income (loss)	6,436	(152,784)	(100,914)	(1,534,291)

Comprehensive income (loss)	$455,540	$393,131	$534,589	$(645,123)

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2014	$11,014,517	$43,228,950	$10,736,305	$1,663,514	$66,643,286

Net income	—	—	889,168	—	889,168
Other comprehensive loss	—	—	—	(1,534,291)	(1,534,291)
Stock-based compensation	—	54,303			54,303
Issuance of common stock under stock option plan	16,597	58,090	—	—	74,687
Balance June 30, 2015	$11,031,114	$43,341,343	$11,625,473	$129,223	$66,127,153

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2015	$11,062,932	$43,378,927	$12,667,070	$573,560	$67,682,489

Net income	—	—	635,503	—	635,503
Other comprehensive loss	—	—	—	(100,914)	(100,914)
Stock-based compensation	—	68,773	—	—	68,773
Issuance of restricted common stock	15,296	(15,296)	—	—	—
Issuance of common stock under stock option plan	15,000	56,250	—	—	71,250
Repurchase of common stock	(175,000)	(684,500)	—	—	(859,500)
Balance June 30, 2016	$10,918,228	$42,804,154	$13,302,573	$472,646	$67,497,601

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$635,503	$889,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	337,544	348,228
Stock-based compensation	68,773	54,303
Amortization of investment premiums and discounts, net	55,772	97,280
Accretion of net discounts on loans	(796,072)	(1,937,927)
Amortization of core deposit intangibles	348,132	458,653
Amortization of deposit premiums	14,503	29,622
Provision for loan losses	655,533	571,809
Increase in cash surrender value of bank owned life insurance	(59,588)	(62,645)
Gain on sale and redemption of securities	(486,534)	(77,490)
Loss on disposal of premises and equipment	709	—
Write down of real estate acquired through foreclosure	106,853	140,939
Gain on sale of real estate acquired through foreclosure	(5,726)	(39,449)
Origination of loans held for sale	(22,675,801)	(68,822,588)
Proceeds from sales of loans held for sale	22,787,638	61,119,076
Gains on sales of loans held for sale	(629,987)	(1,895,693)
Net (increase) decrease in accrued interest receivable	(62,233)	30,106
Net decrease in accrued taxes receivable	929,898	988,250
Net decrease in accrued pension plan liability	(59,642)	(150,674)
Net increase in prepaid expenses and other assets	(197,309)	(581,424)
Net increase (decrease) in accrued expenses and other liabilities	95,090	(216,798)
Net cash provided by (used in) operating activities	1,063,056	(9,057,254)

Cash flows from investing activities:
Purchases of investment securities available for sale	(5,926,875)	(7,910,986)
Redemptions and maturities of investment securities available for sale	17,656,101	3,417,318
Redemption and maturities of investment securities held to maturity	392,419	41,124
Net redemption of Federal Home Loan Bank Stock	(316,000)	(290,600)
Net (increase) decrease in loans	(23,535,322)	7,670,760
Proceeds from sale of real estate acquired through foreclosure	158,277	999,114
Purchases of premises and equipment	(18,655)	(10,280)
Net cash (used in) provided by investing activities	(11,590,055)	3,916,450

Cash flows from financing activities:
Net decrease in deposits	(4,256,085)	(3,408,301)
Net increase in short-term borrowings	8,275,000	11,000,000
Repurchase of common stock	(859,500)	—
Issuance of common stock on stock option exercise	71,250	74,687
Net cash provided by financing activities	3,230,665	7,666,386

Net (decrease) increase in cash and cash equivalents	(7,296,334)	2,525,582
Cash and cash equivalents at beginning of period	34,413,222	16,857,325
Cash and cash equivalents at end of period	$27,116,888	$19,382,907

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$707,512	$941,832
Net income tax refunded	(525,211)	(411,059)

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$266,776	$1,231,583

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATIONAL

Nature of Business

Bay Bancorp, Inc. is a savings and loan holding company.  Through its subsidiary, Bay Bank, FSB (the “Bank”), a federal savings bank (an “FSB”), Bay Bancorp, Inc. serves the community with a network of 11 branches strategically located throughout the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, and Harford, as well as south along the Baltimore-Washington corridor with an expanded focus on Prince George’s County and Montgomery County.  The Bank serves local consumers, small and medium size businesses, professionals and other valued customers by offering a broad suite of financial products and services, including on-line and mobile banking, commercial banking, cash management, mortgage lending and retail banking.  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit.

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2016 and December 31, 2015, the results of operations for the three- and six-month periods ended June 30, 2016 and 2015, and the statements of cash flows for the six-month period ended June 30, 2016 and 2015.  The results of the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or any future interim period.  The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) March 30, 2016.  The unaudited consolidated financial statements for June 30, 2016 and 2015, the condensed consolidated balance sheet at December 31, 2015, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Pronouncements and Developments

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40).  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either:  (1)  the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2)  the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, ASU No. 2014-04 requires interim and annual disclosure of both:  (1) the amount of foreclosed residential real estate property held by the creditor; and (2)  the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The Company adopted ASU No. 2014-04 effective January 1, 2015.  The adoption of ASU 2014-04 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  In August 2015, the FASB deferred the effective date one year from the date in the original guidance.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2018.  The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.    The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements.  Going forward, these transactions would all be accounted for as secured borrowings.  The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  The amendments in ASU 2014-11 require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  The amendments in ASU 2014-11 also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in ASU 2014-11 are effective for public companies for the first interim or annual period beginning after December 15, 2014.  In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015.  As of December 31, 2015 and June 30, 2016, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings.  As such, the amendments in this update did not have an impact on the consolidated financial statements and no change to the current disclosure was required.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  Under the new guidance, the debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The guidance is effective on a retrospective basis beginning on January 1, 2016, with early adoption permitted.  The adoption of ASU No. 2015-03 did not have a material impact on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amended guidance related to recognition and measurement of financial assets and liabilities.  The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.  The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment.  When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value.  The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes.  The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option.  Separate presentation of financial assets and financial liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required.  The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently evaluating the impact that this guidance could have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease.  If the lessor does not convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact that the adoption of this guidance could have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Under ASU 2016-09,  companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  ASU 2016-09 also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; ASU 2016-09 increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation.  The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified).  ASU 2016-09 permits companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.  Forfeitures can be estimated, as required today, or recognized when they occur.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  Early adoption is permitted, but all of the guidance must be adopted in the same period.  The Company is currently evaluating the provisions of ASU 2016-09 to determine the potential impact that these new standards will have on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to:  (1)  financial assets subject to credit losses and measured at amortized cost, and (2)  certain off-balance sheet credit exposures.  This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees.  The CECL model does not apply to available-for-sale (“AFS”) debt securities.  For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today.  ASU 2016-13 simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.  ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).  The Company is currently evaluating the provisions of ASU 2016-13 to determine the impact that it may have on the Company's consolidated financial statements.

NOTE 3 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at June 30, 2016 or December 31, 2015.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio, at June 30, 2016 and December 31, 2015:

Available for Sale	Amortized	Gross Unrealized		Estimated
June 30, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$2,716,259	$146,491	$—	$2,862,750
Residential mortgage-backed securities	13,587,266	500,003	(12,023)	14,075,246
State and municipal	2,768,243	28,123	(179)	2,796,187
Corporate bonds	2,605,779	37,918	—	2,643,697
Total debt securities	21,677,547	712,535	(12,202)	22,377,880
Equity securities	78,752	—	(29,623)	49,129
Totals	$21,756,299	$712,535	$(41,825)	$22,427,009

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
June 30, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$—	$—	$—	$—
Residential mortgage-backed securities	1,199,284	53,724	—	1,253,008
Total debt securities	1,199,284	53,724	—	1,253,008
Totals	$1,199,284	$53,724	$—	$1,253,008

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$3,714,681	$95,958	$—	$3,810,639
U.S. treasury securities	5,907,341	—	(35,201)	5,872,140
Residential mortgage-backed securities	14,836,750	287,365	(100,890)	15,023,225
State and municipal	4,510,883	21,096	(425)	4,531,554
Corporate bonds	4,024,894	33,246	—	4,058,140
Total debt securities	32,994,549	437,665	(136,516)	33,295,698
Equity securities	78,752	—	(22,217)	56,535
Totals	$33,073,301	$437,665	$(158,733)	$33,352,233

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$334,257	$5,891	$—	$340,148
Residential mortgage-backed securities	1,238,908	17,206	—	1,256,114
Total debt securities	1,573,165	23,097	—	1,596,262
Totals	$1,573,165	$23,097	$—	$1,596,262

The following table provides information about securities with unrealized losses segregated by length of impairment, at June 30, 2016:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$3,865	$(27)	$688,214	$(11,996)	$692,079	$(12,023)
State and municipals	420,160	(179)	—	—	420,160	(179)
Total debt securities	424,025	(206)	688,214	(11,996)	1,112,239	(12,202)
Equity securities	—	—	37,029	(29,623)	37,029	(29,623)
Totals	$424,025	$(206)	$725,243	$(41,619)	$1,149,268	$(41,825)

The following table provides information about securities with unrealized losses segregated by length of impairment, at December 31, 2015:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. treasury securities	$5,872,140	$(35,201)	$—	$—	$5,872,140	$(35,201)
Residential mortgage-backed securities	1,862,893	(26,479)	1,761,669	(74,411)	3,624,562	(100,890)
State and municipals	1,150,915	(425)	—	—	1,150,915	(425)
Total debt securities	8,885,947	(62,105)	1,761,669	(74,411)	10,647,616	(136,516)
Equity securities	—	—	44,435	(22,217)	44,435	(22,217)
Totals	$8,885,947	$(62,105)	$1,806,104	$(96,628)	$10,692,051	$(158,733)

At June 30, 2016, unrealized losses in the Company’s portfolio of debt securities of $12,202 in the aggregate were related to four securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At June 30, 2016, unrealized losses in the Company’s portfolio of equity securities of $29,623 was related to one security and considered temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

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

At June 30, 2016, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.  At December 31, 2015, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.

No investment securities held by the Company at June 30, 2016 or December 31, 2015 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at June 30, 2016 is shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$1,026,380	$1,031,497	$—	$—
Over one to five years	4,522,427	4,684,070	—	—
Over five to ten years	2,541,474	2,587,067	—	—
Over ten years	—	—	—	—
Residential mortgage-backed securities	13,587,266	14,075,246	1,199,284	1,253,008
Totals	$21,677,547	$22,377,880	$1,199,284	$1,253,008

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

For the three- and six-month periods ended June 30, 2016, there were 6 and 11 sales and other redemptions of investment securities available for sale, respectively, resulting in net gains of $213,571 and $486,534, respectively.  For the three-month period ended June 30, 2015, there was no redemptions of investment securities available for sale.  For the six-month period ended June 30, 2016, there was one redemption of investment securities available for sale resulting in net gain of $77,490.

At June 30, 2016, securities with an amortized cost of $11,075,643 (fair value of $11,615,343) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank.  At December 31, 2015, securities with an amortized cost of $12,391,059 (fair value of $12,654,624) were pledged as collateral for potential borrowings from the FHLB of Atlanta and the Federal Reserve Bank.

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

	June 30,	December 31,
	2016	2015
Commercial & Industrial	$53,583,793	$46,464,340
Commercial Real Estate	186,708,306	168,569,159
Residential Real Estate	125,436,771	124,810,853
Home Equity Line of Credit	32,553,445	33,722,696
Land	5,082,808	5,229,645
Construction	12,620,367	13,277,353
Consumer & Other	1,184,103	1,166,521
Total Loans	417,169,593	393,240,567
Less: Allowance for Loan Losses	(2,292,950)	(1,773,009)
Net Loans	$414,876,643	$391,467,558

At June 30, 2016 and December 31, 2015, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,685,960 and $3,949,215, respectively, and carrying values of $152,574,863 and $164,609,742, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At June 30, 2016 and December 31, 2015, Commercial Real Estate – Investor loans had a total balance of $122,918,066 and $111,871,251, respectively.  At June 30, 2016 and December 31, 2015, Commercial Real Estate – Owner Occupied loans had a total balance of $63,790,241 and $56,697,908, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate -

Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to a lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At June 30, 2016 and December 31, 2015, Residential Real Estate – Investor loans had a total balance of $37,419,827 and $39,410,230, respectively.  At June 30, 2016 and December 31, 2015, Residential Real Estate – Owner Occupied loans had a total balance of $88,016,944 and $85,400,623, respectively.

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

The analysis for determining the allowance is consistent with guidance set forth in U.S. GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Company policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired consisting primarily of nonaccrual loans, troubled debt restructurings, and purchased credit impaired loans where cash flows have deteriorated from those forecasted as of the acquisition date.  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged-off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three- and six-month periods ended June 30, 2016:

Three Months Ended June 30:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$220,569	$792,847	$693,085	$164,313	$16,016	$56,360	$5,346	$1,948,536
Charge-offs	—	—	(54,604)	—	—	—	—	(54,604)
Recoveries	—	—	41,485	—	—	—	—	41,485
Provision	63,437	147,041	120,943	10,691	1,451	12,821	1,149	357,533
Ending balance	$284,006	$939,888	$800,909	$175,004	$17,467	$69,181	$6,495	$2,292,950

Six Months Ended June 30:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009
Charge-offs	—	—	(174,414)	(2,183)	—	—	(480)	(177,077)
Recoveries	—	—	41,485	—	—	—	—	41,485
Provision	73,208	212,019	340,754	20,144	1,754	6,214	1,440	655,533
Ending balance	$284,006	$939,888	$800,909	$175,004	$17,467	$69,181	$6,495	$2,292,950

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at June 30, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance:
individually
evaluated for
impairment	$—	$—	$175,900	$—	$—	$—	$—	$175,900
Ending balance:
collectively
evaluated
for impairment	284,006	939,888	625,009	175,004	17,467	69,181	6,495	2,117,050
Totals	$284,006	$939,888	$800,909	$175,004	$17,467	$69,181	$6,495	$2,292,950

Loans:
Ending balance:
individually
evaluated for
impairment	$689,553	$343,183	$3,295,679	$81,514	$—	$69,734	$5,798	$4,485,461
Ending balance:
collectively
evaluated
for impairment	51,523,723	170,512,873	113,387,854	31,748,826	3,168,744	12,550,633	1,178,305	384,070,958
Ending balance: loans
acquired with
deteriorated credit
quality	1,370,516	15,852,251	8,753,238	723,105	1,914,064	—	—	28,613,174
Totals	$53,583,792	$186,708,307	$125,436,771	$32,553,445	$5,082,808	$12,620,367	$1,184,103	$417,169,593

(1) Includes loans acquired with deteriorated credit quality of $0 that have current period charge offs.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three- and six-month periods ended June 30, 2015:

Three Months Ended June 30:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$221,103	$692,775	$68,267	$188,657	$10,590	$164,788	$7,669	$1,353,849
Charge-offs	(80,869)	(45,573)	(45,479)	(54,639)	—	—	(1,389)	(227,949)
Recoveries	—	—	1,391	7,000	—	—	1,555	9,946
Provision	29,686	94,620	117,199	33,103	2,597	18,437	1,058	296,700
Ending balance	$169,920	$741,822	$141,378	$174,121	$13,187	$183,225	$8,893	$1,432,546

Six Months Ended June 30:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976
Charge-offs	(80,869)	(45,573)	(260,715)	(54,639)	—	—	(2,389)	(444,185)
Recoveries(1)	—	—	1,391	7,000	—	—	1,555	9,946
Provision	50,279	232,810	197,289	55,027	4,500	30,136	1,768	571,809
Ending balance	$169,920	$741,822	$141,378	$174,121	$13,187	$183,225	$8,893	$1,432,546

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at December 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
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

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of June 30, 2016 and for the three- and six-month periods ended June 30, 2016:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2016			June 30, 2016		June 30, 2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$689,553	$809,083	$—	$831,985	$31,472	$855,500	$52,267
Commercial Real Estate -
Investor	343,183	343,183	—	349,128	519	352,315	1,048
Residential Real Estate -
Investor	835,051	990,203	—	1,040,241	2,669	1,149,681	35,973
Residential Real Estate -
Owner Occupied	2,089,592	2,268,275	—	2,294,598	13,454	2,331,172	70,245
Home Equity Line of
Credit	81,514	111,175	—	112,074	—	112,616	(69)
Construction	69,734	69,676	—	70,359	—	71,459	—
Consumer & Other	5,798	189,203	—	189,204	—	189,204	—

With an allowance recorded:
Residential Real Estate - Investor	501,123	510,300	175,900	516,747	959	523,195	3,004
Total	4,615,548	5,291,098	175,900	5,404,336	49,073	5,585,142	162,468

Total impaired loans:
Commercial & Industrial	$689,553	$809,083	$—	$831,985	$31,472	$855,500	$52,267
Commercial Real Estate	343,183	343,183	—	349,128	519	352,315	1,048
Residential Real Estate	3,425,766	3,768,778	175,900	3,851,586	17,082	4,004,048	109,222
Home Equity Line of
Credit	81,514	111,175	—	112,074	—	112,616	(69)
Construction	69,734	69,676	—	70,359	—	71,459	—
Consumer & Other	5,798	189,203	—	189,204	—	189,204	—
Total	$4,615,548	$5,291,098	$175,900	$5,404,336	$49,073	$5,585,142	$162,468

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2015 and for the three- and six-month periods ended June 30, 2015:

				For the Three Months Ended		For the Six Months Ended
	As of December 31, 2015			June 30, 2015		June 30, 2015
		Unpaid	Average	Average		Average
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$813,678	$980,154	$—	$1,308,355	$34,429	$1,231,453	$35,533
Commercial Real Estate -
Investor	612,315	612,315	—	1,299,025	558	1,301,107	558
Residential Real Estate -
Investor	1,524,751	1,773,567	—	1,955,625	11,055	1,967,136	22,257
Residential Real Estate -
Owner Occupied	2,218,453	2,444,350	—	3,227,439	115,631	3,269,029	121,891
Home Equity Line of
Credit	73,341	103,896	—	178,850	—	179,629	—
Construction	73,300	73,242	—	—	—	—	—
Consumer & Other	5,798	189,204	—	9,384	—	9,517	—

With an allowance recorded:
Residential Real Estate - Investor	125,453	130,408	60,000	—	—	—	—
Total	5,447,089	6,307,136	60,000	7,978,678	161,673	7,957,871	180,239

Total impaired loans:
Commercial & Industrial	$813,678	$980,154	$—	$1,308,355	$34,429	$1,231,453	$35,533
Commercial Real Estate	612,315	612,315	—	1,299,025	558	1,301,107	558
Residential Real Estate	3,868,657	4,348,325	60,000	5,183,064	126,686	5,236,165	144,148
Home Equity Line of
Credit	73,341	103,896	—	178,850	—	179,629	—
Construction	73,300	73,242	—	—	—	—	—
Consumer & Other	5,798	189,204	—	9,384	—	9,517	—
Total	$5,447,089	$6,307,136	$60,000	$7,978,678	$161,673	$7,957,871	$180,239

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of June 30, 2016:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$51,245,981	$981,456	$1,356,356	$—	$53,583,793
Commercial Real Estate - Investor	119,500,444	2,409,589	1,008,033	—	122,918,066
Commercial Real Estate - Owner Occupied	59,746,335	3,396,655	647,250	—	63,790,240
Residential Real Estate - Investor	31,440,608	350,889	5,628,330	—	37,419,827
Residential Real Estate - Owner Occupied	85,312,653	—	2,704,291	—	88,016,944
Home Equity Line of Credit	32,159,876	—	393,569	—	32,553,445
Land	3,316,194	—	1,766,614	—	5,082,808
Construction	12,550,633	—	69,734	—	12,620,367
Consumer & Other	1,178,305	—	5,798	—	1,184,103
Total	$396,451,029	$7,138,589	$13,579,975	$—	$417,169,593

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2016.  Purchased credit impaired (“PCI”) loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$—	$—	$—	$—	$51,838,751	$374,525	$52,213,276
Commercial Real Estate - Investor	—	—	—	—	111,963,035	294,053	112,257,088
Commercial Real Estate - Owner
Occupied	—	—	—	—	58,598,968	—	58,598,968
Residential Real Estate - Investor	—	—	—	—	28,973,377	1,160,007	30,133,384
Residential Real Estate - Owner
Occupied	43,873	368,621	—	412,494	84,196,920	1,940,736	86,550,150
Home Equity Line of Credit	252,745	56,372	—	309,117	31,439,709	81,514	31,830,340
Land	—	—	—	—	3,168,743	—	3,168,743
Construction	—	—	—	—	12,550,633	69,734	12,620,367
Consumer & Other	—	—	—	—	1,178,305	5,798	1,184,103
Total	$296,618	$424,993	$—	$721,611	$383,908,441	$3,926,367	$388,556,419

Purchased credit impaired loans							28,613,174
Total Loans							$417,169,593

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

Troubled Debt Restructurings

The restructuring of a loan constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in the normal course of business.  A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest.  If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Company will make the necessary disclosures related to the TDR.  In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty.  This type of modification is not considered to be a TDR.  Once a loan has been modified and is considered a TDR, it is reported as an impaired loan.  All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for credit losses calculation.  A specific allowance for TDR loans is established when the discounted cash flows, collateral value or observable market price, whichever is appropriate, of the TDR is lower than the carrying value.  If a loan deemed a TDR has performed for at least six-month period at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired, but may be returned to accrual status.  A TDR is deemed in default on its modified terms once a contractual payment is 30 or more days past due.

The following table presents a breakdown of loans that the Company modified during the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & Industrial	—	$—	$—	2	$78,575	$78,575
Commercial Real Estate – Investor	—	—	—	1	213,387	213,387
Residential Real Estate - Investor	—	—	—	1	2,437	2,437
Totals	—	$—	$—	4	$294,399	$294,399

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & Industrial	—	$—	$—	2	$78,575	$78,575
Commercial Real Estate – Investor	—	—	—	1	213,387	213,387
Residential Real Estate - Investor	1	38,785	38,785	1	2,437	2,437
Totals	1	$38,785	$38,785	4	$294,399	$294,399

For the six-month period ended June 30, 2016, there was one loan modified as a TDR.  The restructuring of a Residential Real Estate - Investor loan extended the maturity date by three years, lowered the interest rate by 4.75% to 3.00%, lowered the monthly payment and added past due interest to the principal balance.  This Residential Real Estate – Investor TDR was on nonaccrual at June 30, 2016.

For the six-month period ended June 30, 2015, there were four loans modified as TDRs.  The restructuring of a C&I loan consolidated two loans into one and termed out the remaining balance over 7 years at an interest rate lower than the current rate for new debt with similar risk.  This C&I TDR was on nonaccrual status at June 30, 2015.  The restructuring of a Commercial Real Estate – Investor loan deferred all payments of principal and interest until the sale of the existing collateral as well as additional collateral that was provided.  This Commercial Real Estate – Investor loan was on nonaccrual status at June 30, 2015.  The restructuring of the Residential Real Estate – Investor loan termed out the balance owed over seven years with a forgiveness of debt at the end of the term, if all payments are made as agreed.  This Residential Real Estate – Investor loan was on nonaccrual status at June 30, 2015.

None of the loans modified as a TDR during the previous 12 months were in default of their modified terms at June 30, 2016.  At June 30, 2016 and December 31, 2015, the Bank had $1,698,616 and $2,030,090, respectively, in loans identified as TDRs of which $1,139,522 and $1,406,179, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	June 30, 2016	December 31, 2015
Commercial & Industrial	$1,370,516	$1,446,616
Commercial Real Estate	15,852,251	15,324,034
Residential Real Estate	8,753,238	9,184,082
Home Equity Line of Credit	723,105	717,712
Land	1,914,064	1,934,565
Total Loans	$28,613,174	$28,607,009

The contractual amount outstanding for these loans totaled $33,313,187 and $33,895,849 at June 30, 2016 and December 31, 2015, respectively.

The following table reflects activity in the accretable discount for these loans for the three-and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$191,508	$2,123,690	$275,730	$2,095,891
Reclassification from nonaccretable difference	366,662	454,249	491,969	1,119,505
Accretion into interest income	(275,651)	(422,854)	(485,180)	(903,175)
Disposals	(88,686)	(713,147)	(88,686)	(870,283)
Balance at end of period	$193,833	$1,441,938	$193,833	$1,441,938

The following table reflects activity in the allowance for loan losses for these loans for the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$34,492	$—	$—	$—
Charge-offs	18,507	(87,323)	(14,675)	(228,663)
Recoveries	—	691	—	691
Provision for loan losses	(18,507)	86,632	49,167	227,972
Balance at end of period	$34,492	$—	$34,492	$—

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three- and six-month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,501,896	$1,501,135	$1,459,732	$1,480,472
New transfers from loans	181,276	1,100,674	266,776	1,231,583
Sales	(152,551)	(869,666)	(152,551)	(959,665)
Write-downs	(63,517)	(120,692)	(106,853)	(140,939)
Balance at end of period	$1,467,104	$1,611,451	$1,467,104	$1,611,451

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at June 30, 2016 had a remaining weighted average amortization period of approximately 2.46 years.  The following table presents the changes in the net book value of core deposit intangible assets for the six-month period ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$2,624,184	$3,478,282
Amortization expense	(348,132)	(458,653)
Balance, June 30	$2,276,052	$3,019,629

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Gross carrying amount	$5,578,211	$5,578,211
Accumulated amortization	(3,302,159)	(2,954,027)
Net carrying amount	$2,276,052	$2,624,184

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at June 30, 2016:

Six months ending December 31:	Amount
2016	$301,806
Twelve months ending December 31:
2017	490,847
2018	402,243
2019	368,806
2020	352,101
Subsequent years	360,249
Total	$2,276,052

NOTE 8 – DEPOSITS

The following table presents the composition of deposits at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Noninterest-bearing deposits	$95,955,343	$101,838,210
Interest-bearing deposits:
Checking	58,474,999	53,992,300
Savings	38,618,166	38,086,749
Money market	93,531,209	88,946,436
Total interest-bearing checking, savings and money market deposits	190,624,374	181,025,485

Time deposits below $100,000	37,703,022	41,150,349
Time deposits $100,000 or above	38,891,617	43,401,894
Total time deposits	76,594,639	84,552,243
Total interest-bearing deposits	267,219,013	265,577,728
Total Deposits	$363,174,356	$367,415,938

The following table sets forth the maturity distribution for the Company’s time deposits at June 30, 2016:

Amount
Maturing within one year	$39,521,032
Maturing over one to two years	9,654,353
Maturing over two to three years	14,634,630
Maturing over three to four years	7,434,860
Maturing over four to five years	5,297,382
Maturing over five years	52,382
Total Time Deposits	$76,594,639

Interest expense on deposits for the six-month period ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30,
	2016	2015
Interest-bearing checking	$28,542	$28,375
Savings	21,916	22,137
Money market	125,782	137,015
Total interest-bearing checking, savings and money market deposits	176,240	187,527

Time deposits below $100,000	197,247	302,830
Time deposits $100,000 or above	228,170	458,214
Total time deposits	425,417	761,044
Total Interest Expense	$601,657	$948,571

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At June 30, 2016, CDARS and ICS deposits were $0.6 million and $11.0 million, respectively.  At December 31, 2015, CDARS and ICS deposits were $0.6 million and $8.7 million, respectively.

The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2016 totaled $7.4 million dollars.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Federal Home Loan Bank Advances
Due January, 2016, Fixed Rate 0.24%	$—	$3,300,000
Due January, 2016, Fixed Rate 0.40%	—	5,000,000
Due January, 2016, Fixed Rate 0.38%	—	15,000,000
Due January, 2016, Fixed Rate 0.35%	—	5,100,000
Due June, 2016, Fixed Rate 0.73%	—	10,000,000
Due December, 2016, Daily Rate 0.57%	59,400,000	13,600,000
Atlantic Central Bankers Bank Advances
Due November, 2016, Fixed Rate 4.00%	1,175,000	300,000
Total	$60,575,000	$52,300,000

Interest expense on FHLB advances and Atlantic Community Bankers Bank (“ACBB”) advances for the six-month period ended June 30, 2016 and 2015 was $143,579 and $23,644, respectively.  The Company had no long-term borrowings at June 30, 2016 or December 31, 2015.

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

The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock adjusted for the post-Jefferson merger exchange ratio of 2.2217 and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a 10 year term.  Options relating to a total of 215,506 shares of common stock were outstanding under the Jefferson Plan as of June 30, 2016.  The Jefferson Plan is administered by Bay Bancorp, Inc.’s Board of Directors.

The Carrollton Bancorp 2007 Equity Plan (the “2007 Equity Plan”) was approved at the 2007 annual meeting of the Company’s stockholders.  Under the 2007 Equity Plan, 500,000 shares of common stock were reserved for issuance.  Options relating to a total of 201,558 shares of common stock were outstanding under the 2007 Equity Plan as of June 30, 2016.

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Equity Plan” and, together with the Jefferson Plan and the 2007 Equity Plan, the “Plans”) was approved at the 2015 annual meeting of the Company’s stockholders and reserved 100,000 shares of common stock for issuance pursuant to the grant of stock options, stock awards and other equity-based awards.  No awards were outstanding under the 2015 Equity Plan as of June 30, 2016.

The following table summarizes changes in the Company’s stock options outstanding and exercisable for the six-month period ended June 30, 2016 and as of December 31, 2015.

		Weighted
		Average	Weighted Average
	Stock Options	Exercise	Remaining
	Outstanding	Price	Contractual Life
Outstanding, December 31, 2015	495,832	$5.17	6.32	years
Granted	—	—
Exercised	(15,000)	4.75
Forfeited or expired	(63,768)	4.75
Outstanding, June 30, 2016	417,064	$5.25	5.86	years

Exercisable, June 30, 2016	357,585	$5.26	5.50	years

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the six-month period ended June 30, 2016 and 2015, stock-based compensation expense applicable to the Plans was $28,775 and $49,652, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $93,278 at June 30, 2016.  This amount is expected to be recognized over a remaining weighted average period of approximately 3.8 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  As of December 31, 2015 and June 30, 2016, grants relating to 15,296 shares and 15,968 shares, respectively, of unvested restricted common stock were outstanding.  A total of 15,968 shares of restricted common stock were granted to the eight eligible directors on May 25, 2016.  Total stock-based compensation expense attributable to the shares of restricted common stock was $39,999 and $39,990 for the six-

month period ended June 30, 2016 and 2015, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $73,333  as of June 30, 2016.

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit are as follows:

	Six Months Ended June 30,
Net Periodic Pension Benefit	2016	2015
Service cost	$36,449	$39,500
Interest cost	225,781	221,500
Expected return on plan assets	(321,874)	(314,500)
Amortization of net loss/(gain)	—	—
Net periodic pension benefit	$(59,644)	$(53,500)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  The Company has approved the full discretionary match, to be paid in shares of Bay Bancorp, Inc. common stock, of up to 50% of a participant’s contributions made from July 1, 2015 to December 31, 2015, but capped at 2%.  For the 2016 plan year, matching contributions will be capped at 3%.  The expense associated with this plan during the three- and six-month periods ended June 30, 2016 was $42,500 and 95,000, respectively, and during the three- and six-month periods ended June 30, 2015 was $0.

NOTE 12 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income	(1.1)%	(1.6)%	(1.5)%	(1.5)%
State income taxes, net of federal income tax benefit	5.6%	5.6%	5.6%	5.6%
Incentive stock options	0.3%	0.6%	0.4%	0.6%
Other nondeductible expenses	0.6%	(1.7)%	0.7%	0.7%
Effective income tax rate	39.4%	36.9%	39.2%	39.4%

The effective tax rate for the three- and six-month periods ended June 30, 2016 was 39.4% and 39.2%, respectively.  The effective tax rate for the three- and six-month periods ended June 30, 2015 was 36.9% and 39.4%, respectively.  In accordance with FASB ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2016 and 2015 based on the current estimate of the effective annual rate.

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

The calculations of net income per common share for the three- and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income	$449,104	$545,915	$635,503	$889,168
Weighted average shares outstanding	10,908,156	11,028,619	10,956,698	11,021,607
Basic net income per share	$0.04	$0.05	$0.06	$0.08

Diluted earnings per share:
Net income	$449,104	$545,915	$635,503	$889,168
Weighted average shares outstanding	10,908,156	11,028,619	10,956,698	11,021,607
Dilutive potential shares	98,957	167,849	96,685	149,293
Total diluted average shares outstanding	11,007,112	11,196,467	11,053,383	11,170,900
Total diluted net income per share	$0.04	$0.05	$0.06	$0.08

Anti-dilutive shares	161,776	261,117	177,718	297,391

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include loan commitments, unused lines of credit, standby letters of credit and mortgage loan repurchase obligations.  The Company uses these financial instruments to meet the financing needs of its customers and provide the Company a source of fee income.  Financial instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying consolidated financial statements.

Outstanding loan commitments, lines and letters of credit obligations and mortgage loan repurchase obligations at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Loan commitments	$5,681,226	$6,054,409
Unused lines of credit	75,972,111	78,100,042
Standby letters of credit	3,273,131	2,925,984
Mortgage loan repurchase obligations	5,773,420	2,790,836

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

The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of the Company’s representations or warranties, the Company may be obligated to repurchase the loans with identified defects or to indemnify the buyers. The Company’s contractual obligation arises only when the breach a representation or warranty is discovered and repurchase is demanded by the purchaser.  The loan balances subject to repurchase were $5.8 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There were no transfers between Level 1 and Level 2 and no change in valuation techniques used to measure fair value of securities available for sale for the six-month period ended June 30, 2016.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
June 30, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$2,862,750	$—	$2,862,750	$—
Residential mortgage-backed securities	14,075,246	—	14,075,246	—
State and municipal	2,796,187	—	2,796,187	—
Corporate obligations	2,643,697	—	2,643,697	—
Equity securities	49,129	49,129	—	—
	$22,427,009	$49,129	$22,377,880	$—

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$3,810,639	$—	$3,810,639	$—
U.S. treasury securities	5,872,140	—	5,872,140	—
Residential mortgage-backed securities	15,023,225	—	15,023,225	—
State and municipal	4,531,554	—	4,531,554	—
Corporate obligations	4,058,140	—	4,058,140	—
Equity securities	56,535	56,535	—	—
	$33,352,233	$56,535	$33,295,698	$—

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on (1)  the negotiated selling price to investor or (2)  the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three- and six-month periods ended June 30, 2016 or the year ended December 31, 2015.

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

Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure or by deed in lieu of foreclosure (“OREO”) is adjusted to fair value upon transfer of the loan to OREO and is classified at Level 3 in the fair value hierarchy.  Subsequently, the OREO is carried at the lower of carrying value or fair value.  The estimated fair value for OREO included in Level 3 is determined by independent market based appraisals and other available market information, less estimated costs to sell, that may be reduced further based on market expectations or an executed sales agreement.  If the fair value of OREO deteriorates subsequent to the period of transfer, the OREO is also classified at a Level 3 in the fair value hierarchy.  Valuation techniques are consistent with those techniques applied in prior periods.

The tables below presents the recorded assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
June 30, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$490,573	$—	$—	$490,573
Real estate acquired through foreclosure	266,776	—	—	266,776
	$757,349	$—	$—	757,349

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$477,967	$—	$—	$477,967
Real estate acquired through foreclosure	976,689	—	—	976,689
	$1,454,656	$—	$—	1,454,656

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2016	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$490,573		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$266,776		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$477,967	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$976,689		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

The following disclosure of estimated fair values of the Company's financial instruments at June 30, 2016 and December 31, 2015 is made in accordance with the requirements of ASC Topic 820:

	Level in Fair	June 30, 2016		December 31, 2015
	Value	Carrying	Estimated fair	Carrying	Estimated fair
	Hierarchy	Amount	value	Amount	value
Financial assets:
Cash and cash equivalents	Level 1	$27,116,888	$27,116,888	$34,413,222	34,413,222
Investment securities available for sale (debt)	Level 2	22,377,880	22,377,880	33,295,698	33,295,698
Investment securities available for sale (equity)	Level 1	49,129	49,129	56,535	56,535
Investment securities held to maturity (debt)	Level 2	1,199,284	1,253,008	1,573,165	1,596,262
Restricted equity securities	Level 2	3,285,595	3,285,595	2,969,595	2,969,595
Loans held for sale	Level 2	5,382,494	5,382,494	4,864,344	4,864,344
Loans, net of allowance	Level 3	414,876,643	424,415,486	391,467,558	397,258,339
Accrued interest receivable	Level 2	1,334,104	1,334,104	1,271,871	1,271,871

Financial liabilities:
Deposits	Level 3	363,174,356	363,601,910	367,415,938	367,398,372
Accrued interest payable	Level 2	44,410	44,410	21,161	21,161
Borrowings	Level 2	60,575,000	60,575,000	52,300,000	52,300,000

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

In addition, the Office of the Comptroller of the Currency (the “OCC”) requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5%, but an individual institution could be required to maintain a higher level.  In connection with the merger of Carrollton Bank with and into the Bank, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB.  Effective with the issuance of the 2016 OCC Report of Examination, the leverage ratio required by the Operating Agreement will be reduced from 10% to 8.5%.

The following table summarizes capital ratios and related information in accordance with Basel III as measured at June 30, 2016 and December 31, 2015.  For disclosure regarding changes resulting from Basel III see the Item 2 of Part I of this report under the heading, “CAPITAL RESOURCES”.  The Bank was classified in the well capitalized category at both June 30, 2016 and December 31, 2015 under the regulatory capital rules in effect at each date.  The capital levels of the Bank at June 30, 2016 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 0.625%.  Since June 30, 2016, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:

Common Equity Tier 1
Capital	$66,166	15.56%	$19,131	4.50%	$21,788	5.125%	$27,634	6.50%

Tier I Risk-Based Capital
Ratio	$66,166	15.56%	$25,508	6.00%	$28,165	6.625%	$34,010	8.00%

Total Risk-Based Capital
Ratio	$68,459	16.10%	$34,010	8.00%	$36,668	8.625%	$42,513	10.00%

Tier 1 Leverage Ratio	$66,166	13.99%	$18,920	4.00%	N/A	N/A	$23,650	5.00%

As of December 31, 2015:

Common Equity Tier 1
Capital	$65,465	16.14%	$18,249	4.50%	N/A	N/A	$26,360	6.50%

Tier I Risk-Based Capital
Ratio	$65,465	16.14%	$24,332	6.00%	N/A	N/A	$32,443	8.00%

Total Risk-Based Capital
Ratio	$67,238	16.58%	$32,443	8.00%	N/A	N/A	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	N/A	N/A	$23,801	5.00%

The Company’s ability to pay cash dividends on the outstanding shares of its common stock depends primarily on its receipt of cash dividends from the Bank.  Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  In May 2016, the Bank received regulatory approval to pay a one-time cash dividend to the Company, which the Company used on July 8, 2016 to acquire all of the issued and outstanding shares of common stock of Hopkins Bancorp, Inc. (“Hopkins”) in the merger of Hopkins with and into the Company, with the Company as the surviving corporation (the “Hopkins Merger”).    Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying cash dividends on its common stock for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors and will depend, in part, on the Company’s earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period.

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included June 30, 2016 and December 31, 2015.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At June 30, 2016, there were no loans from the Bank to any nonbank affiliate, including Bay Bancorp, Inc.

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

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2015	$168,814	$404,746	$573,560
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	529,905	(338,315)	191,590
Amounts reclassified from comprehensive loss	(292,504)	—	(292,504)
Other comprehensive loss	237,401	(338,315)	(100,914)
Balance at June 30, 2016	$406,215	$66,431	$472,646

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2014	$211,294	$1,452,220	$1,663,514
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	48,366	(1,535,489)	(1,487,123)
Amounts reclassified from comprehensive loss	(47,168)	—	(47,168)
Other comprehensive loss	1,198	(1,535,489)	(1,534,291)
Balance at June 30, 2015	$212,492	$(83,269)	$129,223

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended June 30, 2016
Other comprehensive income:
Unrealized gain on AFS debt securities:
Net AFS debt securities gain	$224,056	$(89,221)	$134,835
Reclassification adjustments	(213,571)	85,172	(128,399)
Other comprehensive income	$10,485	$(4,049)	$6,436

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended June 30, 2015
Other comprehensive loss:
Unrealized loss on AFS debt securities	$(248,743)	$95,959	$(152,784)
Other comprehensive loss:	$(248,743)	$95,959	$(152,784)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the six months ended June 30, 2016
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Gross AFS securities gain	$878,312	$(348,407)	$529,905
Reclassification adjustments	(486,534)	194,030	(292,504)
Net income recognized in other comprehensive loss	391,778	(154,377)	237,401
Defined benefit pension plan adjustments:
Net actuarial losses	(558,690)	220,375	(338,315)
Net loss recognized in other comprehensive loss	(558,690)	220,375	(338,315)
Other comprehensive loss	$(166,912)	$65,998	$(100,914)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the six months ended June 30, 2015
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Gross AFS securities gain	$79,471	$(31,105)	$48,366
Reclassification adjustments	(77,490)	30,322	(47,168)
Net income recognized in other comprehensive loss	1,981	(783)	1,198
Defined benefit pension plan adjustments:
Net actuarial losses	(2,535,693)	1,000,204	(1,535,489)
Net loss recognized in other comprehensive loss	(2,535,693)	1,000,204	(1,535,489)
Other comprehensive loss	$(2,533,712)	$999,421	$(1,534,291)

The Company reflects the funded status of defined benefit pension plan liabilities on the balance sheet, which for the six-month period ended June 30, 2016 resulted in a $0.3 million charge to equity through a reduction of accumulated other comprehensive income.  The loss was primarily due to the use of an updated mortality table resulting from a modification of the mortality table issued by the Society of Actuaries in October 2014.

NOTE 18 – SUBSEQUENT EVENT

On July 8, 2016, the Company consummated the Hopkins Merger.  Immediately following the closing of the Hopkins Merger, Hopkins Federal Savings Bank (“Hopkins Bank”), the wholly-owned federal savings bank subsidiary of Hopkins, was merged with and into the Bank, with the Bank as the surviving federal savings bank.

The Hopkins Merger was consummated pursuant to an Agreement and Plan of Merger Agreement, dated as of December 18, 2015 and amended on February 1, 2016, among the Company, Hopkins and Alvin M. Lapidus (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, the Company acquired all of the outstanding shares of Hopkins common stock for cash in an amount equal to 105% of Hopkins’ tangible book value at June 30, 2016 (the “Merger Consideration”) after giving effect to (i)  Hopkins’ payment of its transaction-related expenses, (ii)  $389,808 in cash bonuses that Hopkins paid to certain employees of Hopkins Bank, and (iii)  a $16.0 million cash dividend that was paid by Hopkins to its stockholders.  Based on the foregoing, the amount of the Merger Consideration was $23,855,141.  The Company held no equity interest in the Hopkins prior to the Hopkins Merger.  The acquisition-date fair value in Hopkins and the resulting amount of any goodwill or bargain purchase gain associated with the Hopkins Merger is being determined through the work of an independent third party valuation consultant.  All information required for this engagement was not available prior to the date of this report.  Therefore, the provision of several required disclosures was not possible.

Upon the closing of the Hopkins Merger, each outstanding share of Hopkins common stock was converted into the right to receive cash in an amount of $98.7578, which was determined by dividing the Merger Consideration by 241,552, the number of issued and outstanding shares of Hopkins common stock as of the closing of the Hopkins Merger.

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

GENERAL

Bay Bancorp, Inc., a Maryland corporation organized in 1990, is a savings and loan holding company headquartered in Columbia, Maryland, that is the parent company of Bay Bank, FSB (the “Bank”), a federal savings bank (an “FSB”), that is also headquartered in Columbia, Maryland.  Until November 1, 2013, the Company operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s name was changed to Bay Bancorp, Inc.

On April 19, 2013, the Company completed its merger with Jefferson Bancorp, Inc. (“Jefferson”), with the Company as the surviving corporation (the “Jefferson Merger”).  The Jefferson Merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, Jefferson was deemed to have acquired the Company in the merger even though the Company was the legal successor in the Jefferson Merger, and the historical financial statements of Jefferson became the Company’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Jefferson Merger are those of Jefferson, and the historical consolidated financial statements after the Jefferson Merger include the assets and liabilities of Jefferson and the Company, historical operations of Jefferson and operations of the combined Company after April l9, 2013.

During 2015, Bay purchased 170,492 shares of its common stock at an average price of $5.03 per share pursuant to the stock purchase program (the “2015 Repurchase Program”) that the Board of Directors approved on July 30, 2015.  The 2015 Repurchase Program authorizes Bay to purchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions, at Bay’s discretion.  The Board may modify, suspend or discontinue the program at any time.  In addition to the 79,508 shares remaining for purchase under the 2015 Repurchase Program, on February 24, 2016, the Company’s Board of Directors approved an additional stock purchase program (the “2016 Repurchase Program”) that authorizes the Company to purchase up to an additional 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The 2016 Repurchase Program was publicly-announced on February 26, 2016.  During the quarter ended March 31, 2016, Bay purchased 175,000 shares of its common stock at an average price of $4.93 per share, which consisted of the 79,508 shares remaining for purchase under the 2015 Repurchase Program and 95,492 shares pursuant to the 2016 Repurchase Program.  No repurchases occurred during the quarter ended June 30, 2016.

On December 18, 2015, the Company and Hopkins Bancorp, Inc. (“Hopkins”), the parent company of Hopkins Federal Savings Bank (“Hopkins Bank”), entered into a definitive merger agreement (the “Merger Agreement”) that provided for (i)  the merger of Hopkins with and into the Company, with the Company as the surviving corporation, and (ii)  the merger of Hopkins Bank with and into the Bank, with the Bank as the surviving federal savings bank (collectively, the “Hopkins Merger”).    The Hopkins Merger was consummated on July 8, 2016. Pursuant to the terms of the Merger Agreement, the Company acquired all of the outstanding shares of Hopkins common stock for cash in an amount equal to 105% of Hopkins’ tangible book value at June 30, 2016 (the “Merger Consideration”) after giving effect to (i)  Hopkins’ payment of its transaction-related expenses, (ii)  $389,808 in cash bonuses that Hopkins paid to certain employees of Hopkins Bank, and (iii)  a $16.0 million cash dividend that was paid by Hopkins to its stockholders.  Based on the foregoing, the amount of the Merger Consideration was $23,855,141.    Upon the closing of the Hopkins Merger, each outstanding share of Hopkins common stock was converted into the right to receive cash in an amount of $98.7578, which was determined by dividing the Merger Consideration by 241,552, the number of issued and outstanding shares of Hopkins common stock as of the closing of the Hopkins Merger.

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

The Bank has eight wholly-owned subsidiaries including three acquired in the Hopkins Merger.  Carrollton Community Development Corporation is a subsidiary that was created to promote, develop, and improve the housing and economic conditions of people in Maryland through the origination of loans, but that has been inactive since 2015.  Three limited liability company subsidiaries are used to manage and dispose of real estate acquired through foreclosure or by deed in lieu of foreclosure.  Bay Financial Services, Inc. is an inactive subsidiary that was established to provide brokerage services and a variety of financial planning and investment options to customers.  Hopkins Financial Corporation and Encore Mortgage, Inc. are subsidiaries that were acquired in the Hopkins Merger and engage in the business of investing excess cash in certificates of deposit issued by other depository institutions.  Hopkins Properties, Inc. is a subsidiary that was also acquired in the Hopkins Merger and engages in the business of investing excess cash in certificates of deposit issued by other depository institutions and making a limited number of residential mortgage loans.  The Bank owns a 51% interest in iReverse Home Loans, LLC, which was acquired in the Hopkins Merger and engages in the business of brokering reverse mortgage loans.

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

MARKET AREA

We consider our core markets to be the communities within the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard and Harford, as well as south along the Baltimore-Washington corridor with an expanded focus on Prince George’s and Montgomery counties.  To this end, in 2015, we added a Corridor Market President and two Directors to the bank and holding company board of directors who are active in these counties and relocated the corporate headquarters to our Columbia, Maryland location.  Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states.  All of our revenue is generated within the United States.

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

OVERVIEW

The mergers and acquisitions completed over the last several years have strengthened our market position geographically and enhanced our delivery channels, allowing us to provide extraordinary customer service while delivering a fuller range of products and services and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division and electronic banking division.  Amid the growth, our focus is on a high quality balance sheet, expense efficiency and improved profitability.

The Bank’s relationship management activities resulted in considerable growth of new loans in the Bank’s originated portfolio by a 36.4% annualized pace in the first six months of 2016.  Deposit balances declined slightly and short term borrowings increased as the Bank prepared the balance sheet for the Hopkins Merger in July 2016 and funded considerable loan portfolio growth.  Overall deposits declined by $4.2 million or 1.2% with a $11.3 million decline in certificate of deposit balances partially offset by a $10.1 million increase in other interest-bearing demand deposits.  The Company has a very strong capital position and capacity for future growth with total regulatory capital to risk weighted assets of 16.10% as of June 30, 2016.  The Company has a proven record of success in acquisitions and acquired problem asset resolutions and, at June 30, 2016, had $8.5 million in remaining net purchase discounts on acquired loan portfolios.

At June 30, 2016, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 15.56% at June 30, 2016 as compared to 16.20% at March 31, 2016, 16.14% at December 31, 2015 and 17.00% at June 30, 2015.  Liquidity was intentionally managed tightly at June 30, 2016 in preparation for the Hopkins Merger, although the position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Net income for the three- and six-month periods ended June 30, 2016 was $0.45 million or $0.04 per basic and diluted share, and $0.64 million, or $0.06 per basic and diluted share, respectively, compared to net income of $0.55 million, or $0.05 per basic and diluted share, and $0.89 million, or $0.08 per basic and diluted share, respectively, for the same periods of 2015.    While the results recorded for the first six months of 2016 trail the same period of 2015 due primarily to declines in year-over-year net discount accretion income on acquired loans and Hopkins Merger related merger costs, management believes that the underlying results and trends are quite compelling.  Loans held for investment net of deferred fees and costs increased by $20.3 million, or 5.12%, when compared to March 31, 2016 and highlight our transition from reliance on favorable net discount accretion assisted results to a bank with strong loan growth and materially improving efficiency metrics.  The earnings impact of this loan growth should be fully realized over the remainder of 2016 and beyond.  Individual categories reflect the variability between years.

Our ongoing efficiency efforts continue in 2016.  For the three- and six-month periods ended June 30, 2016, noninterest expense was $5.1 million and $10.4 million, respectively, compared to $5.9 million and $11.6 million, respectively, for the same periods of 2015.  The contributors to the decreases were broad based and even greater after considering the Hopkins Merger related expenses incurred in the first six months of 2016.  We expect the Hopkins Merger to provide new client opportunities, additional scale, and enhanced earnings performance.

The return on average assets for the three- and six-month periods ended June 30, 2016 was 0.38% and 0.27%, respectively, as compared to 0.46% and 0.37%, respectively, for the same periods of 2015.  The return on average equity for the three- and six-month periods ended June 30, 2016 was 2.70% and 1.90%, respectively, as compared to 3.26% and 2.66%, respectively, for the same periods in 2015.

Total assets were $496 million at June 30, 2016 compared to $463 million at March 31, 2016 and $491 million at December 31, 2015.  Total loans were $417 million at June 30, 2016, an increase of 5.1% from the $397 million recorded at March 31, 2016, an increase of 6.1% from the $393 million recorded at December 31, 2015 and an increase of 8.2% from the $386 million recorded at June 30, 2015.  New loans in the Bank’s originated portfolio increased by $20.3 million, or 5.12%, when compared to March 31, 2016.

Total deposits were $363 million at June 30, 2016, a decrease of 0.7% from the $366 million recorded at March 31, 2016, a decrease of 1.2% from the $367 million recorded at December 31, 2015 and a decrease of 5.5% from the $384 million recorded at June 30, 2015.  Non-interest bearing deposits were $96 million at June 30, 2016, a decrease of 1.7% from the $98 million recorded at June 30, 2015.

Short term borrowings were $61 million at June 30, 2016, an increase of 130.5% over the $26 million recorded at March 31, 2016 and an increase of 15.8% over the $52 million recorded at December 31, 2015.

Net interest income for the three- and six-month periods ended June 30, 2016 totaled $4.9 million and $9.6 million, respectively, compared to $5.5 million and $10.8 million, respectively, for the same periods of 2015.  Interest income associated with discount accretion on purchased loans, deferred costs and deferred fees will vary due to the timing and nature of loan principal payments.  Earning asset leverage did not materially impact the year-over-year results, as average earning portfolio loans and investment securities increased to $428 million for the six-month period ended June 30, 2016, compared to $425 million for the same period of 2015.  The earnings impact of the second quarter of 2016 increase in net loan growth and the earning asset leverage of the Hopkins Merger is expected to materially improve ongoing net interest income.

Net interest margin for the three- and six-month periods ended June 30, 2016 was 4.34% and 4.28%, respectively, compared to 4.89% and 4.81%, respectively, for the same periods of 2015.  The margin for the six months ended June 30, 2016 reflects the variable pace of discount accretion recognition within interest income and the impact of fair value amortization on the interest expense of acquired deposits.  For the six-month period ended June 30, 2016, the earning asset loan portfolio yield was negatively influenced by a $0.86 million decline in net discount accretion of primarily purchased loan discounts recognized in interest income when compared to the same period of 2015.  The margin declined by 0.53% during the six-month period ending June 30, 2016 when compared to a year earlier, with the reduction in net loan discount accretion accounting for 0.38% of the yield fluctuation.

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased 6.3% to $9.1 million at June 30, 2016 from $9.7 million at March 31, 2016, and declined 30.5% from the $13.1 million recorded at June 30, 2015.  The decreases resulted from the Bank’s continued resolution of acquired nonperforming loans from previous acquisitions.  Nonperforming loans represented 1.86% of total loans at June 30, 2016, which was down from 2.26% at December 31, 2015.

The provision for loan losses for the three- and six-month periods ended June 30, 2016 was $358,000 and $656,000, respectively, compared to $297,000 and $572,000, respectively, for the same periods of 2015.  The increases for the 2016 periods were primarily the result of increases in loan originations.  As a result, the allowance for loan losses was $2.29 million at June 30, 2016, representing 0.55% of total loans, compared to $1.95 million, or 0.49% of total loans, at March 31, 2016 and $1.43 million, or 0.37% of total loans, at June 30, 2015.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future periods due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

At June 30, 2016, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 15.56% at June 30, 2016 as compared to 16.20% at March 31, 2016, 16.14% at December 31, 2015 and 17.00% at June 30, 2015.  Liquidity was intentionally managed tightly at June 30, 2016 in preparation for the Hopkins Merger, although the position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

The Bank has a proven record of success in acquisitions and acquired problem asset resolutions and, at June 30, 2016, had $8.5 million in remaining net purchase discounts on acquired loan portfolios.

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

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$13,387,954	$12,182	0.37%	$14,451,962	$5,768	0.16%
Investment securities available for sale	27,000,377	168,277	2.51%	34,097,160	237,726	2.80%
Investment securities held to maturity	1,211,262	9,280	3.08%	1,289,302	7,476	2.33%
Restricted equity securities	2,192,459	28,081	5.15%	1,007,866	13,060	5.20%
Total interest-bearing deposits with banks, fed funds sold, and investments	43,792,052	217,820	2.00%	50,846,290	264,030	2.08%

Loans held for sale	4,282,873	38,786	3.62%	14,323,912	132,180	3.69%
Loans, net
Commercial & Industrial	49,176,865	622,604	5.09%	34,515,068	515,296	5.99%
Commercial Real Estate	179,312,082	2,327,399	5.22%	158,913,063	2,215,799	5.59%
Residential Real Estate	123,668,425	1,485,567	4.81%	135,407,834	2,084,860	6.16%
HELOC	32,413,954	352,641	4.35%	33,789,108	378,393	4.48%
Construction	12,753,804	146,712	4.63%	18,189,384	336,873	7.43%
Land	5,189,661	36,325	2.82%	5,058,748	29,922	2.37%
Consumer & Other	1,231,689	23,644	7.72%	1,111,774	24,533	8.85%
Total loans, net (1)	403,746,480	4,994,892	4.98%	386,984,979	5,585,676	5.79%
Total earning assets	451,821,405	$5,251,498	4.67%	452,155,181	$5,981,886	5.31%
Cash	3,766,186			3,615,702
Allowance for loan losses	(2,010,853)			(1,017,648)
Market valuation	563,946			548,989
Other assets	19,290,722			25,363,041
Total non-earning assets	21,610,001			28,510,084
Total Assets	$473,431,406			$480,665,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$89,118,070	$25,325	0.11%	$85,494,267	$24,539	0.12%
Money market	95,990,130	62,357	0.26%	89,070,924	63,846	0.29%
Time deposits	80,992,250	204,798	1.02%	121,029,573	375,785	1.25%
Total interest-bearing deposits	266,100,450	292,480	0.44%	295,594,764	464,170	0.63%
Borrowed funds:
Federal funds purchased	10,989	28	1.02%	263,736	604	0.92%
FHLB advances and other borrowed funds	41,063,736	79,784	0.78%	13,438,461	9,868	0.29%
Total borrowed funds	41,074,725	79,812	0.78%	13,702,197	10,472	0.31%
Total interest-bearing funds	307,175,175	372,292	0.49%	309,296,961	474,642	0.62%
Noninterest-bearing deposits	95,722,661	—		99,691,591	—
Total cost of funds	402,897,836	$372,292	0.37%	408,988,552	$474,642	0.47%
Other liabilities and accrued expenses	3,707,237			4,536,782
Total Liabilities	406,605,073			413,525,334
Stockholders' Equity	66,826,333			67,139,931
Total Liabilities and Stockholders' Equity	$473,431,406			$480,665,265
Net interest income and spread (2)		$4,879,206	4.19%		$5,507,244	4.69%
Net interest margin (3)			4.34%			4.89%

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average			Average
	Balance	Interest (1)	Yield/Rate	Balance	Interest (1)	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$17,469,718	$35,938	0.41%	$18,383,183	$16,380	0.18%
Investment securities available for sale	27,618,014	344,900	2.51%	34,054,116	474,287	2.81%
Investment securities held to maturity	1,221,110	19,000	3.13%	1,298,728	14,987	2.33%
Restricted equity securities	2,255,778	48,411	4.32%	1,124,906	26,424	4.74%
Total interest-bearing deposits with banks, fed funds sold, and investments	48,564,620	448,249	1.86%	54,860,933	532,078	1.96%

Loans held for sale	4,169,722	78,452	3.76%	10,456,539	193,691	3.70%
Loans, net
Commercial & Industrial	48,351,590	1,180,325	4.91%	34,803,418	1,010,428	5.85%
Commercial Real Estate	175,804,610	4,485,312	5.13%	159,531,430	4,338,565	5.48%
Residential Real Estate	123,338,317	3,044,286	4.94%	136,722,783	4,228,273	6.19%
HELOC	32,995,613	705,851	4.28%	34,027,606	757,301	4.45%
Construction	12,791,234	300,772	4.73%	18,434,973	580,603	6.35%
Land	5,257,589	75,179	2.88%	5,280,508	128,878	4.92%
Consumer & Other	1,254,119	47,487	7.61%	1,066,113	49,395	9.34%
Total loans, net (1)	399,793,072	9,839,212	4.95%	389,866,831	11,093,443	5.74%
Total earning assets	452,527,414	$10,365,913	4.61%	455,184,303	$11,819,212	5.24%
Cash	4,043,703			3,552,813
Allowance for loan losses	(1,900,991)			(1,199,545)
Market valuation	577,814			558,957
Other assets	19,841,386			25,283,449
Total non-earning assets	22,561,912			28,195,674
Total Assets	$475,089,326			$483,379,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$87,060,384	$48,775	0.11%	$84,624,553	$47,387	0.11%
Money market	95,993,335	125,258	0.26%	87,309,782	136,350	0.31%
Time deposits	82,861,994	427,624	1.04%	126,387,940	764,834	1.22%
Total interest-bearing deposits	265,915,713	601,657	0.46%	298,322,275	948,571	0.64%
Borrowed funds:
Federal funds purchased	5,495	28	1.02%	132,597	604	0.92%
FHLB advances and other borrowed funds	42,664,834	143,579	0.68%	14,789,502	23,644	0.32%
Total borrowed funds	42,670,329	143,607	0.68%	14,922,099	24,248	0.33%
Total interest-bearing funds	308,586,042	745,264	0.49%	313,244,374	972,819	0.63%
Noninterest-bearing deposits	95,800,866	—		98,934,379	—	—
Total cost of funds	404,386,908	$745,264	0.37%	412,178,753	$972,819	0.48%
Other liabilities and accrued expenses	3,506,916			3,691,495
Total Liabilities	407,893,824			415,870,248
Stockholders' Equity	67,195,502			67,509,729
Total Liabilities and Stockholders' Equity	$475,089,326			$483,379,977
Net interest income and spread(2)		$9,620,649	4.12%		$10,846,393	4.61%
Net interest margin(3)			4.28%			4.81%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income decreased to $9.6 million for the six-month period ended June 30, 2016 compared to $10.8 million for the same period of 2015.  The decrease was largely the result of $0.86 million decline in net discount accretion on purchased loans recognized in interest income while the balance of average earning assets were relatively unchanged over the first six months of each year.  The average yield for newly originated loans over the past year was less than the average yield of the total portfolio during this same period, while higher yielding loans originated in prior periods amortized down or paid off.  The net interest margin for the second quarter of 2016 increased to 4.34% from 4.20% for the first quarter of 2016.  The net interest margin for the six-month period ended June 30, 2016 decreased to 4.28% compared to 4.81% for the same period of 2015 due to the decline in net discount accretion on loans and deposits.  As of June 30, 2016, the remaining net loan discounts on the Bank’s acquired loan portfolio totaled $8.5 million.  Management believes that interest income in the third quarter of 2016 and beyond will reflect the positive earnings impact of accelerating loan origination volume, the greater leverage possible as a result of the Hopkins Merger and a moderation of the deceleration of net discount accretion recognition.

Total interest income decreased by $0.7 million, or 12.21%, for the three-month period ended June 30, 2016 when compared to the same period of 2015.  Interest income on loans decreased by $0.6 million, or 10.58%, for the three-month period ended June 30, 2016 when compared to the same period of 2015.  The average balance of loans increased by $16.8 million primarily due to growth in Bank originated loans, but was offset by a 0.81% decrease in average loan yield when compared to the same period of 2015.  The average balance of loans held for sale decreased by $10.0 million due to an overall decline in the mortgage banking line of business, in addition to a 0.07% increase in average loan yield when compared to the same period of 2015.  Interest income on investment securities decreased by $0.05 million for the three-month period ended June 30, 2016 when compared to the same period of 2015, due primarily to $17.5 million of net sales and redemptions of investment securities available for sale.

Total interest expense decreased by $0.10 million, or 21.56%, for the three-month period ended June 30, 2016 when compared to the same period of 2015.  Average interest-bearing liabilities decreased by $2.1 million for the three-month period ended June 30, 2016 when compared to the same period of 2015.  The cost of interest-bearing liabilities decreased to 0.49% for the three-month period ended June 30, 2016 as compared to 0.62% for the same period of 2015.  The decrease in interest expense is primarily related to a $40.0 million reduction in the average balance of high yielding certificates of deposits and replacement with lower cost short term funding sources.  Average noninterest-bearing deposits decreased by $4.0 million for the three-month period ended June 30, 2016 when compared to the same period in 2015.

Total interest income decreased by $1.5 million, or 12.30%, for the six-month period ended June 30, 2016 when compared to the same period of 2015.  Interest income on loans decreased by $1.25 million, or 11.31%, for the six-month period ended June 30, 2016 when compared to the same period of 2015.  The average balance of loans increased by $9.9 million primarily due to growth in Bank originated loans, but was offset by a 0.79% decrease in average loan yield when compared to the same period of 2015.  The average balance of loans held for sale decreased by $6.3 million due to overall decline in the mortgage banking line of business, but was offset by a 0.06% increase in average loan yield when compared to the same period of 2015.  Interest income on investment securities decreased by $0.10 million for the six-month period ended June 30, 2016 when compared to the same period of 2015, due primarily to $17.5 million of net sales and redemptions of investment securities available for sale.

Total interest expense decreased by $0.23 million, or 23.39%, for the six-month period ended June 30, 2016 when compared to the same period of 2015.  Average interest-bearing liabilities decreased by $4.66 million for the six-month period ended June 30, 2016 when compared to the same period of 2015.  The cost of interest-bearing liabilities decreased to 0.49% for the six-month period ended June 30, 2016 as compared to 0.63% for the same period of 2015.  The decrease in interest expense is primarily related to a reduction of $43.5 million in the average balance of high yielding certificates of deposits and replacement with lower cost short term funding sources.  Average noninterest-bearing deposits decreased by $3.13 million for the six-month period ended June 30, 2016 when compared to the same period in 2015.

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

The provision for loan losses for the three- and six-month periods ended June 30, 2016 was approximately $358,000 and $656,000, respectively, compared to $297,000 and $572,000, respectively, for the same periods of 2015.  The increases for the 2016 periods were primarily the result of increases in loan originations and adjustments in certain qualitative factors.  As a result, the allowance for loan losses increased to $2.29 million at June 30, 2016, representing 0.55% of total loans, compared to $1.77 million, or 0.45% of total loans, at December 31, 2015.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future periods due to the reduction in the remaining discount on the acquired loan portfolios and an increase in new loan originations.

Noninterest Income

The following tables reflect the amounts and changes in noninterest income for the three- and six-month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		2016 vs 2015
	2016	2015	$ Change	% Change

Electronic banking fees	$582,650	$626,056	$(43,406)	(7)%
Mortgage banking fees and gains	262,736	604,065	(341,329)	(57)%
Service charges on deposit accounts	77,013	70,714	6,299	9%
Gain on securities sold	213,571	—	213,571	—%
Other income	189,033	245,821	(56,788)	(23)%
Total Noninterest Income	$1,325,003	$1,546,656	$(221,653)	(14)%

	Six Months Ended June 30,		2016 vs 2015
	2016	2015	$ Change	% Change

Electronic banking fees	$1,133,659	$1,202,246	$(68,587)	(6)%
Mortgage banking fees and gains	421,283	997,707	(576,424)	(58)%
Service charges on deposit accounts	147,627	149,731	(2,104)	(1)%
Gain on securities sold	486,534	77,490	409,044	528%
Other income	326,977	357,330	(30,353)	(8)%
Total Noninterest Income	$2,516,080	$2,784,504	$(268,424)	(10)%

Noninterest income for the three- and six-month periods ended June 30, 2016 was $1.33 million and $2.52 million, respectively, representing a decrease of $0.22 million and $0.27 million, respectively, when compared to the same periods in 2015.  The decrease for the three-month period ended June 30, 2016 when compared to the same period in 2015 was primarily the result of a $0.34 million decrease in mortgage banking fees and gains resulting from a decreased number of loans originated and sold, offset by $0.21 million increase in gains resulting from the sale and redemption of available for sale securities.  The decrease for the six-month period ended June 30, 2016 when compared to the same period in 2015 was primarily the result of a $0.57 million decrease in mortgage banking fees and gains resulting from a decreased number of loans originated and sold, offset by $0.41 million increase in gains resulting from the sale and redemption of available for sale securities.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three- and six-month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30:		2016 vs 2015
	2016	2015	$ Change	% Change

Salary and employee benefits	$2,784,504	$3,143,816	$(359,312)	(11)%
Occupancy and equipment expenses	809,075	901,597	(92,522)	(10)%
Legal, accounting and other professional fees	217,453	369,151	(151,698)	(41)%
Data processing and item processing services	252,822	283,207	(30,385)	(11)%
FDIC insurance costs	86,702	97,072	(10,370)	(11)%
Advertising and marketing related expenses	108,211	66,555	41,656	63%
Foreclosed property expenses	96,106	129,023	(32,917)	(26)%
Loan collection costs	13,328	111,867	(98,539)	(88)%
Core deposit intangible amortization	155,325	204,108	(48,783)	(24)%
Merger related expenses	131,795	—	131,795	100%
Other expenses	450,654	585,525	(134,871)	(23)%
Total Noninterest Expenses	$5,105,975	$5,891,921	$(785,946)	(13)%

	Six Months Ended June 30,		2016 vs 2015
	2016	2015	$ Change	% Change

Salary and employee benefits	$5,673,960	$6,062,935	$(388,975)	(6)%
Occupancy and equipment expenses	1,680,270	1,896,830	(216,560)	(11)%
Legal, accounting and other professional fees	528,014	737,179	(209,165)	(28)%
Data processing and item processing services	534,814	625,880	(91,066)	(15)%
FDIC insurance costs	164,181	203,383	(39,202)	(19)%
Advertising and marketing related expenses	140,739	95,304	45,435	48%
Foreclosed property expenses	170,585	190,014	(19,429)	(10)%
Loan collection costs	34,128	199,377	(165,249)	(83)%
Core deposit intangible amortization	348,133	458,653	(110,520)	(24)%
Merger related expenses	189,052	—	189,052	100%
Other expenses	972,096	1,122,878	(150,782)	(13)%
Total Noninterest Expenses	$10,435,972	$11,592,433	$(1,156,461)	(10)%

Noninterest expense reduction is a key focus for 2016 net income improvement.  For the three- and six-month periods ended June 30, 2016, noninterest expense was $5.1 million and $10.4 million, respectively, representing a decrease of $0.79 and $1.16 million, respectively, when compared to the same periods in 2015.  The primary contributors to the decrease when comparing the three-month period ended June 30, 2016 and 2015 were decreases of $0.36 million in salary and employee benefits, $0.09 million in occupancy and equipment expense, $0.15 million in legal, accounting and other professional fees, $0.09 million loan collection costs and $0.05 million in core deposit intangible amortization, offset by increases of $0.13 million in merger-related costs.  The primary contributors to the decrease when comparing the six-month periods ended June 30, 2016 and 2015 were decreases of $0.39 million in salary and employee benefits, $0.22 million in occupancy and equipment expense, $0.21 million in legal, accounting and other professional fees, $0.09 million in data processing and item processing services, $0.17 million loan collection costs and $0.11 million in core deposit intangible amortization, offset by increases of $0.19 million in merger-related costs.

Income Taxes

The effective tax rate for the three- and six-month periods ended June 30, 2016 was 39.4% and 39.2%, respectively, compared to 36.9% and 39.4%, respectively, for the three- and six-month periods ended June 30, 2015.  The slight decreases were due to changes in tax advantaged income, share-based compensation and non-deductible expenses when comparing the three- and six-month periods ended June 30, 2016 to the same periods of 2015.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2016 and 2015 based on the current estimate of the effective annual rate.

FINANCIAL CONDITION

Total assets were $496 million at June 30, 2016, an increase of $4.4 million, or 0.9%, when compared to December 31, 2015.  Investment securities decreased by $11.3 million, or 32.4%, for the six-month period ended June 30, 2016.  The decline was offset by a $23.9 million, or 6.1%, increase in loans held for investment, while loans held for sale increased by $0.5 million, or 10.7%.  Cash and interest-bearing deposits with banks decreased by $7.3 million, or 21.2%, for the six-month period ended June 30, 2016.

Total deposits were $363 million at June 30, 2016, a decrease of $4.2 million, or 1.2%, when compared to December 31, 2015.  The decrease was primarily due to an $11.3 million managed decline in certificates of deposits and $5.9 million of seasonal non-interest bearing deposit fluctuations, offset by a $12.9 million increase in interest bearing demand deposits.  The increase in loan balances and decrease in deposits resulted in an $8.3 million increase in short-term borrowings for the six-month period ending June 30, 2016.

Stockholders’ equity was $67.5 million at June 30, 2016, compared to $67.7 million at December 31, 2015.  The decrease for the first six months of 2016 related to the ongoing stock repurchase program and a $0.1 million decrease in Accumulated Other Comprehensive Income, offset by corporate earnings.  The book value of the Company’s common stock was $6.18 per share at June 30, 2016, compared to $6.12 per share at December 31, 2015.

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

Investment securities decreased $11.3 million, or 32.4%, to $23.6 million at June 30, 2016, from $34.9 million at December 31, 2015.  This decrease was primarily the result of net sales and redemptions of treasury, agency, state and municipal securities and corporate bonds.

Restricted Equity Securities

Restricted equity securities increased $0.3 million, or 10.6%, to $3.3 million at June 30, 2016, from $3.0 million at December 31, 2015.  This increase resulted from the mandatory purchase of FHLB stock required as a result of increased borrowings from the FHLB.

Loans Held for Sale

Loans held for sale were $5.4 million at June 30, 2016, compared to $4.9 million at December 31, 2015.  The increase in loans held for sale was due to higher new originations and loan sales during the six-month period ended June 30, 2016.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.  Expectations are for loans held for sale to gradually increase during 2016 as the mortgage banking line of business is realigned.

Loans

Loans, net of deferred fees and costs, increased by $23.9 million, or 6.1%, to $417.2 million at June 30, 2016 from $393.2 million at December 31, 2015, primarily due to originations outpacing pay downs and a slowing in the pace of purchased impaired loan resolutions.

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

At June 30, 2016, we had 223 impaired loans totaling $33.1 million (including purchase credit impaired, or PCI, loans of $28.6 million).  Of this number, 79 impaired loans totaling $4.8 million were classified as nonaccrual loans.  At June 30, 2016, troubled debt restructurings, or TDRs, included in impaired loans totaled $1.7 million, 11 loans of which were included in nonaccrual loans having a total balance of $1.1 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30, 2016	December 31, 2015

Nonaccrual loans excluding PCI loans	$3,926,367	$4,794,377
Nonaccrual PCI loans	908,160	1,089,461
TDR loans excluding those in nonaccrual loans	559,094	623,912
Accruing PCI loans past due 90+ days	2,242,055	2,354,891
Total nonperforming loans	7,635,676	8,862,641
Real estate acquired through foreclosure	1,467,104	1,459,732
Total nonperforming assets	$9,102,780	$10,322,373

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $9.10 million at June 30,

2016 from $10.32 million at December 31, 2015.  The $1.22 million decrease was primarily due to a $1.05 million decrease in non-accrual loans, a $0.11 million decrease in accruing PCI loans past due 90 days or more and a $0.06 million decrease in TDR loans excluding those on nonaccrual.  Nonperforming assets constituted 1.84% of total assets at June 30, 2016, which represents a 0.26% decrease from the 2.10% recorded at December 31, 2015.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  At June 30, 2016, these loans totaled $13.6 million and consisted primarily of Commercial Real Estate loans and Residential Real Estate loans which had balances of $7.2 million and $4.3 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The general component of the allowance covers pools of similar loans, including purchased loans that did not have deteriorated credit quality and new loan originations, and is based upon historical loss experience of the bank or peer bank group if the bank’s loss experience is deemed by management to be insufficient and several qualitative factors.  These qualitative factors address various risk characteristics in the Bank’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time that the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The general component may fluctuate from period to period if changes occur in the mix of the Bank’s loan portfolio, economic conditions, or specific industry conditions.

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

The allowance was $2,292,950 at June 30, 2016, compared to $1,773,009 at December 31, 2015.  The allowance as a percentage of total portfolio loans was 0.55% at June 30, 2016 and 0.45% at December 31, 2015.  The allowance as a percentage of Bank originated loans was 0.98% at June 30, 2016 and 0.89% at December 31, 2015.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was a net unamortized discount of $0.5 million at June 30, 2016 and December 31, 2015, which represented 3.2% and 3.1%, respectively, of the related loan balance at those dates.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was a net unamortized discount of $1.1 million at June 30, 2016 and December 31, 2015, which represented 1.1% of the related loan balance at those dates.  For non-impaired acquired legacy Slavie Federal Savings Bank portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $1.7 million at June 30, 2016 and $1.8 million at December 31, 2015, which represented 4.0% of the related loan balance at those dates.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three-  and six-month periods ended June 30, 2016, we recorded net charge-offs of $13,119 and $135,592, respectively, compared to net charge-offs of $218,003 and $434,239, respectively, during the same periods of 2015.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of year	$1,948,536	$1,353,849	$1,773,009	$1,294,976
Charge offs:
Commercial & Industrial	—	(80,869)	—	(80,869)
Commercial Real Estate	—	(45,573)	—	(45,573)
Residential Real Estate	(54,604)	(45,479)	(174,414)	(291,106)
Home Equity Line of Credit	—	(54,639)	(2,183)	(54,639)
Consumer & Other	—	(1,389)	(480)	(2,389)
Total charge offs	(54,604)	(227,949)	(177,077)	(474,576)

Recoveries:
Residential Real Estate	41,485	1,391	41,485	31,782
Home Equity Line of Credit	—	7,000	—	7,000
Consumer & Other	—	1,555	—	1,555
Total recoveries	41,485	9,946	41,485	40,337

Net charge offs	(13,119)	(218,003)	(135,592)	(434,239)
Provision for loan loss	357,533	296,700	655,533	571,809

Balance at end of year	$2,292,950	$1,432,546	$2,292,950	$1,432,546

Net charge offs as a percentage of average loans	0.01%	0.23%	0.07%	0.22%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	June 30, 2016		December 31, 2015		2016 vs 2015
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$95,955,343	26%	$101,838,210	28%	$(5,882,867)	(6)%

Interest-bearing deposits:
Checking	58,474,999	16%	53,992,300	15%	4,482,699	8%
Savings	38,618,166	11%	38,086,749	10%	531,417	1%
Money market	93,531,209	26%	88,946,436	24%	4,584,773	5%
Total interest-bearing checking, savings and money market deposits	190,624,374	52%	181,025,485	49%	9,598,889	5%

Time deposits under $100,000	37,703,022	10%	41,150,349	11%	(3,447,327)	(8)%
Time deposits of $100,000 or more	38,891,617	11%	43,401,894	12%	(4,510,277)	(10)%
Total time deposits	76,594,639	21%	84,552,243	23%	(7,957,604)	(9)%

Total interest bearing deposits	267,219,013	74%	265,577,728	72%	1,641,285	1%

Total Deposits	$363,174,356	100%	$367,415,938	100%	$(4,241,582)	(1)%

Total deposits were $363 million at June 30, 2016, a decrease of $4.2 million when compared to December 31, 2015.  Within the deposit base, interest bearing checking account balances decreased $4.5 million, or 8%, interest bearing savings account balances increased by $0.5 million, or 1%, money market balances increased $4.6 million, or 5%, and time deposit balances decreased by $8 million, or 9%, when compared to the amounts at December 31, 2015.

The ratio of noninterest bearing deposits to total deposits was 26% as of June 30, 2016, a decrease of 2% from December 31, 2015.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network (the “Network”).  Through this deposit matching network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep Service (“ICS”) deposits, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At June 30, 2016, we had $11.6 million in deposits through the Network compared to $9.3 million at December 31, 2015.  We can also choose to place deposits through the Network without receiving matching deposits.  We had placed $0.1 million of deposits through the Network as of June 30, 2016 and December 31, 2015 for which we received no matching deposits.

Borrowings

Borrowings at June 30, 2016 consisted of $59.4 million in FHLB advances and $1.2 million in Atlantic Community Bankers Bank advances, compared to $52.0 million and $0.3 million, respectively, at December 31, 2015.  The $7.4 million increase in FHLB borrowings at June 30, 2016 when compared to December 31, 2015 resulted from the funding of considerable loan portfolio growth offset by the conclusion of the temporary funding strategy to replace certificate of deposit funding with short term FHLB advances in preparation for the Bank’s integration with Hopkins Bank’s deposit funded balance sheet following the Hopkins Merger in July 2016.  The $0.9 million increase in Atlantic Community Bankers Bank advances at June 30, 2016 when compared to December 31, 2015 resulted from the repurchase of 175,000 shares of the Company’s common stock in the first quarter of 2016.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At June 30, 2016, our total stockholders’ equity was $67.5 million, a decrease from the $67.7 million recorded at December 31, 2015.  The decrease was attributable to the $0.9 million repurchase of the Company’s common stock and $0.3 million net unrealized losses on the defined benefit pension plan, offset by the retention of $0.6 million of corporate earnings and $0.4 million unrealized gains on investment securities.

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period.  These changes include the phasing out of certain instruments as qualifying capital.  In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Certain deferred tax assets over designated percentages of common stock are required to be deducted from capital, subject to a transition period.  Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized net gains and losses on available for sale debt and equity securities and all unrealized net gain or loss on our defined benefit pension plan), subject to a transition period and a one-time opt-out election.  The Bank elected to opt-out of this provision.  As such, accumulated comprehensive income is not included in determining the Bank’s regulatory capital ratios.

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

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (once fully phased in) of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements.  The capital levels of the Bank at June 30, 2016 also exceeded the minimum capital requirements including the currently applicable Conservation Buffer of 0.625%.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank continues to be monitored and assessed, we currently do not believe that compliance with Basel III will have a material impact once fully implemented.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At June 30, 2016, $0.8 million of the Bank’s net deferred tax assets were excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the OCC requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered adequately capitalized is 4%, but an individual institution could be required to maintain a higher level.  In connection with the merger of Carrollton Bank with and into the Bank, the Bank entered into an Operating Agreement with the OCC pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of at least 10% for the term of the Operating Agreement.  The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB.  Effective with the issuance of the 2016 OCC Report of Examination, the leverage ratio required by the Operating Agreement will be reduced from 10% to 8.5%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At June 30, 2016 and December 31, 2015, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.  For additional information on the regulatory capital ratios of the Bank at June 30, 2016, see Note 16 to the Company’s unaudited consolidated financial statements presented elsewhere in this report.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:

Common Equity Tier 1
Capital	$66,166	15.56%	$19,131	4.50%	$21,788	5.125%	$27,634	6.50%

Tier I Risk-Based Capital
Ratio	$66,166	15.56%	$25,508	6.00%	$28,165	6.625%	$34,010	8.00%

Total Risk-Based Capital
Ratio	$68,459	16.10%	$34,010	8.00%	$36,668	8.625%	$42,513	10.00%

Tier 1 Leverage Ratio	$66,166	13.99%	$18,920	4.00%	N/A	N/A	$23,650	5.00%

As of December 31, 2015:

Common Equity Tier 1
Capital	$65,465	16.14%	$18,249	4.50%	N/A	N/A	$26,360	6.50%

Tier I Risk-Based Capital
Ratio	$65,465	16.14%	$24,332	6.00%	N/A	N/A	$32,443	8.00%

Total Risk-Based Capital
Ratio	$67,238	16.58%	$32,443	8.00%	N/A	N/A	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	N/A	N/A	$23,801	5.00%

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

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  The Bank received regulatory approval to pay a $23.27 million one-time cash dividend to the Company to be used to purchase all of the outstanding shares of Hopkins common stock in the pending Hopkins Merger.  Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying dividends beyond the foregoing described need for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of our Board of Directors and will depend, in part, on our earnings and future capital needs.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $81.7 million at June 30, 2016.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At June 30, 2016, we had $6.4 million in cash and due from banks, $20.7 million in interest-bearing deposits with banks and federal funds sold, and $22.4 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $92.7 million with the FHLB of which $22.1 million was available to be drawn on June 30, 2016 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Federal Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $11.6 million of securities pledged at the FHLB, $0.1 million of securities pledged at the Federal Reserve Bank, and an additional $12.0 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $17.7 million as of June 30, 2016.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line. In March 2016, the Company and the lender under its unsecured revolving line of credit amended that line to increase the available borrowing limit from $1.0 million to $2.5 million, which will be payable in full in November 2016.  The proceeds of the Company’s line of credit may be used for general corporate purposes.  At June 30, 2016, there were outstanding balances of $59.4 million under the Bank’s FHLB line and $1.2 million under the Company’s line of credit.

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

At June 30, 2016, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into off-balance sheet arrangements in the normal course of business.  These arrangements consist primarily of commitments to extend credit, lines of credit, and letters of credit issued by the Bank.  Credit commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract.  Loan commitments generally have interest rates fixed at current market rates, fixed expiration dates, and may require payment of a fee.  Lines of credit generally have variable interest rates.  Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time.  Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  Management is not aware of any accounting loss that we would incur by funding these commitments.

Mortgage Loan Repurchase Obligations:  We originate and sell mortgage loans, primarily to other financial institutions, and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and our compliance with the origination criteria established by the purchasing institution.  In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers.  Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2016 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2016, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

BAY BANCORP, INC

Date	August 11, 2016	By:	/s/Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date	August 11, 2016	By:	/s/ Larry D. Pickett
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