Form 10-Q
period 2016-09-30
BAY BANCORP, INC.
filed 2016-11-21
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 15, 2016, the number of shares outstanding of the registrant’s common stock was 10,369,762.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	December 31,
	(unaudited)	2015
ASSETS
Cash and due from banks	$6,157,165	$8,059,888
Interest bearing deposits with banks and federal funds sold	40,109,554	26,353,334
Total Cash and Cash Equivalents	46,266,719	34,413,222

Investment securities available for sale, at fair value	52,029,032	33,352,233
Investment securities held to maturity, at amortized cost	1,179,126	1,573,165
Restricted equity securities, at cost	973,195	2,969,595
Loans held for sale	2,836,938	4,864,344

Loans, net of deferred fees and costs	482,423,126	393,240,567
Less: Allowance for loan losses	(2,447,785)	(1,773,009)
Loans, net	479,975,341	391,467,558

Real estate acquired through foreclosure	1,638,737	1,459,732
Premises and equipment, net	5,288,283	5,060,802
Bank owned life insurance	5,700,245	5,611,352
Core deposit intangibles	3,265,774	2,624,184
Deferred tax assets, net	2,777,633	2,723,557
Accrued interest receivable	1,711,909	1,271,871
Accrued taxes receivable	1,532,266	2,775,237
Prepaid expenses	941,458	691,372
Other assets	218,860	303,614
Total Assets	$606,335,516	$491,161,838

LIABILITIES
Noninterest-bearing deposits	$100,060,567	$101,838,210
Interest-bearing deposits	431,026,148	265,577,728
Total Deposits	531,086,715	367,415,938

Short-term borrowings	1,975,000	52,300,000
Defined benefit pension liability	1,298,463	829,237
Accrued expenses and other liabilities	6,753,573	2,934,174
Total Liabilities	541,113,751	423,479,349

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per shares, authorized 20,000,000 shares, issued and outstanding 10,363,998 and 11,062,932 shares as of September 30, 2016 and December 31, 2015, respectively.	10,363,998	11,062,932
Additional paid-in capital	40,526,319	43,378,927
Retained earnings	13,676,799	12,667,070
Accumulated other comprehensive income	516,437	573,560
Total controlling interest	65,083,553	67,682,489
Non-controlling interest	138,212	—
Total Stockholders' Equity	65,221,765	67,682,489
Total Liabilities and Stockholders' Equity	$606,335,516	$491,161,838

See accompanying notes to unaudited consolidated financial statements.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$5,845,238	$5,473,097	$15,684,450	$16,566,540
Interest on loans held for sale	31,818	97,965	110,270	291,656
Interest and dividends on securities	311,693	295,612	728,716	811,310
Interest on deposits with banks and federal funds sold	91,577	11,743	122,803	28,123
Total Interest Income	6,280,326	5,878,417	16,646,239	17,697,629

INTEREST EXPENSE
Interest on deposits	560,598	433,349	1,162,255	1,381,920
Interest on Fed Funds Purchased	—	—	28	604
Interest on short-term borrowings	27,667	23,310	171,246	46,954
Total Interest Expense	588,265	456,659	1,333,529	1,429,478
Net Interest Income	5,692,061	5,421,758	15,312,710	16,268,151

Provision for loan losses	360,000	306,387	1,015,533	878,196
Net interest income after provision for loan losses	5,332,061	5,115,371	14,297,177	15,389,955

NONINTEREST INCOME
Electronic banking fees	669,728	625,041	1,803,387	1,827,287
Mortgage banking fees and gains	252,990	515,035	674,273	1,512,742
Service charges on deposit accounts	81,907	79,375	229,534	229,106
Bargain purchase gain	1,034,456	—	1,034,456	—
Gain on securities sold	—	119,477	486,534	196,967
Other income	1,772,079	155,504	2,099,056	512,834
Total Noninterest Income	3,811,160	1,494,432	6,327,240	4,278,936

NONINTEREST EXPENSES
Salary and employee benefits	3,835,628	2,894,539	9,509,588	8,957,474
Occupancy and equipment expenses	861,244	887,605	2,541,514	2,784,435
Legal, accounting and other professional fees	259,134	393,035	787,148	1,130,214
Data processing and item processing services	364,637	368,221	899,451	994,101
FDIC insurance costs	141,714	98,375	305,895	301,758
Advertising and marketing related expenses	211,639	184,910	352,378	280,214
Foreclosed property expenses and OREO sales, net	157,357	66,414	327,942	256,428
Loan collection costs	6,417	112,539	40,545	311,916
Core deposit intangible amortization	207,278	197,722	555,410	656,375
Merger related expenses	1,519,840	—	1,708,892	—
Other expenses	788,162	552,049	1,760,259	1,674,927
Total Noninterest Expenses	8,353,050	5,755,409	18,789,022	17,347,842
Income before income taxes	790,171	854,394	1,835,395	2,321,049
Income tax expense	277,733	324,977	687,454	902,464
NET INCOME	$512,438	$529,417	$1,147,941	$1,418,585
Less: Net income attributable to non-controlling interest	138,212	—	138,212	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$374,226	$529,417	$1,009,729	$1,418,585

Basic net income per common share	$0.04	$0.05	$0.09	$0.13

Diluted net income per common share	$0.03	$0.05	$0.09	$0.13

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$512,438	$529,417	$1,147,941	$1,418,585

Other comprehensive income (loss):

Net unrealized gain on securities available for sale:
Net unrealized gain on securities during the period	55,614	406,919	933,926	486,391
Reclassification adjustment for gain on sales of
securities included in net income	—	(119,477)	(486,534)	(196,967)
Income tax expense relating to items above	(11,823)	(113,488)	(166,200)	(114,271)
Net effect on other comprehensive income	43,791	173,954	281,192	175,153

Unrealized loss on defined benefit pension plan	—	—	(558,690)	(2,535,693)
Income tax benefit relating to item above	—	—	220,375	1,000,204
Net effect on other comprehensive income	—	—	(338,315)	(1,535,489)

Other comprehensive income (loss)	43,791	173,954	(57,123)	(1,360,336)
Comprehensive income	556,229	703,371	1,090,818	58,249
Comprehensive income attributable to
non-controlling interest	138,212	—	138,212	—
Comprehensive income available to
common stockholders	$418,017	$703,371	$952,606	$58,249

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2014	$11,014,517	$43,228,950	$10,736,305	$1,663,514	$—	$66,643,286

Net income	—	—	1,418,585	—	—	1,418,585
Other comprehensive loss	—	—	—	(1,360,336)	—	(1,360,336)
Stock-based compensation	—	123,179	—	—	—	123,179
Issuance of common stock under stock option plan	202,651	709,603	—	—	—	912,254
Repurchase of common stock	(170,492)	(687,082)	—	—	—	(857,574)
Balance September 30, 2015	$11,046,676	$43,374,650	$12,154,890	$303,178	$—	$66,879,394

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2015	$11,062,932	$43,378,927	$12,667,070	$573,560	$—	$67,682,489

Net income	—	—	1,009,729	—	138,212	1,147,941
Other comprehensive loss	—	—	—	(57,123)	—	(57,123)
Stock-based compensation	—	101,017	—	—	—	101,017
Issuance of restricted common stock	15,296	(15,296)	—	—	—	—
Issuance of common stock under stock option plan	29,206	110,233	—	—	—	139,439
Repurchase of common stock	(743,436)	(3,048,562)	—	—	—	(3,791,998)
Balance September 30, 2016	$10,363,998	$40,526,319	$13,676,799	$516,437	$138,212	$65,221,765

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$1,147,941	$1,418,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	495,145	538,305
Stock-based compensation	101,017	123,179
Amortization of investment premiums and discounts, net	143,501	140,999
Accretion of net discounts on loans	(1,353,713)	(2,774,455)
Amortization of core deposit intangibles	555,410	656,375
Amortization of deposit premiums	12,134	44,433
Provision for loan losses	1,015,533	878,196
Increase in cash surrender value of bank owned life insurance	(88,893)	(94,368)
Bargain purchase gain	(1,034,456)	—
Gain on sale and redemption of securities	(486,534)	(196,967)
Loss on disposal of premises and equipment	70,303	163
Write down of real estate acquired through foreclosure	208,123	140,939
Gain on sale of real estate acquired through foreclosure	(16,195)	(39,795)
Origination of loans held for sale	(34,942,919)	(98,212,493)
Proceeds from sales of loans held for sale	37,660,563	97,685,828
Gains on sales of loans held for sale	(1,000,946)	(2,736,352)
Net decrease (increase) in accrued interest receivable	86,624	(2,041)
Net decrease in accrued taxes receivable	1,242,971	1,313,135
Net decrease in accrued pension plan liability	(89,465)	(193,135)
Net increase (decrease) in prepaid expenses and other assets	601,718	(58,697)
Net increase (decrease) in accrued expenses and other liabilities	65,050	(169,820)
Net cash provided by (used in) operating activities	4,392,912	(1,537,986)

Cash flows from investing activities:
Acquisition, net of cash acquired	104,035,876	—
Purchases of investment securities available for sale	(6,676,867)	(7,910,986)
Redemptions and maturities of investment securities available for sale	30,230,480	10,130,863
Purchases of investment securities held to maturity	—	(333,939)
Redemption and maturities of investment securities held to maturity	413,845	61,829
Net redemption of Federal Home Loan Bank Stock	2,208,500	236,400
Net (increase) decrease in loans	(30,700,345)	4,291,915
Proceeds from sale of real estate acquired through foreclosure	615,843	1,021,678
Purchases of premises and equipment	(218,992)	(172,352)
Net cash (used in) provided by investing activities	99,908,340	7,325,408

Cash flows from financing activities:
Net decrease in deposits	(38,470,196)	(6,304,429)
Net decrease in short-term borrowings	(50,325,000)	(1,250,000)
Repurchase of common stock	(3,791,998)	(857,574)
Issuance of common stock on stock option exercise	139,439	912,254
Net cash provided by financing activities	(92,447,755)	(7,499,749)

Net increase (decrease) increase in cash and cash equivalents	11,853,497	(1,712,327)
Cash and cash equivalents at beginning of period	34,413,222	16,857,325
Cash and cash equivalents at end of period	$46,266,719	$15,144,998

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$1,351,893	$1,383,786
Net income tax refunded	(525,211)	(411,059)

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$986,776	$1,619,612

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

The Company has an investment in a reverse home loan mortgage brokerage firm named iReverse Home Loan, Inc. (“iReverse”).  The Company owns 51% of iReverse and reports its non-controlling interest in iReverse separately in the consolidated balance sheet.  The Company reports the income of iReverse attributable to the Company on the consolidate statement of income.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2016 and December 31, 2015, the results of operations for the three- and nine-month periods ended September 30, 2016 and 2015, and the statements of cash flows for the nine-month periods ended September 30, 2016 and 2015.  The results of the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or any future interim period.  The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.  The unaudited consolidated financial statements for September 30, 2016 and 2015, the condensed consolidated balance sheet at December 31, 2015, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Pronouncements and Developments

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  In August 2015, the FASB deferred the effective date by one year from the date in the original guidance.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2018.  The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  ASU 2016-09 also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; ASU 2016-09 increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation.  The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified).  ASU 2016-09 permits companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.  Forfeitures can be estimated, as required today, or recognized when they occur.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  Early adoption is permitted, but all of the guidance must be adopted in the same period.  The Company is currently evaluating the provisions of ASU 2016-09 to determine the potential impact that these new standards will have on the Company's consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326).  The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company.  The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is in the process of determining the effect of the ASU on its consolidated balance sheets and consolidated statements of operations.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the appropriate classification of eight specific cash flow issues on the cash flow statement.  Debt prepayment costs should be classified as an outflow for financing activities.  Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities.  Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities.  Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities.  Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted and must be applied using a retrospective transition method to each period presented.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – BUSINESS COMBINATION

The Company has accounted for the Hopkins Merger (defined below) under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, whereby the acquired net assets and assumed liabilities were recorded by the Company at their estimated fair values as of their acquisition date.  Fair value estimates were based on management’s assessment of the best information available as of the acquisition date.

In accordance with the framework established by ASC Topic 820,” Fair Value Measurements and Disclosure,” the Company used a fair value hierarchy to prioritize the information used to develop assumptions to calculate estimates in determining fair values.  These fair value hierarchies are discussed in Note 16.

Hopkins Merger

On July 8, 2016, the Company consummated its merger with Hopkins Bancorp, Inc. (“Hopkin”), with the Company as the surviving corporation, and the related merger of Hopkins Federal Savings Bank (“Hopkins Bank”), the wholly-owned federal savings bank subsidiary of Hopkins, with and into the Bank, with the Bank as the surviving federal savings bank (the “Hopkins Merger”).

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

A valuation of the acquired loans, deposits and core deposit intangible was performed with the assistance of a third-party consultant.  The following table presents the allocation of the consideration paid for the acquired assets and assumed liabilities in the Hopkins Merger as of the acquisition date.  The allocation resulted in an after-tax bargain purchase gain of $626,363.

Assets acquired at fair value:

Cash and Cash Equivalents	$104,187,314
Time deposits with banks	23,703,703
Investment securities available for sale	41,459,794
Loans	58,145,327
Investments in joint ventures	15,338
Accrued interest receivable	511,324
Restricted equity securities	212,100
Premises and equipment	54,800
Core deposit intangible	1,197,000
Other assets	1,286,187
Total assets acquired	$230,772,887

Liabilities assumed at fair value:

Deposits	$202,128,839
Accrued expenses and other liabilities	3,754,451
Total liabilities assumed	$205,883,290

Net assets acquired at fair value:	$24,889,597
Transaction cash consideration paid	(23,855,141)
Total estimated bargain purchase gain, before tax	1,034,456
Tax expense	(408,093)
Total estimated bargain purchase gain, after tax	626,363
Bargain purchase gain attributable to non-controlling interest	81,943
Bargain purchase gain available to common shareholders	$544,420

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The Company is still obtaining final information on these values and adjustments could still be made during the measurement period. The most significant of these determinations related to the valuation of acquired loans.

The following is a summary of the loans acquired in the Hopkins Merger:

	Purchased
	Credit	Purchased	Total
	Impaired	Non-Impaired	Purchased
	Loans	Loans	Loans

Contractually required principal and interest at acquisition	$10,436,283	$60,358,504	$70,794,787
Contractual cash flows not expected to be collected	(2,426,712)	(1,936,020)	(4,362,732)
Principal reduction prior to acquisition	(7,109)	(226,694)	(233,803)
Expected cash flows at acquisition	8,002,462	58,195,790	66,198,252
Interest component of expected cash flows	(1,314,944)	(6,748,325)	(8,063,269)
Basis in purchased loans at acquisition - estimated fair value	$6,687,518	$51,447,465	$58,134,983

In connection with the Hopkins Merger, the Company incurred acquisition related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce the Bank to the former Hopkins Bank customers, and other costs of completing the transaction.  For the three- and nine-month periods ended September 30, 2016, there were $1,519,840 and 1,708,892 acquisition related costs incurred.

Pro Forma Condensed Combined Financial Information

The following pro forma information combines the historical results of the Company and pre-merger Hopkins.  The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors.  The pro forma results exclude the impact of the bargain purchase gain of $1,034,456 and Hopkins Merger-related expenses of $1,708,892.  While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the Hopkins Merger taken place on indicated dates.

If the Hopkins Merger had been completed on January 1, 2016, total revenue would have been approximately $8.5 million and $23.0 million, respectively, for the three- and nine-month periods ended September 30, 2016.  Net income would have been approximately $1.2 million and $1.6 million, respectively, for the same periods.  Basic and diluted earnings per share would have been $0.11 and $0.15 for the three- and nine-months periods ended September 30, 2016, respectively.

If the Hopkins Merger had been completed on January 1, 2015, total revenue would have been approximately $8.2 million and $24.6 million, respectively, for the three- and nine-month periods ended September 30, 2015.  Net income would have been approximately $1.3 million and $2.8 million, respectively, for the same periods.  Basic and diluted earnings per share would have been $0.12 and $0.25 for the three-and nine-month periods ended September 30, 2015, respectively.

The disclosure of Hopkins’ post-Hopkins Merger total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Hopkins Merger.

Merger-Related Expenses

A summary of the Hopkins Merger related expenses included in the consolidated statements of income follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
Hopkins Acquisition:	2016	2016

Salary and employee benefits	$642,660	$642,660
Occupancy and equipment expenses	13,526	13,526
Legal, accounting and other professional fees	53,300	194,160
Data processing and item processing services	615,763	633,259
Advertising and marketing related expenses	9,526	18,850
Loan collection costs	12,596	15,658
Other expenses	172,467	190,778
Total acquisition related expenses	$1,519,840	$1,708,892

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at September 30, 2016 or December 31, 2015.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2016 and December 31, 2015:

Available for Sale	Amortized	Gross Unrealized		Estimated
September 30, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$4,717,452	$114,494	$(1,926)	$4,830,020
Residential mortgage-backed securities	32,875,868	605,855	(23,940)	33,457,783
State and municipal	2,656,395	16,057	(935)	2,671,517
Corporate bonds	10,385,088	40,522	(23,842)	10,401,768
Total debt securities	50,634,803	776,928	(50,643)	51,361,088
Equity securities	667,905	25,219	(25,180)	667,944
Totals	$51,302,708	$802,147	$(75,823)	$52,029,032

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
September 30, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$—	$—	$—	$—
Residential mortgage-backed securities	1,179,126	43,429	—	1,222,555
Total debt securities	1,179,126	43,429	—	1,222,555
Totals	$1,179,126	$43,429	$—	$1,222,555

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$3,714,681	$95,958	$—	$3,810,639
U.S. treasury securities	5,907,341	—	(35,201)	5,872,140
Residential mortgage-backed securities	14,836,750	287,365	(100,890)	15,023,225
State and municipal	4,510,883	21,096	(425)	4,531,554
Corporate bonds	4,024,894	33,246	—	4,058,140
Total debt securities	32,994,549	437,665	(136,516)	33,295,698
Equity securities	78,752	—	(22,217)	56,535
Totals	$33,073,301	$437,665	$(158,733)	$33,352,233

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$334,257	$5,891	$—	$340,148
Residential mortgage-backed securities	1,238,908	17,206	—	1,256,114
Total debt securities	1,573,165	23,097	—	1,596,262
Totals	$1,573,165	$23,097	$—	$1,596,262

The following table provides information about securities with unrealized losses segregated by length of impairment at September 30, 2016:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$997,050	$(1,926)	$—	$—	$997,050	$(1,926)
U.S. treasury securities	—	—	—	—	—	—
Residential mortgage-backed securities	6,008,415	(17,537)	599,915	(6,404)	6,608,330	(23,940)
State and municipals	787,485	(935)	—	—	787,485	(935)
Corporate bonds	3,506,800	(23,842)	—	—	3,506,800	(23,842)
Total debt securities	11,299,750	(44,240)	599,915	(6,404)	11,899,665	(50,643)
Equity securities	—	—	41,472	(25,180)	41,472	(25,180)
Totals	$11,299,750	$(44,240)	$641,387	$(31,584)	$11,941,137	$(75,823)

The following table provides information about securities with unrealized losses segregated by length of impairment at December 31, 2015:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. treasury securities	$5,872,140	$(35,201)	$—	$—	$5,872,140	$(35,201)
Residential mortgage-backed securities	1,862,893	(26,479)	1,761,669	(74,411)	3,624,562	(100,890)
State and municipals	1,150,915	(425)	—	—	1,150,915	(425)
Total debt securities	8,885,947	(62,105)	1,761,669	(74,411)	10,647,616	(136,516)
Equity securities	—	—	44,435	(22,217)	44,435	(22,217)
Totals	$8,885,947	$(62,105)	$1,806,104	$(96,628)	$10,692,051	$(158,733)

At September 30, 2016, unrealized losses in the Company’s portfolio of debt securities of $50,643 in the aggregate were related to 22 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At September 30, 2016, unrealized losses in the Company’s portfolio of equity securities of $25,180 was related to one security and considered temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

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

At September 30, 2016, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.  At December 31, 2015, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.

No investment securities held by the Company at September 30, 2016 or December 31, 2015 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at September 30, 2016 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$5,135,358	$5,116,815	$—	$—
Over one to five years	10,085,326	10,202,718	—	—
Over five to ten years	2,538,251	2,583,772	—	—
Over ten years	—	—	—	—
Residential mortgage-backed securities	32,875,868	33,457,783	1,179,126	1,222,555
Totals	$50,634,803	$51,361,088	$1,179,126	$1,222,555

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

For the three- and nine-month periods ended September 30, 2016, there were 33 and 44 sales and other redemptions of investment securities available for sale, respectively, resulting in net gains of $0 and $486,534, respectively.  For the three-month period ended September 30, 2015 there was two redemptions of investment securities available for sale resulting in net gains of $119,477.  For the nine-month period ended September 30, 2015 there was three redemptions of investment securities available for sale resulting in net gain of $196,967.

At September 30, 2016, securities with an amortized cost of $10,829,310 (fair value of $11,285,221 were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Richmond (the “Reserve Bank”).  At December 31, 2015, securities with an amortized cost of $12,391,059 (fair value of $12,654,624) were pledged as collateral for potential borrowings from the FHLB of Atlanta and the Federal Reserve Bank.

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

	September 30,	December 31,
	2016	2015
Commercial & Industrial	$66,433,274	$46,464,340
Commercial Real Estate	200,172,024	168,569,159
Residential Real Estate	155,253,403	124,810,853
Home Equity Line of Credit	34,014,640	33,722,696
Land	5,251,711	5,229,645
Construction	19,069,430	13,277,353
Consumer & Other	2,228,644	1,166,521
Total Loans	482,423,126	393,240,567
Less: Allowance for Loan Losses	(2,447,785)	(1,773,009)
Net Loans	$479,975,341	$391,467,558

At September 30, 2016 and December 31, 2015, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $4,016,112 and $3,949,215, respectively, and carrying values of $198,734,332 and $164,609,742, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At September 30, 2016 and December 31, 2015, Commercial Real Estate – Investor loans had a total balance of $131,721,316 and $111,871,251, respectively.  At September 30, 2016 and December 31, 2015, Commercial Real Estate – Owner Occupied loans had a total balance of $68,450,708 and $56,697,908, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate -Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to a lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At September 30, 2016 and December 31, 2015, Residential Real Estate – Investor loans had a total balance of $45,647,824 and $39,410,230, respectively.  At September 30, 2016 and December 31, 2015, Residential Real Estate – Owner Occupied loans had a total balance of $109,605,579 and $85,400,623, respectively.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three- and nine-month periods ended September 30, 2016:

Three Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$284,006	$939,888	$800,909	$175,004	$17,467	$69,181	$6,495	$2,292,950
Charge-offs	—	—	(205,721)	—	—	—	—	(205,721)
Recoveries	—	—	556	—	—	—	—	556
Provision	36,170	(19,721)	327,528	(9,769)	(3,843)	25,080	4,555	360,000
Ending balance	$320,176	$920,167	$923,272	$165,235	$13,624	$94,261	$11,050	$2,447,785

Nine Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009
Charge-offs	—	—	(380,135)	(2,183)	—	—	(480)	(382,798)
Recoveries	—	—	42,041	—	—	—	—	42,041
Provision	109,378	192,298	668,282	10,375	(2,089)	31,294	5,995	1,015,533
Ending balance	$320,176	$920,167	$923,272	$165,235	$13,624	$94,261	$11,050	$2,447,785

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at September 30, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance:
individually
evaluated for
impairment	$—	$—	$235,640	$—	$—	$—	$—	$235,640
Ending balance:
collectively
evaluated
for impairment	320,176	920,167	687,632	165,235	13,624	94,261	11,050	2,212,145
Totals	$320,176	$920,167	$923,272	$165,235	$13,624	$94,261	$11,050	$2,447,785

Loans:
Ending balance:
individually
evaluated for
impairment	$720,138	$285,784	$3,867,521	$56,817	$—	$—	$5,798	$4,936,058
Ending balance:
collectively
evaluated
for impairment	64,409,626	185,109,619	138,330,405	33,240,141	2,740,703	18,962,417	2,222,846	445,015,757
Ending balance: loans
acquired with
deteriorated credit
quality	1,303,510	14,776,621	13,055,477	717,682	2,511,008	107,013	—	32,471,311
Totals	$66,433,274	$200,172,024	$155,253,403	$34,014,640	$5,251,711	$19,069,430	$2,228,644	$482,423,126

(1)  Includes loans acquired with deteriorated credit quality of $143,590 that have current period charge offs.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three- and nine-month periods ended September 30, 2015:

Three Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$169,920	$741,822	$141,378	$174,121	$13,187	$183,225	$8,893	$1,432,546
Charge-offs	—	—	(64,036)	(5,518)	—	(69,069)	(1,161)	(139,784)
Recoveries	—	—	14,606	6,000	—	—	—	20,606
Provision	28,484	127,330	100,185	28,372	2,926	18,069	1,021	306,387
Ending balance	$198,404	$869,152	$192,133	$202,975	$16,113	$132,225	$8,753	$1,619,755

Nine Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976
Charge-offs	(80,869)	(45,573)	(324,751)	(60,156)	—	(69,069)	(3,551)	(583,969)
Recoveries	—	—	15,997	13,000	—	—	1,555	30,552
Provision	78,763	360,140	297,474	83,398	7,426	48,205	2,790	878,196
Ending balance	$198,404	$869,152	$192,133	$202,975	$16,113	$132,225	$8,753	$1,619,755

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at December 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
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

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of September 30, 2016 and for the three- and nine-month periods ended September 30, 2016:

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2016			September 30, 2016		September 30, 2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$720,138	$828,227	$—	$852,966	$18,851	$898,165	$71,092
Commercial Real Estate -
Investor	285,784	285,784	—	289,918	—	298,188	—
Residential Real Estate -
Investor	896,300	1,057,142	—	1,099,934	4,144	1,188,796	12,026
Residential Real Estate -
Owner Occupied	2,674,510	2,864,561	—	2,910,375	15,261	2,957,677	68,933
Home Equity Line of
Credit	56,817	86,735	—	87,424	—	88,618	(69)
Consumer & Other	5,798	189,204	—	189,204	—	189,204	—

With an allowance recorded:
Residential Real Estate - Investor	568,361	576,576	235,640	583,140	962	596,672	3,967
Total	5,207,708	5,888,229	235,640	6,012,961	39,218	6,217,320	155,949

Total impaired loans:
Commercial & Industrial	$720,138	$828,227	$—	$852,966	$18,851	$898,165	$71,092
Commercial Real Estate	285,784	285,784	—	289,918	—	298,188	—
Residential Real Estate	4,139,171	4,498,279	235,640	4,593,449	20,367	4,743,145	84,926
Home Equity Line of
Credit	56,817	86,735	—	87,424	—	88,618	(69)
Consumer & Other	5,798	189,204	—	189,204	—	189,204	—
Total	$5,207,708	$5,888,229	$235,640	$6,012,961	$39,218	$6,217,320	$155,949

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2015 and for the three- and nine-month periods ended September 30, 2015:

				For the Three Months Ended		For the Nine Months Ended
	As of December 31, 2015			September 30, 2015		September 30, 2015
		Unpaid	Average	Average		Average
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$813,678	$980,154	$—	$819,278	$17,639	$873,702	$54,831
Commercial Real Estate -
Investor	612,315	612,315	—	586,031	—	597,153	—
Residential Real Estate -
Investor	1,524,751	1,773,567	—	2,386,038	5,794	2,493,535	58,303
Residential Real Estate -
Owner Occupied	2,218,453	2,444,350	—	2,241,264	35,032	2,284,780	162,023
Home Equity Line of
Credit	73,341	103,896	—	103,349	—	104,363	—
Construction	73,300	73,242	—	—	—	—	—
Consumer & Other	5,798	189,204	—	18,046	267	18,440	818

With an allowance recorded:
Residential Real Estate - Investor	125,453	130,408	60,000	90,938	(4)	91,254	(17)
Total	5,447,089	6,307,136	60,000	6,244,944	58,728	6,463,227	275,958

Total impaired loans:
Commercial & Industrial	$813,678	$980,154	$—	$819,278	$17,639	$873,702	$54,831
Commercial Real Estate	612,315	612,315	—	586,031	—	597,153	—
Residential Real Estate	3,868,657	4,348,325	60,000	4,718,240	40,822	4,869,569	220,309
Home Equity Line of
Credit	73,341	103,896	—	103,349	—	104,363	—
Construction	73,300	73,242	—	—	—	—	—
Consumer & Other	5,798	189,204	—	18,046	267	18,440	818
Total	$5,447,089	$6,307,136	$60,000	$6,244,944	$58,728	$6,463,227	$275,958

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

6 (Special Mention) - Borrowers exhibit potential credit weaknesses or downward trends that may weaken the credit position, if uncorrected.  The borrowers are considered marginally acceptable without potential for loss of principal or interest.

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of September 30, 2016:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$62,847,141	$1,005,844	$2,580,289	$—	$66,433,274
Commercial Real Estate - Investor	128,150,578	2,415,617	1,155,121	—	131,721,316
Commercial Real Estate - Owner Occupied	64,909,328	2,156,721	1,384,659	—	68,450,708
Residential Real Estate - Investor	37,358,675	395,973	7,893,176	—	45,647,824
Residential Real Estate - Owner Occupied	103,946,490	—	5,659,089	—	109,605,579
Home Equity Line of Credit	33,645,359	—	369,281	—	34,014,640
Land	2,878,952	—	2,372,759	—	5,251,711
Construction	18,962,418	—	107,012	—	19,069,430
Consumer & Other	2,222,846	—	5,798	—	2,228,644
Total	$454,921,787	$5,974,155	$21,527,184	$—	$482,423,126

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2016.  Purchased credit impaired (“PCI”) loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$—	$—	$—	$—	$64,716,946	$412,818	$65,129,764
Commercial Real Estate - Investor	—	—	—	—	122,645,641	285,784	122,931,425
Commercial Real Estate - Owner
Occupied	—	—	—	—	62,463,978	—	62,463,978
Residential Real Estate - Investor	—	—	—	—	35,327,520	1,099,280	36,426,800
Residential Real Estate - Owner
Occupied	37,469	238,083	—	275,552	102,970,248	2,525,326	105,771,126
Home Equity Line of Credit	337,680	—	—	337,680	32,902,461	56,817	33,296,958
Land	—	—	—	—	2,740,703	—	2,740,703
Construction	—	—	—	—	18,962,418	—	18,962,418
Consumer & Other	—	—	—	—	2,222,845	5,798	2,228,643
Total	$375,149	$238,083	$—	$613,232	$444,952,760	$4,385,823	$449,951,815

Purchased credit impaired loans							32,471,311
Total Loans							$482,423,126

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

Troubled Debt Restructurings

The restructuring of a loan constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in the normal course of business.  A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest.  If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Company will make the necessary disclosures related to the TDR.  In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty.  This type of modification is not considered to be a TDR.  Once a loan has been modified and is considered a TDR, it is reported as an impaired loan.  All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for credit losses calculation.  A specific allowance for TDR loans is established when the discounted cash flows, collateral value or observable market price, whichever is appropriate, of the TDR is lower than the carrying value.  If a loan deemed a TDR has performed for at least a six-month period at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired, but may be returned to accrual status.  A TDR is deemed in default on its modified terms once a contractual payment is 30 or more days past due.

The following table presents a breakdown of loans that the Company modified during the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Residential Real Estate - Investor	—	$—	$—	1	47,386	47,386
Residential Real Estate - Owner Occupied	2	369,508	369,508	—	—	—
Home Equity Line of Credit	—	—	—	1	129,033	129,033
Totals	2	$369,508	$369,508	2	$176,419	$176,419

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & Industrial	—	$—	$—	2	$78,575	$78,575
Commercial Real Estate – Investor	—	—	—	1	213,387	213,387
Residential Real Estate - Investor	1	38,785	38,785	2	49,823	49,823
Residential Real Estate - Owner Occupied	2	369,508	369,508	0	—	—
Home Equity Line of Credit	—	—	—	1	129,033	129,033
Totals	3	$408,293	$408,293	6	$470,818	$470,818

For the nine-month period ended September 30, 2016, there were three loans modified as a TDR.  The restructuring of a Residential Real Estate - Investor loan extended the maturity date by three years, lowered the interest rate by 4.75% to 3.00%, lowered the monthly payment and added past due interest to the principal balance.  The restructuring of a Residential Real Estate - Owner Occupied loan extended the loan by 13 years with a fixed rate 20-year term and added fees and past due interest to the principal balance.  The restructuring of a Residential Real Estate - Owner Occupied loan lowered the monthly payment to interest and escrow only for 11 months, one month payment deferment, and extended the maturity date by one month.

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

None of the loans modified as a TDR during the previous 12 months were in default of their modified terms at September 30, 2016.  At September 30, 2016 and December 31, 2015, the Bank had $1,916,034 and $2,030,090, respectively, in loans identified as TDRs of which $1,365,799 and $1,406,179, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	September 30, 2016	December 31, 2015
Commercial & Industrial	$1,303,510	$1,446,616
Commercial Real Estate	14,776,621	15,324,034
Residential Real Estate	13,055,477	9,184,082
Home Equity Line of Credit	717,682	717,712
Land	2,511,008	1,934,565
Construction	107,013	—
Total Loans	$32,471,311	$28,607,009

The contractual amount outstanding for these loans totaled $36,994,875 and $33,895,849 at September 30, 2016 and December 31, 2015, respectively.

The following table reflects activity in the accretable discount for loans purchased with evidence of credit deterioration since origination for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$193,833	$1,441,938	$275,730	$2,095,891
Acquired through Hopkins Acquisition	154,748	—	154,748	—
Reclassification from nonaccretable difference	242,623	362,711	734,592	1,485,103
Accretion into interest income	(322,428)	(254,040)	(807,608)	(1,160,102)
Disposals	—	(412,657)	(88,686)	(1,282,940)
Balance at end of period	$268,776	$1,137,952	$268,776	$1,137,952

The following table reflects activity in the allowance for loan losses for loans purchased with evidence of credit deterioration since origination for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$34,492	$—	$—	$—
Charge-offs	(25,558)	(91,532)	(40,233)	(320,195)
Recoveries	—	14,606	—	15,297
Provision for loan losses	72,608	76,926	121,775	304,898
Balance at end of period	$81,542	$—	$81,542	$—

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three- and nine-month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,467,104	$1,611,451	$1,459,732	$1,480,472
New transfers from loans	720,000	388,028	986,776	1,619,612
Sales	(447,097)	(22,217)	(599,648)	(981,883)
Write-downs	(101,270)	—	(208,123)	(140,939)
Balance at end of period	$1,638,737	$1,977,262	$1,638,737	$1,977,262

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at September 30, 2016 had a remaining weighted average amortization period of approximately 2.50 years.  The following table presents the changes in the net book value of core deposit intangible assets for the nine-month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$2,624,184	$3,478,282
Additions from the Hopkins Merger	1,197,000	—
Amortization expense	(555,410)	(656,376)
Balance, September 30	$3,265,774	$2,821,906

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Gross carrying amount	$5,578,211	$5,578,211
Additions from the Hopkins Merger	1,197,000	—
Accumulated amortization	(3,509,437)	(2,954,027)
Net carrying amount	$3,265,774	$2,624,184

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at September 30, 2016:

Three months ending December 31:	Amount
2016	$235,465
Twelve months ending December 31:
2017	789,182
2018	616,112
2019	540,682
2020	488,027
Subsequent years	596,306
Total	$3,265,774

NOTE 9 – DEPOSITS

The following table presents the composition of deposits at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Noninterest-bearing deposits	$100,060,567	$101,838,210
Interest-bearing deposits:
Checking	61,446,053	53,992,300
Savings	119,231,156	38,086,749
Money market	101,433,361	88,946,436
Total interest-bearing checking, savings and money market deposits	282,110,570	181,025,485

Time deposits below $100,000	77,550,569	41,150,349
Time deposits $100,000 or above	71,365,009	43,401,894
Total time deposits	148,915,578	84,552,243
Total interest-bearing deposits	431,026,148	265,577,728
Total Deposits	$531,086,715	$367,415,938

The following table sets forth the maturity distribution for the Company’s time deposits at September 30, 2016:

Amount
Maturing within one year	$85,307,880
Maturing over one to two years	23,620,796
Maturing over two to three years	22,615,908
Maturing over three to four years	7,803,243
Maturing over four to five years	9,551,172
Maturing over five years	16,579
Total Time Deposits	$148,915,578

Interest expense on deposits for the nine-month periods ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30,
	2016	2015
Interest-bearing checking	$44,740	$40,400
Savings	157,903	32,762
Money market	190,078	200,534
Total interest-bearing checking, savings and money market deposits	392,721	273,696

Time deposits below $100,000	355,985	446,259
Time deposits $100,000 or above	413,549	661,965
Total time deposits	769,534	1,108,224
Total Interest Expense	$1,162,255	$1,381,920

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At September 30, 2016, CDARS and ICS deposits were $0.6 million and $11.8 million, respectively.  At December 31, 2015, CDARS and ICS deposits were $0.6 million and $8.7 million, respectively.

The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2016 totaled $16.0 million dollars.

NOTE 10 – SHORT-TERM BORROWINGS

Short-term borrowings at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Federal Home Loan Bank Advances
Due January, 2016, Fixed Rate 0.24%	$—	$3,300,000
Due January, 2016, Fixed Rate 0.40%	—	5,000,000
Due January, 2016, Fixed Rate 0.38%	—	15,000,000
Due January, 2016, Fixed Rate 0.35%	—	5,100,000
Due June, 2016, Fixed Rate 0.73%	—	10,000,000
Due December, 2016, Daily Rate 0.49%	—	13,600,000
Atlantic Central Bankers Bank Advances
Due November, 2016, Fixed Rate 4.00%	1,975,000	300,000
Total	$1,975,000	$52,300,000

Interest expense on FHLB advances and Atlantic Community Bankers Bank (“ACBB”) advances for the nine-month periods ended September 30, 2016 and 2015 was $171,246 and $46,954, respectively.  The Company had no long-term borrowings at September 30, 2016 or December 31, 2015.

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

The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock adjusted for the post-Jefferson merger exchange ratio of 2.2217 and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a 10 year term.  Options relating to a total of 215,506 shares of common stock were outstanding under the Jefferson Plan as of September 30, 2016.  The Jefferson Plan is administered by Bay Bancorp, Inc.’s Board of Directors.

The Carrollton Bancorp 2007 Equity Plan (the “2007 Equity Plan”) was approved at the 2007 annual meeting of the Company’s stockholders.  Under the 2007 Equity Plan, 500,000 shares of common stock were reserved for issuance.  Options relating to a total of 190,778 shares of common stock were outstanding under the 2007 Equity Plan as of September 30, 2016.

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Equity Plan” and, together with the Jefferson Plan and the 2007 Equity Plan, the “Plans”) was approved at the 2015 annual meeting of the Company’s stockholders and reserved 100,000 shares of common stock for issuance pursuant to the grant of stock options, stock awards and other equity-based awards.  Options relating to a total of 40,000 shares of common stock were outstanding under the 2015 Equity Plan as of September 30, 2016.

The following table summarizes changes in the Company’s stock options outstanding and exercisable for the nine-month period ended September 30, 2016 and as of December 31, 2015.

		Weighted
		Average	Weighted Average
	Stock Options	Exercise	Remaining
	Outstanding	Price	Contractual Life
Outstanding, December 31, 2015	495,832	$5.17	6.32	years
Granted	45,000	4.93
Exercised	(15,000)	4.75
Forfeited or expired	(63,768)	4.75
Outstanding, September 30, 2016	462,064	$5.22	5.57	years

Exercisable, September 30, 2016	357,583	$5.26	5.26	years

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the nine-month periods ended September 30, 2016 and 2015, stock-based compensation expense applicable to the Plans was $41,020 and $63,399, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $48,677 at September 30, 2016.  This amount is expected to be recognized over a remaining weighted average period of approximately 4.83 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  As of December 31, 2015 and September 30, 2016, grants relating to 15,296 shares and 15,968 shares, respectively, of unvested restricted common stock were outstanding.  A total of 15,968 shares of restricted common stock were granted to the eight eligible directors on May 25, 2016.  Total stock-based compensation expense attributable to the shares of restricted common stock was $59,999 and $59,990 for the nine-month periods ended September 30, 2016 and 2015, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $53,333 as of September 30, 2016.

The Company has an incentive stock award program (the “Program”) covering substantially all full-time employees.   As of September 30, 2016, 61,796 shares of the Company’s common shares have been granted under the Program.   The expense associated with this Program during the three- and nine-month periods ended September 30, 2016 was $75,060 and $82,952, respectively, and during the three- and nine-month periods ended September 30, 2015 was $0.

NOTE 12 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit are as follows:

	Nine Months Ended September 30,
Net Periodic Pension Benefit	2016	2015
Service cost	$54,674	$59,250
Interest cost	338,672	332,250
Expected return on plan assets	(482,811)	(471,750)
Amortization of net loss/(gain)	—	—
Net periodic pension benefit	$(89,465)	$(80,250)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  The Company approved the full discretionary match and disbursed shares of Bay Bancorp, Inc. common stock equal to 50% of a participant’s contributions made from July 1, 2015 to December 31, 2015, but capped at 2%.  For the 2016 plan year, matching contributions will be capped at 3%.  The expense associated with this plan during the three- and nine-month periods ended September 30, 2016 was $52,500 and 147,500, respectively, and during the three- and nine-month periods ended September 30, 2015 was $0.

NOTE 13 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income	(1.9)%	(2.9)%	(1.7)%	(2.0)%
State income taxes, net of federal income tax benefit	5.6%	5.8%	5.6%	5.7%
Incentive stock options	0.6%	0.7%	0.5%	0.6%
Other nondeductible (income) expenses	(6.9)%	0.4%	(2.6)%	0.6%
Effective income tax rate	31.4%	38.0%	35.8%	38.9%

The effective tax rate for the three- and nine-month periods ended September 30, 2016 was 31.4% and 35.8%, respectively.  The effective tax rate for the three- and nine-month periods ended September 30, 2015 was 38.0% and 38.9%, respectively.  In accordance with FASB ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2016 and 2015 based on the current estimate of the effective annual rate.

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

The calculations of net income per common share for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income available to common shareholders	$374,226	$529,417	$1,009,729	$1,418,585
Weighted average shares outstanding	10,635,740	11,053,886	10,848,931	11,032,485
Basic net income per share	$0.04	$0.05	$0.09	$0.13

Diluted earnings per share:
Net income available to common shareholders	$374,226	$529,417	$1,009,729	$1,418,585
Weighted average shares outstanding	10,635,740	11,053,886	10,848,931	11,032,485
Dilutive potential shares	113,642	160,945	108,110	153,339
Total diluted average shares outstanding	10,749,382	11,214,831	10,957,041	11,185,824
Total diluted net income per share	$0.03	$0.05	$0.09	$0.13

Anti-dilutive shares	147,276	229,164	162,904	260,329

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

Outstanding loan commitments, lines and letters of credit obligations and mortgage loan repurchase obligations at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Loan commitments	$8,798,055	$6,054,409
Unused lines of credit	78,456,784	78,100,042
Standby letters of credit	5,801,565	2,925,984
Mortgage loan repurchase obligations	10,948,521	2,790,836

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

The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of the Company’s representations or warranties, the Company may be obligated to repurchase the loans with identified defects or to indemnify the buyers. The Company’s contractual obligation arises only when the breach of a representation or warranty is discovered and repurchase is demanded by the purchaser.  The loan balances subject to repurchase were $10.9 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There were no transfers between Level 1 and Level 2 and no change in valuation techniques used to measure fair value of securities available for sale for the nine-month period ended September 30, 2016.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
September 30, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$4,830,020	$—	$4,830,020	$—
Residential mortgage-backed securities	33,457,783	—	33,457,783	—
State and municipal	2,671,517	—	2,671,517	—
Corporate obligations	10,401,768	—	10,401,768	—
Equity securities	667,944	667,944	—	—
	$52,029,032	$667,944	$51,361,088	$—

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$3,810,639	$—	$3,810,639	$—
U.S. treasury securities	5,872,140	—	5,872,140	—
Residential mortgage-backed securities	15,023,225	—	15,023,225	—
State and municipal	4,531,554	—	4,531,554	—
Corporate obligations	4,058,140	—	4,058,140	—
Equity securities	56,535	56,535	—	—
	$33,352,233	$56,535	$33,295,698	$—

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on (1) the negotiated selling price to investor or (2) the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three- and nine-month periods ended September 30, 2016 or the year ended December 31, 2015.

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

The tables below presents the recorded assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
September 30, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$526,148	$—	$—	$526,148
Real estate acquired through foreclosure	869,776	—	—	869,776
	$1,395,924	$—	$—	1,395,924

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$477,967	$—	$—	$477,967
Real estate acquired through foreclosure	976,689	—	—	976,689
	$1,454,656	$—	$—	1,454,656

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2016	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$526,148		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$869,776		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$477,967	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$976,689		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

The following disclosure of estimated fair values of the Company's financial instruments at September 30, 2016 and December 31, 2015 is made in accordance with the requirements of ASC Topic 820:

	Level in Fair	September 30, 2016		December 31, 2015
	Value	Carrying	Estimated fair	Carrying	Estimated fair
	Hierarchy	Amount	value	Amount	value
Financial assets:
Cash and cash equivalents	Level 1	$46,266,719	$46,266,719	$34,413,222	34,413,222
Investment securities available for sale (debt)	Level 2	51,361,088	51,361,088	33,295,698	33,295,698
Investment securities available for sale (equity)	Level 1	667,944	667,944	56,535	56,535
Investment securities held to maturity (debt)	Level 2	1,179,126	1,222,555	1,573,165	1,596,262
Restricted equity securities	Level 2	973,195	973,195	2,969,595	2,969,595
Loans held for sale	Level 2	2,836,938	2,836,938	4,864,344	4,864,344
Loans, net of allowance	Level 3	479,975,341	490,149,448	391,467,558	397,258,339
Accrued interest receivable	Level 2	1,711,909	1,711,909	1,271,871	1,271,871

Financial liabilities:
Deposits	Level 3	531,086,715	533,250,138	367,415,938	367,398,372
Accrued interest payable	Level 2	19,749	19,749	21,161	21,161
Borrowings	Level 2	1,975,000	1,975,000	52,300,000	52,300,000

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

The following table summarizes capital ratios and related information in accordance with Basel III as measured at September 30, 2016 and December 31, 2015.  For disclosure regarding changes resulting from Basel III see the Item 2 of Part I of this report under the heading, “CAPITAL RESOURCES”.  The Bank was classified in the well capitalized category at both September 30, 2016 and December 31, 2015 under the regulatory capital rules in effect at each date.  The capital levels of the Bank at September 30, 2016 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 0.625%.  Since September 30, 2016, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:

Common Equity Tier 1
Capital	$61,891	12.28%	$22,683	4.50%	$25,834	5.125%	$32,765	6.50%

Tier I Risk-Based Capital
Ratio	$61,891	12.28%	$30,245	6.00%	$33,395	6.625%	$40,326	8.00%

Total Risk-Based Capital
Ratio	$64,339	12.76%	$40,326	8.00%	$43,476	8.625%	$50,408	10.00%

Tier 1 Leverage Ratio	$61,891	10.13%	$24,439	4.00%	N/A	N/A	$30,548	5.00%

As of December 31, 2015:

Common Equity Tier 1
Capital	$65,465	16.14%	$18,249	4.50%	N/A	N/A	$26,360	6.50%

Tier I Risk-Based Capital
Ratio	$65,465	16.14%	$24,332	6.00%	N/A	N/A	$32,443	8.00%

Total Risk-Based Capital
Ratio	$67,238	16.58%	$32,443	8.00%	N/A	N/A	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	N/A	N/A	$23,801	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included September 30, 2016 and December 31, 2015.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At September 30, 2016, there were no loans from the Bank to any nonbank affiliate, including Bay Bancorp, Inc.

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

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2015	$168,814	$404,746	$573,560
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	573,696	(338,315)	235,381
Amounts reclassified from comprehensive loss	(292,504)	—	(292,504)
Other comprehensive loss	281,192	(338,315)	(57,123)
Balance at September 30, 2016	$450,006	$66,431	$516,437

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2014	$211,294	$1,452,220	$1,663,514
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	296,170	(1,535,489)	(1,239,319)
Amounts reclassified from comprehensive loss	(121,017)	—	(121,017)
Other comprehensive loss	175,153	(1,535,489)	(1,360,336)
Balance at September 30, 2015	$386,447	$(83,269)	$303,178

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended September 30, 2016
Other comprehensive income:
Unrealized gain on AFS debt securities:
Net AFS debt securities gain	$55,614	$(11,823)	$43,791
Reclassification adjustments	—	—	—
Other comprehensive income	$55,614	$(11,823)	$43,791

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended September 30, 2015
Other comprehensive loss:
Unrealized loss on AFS debt securities
Net AFS debt securities loss	$406,919	$(159,558)	$247,361
Reclassification adjustments	(119,477)	46,070	(73,407)
Other comprehensive income:	$287,442	$(113,488)	$173,954

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Nine months ended September 30, 2016
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Gross AFS securities gain	$933,926	$(360,230)	$573,696
Reclassification adjustments	(486,534)	194,030	(292,504)
Net income recognized in other comprehensive loss	447,392	(166,200)	281,192
Defined benefit pension plan adjustments:
Net actuarial losses	(558,690)	220,375	(338,315)
Net loss recognized in other comprehensive loss	(558,690)	220,375	(338,315)
Other comprehensive loss	$(111,298)	$54,175	$(57,123)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Nine months ended September 30, 2015
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Gross AFS securities gain	$486,391	$(190,221)	$296,170
Reclassification adjustments	(196,967)	75,950	(121,017)
Net income recognized in other comprehensive loss	289,424	(114,271)	175,153
Defined benefit pension plan adjustments:
Net actuarial losses	(2,535,693)	1,000,204	(1,535,489)
Net loss recognized in other comprehensive loss	(2,535,693)	1,000,204	(1,535,489)
Other comprehensive loss	$(2,246,269)	$885,933	$(1,360,336)

The Company reflects the funded status of defined benefit pension plan liabilities on the balance sheet, which for the nine-month period ended September 30, 2016 resulted in a $0.3 million charge to equity through a reduction of accumulated other comprehensive income. The loss was primarily due to the use of an updated mortality table resulting from a modification of the mortality table issued by the Society of Actuaries in October 2014.

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

As used in this report, the terms “the Company”, “we”, “us” and “our” refer to Bay Bancorp, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

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

During 2015, Bay purchased 170,492 shares of its common stock at an average price of $5.03 per share pursuant to the stock purchase program (the “2015 Repurchase Program”) that the Board of Directors approved on July 30, 2015.  The 2015 Repurchase Program authorizes Bay to purchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions, at Bay’s discretion.  The Board may modify, suspend or discontinue the program at any time.  In addition to the 79,508 shares remaining for purchase under the 2015 Repurchase Program, on February 24, 2016, the Company’s Board of Directors approved an additional stock purchase program (the “2016 Repurchase Program”) that authorizes the Company to purchase up to an additional 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The 2016 Repurchase Program was publicly-announced on February 26, 2016.  During the quarter ended March 31, 2016, Bay purchased 175,000 shares of its common stock at an average price of $4.93 per share, which consisted of the 79,508 shares remaining for purchase under the 2015 Repurchase Program and 95,492 shares pursuant to the 2016 Repurchase Program.  On August 11, 2016, the Board of Directors amended the 2016 Repurchase Program (the “Amended 2016 Repurchase Program”) to (i)  authorize the repurchase of an additional 250,000 shares of the Company’s common stock, (ii)  extend the repurchase period through August 31, 2017, and (iii)  in the case of a privately-negotiated repurchase transaction, permit the Company to repurchase shares at a price that is less than the fair market value of a share of common stock at the time of repurchase.  During the third quarter of 2016, Bay purchased 150,000 shares at an average price of $5.10 per share along with a purchase of 418,436 shares through a privately negotiated transaction at an average price of $5.18 per share.  As of September 30, 2016, Bay has 254,508 shares remaining under the 2016 amended purchase authorization.  The Board may modify, suspend or discontinue the program at any time.

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

We are focused on providing superior financial and customer service to small and medium-sized commercial and retail businesses, owners of these businesses and their employees, to business professionals and to individual consumers located in the central Maryland region, through our network of 12 branch locations.  We attract deposit customers from the general public and use such funds, together with other borrowed funds, to make loans.  Our results of operations are primarily determined by the difference between interest income earned on our interest-earning assets, primarily interest and fee income on loans, interest on investment securities, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

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

Investments in joint ventures are accounted for using the equity method.  The total investment in joint ventures at September 30, 2016 and December 31, 2015 is not considered material to the consolidated financial statements as a whole.

Loans serviced for others are not included in the Consolidated Balance Sheets.  The unpaid principal balances of residential mortgage loans serviced for others were approximately $5,506,000 and $0 at September 30, 2016 and December 31, 2015, respectively.

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

OVERVIEW

The mergers and acquisitions completed over the last several years have strengthened our market position geographically and enhanced our delivery channels, allowing us to provide extraordinary customer service while delivering a fuller range of products and services and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, electronic banking division and with the Hopkins Merger a reverse mortgage broker division.  Amid the growth, our focus is on a high quality balance sheet, expense efficiency and improved profitability.

The Bank’s relationship management activities resulted in considerable growth of new loans in the Bank’s originated portfolio by a 34.4% annualized pace in the first nine months of 2016.  Deposit balances increased and short term borrowings decreased due to the $186 million in deposits acquired as part of the Hopkins Merger and the repayment of $75 million of short-term borrowings following the Hopkins Merger.  Overall deposits increased by $163.7 million or 44.5% with a $1.8 million decline in noninterest-bearing deposit balances offset by a $165.4 million increase in interest-bearing demand deposits.  The Company has a very strong capital position and capacity for future growth with estimated total regulatory capital to risk weighted assets of 12.76% as of September 30, 2016.  The Company has a proven record of success in acquisitions and acquired problem asset resolutions and, at September 30, 2016, had $9.0 million in remaining net purchase discounts on acquired loan portfolios.

At September 30, 2016, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s estimated tier 1 risk-based capital ratio was 12.28% at September 30, 2016 as compared to 16.14% at December 31, 2015 and 16.09% at September 30, 2015.  Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Net income available to common stockholders for the three- and nine-month periods ended September 30, 2016 was $0.37 million, or $0.04 per basic and $0.03 per diluted share, and $1.01 million, or $0.09 per basic and diluted share, respectively, compared to net income available to common stockholders of $0.53 million, or $0.05 per basic and diluted share, and $1.42 million, or $0.13 per basic and diluted share, respectively, for the same periods of 2015.  While the results recorded for the first nine months of 2016 trailed the same period of 2015 due primarily to the result of the $1.03 million Hopkins Merger bargain purchase gain, offset by $1.71 million in merger related expenses, management believes that the underlying results and trends are quite compelling, although less comparable to prior periods.  Loans held for investment net of deferred fees and costs increased by $65.3 million, or 15.6%, when compared to June 30, 2016 and highlight our transition from reliance on favorable net discount accretion assisted results to a bank with strong loan growth and materially improving efficiency metrics.  The earnings impact of this loan growth should be fully realized over the remainder of 2016 and beyond.

Our ongoing efficiency efforts continue in 2016.  For the three- and nine-month periods ended September 30, 2016, noninterest expense was $8.4 million and $18.8 million, respectively, compared to $5.8 million and $17.3 million, respectively, for the same periods of 2015.  The primary contributors to the increase when compared to the nine months ended September 30, 2015 were $1.7 million in merger related expenses and $1.3 million of expenses related to the reverse mortgage operation.  The increases were offset by $1.6 million of operational cost reductions in 2016.  We expect the Hopkins Merger to provide new client opportunities, additional scale, and enhanced earnings performance.

The return on average assets for the three- and nine-month periods ended September 30, 2016 was 0.33% and 0.29%, respectively, as compared to 0.43% and 0.39%, respectively, for the same periods of 2015.  The return on average equity for the three- and nine-month periods ended September 30, 2016 was 3.12% and 2.30%, respectively, as compared to 3.12% and 2.81%, respectively, for the same periods in 2015.

With the completion of the Hopkins Merger, total assets were $606 million at September 30, 2016 as compared to $496 million at June 30, 2016 and $491 million at December 31, 2015.  Total loans were $482 million at September 30, 2016, an increase of 15.6% from the $417 million recorded at June 30, 2016 and an increase of 22.7% from the $393 million recorded at December 31, 2015.

Total deposits were $531 million at September 30, 2016, an increase of 46.2% from $363 million at June 30, 2016 and an increase of 44.5% from $367 million at December 31, 2015.  Non-interest bearing deposits were $100 million at September 30, 2016, a decrease of 1.7% from the $102 million recorded at December 31, 2015.

Short term borrowings were $2 million at September 30, 2016, a decrease of 96.7% as compared to the $61 million recorded at June 30, 2016 and a decrease of 96.2% as compared to the $52 million recorded at December 31, 2015.

Net interest income for the three- and nine-month periods ended September 30, 2016 totaled $5.7 million and $15.3 million, respectively, as compared to $5.4 million and $16.3 million, respectively, for the same periods of 2015.  Interest income associated with discount accretion on purchased loans, deferred costs and deferred fees will vary due to the timing and nature of loan principal payments.  Earning asset leverage was the primary driver of year-over-year results, as average earning loans and investments increased to $497 million for the nine months ended September 30, 2016, as compared to $457 million for the same period of 2015.  The earnings impact of the third quarter of 2016 increase in net loan growth and the earning asset leverage of the Hopkins Merger is expected to materially improve ongoing net interest income.

Net interest margin for the three- and nine-month periods ended September 30, 2016 was 3.86% and 4.11%, respectively, compared to 4.68% and 4.76%, respectively, for the same periods of 2015.  The margin for the nine months ended September 30, 2016 reflects the variable pace of discount accretion recognition within interest income, the impact of fair value amortization on the interest expense of acquired deposits, and the higher level of investments, including interest bearing federal funds sold acquired in the Hopkins Merger.  For the nine months ended September 30, 2016, the earning asset portfolio yield was influenced by a $0.99 million decline in net discount accretion of purchased loan discounts recognized in interest income when compared to the same period of 2015.  The margin declined by 0.65% during the nine months ended September 30, 2016 when compared to a year earlier, of which 0.27% relates to the decline in net discount accretion recognized in interest income.

Nonperforming assets increased to $15.7 million at September 30, 2016 from $9.1 million at June 30, 2016, an increase of $6.6 million or 73.0%, and increased $5.4 million or 52.6%, from $10.3 million at December 31, 2015.  The third quarter of 2016 increases resulted primarily from the Hopkins Merger offset by continued resolution of acquired nonperforming loans from the Bank’s previous acquisitions and mergers.  Loans acquired in the Hopkins Merger include appropriate fair value adjustments.

The provision for loan losses for the three- and nine-month periods ended September 30, 2016 was $360,000 and $1,016,000, respectively, as compared to $306,000 and $878,000, respectively, for the same periods of 2015.  The increases for the 2016 periods were primarily the result of increases in loan originations.  As a result, the allowance for loan losses was $2.45 million at September 30, 2016, representing 0.51% of total loans, as compared to $2.29 million, or 0.55% of total loans, at June 30, 2016 and $1.77 million, or 0.45% of total loans, at December 31, 2015.  The allowance for loan losses at September 30, 2016 represents 0.98% of the Bank’s originated portfolio, with the remaining discount on acquired loans mitigating the need for additional loan loss reserves on these portfolios. Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

At September 30, 2016, the Bank is estimated to remain above all “well-capitalized” regulatory requirement levels.  The Bank’s estimated tier 1 risk-based capital ratio was 12.28% at September 30, 2016 as compared to 15.56% at June 30, 2016 and 16.14% at December 31, 2015.  Liquidity remains strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

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

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$47,553,086	$91,577	0.77%	$19,786,984	$11,743	0.24%
Investment securities available for sale	53,988,948	276,999	2.04%	39,439,388	276,356	2.78%
Investment securities held to maturity	1,191,393	6,954	2.32%	1,270,066	7,873	2.46%
Restricted equity securities	991,108	27,740	11.13%	1,823,328	11,383	2.48%
Total interest-bearing deposits with banks, fed funds sold, and investments	103,724,535	403,270	1.55%	62,319,766	307,355	1.96%

Loans held for sale	3,460,397	31,818	3.68%	10,240,925	97,965	3.83%
Loans, net
Commercial & Industrial	63,679,791	702,008	4.39%	34,873,188	395,377	4.50%
Commercial Real Estate	200,004,680	2,498,853	4.97%	161,856,048	2,237,831	5.49%
Residential Real Estate	154,243,278	1,916,204	4.97%	129,854,345	1,925,090	5.93%
HELOC	33,217,717	405,331	4.88%	33,395,283	511,447	6.13%
Construction	20,400,217	246,330	4.80%	20,559,297	337,486	6.51%
Land	5,565,885	43,672	3.12%	5,715,372	41,716	2.90%
Consumer & Other	1,783,467	32,840	7.33%	1,046,043	24,151	9.16%
Total loans, net (1)	478,895,035	5,845,238	4.86%	387,299,576	5,473,098	5.61%
Total earning assets	586,079,967	$6,280,326	4.26%	459,860,267	$5,878,418	5.07%
Cash	10,234,216			3,735,363
Allowance for loan losses	(2,351,984)			(1,453,891)
Market valuation	688,556			479,574
Other assets	16,398,936			24,327,077
Total non-earning assets	24,969,724			27,088,123
Total Assets	$611,049,691			$486,948,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$182,368,454	$151,294	0.33%	$83,813,888	$23,541	0.11%
Money market	97,190,854	64,042	0.26%	95,319,077	63,237	0.26%
Time deposits	161,020,638	345,262	0.85%	109,609,635	346,571	1.25%
Total interest-bearing deposits	440,579,946	560,598	0.51%	288,742,600	433,349	0.60%
Borrowed funds:
Federal funds purchased	—	—	—%	—	—	—%
FHLB advances and other borrowed funds	9,003,261	27,667	1.22%	32,341,304	23,310	0.29%
Total borrowed funds	9,003,261	27,667	1.22%	32,341,304	23,310	0.29%
Total interest-bearing funds	449,583,207	588,265	0.52%	321,083,904	456,659	0.56%
Noninterest-bearing deposits	90,360,316	—		94,413,059	—
Total cost of funds	539,943,523	$588,265	0.43%	415,496,963	$456,659	0.44%
Other liabilities and accrued expenses	5,666,937			4,094,814
Total Liabilities	545,610,460			419,591,777
Stockholders' Equity	65,439,231			67,356,613
Total Liabilities and Stockholders' Equity	$611,049,691			$486,948,390
Net interest income and spread (2)		$5,692,061	3.74%		$5,421,759	4.51%
Net interest margin (3)			3.86%			4.68%

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average			Average
	Balance	Interest (1)	Yield/Rate	Balance	Interest (1)	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$27,554,826	$127,514	0.62%	$18,856,259	$28,123	0.20%
Investment securities available for sale	36,472,488	621,899	2.28%	35,868,933	750,643	2.80%
Investment securities held to maturity	1,211,132	25,953	2.86%	1,289,069	22,860	2.37%
Restricted equity securities	1,831,144	76,153	5.56%	1,360,272	37,806	3.72%
Total interest-bearing deposits with banks, fed funds sold, and investments	67,069,590	851,519	1.70%	57,374,533	839,432	1.96%

Loans held for sale	3,931,554	110,270	3.74%	10,383,878	291,656	3.74%
Loans, net
Commercial & Industrial	53,498,286	1,882,333	4.70%	34,826,930	1,405,806	5.40%
Commercial Real Estate	183,930,181	6,984,166	5.07%	160,314,818	6,576,397	5.48%
Residential Real Estate	133,715,165	4,960,490	4.95%	134,408,144	6,153,363	6.10%
HELOC	33,070,188	1,111,182	4.48%	33,814,515	1,268,748	5.00%
Construction	15,346,075	547,102	4.76%	19,150,862	918,089	6.41%
Land	5,361,104	118,851	2.96%	5,427,055	170,594	4.20%
Consumer & Other	1,431,858	80,326	7.49%	1,059,350	73,543	9.28%
Total loans, net (1)	426,352,857	15,684,450	4.91%	389,001,674	16,566,540	5.69%
Total earning assets	497,354,001	$16,646,239	4.47%	456,760,085	$17,697,628	5.18%
Cash	6,138,147			3,614,461
Allowance for loan losses	(2,052,420)			(1,285,259)
Market valuation	614,997			532,205
Other assets	19,271,202			24,961,156
Total non-earning assets	23,971,926			27,822,563
Total Assets	$521,325,927			$484,582,648

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$119,061,634	$200,069	0.22%	$84,351,362	$70,928	0.11%
Money market	96,395,421	189,299	0.26%	90,008,928	199,587	0.30%
Time deposits	109,105,042	772,887	0.95%	120,733,712	1,111,404	1.23%
Total interest-bearing deposits	324,562,097	1,162,255	0.48%	295,094,002	1,381,919	0.63%
Borrowed funds:
Federal funds purchased	3,650	28	1.02%	87,912	604	0.92%
FHLB advances and other borrowed funds	31,948,084	171,246	0.72%	20,704,396	46,954	0.30%
Total borrowed funds	31,951,734	171,274	0.72%	20,792,308	47,558	0.31%
Total interest-bearing funds	356,513,831	1,333,529	0.50%	315,886,310	1,429,477	0.61%
Noninterest-bearing deposits	93,974,112	—		97,410,796	—	—
Total cost of funds	450,487,943	$1,333,529	0.40%	413,297,106	$1,429,477	0.46%
Other liabilities and accrued expenses	4,232,179			3,827,413
Total Liabilities	454,720,122			417,124,519
Stockholders' Equity	66,605,805			67,458,129
Total Liabilities and Stockholders' Equity	$521,325,927			$484,582,648
Net interest income and spread(2)		$15,312,710	3.97%		$16,268,151	4.58%
Net interest margin(3)			4.11%			4.76%

(1)	Non-accrual loans are included in average loans.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income decreased to $15.3 million for the nine-month period ended September 30, 2016, as compared to $16.3 million for the same period of 2015.  The decrease was largely the result of $0.99 million decline in net discount accretion on purchased loans recognized in interest income offset by $37.4 million growth in earning assets resulting from the Hopkins Merger and legacy Bank net loan growth.  The average yield for newly originated loans over the past year was less than the average yield of the total portfolio during this same period, while higher yielding loans originated in prior periods amortized down or paid off.  The net interest margin for the third quarter of 2016 decreased to 3.86%, as compared to 4.68% for the third quarter of 2015.  The net interest margin for the nine-month period ended September 30, 2016 decreased to 4.11%, as compared to 4.76% for the same period of 2015 due to the decline in net discount accretion on loans and deposits.  As of September 30, 2016, the remaining net loan discounts on the Bank’s acquired loan portfolio totaled $9.0 million.  Management believes that interest income in the fourth quarter of 2016 and beyond will reflect the positive earnings impact of accelerating loan origination volume, the greater leverage possible as a result of the Hopkins Merger and a moderation of the deceleration of net discount accretion recognition.

Total interest income increased by $0.4 million, or 6.84%, for the three-month period ended September 30, 2016 when compared to the same period of 2015.  Interest income on loans increased by $0.4 million, or 6.80%, for the three-month period ended September 30, 2016 when compared to the same period of 2015.  The average balance of loans increased by $91.6 million, or 23.65% primarily due to the Hopkins Merger and growth in Bank originated loans, but was offset by 0.75% decrease in average loan yield when compared to the same period of 2015.  The average balance of loans held for sale decreased by $6.8 million due to an overall decline in the mortgage banking line of business, in addition to a 0.15% decrease in average loan yield when compared to the same period of 2015.

Total interest expense increased by $0.13 million, or 28.82%, for the three-month period ended September 30, 2016 when compared to the same period of 2015.  Average interest-bearing liabilities increased by $128.5 million, or 40.02%, for the three-month period ended September 30, 2016 when compared to the same period of 2015.  The cost of interest-bearing liabilities decreased to 0.52% for the three-month period ended September 30, 2016 as compared to 0.56% for the same period of 2015.  The increase in interest expense is primarily related to the $177 million in interest-bearing deposit balances acquired in the Hopkins Merger, a  reduction in the average balance of high yielding certificates of deposits and replacement with lower cost short term funding sources and the replacement of higher yielding Federal Home Loan Bank advances with lower yielding deposits acquired in the Hopkins Merger.  Average noninterest-bearing deposits decreased by $5.4 million for the three-month period ended September 30, 2016 when compared to the same period in 2015.

Total interest income decreased by $1.1 million, or 5.94%, for the nine-month period ended September 30, 2016 when compared to the same period of 2015.  Interest income on loans decreased by $0.88 million, or 5.32%, for the nine-month period ended September 30, 2016 when compared to the same period of 2015.  The average balance of loans increased by $37.4 million primarily due to growth in Bank originated loans and loans acquired in the Hopkins Merger, but was offset by a 0.78% decrease in average loan yield when compared to the same period of 2015.  The average balance of loans held for sale decreased by $6.5 million due to overall decline in the mortgage banking line of business when compared to the same period of 2015.

Total interest expense decreased by $0.10 million, or 6.71%, for the nine-month period ended September 30, 2016 when compared to the same period of 2015.  Average interest-bearing liabilities increased by $40.63 million for the nine-month period ended September 30, 2016 when compared to the same period of 2015.  The cost of interest-bearing liabilities decreased to 0.50% for the nine-month period ended September 30, 2016 as compared to 0.61% for the same period of 2015.  The decrease in interest expense is primarily related to a reduction in the average balance of higher yielding certificates of deposits and the replacement with lower cost short term funding sources as well as the replacement of higher yielding Federal Home Loan Bank advances with lower yielding deposits resulting from the Hopkins Merger.  Average noninterest-bearing deposits decreased by $3.44 million for the nine-month period ended September 30, 2016 when compared to the same period in 2015.

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

The provision for loan losses for the three- and nine-month periods ended September 30, 2016 was approximately $0.36 million and $1.02 million, respectively, compared to $0.31 million and $0.88 million, respectively, for the same periods of 2015.  The increases for the 2016 periods were primarily the result of increases in loan originations and adjustments in certain qualitative factors.    As a result, the allowance for loan losses was $2.45 million at September 30, 2016, representing 0.51% of total loans, compared to $2.29 million, or 0.55% of total loans, at June 30, 2016 and $1.77 million, or 0.45% of total loans, at December 31, 2015.  The allowance for loan losses at September 30, 2016 represents 0.98% of the Bank’s originated portfolio, with the remaining discount on acquired loans mitigating the need for additional loan loss reserves on these portfolios.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

Noninterest Income

The following tables reflect the amounts and changes in noninterest income for the three- and nine-month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		2016 vs 2015
	2016	2015	$ Change	% Change

Electronic banking fees	$669,728	$625,041	$44,687	7%
Mortgage banking fees and gains	252,990	515,035	(262,045)	(51)%
Service charges on deposit accounts	81,907	79,375	2,532	3%
Bargain purchase gain	1,034,456	—	1,034,456	—%
Gain on securities sold	—	119,477	(119,477)	—%
Other income	1,772,079	155,504	1,616,575	1,040%
Total Noninterest Income	$3,811,160	$1,494,432	$2,316,728	155%

	Nine Months Ended September 30,		2016 vs 2015
	2016	2015	$ Change	% Change

Electronic banking fees	$1,803,387	$1,827,287	$(23,900)	(1)%
Mortgage banking fees and gains	674,273	1,512,742	(838,469)	(55)%
Service charges on deposit accounts	229,534	229,106	428	0%
Bargain purchase gain	1,034,456	—	1,034,456	—%
Gain on securities sold	486,534	196,967	289,567	147%
Other income	2,099,056	512,834	1,586,222	309%
Total Noninterest Income	$6,327,240	$4,278,936	$2,048,304	48%

Noninterest income for the three- and nine-month periods ended September 30, 2016 was $3.81 million and $6.33 million, respectively, representing an increase of $2.32 million and $2.05 million, respectively, when compared to the same periods in 2015.  The increase for the three-month period ended September 30, 2016 when compared to the same period in 2015 was primarily the result of a $1.03 million bargain purchase gain resulting from the Hopkins Merger and $1.6 million in other income driven by $1.40 million of loan fees related to the reverse mortgage operation acquired in the Hopkins Merger, offset by decreases of $0.26 million in mortgage banking fees and gains resulting from a decreased number of loans originated and sold and $0.12 million in gain on securities sold resulting from fewer sales and redemption of available for sale securities.  The increase for the nine-month period ended September 30, 2016 when compared to the same period in 2015 was primarily the result of a $1.03 million bargain purchase gain resulting from the Hopkins Merger, $0.29 million in gains resulting from the sale and redemption of available for sale securities and $1.59 million in other income driven by $1.40 million of loan fees related to the reverse mortgage operation acquired in the Hopkins Merger, offset by decreases of $0.84 million in mortgage banking fees and gains resulting from a decreased number of loans originated and sold.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three- and nine-month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30:		2016 vs 2015
	2016	2015	$ Change	% Change

Salary and employee benefits	$3,835,628	$2,894,539	$941,089	33%
Occupancy and equipment expenses	861,244	887,605	(26,361)	(3)%
Legal, accounting and other professional fees	259,134	393,035	(133,901)	(34)%
Data processing and item processing services	364,637	368,221	(3,584)	(1)%
FDIC insurance costs	141,714	98,375	43,339	44%
Advertising and marketing related expenses	211,639	184,910	26,729	14%
Foreclosed property expenses	157,357	66,414	90,943	137%
Loan collection costs	6,417	112,539	(106,122)	(94)%
Core deposit intangible amortization	207,278	197,722	9,556	5%
Merger related expenses	1,519,840	—	1,519,840	100%
Other expenses	788,162	552,049	236,113	43%
Total Noninterest Expenses	$8,353,050	$5,755,409	$2,597,641	45%

	Nine Months Ended September 30,		2016 vs 2015
	2016	2015	$ Change	% Change

Salary and employee benefits	$9,509,588	$8,957,474	$552,114	6%
Occupancy and equipment expenses	2,541,514	2,784,435	(242,921)	(9)%
Legal, accounting and other professional fees	787,148	1,130,214	(343,066)	(30)%
Data processing and item processing services	899,451	994,101	(94,650)	(10)%
FDIC insurance costs	305,895	301,758	4,137	1%
Advertising and marketing related expenses	352,378	280,214	72,164	26%
Foreclosed property expenses	327,942	256,428	71,514	28%
Loan collection costs	40,545	311,916	(271,371)	(87)%
Core deposit intangible amortization	555,410	656,375	(100,965)	(15)%
Merger related expenses	1,708,892	—	1,708,892	100%
Other expenses	1,760,259	1,674,927	85,332	5%
Total Noninterest Expenses	$18,789,022	$17,347,842	$1,441,180	8%

Noninterest expense reduction is a key focus for 2016 net income improvement, however, the third quarter 2016 include approximately $1.3 million of expenses related to the reverse mortgage subsidiary acquired in the Hopkins Merger.  For the three- and nine-month periods ended September 30, 2016, noninterest expense was $8.4 million and $18.8 million, respectively, representing an increase of $2.60 and $1.14 million, respectively, when compared to the same periods in 2015.  The primary contributors to the increase when comparing the three-month periods ended September 30, 2016 and 2015 were increases of $0.94 million in salary and employee benefits, $0.09 million in foreclosed property expenses and $1.52 million in merger-related costs, offset by decreases of $0.13 million in legal, accounting and other professional fees and $0.11 million in loan collection costs.  The primary contributors to the increase when comparing the nine-month periods ended September 30, 2016 and 2015 were increases of $0.55 million in salary and employee benefits and $1.71 million in merger-related costs, offset by decreases of $0.24 million in occupancy and equipment expense, $0.34 million in legal, accounting and other professional fees, $0.27 million in loan collection costs and $0.10 million in core deposit intangible amortization.

Income Taxes

The effective tax rate for the three- and nine-month periods ended September 30, 2016 was 31.3% and 35.8%, respectively, compared to 38.0% and 38.9%, respectively, for the three- and nine-month periods ended September 30, 2015.  The decreases were due to changes in tax advantaged income, share-based compensation and non-deductible expenses when comparing the three- and nine-month periods ended September 30, 2016 to the same periods of 2015.  In accordance with Accounting Standards Codification (“ASC”) 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2016 and 2015 based on the current estimate of the effective annual rate.

FINANCIAL CONDITION

Total assets were $606 million at September 30, 2016, an increase of $115 million, or 23.4%, when compared to December 31, 2015 primarily due to the $231 million of assets acquired in the Hopkins Merger.  Investment securities increased by $18 million or 52.3% for the nine-month period ended September 30, 2016,  while loans held for investment increased by $89 million, or 22.7%, which was primarily driven by the $58 million acquired in the Hopkins Merger.  Loans held for sale decreased by $2.0 million, or 41.7%.  Cash and interest-bearing deposits with banks increased by $11.9 million, or 34.4%, for the nine-month period ended September 30, 2016.

Total deposits were $531 million at September 30, 2016, an increase of $163.7 million, or 44.5%, when compared to December 31, 2015.    The increase was due to the $186 million in deposits acquired as part of the Hopkins Merger as well as a managed decline in certificates of deposits.

Stockholders’ equity was $65.2 million at September 30, 2016, compared to $67.7 million at December 31, 2015.  The decrease for the first nine months of 2016 related to the ongoing stock repurchase program offset by corporate earnings.  The $2.4 million decline for the third quarter 2016 related to the purchase of 568,436 shares of the Company’s common stock.  This activity improved the book value of the Company’s common stock to $6.29 per share at September 30, 2016, compared to $6.12 per share at December 31, 2015.

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

Investment securities increased $18.3 million, or 52.3%, to $53.2 million at September 30, 2016, from $34.9 million at December 31, 2015.  This increase was primarily the result of $41.5 million of investment securities acquired in the Hopkins Merger offset by $27.2 million of net sales and redemptions of investment securities.

Restricted Equity Securities

Restricted equity securities decreased $2.0 million, or 67.2%, to $1.0 million at September 30, 2016, from $3.0 million at December 31, 2015.  This decrease resulted primarily from the net purchase and redemption of FHLB stock required as a result of increases and decreases in borrowings from the FHLB.

Loans Held for Sale

Loans held for sale were $2.8 million at September 30, 2016, compared to $4.9 million at December 31, 2015.  The decrease in loans held for sale was due to lower new originations and loan sales due to a fewer number of loan originators during the nine-month period ended September 30, 2016.  Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

Loans, net of deferred fees and costs, increased by $89.2 million, or 22.7%, to $482.4 million at September 30, 2016 from $393.2 million at December 31, 2015, primarily due to the $58.1 million of loans acquired in the Hopkins Merger and originations outpacing pay downs and a slowing in the pace of purchased impaired loan resolutions.

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

At September 30, 2016, we had 272 impaired loans totaling $37.4 million (including purchase credit impaired, or PCI, loans of $32.5 million).  Of this number, 126 impaired loans totaling $11.1 million were classified as nonaccrual loans.  At September 30, 2016, troubled debt restructurings, or TDRs, included in impaired loans totaled $1.9 million, 9 loans of which were included in nonaccrual loans having a total balance of $1.4 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30, 2016	December 31, 2015

Nonaccrual loans excluding PCI loans	$4,385,823	$4,794,377
Nonaccrual PCI loans	6,701,444	1,089,461
TDR loans excluding those in nonaccrual loans	550,235	623,912
Accruing PCI loans past due 90+ days	2,470,785	2,354,891
Total nonperforming loans	14,108,287	8,862,641
Real estate acquired through foreclosure	1,638,737	1,459,732
Total nonperforming assets	$15,747,024	$10,322,373

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $15.75 million at September 30, 2016 from $10.32 million at December 31, 2015.  The $5.42 million increase was primarily due to a $5.20 million increase in non-accrual loans, a $0.12 million increase in accruing PCI loans past due 90 days or more, a $0.07 million decrease in TDR loans excluding those on nonaccrual and a $0.18 million increase in real estate acquired through foreclosure.    Nonperforming assets constituted 2.60% of total assets at September 30, 2016, which represents a 0.50% increase from the 2.10% recorded at December 31, 2015.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  At September 30, 2016, these loans totaled $11.7 million and consisted primarily of Commercial & Industrial loans, Commercial Real Estate loans and Residential Real Estate loans which had balances of $2.5 million, $5.9 million and $3.3 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

A test of the adequacy of the allowance, using the methodology outlined above, is performed by management and reported to the Board of Directors generally on a quarterly basis.  The complex evaluations involved in such testing require significant estimates.  Management uses available data to establish the allowance at a prudent level, recognizing that the determination is inherently subjective, and that future adjustments may be necessary, depending upon many items including a change in economic conditions affecting specific borrowers, or in general economic conditions, and new information that becomes available.  However, there are no assurances that the allowance will be sufficient to absorb losses on nonperforming loans, or that the allowance will be sufficient to cover losses on nonperforming loans in the future.

The allowance was approximately $2,448,000 at September 30, 2016, compared to approximately $1,773,000 at December 31, 2015.  The allowance as a percentage of total portfolio loans was 0.51% at September 30, 2016 and 0.45% at December 31, 2015.  The allowance as a percentage of Bank originated loans was 0.98% at September 30, 2016 and 0.89% at December 31, 2015, with the remaining discount on acquired loans mitigating the need for additional loan loss reserves on these portfolios.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was a net unamortized discount of $0.4 million at September 30, 2016 and $0.5 million at December 31, 2015, which represented 3.3% and 3.1%, respectively, of the related loan balance at those dates.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was a net unamortized discount of $1.1 million at September 30, 2016 and December 31, 2015, which represented 1.2% and 1.1%, respectively, of the related loan balance at those dates.  For non-impaired acquired legacy Slavie Federal Savings Bank portfolio loans without evidence of deteriorated credit quality, there was an unamortized discount of $1.7 million at September 30, 2016 and $1.8 million at December 31, 2015, which represented 4.0% of the related loan balance at those dates.  The loans acquired in the Hopkins Merger were recorded at fair value.  As the total combined remaining discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the three- and nine-month periods ended September 30, 2016, we recorded net charge-offs of $205,164 and $340,757, respectively, compared to net charge-offs of $119,178 and $553,417, respectively, during the same periods of 2015.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of year	$2,292,950	$1,432,546	$1,773,009	$1,294,976
Charge offs:
Commercial & Industrial	—	—	—	(80,869)
Commercial Real Estate	—	—	—	(45,573)
Residential Real Estate	(205,721)	(64,036)	(380,135)	(324,751)
Home Equity Line of Credit	—	(5,518)	(2,183)	(60,156)
Construction	—	(69,069)	—	(69,069)
Consumer & Other	—	(1,161)	(480)	(3,551)
Total charge offs	(205,721)	(139,784)	(382,798)	(583,969)

Recoveries:
Residential Real Estate	556	14,606	42,041	15,997
Home Equity Line of Credit	—	6,000	—	13,000
Consumer & Other	—	—	—	1,555
Total recoveries	556	20,606	42,041	30,552

Net charge offs	(205,165)	(119,178)	(340,757)	(553,417)
Provision for loan loss	360,000	306,387	1,015,533	878,196

Balance at end of year	$2,447,785	$1,619,755	$2,447,785	$1,619,755

Net charge offs as a percentage of average loans	0.17%	0.12%	0.11%	0.19%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	September 30, 2016		December 31, 2015		2016 vs 2015
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$100,060,567	19%	$101,838,210	28%	$(1,777,643)	(2)%

Interest-bearing deposits:
Checking	61,446,053	12%	53,992,300	15%	7,453,753	14%
Savings	119,231,156	22%	38,086,749	10%	81,144,407	213%
Money market	101,433,361	19%	88,946,436	24%	12,486,925	14%
Total interest-bearing checking, savings and money market deposits	282,110,570	53%	181,025,485	49%	101,085,085	56%

Time deposits under $100,000	77,550,569	15%	41,150,349	11%	36,400,220	88%
Time deposits of $100,000 or more	71,365,009	13%	43,401,894	12%	27,963,115	64%
Total time deposits	148,915,578	28%	84,552,243	23%	64,363,335	76%

Total interest bearing deposits	431,026,148	81%	265,577,728	72%	165,448,420	1%

Total Deposits	$531,086,715	100%	$367,415,938	100%	$163,670,777	45%

Total deposits were $531 million at September 30, 2016, an increase of $163.7 million when compared to December 31, 2015.  Within the deposit base, interest bearing checking account balances increased $7.5 million, or 14%, interest bearing savings account balances increased by $81.1 million, or 213%, money market balances increased $12.5 million, or 14%, and time deposit balances increased by $64.4 million, or 76%, when compared to the amounts at December 31, 2015.

The ratio of noninterest bearing deposits to total deposits was 19% as of September 30, 2016, a decrease of 9% from December 31, 2015.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network (the “Network”).  Through this deposit matching network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep Service (“ICS”) deposits, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At September 30, 2016, we had $12.4 million in deposits through the Network compared to $9.3 million at December 31, 2015.  We can also choose to place deposits through the Network without receiving matching deposits.  We had placed $0.1 million of deposits through the Network as of September 30, 2016 and December 31, 2015 for which we received no matching deposits.

Borrowings

Borrowings at September 30, 2016 consisted of $0 in FHLB advances and $2.0 million in Atlantic Community Bankers Bank advances, compared to $52.0 million and $0.3 million, respectively, at December 31, 2015.  The $52.0 million decrease in FHLB borrowings at September 30, 2016 when compared to December 31, 2015 resulted from the Bank’s integration with Hopkins Bank’s deposit funded balance sheet following the Hopkins Merger on July 8, 2016.  The $1.7 million increase in Atlantic Community Bankers Bank advances at September 30, 2016 when compared to December 31, 2015 resulted from the repurchase of 743,436 shares of the Company’s common stock in the first nine-months of 2016.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At September 30, 2016, our total stockholders’ equity was $65.2 million, a decrease from the $67.7 million recorded at December 31, 2015.  The decrease was attributable to the $3.8 million repurchase of the Company’s common stock and $0.3 million net unrealized losses on the defined benefit pension plan, offset by the retention of $1.1 million of corporate earnings, $0.3 million unrealized gains on investment securities and $0.2 million from stock-based compensation and issuance of common stock under stock option plan.

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

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (once fully phased in) of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements.  The capital levels of the Bank at September 30, 2016 also exceeded the minimum capital requirements including the currently applicable Conservation Buffer of 0.625%.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank continues to be monitored and assessed, we currently do not believe that compliance with Basel III will have a material impact once fully implemented.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At September 30, 2016, $0.8 million of the Bank’s net deferred tax assets were excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At September 30, 2016 and December 31, 2015, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.  For additional information on the regulatory capital ratios of the Bank at September 30, 2016, see Note 16 to the Company’s unaudited consolidated financial statements presented elsewhere in this report.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:

Common Equity Tier 1
Capital	$61,891	12.28%	$22,683	4.50%	$25,834	5.125%	$32,765	6.50%

Tier I Risk-Based Capital
Ratio	$61,891	12.28%	$30,245	6.00%	$33,395	6.625%	$40,326	8.00%

Total Risk-Based Capital
Ratio	$64,339	12.76%	$40,326	8.00%	$43,476	8.625%	$50,408	10.00%

Tier 1 Leverage Ratio	$61,891	10.13%	$24,439	4.00%	N/A	N/A	$30,548	5.00%

As of December 31, 2015:

Common Equity Tier 1
Capital	$65,465	16.14%	$18,249	4.50%	N/A	N/A	$26,360	6.50%

Tier I Risk-Based Capital
Ratio	$65,465	16.14%	$24,332	6.00%	N/A	N/A	$32,443	8.00%

Total Risk-Based Capital
Ratio	$67,238	16.58%	$32,443	8.00%	N/A	N/A	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	N/A	N/A	$23,801	5.00%

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

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  The Bank received regulatory approval to pay a $23.27 million one-time cash dividend to the Company to be used to purchase all of the outstanding shares of Hopkins common stock in the Hopkins Merger.  Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying dividends beyond the foregoing described need for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of our Board of Directors and will depend, in part, on our earnings and future capital needs.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $87.3 million at September 30, 2016.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At September 30, 2016, we had $6.2 million in cash and due from banks, $40.1 million in interest-bearing deposits with banks and federal funds sold, and $52.0 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $123.9 million with the FHLB of which $70.1 million was available to be drawn on September 30, 2016 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Federal Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $11.2 million of securities pledged at the FHLB, $49.6 thousand of securities pledged at the Federal Reserve Bank, and an additional $50.0 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $46.0 million as of September 30, 2016.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line. In March 2016, the Company and the lender under its unsecured revolving line of credit amended that line to increase the available borrowing limit from $1.0 million to $2.5 million, which will be payable in full in November 2016.  The proceeds of the Company’s line of credit may be used for general corporate purposes.  At September 30, 2016, there were no outstanding balances under the Bank’s FHLB line and $2.0 million under the Company’s line of credit.

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

At September 30, 2016, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2016 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2016, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shortly after the consummation of the Hopkins Merger, Alvin M. Lapidus, the former Chairman of Hopkins, and Lois F. Lapidus, his wife, filed a federal lawsuit against the Bank in which they alleged that a former employee embezzled at least $1.45 million from their deposit accounts at Hopkins Bank prior to the Hopkins Merger, with a significant portion of the embezzlement occurring during the seven days that preceded the Hopkins Merger.  The Bank has filed an answer to this compliant and intends to vigorously defend the litigation.  The Bank cannot at this time predict the outcome of the litigation or determine the Bank’s potential exposure.  The Bank believes that its insurance policies will cover a portion of any loss and its legal expenses relating to this litigation and has recorded appropriate accruals in the fair value accounting of the assets and liabilities acquired in the Hopkins Merger.

In addition, the Company is involved in various legal actions arising from the normal business activities.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of its operations or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about shares of common stock purchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during the quarter ended September 30, 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2016	—	—	—	154,508
August 2016	568,436	$5.16	150,000	254,508
September 2016	—	—	—	254,508
Total	568,436	$5.16	150,000

Note:

(1)

On February 24, 2016, the Company’s Board of Directors approved a new stock purchase program that authorizes the Company to repurchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions.  The stock purchase program was publicly announced on April 28, 2016.

(2)

On August 11, 2016, the Board of Directors amended its February 24, 2016 stock repurchase program to (i)  authorize the repurchase of an additional 250,000 shares of the Company’s common stock, (ii)  extend the repurchase period through August 31, 2017, and (iii)  in the case of a privately-negotiated repurchase transaction, permit the Company to repurchase shares at a price that is less than the fair market value of a share of common stock at the time of repurchase.  The stock purchase program was publicly announced on August 11, 2016.

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

BAY BANCORP, INC

Date	November 21, 2016	By:	/s/Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date	November 21, 2016	By:	/s/ Larry D. Pickett
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