Form 10-K
period 2016-12-31
BAY BANCORP, INC.
filed 2017-04-05
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates was $37,695,810, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

At March 20, 2017, the number of shares outstanding of the registrant’s common stock was 10,543,792.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

BAY BANCORP, INC.

PART I

As used in this Annual Report, the term “the Company” refers to Bay Bancorp, Inc. and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Bay Bancorp, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements include projections, predictions, expectations or statements as to beliefs or future events or results, or refer to other matters that are not purely statements of historical facts.  Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions.  In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are not guarantees of future performance and reflect only our predictions.  If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.  You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Further, factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Factors that might cause such differences include, but are not limited to:

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

ITEM 1. BUSINESS

GENERAL

Bay Bancorp, Inc., a Maryland corporation organized in 1990, is a savings and loan holding company headquartered in Columbia, Maryland, that is the parent company of Bay Bank, FSB, a federal savings bank (“FSB”) that is also headquartered in Columbia, Maryland (the “Bank”).  Until November 1, 2013, the Company operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s name was changed to Bay Bancorp, Inc.

On April 19, 2013, the Company, then the parent company of Carrollton Bank, completed its merger with Jefferson Bancorp, Inc. (“Jefferson”), the then-current parent company of the Bank, in which Jefferson was merged into the Company.  Immediately following that merger, Carrollton Bank was merged into the Bank, with the Bank as the surviving FSB (these merger transactions are collectively referred to as the “Jefferson Merger”).  In the Jefferson Merger, the Company acquired all of the outstanding shares of common stock of Jefferson in an all-stock transaction, with each outstanding share of Jefferson common stock converted into the right to receive 2.2217 shares of the Company’s common stock.  The Jefferson Merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, Jefferson was deemed to have acquired the Company in the Jefferson Merger even though the Company was the legal successor in the Jefferson Merger, and the historical financial statements of Jefferson have become the Company’s historical financial statements.  Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements prior to the Jefferson Merger are those of Jefferson, and the historical consolidated financial statements after the Jefferson Merger include the assets and liabilities of Jefferson and the Company, historical operations of Jefferson and operations of the combined Company after April l9, 2013.

On July 8, 2016, the Company completed its merger with Hopkins Bancorp, Inc. (“Hopkins”), the parent company of Hopkins Federal Savings Bank (“Hopkins Bank”), in which Hopkins was merged into the Company, with the Company as the surviving corporation.  Immediately following that merger, Hopkins Bank was merged into the Bank, with the Bank as the surviving FSB (these merger transactions are collectively referred to as the “Hopkins Merger”).  In the Hopkins Merger, the Company acquired all of the outstanding shares of common stock of Hopkins for $23,855,141 in cash, with each outstanding share of Hopkins common stock converted into the right to receive $98.7578 in cash.

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

Investments in joint ventures are accounted for using the equity method.  The total investment in joint ventures at December  31, 2016 and December 31, 2015 is not considered material to the consolidated financial statements as a whole.

Loans serviced for others are not included in the Consolidated Balance Sheets.  The unpaid principal balances of residential mortgage loans serviced for others were approximately $5,410,000 and $0 at December 31, 2016 and December 31, 2015, respectively.

The Bank has eight wholly-owned subsidiaries including three acquired in the Hopkins Merger. Carrollton Community Development Corporation is a subsidiary that was created to promote, develop, and improve the housing and economic conditions of people in Maryland through the origination of loans, but that has been inactive since 2015. Three limited liability company subsidiaries are used to manage and dispose of real estate acquired through foreclosure or by deed in lieu of foreclosure. Bay Financial Services, Inc. is an inactive subsidiary that was established to provide brokerage services and a variety of financial planning and investment options to customers. Hopkins Financial Corporation and Encore Mortgage, Inc. are subsidiaries that were acquired in the Hopkins Merger and engage in the business of investing excess cash in certificates of deposit issued by other depository institutions. Hopkins Properties, Inc. is a subsidiary that was also acquired in the Hopkins Merger and engages in the business of investing excess cash in certificates of deposit issued by other depository institutions and making a limited number of residential mortgage loans. The Bank owns a 51% interest in iReverse Home Loans, LLC (“iReverse”), which was acquired in the Hopkins Merger and engages in the business of brokering reverse mortgage loans.  The Bank has entered into an agreement with the other owner of iReverse pursuant to which the Bank will sell, effective March 31, 2017, the Bank’s interest in iReverse to the other owner for $70,000.

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

MARKET AREA

We consider our core markets to be the communities within the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard and Harford, as well as south along the Baltimore-Washington corridor with an expanded focus on Prince George’s and Montgomery counties.  To this end, in 2015, we added a Corridor Market President and two Directors to the bank and holding company board of directors who are active in these counties and relocated the corporate headquarters to our Columbia, Maryland location.  In 2016, we added a Baltimore Market President to the bank and a Director to the bank and holding company board of directors who is active in investment banking, capital raising and financial advisory services.  Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states.  All of our revenue is generated within the United States.

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

Lending Activities

Credit Policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  Our lending staff follows pricing guidelines established periodically by our management team.  All loan approvals require at least two signatures; no individual commercial loan authority is given to Recommending Officers (“RO”).  Loans up to $1,500,000 must be approved by the RO, Line Executive (“LE”) and Credit Administration (“CA”).  CA includes the Chief Credit Officer (“CCO”) and/or a senior vice president (“SVP”) of CA.  LEs include Baltimore Area President, Corridor Area President and Head of Real Estate.  Loans between $1,500,001 and $3,000,000 must be approved by the Chief Executive Officer (“CEO”) or LE and CCO.  Loans between $3,000,001 and $5,000,000 must be approved by the Credit Risk Management Committee (“CRMC”) which consists of the CEO, LEs, CCO and SVP CA.  Loans greater than $5,000,001 must be approved by the Board Loan and Risk Committee with the prior approval of the CRMC.  Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

All loans by the Bank to our directors and executive officers and their affiliates require pre-approval by the Bank’s Board of Directors to ensure, among other things, compliance with Section 23A and Section 23B of the Federal Reserve Act and Regulation O promulgated thereunder.  It is the Bank’s policy that all approved loans must be made on substantially the same terms as loans made to persons who are unrelated to the Bank.

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

Construction Lending

Construction lending can cover funding for land acquisition, land development and/or construction of residential or commercial structures.  Our construction loans generally bear a variable rate of interest and have terms of one to two years.  Funds are advanced on a percentage-of-completion basis.  These loans are generally repaid at the end of the development or construction phase, although loans for commercial construction will often convert into a permanent commercial real estate loans at the end of the term of the loan.  Loan-to-value parameters range from 65% of the value of raw land to 75% for developed land and 80% for commercial or multifamily construction and residential construction.  These loan-to-value ratios represent the upper limit of advance rates to remain in compliance with Bank policy.  Typically, loan-to-value ratios should be somewhat lower than these upper limits, requiring the borrower to provide significant equity at the inception of the loan.  Our underwriting looks not only at the value of the property but the expected cash flows to be generated by sale of the parcels or leasing of the completed construction.  The borrower must have solid experience in this type of construction and personal guarantees are required.

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

Residential Real Estate Lending

We originate a variety of consumer-oriented residential real estate loans.  Residential mortgage loans consist primarily of first mortgage loans to individuals, most of which have a loan-to-value not exceeding 89.9%.  The remainder of this portion of our portfolio consists of home equity lines of credit and fixed rate home equity loans.  Our residential real estate loans are generally for owner-occupied single family homes.  These loans are generally for a primary residence although we will occasionally originate loans for a second home where the borrower has strong credit.  Our residential real estate loans are generally either fixed rate loans with thirty-year terms for conventional mortgages, ten-year terms for jumbo mortgages or five-, seven-, and 10-year adjustable rate mortgages with a 30-year amortization.

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

Mortgage Banking Activities

In addition to originating residential mortgages to hold in our portfolio, we also originate residential mortgage loans for resale in the secondary mortgage market through our mortgage division.  These loans are also underwritten pursuant to standard underwriting guidelines.  While our intent is to sell all loans originated as loans held for sale, rarely, we are unable to sell a loan due to some underwriting defect.  These loans are transferred to the loan portfolio at the lower of their cost or fair value as of the date of transfer.  Loans held for sale are sold with servicing rights released; gains or losses are recorded at the sale commitment date.

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

We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments - IRLCs).  Such IRLCs on mortgage loans to be sold into the secondary market are considered derivatives.  To protect against the price risk inherent in residential mortgage loan commitments, we utilizes "best efforts” forward sales contracts in delivering loans to investors.  Under a "best efforts"

contract, we commit to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to the price representing a premium on the day the borrower commits to an interest rate that it will pay for the loan it purchases from the Company if the loan to the underlying borrower closes.  We protect ourselves from changes in interest rates through the use of forward sales commitments.  The market values of IRLCs and forward sales contracts are not readily ascertainable because they are not actively traded.  Because of the high correlation between IRLCs and forward sales contracts, we are not generally exposed to gains or losses on loans as a result of changes in interest rates.

Other Banking Products

We offer our customers treasury services products that include wire transfer and ACH services, Checkcards and automated teller machines at most of our full service branch locations, safe deposit boxes at some full service locations and credit cards through a third party processor.  In addition to traditional deposit services, we offer telephone banking services, mobile banking, internet banking services and internet bill paying services to our customers.  We also offer remote deposit capture to our commercial customers and mobile capture to our business and consumer customers.

EMPLOYEES

As of December 31, 2016, the Bank had 127 full-time and four part-time employees.  None of our employees are represented by a union or covered under a collective bargaining agreement.  Management considers its employee relations to be excellent.

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

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States.  Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Company and the Bank.  The Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of savings and loan holding companies and depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans, and the establishment of a financial consumer protection agency, known as the Consumer Financial Protection Bureau (the “CFPB”), that is empowered to promulgate and enforce new consumer protection regulations and revise and enforce existing regulations in many areas of consumer compliance.

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

At December 31, 2016, the Bank’s capital exceeded all applicable regulatory requirements and the Bank was considered well capitalized.

Loans-to-One Borrower

Generally, an FSB may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily determinable marketable collateral, which generally does not include real estate.  As of December 31, 2016, the Bank was in compliance with the loans-to-one-borrower limitations.

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

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.  At December 31, 2016, the Bank satisfied the QTL test.  An FSB that fails the QTL test must operate under specified restrictions, including limits on growth, branching, new investment and dividends.  As a result of the Dodd-Frank Act, noncompliance with the QTL test is subject to regulatory enforcement action as a violation of law.

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

Community Reinvestment Act and Fair Lending Laws

All FSBs have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OCC to help meet the credit needs of their communities, including low and moderate income borrowers.  In connection with its examination of an FSB, the OCC is required to assess the FSB’s record of compliance with the CRA.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An FSB’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  As of December 31, 2016, the Bank’s CRA rating was “Outstanding.”  All FDIC-insured institutions are required to make available to the public their most recent CRA performance evaluation.

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

Prompt Corrective Action Regulations

Under the Federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  The previously mentioned final capital rule effective January 1, 2015 revised the prompt corrective action categories to incorporate the revised minimum capital requirements, effective the same date.  See the discussion above under the heading, “Capital Requirements.”

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

At December 31, 2016, the Bank met the criteria for being considered “well-capitalized”.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB, which is one of 12 regional banks in the Federal Home Loan Bank System.  The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership.  As of December 31, 2016, the Bank was in compliance with this requirement.

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

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015.  As of December 31, 2016, we are in compliance with these integrated mortgage disclosure rules.

Supervision and Regulation of Mortgage Brokerage Operations

Our mortgage brokerage operation is governed by a host of federal laws and regulations.  For example, mortgage brokers must comply with: the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Home Ownership and Equity Protection Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act (the “GLB Act”) and the Federal Trade Commission Act (the “FTC Act”), as well as fair lending and fair housing laws.  Many of these statutes, coupled with their implementing regulations, provide substantive protection to borrowers who seek mortgage financing.  These laws impose disclosure requirements on brokers, define high-cost loans, and contain anti-discrimination provisions.

Additionally, mortgage brokers are under the oversight of HUD and the FTC Act; and to the extent their promulgated laws apply to mortgage brokers, the Federal Reserve Board, the Internal Revenue Service, and the Department of Labor.  These agencies ensure that mortgage brokers comply with the aforementioned federal laws, along with the disclosure and reporting requirements associated with advertising, marketing and compensation for services.

Consumer Lending – Military Lending Act

The Military Lending Act (the “MLA”), which was initially implemented in 2007, was amended and its coverage significantly expanded in 2015.  The Department of Defense issued a final rule under the MLA that took effect on October 15, 2015, but financial institutions were not required to take action until October 3, 2016.  The types of credit covered under the MLA were expanded to include virtually all consumer loan and credit card products (except for loans secured by residential real property and certain purchase-money motor vehicle/personal property secured transactions).  Lenders must now provide specific written and oral disclosures concerning the protections of the MLA to active duty members of the military and dependents of active duty members of the military (“covered borrowers”).  The rule imposes a 36% “Military Annual Percentage Rate” cap that includes costs associated with credit insurance premiums, fees for ancillary products, finance charges associated with the transactions, and application and participation charges.  In addition, loan terms cannot include (i) a mandatory arbitration provision, (ii) a waiver of consumer protection laws, (iii) mandatory allotments from military benefits, or (iv) a prepayment penalty.  The revised rule also prohibits “roll-over” or refinances of the same loan unless the new loan provides more favorable terms for the covered borrower.  Lenders may verify covered borrower status using a DOD database or information provided by credit bureaus.  We believe that we are in compliance with the revised rule.

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

•

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act", which requires FSBs to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The GLB Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties.  Specifically, the GLB Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Savings and Loan Holding Company Regulation

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

We grew significantly in 2013, 2014 and 2016 through acquisitions.  We intend to continue to grow both organically and by acquiring financial institutions and branches.  However, the market for acquisitions is highly competitive.  We may not be as successful in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches as we currently anticipate.  Even if we are successful with this strategy, we may not be able to manage this growth adequately and profitably due to unforeseen risks including:

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

Finally, we may expend significant cash and other resources in connection with a proposed acquisition that ultimately may not be approved by our regulators or the institution’s stockholders, or may not close due to unforeseen circumstances, such as inaccurate representations and warranties made by a party in the definitive acquisition agreement, a party’s breach of its covenants contained in the definitive acquisition agreement, material changes in conditions, and other situations that may be negotiated and agreed upon by the parties.  In addition, we may change our strategies in contemplation of an acquisition and its anticipated effects on our financial condition and/or results of operations.  If an acquisition does not close, then these factors could have a material adverse effect on our future financial condition and results of operations and/or could cause our future financial condition and results of operations to differ materially from our expectations.  Moreover, a failed acquisition could significantly harm our reputation and cause our investors and customers to lose confidence in us.

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

Our business activities are concentrated in the greater Baltimore metropolitan area of Maryland, as well as south along the Baltimore-Washington corridor.  As a result, our financial condition and results of operations are sensitive to changes in local economic and business conditions.  In addition, a significant decline in general economic conditions nationally caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have an adverse effect on our financial condition and results of operations.

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

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by deteriorating market and economic conditions.  A prolonged national economic recession or deterioration of conditions in our local markets could drive losses beyond that which is provided for in our allowance for credit losses and result in the following consequences:

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

Our commercial real estate loan portfolio represented approximately 42% of the total loan portfolio as of December 31, 2016.  Underwriting and portfolio management activities cannot eliminate all risks related to these loans.  Commercial real estate loans will typically be larger than consumer loans and may pose higher risks than other types of loans.  This portfolio is bifurcated into “investor” and “owner-occupied” classes, with investor loans representing approximately 67% of the commercial real estate loan portfolio and 28% of the total loan portfolio.  The primary source of repayment for investor commercial real estate loans is through the income stream generated by the property or successful development and sale of their properties.  We may incur losses on investor commercial real estate loans due to declines in occupancy rates, rental rates and capitalization rates, which may decrease property values and may potentially decrease the likelihood that a borrower may find permanent financing alternatives.

At December 31, 2016, owner-occupied commercial real estate loans represented approximately 33% of the commercial real estate loan portfolio and 14% of the total loan portfolio.  The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.  If we are required to liquidate the collateral securing a loan to satisfy the debt, our earnings and capital could be adversely affected.

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

Impairment of deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

At December 31, 2016, our net deferred tax assets were valued at $4.4 million, which included $0.7 million associated with a federal and state net operating loss carryforward which we expect to be substantially utilized in the current year.  A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, management believes that it is more likely than not that some portion or all of the total deferred tax asset will not be realized.  Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value.  Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the common stock.  Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.    The impact of such an impairment could have a material adverse effect on our business, results of operations, and financial condition.

We could have a material write down related to our deferred tax asset as a result of a decrease in our corporate tax rate.

Since the 2016 presidential election, there has been a great deal of discussion relating to possible changes to the Code and corporate tax rates.  A number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our tax rate at this time.  As of December 31, 2016, the balance of our net deferred tax asset was $4.4 million.  Any decrease in our corporate tax rate would result in an immediate decrease in the deferred tax asset and a related charge to earnings that could materially affect our financial results.

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

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and affects the lending, investment, trading and operating activities of all financial institutions.  Significantly, the Dodd-Frank Act includes the following provisions that affect the Company and the Bank:

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

On November 12, 2009, the Federal Reserve announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions.  Compliance with this regulation was effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  These new rules negatively impacted the Banks’ noninterest income in 2015 and 2016 and may do the same in future periods.

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

The GLB Act repealed restrictions on banks affiliating with securities firms and it also permitted certain bank holding companies to become financial holding companies.  Financial holding companies are permitted to engage in a host of financial activities, and activities that are incidental to financial activities, that are not permitted for bank holding companies who have not elected to become financial holding companies, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities.  The GLB Act may increase the competition that we face from other financial institutions, which could adversely impact our financial condition and/or results of operations in future periods.

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

We may be subject to claims and the costs of defensive actions, and such claims and costs could materially and adversely impact our financial condition and results of operations.

Our customers may sue us for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, our failure to comply with applicable laws and regulations, or many other reasons.  Also, our employees may knowingly or unknowingly violate laws and regulations.  Management may not be aware of any violations until after their occurrence.  This lack of knowledge may not insulate us from liability.  Claims and legal actions will result in legal expenses and could subject us to liabilities that may reduce our profitability and hurt our financial condition.

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

The Company’s largest stockholder, H Bancorp LLC (“H Bancorp”), beneficially owns approximately 26.5% of the Company’s common stock and is deemed to be a bank holding company under the BHC Act with respect to the Bank.  Under Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries.  In addition, the FDI Act requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default.  The position of H Bancorp as a source of strength to other depository institutions may limit its ability to serve as a source of strength for us and could adversely affect our ability to access resources of H Bancorp.  Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

The Company may need to raise additional capital in the future and, in such case, it may not be able to obtain such capital on favorable terms or at all.  In such case, the Company may not be able to execute on its business plans, and its business, financial condition and/or results of operations could be adversely affected.

Banking authorities require the Company and the Bank to maintain adequate levels of capital to support their operations.  In addition, the Company may elect to raise additional capital in the future to fund its growth or acquisition activities.  Any sale of additional equity or debt securities may result in dilution to the Company’s stockholders.  The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside its control.  Conditions in the capital markets may be such that traditional sources of capital may not be available to the Company on reasonable terms.  Accordingly, the Company may not be able to raise additional capital if needed or on terms that are favorable or otherwise not dilutive to its existing stockholders.  Furthermore, the significant amount of common stock that H Bancorp owns may discourage other potential investors from offering to acquire newly issued shares.  If the Company is unable to obtain additional capital as and when needed, then it may be required to delay, reduce the scope of, or eliminate its growth and acquisition activities, which could adversely affect its business, financial condition and operating results.

RISKS RELATING TO THE COMPANY’S COMMON STOCK

The shares of common stock are not insured.

The shares of the Company’s common stock are not deposits and are therefore not insured against loss by the FDIC or any other governmental or private agency.

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

The Bank is a party to an Operating Agreement with the OCC (the “Operating Agreement”) that imposes certain minimal capital requirements on the Bank.  In the Operating Agreement, the Bank agreed that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including these capital requirements.  Due to the Company’s desire to preserve its and the Bank’s capital to fund growth, the Company currently does not anticipate paying cash dividends on its common stock for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends by the Company and the Bank is at the discretion of their respective Boards of Directors and will depend, in part, on our earnings and future capital needs.

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

ITEM 2. PROPERTIES

Our headquarters are located in Columbia, Maryland.  As of December 31, 2016, the Bank operated 11 full-service branches, of which five were owned by the Bank and six were leased.  See Note 8 to the Notes to the Consolidated Financial Statements for additional information.

We own the following properties, which had an aggregate book value of $1.4 million at December 31, 2016:

Location	Description
427 Crain Highway	Full service branch with drive-thru
Glen Burnie, MD 21061

531 South Conkling Street	Full service branch with drive-thru
Baltimore, MD 21224

We lease the following facilities at an aggregate annual rental of approximately $1.4 million as of December 31, 2016:

Location	Description	Lease Expiration Date (1)
4600 Wilkens Avenue, Suite 105	Full service branch	31-July-21
Arbutus, MD 21229

1740 East Joppa Road	Full service branch	31-Dec-21
Towson, MD 21234

9515 Deerco Road, Suites 400 and 408	Mortgage banking offices	28-Feb-17
Timonium, MD 21093

7151 Columbia Gateway Dr., Ste. A	Executive, administrative, and operational offices as well as	30-Apr-19
Columbia, MD 21046	electronic banking and full service branch offices

2328 West Joppa Road,	Loan offices as well as a full service branch	30-Sep-19
Lutherville, MD 20193

3700 E. Northern Parkway	Full service branch until December 2, 2016	31-Aug-17
Baltimore, MD 21200

344 N. Charles Street	Full service branch	31-Mar-23
Baltimore, MD 21201

602 Hoagie Drive	Full service branch	30-Nov-24
Bel Air, MD 21014 (2)

10301 York Road	Full service branch	31-May-26
Cockeysville, MD 21030 (2)

4040 Schroeder Avenue	Full service branch	31-Jan-28
Perry Hall, MD 21128 (2)

1726 Reisterstown Road, Suite 110	Full service branch	30-Sep-18
Pikesville, MD 21046

(1)	Expiration date, assuming the Company does not exercise all extension options.
(2)	Represents Ground leases for these facilities that are otherwise owned by the Bank.

ITEM 3. LEGAL PROCEEDINGS

Shortly after the consummation of the Hopkins Merger, on September 20, 2016, Alvin M. Lapidus, the former Chairman of Hopkins, and Lois F. Lapidus, his wife, filed a lawsuit against Bay Bank in the United States District Court, District of Maryland, in which they alleged that a former employee of Hopkins Bank embezzled approximately $1.45 million from their deposit accounts at Hopkins Bank prior to the Hopkins Merger.  The complaint seeks damages in the amount that was allegedly embezzled plus interest, which is still accruing.  This former employee was criminally charged in federal court and plead guilty to Wire Fraud, in violation of 28 U.S.C. § 1343, and Embezzlement by a Bank Employee, in violation of 28 U.S.C. § 656, and the information supporting her plea agreement identifies Mr. and Mrs. Lapidus as victims.  This former employee is scheduled to be sentenced in May 2017.  Bay Bank is vigorously defending this case and, at this point, cannot assess the likelihood of success of any of its defenses or, thus, the outcome of this litigation.  If a judgment were to be entered against Bay Bank, then Bay Bank intends to pursue an indemnity claim against a fidelity bond.  Bay Bank believes that its insurance policies will cover a portion of its legal expenses relating to this litigation and has recorded appropriate accruals in the fair value accounting of the assets and liabilities acquired in the Hopkins Merger.

In addition to the foregoing, we are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR BAY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR THE COMMON STOCK

Shares of the Company’s common stock are listed on The NASDAQ Capital Market under the symbol “BYBK”.  As of March 18, 2017, there were 293 holders of record of the Company’s common stock, which does not include any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or by broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

TRANSFER AGENT AND REGISTAR

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Co. LLC, 6201 15th Avenue, Brooklyn, NY 11219.

DIVIDENDS

During 2016 and 2015, the Company did not declare any dividends on the common stock

The Company’s ability to declare and pay dividends is limited by federal banking laws and Maryland corporation laws.  Further, because the Company is primarily a holding company for the Bank and its other subsidiaries, the Company’s ability to pay dividends will largely depend on whether the Bank is able to pay dividends to the Company.  Banking regulations limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, in connection with the Jefferson Merger, the Bank entered into the

Operating Agreement.  Under the Operating Agreement, the Bank may not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including its minimum capital requirements.  Due to the Company’s desire to preserve its and the Bank’s capital to fund growth, the Company currently does not anticipate paying cash dividends on its common stock for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends by the Company and the Bank is at the discretion of their respective Boards of Directors and will depend, in part, on our earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period.

QUARTERLY STOCK INFORMATION

The high and low closing sales prices for the shares of the Company’s common stock for each quarterly period of 2016 and 2015 as reported on the NASDAQ Capital Market are set forth in the following table:

	High	Low
2016
1st Quarter	$5.09	$4.65
2nd Quarter	5.40	4.84
3rd Quarter	5.89	4.92
4th Quarter	6.80	5.26

2015
1st Quarter	$5.21	$4.31
2nd Quarter	5.48	5.12
3rd Quarter	5.40	4.87
4th Quarter	5.34	5.00

On March 20, 2017, the closing sales price of the common stock, ticker BYBK, as reported on the NASDAQ Capital Market was $8.00 per share.

ISSUER PURCHASES OF COMMON STOCK

On February 24, 2016, the Company’s Board of Directors approved a stock purchase program that authorizes the Company to repurchase up to 250,000 shares of its common stock over a 12-month period commencing on February 24, 2016.  This authorization provided that shares may be repurchased in open market transactions or privately negotiated transactions at times, in amounts and at prices to be determined in the discretion of the Company's CEO President and Chief Executive Officer, provided that the purchase price per share could not be less than the fair market value of a share of common stock as of the date of the purchase and provided further that each proposed repurchase must be consistent with applicable securities laws and the Company’s blackout policy.  This program was publicly announced on February 26, 2016.  On August 11, 2016, the Company’s Board amended this program to (i) authorize the repurchase of an additional 250,000 shares of the Company's common stock, (ii) extend the repurchase period through August 31, 2017, and (iii) in the case of a privately-negotiated repurchase transaction, permit the Company to repurchase shares at a price that is less than the fair market value of a share of common stock at the time of repurchase.  The amended program was publicly announced on August 11, 2016.

During the fourth quarter of 2016, neither the Company nor any of its affiliates (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of the Company’s common stock.

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding Bay’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	2016	2015	2014	2013(1)	2012
Consolidated Income Statement Data:
Interest income	$23,027,431	$23,209,506	$24,115,000	$19,019,543	$9,825,529
Interest expense	1,850,134	1,834,883	1,257,199	1,261,969	572,127
Net interest income	21,177,297	21,374,623	22,857,801	17,757,574	9,253,402
Provision for loan losses	1,389,533	1,142,522	801,688	842,207	733,817
Net interest income after provision for loan losses	19,787,764	20,232,101	22,056,113	16,915,367	8,519,585
Bargain purchase gain	893,127	—	524,432	2,860,199	—
Other noninterest income	5,100,469	5,373,969	7,181,749	6,084,779	412,682
Merger related expense	1,758,337	22,097	1,028,239	2,041,756	916,174
Other noninterest expenses	21,428,071	22,518,543	26,428,132	20,073,365	7,313,090
Income before income taxes	2,594,952	3,065,430	2,305,923	3,745,224	703,003
Income taxes (benefit)	1,001,596	1,134,665	(726,785)	504,090	645,450
Net income from continuing operations, net of taxes	$1,593,356	$1,930,765	$3,032,708	$3,241,134	$57,553
Net income from discontinued operations, net of taxes	366,034	—	—	—	—
Net income from discontinued operations attributable to
non-controlling interest	199,491	—	—	—	—
Net income available to common stockholders	$1,759,899	$1,930,765	$3,032,708	$3,241,134	$57,553

Shares outstanding and per share data:
Average shares outstanding	10,734,748	11,040,159	10,370,795	8,322,811	5,829,140
Diluted average shares outstanding	10,860,152	11,178,133	10,565,336	8,342,646	5,829,140
Number of shares outstanding, at year-end	10,456,098	11,062,932	11,014,517	9,379,753	5,831,963
Net income - basic per share	$0.16	$0.17	$0.29	$0.39	$0.01
Net income - diluted per share	0.16	0.17	0.29	0.39	0.01
Book value per share at period end	6.29	6.12	6.05	5.82	5.46

Financial Condition data:
Assets	$620,303,594	$491,161,838	$479,942,985	$419,089,303	$133,243,868
Investment Securities	61,390,965	34,925,398	36,665,607	36,586,669	9,716,626
Loans (net of deferred fees and costs)	487,103,713	393,240,567	393,051,192	320,680,332	101,736,172
Allowance for loan losses	2,823,153	1,773,009	1,294,976	851,000	655,942
Deposits	526,458,394	367,415,938	387,830,132	360,933,471	100,672,130
Borrowings	20,000,000	52,300,000	22,150,000	—	—
Equity attributable to non-controlling interest	199,491	—	—	—	—
Equity attributable to common shareholders	65,727,735	67,682,489	66,643,286	54,554,268	31,824,416

Average Balances:
Assets	$536,333,860	$481,145,938	$459,782,360	$358,397,210	$127,786,614
Investment Securities	40,537,934	36,649,655	36,561,271	24,427,877	11,486,249
Loans	436,793,412	389,684,221	364,511,290	259,698,504	97,871,329
Interest-bearing Deposits	343,229,087	290,969,449	292,056,338	231,245,789	73,365,709
Borrowings	26,493,284	23,188,219	9,269,231	92,328	18,306
Stockholders’ equity	66,146,705	65,747,418	61,530,969	48,537,003	30,016,583

Selected performance ratios:
Return on average assets	0.37%	0.40%	0.66%	0.90%	0.05%
Return on average equity	2.96%	2.94%	4.93%	6.68%	0.19%
Yield on average interest-earning assets	4.50%	5.10%	5.60%	5.71%	7.89%
Rate on average interest-bearing liabilities	0.50%	0.58%	0.42%	0.55%	0.78%
Net interest spread	4.00%	4.51%	5.18%	5.16%	7.11%
Net interest margin	4.14%	4.70%	5.31%	5.33%	7.43%

Asset Quality ratios:
Allowance for loan losses to loans	0.58%	0.45%	0.33%	0.27%	0.64%
Nonperforming loans to average loans	3.02%	2.26%	3.41%	2.59%	5.30%
Nonperforming assets to total assets	2.55%	2.10%	3.10%	2.29%	4.91%
Net charge-offs to average loans	—%	0.03%	0.10%	0.25%	0.92%

Capital ratios:
Leverage ratio (2)	10.45%	13.75%	12.94%	11.41%	22.23%
Tier 1 risk-based capital ratio (2)	12.31%	16.14%	16.31%	14.42%	27.16%
Total risk-based capital ratio (2)	12.86%	16.58%	16.66%	14.68%	27.76%
Average equity to average assets	12.33%	13.66%	13.38%	13.54%	23.49%

(1)	On April 19, 2013, Jefferson completed its acquisition of Carrollton Bancorp. All transactions since the acquisition date are included in our consolidated financial statements.
(2)	Capital ratios reported for Bay Bank, FSB.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The mergers and acquisitions completed over the last several years have strengthened our market position geographically and enhanced our delivery channels, allowing us to provide extraordinary customer service while delivering a fuller range of products and services and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, payment sponsorship division and with the Hopkins Merger a reverse mortgage broker division.  Our sales organization was restructured from a chief lending officer and head of commercial real estate to market presidents for two regions and business lines.  In addition, we launched industry groups (dental, cyber and transportation) and product lines (asset-back, investor owned residential real estate and small business administration lending) to drive loan origination and deposit growth.  Amid the growth, our focus is on a high quality balance sheet, expense efficiency and improved profitability.  With the completion of the Hopkins Merger, we are poised to increase scale, profitability and leverage that should together lead to improved returns on our strong capital base.

The Bank’s relationship management activities resulted in $68.9 million in net new loan growth in the Bank’s originated portfolio which represented a 34.6% annualized pace for 2016.  The Bank resumed its focus on organic growth in the fourth quarter of 2016 after completion of the Hopkins Merger in the third quarter.  Planned declines in certificate of deposit balances prior to and in anticipation of the Hopkins Merger led to an attractive 0.39% cost of funds for the year.  The Bank has a very strong capital position and capacity for future growth with total regulatory capital to risk weighted assets of 12.9% as of December 31, 2016.  The Bank has a proven record of success in acquisitions and acquired problem asset resolutions and, at December 31, 2016, had $8.2 million in remaining net purchase discounts on acquired loan portfolios.

At December 31, 2016, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 12.31% at December 31, 2016 as compared to 16.14% at December 31, 2015.  Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

During 2015, the Company purchased 170,492 shares of its common stock at an average price of $5.03 per share pursuant to a stock purchase program (the “2015 Repurchase Program”) that the Board of Directors approved on July 30, 2015. The 2015 Repurchase Program authorized the Company to purchase up to 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions, at the Company’s discretion. On February 24, 2016, the Company’s Board of Directors approved an additional stock purchase program (the “2016 Repurchase Program”) that authorizes the Company to purchase up to an additional 250,000 shares of its common stock over a 12-month period in open market and/or through privately negotiated transactions. On August 11, 2016, the Board of Directors amended the 2016 Repurchase Program to authorize the repurchase of an additional 250,000 shares of the Company’s common stock and extend the repurchase period through August 31, 2017.  During the quarter ended March 31, 2016, the Company purchased 175,000 shares of its common stock at an average price of $4.93 per share, which consisted of the 79,508 shares remaining for purchase under the 2015 Repurchase Program and 95,492 shares pursuant to the 2016 Repurchase Program. During the third quarter of 2016, the Company purchased 150,000 shares at an average price of $5.10 per share along with a purchase of 418,436 shares through a privately negotiated transaction at an average price of $5.18 per share. As of September 30, 2016, the Company has 254,508 shares remaining under the 2016 Repurchase Program. The Board may modify, suspend or discontinue the program at any time.

On July 8, 2016, in connection with the Hopkins Merger, the Company paid aggregate merger consideration, in the form of cash, to the stockholders of Hopkins in the amount of $23,855,14, or $98.7578 per outstanding share of Hopkins common stock

.

Balance Sheet Review

Total assets were $620 million at December 31, 2016, an increase of $129 million, or 26.3%, when compared to December 31, 2015.  The increase was due mainly to the $231 million of assets acquired in the Hopkins Merger. Investment securities increased by $26.5 million or 75.8% for the year ended December 31, 2016, while loans held for investment increased by $93.9 million, or 23.9%, which was primarily driven by the $58 million acquired in the Hopkins Merger.  Loans held for sale decreased by $3.3 million, or 66.8%.  Cash and interest-bearing deposits with banks increased $5.6 million, or 16.3%, for the year ended December 31, 2016.

Total deposits were $526 million at December 31, 2016, an increase of $159 million, or 43.3%, when compared to December 31, 2015.  The increase was due to the $202 million in deposits acquired as part of the Hopkins Merger as well as a managed decline in certificates of deposits in anticipation of the Hopkins Merger.  Short term borrowings were $20 million at December 31, 2016, a decrease of $32 million, or 61.8%, when compared to December 31, 2015.

Stockholders’ equity decreased to $65.7 million at December 31, 2016, when compared to $67.7 million at December 31, 2015.  The $2.0 million, or 2.9%, decrease for the year ended December 31, 2016 resulted primarily from the $3.8 million repurchase of common stock pursuant to the Company’s stock purchase programs approved by the Board of Directors and the $0.5 million decrease of accumulated other income for unrealized losses of investment securities and defined benefit pension plan, offset by the $1.8 million retention of corporate earnings and $0.5 million issuance of common stock under the Company’s stock option plans.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net income divided by average total assets, measures how effectively we utilize our assets to produce income.  Our return on average assets for the years ended December 31, 2016 and 2015 was 0.37% and 0.40%, respectively.  Return on average equity, the quotient of net income divided by average equity, measures how effectively we invest our capital to produce income.  Return on average equity for the years ended December 31, 2016 and 2015 was 2.96% and 2.94%, respectively.

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, or “TDRs”, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $15.8 million at December 31, 2016 from $10.3 million at December 31, 2015.  The increase of $5.5 million was primarily driven by increases in nonaccrual loans of $5.8 million offset by decreases in TDRs excluding those in nonaccrual status and real estate acquired through foreclosure of $0.1 million and $0.2 million, respectively.  Nonperforming assets represented 2.55% of total assets at December 31, 2016, compared to 2.10% at December 31, 2015.

At December 31, 2016, the Bank maintained capital in excess of all “well-capitalized” regulatory requirements.  The Bank’s tier 1 risk-based capital ratio was 12.33% at December 31, 2016 as compared to 16.14% at December 31, 2015.  Liquidity remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Review of Financial Results

Net income for the year ended December 31, 2016 was $1.96 million, compared to $1.93 million for the same period of 2015.  While the results for 2016 were comparable to 2015, the increase in net income was primarily the result the $0.89 million bargain purchase gain attributable to the Hopkins Merger, $0.68 million gain on securities sold resulting from increased sales and redemption of available for sale securities, $0.37 million of income from discontinued operations as a result of the planned sale of the reverse mortgage brokerage business acquired in the Hopkins Merger and a reduction of noninterest expenses of $1.21 million.  Offsetting decreases include a $0.88 million reduction in mortgage banking fees and gains resulting from a decreased number of loans originated and sold and Hopkin Merger related expenses of $1.74 million.

Net interest income decreased to $21.2 million for the year ended December 31, 2016, when compared to $21.4 million for the same period of 2015.  The decrease of $0.20 million resulted from a $1.90 million decline in net discount accretion on purchased loans, deferred costs and deferred fees, offset by a $1.70 million increase in interest income on interest earning assets primarily due to $56.38 million of net growth in average interest-earning assets driven primarily by the assets acquired in the Hopkins Merger and new loan originations.

The net interest margin for the year ended December 31, 2016 decreased to 4.14%, when compared to 4.70% for 2015 due to the decline in discount accretion on loans and deposits.  As of December 31, 2016, the remaining net loan discounts on the Bank’s acquired loan portfolio, including loans acquired in the Hopkins Merger, totaled $8.17 million.

Noninterest income for the year ended December 31, 2016 was $5.99 million, compared to $5.37 million for the same period of 2015.  This increase was primarily the result of the $0.89 million bargain purchase gain resulting from the Hopkins Merger, increases in payment sponsorship fees $0.12 million, other income of $0.12 million and gain on securities sold resulting from increased sales and redemption of available for sale securities of $0.39 million.  Offsetting decreases of $0.88 million in mortgage banking fees and gains resulting from a decreased number of loans originated and sold.

Noninterest expense for the year ended December 31, 2016 was $23.19 million compared to $22.54 million for 2015, an increase of $0.65 million.  The primary contributors to the increase were $1.74 million in merger and acquisition related expenses, offset by decreases of $0.36 million in salary and employee benefits, $0.22 million of occupancy and equipment expenses, $0.28 million of legal, accounting and other professional fees, $0.16 million of data processing and item processing services and $0.24 million of loan collection costs.

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

Allowance for Loan Losses

The allowance involves a higher degree of judgment and complexity than other significant accounting policies.  The allowance is calculated with the objective of maintaining a reserve level believed by us to be sufficient to absorb estimated probable loan losses.  Our determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired and purchase credit impaired (“PCI”) loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience.  The process also considers economic conditions and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from our estimates, an additional provision for loan losses may be required that would adversely impact earnings in future periods.  See the section of this document titled, “Allowance for Loan Losses and Credit Risk Management.”

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

	2016			2015			2014
	Average			Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$29,235,495	$208,981	0.71%	$18,200,042	$37,297	0.20%	$21,901,452	$49,811	0.23%
Investment securities available for sale	39,333,535	909,153	2.31%	35,370,228	821,969	2.32%	36,050,260	928,974	2.58%
Investment securities held to maturity	1,204,399	32,782	2.72%	1,279,427	32,779	2.56%	511,011	10,792	2.11%
Restricted equity securities	1,616,835	87,444	5.41%	1,453,728	58,763	4.04%	979,969	30,611	3.12%
Total interest-bearing deposits with banks, fed funds sold, and investments	71,390,264	1,238,360	1.73%	56,303,425	950,808	1.69%	59,442,692	1,020,188	1.72%

Loans held for sale	3,456,844	120,997	3.50%	9,268,964	350,833	3.79%	6,873,298	246,212	3.58%
Loans, net
Commercial & Industrial	56,060,718	2,654,860	4.74%	35,800,127	1,888,496	5.28%	43,734,768	2,977,357	6.81%
Commercial Real Estate	186,954,260	9,431,078	5.04%	162,950,066	9,131,583	5.60%	158,091,703	9,885,986	6.25%
Residential Real Estate	137,510,914	7,042,723	5.12%	131,931,315	7,756,119	5.88%	107,485,763	6,467,857	6.02%
HELOC	33,103,754	1,459,779	4.41%	33,674,244	1,653,351	4.91%	35,851,459	1,979,302	5.52%
Construction	16,200,572	811,515	5.01%	18,741,548	1,101,524	5.88%	15,652,957	1,251,447	7.99%
Land	5,378,023	155,056	2.88%	5,439,531	263,058	4.84%	2,482,128	186,754	7.52%
Consumer & Other	1,585,171	113,063	7.13%	1,147,390	113,734	9.91%	1,212,512	99,897	8.24%
Total loans, net (1)	436,793,412	21,668,074	4.96%	389,684,221	21,907,865	5.62%	364,511,290	22,848,600	6.27%
Total earning assets	511,640,520	$23,027,431	4.50%	455,256,610	$23,209,506	5.10%	430,827,280	$24,115,000	5.60%
Cash	6,679,212			3,955,371			4,082,953
Allowance for loan losses	(2,137,016)			(1,291,307)			(1,132,374)
Market valuation	627,296			538,025			231,775
Other assets	19,523,848			22,687,239			25,772,726
Total non-earning assets	24,693,340			25,889,328			28,955,080
Total Assets	$536,333,860			$481,145,938			$459,782,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$129,299,405	$322,233	0.25%	$84,326,839	$94,597	0.11%	$80,030,537	$90,741	0.11%
Money market	98,303,236	264,108	0.27%	91,545,248	263,821	0.29%	83,404,571	305,217	0.37%
Time deposits	115,626,446	1,072,357	0.93%	115,097,362	1,403,481	1.22%	128,621,230	835,685	0.65%
Total interest-bearing deposits	343,229,087	1,658,698	0.48%	290,969,449	1,761,899	0.61%	292,056,338	1,231,643	0.42%
Borrowed funds:
Federal funds purchased	2,985	28	0.93%	65,753	604	0.92%	—	—	—%
FHLB advances and other borrowed funds	26,490,299	191,408	0.72%	23,188,219	72,380	0.31%	9,269,231	25,556	0.28%
Total borrowed funds	26,493,284	191,436	0.72%	23,253,972	72,984	0.31%	9,269,231	25,556	0.28%
Total interest-bearing funds	369,722,371	1,850,134	0.50%	314,223,421	1,834,883	0.58%	301,325,569	1,257,199	0.42%
Noninterest-bearing deposits	99,915,024	—		97,275,956	—		93,643,953	—
Total cost of funds	469,637,395	$1,850,134	0.39%	411,499,377	$1,834,883	0.45%	394,969,522	$1,257,199	0.32%
Other liabilities and accrued expenses	549,760			3,899,143			3,281,869
Total Liabilities	470,187,155			415,398,520			398,251,391
Stockholders' Equity	66,146,705			65,747,418			61,530,969
Total Liabilities and Stockholders' Equity	$536,333,860			$481,145,938			$459,782,360
Net interest income and spread (2)		$21,177,297	4.00%		$21,374,623	4.51%		$22,857,801	5.18%
Net interest margin (3)			4.14%			4.70%			5.31%

(1)	Non-accrual loans are included in average loan balances.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income decreased to $21.18 million for the year ended December 31, 2016, compared to $21.37 million for the same period of 2015.  The decrease of 0.20 million resulted from a $1.90 million decline in net discount accretion on purchased loans, deferred costs and deferred fees, offset by a $1.70 million increase in interest income on interest earning assets, primarily due to $56.38 million of net growth in average interest-earning assets driven primarily by the assets acquired in the Hopkins Merger and new loan originations.

Total interest income decreased by $0.18 million, or 0.78%, for the year ended December 31, 2016, when compared to the same period of 2015.  Interest income on loans decreased by $0.24 million, or 1.09%, and loans held for sale decreased $0.23 million, or 65.51%, for the year ended December 31, 2016, when compared to the same period of 2015.  Interest income on investment securities and interest-bearing deposits in banks and federal funds sold increased by $0.29 million for the year ended December 31, 2016, when compared to the same period of 2015.  The decrease in total interest income was due primarily to a $1.90 million decline in net discount accretion on purchased loans, deferred costs and deferred fees, offset by a $1.70 million increase in interest income on interest earning assets primarily due to $56.38 million of net growth in average interest-earning assets driven primarily by the assets acquired in the Hopkins Merger and new loan originations.

Total interest expense decreased by $0.02 million, or 0.92%, for the year ended December 31, 2016, when compared to the same period of 2015.  The total cost of interest-bearing liabilities decreased to 0.50% for the year ended December 31, 2016, when compared to 0.58% for the same period of 2015.  The increase in interest expense was primarily related to a $0.05 million decline in the amortization of mark to market adjustments on deposits and an increase of $0.12 million in borrowings, offset by a $0.06 million decline in interest on deposits.  Average noninterest-bearing deposits increased $2.6 million in 2016, when compared to the same period of 2015, while the percentage of average noninterest-bearing deposits to total deposits was 22.55% for 2016 and 25.06% for 2015.

Effect of Volume and Rate Changes on Net Interest Income

The following table presents the effect of volume and rate changes on net interest income for the periods indicated:

	2016 Versus 2015			2015 Versus 2014
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income:
Loans	$2,425,969	$(2,665,761)	$(239,792)	$1,510,232	$(2,450,967)	$(940,735)
Total interest-bearing deposits with banks, fed funds sold, and investments	130,439	157,113	287,552	11,623	(81,004)	(69,381)
Loans held for sale	(205,211)	(24,625)	(229,836)	89,997	14,624	104,621
Total Interest Income	2,351,197	(2,533,273)	(182,076)	1,611,852	(2,517,347)	(905,495)

Interest Expense:
Time deposits	6,422	(337,546)	(331,124)	(96,118)	663,913	567,795
Other interest-bearing deposits	87,966	139,955	227,921	32,626	(70,165)	(37,539)
Borrowings	11,047	107,405	118,452	43,641	3,787	47,428
Total Interest Expense	105,435	(90,186)	15,249	(19,851)	597,535	577,684

(Decrease)/Increase in Net Interest Income	$2,245,762	$(2,443,087)	$(197,325)	$1,631,703	$(3,114,882)	$(1,483,179)

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

We recorded a provision for loan losses of $1,389,533 and $1,142,522 for the years ended December 31, 2016 and 2015, respectively.  As a result, the allowance for loan losses was $2.82 million at December 31, 2016, representing 0.58% of total loans, compared to $1.77 million, or 0.45% of total loans, at December 31, 2015.  Management expects both the allowance for losses and the related provision for loan losses to increase in the future due to the continued runoff of the acquired loan portfolio and growth in new loan originations.

Noninterest Income

The following table reflects the amounts and changes in noninterest income for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31:		2016 vs 2015
	2016	2015	$ Change	% Change

Payment sponsorship fees	$2,524,101	$2,402,589	$121,512	5%
Mortgage banking fees and gains	832,990	1,708,779	(875,789)	(51)%
Service charges on deposit accounts	278,949	313,697	(34,748)	(11)%
Bargain purchase gain	893,127	—	893,127	—%
Gain on securities sold	680,982	289,912	391,070	135%
Other income	783,447	658,992	124,455	19%
Total Noninterest Income	$5,993,596	$5,373,969	$619,627	12%

Noninterest income for the year ended December 31, 2016 was $5.99 million, compared to $5.37 million for the same period of 2015.  The increase in 2016 was primarily the result of a $0.89 million bargain purchase gain resulting from the Hopkins Merger and increases in payment sponsorship fees $0.12 million, other income of $0.12 million and gain on securities sold resulting from increased sales and redemption of available for sale securities of $0.39 million, offset by decreased of $0.9 million in mortgage banking fees and gains resulting from a decreased number of loans originated and sold.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the years ended December 31, 2016 and 2015:

	Year Ended December 31:		2016 vs 2015
	2016	2015	$ Change	% Change

Salary and employee benefits	$11,301,774	$11,666,515	$(364,741)	(3)%
Occupancy and equipment expenses	3,341,221	3,559,576	(218,355)	(6)%
Legal, accounting and other professional fees	1,082,206	1,361,907	(279,701)	(21)%
Data processing and item processing services	1,212,471	1,372,688	(160,217)	(12)%
FDIC insurance costs	464,616	403,502	61,114	15%
Advertising and marketing related expenses	378,924	377,906	1,018	0%
Foreclosed property expenses	474,652	463,949	10,703	2%
Loan collection costs	106,361	343,521	(237,160)	(69)%
Core deposit intangible amortization	790,876	854,098	(63,222)	(7)%
Merger related expenses	1,758,337	22,097	1,736,240	7,857%
Other expenses	2,274,970	2,114,881	160,089	8%
Total Noninterest Expenses	$23,186,408	$22,540,640	$645,768	3%

Noninterest expense for the year ended December 31, 2016 was $23.19 million compared to $22.54 million for 2015, an increase of $0.65 million.  The increase was driven primarily by an increase of $1.74 million in merger and acquisition related expenses, offset by decreases of  $0.37 million in salary and employee benefits, $0.22 million of occupancy and equipment expenses, $0.28 million of legal, accounting and other professional fees, $0.16 million of data processing and item processing services and $0.24 million of loan collection costs.

Income Taxes

For the year ended December 31, 2016, the provision for income taxes totaled $1.0 million, or an effective tax rate of 36.9%, compared to a provision for income taxes of $1.1 million, or an effective tax rate of 37.0%, for 2015.

FINANCIAL CONDITION

Our total assets were $620 million at December 31, 2016, an increase of $129 million, or 26.3%, when compared to the $491 million recorded at December 31, 2015.  Loans and investment securities increased by $93.9 million, or 23.9%, and $26.5 million, or 75.8%, respectively, as a result of the $58.1 million and $41.5 million in loans and investment securities, respectively, acquired in the Hopkins Merger.  In addition, we increased our investment in bank owned life insurance by $10.1 million, or 180.3%.  Total deposits were $526 million at December 31, 2016, an increase of $159.0 million, or 43.3%, when compared to the $367 million recorded at December 31, 2015.  The increase was due to the $202 million in deposits acquired as part of the Hopkins Merger as well as a managed decline in certificates of deposits prior to and in anticipation of the Hopkins Merger.  Short term borrowings were $20 million at December 31, 2016, a decrease of $32 million, or 61.8%, when compared to December 31, 2015 primarily as a result of the $101 million in cash acquired in the Hopkins Merger which was used to retire outstanding FHLB borrowings.  Stockholders’ equity decreased to $65.7 million at December 31, 2016, compared to $67.7 million at December 31, 2015.  The $2.0 million, or 2.9%, decrease for the year ended December 31, 2016 resulted primarily from the $3.8 million repurchase of common stock pursuant to the Company’s stock purchase programs, offset by the $1.8 million retention of corporate earnings.  The book value of the Company’s common stock was $6.29 at December 31, 2016 and $6.13 at December 31, 2015.

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

The investment portfolio consists primarily of U.S. Government agency securities, U.S. Treasury securities, residential mortgage-backed securities, state and municipal obligations and corporate bonds.  The income from state and municipal obligations is exempt from federal income tax.  Certain agency securities are exempt from state income taxes. We use the investment portfolio as a source of both liquidity and earnings.  Management continues to evaluate investment options that will produce income without assuming significant credit or interest rate risk and to look for opportunities to use liquidity from maturing investments to reduce our use of high cost time deposits and borrowed funds.

Investment securities increased $26.5 million to $61.4 million at December 31, 2016 from $34.9 at December 31, 2015.  This increase was primarily driven by the $41.5 million of investment securities acquired in the Hopkins Merger and $18.4 million of purchases, offset by $28.3 million of net sales and redemption of investment securities and principal pay downs of $4.9 million.

The composition of investment securities, at carrying value, at December 31, 2016, 2015 and 2014 are presented in the following table:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Available for sale securities
U.S. government agency	$7,773,118	11.4%	$3,810,639	11.4%	$7,778,271	21.9%
U.S. treasury securities	8,623,259	17.6%	5,872,140	17.6%	—	0.0%
Residential mortgage-backed securities	30,813,481	45.0%	15,023,225	45.0%	20,870,927	59.0%
State and municipal bonds	2,637,280	13.6%	4,531,554	13.6%	4,654,146	13.2%
Corporate bonds	10,328,455	12.2%	4,058,140	12.2%	2,030,000	5.7%
Total debt securities	60,175,593	99.8%	33,295,698	99.8%	35,333,344	99.8%
Equity securities	57,134	0.2%	56,535	0.2%	16,545	0.2%
Total available for sale	$60,232,727	100.0%	$33,352,233	100.0%	$35,349,889	100.0%

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Held to maturity securities
U.S. government agency	$-	0.0%	$334,257	21.2%	$—	0.0%
Residential mortgage-backed securities	1,158,238	100.0%	1,238,908	78.8%	1,315,718	83.6%
Total held to maturity	$1,158,238	100.0%	$1,573,165	100.0%	$1,573,165	100.0%

Maturities and weighted average yields for investment securities at December 31, 2016 are presented in the following table:

	2016
	Amortized	Fair	Yield
	Cost	Value	(1), (2)
Maturing - Available for sale
Within one year	$6,122,743	$6,100,575	1.57%
Over one to five years	12,570,846	12,642,657	1.90%
Over five to ten years	7,765,282	7,627,060	3.37%
Over ten years	3,028,656	2,991,820	2.98%
Residential mortgage-backed securities	30,952,601	30,813,481	2.50%
Total debt securities	$60,440,128	$60,175,593

	2016
	Amortized	Fair	Yield
	Cost	Value	(1), (2)
Maturing - Held to maturity
Within one year	$—	$—	0%
Over one to five years	—	—	0%
Over five to ten years	—	—	0%
Over ten years	—	—	0%
Residential mortgage-backed securities	1,158,238	1,149,342	2.64%
Total held to maturity	$1,158,238	$1,149,342

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities decreased $1.1 million, or 38.6%, to $1.8 million at December 31, 2016, from $3.0 million at December 31, 2015.  This decrease resulted primarily from the net purchase and redemption of FHLB stock required as a result of increases and decreases in borrowings from the FHLB.

Loans Held for Sale

Loans held for sale were $1.6 million at December 31, 2016, compared to $4.9 million at December 31, 2015.  The decrease in loans held for sale for 2016 was due to lower originations and loan sales due to a fewer number of loan originators during the year ended 2016. Loans originated for sale to third-party investors generally remain on our balance sheet for an average of 45 days.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial & Industrial	$67,234,642	14%	$46,464,340	12%	$33,454,280	9%	$34,278,539	11%	$20,601,207	20%
Commercial Real Estate	205,495,337	43%	168,569,159	43%	158,714,554	40%	157,450,876	49%	39,906,055	39%
Residential Real Estate	153,368,115	31%	124,810,853	32%	140,374,035	36%	73,323,554	23%	22,229,445	22%
Home Equity Line of Credit	33,256,012	7%	33,722,696	9%	35,717,982	9%	33,257,822	10%	10,284,221	10%
Land	5,870,999	1%	5,229,645	1%	5,856,875	1%	1,716,747	1%	3,098,973	3%
Construction	19,804,912	4%	13,277,353	3%	18,052,287	5%	19,343,013	6%	4,704,581	5%
Consumer & Other	2,073,696	—%	1,166,521	—%	881,179	—%	1,309,781	—%	911,690	1%
Total Loans	487,103,713	100%	393,240,567	100%	393,051,192	100%	320,680,332	100%	101,736,172	100%
Less: Allowance for Loan Losses	(2,823,153)		(1,773,009)		(1,294,976)		(851,000)		(655,942)
Net Loans	$484,280,560		$391,467,558		$391,756,216		$319,829,332		$101,080,230

Loans, net of deferred fees and costs, increased by $93.9 million to $487.1 million at December 31, 2016 from $393.2 million at December 31, 2015, primarily due to the $58.1 million of loans acquired in the Hopkins Merger and $69.1 million in new originations outpacing pay downs and a slowing in the pace of purchased impaired loan resolutions.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2016:

		After One Through
	One Year or Less	Five Years	After Five Years	Total
By Loan Category:
Commercial & Industrial	$23,972,838	$17,636,421	$25,625,383	$67,234,642
Commercial Real Estate	18,198,918	69,259,111	118,037,308	205,495,337
Residential Real Estate	13,398,289	21,095,466	118,874,360	153,368,115
Land	27,709,988	376,676	5,169,348	33,256,012
Home Equity Line of Credit	3,057,656	168,146	2,645,197	5,870,999
Construction	12,473,181	2,617,977	4,713,754	19,804,912
Consumer & Other	723,406	459,212	891,078	2,073,696
Total	$99,534,276	$111,613,009	$275,956,428	$487,103,713

By Rate Terms:
Fixed rate	15,873,817	95,570,887	235,701,975	347,146,679
Adjustable rate	83,660,459	16,042,122	40,254,453	139,957,034
Total	$99,534,276	$111,613,009	$275,956,428	$487,103,713

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

At December 31, 2016, we had 261 impaired loans totaling $36.1 million (including PCI loans of $31.0 million).  Of this amount, 132 impaired loans totaling $11.7 million were classified as nonaccrual loans.  At December 31, 2016, TDRs included in impaired loans totaled $1.8 million, nine loans of which were included in nonaccrual loans having a total balance of $1.3 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At December 31, 2016, the total valuation allowance for impaired loans was $0.27 million.

At December 31, 2015, we had 238 impaired loans totaling $34.0 million (including PCI loans of $28.6 million).  Of this amount, 88 impaired loans totaling $5.9 million were classified as nonaccrual loans.  At December 31, 2015, TDRs included in impaired loans totaled $2.0 million, 14 loans of which were included in nonaccrual loans having a total balance of $1.4 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At December 31, 2015, the total valuation allowance for impaired loans was $0.06 million.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2016	2015	2014	2013	2012

Nonaccrual loans excluding PCI loans	$5,001,338	$4,794,377	$5,237,356	$3,809,000	$1,299,252
Nonaccrual PCI loans	6,686,085	1,089,461	1,620,710	179,114	656,624
TDR loans excluding those in nonaccrual loans	500,411	623,912	1,155,508	1,633,980	1,794,220
Accruing loans past due 90+ days excluding PCI loans	—	—	—	—	460,354
Accruing PCI loans past due 90+ days	2,421,735	2,354,891	5,380,847	2,692,572	1,186,437

Total nonperforming loans	14,609,569	8,862,641	13,394,421	8,314,666	5,396,887

Real estate acquired through foreclosure	1,224,939	1,459,732	1,480,472	1,290,120	1,151,256

Total nonperforming assets	$15,834,508	$10,322,373	$14,874,893	$9,604,786	$6,548,143

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $15.8 million at December 31, 2016 from $10.3 million at December 31, 2015.  Nonperforming assets represented 2.55% of total assets at December 31, 2016, compared to 2.10% at December 31, 2015.  The level of nonperforming assets increased primarily due to increases in nonaccrual loans of $5.8 million offset by decreases in TDRs  excluding those in nonaccrual status and real estate acquired through foreclosure of $0.1 million and $0.2 million, respectively.  Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  As of December 31, 2016, these loans totaled $12.1 million and consisted primarily of Commercial Real Estate and Residential Real Estate loans which had balances of $4.9 million and $4.8 million, respectively.  As of December 31, 2015, these loans totaled $17.0 million and consisted primarily of Commercial Real Estate and Residential Real Estate loans which had balances of $7.8 million and $6.3 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The general component covers pools of similar loans, including purchased loans that did not have deteriorated credit quality at acquisition and new loan originations, and is based upon historical loss experience of the Bank or peer bank group if the Bank’s loss experience is deemed by management to be insufficient and several qualitative factors.  These qualitative factors address various risk characteristics in the Bank’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time as the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The general component may fluctuate from period to period if changes occur in the mix of the Bank’s loan portfolio, economic conditions, or specific industry conditions.

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

The allowance was $2,823,153 at December 31, 2016, compared to $1,773,009 at December 31, 2015.  The allowance as a percentage of total portfolio loans was 0.58% at December 31, 2016 and 0.45% at December 31, 2015.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was net unamortized discount of $0.4 million and $0.5 million at December 31, 2016 and December 31, 2015, respectively, which represented 3.3% and 3.1%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $1.0 million and $1.1 million at December 31, 2016 and December 31, 2015, respectively, which represented 1.2% and 1.1%, respectively, of the related loan balance.  For non-impaired acquired legacy Slavie Federal Savings Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $1.6 million and $1.8 million at December 31, 2016 and December 31, 2015, respectively, which represented 4.1% and 4.0%, respectively, of the related loan balance.  For non-impaired acquired legacy Hopkins Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $0.4 million at December 31, 2016, which represented 0.8% of the related loan balance.

As the total combined remaining net discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the year ended December 31, 2016, we recorded net charge offs of $339,389, compared to net charge offs of $664,489 during the year ended December 31, 2015.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance at beginning of year	$1,773,009	$1,294,976	$851,000	$655,942	$824,653
Charge offs:
Commercial & Industrial	—	80,869	—	82,860	101,128
Commercial Real Estate	—	45,573	300,214	187,419	1,796
Residential Real Estate	385,069	454,356	274,382	441,421	183,765
Home Equity Line of Credit	5,203	64,918	79,492	10,919	647,063
Land	—	—	—	—	36,177
Construction	—	76,347	—	—	—
Consumer & Other	455	2,495	934	1,000	—
Total charge offs	390,727	724,558	655,022	723,619	969,929

Recoveries:
Commercial & Industrial	—	—	30,000	—	30,000
Commercial Real Estate	—	—	137,072	—	1,796
Residential Real Estate	51,338	46,569	109,827	39,135	7,000
Home Equity Line of Credit	—	13,000	9,844	13,578	28,605
Land	—	—	—	23,026	—
Construction	—	—	—	—	—
Consumer & Other	—	500	10,567	731	—
Total recoveries	51,338	60,069	297,310	76,470	67,401

Net charge offs	339,389	664,489	357,712	647,149	902,528
Provision for loan loss	1,389,533	1,142,522	801,688	842,207	733,817

Balance at end of year	$2,823,153	$1,773,009	$1,294,976	$851,000	$655,942

Allowance as a percentage of total loans at the end of the year	0.58%	0.45%	0.33%	0.27%	0.64%
Net charge offs as a percentage of average loans during the year	0.08%	0.17%	0.10%	0.25%	0.92%

The following table presents the allowance for loan losses by loan category at the dates indicated below:

	2016		2015		2014		2013		2012
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial & Industrial	$369,857	13%	$210,798	12%	$200,510	9%	$167,400	11%	$121,759	20%
Commercial Real Estate	1,082,855	38%	727,869	43%	554,585	40%	324,080	49%	131,350	39%
Residential Real Estate	1,043,778	37%	593,084	32%	203,413	36%	80,239	23%	199,306	22%
Home Equity Line of Credit	184,296	7%	157,043	9%	166,733	9%	129,203	10%	81,955	10%
Land	19,159	1%	15,713	1%	8,687	1%	6,918	1%	6,400	3%
Construction	111,503	4%	62,967	3%	153,089	5%	135,416	6%	109,335	5%
Consumer & Other	11,705	—%	5,535	—%	7,959	—%	7,744	—%	5,837	1%
Total Loans	$2,823,153	100%	$1,773,009	100%	$1,294,976	100%	$851,000	100%	$655,942	100%

Deposits

The following deposit table presents the composition of deposits at December 31, 2016 and 2015:

	2016		2015		2016 vs 2015
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$111,378,694	21%	$101,838,210	28%	$9,540,484	9%

Interest-bearing deposits:
Checking	58,482,158	11%	53,992,300	15%	4,489,858	8%
Savings	120,376,229	23%	38,086,749	10%	82,289,480	216%
Money market	109,550,925	21%	88,946,436	24%	20,604,489	23%
Total interest-bearing checking, savings and money market deposits	288,409,312	55%	181,025,485	49%	107,383,827	59%

Time deposits under $100,000	72,021,712	14%	41,150,349	11%	30,871,363	75%
Time deposits of $100,000 or more	54,648,676	10%	43,401,894	12%	11,246,782	26%
Total time deposits	126,670,388	24%	84,552,243	23%	42,118,145	50%

Total interest bearing deposits	415,079,700	79%	265,577,728	72%	149,501,972	56%

Total Deposits	$526,458,394	100%	$367,415,938	100%	$159,042,456	43%

Total deposits were $526 million at December 301 2016, an increase of $159.0 million when compared to December 31, 2015.  Within the deposit base, interest bearing checking account balances increased $9.5 million, or 9%, interest bearing savings account balances increased by $82.3 million, or 216%, money market balances increased $20.6 million, or 23%, and time deposit balances increased by $42.1 million, or 50%, when compared to the amounts at December 31, 2015.  The $159.0 million increase in total deposits was primarily attributable to the $202 million in deposits acquired as part of the Hopkins Merger as well as a managed decline in certificates of deposits.

The ratio of noninterest-bearing deposits to total deposits was 21% as of December 31, 2016,  a decrease of 9% from December 31, 2015.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network.  Through this deposit matching network, which includes CDARS and ICS, we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through CDARS and ICS on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At December 31, 2016, we had $11.1 million in CDARS and ICS deposits through the reciprocal deposit program, compared to $9.3 at December 31, 2015.  We can also choose to place deposits through this network without receiving matching deposits.  At December 31, 2016, there were no non-reciprocating balances through this network, compared to $0.1 million at December 31, 2015.

Average balances by deposit category and the related average rate paid for the periods indicated are presented in the following table:

	Years Ended December 31,
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing deposits	$99,915,024	—%	$97,275,956	—%	$93,643,953	—%
Interest-bearing deposits:
Checking	52,257,137	0.11%	46,872,288	0.11%	45,700,865	0.10%
Savings	77,042,268	0.34%	37,454,550	0.12%	34,329,672	0.12%
Money market	98,303,236	0.27%	91,545,248	0.28%	83,404,571	0.37%
Total interest-bearing checking, savings and money market deposits	227,602,641	0.26%	175,872,086	0.20%	163,435,108	0.24%

Total time deposits	115,626,446	0.93%	115,097,364	1.22%	128,621,230	0.65%

Total interest-bearing deposits	343,229,087	0.48%	290,969,450	0.60%	292,056,338	0.42%

Total Deposits	$443,144,111	0.37%	$388,245,406	0.45%	$385,700,291	0.32%

The following table presents the maturity distribution for time deposits of $100 thousand or more at December 31, 2016:

Amount
Three months or less	$9,150,211
Over three months through six months	7,638,632
Over six months through twelve months	13,886,076
Over twelve months	23,973,758
Total Time Deposits	$54,648,677

Borrowings

Borrowings at December 31, 2016 consist of FHLB overnight borrowings of $20.0 million, compared to FHLB overnight borrowings of $52.0 million and Atlantic Community Bankers Bank (“ACBB”) advances of $0.3 million, respectively, as of December 31, 2015.  The combined $32.3 million decrease in FHLB borrowings and ACBB advances resulted from the Bank’s integration with Hopkins Bank’s deposit funded balance sheet following the Hopkins Merger on July 8, 2016.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At December 31, 2016, our total stockholders’ equity decreased to $65.7 million from $67.7 million at December 31, 2015, primarily as a result of the $3.8 million repurchase of common stock pursuant to the Company’s stock purchase programs and the $0.5 million decrease of accumulated other income for unrealized losses of investment securities and defined benefit pension plan, offset by the $1.8 million retention of corporate earnings and $0.5 million issuance of common stock under the Company’s stock option plans.

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

In July 2013, federal bank regulatory agencies issued a final rule that revises their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  These Basel III Capital Rules were applicable to the Bank effective January 1, 2015, but they do not apply to the Company since it is a small bank holding company with less than $1.0 billion in total consolidated assets.  The Federal Reserve Board raised the threshold for the small bank holding company exclusion from $500 million to $1 billion in April 2015.

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

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At December 31, 2016, $0.9 million of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the OCC requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5%, but an individual institution could be required to maintain a higher level.  In connection with the merger of Carrollton Bank with and into the Bank, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement. In 2016, the OCC reduced the required leverage ratio for the Bank to at least 8.5%. The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At December 31, 2016 and 2015, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:

Common Equity Tier 1 Capital	$63,162	12.33%	$23,052	4.50%	$33,298	6.50%

Tier I Risk-Based Capital Ratio	$63,162	12.33%	$30,736	6.00%	$40,982	8.00%

Total Risk-Based Capital Ratio	$65,988	12.88%	$40,982	8.00%	$51,227	10.00%

Tier 1 Leverage Ratio	$63,162	10.47%	$24,135	4.00%	$30,169	5.00%

As of December 31, 2015:

Common Equity Tier 1 Capital	$65,465	16.14%	$18,249	4.50%	$26,360	6.50%

Tier I Risk-Based Capital Ratio	$65,465	16.14%	$24,332	6.00%	$32,443	8.00%

Total Risk-Based Capital Ratio	$67,238	16.58%	$32,443	8.00%	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	$23,801	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $101.6 million at December 31, 2016.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At December 31, 2016, we had $7.6 million in cash and due from banks, $32.4 million in interest-bearing deposits with banks and federal funds sold, and $60.2 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank of Richmond (the “Reserve Bank”) and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $151.4 million with the FHLB of which $131.4 million was available to be drawn on December 31, 2016 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $27.8 million of securities pledged at the FHLB, $0.1 million of securities pledged at the Reserve Bank, and an additional $14.8 million of unpledged securities.  Using these securities as collateral, the Bank could borrow approximately $42.6 million as of December 31, 2016.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line.  In March 2016, the Company and the lender under its unsecured revolving line of credit amended that line to increase the available borrowing limit from $1.0 million to $2.5 million, which was renewed in full in November 2016.  The proceeds of the Company’s line of credit may be used for general corporate purposes.  At December 31, 2016, there were outstanding balances of $20.0 million under the Bank’s FHLB line and of $0 under the Company’s other line of credit.

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

We prepare a current base case and up to eight alternative simulations at least once a quarter and report the analysis to the board of directors.  In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions or strategy analysis so dictate.

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

At December 31, 2016, we were in a liability sensitive position over a one year measurement horizon.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400	bp	+300	bp	+200	bp	+100	bp	(100)	bp	(200)	bp	(300)	bp	(400)	bp
Policy Limit	(20.0)%		(15.0)%		(10.0)%		(5.0)%		(5.0)%		(10.0)%		(15.0)%		(20.0)%
December 31, 2016	(9.9)%		(7.4)%		(4.9)%		(2.4)%		(4.0)%		N/A		N/A		N/A
December 31, 2015	(2.2)%		(1.6)%		(1.0)%		(0.4)%		(3.9)%		N/A		N/A		N/A

As shown above, measures of net interest income at risk were slightly less favorable at December 31, 2016 than at December 31, 2015 at all interest rate shock level over a 12 month modelling period.  All measures remained within prescribed policy limits.  The primary contributor to the less favorable position was the less asset sensitive balance sheet.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+400	bp	+300	bp	+200	bp	+100	bp	(100)	bp	(200)	bp	(300)	bp	(400)	bp
Policy Limit	(25.0)%		(20.0)%		(15.0)%		(10.0)%		(10.0)%		(15.0)%		(20.0)%		(25.0)%
December 31, 2016	5.1%		4.8%		3.9%		3.2%		(15.1)%		N/A		N/A		N/A
December 31, 2015	8.9%		7.7%		5.9%		4.0%		(12.4)%		N/A		N/A		N/A

The EVE at risk declined slightly at December 31, 2016 when compared to December 31, 2015 in all interest rate shock levels.    We evaluated the slightly below policy decrease in the declining rate scenario shown in the table above.    Although we believe the likelihood of this scenario is extremely remote, we will continue to monitor our strategy and measure the impact of our adjustments to ensure they do not exacerbate or create new out-of-policy limit results.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

We have various contractual obligations that may require future cash payments.  The following table presents our significant contractual obligations as of December 31, 2016:

	Projected Maturity Date or Payment Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time Deposits (1)	$126,670,388	$73,737,660	$39,266,200	$13,547,460	$119,068
Operating lease obligations (2)	7,294,432	1,158,632	1,995,154	1,376,391	2,764,255
Purchase obligations (3)	1,486,000	1,051,000	395,000	40,000
Total	$135,450,820	$75,947,292	$41,656,354	$14,963,851	$2,883,323

(1)	In the normal course of business, a substantial portion of these balances rollover into new time deposits.
(2)	The total obligation is estimated based on our normal monthly charges.
(3)	Represents payments required under a contract with our data processing services provider which expires in April 2018 and our financial systems service providers.

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

The following table presents our outstanding loan commitments, lines and letters of credit and mortgage loan repurchase obligations as of December 31, 2016:

December 31, 2016
Loan commitments	$7,729,629
Unused lines of credit	93,883,713
Standby letters of credit	8,424,706
Mortgage loan repurchase obligation	7,177,755

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  Management is not aware of any accounting loss that we would incur by funding these commitments.  The Company’s contractual obligation for mortgage loan repurchase arises only when the breach of representations and warranties are discovered and repurchase is demanded.  The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events.  The loan balances and other fees subject to repurchase were $7.2 million and $3.6 million at December 31, 2016 and 2015, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bay Bancorp, Inc.

Columbia, Maryland

We have audited the accompanying consolidated balance sheets of Bay Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statement of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Gaithersburg, Maryland

April 5, 2017

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

Cash and due from banks	$7,591,685	$8,059,888
Interest bearing deposits with banks and federal funds sold	32,435,771	26,353,334
Total Cash and Cash Equivalents	40,027,456	34,413,222

Investment securities available for sale, at fair value	60,232,727	33,352,233
Investment securities held to maturity, at amortized cost	1,158,238	1,573,165
Restricted equity securities, at cost	1,823,195	2,969,595
Loans held for sale	1,613,497	4,864,344

Loans, net of deferred fees and costs	487,103,713	393,240,567
Less: Allowance for loan losses	(2,823,153)	(1,773,009)
Loans, net	484,280,560	391,467,558

Real estate acquired through foreclosure	1,224,939	1,459,732
Premises and equipment, net	3,882,343	5,060,802
Bank owned life insurance	15,729,302	5,611,352
Core deposit intangibles	3,030,309	2,624,184
Deferred tax assets, net	2,984,718	2,723,557
Accrued interest receivable	1,884,945	1,271,871
Accrued taxes receivable	1,153,102	2,775,237
Prepaid expenses	1,001,723	691,372
Other assets	276,540	303,614
Total Assets	$620,303,594	$491,161,838

LIABILITIES

Noninterest-bearing deposits	$111,378,694	$101,838,210
Interest-bearing deposits	415,079,700	265,577,728
Total Deposits	526,458,394	367,415,938

Short-term borrowings	20,000,000	52,300,000
Defined benefit pension liability	994,156	829,237
Accrued expenses and other liabilities	6,923,818	2,934,174
Total Liabilities	554,376,368	423,479,349

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per shares, authorized 20,000,000 shares, issued and outstanding 10,456,098 and 11,062,932 shares as of December 31, 2016 and 2015, respectively.	10,456,098	11,062,932
Additional paid-in capital	40,814,285	43,378,927
Retained earnings	14,426,969	12,667,070
Accumulated other comprehensive income	30,383	573,560
Total controlling interest	65,727,735	67,682,489
Non-controlling interest	199,491	—
Total Stockholders' Equity	65,927,226	67,682,489
Total Liabilities and Stockholders' Equity	$620,303,594	$491,161,838

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$21,668,074	$21,907,865
Interest on loans held for sale	120,997	350,833
Interest and dividends on securities	1,034,090	913,511
Interest on deposits with banks and federal funds sold	204,270	37,297
Total Interest Income	23,027,431	23,209,506

INTEREST EXPENSE
Interest on deposits	1,658,698	1,761,899
Interest on fed funds purchased	28	604
Interest on short-term borrowings	191,408	72,380
Total Interest Expense	1,850,134	1,834,883
Net Interest Income	21,177,297	21,374,623

Provision for loan losses	1,389,533	1,142,522
Net interest income after provision for loan losses	19,787,764	20,232,101

NONINTEREST INCOME
Payment sponsorship fees	2,524,101	2,402,589
Mortgage banking fees and gains	832,990	1,708,779
Service charges on deposit accounts	278,949	313,697
Bargain purchase gain	893,127	—
Gain on securities sold	680,982	289,912
Other income	783,447	658,992
Total Noninterest Income	5,993,596	5,373,969

NONINTEREST EXPENSES
Salary and employee benefits	11,301,774	11,666,515
Occupancy and equipment expenses	3,341,221	3,559,576
Legal, accounting and other professional fees	1,082,206	1,361,907
Data processing and item processing services	1,212,471	1,372,688
FDIC insurance costs	464,616	403,502
Advertising and marketing related expenses	378,924	377,906
Foreclosed property expenses and OREO sales, net	474,652	463,949
Loan collection costs	106,361	343,521
Core deposit intangible amortization	790,876	854,098
Merger related expenses	1,758,337	22,097
Other expenses	2,274,970	2,114,881
Total Noninterest Expenses	23,186,408	22,540,640
Income before income taxes	2,594,952	3,065,430
Income tax expense	1,001,596	1,134,665
NET INCOME FROM CONTINUING OPERATIONS, NET OF TAXES	$1,593,356	$1,930,765
Net income from discontinued operations, net of taxes	366,034	—
NET INCOME	$1,959,390	$1,930,765
Net income from discontinued operations attributable to non-controlling interest	199,491	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,759,899	$1,930,765

Basic net income per common share	$0.16	$0.17

Diluted net income per common share	$0.16	$0.17

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015
Net income	$1,959,390	$1,930,765

Other Comprehensive loss:

Net unrealized loss on securities available for sale:
Net unrealized gain on securities during the period	102,065	219,995
Reclassification adjustment for gain on sales of securities included in net income	(680,982)	(289,912)
Income tax benefit relating to item above	207,841	27,437
Net effect on other comprehensive income	(371,076)	(42,480)

Unrealized loss on defined benefit pension plan	(284,206)	(1,729,790)
Income tax benefit relating to item above	112,105	682,316
Net effect on other comprehensive income	(172,101)	(1,047,474)

Other comprehensive loss	(543,177)	(1,089,954)
Comprehensive income	1,416,213	840,811
Comprehensive income attributable to non-controlling interest	199,491	—
Comprehensive income available to common stockholders	$1,216,722	$840,811

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2014	$11,014,517	43,228,950	10,736,305	1,663,514	—	$66,643,286

Net income	—	—	1,930,765	—	—	1,930,765
Other comprehensive loss	—	—	—	(1,089,954)	—	(1,089,954)
Stock-based compensation	—	143,712	—	—	—	143,712
Issuance of restricted
common stock	16,256	(16,256)	—	—	—	—
Issuance of common stock under
stock option plan	202,651	709,603	—	—	—	912,254
Repurchase of common stock	(170,492)	(687,082)	—	—	—	(857,574)
Balance December 31, 2015	11,062,932	43,378,927	12,667,070	573,560	—	67,682,489

Net income	—	—	1,759,899	—	199,491	1,959,390
Other comprehensive loss	—	—	—	(543,177)	—	(543,177)
Stock-based compensation	—	94,607	—	—	—	94,607
Issuance of restricted
common stock	26,962	(26,962)	—	—	—	—
Issuance of common stock for
401K match	14,206	53,983	—	—	—	68,189
Issuance of common stock under
stock option plan	95,434	362,292	—	—	—	457,726
Repurchase of common stock	(743,436)	(3,048,562)	—	—	—	(3,791,998)
Balance December 31, 2016	$10,456,098	$40,814,285	$14,426,969	$30,383	$199,491	$65,927,226

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,959,390	$1,930,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	649,878	732,618
Stock-based compensation	94,607	143,712
Amortization of investment premiums and discounts, net	237,298	326,047
Accretion of net discounts on loans	(1,894,976)	(3,346,032)
Amortization of core deposit intangibles	790,876	854,098
Amortization of deposit premiums	4,955	53,398
Provision for loan losses	1,389,533	1,142,522
Increase in cash surrender value of bank owned life insurance	(117,950)	(125,975)
Bargain purchase gain	(893,127)	—
Gain on sale and redemption of securities	(680,982)	(289,912)
Loss on disposal of premises and equipment	—	60,041
Gain on sale of premises and equipment	(347,587)	—
Write down of real estate acquired through foreclosure	308,536	270,684
Gain on sale of real estate acquired through foreclosure	(34,940)	(45,285)
Origination of loans held for sale	(41,825,473)	(113,989,930)
Proceeds from sales of loans held for sale	45,998,019	119,273,960
Gains on sales of loans held for sale	(1,232,406)	(3,143,667)
Deferred income taxes	58,785	1,200,294
Net increase in accrued taxes receivable	1,622,135	347,648
Net decrease in accrued pension plan asset	(119,287)	(219,885)
Net (decrease) increase in prepaid expenses and other assets	(8,981,750)	250,089
Net increase (decrease) in accrued expenses and other liabilities	(441,462)	(385,392)
Net cash (used in) provided by operating activities - continuing operations	(3,455,928)	5,039,798
Net cash provided by operating activities - discontinued operations	408,721	—
Net cash (used in) provided by operating activities	(3,047,207)	5,039,798

Cash flows from investing activities:
Acquisition, net of cash acquired	103,889,228	—
Purchases of investment securities available for sale	(18,429,993)	(13,816,533)
Purchases of investment securities held to maturity	—	(333,939)
Redemptions and maturities of investment securities available for sale	32,853,420	15,701,802
Redemption and maturities of investment securities held to maturity	435,566	82,829
Net redemption (purchase) of Federal Home Loan Bank Stock	1,358,500	(1,106,600)
Net (increase) decrease in loans	(34,868,466)	793,838
Proceeds from sale of real estate acquired through foreclosure	958,058	1,722,269
Purchases of premises and equipment	(312,226)	(306,829)
Proceeds from sale of premises and equipment	1,282,832	7,325
Net cash provided by investing activities - continuing operations	87,166,919	2,744,162
Net cash provided by investing activities - discontinued operations	151,943	—
Net cash provided by investing activities	87,318,862	2,744,162

Cash flows from financing activities:
Net decrease in deposits	(43,091,338)	(20,467,592)
Net (decrease) increase in short-term borrowings	(32,300,000)	30,150,000
Repurchase of common stock	(3,791,998)	(857,574)
Issuance of common stock for 401K match	68,189	—
Issuance of common stock on stock option exercise	457,726	912,254
Net cash (used in) provided by financing activities	(78,657,421)	9,737,088

Net increase in cash and cash equivalents	5,614,234	17,521,048
Cash and cash equivalents at beginning of period	34,413,222	16,892,174
Cash and cash equivalents at end of period (a)	$40,027,456	$34,413,222

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$1,849,933	$1,785,674
Net income tax refunds	(552,391)	(408,618)

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$996,860	$1,926,929
Transfer of loans held for sale to loan portfolio	310,707	228,599

(a)Includes cash of our discontinued operations of $1.39 million at December 31, 2016.

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

On July 8, 2016, in connection with the Hopkins Merger (defined in Note 2), the Bank acquired a 51% ownership interest in iReverse Home Loans, LLC (“iReverse”), which engages in the business of brokering reverse home loan mortgage loans.  The Bank has agreed to sell, effective March 31, 2017, its interest in iReverse for $70,000.  See Note 3.  The Company reports its non-controlling interest in iReverse separately in the consolidated balance sheet.  The Company reports the income of iReverse attributable to the Company on the consolidated statement of income.

Reclassifications

Certain prior year amounts have been reclassified to conform to current period classifications.

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which rescinds the recognition and presentation of changes to the provisional amounts recognized in a business combination.  Effective for fiscal years beginning after December 15, 2015, measurement-period adjustments will no longer be accounted for retrospectively.  The requirements of this ASU were applied prospectively to the Hopkins Merger (defined below) which closed on July 8, 2016.

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

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses (the “allowance”); the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of intangible assets and other purchase accounting related adjustments; benefit plan obligations and expenses; the valuation of deferred tax assets, real estate acquired through foreclosure, and net assets acquired in the Hopkins Merger (defined below); and the estimate of expected cash flows for loans acquired with deteriorated credit quality.

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

The Bank is required under regulations promulgated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain reserves against its transaction accounts.  These reserves are generally held in the form of cash or noninterest-earning accounts at the Bank.  Based on the nature of our transaction account deposits and the amount of vault cash on hand, the Bank is not required to maintain a reserve balance with the Federal Reserve at December 31, 2016 and 2015.

Investment Securities

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near future.  The Company held no trading securities as of December 31, 2016 and 2015.  Available for sale securities are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held to maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Debt securities with a decline in fair value below their cost that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses.  The amount of the impairment for debt securities related to other factors is recognized in other comprehensive income (loss).  In evaluating other-than-temporary impairment losses, management considers:  (i) the length of time and the extent to which the fair value has been less than cost; (ii) the reasons for the decline in value; (iii)  the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (iv) for fixed maturity securities, whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of the cost basis, which may be at maturity.

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

The Company’s holdings of restricted stock investments consist of the following at December 31, 2016 and 2015:

	2016	2015
Federal Home Loan Bank	$1,504,200	$2,650,600
Visa Inc., Class B	204,195	204,195
Maryland Financial Bank	49,800	49,800
Atlantic Central Bankers Bank	65,000	65,000
Total restricted equity securities	$1,823,195	$2,969,595

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

Originated Loans

Loans are generally stated at the principal amount outstanding net of any deferred fees and costs.  Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.  The accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection.  Past due status is based on contractual terms of the loan.  Generally, loans are placed on nonaccrual status once they are determined to be impaired or when principal or interest payments are 90 or more days past due.  Previously accrued but uncollected interest income on these loans is reversed against interest income.  The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Fees charged and costs capitalized for originating certain loans are amortized or accreted by the interest method over the term of the loan.

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

Loans Acquired in a Transfer

The loans acquired in the Hopkins Merger (defined below) (see Note 2) were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a factor for loan losses as that was included in the estimated cash flows.

The FASB Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date.  Based on this evaluation, the Company determined that the loans acquired from Bay National Bank, Slavie Federal Savings Bank, Carrollton Bank, and Hopkins Federal Savings Bank (“Hopkins Bank”) were subject to ASC Topic 310-30 and would be accounted for individually.

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

Fair value adjustments at the time of acquisition are made through the allowance.  Write-downs for subsequent declines in value and net operating expenses are included in foreclosed property expenses.  Gains or losses realized upon disposition are included in noninterest expense.

Premises and Equipment

Land is carried at cost.  Buildings, land improvements, leasehold improvements, furniture and equipment, and software are stated at cost less accumulated depreciation and amortization.  The cost basis of premises and equipment acquired through the Hopkins Merger (defined below) is the acquisition date fair value.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the lease term or over the estimated useful lives of the assets.  Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings, leasehold improvements, and furniture and equipment are capitalized.  Gains or losses on disposition of assets are reflected in earnings.  The amortization of deferred gains on sale and leaseback transactions are recorded as a reduction to rent expense.

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

Core Deposit Intangibles

Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over periods ranging from six to nine years; amortization is recorded in noninterest expenses.  The Company reviews intangibles on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded in noninterest expense.

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

Recent Accounting Pronouncements and Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  In August 2015, the FASB deferred the effective date by one year from the date in the original guidance.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2018.  The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease.  If the lessor does not convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are currently evaluating the impact of the new standard, we expect an increase to the consolidated balance sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the our consolidated statements of income, for our agreements  previously accounted for as operating leases.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the appropriate classification of eight specific cash flow issues on the cash flow statement.  Debt prepayment costs should be classified as an outflow for financing activities.  Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities.  Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities.  Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities.  Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted and must be applied using a retrospective transition method to each period presented.  The Company's finance team are in the process of developing an understanding of this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash.” This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows and is effective for the first quarter of 2018. Earlier application is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

Hopkins Merger

On July 8, 2016, the Company completed its merger with Hopkins Bancorp, Inc. (“Hopkins”), the parent company of Hopkins Bank, in which Hopkins was merged into the Company, with the Company as the surviving corporation.  Immediately following that merger, Hopkins Bank was merged into the Bank, with the Bank as the surviving FSB (these merger transactions are collectively referred to as the “Hopkins Merger”).

The Hopkins Merger was consummated pursuant to an Agreement and Plan of Merger Agreement, dated as of December 18, 2015 and amended on February 1, 2016, among the Company, Hopkins and Alvin M. Lapidus (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, the Company acquired all of the outstanding shares of Hopkins common stock for cash in an amount equal to 105% of Hopkins’ tangible book value at June 30, 2016 (the “Merger Consideration”) after giving effect to (i) Hopkins’ payment of its transaction-related expenses, (ii) $389,808 in cash bonuses that Hopkins paid to certain employees of Hopkins Bank, and (iii) a $16.0 million cash dividend that was paid by Hopkins to its stockholders.  Based on the foregoing, the amount of the Merger Consideration was $23,855,141.  The Company held no equity interest in Hopkins prior to the Hopkins Merger.

Upon the closing of the Hopkins Merger, each outstanding share of Hopkins common stock was converted into the right to receive cash in an amount of $98.7578, which was determined by dividing the Merger Consideration by 241,552, the number of issued and outstanding shares of Hopkins common stock as of the closing of the Hopkins Merger.

A valuation of the acquired loans, deposits and core deposit intangible was performed with the assistance of a third-party consultant.  The following table presents the allocation of the consideration paid for the acquired assets and assumed liabilities in the Hopkins Merger as of the acquisition date.  The allocation resulted in an after-tax bargain purchase gain of $540,789.

Assets acquired at fair value:

Cash and cash equivalents	$104,192,609
Time deposits with banks	23,703,703
Investment securities available for sale	41,459,794
Loans	58,125,245
Investments in joint ventures	15,338
Accrued interest receivable	511,324
Restricted equity securities	212,100
Premises and equipment	95,000
Core deposit intangible	1,197,000
Other assets	1,319,192
Total assets acquired	$230,831,305

Liabilities assumed at fair value:

Deposits	$202,128,839
Accrued expenses and other liabilities	3,954,198
Total liabilities assumed	$206,083,037

Net assets acquired at fair value:	$24,748,268
Transaction cash consideration paid	(23,855,141)
Total estimated bargain purchase gain, before tax	893,127
Tax expense	352,339
Total estimated bargain purchase gain, after tax	$540,789

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

The following is a summary of the loans acquired in the Hopkins Merger:

	Purchased
	Credit	Purchased	Total
	Impaired	Non-Impaired	Purchased
	Loans	Loans	Loans

Contractually required principal and interest at acquisition	$10,429,174	$60,131,810	$70,560,984
Contractual cash flows not expected to be collected	(2,426,712)	(1,936,020)	(4,362,732)
Expected cash flows at acquisition	8,002,462	58,195,790	66,198,252
Interest component of expected cash flows	(1,330,900)	(6,742,107)	(8,073,007)
Basis in purchased loans at acquisition - estimated fair value	$6,671,562	$51,453,683	$58,125,245

In connection with the Hopkins Merger, the Company incurred acquisition related expenses.  These expenses were primarily related to professional services, system conversions and integration of operations, termination of existing contractual arrangements to purchase various services, initial marketing and promotion expenses designed to introduce the Bank to the former Hopkins Bank customers, and other costs of completing the transaction.  For the year ended December 31, 2016, there was $1,758,337 acquisition related costs incurred.

Pro Forma Condensed Combined Financial Information

The following pro forma information combines the historical results of the Company and pre-merger Hopkins.  The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors.  The pro forma results exclude the impact of the bargain purchase gain of $893,127 and Hopkins Merger-related expenses of $1,758,337.  While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the Hopkins Merger taken place on indicated dates.

If the Hopkins Merger had been completed on January 1, 2016, total revenue would have been approximately $31.8 million for the year ended December 31, 2016.  Net income would have been approximately $2.3 million for the same period. Both basic and diluted earnings per share would have been $0.21 for the year ended December 31, 2016.

If the Hopkins Merger had been completed on January 1, 2015, total revenue would have been approximately $32.0 million for the year ended December 31, 2015.  Net income would have been approximately $2.6 million for the same period.  Basic and diluted earnings per share would have been $0.24 and $0.23 for the year ended December 31, 2015, respectively.

The disclosure of Hopkins’ post-Hopkins Merger total revenue, net of interest expense, and net income is not practicable due to the integration of operations shortly after the Hopkins Merger.

Merger-Related Expenses

A summary of the Hopkins Merger related expenses included in the consolidated statements of income follows:

2016
Hopkins Acquisition:
Salary and employee benefits	$651,010
Occupancy and equipment expenses	15,844
Legal, accounting and other professional fees	360,392
Data processing and item processing services	634,797
Advertising and marketing related expenses	34,389
Loan collection costs	7,735
Other expenses	54,170
Total acquisition related expenses	$1,758,337

NOTE 3 – DISCONTINUED OPERATIONS

As part of the Hopkins Merger on July 8, 2016, the Bank acquired a 51% interest in iReverse.  The Bank’s interest in iReverse qualifies as held for sale upon acquisition and is therefore required to be presented as a discontinued operation.  Discontinued operations include noninterest income and noninterest expense related to iReverse.  On December 15, 2016, the Bank entered into an Ownership Interest Sale Agreement and Assignment with the other owner of iReverse pursuant to which the Bank agreed to sell its 51% interest effective March 31, 2017 for $70,000 which was paid in cash on February 28, 2017.  The net income from discontinued operations for the year ended December 31, 2016 was $366,034, with $199,491 attributable to non-controlling interest and $166,543 attributable to common stockholders.  The Company reports the non-controlling interest (49% interest) in iReverse separately in the consolidated balance sheet.  Assets of iReverse, which were $1.4 million and $0 at December 31, 2016 and 2015, respectively, consisted primarily of cash and are included in the consolidated balance sheets under the caption “Cash and due from banks.”  Liabilities of iReverse, which were $1.0 million and $0 at December 31, 2016 and 2015, respectively, consisted primarily of commissions due to brokerage agents and are included in the consolidated balance sheets under the caption “Accrued expenses and other liabilities.”

Summarized financial information for our discontinued operations related to iReverse are as follows:

December 31, 2016
ASSETS
Cash and cash equivalents	$1,394,265
Other assets	47,760
Total Assets	$1,442,025

LIABILITIES
Accrued expenses and other liabilities	$1,034,902
Total Liabilities	1,034,902
Net Assets of Discontinued Operations	$407,123

Year Ended
December 31, 2016
NONINTEREST INCOME
Mortgage brokerage operations	$3,088,523
Bargain purchase gain	151,943
Total Noninterest Income	3,240,466

NONINTEREST EXPENSES
Salaries and employee benefits	2,001,455
Occupancy and equipment expenses	37,225
Legal, accounting and other professional fees	9,497
Advertising and marketing related expenses	233,321
Other expenses	567,132
Total Noninterest Expenses	2,848,630
Income before taxes	391,836
Income tax expense	25,802
Net income from discontinued operations	$366,034
Less: Net income attributable to non-controlling interest	199,491

NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$166,543

NOTE 4 – INVESTMENT SECURITIES

At December 31, 2016 and December 31, 2015, the amortized cost and estimated fair value of the Company’s investment securities portfolio are summarized as follows:

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$7,748,481	$68,493	$(43,856)	$7,773,118
U.S. treasury securities	8,728,284	14,812	(119,837)	8,623,259
Residential mortgage-backed securities	30,952,601	197,495	(336,615)	30,813,481
State and municipal	2,638,214	2,421	(3,355)	2,637,280
Corporate bonds	10,372,549	1,647	(45,741)	10,328,455
Total debt securities	60,440,129	284,868	(549,404)	60,175,593
Equity securities	92,585	6,021	(41,472)	57,134
Totals	$60,532,714	$290,889	$(590,876)	$60,232,727

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	1,158,238	—	(8,896)	1,149,342
Totals	$1,158,238	$—	$(8,896)	$1,149,342

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$3,714,681	$95,958	$—	$3,810,639
U.S. treasury securities	5,907,341	—	(35,201)	5,872,140
Residential mortgage-backed securities	14,836,750	287,365	(100,890)	15,023,225
State and municipal	4,510,883	21,096	(425)	4,531,554
Corporate bonds	4,024,894	33,246	—	4,058,140
Total debt securities	32,994,549	437,665	(136,516)	33,295,698
Equity securities	78,752	—	(22,217)	56,535
Totals	$33,073,301	$437,665	$(158,733)	$33,352,233

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2015	cost	Gains	Losses	Fair Value
U.S. government agency	$334,257	$5,891	$—	$340,148
Residential mortgage-backed securities	1,238,908	17,206	—	1,256,114
Totals	$1,573,165	$23,097	$—	$1,596,262

Unrealized losses segregated by length of impairment as of December 31, 2016 and December 31, 2015 were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$3,983,930	$(43,856)	$-	$-	$3,983,930	$(43,856)
U.S. treasury securities	5,645,640	(119,837)	-	-	5,645,640	(119,837)
Residential mortgage-backed securities	17,368,416	(315,284)	563,545	(21,331)	17,931,961	(336,615)
State and municipals	1,042,964	(3,355)	-	-	1,042,964	(3,355)
Corporate bonds	7,973,405	(45,741)	-	-	7,973,405	(45,741)
Total debt securities	36,014,355	(528,073)	563,545	(21,331)	36,577,900	(549,404)
Equity securities	—	—	25,180	(41,472)	25,180	(41,472)
Totals	$36,014,355	$(528,073)	$588,725	$(62,803)	$36,603,080	$(590,876)

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$—	$—	$—	$—	$—	$—
U.S. treasury securities	5,872,140	(35,201)	—	—	5,872,140	(35,201)
Residential mortgage-backed securities	1,862,893	(26,479)	1,761,669	(74,411)	3,624,562	(100,890)
State and municipals	1,150,915	(425)	—	—	1,150,915	(425)
Corporate bonds	—	—	—	—	—	—
Total debt securities	8,885,947	(62,105)	1,761,669	(74,411)	10,647,616	(136,516)
Equity securities	—	—	44,435	(22,217)	44,435	(22,217)
Totals	$8,885,947	$(62,105)	$1,806,104	$(96,628)	$10,692,051	$(158,733)

At December 31, 2016, unrealized losses in the Company’s portfolio of debt securities of $549,403 in the aggregate were related to 73 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2016, unrealized losses in the Company’s portfolio of equity securities of $41,472 were related to one security and considered temporary.  Since management believes that it is more likely than not the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

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

The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded 10% of stockholders’ equity at December 31, 2016 or 2015.

No investment securities held by the Company as of December 31, 2016 and December 31, 2015 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at December 31, 2016 and 2015 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2016		2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$6,122,743	$6,100,576	$836,706	$837,413
Over one to five years	12,570,847	12,642,656	9,542,263	9,609,537
Over five to ten years	7,765,282	7,627,060	7,778,830	7,825,523
Over ten years	3,028,656	2,991,820	—	—
Residential mortgage-backed securities	30,952,601	30,813,481	14,836,750	15,023,225
Totals	$60,440,129	$60,175,593	$32,994,549	$33,295,698

	2016		2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Over ten years	$—	$—	$334,257	$340,147
Residential mortgage-backed securities	1,158,238	1,149,342	1,238,908	1,256,115
Totals	$1,158,238	$1,149,342	$1,573,165	$1,596,262

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

During the year ended December 31, 2016, there were six sales of investment securities available for sale for a gain of $420,280.  During the year ended December 31, 2015, there were two sales of investment securities available for sale for a gain of $119,476.

At December 31, 2016, securities with an amortized cost of $10,479,133 (fair value of $10,604,335) were pledge as collateral for potential borrowing from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Richmond (the “Reserve Bank”).  At December 31, 2015, securities with an amortized cost of $12,391,059 (fair value of $12,654,624) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Reserve Bank.

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

	December 31,
	2016	2015
Commercial & Industrial	$67,234,642	$46,464,340
Commercial Real Estate	205,495,337	168,569,159
Residential Real Estate	153,368,115	124,810,853
Home Equity Line of Credit	33,256,012	33,722,696
Land	5,870,999	5,229,645
Construction	19,804,912	13,277,353
Consumer & Other	2,073,696	1,166,521
Total Loans	487,103,713	393,240,567
Less: Allowance for Loan Losses	(2,823,153)	(1,773,009)
Net Loans	$484,280,560	$391,467,558

At December 31, 2016 and December 31, 2015, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,793,033 and $3,949,215, respectively, and carrying values of $187,483,532 and $164,609,742, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At December 31, 2016 and 2015, Commercial Real Estate – Investor loans had a total balance of $138,527,163 and $111,871,251, respectively.  At December 31, 2016 and December 31, 2015, Commercial Real Estate – Owner Occupied loans had a total balance of $66,968,174 and $56,697,908, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to a lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At December 31, 2016 and 2015, Residential Real Estate – Investor loans had a total balance of $44,787,039 and $39,410,230, respectively.  At December 31, 2016 and 2015, Residential Real Estate – Owner Occupied loans had a total balance of $108,581,076 and $85,400,623, respectively.

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

For purposes of calculating the allowance, the Company segregates its loan portfolio into portfolio segments based primarily on the type of supporting collateral.  The Commercial Real Estate and Residential Real Estate segments, which both exclude any collateral property currently under construction, are further disaggregated into Owner Occupied and Investor classes for each.  Further, all segments are also segregated as either purchased credit impaired (“PCI”) loans, purchased loans not deemed impaired, troubled debt restructurings, or new originations.

The analysis for determining the allowance is consistent with guidance set forth in U.S. GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired, primarily including nonaccrual, troubled debt restructurings (“TDRs”), and PCI loans where cash flows have deteriorated from those forecasted as of the acquisition date.  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009
Charge-offs	—	—	(385,069)	(5,203)	—	—	(455)	(390,727)
Recoveries(1)	—	—	51,338	—	—	—	—	51,338
Provision	159,059	354,986	784,425	32,456	3,446	48,536	6,625	1,389,533
Ending balance	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$270,526	$—	$—	$—	$—	$270,526
Ending balance: collectively evaluated for impairment	369,857	1,082,855	773,252	184,296	19,159	111,503	11,705	2,552,627
Totals	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153

Loans:
Ending balance: individually evaluated for impairment	$641,774	$277,515	$4,521,110	$55,552	$—	$—	$5,798	$5,501,749
Ending balance: collectively evaluated for impairment	65,341,316	191,303,933	136,607,497	32,558,838	3,384,741	19,698,823	2,067,898	450,963,046
Ending balance: loans acquired with deteriorated credit quality(2)	1,251,552	13,913,888	12,239,508	641,623	2,486,258	106,089	—	30,638,918
Totals	$67,234,642	$205,495,336	$153,368,115	$33,256,013	$5,870,999	$19,804,912	$2,073,696	$487,103,713

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $98,154 that have current period charge offs.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$200,510	$554,585	$203,413	$166,733	$8,687	$153,089	$7,959	$1,294,976
Charge-offs	(80,869)	(45,573)	(454,356)	(64,918)	—	(76,347)	(2,495)	(724,558)
Recoveries(1)	—	—	46,569	13,000	—	—	500	60,069
Provision	91,157	218,857	797,458	42,228	7,026	(13,775)	(429)	1,142,522
Ending balance	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, as of December 31, 2015:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$60,000	$—	$—	$—	$—	$60,000
Ending balance: collectively evaluated for impairment	210,798	727,869	533,084	157,043	15,713	62,967	5,535	1,713,009
Totals	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009

Loans:
Ending balance: individually evaluated for impairment	$813,678	$612,315	$3,839,857	$73,341	$—	$73,300	$5,798	$5,418,289
Ending balance: collectively evaluated for impairment	44,204,047	152,632,809	111,786,914	32,931,643	3,295,080	13,204,053	1,160,723	359,215,269
Ending balance: loans acquired with deteriorated credit quality(2)	1,446,616	15,324,034	9,184,082	717,712	1,934,565	—	—	28,607,009
Totals	$46,464,341	$168,569,158	$124,810,853	$33,722,696	$5,229,645	$13,277,353	$1,166,521	$393,240,567

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $198,482 that have current period charge-offs.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, as of December 31, 2016:

				For the Year Ended
	As of December 31, 2016			December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized(1)
With no related allowance recorded:
Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886
Commercial Real Estate - Investor	277,515	277,515	—	294,053	—
Commercial Real Estate - Owner Occupied	—	—	—	—	—
Residential Real Estate - Investor	785,500	890,719	—	994,674	11,748
Residential Real Estate - Owner Occupied	3,008,832	3,196,027	—	3,225,912	103,916
Home Equity Line of Credit	55,552	85,470	—	73,026	(68)
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer & Other	5,798	189,204	—	97,501	—

With an allowance recorded:
Commercial & Industrial	—	—	—	—	—
Commercial Real Estate - Investor	—	—	—	—	—
Commercial Real Estate - Owner Occupied	—	—	—	—	—
Residential Real Estate - Investor	790,537	813,087	268,537	832,508	5,920
Residential Real Estate - Owner Occupied	159,028	159,028	1,989	160,102	—
Home Equity Line of Credit	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer & Other	—	—	—	—	—
Total:	5,724,536	6,350,178	270,526	6,482,714	201,402

Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886
Commercial Real Estate	277,515	277,515	—	294,053	—
Residential Real Estate	4,743,897	5,058,861	270,526	5,213,196	121,584
Home Equity Line of Credit	55,552	85,470	—	73,026	(68)
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer & Other	5,798	189,204	—	97,501	—
	$5,724,536	$6,350,178	$270,526	$6,482,714	$201,402

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio as of December 31, 2016:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$63,961,379	$688,595	$2,584,668	$—	$67,234,642
Commercial Real Estate - Investor	134,601,346	2,958,695	967,122	—	138,527,163
Commercial Real Estate - Owner Occupied	64,761,020	1,126,705	1,080,449	—	66,968,174
Residential Real Estate - Investor	36,905,288	240,700	7,641,052	—	44,787,040
Residential Real Estate - Owner Occupied	102,367,880	—	6,213,195	—	108,581,075
Home Equity Line of Credit	32,969,668	—	286,344	—	33,256,012
Land	3,513,607	—	2,357,392	—	5,870,999
Construction	19,698,823	—	106,089	—	19,804,912
Consumer & Other	2,067,898	—	5,798	—	2,073,696
Total	$460,846,909	$5,014,695	$21,242,109	$—	$487,103,713

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2016.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$17,737	$—	$—	$17,737	$65,582,550	$382,802	$65,983,089
Commercial Real Estate - Investor	—	—	—	—	129,751,253	277,515	130,028,768
Commercial Real Estate - Owner Occupied	139,670	149,119	—	288,789	61,263,891	—	61,552,680
Residential Real Estate - Investor	702,856	—	—	702,856	34,114,611	1,260,961	36,078,428
Residential Real Estate - Owner Occupied	2,933,983	373,168	—	3,307,151	98,724,320	3,018,710	105,050,181
Home Equity Line of Credit	136,387	—	—	136,387	32,422,450	55,552	32,614,389
Land	—	—	—	—	3,384,741	—	3,384,741
Construction	173,105	—	—	173,105	19,525,718	—	19,698,823
Consumer & Other	—	—	—	—	2,067,898	5,798	2,073,696
Total	$4,103,738	$522,287	$—	$4,626,025	$446,837,432	$5,001,338	$456,464,795

Purchased credit impaired loans							30,638,918
Total Loans							$487,103,713

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

Troubled Debt Restructurings

The restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in the normal course of business.  A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest.  If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Company will make the necessary disclosures related to the TDR.  In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty.  This type of modification is not considered to be a TDR.  Once a loan has been modified and is considered a TDR, it is reported as an impaired loan.  All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for credit losses calculation.  A specific allowance for TDR loans is established when the discounted cash flows, collateral value or observable market price, whichever is appropriate, of the TDR is lower than the carrying value.  If a loan deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired, but may be returned to accrual status.  A TDR is deemed in default on its modified terms once a contractual payment is 30 or more days past due.

The following table presents a breakdown of loans the Company modified during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & Industrial	—	$—	$—	3	$101,772	$101,772
Commercial Real Estate – Investor	—	—	—	—	—	—
Commercial Real Estate – Owner Occupied	—	—	—	—	—	—
Residential Real Estate - Investor	1	35,672	35,672	10	370,210	370,210
Residential Real Estate - Owner Occupied	2	363,504	363,504	1	122,097	122,097
Home Equity Line of Credit	—	—	—	1	129,033	129,033
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Totals	3	$399,176	$399,176	15	$723,112	$723,112

For the year ended December 31, 2016, there were three loans modified as TDRs.  The restructuring of a Residential Real Estate - Investor loan extended the maturity date by three years, lowered the interest rate by 4.75% to 3.00%, lowered the monthly payment and added past due interest to the principal balance.  The restructuring of a Residential Real Estate - Owner Occupied loan extended the loan by 13 years with a fixed rate 20-year term and added fees and past due interest to the principal balance.  The restructuring of a Residential Real Estate - Owner Occupied loan lowered the monthly payment to interest and escrow only for 11 months, one month payment deferment, and extended the maturity date by one month.  These three TDR loans were on nonaccrual at December 31, 2016.

During the year ended December 31, 2015, there were 15 loans modified as TDRs.  The restructuring of a C&I loan consolidated two loans into one and termed out the remaining balance over seven years at an interest rate lower than the current rate for new debt with similar risk.  This C&I TDR was on accrual status at December 31, 2015.  The restructuring of a C&I loan closed the revolving line of credit, established a term note at a higher interest rate and extended the maturity date.  This C&I TDR was on accrual status at December 31, 2015.  The restructuring of seven Residential Real Estate – Investor loans established a global forbearance agreement to provide for the orderly liquidation of collateral along with the establishment of a deficiency note agreement.  The two remaining Residential Real Estate – Investor loans were on nonaccrual status at December 31, 2015.  The restructuring of a Residential Real Estate – Investor loan deferred all payments of principal and interest until the sale of the existing collateral as well as additional collateral that was provided.  This Residential Real Estate – Investor loan was on nonaccrual status at December 31, 2015.  The restructuring of the Residential Real Estate – Investor loan termed out the balance owed over seven years with a forgiveness of debt at the end of the term, if all payments are made as agreed.  This Residential Real Estate – Investor loan was on nonaccrual status at December 31, 2015.  The restructuring of a HELOC reduced payments for six months equal to approximately 50% of the current payment while the borrower sells the property.  This HELOC loan was paid off as of December 31, 2015.  The restructuring of this Residential Real Estate - Investor loan extends the maturity date for one year to allow the borrower a period to correct cash flow impairments.  This Residential Real Estate - Investor loan was on accrual status at December 31, 2015.  The restructuring of a Residential Real Estate – Owner Occupied loan re-amortized the existing balance over 10 years, extended the maturity date and established a first lien on the borrower’s primary residence in exchange for releasing the second lien on the borrower’s condo.  This Residential Real Estate – Owner Occupied loan was on accrual status at December 31, 2015.

One of the loans modified as a TDR during the previous 12 months with a carrying value of $35,672 was in default of its modified terms at December 31, 2016.  At December 31, 2016 and 2015, the Bank had $1,824,206 and $2,030,090 in loans identified as TDRs, respectively, of which $1,323,795 and $1,406,179 were on nonaccrual status, respectively.

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

The following table reflects the carrying amount of PCI loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	December 31, 2016	December 31, 2015
Commercial & Industrial	$1,251,552	$1,446,616
Commercial Real Estate	13,913,888	15,324,034
Residential Real Estate	12,239,507	9,184,082
Home Equity Line of Credit	641,623	717,712
Land	2,486,258	1,934,565
Construction	106,089	—
Total Loans	$30,638,918	$28,607,009

The contractual amount outstanding for these loans totaled $34,915,206 and $33,895,849 as of December 31, 2016 and December 31, 2015, respectively.

The following table reflects activity in the accretable discount for these loans for the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of period	$275,730	$2,095,891
Acquired through Hopkins Merger	1,239,532	—
Reclassification from nonaccretable difference	968,006	1,675,389
Accretion into interest income	(1,064,967)	(1,391,913)
Disposals	(102,982)	(2,103,637)
Balance at end of period	$1,315,319	$275,730

The following table reflects activity in the allowance for these loans for the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of period	$—	$—
Charge-offs	(48,164)	(359,237)
Recoveries	9,112	45,689
Provision for loan losses	116,227	313,548
Balance at end of period	$77,175	$—

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the 12 months ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of period	$1,459,732	$1,480,472
New transfers from loans	996,860	1,926,928
Sales	(923,117)	(1,676,984)
Write-downs	(308,536)	(270,684)
Balance at end of period	$1,224,939	$1,459,732

At December 31, 2016, the balance of real estate acquired through foreclosure included 13 1-4 family residential properties with a carrying value of $903,900 and there were 22 1-4 family residential estate loans with a carrying value of $1,520,775 that were in the process of foreclosure.  At December 31, 2015, the balance of real estate acquired through foreclosure included 19 1-4 family residential properties with a carrying value of $972,426 and there were 15 1-4 family residential estate loans with a carrying value of $835,283 that were in the process of foreclosure.

NOTE 8 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2016 and 2015 are as follows:

			Useful Life
	2016	2015	(in years)
Land	$1,264,800	$1,210,000
Buildings and improvements	416,648	1,152,885	10	—	40
Leasehold improvements	2,589,493	2,541,136	10	—	25
Furniture, fixtures and equipment	1,816,593	1,873,027	3	—	10
Software	520,172	479,993	3	—	10
	6,607,706	7,257,041
Accumulated depreciation and amortization	(2,725,363)	(2,196,239)
Net premises and equipment	$3,882,343	$5,060,802

Depreciation and amortization expense for premises and equipment amounted to $649,878 and $732,618 for the years ended December 31, 2016 and 2015, respectively.

The Company leases six branches as well as its administrative, operations, and mortgage banking offices under noncancellable operating leases with initial terms varying from three to 10 years and providing for one or more renewal options.  Three additional branch sites are subject to noncancellable ground leases with initial terms of 20 years and providing for four 5-year renewal options.  The Company also owns two properties with a branch at each location.

Rent expense applicable to operating leases for the years ended December 31, 2016 and 2015 was $1,545,446 and $1,654,297, respectively.

In connection with the disposition of certain real estate in 2016, we entered into a sale leaseback transaction.  The lease is classified as operating lease and the gain realized on the sale leaseback transaction has been deferred and will be credited to rent expense over the initial lease term.  The deferred gain totaled $456,270 and $0 at December 31, 2016 and 2015, respectively, of which $456,270 and $0, respectively, are reflected in the accompanying Consolidated Balance Sheet under the caption Accrued expenses and other liabilities.

At December 31, 2016, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Periods ending December 31:	Operating Leases
2017	$1,158,632
2018	1,123,057
2019	872,097
2020	690,837
2021	685,554
Thereafter	2,764,254
Total minimum lease payments	$7,294,431

NOTE 9 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at December 31, 2016 had a remaining weighted average amortization period of approximately 2.4 years.  The following table presents the changes in the net book value of core deposit intangible assets for the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of period	$2,624,184	$3,478,282
Additions from the Hopkins Merger	1,197,001	—
Amortization expense	(790,876)	(854,098)
Balance, December 31, 2016	$3,030,309	$2,624,184

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets as of December 31, 2016 and December 31, 2015:

	2016	2015
Gross carrying amount	$6,775,212	$5,578,211
Accumulated amortization	(3,744,903)	(2,954,027)
Net carrying amount	$3,030,309	$2,624,184

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at December 31, 2016:

Periods ending December 31:	Amount
2017	$789,182
2018	616,111
2019	540,682
2020	488,027
2021	380,430
Subsequent years	215,877
Total	$3,030,309

NOTE 10 – DEPOSITS

The following table presents the composition of deposits at December 31, 2016 and 2015:

	2016	2015
Noninterest-bearing deposits	$111,378,694	$101,838,210
Interest-bearing deposits:
Checking	58,482,158	53,992,300
Savings	120,376,229	38,086,749
Money market	109,550,925	88,946,436
Total interest-bearing checking, savings and money market deposits	288,409,312	181,025,485
Time deposits below $100,000	72,021,712	41,150,349
Time deposits $100,000 or above	54,648,676	43,401,894
Total time deposits	126,670,388	84,552,243
Total interest-bearing deposits	415,079,700	265,577,728
Total Deposits	$526,458,394	$367,415,938

The following table sets forth the maturity distribution for the Company’s time deposits at December 31, 2016:

Amount
Maturing within one year	$73,737,660
Maturing over one to two years	19,345,832
Maturing over two to three years	19,920,368
Maturing over three to four years	5,936,681
Maturing over four to five years	7,610,779
Maturing over five years	119,068
Total Time Deposits	$126,670,388

Interest expense on deposits for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Interest-bearing checking	56,682	49,992
Savings	265,551	44,605
Money market	264,108	263,822
Total interest-bearing checking, savings and money market deposits	586,341	358,419
Time deposits below $100,000	480,316	571,126
Time deposits $100,000 or above	592,041	832,354
Total time deposits	1,072,357	1,403,480
Total Interest Expense	$1,658,698	$1,761,899

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At December 31, 2016, CDARS and ICS deposits were $0.6 million and $10.5 million, respectively.  At December 31, 2015, CDARS and ICS deposits were $0.6 million and $8.7 million, respectively.

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

The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $11.8 million and $6.5 million at December 31, 2016 and 2015, respectively.

NOTE 11 – BORROWINGS

Borrowings at December 31, 2016 and 2015 consisted of the following:

December 31, 2016
Federal Home Loan Bank Advances
Due December, 2016, Daily Rate 0.49%	$20,000,000
Total	$20,000,000
As of and for the Year Ended December 31, 2016
Weighted average interest rate at year end:
Federal Home Loan Bank overnight advance	0.800%
Maximum amount outstanding at month end during the year:
Federal Home Loan Bank overnight advance	$38,100,000
Federal Home Loan Bank short term advances	$59,400,000
Atlantic Central Bankers Bank advances	$1,975,000
Average amount outstanding during the year:
Federal Home Loan Bank overnight advance	$10,343,989
Federal Home Loan Bank short term advances	$13,057,104
Atlantic Central Bankers Bank advances	$1,208,538
Weighted average interest rate during the year:
Federal Home Loan Bank overnight advance	0.766%
Federal Home Loan Bank short term advances	0.478%
Atlantic Central Bankers Bank advances	4.125%

December 31, 2015
Federal Home Loan Bank Advances
Due January, 2016, Fixed Rate 0.24%	3,300,000
Due January, 2016, Fixed Rate 0.40%	5,000,000
Due January, 2016, Fixed Rate 0.38%	$15,000,000
Due January, 2016, Fixed Rate 0.35%	5,100,000
Due June, 2016, Fixed Rate 0.73%	10,000,000
Due December, 2016, Daily Rate 0.49%	13,600,000
Atlantic Central Bankers Bank Advances
Due November, 2016, Fixed Rate 4.00%	300,000
Total	$52,300,000
As of and for the Year Ended December 31, 2015
Weighted average interest rate at year end:
Federal Home Loan Bank overnight advance	0.490%
Federal Home Loan Bank short term advances	0.458%
Atlantic Central Bankers Bank advances	4.000%
Maximum amount outstanding at month end during the year:
Federal Home Loan Bank overnight advance	$15,100,000
Federal Home Loan Bank short term advances	$38,400,000
Atlantic Central Bankers Bank advances	$300,000
Average amount outstanding during the year:
Federal Home Loan Bank overnight advance	$7,766,849
Federal Home Loan Bank short term advances	$15,581,644
Atlantic Central Bankers Bank advances	$200,018
Weighted average interest rate during the year:
Federal Home Loan Bank overnight advance	0.380%
Federal Home Loan Bank short term advances	0.228%
Atlantic Central Bankers Bank advances	4.425%

Interest expense on FHLB advances and other borrowed funds for the years ended December 31, 2016 and 2015 were $191,408 and $72,380, respectively.

The Company had no long-term borrowings at December 31, 2015.

NOTE 12 – STOCK-BASED COMPENSATION

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Plan”) was adopted by the Company’s Board of Directors in March 2015 and approved by the Company’s stockholders in May 2015.  The 2015 Plan is a broad-based plan that permits the grant of stock options, stock awards and other stock-based awards.  The 2015 Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, all non-employee directors of the Company, and consultants of the Company and its subsidiaries.  The Board’s Compensation Committee administers the 2015 Plan.

An aggregate of 100,000 shares of common stock were reserved for issuance under awards granted under the 2015 Plan.  The 2015 Plan provides that the aggregate number of shares that may be issued or transferred pursuant to incentive options is 100,000.  In any calendar year, a participant may not be awarded grants covering more than 20,000 shares.  The aggregate number of shares that may be issued or transferred to any participant in a calendar year pursuant to grants designated as qualified performance-based compensation is 20,000. As of December 31, 2016, awards with respect to 40,000 shares were outstanding under the 2015 Plan.

The Company assumed the Jefferson Bancorp, Inc. 2010 Stock Option Plan (the “Jefferson Plan”) in 2013 when it merged (the “Jefferson Merger”) with Jefferson Bancorp, Inc. (“Jefferson”).  The Jefferson Plan was approved by Jefferson’s Board of Directors in September 2010 and adopted by its stockholders in April 2011.  The Jefferson Plan provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code and non-qualified stock options (collectively “Awards”).  Awards were available for grant to officers, employees and non-employee directors, independent consultants and contractors of Jefferson and its affiliates, including the Bank.  The Jefferson Plan is administered by the Board’s Compensation Committee.

The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock (as adjusted for the Jefferson Merger’s exchange ratio of 2.2217) and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a 10-year terms.  Options relating to a total of 156,072 shares of common stock were outstanding as of December 31, 2016.

The Carrollton Bancorp 2007 Equity Plan (the “Carrollton Plan” and, together with the 2015 Plan and the Jefferson Plan, the “Equity Plans”) was adopted by the Board of Directors of Carrollton Bancorp in March 2007 and approved by the stockholders of Carrollton Bancorp in April 2007.  The Carrollton Plan is a broad-based plan that permits the grant of stock options, stock appreciation rights, stock awards and performance units.  The Carrollton Plan reserved 500,000 shares of common stock were issuance.  Options relating to a total of 191,558 shares of common stock were outstanding as of December 31, 2016

.

Stock Options

The following weighted average assumptions were used for options granted during the years ended December 31, 2016 and 2015:

	2016		2015
Dividend yield	—%		—%
Expected life	6.5	years	6.5	years
Expected volatility	18.9%		28.5%
Risk-free interest rate	1.64%		2.05%

The dividend yield is based on estimated future dividend yields.  The expected term of share options granted is generally derived from historical experience.  Expected volatilities are generally based on historical volatilities.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following tables summarize changes in the Company's stock options outstanding for the year ended December 31, 2016 and 2015:

		Weighted
		Average	Weighted Average		Aggregate
	Stock Options	Exercise	Remaining		Intrinsic
	Outstanding	Price	Contractual Life		Value
Outstanding, January 1, 2016	495,832	$5.17	6.32	years	$
Granted	55,000	5.12			$81,200
Exercised	(95,434)	4.78			$174,138
Forfeited or expired	(67,768)	4.76
Outstanding, December 31, 2016	387,630	$5.32	6.08	years	$624,823
Exercisable, December 31, 2016	273,149	$5.34	5.09	years	$467,126
Weighted average fair value of options granted during the year		$1.18

		Weighted
		Average	Weighted Average		Aggregate
	Stock Options	Exercise	Remaining		Intrinsic
	Outstanding	Price	Contractual Life		Value
Outstanding, January 1, 2015	743,015	$4.99	6.85	years	$—
Granted	30,000	5.26
Exercised	(202,651)	4.50			$113,218
Forfeited or expired	(74,532)	5.21
Outstanding, December 31, 2015	495,832	$5.17	6.32	years	$146,453
Exercisable, December 31, 2015	407,686	$5.17	5.89	years	$145,313
Weighted average fair value of options granted during the year		$1.08

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock options and is recorded in noninterest expense.  For the years ended December 31, 2016 and 2015, stock-based compensation expense applicable to the Equity Plans was $14,610 and $63,932, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $39,310 at December 31, 2016.  This amount is expected to be recognized over a remaining weighted average period of approximately 4.43 years.

The summary of the activity for the Company’s non-vested options for the years ended December 31, 2016 and 2015 is presented in the following table:

	2016		2015
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested options at January 1,	88,145	$1.96	145,791	$2.05
Granted	55,000	1.18	30,000	1.08
Vested	(22,665)	2.28	(69,707)	1.41
Cancelled, forfeited or expired	(6,000)	1.68	(17,939)	1.85
Non-vested options at December 31,	114,480	$1.54	88,145	$1.96

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  A total of 64,965 shares of restricted common stock have been granted through December 31, 2016, with 15,968 shares granted to the eight eligible directors on May 25, 2016.  Total stock based compensation expense attributable to the shares of restricted common stock was $79,999 and $79,989 for the years ended December 31, 2016 and 2015, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $33,333 at December 31, 2016.

The Company has an incentive stock award program (the “Program”) covering substantially all full-time employees.  As of December 31, 2016, 61,792 shares of the Company’s common shares have been granted under the

Program.  Total stock based compensation expense attributable to the shares of unrestricted common stock was $109,745 for the 12 months ended December 31, 2016.

A summary of the activity for the Company’s non-vested restricted stock for the period indicated is presented in the following table:

	2016		2015
		Weighted-		Weighted-
		Average Fair		Average Fair
	Shares	Value	Shares	Value
Non-vested restricted stock at January 1,	15,296	$5.23	16,256	$4.92
Granted	77,760	4.84	15,296	5.23
Vested	(26,963)	5.04	(16,256)	4.92
Non-vested restricted stock at December 31,	66,093	$4.85	15,296	$5.23

NOTE 13 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

Obligations and Funded Status

	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$10,627,480	$9,470,210
Service cost	72,809	72,639
Interest cost	418,980	443,370
Actuarial loss/(gain)	1,304,080	1,106,605
Settlement/Curtailment	(1,166,707)	—
Disbursements made	(3,775,530)	(465,344)
Benefit obligation at end of year	7,481,112	10,627,480
Change in Plan Assets
Fair value of plan assets at beginning of year	9,798,243	10,150,878
Actual return on plan assets	464,243	(176)
Employer contribution	—	112,885
Disbursements made	(3,775,530)	(465,344)
Fair value of plan assets at end of year	6,486,956	9,798,243
Funded Status at End of Year	$(994,156)	$(829,237)

The accumulated benefit obligation was $7,481,112 and $10,627,480 at December 31, 2016 and 2015, respectively.

The amount recognized on the consolidated balance sheet as defined benefit pension liability was ($994,156) and ($829,237) at December 31, 2016 and 2015, respectively.

Amounts recognized in accumulated other comprehensive income (net of taxes at 39.445%) consist of the following:

	2016	2015
Net loss	$172,101	$1,047,474

Components of Net Periodic Pension Cost and Other Amounts Recognized in Other Comprehensive Income

Net Periodic Pension Benefit	2016	2015
Service cost	$72,809	$72,639
Interest cost	418,980	443,370
Expected return on plan assets	(606,779)	(629,783)
Amortization of net loss/(gain)	—	—
Settlement/curtailment	(60,194)
Net periodic pension benefit	(175,184)	(113,774)

Other Changes in Plan Assets and Benefit Obligations
Net loss (gain) for the period	284,206	1,729,790
Amortization of prior service cost	—	—
Amortization of net transition liability	—	—
Amortization of net gain	—	—
Total recognized in other comprehensive income	284,206	1,729,790
Total recognized in net periodic pension cost and other comprehensive income	$109,022	$1,616,016

Additional Information

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s benefit obligations were as follows:

	2016	2015
Discount rates	3.81%	4.14%
Rates of compensation increase	NA	NA
Expected rate of return	NA	NA

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s periodic cost were as follows:

	2016	2015
Discount rates(a)	4.14/3.38%	3.77%
Expected rate on plan assets	6.60%	6.60%
Rate of compensation increase	NA	NA

(a)The discount rate from 1/1/16 to 10/31/16 was 4.14%.  The discount rate from 11/1/16 to 12/31/16 was 3.38%.

The target and actual allocations expressed as a percentage of the Pension Plan’s assets as of December 31, 2016 and 2015 were as follows:

December 31, 2016	Target	Actual
Equity Securities	40-65%	58%
Debt securities	35-60%	42%
Total	100%	100%

December 31, 2015
Equity Securities	Target	Actual
Fixed income-guaranteed fund	40-65%	62%
Total	35-60%	38%
	100%	100%

Estimated future benefit payments are as follows:

Periods ending December 31:	Amount
2017	$472,581
2018	460,157
2019	454,731
2020	463,863
2021	451,555
2021-2025	2,188,627

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

Fair Value Measurement of Plan Assets

The following table summarizes the fair value of the Pension Plan’s investments at December 31, 2016 and 2015.

		Quoted Prices in
		Active markets for	Significant Other	Significant Other
	Total as of December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	2016	(Level 1)	(Level 2)	(Level 3)
Equity Securities – Pooled Separate Account:
Large-cap	$1,389,382	$—	$1,389,382	$—
Mixed-cap	1,284,601	—	1,284,601
Small-cap	580,881	—	580,881	—
International	533,581	—	533,581	—
Guaranteed Deposit	2,698,510	—	2,698,510	—
Total	$6,486,956	$—	$6,486,956	$—

		Quoted Prices in
		Active markets for	Significant Other	Significant Other
	Total as of December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	2015	(Level 1)	(Level 2)	(Level 3)
Equity Securities – Pooled Separate Account:
Large-cap	$2,111,647	$—	$2,111,647	$—
Mixed-cap	2,473,587	—	2,473,587	—
Small-cap	816,159	—	816,159	—
International	638,434	—	638,434	—
Guaranteed Deposit	3,758,416	—	3,758,416	—
Total	$9,798,243	$—	$9,798,243	$—

As of December 31, 2016, the plan’s assets totaled $6.5 million, a decrease of $3.3 million from December 31, 2015 balance of $9.8 million.  The plan was amended to allow a lump sum window for the terminated vested participants, which ran from July 1, 2016 to November 30, 2016.  Lump sums were paid out on November 1, 2016.  This window gave terminated employees the opportunity to elect a single lump sum payment in lieu of any future pension benefits.  100 participants accepted the Company’s offer and $3.3 million in lump sums were paid from the plan.

401(k) Plan

The Company has a contributory thrift plan (“Thrift Plan”) qualifying under Section 401(k) of the Code, which allows employees to make contributions to the savings plan on a pretax basis and covers substantially all full-time employees.  The Company approved the full discretionary match and disbursed shares of Bay Bancorp, Inc. common stock equal to 50% of a participant’s contributions made from July 1, 2015 to December 31, 2015, but capped at 2%.  For the 2016 plan year, matching contributions were capped at 3%.  The expense associated with this plan for the year ended 2016 and 2015 was $165,570 and $0, respectively.

.

NOTE 14 – INCOME TAXES

The components of income tax expense (benefit) are as follows for the years ended December 31, 2016 and 2015:

	2016	2015
Current income tax expense (benefit):
Federal	$721,291	$(72,963)
State	221,520	7,334
Total current tax expense (benefit)	942,811	(65,629)

Deferred income tax expense (benefit):
Federal	59,820	962,930
State	(1,035)	237,364
Total deferred tax expense	58,785	1,200,294

Total income tax expense	$1,001,596	$1,134,665

The income tax expense component table above does not include $25,802 of income tax expense related to discontinued operations.

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Years Ended December 31,
	2016		2015
		Percentage of		Percentage of
	Amount	Pretax Income	Amount	Pretax Income
Income tax expense at federal statutory rate	$923,881	34%	$1,042,246	34%
Increase (decrease) resulting from:
Tax exempt income	(13,029)	(0.5)%	(17,104)	(0.6)%
Bank owned life insurance	(40,103)	(1.5)%	(42,831)	(1.4)%
State income taxes, net of federal income tax benefit	145,520	5.4%	161,501	5.3%
Incentive stock options	(4,754)	(0.2)%	(29,684)	(1.0)%
Other	(9,919)	(0.3)%	20,537	0.7%
Total income tax expense and effective tax rate	$1,001,596	36.9%	$1,134,665	37.0%

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred Tax Assets
Bad Debts	$1,113,593	$517,953
Equity security impairment loss	179,692	179,692
Net unrealized losses on available for sale securities	97,723	—
Deferred compensation	161,346	175,039
Nonaccrual loan interest income	227,816	203,520
Stock based compensation plans	95,687	122,342
Accrued pension expense	410,097	457,148
Real estate acquired through foreclosure	169,298	119,335
Purchase accounting adjustment - loans	1,123,763	1,142,184
AMT credit carryforwards	169,796	300,166
NOL carryforwards	709,539	1,087,179
Subtotal	4,458,350	4,304,558
Less: Valuation allowance	(90,528)	(76,289)
Total deferred tax assets	4,367,822	4,228,269

Deferred Tax Liabilities:
Core deposit intangible	1,195,305	1,035,106
Depreciation and amortization	12,730	78,269
Net unrealized gain on pension plan assets	151,544	263,649
Net unrealized gains on available for sale securities	—	110,118
Other	23,525	17,570
Total deferred tax liabilities	1,383,104	1,504,712
Net Deferred Tax Asset	$2,984,718	$2,723,557

The bargain purchase gain recognized in 2016 was the result of the Hopkins Merger, which was an all cash merger that was treated as an asset purchase and, thus, a taxable transaction.  Therefore, there was no impact from the Hopkins Merger on the effective tax rate for 2016.

At December 31, 2016 and 2015, the Company had federal net operating loss carryforwards of $1.2 million and $2.2 million, respectively, which begin to expire in 2033.  As a result of the Jefferson Merger, $1.2 million of these net operating losses are subject to an annual limitation of $0.35 million.  At December 31, 2016 and 2015, the Company had state net operating loss carryforwards of $5.3 million and $6.0 million, respectively, which begin to expire in 2033.  A valuation allowance of approximately $91,000 and $76,000 respectively, has been established against the corresponding deferred tax assets and state net operating losses that are not deemed to be more likely than not to be realized.

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes.  Management has determined that the Company is more likely than not to realize existing net deferred tax assets as of December 31, 2016, with the exception of the items noted above.

As of December 31, 2016 and 2015, the Company did not have any unrecognized tax benefits.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax by the State of Maryland.  In 2016 the Company concluded its audit by the Internal Revenue Service for the 2011 and 2013 tax years.  The result of the audits produced no changes to the tax liability for either year.  The Company is no longer subject to examination by taxing authorities in these jurisdictions for the years before 2012.

NOTE 15 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented by the Company, non-equity changes are comprised of unrealized gains or losses on available for sale securities and any minimum pension liability adjustments.  The reclassification adjustments included in the table below represent realized gains or losses on available for sale securities and are included in the consolidated statements of income within noninterest income within the caption “Gain on securities sold”.  These items do not have an impact on the Company’s net income.  The following table presents the activity in net accumulated other comprehensive income for the periods indicated:

	Unrealized Gains
	(Losses) on Investments	Defined Benefit Pension
	Available for Sale	Plan	Total
Balance at December 31, 2015	$168,814	$404,746	$573,560
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	47,319	(172,101)	(124,782)
Amounts reclassified from comprehensive loss	(418,395)	-	(418,395)
Other comprehensive loss	(371,076)	(172,101)	(543,177)
Balance at December 31, 2016	$(202,262)	$232,645	$30,383

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2014	$211,294	$1,452,220	$1,663,514
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	135,642	(1,047,474)	(911,832)
Amounts reclassified from comprehensive loss	(178,122)	-	(178,122)
Other comprehensive loss	(42,480)	(1,047,474)	(1,089,954)
Balance at December 31, 2015	$168,814	$404,746	$573,560

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the year ended December 31, 2016
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Net AFS debt securities gain	$102,065	$(54,746)	$47,319
Reclassification adjustments	(680,982)	262,587	(418,395)
Net loss recognized in other comprehensive loss	(578,917)	207,841	(371,076)
Defined benefit pension plan adjustments:
Net actuarial losses	(284,206)	112,105	(172,101)
Net loss recognized in other comprehensive loss	(284,206)	112,105	(172,101)
Other comprehensive loss	$(863,123)	$319,946	$(543,177)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the year ended December 31, 2015
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Net AFS debt securities gain	$219,995	$(84,353)	$135,642
Reclassification adjustments	(289,912)	111,790	(178,122)
Net loss recognized in other comprehensive loss	(69,917)	27,437	(42,480)
Defined benefit pension plan adjustments:
Net actuarial losses	(1,729,790)	682,316	(1,047,474)
Net loss recognized in other comprehensive loss	(1,729,790)	682,316	(1,047,474)
Other comprehensive loss	$(1,799,707)	$709,753	$(1,089,954)

NOTE 16 – NET INCOME PER COMMON SHARE

The calculation of net income per common share for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Basic earnings per share:
Net income	$1,759,899	$1,930,765
Weighted average shares outstanding	10,734,748	11,040,159
Basic net income per share	$0.16	$0.17

Diluted earnings per share:
Net income	$1,759,899	$1,930,765
Weighted average shares outstanding	10,734,748	11,040,159
Dilutive potential shares	125,405	137,974
Total diluted average shares outstanding	10,860,152	11,178,133
Total diluted net income per share	$0.16	$0.17

Anti-dilutive shares	145,970	264,362

NOTE 17 – RELATED PARTY TRANSACTIONS

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

	2016	2015
Beginning Balance	$9,676,890	$7,644,857
Additions	4,775,903	3,900,126
Repayments	(319,780)	(1,868,093)
Ending Balance	$14,133,013	$9,676,890

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties.  Deposit balances of executive officers, directors and their related interests as of December 31, 2016 and 2015 were $8,081,410 and $6,238,805, respectively.

A principal for a commercial real estate services company, through which the Bank entered into a third-party lease agreement for the Bank’s Lutherville offices and branch in 2010, became a director of the Company and the Bank on April 19, 2013.  The Bank paid approximately $120,107 in 2016 and $254,356 in 2015 as lease payments for the office and branch facilities.  In addition, the Bank paid approximately $130,260 and $25,167 to the real estate services company in 2016 and 2015, respectively, primarily for leasehold improvement projects

.

In August of 2013, the managing member of the ownership group that advises the then-majority owner of the Company entered into an agreement to sublease office space from the Company in the Bank’s Columbia operations center.  The managing member paid $0 and $1,721 to the Company during 2016 and 2015, respectively.

Also in August of 2013, the managing member of the ownership group that advises the then-majority owner of the Company entered into a cost sharing agreement for services to be performed by one of the Bank’s employees.  The managing member reimbursed the Bank for $21,200 and $14,103 for services performed on its behalf in 2016 and 2015, respectively.

In July 2014, the Company entered into an agreement with its largest stockholder whereby the stockholder will provide management and advisory services to the Company and the Bank.  The Bank paid $111,250 to the stockholder during 2016 and $122,500 during 2015

.

The Company believes these transactions are at terms comparable to those between unrelated parties.

NOTE 18 – COMMITMENTS AND CONTINGENT LIABILITIES

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

Outstanding loan commitments and lines and letters of credit were as follows:

	December 31, 2016	December 31, 2015
Loan commitments	$7,729,629	$6,054,409
Unused lines of credit	93,883,713	78,100,042
Standby letters of credit	8,424,706	2,925,984
Mortgage loan repurchase obligation	7,177,755	3,605,765

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

Shortly after the consummation of the Hopkins Merger, on September 20, 2016, Alvin M. Lapidus, the former Chairman of Hopkins, and Lois F. Lapidus, his wife, filed a lawsuit against Bay Bank in the United States District Court, District of Maryland, in which they alleged that a former employee of Hopkins Bank embezzled approximately $1.45 million from their deposit accounts at Hopkins Bank prior to the Hopkins Merger.  The complaint seeks damages in the amount that was allegedly embezzled plus interest, which is still accruing.  This former employee was criminally charged in federal court and plead guilty to Wire Fraud, in violation of 28 U.S.C. § 1343, and Embezzlement by a Bank Employee, in violation of 28 U.S.C. § 656, and the information supporting her plea agreement identifies Mr. and Mrs. Lapidus as victims.  This former employee is scheduled to be sentenced in May 2017.  Bay Bank is vigorously defending this case and, at this point, cannot assess the likelihood of success of any of its defenses or, thus, the outcome of this litigation.  If a judgment were to be entered against Bay Bank, then Bay Bank intends to pursue an indemnity claim against a fidelity bond.  Bay Bank believes that its insurance policies will cover a portion of its legal expenses relating to this litigation and has recorded appropriate accruals in the fair value accounting of the assets and liabilities acquired in the Hopkins Merger.

In the ordinary course of business, the Company has various outstanding contingent liabilities that are not reflected in the accompanying consolidated financial statements.  In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.

Mortgage Loan Repurchase Obligations:  The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers.  The Company’s contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.  The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events.  The loan balances and other fees subject to repurchase were $7.2 million and $3.6 million at December 31, 2016 and 2015, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

NOTE 19 – FAIR VALUE

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the period ended December 31, 2016.

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$7,773,118	$—	$7,773,118	$—
U.S. treasury securities	8,623,259	—	8,623,259	—
Residential mortgage-backed securities	30,813,481	—	30,813,481	—
State and municipal	2,637,280	—	2,637,280	—
Corporate obligations	10,328,455	—	10,328,455	—
Equity securities	57,134	57,134	—	—
	$60,232,727	$57,134	$60,175,593	$—

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$3,810,639	$—	$3,810,639	$—
U.S. treasury securities	5,872,140	—	5,872,140	—
Residential mortgage-backed securities	15,023,225	—	15,023,225	—
State and municipal	4,531,554	—	4,531,554	—
Corporate obligations	4,058,140	—	4,058,140	—
Equity securities	56,535	56,335	—	—
	$33,352,233	$56,335	$33,295,698	$—

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2016 and 2015.

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

The tables below present the recorded assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$819,877	$—	$—	$819,877
Real estate acquired through foreclosure	1,224,939	—	—	1,224,939
	$2,044,816	$—	$—	2,044,816

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2015	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$477,967	$—	$—	$477,967
Real estate acquired through foreclosure	976,689	—	—	976,689
	$1,454,656	$—	$—	1,454,656

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016:	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$819,877		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$1,224,939		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015:	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$477,967	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$976,689	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
			Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

The following disclosure of estimated fair values of the Company's financial instruments at December 31, 2016 and 2015 is made in accordance with the requirements of ASC Topic 820:

	Level in Fair	December 31, 2016		December 31, 2015
	Value	Carrying	Estimated fair	Carrying	Estimated fair
	Hierarchy	Amount	value	Amount	value
Financial assets:
Cash and cash equivalents	Level 1	$40,027,456	$40,027,456	$34,413,222	34,413,222
Investment securities available for sale (debt)	Level 2	60,175,593	60,175,593	33,295,698	33,295,698
Investment securities available for sale (equity)	Level 1	57,134	57,134	56,535	56,535
Investment securities held to maturity (debt)	Level 2	1,158,238	1,149,342	1,573,165	1,596,262
Restricted equity securities	Level 2	1,823,195	1,823,195	2,969,595	2,969,595
Loans held for sale	Level 2	1,613,497	1,613,497	4,864,344	4,864,344
Loans, net of allowance	Level 3	484,280,560	487,325,072	391,467,558	397,258,339
Accrued interest receivable	Level 2	1,884,945	1,884,945	1,271,871	1,271,871

Financial liabilities:
Deposits	Level 3	526,458,394	526,119,460	367,415,938	367,398,372
Accrued interest payable	Level 2	16,406	16,406	21,161	21,161
Borrowings	Level 2	20,000,000	20,000,000	52,300,000	52,300,000

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

NOTE 20 – REGULATORY MATTERS

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

In addition, the Office of the Comptroller of the Currency (the “OCC”) requires that FSBs, like the Bank, maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5%, but an individual institution could be required to maintain a higher level.  In connection with the merger of Carrollton Bank with and into the Bank, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) pursuant to which the Bank agreed, among other things, to maintain a leverage ratio of 10% for the term of the Operating Agreement.  In 2016, the OCC reduced the required leverage ratio for the Bank to at least 8.5%. The Operating Agreement will remain in effect until it is terminated by the OCC or the Bank ceases to be an FSB.

The following table summarizes capital ratios and related information in accordance with Basel III as measured at December 31, 2016 and December 31, 2015.  For disclosure regarding changes resulting from Basel III see the Item 7 of Part I of this report under the heading, “CAPITAL RESOURCES”, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Capital Resources, Basel III. The Bank was classified in the well capitalized category at both December 31, 2016 and December 31, 2015 under the regulatory capital rules in effect at each date. The capital levels of the Bank at December 31, 2016 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 0.625%.  Since December 31, 2016, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			To Be Considered		Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:

Common Equity Tier 1 Capital	$63,162	12.33%	$23,052	4.50%	$33,298	6.50%

Tier I Risk-Based Capital Ratio	$63,162	12.33%	$30,736	6.00%	$40,982	8.00%

Total Risk-Based Capital Ratio	$65,988	12.88%	$40,982	8.00%	$51,227	10.00%

Tier 1 Leverage Ratio	$63,162	10.47%	$24,135	4.00%	$30,169	5.00%

As of December 31, 2015:

Common Equity Tier 1 Capital	$65,465	16.14%	$18,249	4.50%	$26,360	6.50%

Tier I Risk-Based Capital Ratio	$65,465	16.14%	$24,332	6.00%	$32,443	8.00%

Total Risk-Based Capital Ratio	$67,238	16.58%	$32,443	8.00%	$40,553	10.00%

Tier 1 Leverage Ratio	$65,465	13.75%	$19,041	4.00%	$23,801	5.00%

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  The Company and Bank received regulatory approval to pay a $23.27 million one-time cash dividend to the Company to be used to purchase all of the outstanding shares of Hopkins common stock in the Hopkins Merger.  Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying dividends beyond the foregoing described need for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors and will depend, in part, on the Company’s earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period.

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included December 31, 2016 and 2015.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At December 31, 2016, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 21  – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed financial statements for Bay Bancorp, Inc. (Parent only) are presented below:

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$219,250	$90,914
Investment securities available for sale, at fair value	87,080	92,722
Investment in subsidiary	65,294,348	67,872,587
Other assets	332,692	28,631
Total Assets	$65,933,370	$68,084,854

LIABILITIES
Borrowings	—	300,000
Accrued expenses and other liabilities	6,144	102,365
Total Liabilities	6,144	402,365

STOCKHOLDERS’ EQUITY
Stockholders' Equity - controlling interest	65,727,735	67,682,489
Stockholders' Equity - non-controlling interest	199,491	—
Total Stockholders' Equity	65,927,226	67,682,489
Total Liabilities and Stockholders' Equity	$65,933,370	$68,084,854

	Years Ended December 31,
	2016	2015
Income:
Interest and dividends on deposits and investment securities	$203	$188
Other income	120	—
Total Income	323	188

Expenses:
Interest on short-term borrowings	49,850	7,255
Other noninterest expenses	334,323	208,267
Total Expenses	384,173	215,522

Loss before income taxes and equity in undistributed net income of subsidiary	(383,850)	(215,334)
Income tax benefit	(188,352)	(73,214)
Loss before equity in undistributed net income of subsidiary	(195,498)	(142,120)
Equity in undistributed net income of subsidiary	1,788,854	2,072,885
NET INCOME FROM CONTINUING OPERATIONS, NET OF TAXES	$1,593,356	$1,930,765
Net income from discontinued operations, net of taxes	366,034	—
NET INCOME	$1,959,390	$1,930,765
Net income from discontinued operations attributable to non-controlling interest	199,491	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,759,899	$1,930,765

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,959,390	$1,930,765
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiary	(1,788,854)	(2,072,885)
Net increase in accrued interest receivable and other assets	(322,268)	(5,452)
Net decrease in intercompany accounts payable	(51,961)	(10,858)
Net decrease in accrued taxes	(88,911)	(73,215)
Net increase in accrued expenses and other liabilities	373,057	9,167
Net cash used in operating activities - continuing operations	80,453	(222,478)
Net cash provided by operating activities - discontinued operations	(366,034)	—
Net cash used in operating activities	(285,581)	(222,478)

Cash flows from investing activities:
Acquisition, net of cash acquired	4,000,000	—
Net cash provided by investment activities - continuing operations	4,000,000	—
Net cash used in investment activities - discontinued operations	(20,000)	—
Net cash provided by investment activities	3,980,000	—

Cash flows from financing activities:
Repurchase of common stock	(3,791,998)	(857,574)
Proceeds from issuance of common stock on stock option exercise	471,932	912,254
Issuance of common stock for 401K match	53,983	—
(Decrease in) proceeds from short term borrowings	(300,000)	150,000
Net cash (used in) provided by financing activities	(3,566,083)	204,680

Net increase (decrease) in cash and cash equivalents	128,336	(17,798)
Cash and cash equivalents at beginning of period	90,914	108,712
Cash and cash equivalents at end of period	$219,250	$90,914

NOTE 22 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,114,415	$5,251,498	$6,280,326	$6,381,192
Interest expense	372,972	372,292	588,265	516,605
Net interest income	4,741,443	4,879,206	5,692,061	5,864,587
Provision for loan losses	298,000	357,533	360,000	374,000
Net interest income after provision for loan losses	4,443,443	4,521,673	5,332,061	5,490,587
Bargain purchase gain	—	—	1,034,456	(141,329)
Other noninterest income	1,191,077	1,325,003	1,367,464	1,216,925
Total noninterest income	1,191,077	1,325,003	2,401,920	1,075,596
Noninterest expenses	5,329,997	5,105,975	7,036,215	5,714,221
Income before income taxes	304,523	740,701	697,766	851,962
Income taxes	118,124	291,597	277,733	314,142
Net income from continuing operations, net of taxes	186,399	449,104	420,033	537,820
Net income from discontinued operations, net of taxes	—	—	92,405	273,629
Net income from discontinued operations attributable to
non-controlling interest	—	—	138,212	61,279
Net income available to common stockholders	$186,399	$449,104	$374,226	$750,170

Net income per share-basic	$0.02	$0.04	$0.04	$0.07
Net income per share-diluted	$0.02	$0.04	$0.03	$0.07

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,837,326	$5,981,886	$5,878,417	$5,511,877
Interest expense	498,177	474,642	456,659	405,405
Net interest income	5,339,149	5,507,244	5,421,758	5,106,472
Provision for loan losses	275,109	296,700	306,387	264,326
Net interest income after provision for loan losses	5,064,040	5,210,544	5,115,371	4,842,146
Noninterest income	1,237,220	1,586,733	1,494,778	1,100,523
Noninterest expenses	5,699,884	5,931,998	5,755,755	5,198,288
(Loss) Income before income taxes	601,376	865,279	854,394	744,381
Income (benefit) taxes	258,123	319,364	324,977	232,201
Net Income (loss)	$343,253	$545,915	$529,417	$512,180

Net income(loss) per share - basic	$0.03	$0.05	$0.05	$0.05
Net income(loss) per share - diluted	$0.03	$0.05	$0.05	$0.05

(1)  The bargain purchase gain for the second quarter was retroactively restated downward for measurement period adjustments of $186,682 in the third quarter and adjusted upward for measurement period adjustments of $13,588 in the fourth quarter.

NOTE 23 – SUBSEQUENT EVENTS

As noted in Note 3, effective March 31, 2017, the company sold its 51% ownership interest in iReverse Home Loans, LLC (“iReverse”) for $70,000, which was paid in cash on February 28, 2017.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2016 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended December 31, 2016, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2016.  Management’s report on the Company’s internal control over financial reporting appears on the following page.  The Company is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of Bay Bancorp’s internal control over financial reporting as of December 31, 2016,  in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2016, Bay Bancorp, Inc.’s internal control over financial reporting is effective.

Dated: April 5, 2017

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

The aggregate number of shares that may be issued or transferred under the 2015 Plan is 100,000.  Also, the aggregate number of shares that may be issued or transferred pursuant to incentive options is 100,000.  In any calendar year, a participant may not be awarded grants covering more than 20,000 Shares.  The aggregate number of shares that may be issued or transferred to any participant in a calendar year pursuant to grants designated as qualified performance-based compensation is 20,000.  Options relating to a total of 40,000 shares of common stock were outstanding under the 2015 Equity Plan as of December 31, 2016.

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

The following table contains information about the Equity Plan as of December 31, 2016:

Number of securities
	Number of securities to be	Weighted‑average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants, and rights	warrants, and rights	(excluding securities reflected in column)
Plan Category	(a)	(b)	(a)
Equity compensation plans approved by security holders	387,630	$5.34	90,914
Equity compensation plans not approved by security holders	—	—	—
Total	387,630	$5.34	90,914

(1)

In addition to stock options and stock appreciation rights, the Equity Plan permits the grant of stock awards of various types and performance units.  As of December 31, 2016, restricted stock awards relating to 66,093 shares were outstanding that are not included in the number shown in column (a)  Shares of common stock subject to restricted stock or unrestricted stock awards may not exceed 50% of the total number of shares available under the Equity Plan.  Subject to the anti-dilution provisions of the Equity Plan, (i)  the maximum number of shares of common stock for which stock options and stock appreciation rights may be granted to any participant in any fiscal year shall not exceed 500,000 shares, and (ii)  the maximum aggregate dollar amount of, and the maximum number of shares of common stock subject to, restricted stock and performance unit awards to any employee with respect to a restriction period or performance period may not exceed $500,000 and 500,000 shares, respectively.

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

Bay Bancorp, Inc.

Date: April 5, 2017	By:	/s/ Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Joseph J. Thomas	President and Chief Executive Officer	April 5, 2017
Joseph J. Thomas	(Principal Executive Officer)

/s/ Larry D. Pickett	Executive Vice President - Chief Financial Officer	April 5, 2017
Larry D. Pickett	(Principal Accounting Officer)

/s/ Robert J. Aumiller	Director	April 5, 2017
Robert J. Aumiller

/s/ Steven K. Breeden	Director	April 5, 2017
Steven K. Breeden

/s/ Pierre Abushacra	Director	April 5, 2017
Pierre Abushacra

/s/ Mark M. Caplan	Director	April 5, 2017
Mark M. Caplan

/s/ Howard I. Hackerman	Director	April 5, 2017
Howard I. Hackerman

/s/ Eric D. Hovde	Director	April 5, 2017
Eric D. Hovde

/s/ Steven D. Hovde	Director	April 5, 2017
Steven D. Hovde

/s/ Charles L. Maskell	Director	April 5, 2017
Charles L. Maskell

EXHIBIT INDEX

Exhibit No.	Description

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

10.6

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

10.8

Employment Agreement, dated as of April 13, 2014, by and between H. King Corbett and Bay Bank, F.S.B. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q

filed on August 14, 2014)

10.9	Carrollton Bancorp 1998 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 16, 1998)

10.10	Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on April 5, 2007)

10.11	Form of Restricted Stock Award Agreement under the Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013)

10.12

Form of Incentive Stock Option Agreement under the Carrollton Bancorp 2007 Equity Plan

(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

10.13	Jefferson Bancorp, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.14

Form of Stock Option Agreement under the Jefferson Bancorp, Inc. 2010 Stock Option Plan

(incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

21	Subsidiaries (filed herewith)

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer (filed herewith)

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)