Form 10-Q
period 2017-03-31
BAY BANCORP, INC.
filed 2017-05-11
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See definition of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

(Check one):    Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐(Do not check if a smaller reporting company) Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practicable date:  At May 5, 2017, the number of shares outstanding of the registrant’s common stock was 10,642,277.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	December 31,
	(unaudited)	2016
ASSETS
Cash and due from banks	$5,981,700	$7,591,685
Interest bearing deposits with banks and federal funds sold	36,822,635	32,435,771
Total Cash and Cash Equivalents	42,804,335	40,027,456

Investment securities available for sale, at fair value	64,455,089	60,232,727
Investment securities held to maturity, at amortized cost	1,137,200	1,158,238
Restricted equity securities, at cost	2,322,295	1,823,195
Loans held for sale	848,975	1,613,497

Loans, net of deferred fees and costs	495,236,254	487,103,713
Less: Allowance for loan losses	(3,159,769)	(2,823,153)
Loans, net	492,076,485	484,280,560

Real estate acquired through foreclosure	564,678	1,224,939
Premises and equipment, net	3,835,945	3,882,343
Bank owned life insurance	15,844,759	15,729,302
Core deposit intangibles	2,794,844	3,030,309
Deferred tax assets, net	2,890,703	2,984,718
Accrued interest receivable	1,921,253	1,884,945
Accrued taxes receivable	660,993	1,153,102
Prepaid expenses	972,721	1,001,723
Other assets	220,863	276,540
Total Assets	$633,351,138	$620,303,594

LIABILITIES
Noninterest-bearing deposits	$112,411,694	$111,378,694
Interest-bearing deposits	413,390,788	415,079,700
Total Deposits	525,802,482	526,458,394

Short-term borrowings	34,000,000	20,000,000
Defined benefit pension liability	964,334	994,156
Accrued expenses and other liabilities	5,302,656	6,923,818
Total Liabilities	566,069,472	554,376,368

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per shares, authorized 20,000,000 shares, issued and outstanding 10,543,862 and 10,456,098 shares at March 31, 2017 and December 31, 2016, respectively.	10,543,862	10,456,098
Additional paid-in capital	41,187,024	40,814,285
Retained earnings	15,383,778	14,426,969
Accumulated other comprehensive income	167,002	30,383
Total controlling interest	67,281,666	65,727,735
Non-controlling interest	—	199,491
Total Stockholders' Equity	67,281,666	65,927,226
Total Liabilities and Stockholders' Equity	$633,351,138	$620,303,594

See accompanying notes to unaudited consolidated financial statements.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$5,920,144	$4,844,320
Interest on loans held for sale	6,882	39,666
Interest and dividends on securities	350,885	211,384
Interest on deposits with banks and federal funds sold	77,675	19,045
Total Interest Income	6,355,586	5,114,415

INTEREST EXPENSE
Interest on deposits	455,850	309,177
Interest on short-term borrowings	60,204	63,795
Total Interest Expense	516,054	372,972
Net Interest Income	5,839,532	4,741,443

Provision for loan losses	440,521	298,000
Net interest income after provision for loan losses	5,399,011	4,443,443

NONINTEREST INCOME
Payment sponsorship fees	656,192	551,009
Mortgage banking fees and gains	182,944	158,547
Service charges on deposit accounts	62,633	70,614
Gain on securities sold	5,521	272,963
Other income	419,073	137,944
Total Noninterest Income	1,326,363	1,191,077

NONINTEREST EXPENSES
Salary and employee benefits	2,857,245	2,889,456
Occupancy and equipment expenses	757,645	871,195
Legal, accounting and other professional fees	232,956	310,561
Data processing and item processing services	327,794	281,992
FDIC insurance costs	65,014	77,479
Advertising and marketing related expenses	24,320	32,528
Foreclosed property expenses and REO sales, net	16,859	74,479
Loan collection costs	34,666	20,800
Core deposit intangible amortization	235,465	192,808
Merger related expenses	149,543	57,257
Other expenses	480,054	521,442
Total Noninterest Expenses	5,181,561	5,329,997
Income before income taxes	1,543,813	304,523
Income tax expense	587,005	118,124
NET INCOME	$956,808	$186,399

Basic net income per common share	$0.09	$0.02

Diluted net income per common share	$0.09	$0.02

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$956,808	$186,399

Other comprehensive income (loss):

Net unrealized gain on securities available for sale:
Net unrealized gain on securities during the period	224,406	654,256
Reclassification adjustment for gain on sales of securities included in net income	(5,521)	(272,963)
Income tax expense relating to items above	(82,266)	(150,328)
Net effect on other comprehensive income	136,619	230,965

Unrealized loss on defined benefit pension plan	—	(558,690)
Income tax benefit relating to item above	—	220,375
Net effect on other comprehensive income	—	(338,315)

Other comprehensive income (loss)	136,619	(107,350)

Comprehensive income	$1,093,427	$79,049

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2015	$11,062,932	$43,378,927	$12,667,070	$573,560	$—	$67,682,489

Net income	—	—	186,399	—	—	186,399
Other comprehensive loss	—	—	—	(107,350)	—	(107,350)
Stock-based compensation	—	35,587	—	—	—	35,587
Repurchase of common stock	(175,000)	(684,500)	—	—	—	(859,500)
Balance March 31, 2016	$10,887,932	$42,730,014	$12,853,469	$466,210	$—	$66,937,625

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2016	$10,456,098	$40,814,285	$14,426,969	$30,383	$199,491	$65,927,226

Net income	—	—	956,808	—	—	956,808
Other comprehensive loss	—	—	—	136,619	—	136,619
Stock-based compensation	—	62,564	—	—	—	62,564
Sale of iReverse	—	—	1	—	(199,491)	(199,490)
Issuance of common stock under stock option plan	87,764	310,175	—	—	—	397,939
Balance March 31, 2017	$10,543,862	$41,187,024	$15,383,778	$167,002	$—	$67,281,666

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$956,808	$186,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	148,644	173,402
Stock-based compensation	62,564	35,587
Amortization of investment premiums and discounts, net	77,249	30,166
Accretion of net discounts on loans	(539,062)	(391,759)
Amortization of core deposit intangibles	235,465	192,808
Amortization of deposit (discount) premiums	(7,179)	7,252
Provision for loan losses	440,521	298,000
Increase in cash surrender value of bank owned life insurance	(115,457)	(30,209)
Gain on sale and redemption of securities	(5,521)	(272,963)
Loss on disposal of premises and equipment	—	666
Write down of real estate acquired through foreclosure	62,725	43,336
Gain on sale of real estate acquired through foreclosure	(67,992)	—
Origination of loans held for sale	(5,163,400)	(8,799,589)
Proceeds from sales of loans held for sale	6,152,003	10,324,806
Gains on sales of loans held for sale	(224,081)	(221,624)
Deferred income taxes	11,748	—
Net increase in accrued interest receivable	(36,308)	(100,585)
Net decrease in accrued taxes receivable	492,109	638,433
Net decrease in accrued pension plan liability	(29,822)	(26,750)
Net decrease in prepaid expenses and other assets	295,791	7,571
Net (decrease) increase in accrued expenses and other liabilities	(1,820,649)	40,782
Net cash provided by operating activities	926,156	2,135,729

Cash flows from investing activities:
Purchases of investment securities available for sale	(7,808,578)	—
Redemptions and maturities of investment securities available for sale	3,732,398	8,956,256
Redemption and maturities of investment securities held to maturity	22,012	21,176
Net purchase of Federal Home Loan Bank Stock	(499,100)	1,099,200
Net increase in loans	(7,756,743)	(3,429,786)
Proceeds from sale of real estate acquired through foreclosure	724,887	—
Purchases of premises and equipment	(313,358)	(16,635)
Net cash (used in) provided by investing activities	(11,898,482)	6,630,211

Cash flows from financing activities:
Net decrease in deposits	(648,733)	(1,537,193)
Net increase (decrease) in short-term borrowings	14,000,000	(26,025,000)
Repurchase of common stock	—	(859,500)
Exercise of stock options	397,938	—
Net cash provided by (used in) financing activities	13,749,205	(28,421,693)

Net increase (decrease) increase in cash and cash equivalents	2,776,879	(19,655,753)
Cash and cash equivalents at beginning of period	40,027,456	34,413,222
Cash and cash equivalents at end of period	$42,804,335	$14,757,469

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$505,082	$365,154
Net income tax paid	12,000	12,846

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$59,358	$85,500

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATIONAL

Nature of Business

Bay Bancorp, Inc. is a savings and loan holding company.  Through its subsidiary, Bay Bank, FSB (the “Bank”), a federal savings bank (an “FSB”), Bay Bancorp, Inc. serves the community with a network of 11 branches strategically located throughout the Baltimore Metropolitan Statistical Area, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Howard, and Harford, as well as south along the Baltimore-Washington corridor with an expanded focus on Prince George’s County and Montgomery Counties.  The Bank serves local consumers, small and medium size businesses, professionals and other valued customers by offering a broad suite of financial products and services, including on-line and mobile banking, commercial banking, cash management, mortgage lending and retail banking.  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit.

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

The Bank had an investment in a reverse home loan mortgage brokerage firm named iReverse Home Loan, LLC (“iReverse”).  The Bank owned 51% of iReverse and reported its non-controlling interest in iReverse separately in the consolidated balance sheet at December 31, 2016.  The Company reported the income of iReverse attributable to the Bank on the consolidated statement of income for the year ended December 31, 2016 as discontinued operations. The Bank entered into an agreement with the other owner of iReverse pursuant to which the Bank sold effective March 31, 2017, the Bank’s interest in iReverse to the other owner for $70,000. The Company reported no discontinued operations for the three-month period ended March 31, 2017.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2017 and December 31, 2016, the results of operations for the three-month periods ended March 31, 2017 and 2016, and the statements of cash flows for the three-month periods ended March 31, 2017 and 2016.  The results of the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or any future interim period.  The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2016.  The unaudited consolidated financial statements for March 31, 2017 and 2016, the condensed consolidated balance sheet at December 31, 2016, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements and Developments

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  In August 2016, the FASB deferred the effective date by one year from the date in the original guidance.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2018.  The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  ASU 2016-09 also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; ASU 2016-09 increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation.  The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified).  ASU 2016-09 permits companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.  Forfeitures can be estimated, as required today, or recognized when they occur.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  Early adoption is permitted, but all of the guidance must be adopted in the same period. In January, 2017, the Company began adopting the provisions of ASU 2016-09 with no material impact for the three months ended March 31, 2017 on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.”  The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”   Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Company has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects to utilize the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.”   This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at March 31, 2017 or December 31, 2016.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at March 31, 2017 and December 31, 2016:

Available for Sale	Amortized	Gross Unrealized		Estimated
March 31, 2017	cost	Gains	Losses	Fair Value
U.S. government agency	$6,755,302	$78,534	$(11,399)	$6,822,437
U.S. treasury securities	8,735,437	15,859	(96,866)	8,654,430
Residential mortgage-backed securities	36,986,884	198,144	(308,377)	36,876,651
State and municipal	2,620,115	8,631	(693)	2,628,053
Corporate bonds	9,359,699	52,841	(10,368)	9,402,172
Total debt securities	64,457,437	354,009	(427,703)	64,383,743
Equity securities	78,752	—	(7,406)	71,346
Totals	$64,536,189	$354,009	$(435,109)	$64,455,089

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
March 31, 2017	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	1,137,200		(12,997)	1,124,203
Total debt securities	1,137,200	—	(12,997)	1,124,203
Totals	$1,137,200	$—	$(12,997)	$1,124,203

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$7,748,481	$68,493	$(43,856)	$7,773,118
U.S. treasury securities	8,728,284	14,812	(119,837)	8,623,259
Residential mortgage-backed securities	30,952,601	197,495	(336,615)	30,813,481
State and municipal	2,638,214	2,421	(3,355)	2,637,280
Corporate bonds	10,372,549	1,647	(45,741)	10,328,455
Total debt securities	60,440,129	284,868	(549,404)	60,175,593
Equity securities	92,585	6,021	(41,472)	57,134
Totals	$60,532,714	$290,889	$(590,876)	$60,232,727

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$1,158,238	$—	$(8,896)	$1,149,342
Total debt securities	1,158,238	—	(8,896)	1,149,342
Totals	$1,158,238	$—	$(8,896)	$1,149,342

The following table provides information about securities with unrealized losses segregated by length of impairment at March 31, 2017:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$2,163,175	$(11,399)	$—	$—	$2,163,175	$(11,399)
U.S. treasury securities	5,673,990	(96,866)	—	—	5,673,990	(96,866)
Residential mortgage-backed securities	19,304,425	(282,882)	534,728	(25,495)	19,839,153	(308,377)
State and municipals	325,101	(693)	—	—	325,101	(693)
Corporate bonds	5,997,495	(10,368)	—	—	5,997,495	(10,368)
Total debt securities	33,464,186	(402,208)	534,728	(25,495)	33,998,914	(427,703)
Equity securities	—	—	78,752	(7,406)	78,752	(7,406)
Totals	$33,464,186	$(402,208)	$613,480	$(32,901)	$34,077,666	$(435,109)

	Less than 12 months		12 months or longer		Total
Held-to-Maturity	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	1,124,203	(12,997)	—	—	1,124,203	(12,997)
Total debt securities	$1,124,203	$(12,997)	$—	$—	$1,124,203	$(12,997)

The following table provides information about securities with unrealized losses segregated by length of impairment at December 31, 2016:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$3,983,930	$(43,856)	$—	$—	$3,983,930	$(43,856)
U.S. treasury securities	5,645,640	(119,837)	—	—	5,645,640	(119,837)
Residential mortgage-backed securities	17,368,416	(315,284)	563,545	(21,331)	17,931,961	(336,615)
State and municipals	1,042,964	(3,355)	—	—	1,042,964	(3,355)
Corporate bonds	7,973,405	(45,741)	—	—	7,973,405	(45,741)
Total debt securities	36,014,355	(528,073)	563,545	(21,331)	36,577,900	(549,404)
Equity securities	—	—	25,180	(41,472)	25,180	(41,472)
Totals	$36,014,355	$(528,073)	$588,725	$(62,803)	$36,603,080	$(590,876)

	Less than 12 months		12 months or longer		Total
Held-to-Maturity	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	1,149,342	(8,896)	—	—	1,149,342	(8,896)
Total debt securities	$1,149,342	$(8,896)	$—	$—	$1,149,342	$(8,896)

At March 31, 2017, the Company recorded unrealized losses in its portfolio of debt securities totaling $427,703 related to 71 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At March 31, 2017, the Company recorded unrealized losses in its portfolio of equity securities totaling $7,406, related to one security, which management considers to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At December 31, 2016, the Company recorded unrealized losses in its portfolio of debt securities totaling $549,404, related to 73 securities, which were caused by increases in market interest rates, spread volatility and other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2016, the Company recorded unrealized losses in its portfolio of equity securities totaling $41,472, related to one security, which management considers to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At March 31, 2017, except for the U.S. Treasury, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.  At December 31, 2016, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.

No investment securities held by the Company at March 31, 2017 or December 31, 2016 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at March 31, 2017 and at December 31, 2016 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2017		2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$6,891,127	$6,884,662	$6,122,743	$6,100,576
Over one to five years	9,775,678	9,906,735	12,570,847	12,642,656
Over five to ten years	7,770,662	7,674,410	7,765,282	7,627,060
Over ten years	3,033,086	3,041,285	3,028,656	2,991,820
Residential mortgage-backed securities	36,986,884	36,876,651	30,952,601	30,813,481
Totals	$64,457,437	$64,383,743	$60,440,129	$60,175,593

	2017		2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Over ten years	1,137,200	1,124,203	1,158,238	1,149,342
Totals	$1,137,200	$1,124,203	$1,158,238	$1,149,342

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

For the three-month period ended March 31, 2017, there were three redemptions of investment securities available for sale resulting in no gains or losses. For the three-month period ended March 31, 2017, there was one sale of equity securities resulting in a net gain of $5,521. For the three-month period ended March 31, 2016, there was on sales and two redemptions of investment securities available for sale resulting in net gains of $272,963.

At March 31, 2017, securities with an amortized cost of $10,402,445 (fair value of $10,529,760) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Richmond (the “Reserve Bank”).  At December 31, 2016, securities with an amortized cost of $10,479,133 (fair value of $10,604,335) were pledged as collateral for potential borrowings from the FHLB and the Reserve Bank.

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

	March 31,	December 31,
	2017	2016
Commercial & Industrial	$67,227,602	$67,234,642
Commercial Real Estate	218,356,839	205,495,337
Residential Real Estate	148,931,551	153,368,115
Home Equity Line of Credit	32,244,947	33,256,012
Land	5,811,654	5,870,999
Construction	20,751,649	19,804,912
Consumer & Other	1,912,012	2,073,696
Total Loans	495,236,254	487,103,713
Less: Allowance for Loan Losses	(3,159,769)	(2,823,153)
Net Loans	$492,076,485	$484,280,560

At March 31, 2017 and December 31, 2016, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,543,105 and $3,793,033, respectively, and carrying values of $174,553,606 and $187,483,532, respectively.

Portfolio Segments:

The Company currently manages its credit products and the respective exposure to loan losses by the following specific portfolio segments, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan losses.  The Company considers each loan type to be a portfolio segment having unique risk characteristics.

Commercial & Industrial

Commercial & Industrial (“C&I”) loans are made to provide funds for equipment and general corporate needs.  Repayment of these loans depends primarily on the funds generated from the operation of the borrower's business.  C&I loans also include lines of credit that are utilized to finance a borrower's short-term credit needs and/or to finance a percentage of eligible receivables or inventory.  Of primary concern in C&I lending is the borrower's creditworthiness and ability to successfully generate sufficient cash flow from its business to service the debt.

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At March 31, 2017 and December 31, 2016, Commercial Real Estate – Investor loans had a total balance of $149,095,225 and $138,527,163, respectively.  At March 31, 2017 and December 31, 2016, Commercial Real Estate – Owner Occupied loans had a total balance of $69,261,614 and $66,968,174, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate -Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to a lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At March 31, 2017 and December 31, 2016, Residential Real Estate – Investor loans had a total balance of $42,933,949 and $44,787,039, respectively.  At March 31, 2017 and December 31, 2016, Residential Real Estate – Owner Occupied loans had a total balance of $105,997,602 and $108,581,076, respectively.

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

For purposes of calculating the allowance, the Company segregates its loan portfolio into segments based primarily on the type of supporting collateral.  The Commercial Real Estate and Residential Real Estate segments, which both exclude any collateral property currently under construction, are further disaggregated into Owner Occupied and Investor classes for each.  Further, all segments are also segregated as either purchased credit impaired (“PCI”) loans, purchased loans not deemed impaired, troubled debt restructurings (“TDR”s), or new originations.

The analysis for determining the allowance is consistent with guidance set forth in U.S. GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired consisting primarily of nonaccrual loans, TDR and PCI loans where cash flows have deteriorated from those forecasted as of the acquisition date.  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged-off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three-month period ended March 31, 2017:

Three Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153
Charge-offs	—	—	(128,435)	—	—	—	—	(128,435)
Recoveries	113	—	24,317	—	—	—	100	24,530
Provision	44,075	211,004	148,403	15,382	2,198	19,198	261	440,521
Ending balance	$414,045	$1,293,859	$1,088,063	$199,678	$21,357	$130,701	$12,066	$3,159,769

The following table presents loans and the related allowance for loan losses, by respective loan portfolio segment at March 31, 2017:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance:
individually
evaluated for
impairment	$—	$—	$258,606	$—	$—	$—	$—	$258,606
Ending balance:
collectively
evaluated
for impairment	414,045	1,293,859	829,457	199,678	21,357	130,701	12,066	2,901,163
Totals	$414,045	$1,293,859	$1,088,063	$199,678	$21,357	$130,701	$12,066	$3,159,769

Loans:
Ending balance:
individually
evaluated for
impairment	$604,079	$272,002	$6,135,448	$54,256	$—	$—	$5,798	$7,071,583
Ending balance:
collectively
evaluated
for impairment	65,411,113	204,404,671	131,038,188	31,545,340	3,373,947	20,648,309	1,906,214	458,327,782
Ending balance: loans
acquired with
deteriorated credit
quality	1,212,410	13,680,166	11,757,915	645,351	2,437,707	103,340	—	29,836,889
Totals	$67,227,602	$218,356,839	$148,931,551	$32,244,947	$5,811,654	$20,751,649	$1,912,012	$495,236,254

(1) Includes loans acquired with deteriorated credit quality of $143,590 that have current period charge offs.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment at December 31, 2016:

Three Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009
Charge-offs	—	—	(385,069)	(5,203)	—	—	(455)	(390,727)
Recoveries	—	—	51,338	—	—	—	—	51,338
Provision	159,059	354,986	784,425	32,456	3,446	48,536	6,625	1,389,533
Ending balance	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153

The following table presents loans and the related allowance for loan losses, by respective loan portfolio segment at December 31, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance:
individually
evaluated for
impairment	$—	$—	$270,526	$—	$—	$—	$—	$270,526
Ending balance:
collectively
evaluated
for impairment	369,857	1,082,855	773,252	184,296	19,159	111,503	11,705	2,552,627
Totals	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153

Loans:
Ending balance:
individually
evaluated for
impairment	$641,774	$277,515	$4,521,110	$55,552	$—	$—	$5,798	$5,501,749
Ending balance:
collectively
evaluated
for impairment	65,341,316	191,303,933	136,607,497	32,558,838	3,384,741	19,698,823	2,067,898	450,963,046
Ending balance: loans
acquired with
deteriorated credit
quality(1)	1,251,552	13,913,888	12,239,508	641,623	2,486,258	106,089	—	30,638,918
Totals	$67,234,642	$205,495,336	$153,368,115	$33,256,013	$5,870,999	$19,804,912	$2,073,696	$487,103,713

(1) Includes loans acquired with deteriorated credit quality of $104,460 that have current period charge-offs.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, at March 31, 2017 and for the three-month period ended March 31, 2017:

				For the three months ended
	At March 31, 2017			March 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$604,079	$692,798	$—	$671,604	$15,541
Commercial Real Estate -
Investor	272,002	272,002	—	274,758	—
Residential Real Estate -
Investor	802,875	894,490	—	903,308	11,249
Residential Real Estate -
Owner Occupied	4,672,015	4,861,451	—	4,809,767	48,065
Home Equity Line of
Credit	54,256	84,174	—	69,863	—
Consumer & Other	5,798	189,204	—	97,501	—

With an allowance recorded:
Residential Real Estate - Investor	783,194	789,517	258,606	798,140	16,227
Total	7,194,219	7,783,636	258,606	7,624,941	91,082

Total impaired loans:
Commercial & Industrial	$604,079	$692,798	$—	$671,604	$15,541
Commercial Real Estate	272,002	272,002	—	274,758	—
Residential Real Estate	6,258,084	6,545,458	258,606	6,511,215	75,541
Home Equity Line of
Credit	54,256	84,174	—	69,863	—
Consumer & Other	5,798	189,204	—	97,501	—
Total	$7,194,219	$7,783,636	$258,606	$7,624,941	$91,082

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, at December 31, 2016 and for the year ended December 31, 2016:

				For the year ended
	At December 31, 2016			December 31, 2016
		Unpaid	Average	Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886
Commercial Real Estate -
Investor	277,515	277,515	—	294,053	—
Residential Real Estate -
Investor	785,500	890,719	—	994,674	11,748
Residential Real Estate -
Owner Occupied	3,008,832	3,196,027	—	3,225,912	103,916
Home Equity Line of
Credit	55,552	85,470	—	73,026	(68)
Construction			—	—	—
Consumer & Other	5,798	189,204	—	97,501	—

With an allowance recorded:
Residential Real Estate - Investor	790,537	813,087	268,537	832,508	5,920
Residential Real Estate - Owner
Occupied	159,028	159,028	1,989	160,102	—
Total	5,724,536	6,350,178	270,526	6,482,714	201,402

Total impaired loans:
Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886
Commercial Real Estate	277,515	277,515	—	294,053	—
Residential Real Estate	4,743,897	5,058,861	270,526	5,213,196	121,584
Home Equity Line of
Credit	55,552	85,470	—	73,026	(68)
Construction	—	—	—	—	—
Consumer & Other	5,798	189,204	—	97,501	—
Total	$5,724,536	$6,350,178	$270,526	$6,482,714	$201,402

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio at March 31, 2017:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$62,582,177	$2,110,177	$2,535,248	$—	$67,227,602
Commercial Real Estate - Investor	145,310,233	708,717	3,076,276	—	149,095,226
Commercial Real Estate - Owner Occupied	66,932,175	1,135,538	1,193,900	—	69,261,613
Residential Real Estate - Investor	35,425,347	234,712	7,273,890	—	42,933,949
Residential Real Estate - Owner Occupied	98,727,064	—	7,270,538	—	105,997,602
Home Equity Line of Credit	31,959,699	—	286,539	(1,291)	32,244,947
Land	3,493,256	—	2,318,398	—	5,811,654
Construction	20,648,309	—	103,340	—	20,751,649
Consumer & Other	1,906,214	—	5,798	—	1,912,012
Total	$466,984,474	$4,189,144	$24,063,927	$(1,291)	$495,236,254

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio at December 31, 2016:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$63,961,379	$688,595	$2,584,668	$—	$67,234,642
Commercial Real Estate - Investor	134,601,346	2,958,695	967,122	—	138,527,163
Commercial Real Estate - Owner Occupied	64,761,020	1,126,705	1,080,449	—	66,968,174
Residential Real Estate - Investor	36,905,288	240,700	7,641,052	—	44,787,040
Residential Real Estate - Owner Occupied	102,367,880	—	6,213,195	—	108,581,075
Home Equity Line of Credit	32,969,668	—	286,344	—	33,256,012
Land	3,513,607	—	2,357,392	—	5,870,999
Construction	19,698,823	—	106,089	—	19,804,912
Consumer & Other	2,067,898	—	5,798	—	2,073,696
Total	$460,846,909	$5,014,695	$21,242,109	$—	$487,103,713

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at March 31, 2017.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$94,296	$—	$—	$94,296	$65,568,393	$352,502	$66,015,191
Commercial Real Estate - Investor	—	—	—	—	140,488,857	272,002	140,760,859
Commercial Real Estate - Owner Occupied	113,255	—	—	113,255	63,802,559	—	63,915,814
Residential Real Estate - Investor	63,176	—	—	63,176	33,147,766	1,416,969	34,627,911
Residential Real Estate - Owner Occupied	1,684,676	28,748	—	1,713,424	96,309,486	4,522,815	102,545,725
Home Equity Line of Credit	312,766	—	—	312,766	31,232,574	54,256	31,599,596
Land	—	—	—	—	3,373,948	—	3,373,948
Construction	—	—	—	—	20,648,309	—	20,648,309
Consumer & Other	15,898	150	—	16,048	1,890,166	5,798	1,912,012
Total	$2,284,067	$28,898	$—	$2,312,965	$456,462,058	$6,624,342	$465,399,365

Purchased credit impaired loans							29,836,889
Total Loans							$495,236,254

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at December 31, 2016.  PCI loans are excluded from this aging and nonaccrual loans schedule.

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

The following table presents a breakdown of loans that the Company modified during the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & Industrial	—	$—	$—	—	$—	$—
Commercial Real Estate – Investor	—	—	—	—	—	—
Commercial Real Estate – Owner Occupied	—	—	—	—	—	—
Residential Real Estate - Investor	—	—	—	1	38,785	38,785
Residential Real Estate - Owner Occupied	—	—	—	—	—	—
Home Equity Line of Credit	—	—	—	—	—	—
Totals	—	$—	$—	1	$38,785	$38,785

For the three-month period ended March 31, 2017, there were no loans modified as a TDR.

None of the loans modified as a TDR during the previous 12 months were in default of their modified terms at the quarter ended March 31, 2017.

At March 31, 2017 and December 31, 2016, the Bank had $1,728,919 and $1,824,206, respectively, in loans identified as TDRs of which $1,281,678 and $1,323,795, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit impaired loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	March 31, 2017	December 31, 2016
Commercial & Industrial	$1,212,410	$1,251,552
Commercial Real Estate	13,680,166	13,913,888
Residential Real Estate	11,757,915	12,239,507
Home Equity Line of Credit	645,351	641,623
Land	2,437,707	2,486,259
Construction	103,340	106,089
Total Loans	$29,836,889	$30,638,918

The contractual amount outstanding for these loans totaled $33,834,687 and $34,915,206 at March 31, 2017 and December 31, 2016, respectively.

The following table reflects activity in the accretable discount for loans purchased with evidence of credit deterioration since origination for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$1,315,318	$275,730
Reclassification from nonaccretable difference	183,922	125,307
Accretion into interest income	(236,523)	(209,529)
Disposals	(31,294)	—
Balance at end of period	$1,231,423	$191,508

The following table reflects activity in the allowance for loan losses for loans purchased with evidence of credit deterioration since origination for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$77,175	$—
Charge-offs	(3,156)	(33,182)
Recoveries	21,424	—
(Recapture) provision for loan losses	(22,381)	67,674
Balance at end of period	$73,062	$34,492

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three-month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$1,224,939	$1,459,732
New transfers from loans	59,359	85,500
Sales	(656,895)	—
Write-downs	(62,725)	(43,336)
Balance at end of period	$564,678	$1,501,896

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at March 31, 2017 had a remaining weighted average amortization period of approximately 6.4 years.  The following table presents the changes in the net book value of core deposit intangible assets for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$3,030,309	$2,624,184
Amortization expense	(235,465)	(192,808)
Balance, at end of period	$2,794,844	$2,431,376

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Gross carrying amount	$6,775,211	$6,775,211
Accumulated amortization	(3,980,367)	(3,744,902)
Net carrying amount	$2,794,844	$3,030,309

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at March 31, 2017:

Nine months ending December 31:	Amount
2017	$553,717
Twelve months ending December 31:
2018	616,111
2019	540,682
2020	488,027
2021	380,430
Subsequent years	215,877
Total	$2,794,844

NOTE 8 – DEPOSITS

The following table presents the composition of deposits at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Noninterest-bearing deposits	$112,411,694	$111,378,694
Interest-bearing deposits:
Checking	64,813,604	58,482,158
Savings	120,026,790	120,376,229
Money market	115,607,033	109,550,925
Total interest-bearing checking, savings and money market deposits	300,447,427	288,409,312

Time deposits $250,000 and below	104,269,554	114,871,256
Time deposits above $250,000	8,673,807	11,799,132
Total time deposits	112,943,361	126,670,388
Total interest-bearing deposits	413,390,788	415,079,700
Total Deposits	$525,802,482	$526,458,394

The following table sets forth the maturity distribution for the Company’s time deposits at March 31, 2017:

Amount
Maturing within one year	$61,250,919
Maturing over one to two years	19,623,386
Maturing over two to three years	19,494,435
Maturing over three to four years	5,617,738
Maturing over four to five years	6,754,596
Maturing over five years	202,287
Total Time Deposits	$112,943,361

Interest expense on deposits for the three-month periods ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Interest-bearing checking	$14,220	$13,866
Savings	105,634	10,515
Money market	85,466	63,166
Total interest-bearing checking, savings and money market deposits	205,320	87,547

Time deposits $250,000 and below	226,458	197,769
Time deposits above $250,000	24,072	23,861
Total time deposits	250,530	221,630
Total Interest Expense	$455,850	$309,177

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At March 31, 2017, CDARS and ICS deposits were $16.5 million.  At December 31, 2016, CDARS and ICS deposits were $11.1 million.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Federal Home Loan Bank Advances
Due December, 2017, Daily Rate 0.80%	$—	$20,000,000
Due December, 2017, Daily Rate 1.07%	14,000,000	—
Due April, 2017, Fixed Rate 0.89%	20,000,000	—
Total	$34,000,000	$20,000,000

Interest expense on FHLB advances and Atlantic Community Bankers Bank (“ACBB”) advances for the three month periods ended March 31, 2017 and 2016 was $60,204 and $63,795, respectively.  The Company had no long-term borrowings at March 31, 2017 or December 31, 2016.

NOTE 10 – STOCK-BASED COMPENSATION

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Plan”) was adopted by the Company’s Board of Directors in March 2015 and approved by the Company’s stockholders in May 2015.  The 2015 Plan is a broad-based plan that permits the grant of stock options, stock awards and other stock-based awards.  The 2015 Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, all non-employee directors of the Company, and consultants of the Company and its subsidiaries.  The Board’s Compensation Committee administers the 2015 Plan. An aggregate of 100,000 shares of common stock were reserved for issuance under awards granted under the 2015 Plan.  The 2015 Plan provides that the aggregate number of shares that may be issued or transferred pursuant to incentive options is 100,000.  In any calendar year, a participant may not be awarded grants covering more than 20,000 shares.  At March 31, 2017 and December 31, 2016, awards with respect to 35,000 and 40,000 shares, respectively, were outstanding under the 2015 Plan.

The Company assumed the Jefferson Bancorp, Inc. 2010 Stock Option Plan (the “Jefferson Plan”) in 2013 when it merged (the “Jefferson Merger”) with Jefferson Bancorp, Inc. (“Jefferson”).  The Jefferson Plan was approved by Jefferson’s Board of Directors in September 2010 and adopted by its stockholders in April 2011.  Awards were available for grant to officers, employees and non-employee directors, independent consultants and contractors of Jefferson and its affiliates, including the Bank.  The Jefferson Plan is administered by the Board’s Compensation Committee. The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock (as adjusted for the Jefferson Merger’s exchange ratio of 2.2217) and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a 10-year terms.  Options relating to a total of 88,308 and 156,072 shares of common stock were outstanding at March 31, 2017 and December 31, 2016, respectively.

The Carrollton Bancorp 2007 Equity Plan (the “Carrollton Plan” and, together with the 2015 Plan and the Jefferson Plan, the “Equity Plans”) was adopted by the Board of Directors of Carrollton Bancorp in March 2007 and approved by the stockholders of Carrollton Bancorp in April 2007.  The Carrollton Plan is a broad-based plan that permits the grant of stock options, stock appreciation rights, stock awards and performance units.  The Carrollton Plan reserved 500,000 shares of common stock were issuance.  Options relating to a total of 150,889 and 191,558 shares of common stock were outstanding at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes changes in the Company’s stock options outstanding and exercisable at March 31, 2017 and December 31, 2016.

		Weighted
		Average	Weighted Average
	Stock Options	Exercise	Remaining
	Outstanding	Price	Contractual Life (years)
Outstanding, December 31, 2016	387,630	$5.32	6.1
Granted	10,000	7.00	9.8
Exercised	(87,764)	3.53
Forfeited or expired	(35,669)	4.88
Outstanding, March 31, 2017	274,197	$5.07	6.7

Exercisable, March 31, 2017	175,197	$4.91	5.6

Stock-based compensation expense is recognized on a straight-line basis over the service period of the stock options and is recorded in noninterest expense.  For the three-month periods ended March 31, 2017 and 2016, option award stock-based compensation expense applicable to the Plans was $10,713 and $15,586, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $124,265 at March 31, 2017.  This amount is expected to be recognized over a remaining weighted average period of approximately 3.8 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  The Company has an incentive stock award program (the “Program”) covering substantially all full-time employees. At March 31, 2017, 74,795 restricted shares of the Company’s common shares have been granted under the Program.

At March 31, 2017 and December 31, 2016, total restricted share grants relating to 77,138 shares and 66,093 shares, respectively, of unvested restricted common stock were outstanding.  A total of 15,968 shares of restricted common stock were granted to the eight eligible directors on May 25, 2016.  Total stock-based compensation expense attributable to the shares of restricted common stock was $51,850 and $19,999 for the three-month periods ended March 31, 2017 and 2016, respectively.  The total unrecognized compensation expense attributable to the shares of restricted common stock was $269,187 at March 31, 2017. This amount is expected to be recognized over a remaining weighted average period of approximately 1.8 years.

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit are as follows:

	Three Months Ended March 31,
Net Periodic Pension Benefit	2017	2016
Service cost	$18,167	$18,225
Interest cost	68,010	112,891
Expected return on plan assets	(105,146)	(160,937)
Amortization of net gain	(68)	—
Net periodic pension benefit	$(19,037)	$(29,821)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  For 2015, the Company made a discretionary employer matching contribution that was paid in shares of the Company’s common stock, in an amount equal to 50% of a participant’s contributions made between July 1, 2015 and December 31, 2015 capped at 2% of his or her compensation for 2015. These contributions were made in 2016.  For 2016, the Company intends to make a discretionary employer matching contribution, to be paid in cash in 2017, in an amount equal to 50% of employee participant’s annual contributions, capped at 3% of his or her compensation for 2016. The expense associated with this plan during the three-month periods ended March 31, 2017 and 2016 was $31,089 and $55,800, respectively.

NOTE 12 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three months ended March 31,
	2017	2016
Income tax expense at federal statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income	(2.2)%	(2.5)%
State income taxes, net of federal income tax benefit	5.4%	5.7%
Incentive stock options	0.7%	0.5%
Other nondeductible (income) expenses	0.1%	1.1%
Effective income tax rate	38.0%	38.8%

The effective tax rate for the three-month periods ended March 31, 2017 and 2016 was 38.0% and 38.8%, respectively.  In accordance with FASB ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2017 and 2016 based on the current estimate of the effective annual rate.

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

The calculations of net income per common share for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
Basic earnings per share:
Net income available to common shareholders	$956,808	$186,399
Weighted average shares outstanding	10,500,292	11,005,240
Basic net income per share	$0.09	$0.02

Diluted earnings per share:
Net income available to common shareholders	$956,808	$186,399
Weighted average shares outstanding	10,500,292	11,005,240
Dilutive potential shares	150,264	94,755
Total diluted average shares outstanding	10,650,556	11,099,995
Total diluted net income per share	$0.09	$0.02

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

Outstanding loan commitments, lines and letters of credit obligations and mortgage loan repurchase obligations at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Loan commitments	$10,337,191	$7,729,629
Unused lines of credit	106,352,098	93,883,713
Standby letters of credit	6,948,276	8,424,706
Mortgage loan repurchase obligations	6,058,774	7,177,755

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

On September 20, 2016, shortly after the Company’s merger with Hopkins Bancorp, Inc. (“Hopkins”) and the related merger of Hopkins Federal Savings Bank (“Hopkins Bank”) with and into the Bank (collectively, the “Hopkins Merger”), Alvin M. Lapidus, the former Chairman of Hopkins and Hopkins Bank, and Lois F. Lapidus, his wife, filed a lawsuit against the Bank in the United States District Court, District of Maryland, in which they alleged that a former employee of Hopkins Bank embezzled approximately $1.48 million from their deposit accounts at Hopkins Bank prior to the Hopkins Merger.  The complaint seeks damages in the amount that was allegedly embezzled plus interest, which is still accruing.  This former employee was criminally charged in federal court and plead guilty to Wire Fraud, in violation of 18 U.S.C. § 1343, and Embezzlement by a Bank Employee, in violation of 18 U.S.C. § 656, and the information supporting her plea agreement identifies Mr. and Mrs. Lapidus as victims.  This former employee is scheduled to be sentenced in May 2017.  The Bank is vigorously defending this case and, at this point, cannot assess the likelihood of success of any of its defenses or, thus, the outcome of this litigation.  If a judgment were to be entered against Bay Bank, then Bay Bank intends to pursue an indemnity claim against a fidelity bond.  The Bank believes that its insurance policies will cover a portion of its legal expenses relating to this litigation and has recorded appropriate accruals in the fair value accounting of the assets and liabilities acquired in the Hopkins Merger.

In the ordinary course of business, the Company has various outstanding contingent liabilities that are not reflected in the accompanying consolidated financial statements.  In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.

The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of the Company’s representations or warranties, the Company may be obligated to repurchase the loans with identified defects or to indemnify the buyers. The Company’s contractual obligation arises only when the breach of a representation or warranty is discovered and repurchase is demanded by the purchaser.  The loan balances subject to repurchase were $6.1 million and $7.2 million at March 31, 2017 and December 31, 2016, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There were no change in valuation techniques used to measure fair value of securities available for sale for the three-months ended March 31, 2017. The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
March 31, 2017	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$6,822,437	$—	$6,822,437	$—
U.S. treasury securities	8,654,430	—	8,654,430	—
Residential mortgage-backed securities	36,876,651	—	36,876,651	—
State and municipal	2,628,053	—	2,628,053	—
Corporate obligations	9,402,172	—	9,402,172	—
Equity securities	71,346	71,346	—	—
	$64,455,089	$71,346	$64,383,743	$—

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$7,773,118	$—	$7,773,118	$—
U.S. treasury securities	8,623,259	—	8,623,259	—
Residential mortgage-backed securities	30,813,481	—	30,813,481	—
State and municipal	2,637,280	—	2,637,280	—
Corporate obligations	10,328,455	—	10,328,455	—
Equity securities	57,134	57,134	—	—
	$60,232,727	$57,134	$60,175,593	$—

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three-month period ended March 31, 2017 or the year ended December 31, 2016.

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

The tables below presents the recorded assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
March 31, 2017	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$735,890	$—	$—	$735,890
Real estate acquired through foreclosure	49,500	—	—	49,500
	$785,390	$—	$—	$785,390

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$819,877	$—	$—	$819,877
Real estate acquired through foreclosure	1,224,939	—	—	1,224,939
	$2,044,816	$—	$—	$2,044,816

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2017	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$735,890		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$49,500		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$819,877	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$1,224,939		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

The following disclosure of estimated fair values of the Company's financial instruments at March 31, 2017 and December 31, 2016 is made in accordance with the requirements of ASC Topic 820:

	Level in Fair	March 31, 2017		December 31, 2016
	Value	Carrying	Estimated fair	Carrying	Estimated fair
	Hierarchy	Amount	value	Amount	value
Financial assets:
Cash and cash equivalents	Level 1	$42,804,335	$42,804,335	$40,027,456	$40,027,456
Investment securities available for sale (debt)	Level 2	64,383,743	64,383,743	60,175,593	60,175,593
Investment securities available for sale (equity)	Level 1	71,346	71,346	57,134	57,134
Investment securities held to maturity (debt)	Level 2	1,137,200	1,124,203	1,158,238	1,149,342
Restricted equity securities	Level 2	2,322,295	2,322,295	1,823,195	1,823,195
Loans held for sale	Level 2	848,975	848,975	1,613,497	1,613,497
Loans, net of allowance	Level 3	492,076,485	493,899,067	484,280,560	487,325,072
Accrued interest receivable	Level 2	1,921,253	1,921,253	1,884,945	1,884,945

Financial liabilities:
Deposits	Level 3	525,802,482	525,658,261	526,458,394	526,119,460
Accrued interest payable	Level 2	34,557	34,557	16,406	16,406
Borrowings	Level 2	34,000,000	34,000,000	20,000,000	20,000,000

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

The following table summarizes capital ratios and related information in accordance with Basel III as measured at March 31, 2017 and December 31, 2016.  For disclosure regarding changes resulting from Basel III see the Item 2 of Part I of this report under the heading, “CAPITAL RESOURCES”. The Bank was classified in the well capitalized category at both March 31, 2017 and December 31, 2016 under the regulatory capital rules in effect at each date. The capital levels of the Bank at March 31, 2017 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 1.2500%.  Since March 31, 2017, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017:

Common Equity Tier 1 Capital	$64,023	12.27%	$23,479	4.50%	$30,000	5.75%	$33,913	6.50%

Tier I Risk-Based Capital Ratio	$64,023	12.27%	$31,305	6.00%	$37,827	7.25%	$41,740	8.00%

Total Risk-Based Capital Ratio	$67,183	12.88%	$41,740	8.00%	$48,261	9.25%	$52,175	10.00%

Tier 1 Leverage Ratio	$64,023	10.34%	$24,770	4.00%	$32,511	5.25%	$30,963	5.00%

At December 31, 2016:

Common Equity Tier 1 Capital	$63,057	12.32%	$23,039	4.50%	$26,239	5.125%	$33,279	6.50%

Tier I Risk-Based Capital Ratio	$63,057	12.32%	$30,719	6.00%	$33,919	6.625%	$40,959	8.00%

Total Risk-Based Capital Ratio	$65,883	12.87%	$40,959	8.00%	$44,159	8.625%	$51,199	10.00%

Tier 1 Leverage Ratio	$63,057	10.45%	$24,133	4.00%	$27,904	4.625%	$30,166	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included March 31, 2017 and December 31, 2016.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At March 31, 2017, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 17 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented by the Company, non-equity changes are comprised of unrealized gains or losses on available for sale debt securities and any minimum pension liability adjustments.  These items do not have an impact on the Company’s net income.  The Company reflects the funded status of defined benefit pension plan liabilities on the balance sheet, which at March 31, 2017 was $0.6 million. The following table presents the activity in net accumulated other comprehensive income for the periods indicated.

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2016	$(202,262)	$232,645	$30,383
Other comprehensive income:
Other comprehensive income (loss) before reclassification adjustments	139,938		139,938
Amounts reclassified from comprehensive loss	(3,319)	—	(3,319)
Other comprehensive income (net of tax)	136,619	—	136,619
Balance at March 31, 2017	$(65,643)	$232,645	$167,002

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2015	$168,814	$404,746	$573,560
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	395,070	(338,315)	56,755
Amounts reclassified from comprehensive loss	(164,105)	—	(164,105)
Other comprehensive income (loss) (net of tax)	230,965	(338,315)	(107,350)
Balance at March 31, 2016	$399,779	$66,431	$466,210

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended March 31, 2017
Other comprehensive income:
Unrealized gain on AFS debt securities:
Net AFS debt securities gain	$224,406	$(84,468)	$139,938
Reclassification adjustments	(5,521)	2,202	(3,319)
Other comprehensive income	$218,885	$(82,266)	$136,619

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended March 31, 2016
Other comprehensive loss:
Unrealized loss on AFS debt securities
Net AFS debt securities gain	$654,256	$(259,186)	$395,070
Reclassification adjustments	(272,963)	108,858	(164,105)
Net loss recognized in other comprehensive loss	381,293	(150,328)	230,965
Defined benefit pension plan adjustments:
Net actuarial losses	(558,690)	220,375	(338,315)
Net loss recognized in other comprehensive loss	(558,690)	220,375	(338,315)
Other comprehensive loss:	$(177,397)	$70,047	$(107,350)

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

Investments in joint ventures are accounted for using the equity method.  The total investment in joint ventures at March 31, 2017 and December 31, 2016 is not considered material to the consolidated financial statements as a whole.

 On July 8, 2016, the Company completed its merger with Hopkins Bancorp, Inc. (“Hopkins”), the parent company of Hopkins Federal Savings Bank (“Hopkins Bank”), in which Hopkins was merged into the Company, with the Company as the surviving corporation.  Immediately following that merger, Hopkins Bank was merged into the Bank, with the Bank as the surviving FSB (these merger transactions are collectively referred to as the “Hopkins Merger”).  In the Hopkins Merger, the Company acquired all of the outstanding shares of common stock of Hopkins for $23,855,141 in cash, with each outstanding share of Hopkins common stock converted into the right to receive $98.7578 in cash. The Bank owned a 51% interest in iReverse, which was acquired in the Hopkins Merger and engaged in the business of brokering reverse mortgage loans.  The Bank entered into an agreement with the other owner of iReverse pursuant to which the Bank sold effective March 31, 2017, the Bank’s interest in iReverse to the other owner for $70,000.

The Bank has eight wholly-owned subsidiaries including three acquired in the Hopkins Merger. Carrollton Community Development Corporation is a subsidiary that was created to promote, develop, and improve the housing and economic conditions of people in Maryland through the origination of loans, but that has been inactive since 2015. Three limited liability company subsidiaries are used to manage and dispose of real estate acquired through foreclosure or by deed in lieu of foreclosure. Bay Financial Services, Inc. is an inactive subsidiary that was established to provide brokerage services and a variety of financial planning and investment options to customers. Hopkins Financial Corporation, Hopkins Properties, Inc. and Encore Mortgage, Inc. are subsidiaries that were acquired in the Hopkins Merger and engage in the business of investing excess cash in certificates of deposit issued by other depository institutions.

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

OVERVIEW

The mergers and acquisitions completed over the last several years have strengthened our market position geographically and enhanced our delivery channels, allowing us to provide extraordinary customer service while delivering a fuller range of products and services and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, and an electronic banking division.  We plan to increase our focus on organic growth primarily through new loan originations while continuing our focus on a high quality balance sheet, improved operational efficiencies and cost savings from prior acquisitions.

The Bank continued organic net growth in the first quarter of 2017. Net loan growth was favorable and targeted core deposit growth was strong. Planned declines in certificate of deposit balances following the closing of the Hopkins Merger led to an attractive 0.38% cost of funds for the first quarter of 2017. The Bank has strong liquidity and capital positions along with capacity for future growth, with total regulatory capital to risk weighted assets of approximately 12.88% at March 31, 2017. We have a record of success in acquisitions and acquired problem asset resolutions and had $7.6 million in remaining net purchase discounts on acquired loan portfolios at March 31, 2017.

Net income for the three-month period ended March 31, 2017 was $0.96 million, or $0.09 per basic and diluted common share, compared to $0.19 million, or $0.02 per basic and diluted common share, for the same period of 2016.  While the results recorded for the first three months of 2017 exceeded the same period of 2016 due primarily to the growth resulting from the Hopkins Merger, the results also provided modest growth from added net loans during the period.  Total loans were $495 million at March 31, 2017, an increase of 25% from $397 million at March 31, 2016. Total loans increased by $8 million, or 2%, when compared to $487 million at December 31, 2016 and highlights our transition from reliance on favorable net discount accretion assisted results to a bank with loan growth and improving efficiency metrics.

Net interest income for the three-month period ended March 31, 2017 totaled $5.8 million, compared to $4.7 million for the same period of 2016. Interest income associated with discount accretion on purchased loans, deferred costs and deferred fees will vary due to the timing and nature of loan principal payments. Earning asset leverage was the primary driver in year-over-year results, as average earning loans and investments increased to $552 million for the three-month period ended March 31, 2017, compared to $425 million for the same period of 2016.

The return on average assets for the three-month periods ended March 31, 2017 and 2016 was 0.63% and 0.16%, respectively.  The return on average equity for the three-month period ended March 31, 2017 and 2016 was 5.87% and 1.11%, respectively.

Total deposits were $526 million at March 31, 2017, an increase of 44% from $366 million at March 31, 2016, and no change from $526 million at December 31, 2016. Non-interest bearing deposits were $112 million at March 31, 2017, an increase of 14% from $98 million at March 31, 2016 and an increase of 1% from $111 million at December 31, 2016.

Short-term borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) were $34 million at March 31, 2017, an increase of $14 million when compared to the $20 million at December 31, 2016.

Net interest margin for the three-month periods ended March 31, 2017 and 2016 was 4.05% and 4.20%, respectively.  The margin for the three-month periods ended March 31, 2017 reflects the variable pace of discount accretion recognition within interest income, the impact of fair value amortization on the interest expense of acquired deposits, and the higher level of investments, including interest bearing federal funds sold acquired in the Hopkins Merger.

Nonperforming assets increased to $16.1 million at March 31, 2017 from $15.8 million at December 31, 2016, and from $9.7 million at March 31, 2016. The first quarter of 2017 increases resulted primarily from the Hopkins Merger, offset by continued resolution of acquired nonperforming loans. Loans acquired in the Hopkins Merger include appropriate fair value adjustments.

The provision for loan losses for the three-month period ended March 31, 2017 was $0.4 million, compared to $0.3 million for the same period of 2016. The increase for the 2017 period was primarily the result of increases in loan originations and the continued transition from an acquired loan portfolio to an originated portfolio. As a result, the allowance for loan losses was $3.16 million at March 31, 2017, representing 0.64% of loans, compared to $1.95 million, or 0.49% of loans, at March 31, 2016 and $2.82 million, or 0.58% of loans, at December 31, 2016. The allowance for loan losses at March 31, 2017 represented 1.00% of the Bank’s originated portfolio, with the remaining discount on acquired loans mitigating the need for additional loan loss reserves on these portfolios. Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

At March 31, 2017, the Bank is estimated to remain above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 12.27% at March 31, 2017 as compared to 16.2% at March 31, 2016 and 12.32% at December 31, 2016.  Liquidity remains strong due to available cash and cash equivalents, borrowing lines with the FHLB, the Federal Reserve Bank of Richmond (the “Reserve Bank”), and correspondent banks, and the size and composition of the investment portfolio.

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

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Interest bearing deposits with banks and federal funds sold	$29,492,922	$77,675	1.07%	$21,551,482	$23,756	0.44%
Investment securities available for sale	60,915,888	335,815	2.24%	28,235,652	176,622	2.50%
Investment securities held to maturity	1,153,846	6,558	2.30%	1,230,958	9,719	3.17%
Restricted equity securities	1,664,836	8,512	2.07%	2,319,096	20,332	3.51%
Total interest-bearing deposits with banks, fed funds sold, and investments	93,227,492	428,560	1.86%	53,337,188	230,429	1.73%

Loans held for sale	816,761	6,882	3.37%	4,056,570	39,666	3.91%
Loans, net
Commercial & Industrial	68,534,970	792,269	4.69%	47,526,315	557,721	4.71%
Commercial Real Estate	207,683,030	2,543,082	4.97%	172,297,139	2,157,913	5.02%
Residential Real Estate	151,734,689	1,924,134	5.07%	123,008,208	1,558,719	5.07%
HELOC	32,361,946	350,588	4.33%	33,577,272	353,210	4.21%
Construction	19,945,217	237,023	4.82%	12,828,664	154,060	4.82%
Land	6,016,124	40,860	2.75%	5,325,517	38,853	2.93%
Consumer & Other	4,012,566	32,188	3.25%	1,276,551	23,844	7.49%
Total loans, net (1)	490,288,542	5,920,144	4.90%	395,839,666	4,844,320	4.91%
Total earning assets	584,332,795	$6,355,586	4.41%	453,233,424	$5,114,415	4.53%
Cash	7,073,345			4,321,220
Allowance for loan losses	(2,909,732)			(1,791,130)
Market valuation	(276,119)			591,681
Other assets	29,393,657			20,392,051
Total non-earning assets	33,281,151			23,513,822
Total Assets	$617,613,946			$476,747,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$173,504,308	$119,854	0.28%	$85,002,698	$23,451	0.11%
Money market	115,039,175	85,466	0.30%	95,996,539	62,900	0.26%
Time deposits	121,170,795	250,530	0.84%	84,731,739	222,826	1.05%
Total interest-bearing deposits	409,714,278	455,850	0.45%	265,730,976	309,177	0.47%
Borrowed funds:
FHLB advances and other borrowed funds	23,779,661	60,204	1.03%	44,265,934	63,795	0.58%
Total borrowed funds	23,779,661	60,204	1.03%	44,265,934	63,795	0.58%
Total interest-bearing funds	433,493,939	516,054	0.48%	309,996,910	372,972	0.48%
Noninterest-bearing deposits	111,080,949	—		95,879,071	—
Total cost of funds	544,574,888	$516,054	0.38%	405,875,981	$372,972	0.37%
Other liabilities and accrued expenses	6,975,305			3,306,595
Total Liabilities	551,550,193			409,182,576
Stockholders' Equity	66,063,753			67,564,670
Total Liabilities and Stockholders' Equity	$617,613,946			$476,747,246
Net interest income and spread (2)		$5,839,532	3.93%		$4,741,443	4.04%
Net interest margin (3)			4.05%			4.20%

(1)	Non-accrual loans are included in average loans.
(2)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income increased $1.1 million to $5.8 million for the three-month periods ended March 31, 2017, as compared to $4.7 million for the same period of 2016.  The increase was largely the result of growth in earning assets resulting from the Hopkins Merger and legacy Bank net loan growth.  The net interest margin for the three-month period ended March 31, 2017 decreased to 4.05%, as compared to 4.20% for the same period of 2016 due to the decline in net discount accretion on loans and deposits.  At March 31, 2017, the remaining net loan discounts on the Bank’s acquired loan portfolio totaled $7.6 million.

Total interest income increased by $1.3 million to $6.4 million for the three-month period ended March 31, 2017 when compared to $5.1 million for the same period of 2016.  Interest income on loans increased by $1.1 million for the three-month period ended March 31, 2017 when compared to the same period of 2016.  The average balance of loans increased by $94 million, or 24% primarily due to the Hopkins Merger and growth in Bank originated loans, but was offset by 0.01% decrease in average loan yield when compared to the same period of 2016.  The average balance of loans held for sale for the three-month period ended March 31, 2017 decreased by $3 million when compared to the same period of 2016 due fewer loans held for sale related to the Hopkins Merger.

Total interest expense increased by $0.1 million, for the three-month period ended March 31, 2017 when compared to the same period of 2016.  Average interest-bearing liabilities increased by $144 million, or 54%, for the three-month period ended March 31, 2017 when compared to the same period of 2016.  The cost of interest-bearing liabilities decreased to 0.45% for the three-month period ended March 31, 2017 as compared to 0.47% for the same period of 2016.  The increase in interest expense is primarily related to the $177 million in interest-bearing deposit balances acquired in the Hopkins Merger, a reduction in the average balance of high yielding certificates of deposits and replacement with lower cost short term funding sources and the replacement of higher yielding FHLB advances with lower yielding deposits acquired in the Hopkins Merger.  Average noninterest-bearing deposits increased by $15 million for the three-month period ended March 31, 2017  when compared to the same period in 2016.

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

The provision for loan losses for the three-month periods ended March 31, 2017 and 2016 was $0.4 million and $0.3 million, respectively.  The increase for the 2017 periods was primarily the result of increases in loan originations and adjustments in certain qualitative factors.    As a result, the allowance for loan losses was $3.2 million at March 31, 2017, representing 0.64% of total loans, compared to $1.9 million, or 0.49% of total loans, at March 31, 2016 and $2.8 million, or 0.58% of total loans, at December 31, 2016.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

Noninterest Income

The following tables reflect the amounts and changes in noninterest income for the three-month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,		2017 vs 2016
	2017	2016	$ Change	% Change

Payment sponsorship fees	$656,192	$551,009	$105,183	19%
Mortgage banking fees and gains	182,944	158,547	24,397	15%
Service charges on deposit accounts	62,633	70,614	(7,981)	(11)%
Bargain purchase gain	873	—	873	—%
Gain on securities sold	5,521	272,963	(267,442)	—%
Other income	418,200	137,944	280,256	203%
Total Noninterest Income	$1,326,363	$1,191,077	$135,286	11%

Noninterest income for the three-month periods ended March 31, 2017 and 2016 was $1.3 million and $1.2 million, respectively.  The increase for the three-month period ended March 31, 2017 when compared to the same period in 2016 was primarily the result of a $0.1 million increase in payment sponsorship fees and a $0.3 million in other income increases related to FDIC insurance rebate adjustments and other insurance income, offset by a $0.3 million decrease in gain on securities sold as a result of fewer sales and redemptions of available for sale securities.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three-month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31 :		2017 vs 2016
	2017	2016	$ Change	% Change

Salary and employee benefits	$2,857,245	$2,889,456	$(32,211)	(1)%
Occupancy and equipment expenses	757,645	871,195	(113,550)	(13)%
Legal, accounting and other professional fees	232,956	310,561	(77,605)	(25)%
Data processing and item processing services	327,794	281,992	45,802	16%
FDIC insurance costs	65,014	77,479	(12,465)	(16)%
Advertising and marketing related expenses	24,320	32,528	(8,208)	(25)%
Foreclosed property expenses	16,859	74,479	(57,620)	(77)%
Loan collection costs	34,666	20,800	13,866	67%
Core deposit intangible amortization	235,465	192,808	42,657	22%
Merger related expenses	149,543	57,257	92,286	161%
Other expenses	480,054	521,442	(41,388)	(8)%
Total Noninterest Expenses	$5,181,561	$5,329,997	$(148,436)	(3)%

For the three-month period ended March 31, 2017, noninterest expense was $5.2 million, representing a decrease of $0.1 million when compared to the same period in 2016.  The primary contributors to the decrease were $0.2 million in lower occupancy, equipment, foreclosed property, legal and professional expenses offset by an increase of $0.1 million in  merger related expenses. The lower occupancy and other decreases were primarily related to our expense reduction efforts in 2016 which continued during the first quarter of 2017.

Income Taxes

The effective tax rate for the three-month periods ended March 31, 2017 and 2016 was 38.0% and 38.8%, respectively.  The 2017 decrease was due to changes in tax advantaged income, share-based compensation and non-deductible expenses.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2017 and 2016 based on the current estimate of the effective annual rate.

The Company uses the current federal statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates were reduced, management expects the Company would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on Company’s operating results or financial position at the present time.

FINANCIAL CONDITION

Total assets were $633 million at March 31, 2017, an increase of $13 million, or 2%, when compared to December 31, 2016 primarily due to the $8 million net increase in loans for the period.  When comparing March 31, 2017 to December 31, 2016, investment securities increased by $5 million or 7%,  loans held for sale decreased by $1 million, and cash and interest-bearing deposits with banks increased by $3 million.

Total deposits were $526 million at March 31, 2017 with no significant change when compared to December 31, 2016.

Stockholders’ equity was $67 million at March 31, 2017, compared to $66 million at December 31, 2016.  The $1 million increase was primarily related to corporate earnings and the exercise of stock options.  This activity improved the book value of the Company’s common stock to $6.38 per share at March 31, 2017, compared to $6.29 per share at December 31, 2016.

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

Investment securities increased $5 million to $66 million at March 31, 2017, from $61 million at December 31, 2016.  This increase was primarily related to additional investments in mortgage backed securities.

Restricted Equity Securities

Restricted equity securities did not change significantly at March 31, 2017 from the $2.0 million recorded at December 31, 2016.

Loans Held for Sale

Loans held for sale were $1 million at March 31, 2017, compared to $2 million at December 31, 2016.  The decrease in loans held for sale was primarily due to loan sales without significant additions from the loan portfolio.

Loans

Loans, net of deferred fees and costs, increased by $8 million, or 2%, to $495 million at March 31, 2017 from $487 million at December 31, 2016, primarily due to the added loan originations for commercial real estate loans offset by repayments.

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

At March 31, 2017, we had 272 impaired loans totaling $37 million (including PCI, loans of $30 million).  Of this number, 126 impaired loans totaling $8 million were classified as nonaccrual loans.  At March 31, 2017, troubled debt restructurings, or TDRs, included in impaired loans totaled $2 million, nine loans of which were included in nonaccrual loans having a total balance of $1 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31, 2017	December 31, 2016

Nonaccrual loans excluding PCI loans	$6,624,342	$5,001,338
Nonaccrual PCI loans	8,157,285	6,686,085
TDR loans excluding those in nonaccrual loans	447,241	500,411
Accruing PCI loans past due 90+ days	256,724	2,421,735
Total nonperforming loans	15,485,592	14,609,569
Real estate acquired through foreclosure	564,678	1,224,939
Total nonperforming assets	$16,050,270	$15,834,508

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased to $16.1 million at March 31, 2017 from $15.8 million at December 31, 2016.  The $0.3 million increase was primarily due to a $3.1 million increase in non-accrual loans, offset by a $2.2 million decrease in accruing PCI loans past due 90 days or more, and a $0.7 million decrease in real estate acquired through foreclosure.    Nonperforming assets constituted 2.5% of total assets at March 31, 2017, which represents a 0.1% decrease from the 2.6% recorded at December 31, 2016.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  At March 31, 2017, these loans totaled $13.5 million and consisted primarily of Commercial & Industrial loans, Commercial Real Estate loans and Residential Real Estate loans which had balances of $3.6 million, $5.0 million and $4.5 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The allowance was $3,159,769 at March 31, 2017, compared to $2,823,153 at December 31, 2016.  The allowance as a percentage of total portfolio loans was 0.64% at March 31, 2017 and 0.58% at December 31, 2016.  The allowance as a percentage of Bank originated loans was 1.00% at March 31, 2017.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was net unamortized discount of $0.4 million at both March 31, 2017 and December 31, 2016 which represented 2.3% and 3.3%, respectively, of the related loan balance at such dates.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $1.0 million at both March 31, 2017 and December 31, 2016, which represented 1.0% and 1.2%, respectively, of the related loan balance at such dates.  For non-impaired acquired legacy Slavie Federal Savings Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $1.4 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively, which represented 3.1% and 4.1%, respectively, of the related loan balance at such dates.  For non-impaired acquired legacy Hopkins Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $0.4 million at both March 31, 2017 and December 31, 2016, which represented 1.0% and 0.8%, respectively, of the related loan balance at such dates.

During the three-month periods ended March 31, 2017 and 2016, we recorded net charge-offs of $103,905 and $122,472, respectively.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of year	$2,823,153	$1,773,009
Charge offs:
Commercial & Industrial	—
Commercial Real Estate	—
Residential Real Estate	(128,435)	(119,810)
Home Equity Line of Credit	—	(2,183)
Construction	—	—
Consumer & Other	—	(480)
Total charge offs	(128,435)	(122,473)

Recoveries:
Commercial & Industrial	113	—
Commercial Real Estate	—	—
Residential Real Estate	24,317	—
Home Equity Line of Credit	—	—
Land	—	—
Construction	—	—
Consumer & Other	100	—
Total recoveries	24,530	—

Net charge offs	(103,905)	(122,473)
Provision for loan loss	440,521	298,000

Balance at end of year	$3,159,769	$1,948,536

Net charge offs as a percentage of average loans	0.08%	0.12%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	March 31, 2017		December 31, 2016		2017 vs 2016
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$112,411,694	21%	$111,378,694	21%	$1,033,000	1%

Interest-bearing deposits:
Checking	64,813,604	12%	58,482,158	11%	6,331,446	11%
Savings	120,026,790	23%	120,376,229	23%	(349,439)	(0)%
Money market	115,607,033	22%	109,550,925	21%	6,056,108	6%
Total interest-bearing checking, savings and money market deposits	300,447,427	57%	288,409,312	55%	12,038,115	4%

Time deposits $250,000 and below	104,269,554	20%	114,871,256	22%	(10,601,702)	(9)%
Time deposits above $250,000	8,673,807	2%	11,799,132	2%	(3,125,325)	(26)%
Total time deposits	112,943,361	22%	126,670,388	24%	(13,727,027)	(11)%

Total interest bearing deposits	413,390,788	79%	415,079,700	79%	(1,688,912)	1%

Total Deposits	$525,802,482	100%	$526,458,394	100%	$(655,912)	(0)%

Total deposits were $526 million at March 31, 2017, with no significant change when compared to December 31, 2016.  Within the deposit base, interest bearing checking account balances increased $6 million, or 11%, interest money market balances increased $6 million, or 6%, and time deposit balances decreased by $14 million, or 11%, when compared to the amounts at December 31, 2016.

The ratio of noninterest bearing deposits to total deposits was 21% at March 31, 2017, the same as December 31, 2016.  Included in our deposit portfolio are brokered deposits acquired through the Promontory Interfinancial Network (the “Network”).  The Network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep Service (“ICS”) deposits, gives us the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the Network’s reciprocal deposit program.  At March 31, 2017, we had $16.5 million in deposits through the Network compared to $11.1 million at December 31, 2016.  We can also choose to place deposits through the Network without receiving matching deposits.  We had placed no deposits through the Network at March 31, 2017 or December 31, 2016 for which we received no matching deposits.

Borrowings

Borrowings at March 31, 2017 consisted of $34 million in FHLB advances compared to $20 million in FHLB advances at December 31, 2016.  The $14 million increase in FHLB borrowings at March 31, 2017 when compared to December 31, 2016 was primarily a result of the Bank’s net increase in loan originations for the three-month period ended March 31, 2017.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At March 31, 2017, our total stockholders’ equity was $67 million, an increase from the $66 million recorded at December 31, 2016.  The increase was primarily attributable to corporate earnings and the exercise of common stock under our stock option plan.

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

In July 2013, federal bank regulatory agencies issued a final rule that revises their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  These Basel III capital rules were applicable to the Bank effective January 1, 2015, but they do not apply to the Company since it is a small bank holding company with less than $1.0 billion in total consolidated assets.  The Board of Governers of the Federal Reserve System raised the threshold for the small bank holding company exclusion from $500 million to $1 billion in April 2015.

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

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (once fully phased in) of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements. The capital levels of the Bank at March 31, 2017 also exceeded the minimum capital requirements including the currently applicable Conservation Buffer of 1.2500%.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is currently being reviewed, we currently do not believe that compliance with the Basel III Capital Rules will have a material impact once fully implemented.

For regulatory capital purposes after March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At March 31, 2017, $0.6 million of the Bank’s net deferred tax assets were excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined). At March 31, 2017 and December 31, 2016, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

For additional information on the regulatory capital ratios of the Bank at March 31, 2017, see Note 16 to the Company’s unaudited consolidated financial statements presented elsewhere in this report.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017:

Common Equity Tier 1 Capital	$64,023	12.27%	$23,479	4.50%	$30,000	5.75%	$33,913	6.50%

Tier I Risk-Based Capital Ratio	$64,023	12.27%	$31,305	6.00%	$37,827	7.25%	$41,740	8.00%

Total Risk-Based Capital Ratio	$67,183	12.88%	$41,740	8.00%	$48,261	9.25%	$52,175	10.00%

Tier 1 Leverage Ratio	$64,023	10.34%	$24,770	4.00%	$32,511	5.25%	$30,963	5.00%

At December 31, 2016:

Common Equity Tier 1 Capital	$63,057	12.32%	$23,039	4.50%	$26,239	5.125%	$33,279	6.50%

Tier I Risk-Based Capital Ratio	$63,057	12.32%	$30,719	6.00%	$33,919	6.625%	$40,959	8.00%

Total Risk-Based Capital Ratio	$65,883	12.87%	$40,959	8.00%	$44,159	8.625%	$51,199	10.00%

Tier 1 Leverage Ratio	$63,057	10.45%	$24,133	4.00%	$27,904	4.625%	$30,166	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $113 million at March 31, 2017.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At March 31, 2017, we had $6 million in cash and due from banks, $37 million in interest-bearing deposits with banks and federal funds sold, and $64 million in investment securities available for sale.

The Bank also has external sources of funds through the Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $155 million with the FHLB of which $31 million was available to be drawn on March 31, 2017 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $11 million of securities pledged at the FHLB, $32 thousand of securities pledged at the Reserve Bank, and an additional $60 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $53 million at March 31, 2017.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line. In March 2016, the Company and the lender under its unsecured revolving line of credit amended that line to increase the available borrowing limit from $1.0 million to $2.5 million, which will be payable in full in November 2016.  The proceeds of the Company’s line of credit may be used for general corporate purposes.  At March 31, 2017, there were outstanding balances of $34.0 million under the Bank’s FHLB line and of $0 under the Company’s other line of credit.

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

At March 31, 2017, the simulation analysis reflected that the Bank is in a neutral to slightly liability sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

An evaluation of the effectiveness of these disclosure controls at March 31, 2017 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2017, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the legal proceeding disclosed in Item 1 of Part II of the Company’s Quarter Report on Form 10-Q for the quarter ended September 30, 2016, as updated in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, we are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

The risks and uncertainties to which the Company’s financial condition and results of operations are subject were discussed in Bay’s Annual Report on Form 10-K for the year ended December 31, 2016.  Management does not believe that any material changes in these risk factors have occurred since they were last disclosed.

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

BAY BANCORP, INC

Date	May 11, 2017	By:	/s/Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date	May 11, 2017	By:	/s/ Larry D. Pickett
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