Form 10-Q
period 2017-06-30
BAY BANCORP, INC.
filed 2017-08-14
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

(Check one):Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐    (Do not check if a smaller reporting company)Smaller reporting company ☑Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practicable date:  At August 8, 2017, the number of shares outstanding of the registrant’s common stock was 10,713,832.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	December 31,
	(unaudited)	2016
ASSETS
Cash and due from banks	$8,137,129	$7,591,685
Interest bearing deposits with banks and federal funds sold	33,529,073	32,435,771
Total Cash and Cash Equivalents	41,666,202	40,027,456

Investment securities available for sale, at fair value	62,462,091	60,232,727
Investment securities held to maturity, at amortized cost	1,116,070	1,158,238
Restricted equity securities, at cost	2,364,795	1,823,195
Loans held for sale	2,893,943	1,613,497

Loans, net of deferred fees and costs	509,595,599	487,103,713
Less: Allowance for loan losses	(3,608,484)	(2,823,153)
Loans, net	505,987,115	484,280,560

Real estate acquired through foreclosure	1,147,546	1,224,939
Premises and equipment, net	3,717,494	3,882,343
Bank owned life insurance	15,963,231	15,729,302
Core deposit intangibles	2,596,967	3,030,309
Deferred tax assets, net	2,715,618	2,984,718
Accrued interest receivable	1,870,876	1,884,945
Accrued taxes receivable	259,386	1,153,102
Prepaid expenses	842,871	1,001,723
Other assets	335,363	276,540
Total Assets	$645,939,568	$620,303,594

LIABILITIES
Noninterest-bearing deposits	$120,486,976	$111,378,694
Interest-bearing deposits	415,434,706	415,079,700
Total Deposits	535,921,682	526,458,394

Short-term borrowings	35,000,000	20,000,000
Defined benefit pension liability	670,712	994,156
Accrued expenses and other liabilities	5,082,542	6,923,818
Total Liabilities	576,674,936	554,376,368

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per shares, authorized 20,000,000 shares, issued and outstanding 10,709,597 and 10,626,290 shares at June 30, 2017 and December 31, 2016, respectively.	10,642,372	10,456,098
Additional paid-in capital	41,557,518	40,814,285
Retained earnings	16,609,138	14,426,969
Accumulated other comprehensive income	455,604	30,383
Total controlling interest	69,264,632	65,727,735
Non-controlling interest	—	199,491
Total Stockholders' Equity	69,264,632	65,927,226
Total Liabilities and Stockholders' Equity	$645,939,568	$620,303,594

See accompanying notes to unaudited consolidated financial statements.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$6,429,464	$4,994,892	$12,349,608	$9,839,212
Interest on loans held for sale	13,025	38,786	19,908	78,452
Interest and dividends on securities	388,435	205,639	739,319	417,023
Interest on deposits with banks and federal funds sold	67,334	12,181	145,009	31,226
Total Interest Income	6,898,258	5,251,498	13,253,844	10,365,913

INTEREST EXPENSE
Interest on deposits	444,997	292,480	900,847	601,657
Interest on federal funds purchased	89	28	89	28
Interest on short-term borrowings	107,931	79,784	168,134	143,579
Total interest expense	553,017	372,292	1,069,070	745,264
Net interest income	6,345,241	4,879,206	12,184,774	9,620,649

Provision for loan losses	522,323	357,533	962,844	655,533
Net interest income after provision for loan losses	5,822,918	4,521,673	11,221,930	8,965,116

NONINTEREST INCOME
Payment sponsorship fees	844,810	591,550	1,501,002	1,142,559
Mortgage banking fees and gains	199,447	262,736	382,391	421,283
Service charges on deposit accounts	79,637	77,013	142,269	147,627
Gain on securities sold	—	213,571	5,521	486,534
Other income	228,776	180,133	647,849	318,077
Total Noninterest Income	1,352,670	1,325,003	2,679,032	2,516,080

NONINTEREST EXPENSES
Salary and employee benefits	2,924,599	2,784,504	5,781,843	5,673,960
Occupancy and equipment expenses	667,228	809,075	1,424,873	1,680,270
Legal, accounting and other professional fees	295,493	217,453	528,449	528,014
Data processing and item processing services	304,718	252,822	632,512	534,814
FDIC insurance costs	101,928	86,702	166,942	164,181
Advertising and marketing related expenses	122,849	108,211	147,169	140,739
Foreclosed property expenses and REO sales, net	21,234	96,106	38,093	170,585
Loan collection costs	36,176	13,790	70,842	34,590
Core deposit intangible amortization	197,877	155,325	433,342	348,132
Merger related expenses	—	131,333	149,543	188,590
Other expenses	531,494	450,654	1,011,549	972,097
Total Noninterest Expenses	5,203,596	5,105,975	10,385,157	10,435,972
Income before income taxes	1,971,992	740,701	3,515,805	1,045,224
Income tax expense	746,633	291,597	1,333,638	409,721
NET INCOME	$1,225,359	$449,104	$2,182,167	$635,503

Net income available to common stockholders	$1,225,359	$449,104	$2,182,167	$635,503

Weighted average shares outstanding
Basic	10,597,629	10,908,156	10,549,229	10,956,698
Diluted	10,718,725	11,007,113	10,671,622	11,053,383

Earnings per share
Basic	$0.12	$0.04	$0.21	$0.06
Diluted	$0.11	$0.04	$0.20	$0.06

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,225,359	$449,104	$2,182,167	$635,503

Other comprehensive income (loss):

Net unrealized gain on securities available for sale:
Net unrealized gain on securities during the period	178,858	224,056	403,265	878,312
Reclassification adjustment for gain on sales of securities included in net income	—	(213,571)	(5,521)	(486,534)
Income tax expense relating to items above	(67,186)	(4,049)	(149,452)	(154,377)
Net effect on other comprehensive income (loss)	111,672	6,436	248,292	237,401

Unrealized gain (loss) on defined benefit pension plan	285,369	—	285,369	(558,690)
Income tax (expense) benefit relating to item above	(108,440)	—	(108,440)	220,375
Net effect on other comprehensive income (loss)	176,929	—	176,929	(338,315)

Other comprehensive income (loss)	288,601	6,436	425,221	(100,914)

Comprehensive income	$1,513,960	$455,540	$2,607,388	$534,589

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017 and 2016 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2015	$11,062,932	$43,378,927	$12,667,070	$573,560	$—	$67,682,489

Net income	—	—	635,503	—	—	635,503
Other comprehensive income (loss)	—	—	—	(100,914)	—	(100,914)
Stock-based compensation	—	68,773	—	—	—	68,773
Issuance of restricted common stock	15,296	(15,296)
Issuance of common stock under stock option plan	15,000	56,250	—	—	—	71,250
Repurchase of common stock	(175,000)	(684,500)	—	—	—	(859,500)
Balance June 30, 2016	$10,918,228	$42,804,154	$13,302,573	$472,646	$—	$67,497,601

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2016	$10,456,098	$40,814,285	$14,426,969	$30,383	$199,491	$65,927,226

Net income	—	—	2,182,167	—	—	2,182,167
Other comprehensive income (loss)	—	—	—	425,221	—	425,221
Stock-based compensation	—	128,079	—	—	—	128,079
Sale of iReverse	—	—	2	—	(199,491)	(199,489)
Issuance of common stock under stock-based compensation plan	186,274	615,154	—	—	—	801,428
Repurchase of common stock	—	—	—	—	—	—
Balance June 30, 2017	$10,642,372	$41,557,518	$16,609,138	$455,604	$—	$69,264,632

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$2,182,167	$635,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	297,449	337,544
Stock-based compensation	128,079	68,773
Amortization of investment premiums and discounts, net	134,562	55,772
Accretion of net discounts on loans	(1,209,592)	(796,072)
Amortization of core deposit intangibles	433,342	348,132
Amortization of deposit premiums	(18,233)	14,503
Provision for loan losses	962,844	655,533
Increase in cash surrender value of bank owned life insurance	(233,929)	(59,588)
Gain on sale and redemption of securities	(5,521)	(486,534)
Loss on disposal of premises and equipment	—	709
Write down of real estate acquired through foreclosure	80,374	106,853
Gain on sale of real estate acquired through foreclosure	(76,966)	(5,726)
Origination of loans held for sale	(16,189,014)	(22,675,801)
Proceeds from sales of loans held for sale	15,470,178	22,787,638
Gains on sales of loans held for sale	(561,611)	(629,987)
Deferred income taxes	162,751	—
Net decrease (increase) in accrued interest receivable	14,069	(62,233)
Net decrease in accrued taxes receivable	893,716	929,898
Net decrease in accrued pension plan liability	(189,619)	(59,642)
Net decrease (increase) in prepaid expenses and other assets	311,145	(197,309)
Net (decrease) increase in accrued expenses and other liabilities	(2,040,765)	95,090
Net cash provided by operating activities	545,426	1,063,056

Cash flows from investing activities:
Purchases of investment securities available for sale	(8,308,578)	(5,926,875)
Redemptions and maturities of investment securities available for sale	6,346,087	17,656,101
Redemption and maturities of investment securities held to maturity	43,997	392,419
Net purchase of Federal Home Loan Bank Stock	(541,600)	(316,000)
Net increase in loans	(22,119,683)	(23,535,322)
Proceeds from sale of real estate acquired through foreclosure	733,861	158,277
Purchases of premises and equipment	(343,713)	(18,655)
Net cash used in by investing activities	(24,189,629)	(11,590,055)

Cash flows from financing activities:
Net increase (decrease) in deposits	9,481,521	(4,256,085)
Net increase in short-term borrowings	15,000,000	8,275,000
Repurchase of common stock	—	(859,500)
Exercise of stock options	801,428	71,250
Net cash provided by financing activities	25,282,949	3,230,665

Net increase (decrease) increase in cash and cash equivalents	1,638,746	(7,296,334)
Cash and cash equivalents at beginning of period	40,027,456	34,413,222
Cash and cash equivalents at end of period	$41,666,202	$27,116,888

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$1,062,165	$707,512
Net income tax paid (refunded)	72,000	(525,211)

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$659,876	$266,776

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

From July 8, 2016 until March 31, 2017, the Bank had an investment in a reverse home loan mortgage brokerage firm named iReverse Home Loan, LLC (“iReverse”).  The Bank owned 51% of iReverse and reported its non-controlling interest in iReverse separately in the consolidated balance sheet at December 31, 2016.  The Company reported the income of iReverse attributable to the Bank on the consolidated statement of income for the year ended December 31, 2016 as discontinued operations. The Bank entered into an agreement with the other owner of iReverse pursuant to which the Bank sold, effective March 31, 2017, the Bank’s interest in iReverse to the other owner for $70,000. The Company reported no discontinued operations for the six-month and three-month periods ended June 30, 2017.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2017 and December 31, 2016, the results of operations for the three- and six-month periods ended June 30, 2017 and 2016, and the statements of cash flows for the six-month periods ended June 30, 2017 and 2016.  The results of the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or any future interim period.  The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2016.  The unaudited consolidated financial statements for June 30, 2017 and 2016, the condensed consolidated balance sheet at December 31, 2016, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Reclassifications

Certain items in the unaudited consolidated financial statements have been reclassified to conform to the 2017 classification. The reclassifications had no effect on previously reported results of operations or retained earnings.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amended guidance related to recognition and measurement of financial assets and liabilities.  The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.  The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment.  When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value.  The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes.  The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option.  Separate presentation of financial assets and financial liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required.  The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements, but does expect a change in the fair value of loans reported in Note 15 – Fair Value.

In February 2016, the FASB issued ASU 2016-02, Leases.  From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease.  If the lessor does not convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.         A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact that the adoption of this guidance could have on its consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326).  The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company.  The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company’s finance team has begun the process of reviewing its procedures and researching additional software resources for measuring credit losses and the effect of the ASU on its consolidated balance sheets and consolidated statements of operations.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transition method to each period presented. The Company's finance team is in the process of developing an understanding of this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

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

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU No. 2017-09 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at June 30, 2017 or December 31, 2016.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at June 30, 2017 and December 31, 2016:

Available for Sale	Amortized	Gross Unrealized		Estimated
June 30, 2017	cost	Gains	Losses	Fair Value
U.S. government agency	$6,762,189	$74,221	$(6,135)	$6,830,275
U.S. treasury securities	8,742,735	37,955	(56,780)	8,723,910
Residential mortgage-backed securities	35,425,931	269,650	(257,238)	35,438,343
State and municipal	2,602,221	6,333	(586)	2,607,968
Corporate bonds	8,752,503	76,132	(4,320)	8,824,315
Total debt securities	62,285,579	464,291	(325,059)	62,424,811
Equity securities	78,752	—	(41,472)	37,280
Totals	$62,364,331	$464,291	$(366,531)	$62,462,091

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
June 30, 2017	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	1,116,070		(5,635)	1,110,435
Total debt securities	1,116,070	—	(5,635)	1,110,435
Totals	$1,116,070	$—	$(5,635)	$1,110,435

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$7,748,481	$68,493	$(43,856)	$7,773,118
U.S. treasury securities	8,728,284	14,812	(119,837)	8,623,259
Residential mortgage-backed securities	30,952,601	197,495	(336,615)	30,813,481
State and municipal	2,638,214	2,421	(3,355)	2,637,280
Corporate bonds	10,372,549	1,647	(45,741)	10,328,455
Total debt securities	60,440,129	284,868	(549,404)	60,175,593
Equity securities	92,585	6,021	(41,472)	57,134
Totals	$60,532,714	$290,889	$(590,876)	$60,232,727

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$1,158,238	$—	$(8,896)	$1,149,342
Total debt securities	1,158,238	—	(8,896)	1,149,342
Totals	$1,158,238	$—	$(8,896)	$1,149,342

The following table provides information about securities with unrealized losses segregated by length of impairment at June 30, 2017:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$2,170,163	$(6,135)	$—	$—	$2,170,163	$(6,135)
U.S. treasury securities	2,806,530	(56,780)	—	—	2,806,530	(56,780)
Residential mortgage-backed securities	15,949,453	(233,207)	508,676	(24,031)	16,458,129	(257,238)
State and municipals	324,984	(586)	—	—	324,984	(586)
Corporate bonds	5,498,310	(4,320)	—	—	5,498,310	(4,320)
Total debt securities	26,749,440	(301,028)	508,676	(24,031)	27,258,116	(325,059)
Equity securities	—	—	25,180	(41,472)	25,180	(41,472)
Totals	$26,749,440	$(301,028)	$533,856	$(65,503)	$27,283,296	$(366,531)

	Less than 12 months		12 months or longer		Total
Held-to-Maturity	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	1,110,435	(5,635)	—	—	1,110,435	(5,635)
Total debt securities	$1,110,435	$(5,635)	$—	$—	$1,110,435	$(5,635)

The following table provides information about securities with unrealized losses segregated by length of impairment at December 31, 2016:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$3,983,930	$(43,856)	$—	$—	$3,983,930	$(43,856)
U.S. treasury securities	5,645,640	(119,837)	—	—	5,645,640	(119,837)
Residential mortgage-backed securities	17,368,416	(315,284)	563,545	(21,331)	17,931,961	(336,615)
State and municipals	1,042,964	(3,355)	—	—	1,042,964	(3,355)
Corporate bonds	7,973,405	(45,741)	—	—	7,973,405	(45,741)
Total debt securities	36,014,355	(528,073)	563,545	(21,331)	36,577,900	(549,404)
Equity securities	—	—	25,180	(41,472)	25,180	(41,472)
Totals	$36,014,355	$(528,073)	$588,725	$(62,803)	$36,603,080	$(590,876)

	Less than 12 months		12 months or longer		Total
Held-to-Maturity	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	1,149,342	(8,896)	—	—	1,149,342	(8,896)
Total debt securities	$1,149,342	$(8,896)	$—	$—	$1,149,342	$(8,896)

At June 30, 2017, the Company recorded unrealized losses in its portfolio of debt securities totaling $325,059 related to 68 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At June 30, 2017, the Company recorded unrealized losses in its portfolio of equity securities totaling $41,472, related to one security, which management considers to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell this equity position for a reasonable period of time sufficient for recovery of fair value, the Company does not consider this equity security to be other-than-temporarily impaired.

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

At June 30, 2017, except for the U.S. Treasury, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.  At December 31, 2016, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.

No investment securities held by the Company at June 30, 2017 or December 31, 2016 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at June 30, 2017 and at December 31, 2016 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2017		2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$7,279,754	$7,273,105	$6,122,743	$6,100,576
Over one to five years	8,766,063	8,906,031	12,570,847	12,642,656
Over five to ten years	7,776,206	7,758,410	7,765,282	7,627,060
Over ten years	3,037,626	3,048,923	3,028,656	2,991,820
Residential mortgage-backed securities	35,425,930	35,438,342	30,952,601	30,813,481
Totals	$62,285,579	$62,424,811	$60,440,129	$60,175,593

	2017		2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Over ten years	1,116,070	1,110,435	1,158,238	1,149,342
Totals	$1,116,070	$1,110,435	$1,158,238	$1,149,342

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

For the six-month period ended June 30, 2017, there were three redemptions of investment securities available for sale resulting in no gains or losses. For the six-month period ended June 30, 2016, there were 11 sales and other redemptions of investment securities available for sale resulting in net gains of $486,534.

For the six-month period ended June 30, 2017, there was one sale of equity securities resulting in a net gain of $5,521. For the six-month period ended June 30, 2016, there was no activity of equity securities resulting in gains or losses.

At June 30, 2017, securities with an amortized cost of $40,831,982 (fair value of $40,971,361) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Richmond (the “Reserve Bank”).  At December 31, 2016, securities with an amortized cost of $10,479,133 (fair value of $10,604,335) were pledged as collateral for potential borrowings from the FHLB and the Reserve Bank.

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

	June 30,	December 31,
	2017	2016
Commercial & Industrial	$69,901,427	$67,234,642
Commercial Real Estate	226,287,060	205,495,337
Residential Real Estate	148,333,597	153,368,115
Home Equity Line of Credit	34,052,780	33,256,012
Land	4,187,897	5,870,999
Construction	24,915,461	19,804,912
Consumer & Other	1,917,377	2,073,696
Total Loans	509,595,599	487,103,713
Less: Allowance for Loan Losses	(3,608,484)	(2,823,153)
Net Loans	$505,987,115	$484,280,560

At June 30, 2017 and December 31, 2016, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,395,116 and $3,793,033, respectively, and carrying values of $162,758,426 and $187,483,532, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At June 30, 2017 and December 31, 2016, Commercial Real Estate – Investor loans had a total balance of $148,236,433 and $138,527,163, respectively.  At June 30, 2017 and December 31, 2016, Commercial Real Estate – Owner Occupied loans had a total balance of $78,050,627 and $66,968,174, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate -Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to a lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At June 30, 2017 and December 31, 2016, Residential Real Estate – Investor loans had a total balance of $41,627,020 and $44,787,040, respectively.  At June 30, 2017 and December 31, 2016, Residential Real Estate – Owner Occupied loans had a total balance of $106,706,576 and $108,581,075, respectively.

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

For purposes of calculating the allowance, the Company segregates its loan portfolio into segments based primarily on the type of supporting collateral.  The Commercial Real Estate and Residential Real Estate segments, which both exclude any collateral property currently under construction, are further segregated into Owner Occupied and Investor classes for each.  Further, all segments are also segregated as either purchased credit impaired (“PCI”) loans, purchased loans not deemed impaired, troubled debt restructurings (“TDR”s), or new originations.

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

The general reserve covers loans that are not classified as impaired and primarily includes purchased loans not deemed impaired and new loan originations.  The general reserve requirement is based on historical loss experience and several qualitative factors derived from economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.  Since the Bank does not have sufficient historical loss experience, management also references the historical net charge-off experience of peer groups to determine a reasonable range of reserve values, which is permissible per Bank policy.  The peer groups consist of competing Maryland-based financial institutions with established ranges in total asset size.  Management will continue to evaluate the appropriateness of the peer group data used with each quarterly allowance analysis until such time that the Bank has sufficient loss experience to provide a foundation for the general reserve requirement.  The qualitative analysis incorporates global environmental factors in the following trends:  national and local economic metrics; portfolio risk ratings and composition; and concentrations in credit.

The following tables provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three- and six-month periods ended June 30, 2017:

Three Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$414,045	$1,293,859	$1,088,063	$199,678	$21,357	$130,701	$12,066	$3,159,769
Charge-offs	—	—	(97,505)	—	—	(15,593)	—	(113,098)
Recoveries	75	—	39,415	—	—	—	—	39,490
Provision	49,672	145,562	260,185	24,830	(9,169)	50,408	835	522,323
Ending balance	$463,792	$1,439,421	$1,290,158	$224,508	$12,188	$165,516	$12,901	$3,608,484

Six Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153
Charge-offs	—	—	(225,940)	—	—	(15,593)	—	(241,533)
Recoveries	188	—	63,732	—	—	—	100	64,020
Provision	93,747	356,566	408,588	40,212	(6,971)	69,606	1,096	962,844
Ending balance	$463,792	$1,439,421	$1,290,158	$224,508	$12,188	$165,516	$12,901	$3,608,484

The following table presents loans and the related allowance for loan losses, by respective loan portfolio segment at June 30, 2017:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance:
individually
evaluated for
impairment	$—	$—	$392,120	$—	$—	$—	$—	$392,120
Ending balance:
collectively
evaluated
for impairment	463,792	1,439,421	898,038	224,508	12,188	165,516	12,901	3,216,364
Totals	$463,792	$1,439,421	$1,290,158	$224,508	$12,188	$165,516	$12,901	$3,608,484

Loans:
Ending balance:
individually
evaluated for
impairment	$501,474	$—	$4,969,305	$57,624	$—	$—	$5,798	$5,534,201
Ending balance:
collectively
evaluated
for impairment	68,720,673	213,280,908	133,063,505	33,265,591	1,805,895	24,524,693	1,911,579	476,572,844
Ending balance: loans
acquired with
deteriorated credit
quality(1)	679,280	13,006,152	10,300,787	729,565	2,382,002	390,768	—	27,488,554
Totals	$69,901,427	$226,287,060	$148,333,597	$34,052,780	$4,187,897	$24,915,461	$1,917,377	$509,595,599

(1) Includes one loan acquired with deteriorated credit quality of $6,859  that have current period charge offs.

The following tables provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three- and six-month periods ended June 30, 2016:

Three Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$220,569	$792,847	$693,085	$164,313	$16,016	$56,360	$5,346	$1,948,536
Charge-offs	—	—	(54,604)	—	—	—	—	(54,604)
Recoveries	—	—	41,485	—	—	—	—	41,485
Provision	63,437	147,041	120,943	10,691	1,451	12,821	1,149	357,533
Ending balance	$284,006	$939,888	$800,909	$175,004	$17,467	$69,181	$6,495	$2,292,950

Six Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009
Charge-offs	—	—	(174,414)	(2,183)	—	—	(480)	(177,077)
Recoveries	—	—	41,485	—	—	—	—	41,485
Provision	73,208	212,019	340,754	20,144	1,754	6,214	1,440	655,533
Ending balance	$284,006	$939,888	$800,909	$175,004	$17,467	$69,181	$6,495	$2,292,950

The following table presents loans and the related allowance for loan losses, by respective loan portfolio segment at December 31, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance:
individually
evaluated for
impairment	$—	$—	$270,526	$—	$—	$—	$—	$270,526
Ending balance:
collectively
evaluated
for impairment	369,857	1,082,855	773,252	184,296	19,159	111,503	11,705	2,552,627
Totals	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153

Loans:
Ending balance:
individually
evaluated for
impairment	$641,774	$277,515	$4,521,110	$55,552	$—	$—	$5,798	$5,501,749
Ending balance:
collectively
evaluated
for impairment	65,341,316	191,303,934	136,607,497	32,558,837	3,384,741	19,698,823	2,067,898	450,963,046
Ending balance: loans
acquired with
deteriorated credit
quality(1)	1,251,552	13,913,888	12,239,508	641,623	2,486,258	106,089	—	30,638,918
Totals	$67,234,642	$205,495,337	$153,368,115	$33,256,012	$5,870,999	$19,804,912	$2,073,696	$487,103,713

(1) Includes loans acquired with deteriorated credit quality of $104,460 that have current period charge-offs.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, at June 30, 2017 and for the three- and six-month periods ended June 30, 2017:

				For the three months ended		For the Six Months Ended
	At June 30, 2017			June 30, 2017		June 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$501,474	$588,656	$—	$567,298	$9,720	$588,963	$31,027
Commercial Real Estate - Owner occupied	—	—	—	—	—	—	—
Commercial Real Estate - Investor	—	—	—	—	—	—	—
Residential Real Estate - Investor	761,048	852,663	—	827,594	787	882,220	12,909
Residential Real Estate - Owner occupied	3,221,832	3,420,867	—	3,435,168	29,259	3,475,250	98,238
Home Equity Line of Credit	57,624	87,331	—	73,771	(3)	74,454	(11)
Consumer & Other	5,798	189,204	—	97,501	—	97,501	—

With an allowance recorded:
Residential Real Estate - Investor	592,598	627,785	219,366	617,502	1,992	626,619	3,980
Residential Real Estate - Owner occupied	587,589	563,226	172,754	582,540	—	582,540	(264)
Total	5,727,963	6,329,732	392,120	6,201,374	41,755	6,327,547	145,879

Total impaired loans:
Commercial & Industrial	$501,474	$588,656	$—	$567,298	$9,720	$588,963	$31,027
Commercial Real Estate	—	—	—	—	—	—	—
Residential Real Estate	5,163,067	5,464,541	392,120	5,462,804	32,038	5,566,629	114,863
Home Equity Line of Credit	57,624	87,331	—	73,771	(3)	74,454	(11)
Consumer & Other	5,798	189,204	—	97,501	—	97,501	—
Total	$5,727,963	$6,329,732	$392,120	$6,201,374	$41,755	$6,327,547	$145,879

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, at December 31, 2016 and for the year ended December 31, 2016:

				For the year ended		For the Six Months Ended
	At December 31, 2016			December 31, 2016		June 30, 2016
		Unpaid	Average	Average		Average
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886	$855,500	$52,267
Commercial Real Estate - Investor	277,515	277,515	—	294,053	—	352,315	1,048
Residential Real Estate - Investor	785,500	890,719	—	994,674	11,748	1,149,681	35,973
Residential Real Estate - Owner occupied	3,008,832	3,196,027	—	3,225,912	103,916	2,331,172	70,245
Home Equity Line of Credit	55,552	85,470	—	73,026	(68)	112,616	(69)
Construction	—	—	—	—	—	71,459	—
Consumer & Other	5,798	189,204	—	97,501	—	189,204	—

With an allowance recorded:
Residential Real Estate - Investor	790,537	813,087	268,537	832,508	5,920	523,195	3,004
Residential Real Estate - Owner occupied	159,028	159,028	1,989	160,102	—	—	—
Total	5,724,536	6,350,178	270,526	6,482,714	201,402	5,585,142	162,468

Total impaired loans:
Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886	$855,500	$52,267
Commercial Real Estate	277,515	277,515	—	294,053	—	352,315	1,048
Residential Real Estate	4,743,897	5,058,861	270,526	5,213,196	121,584	4,004,048	109,222
Home Equity Line of Credit	55,552	85,470	—	73,026	(68)	112,616	(69)
Construction	—	—	—	—	—	71,459	—
Consumer & Other	5,798	189,204	—	97,501	—	189,204	—
Total	$5,724,536	$6,350,178	$270,526	$6,482,714	$201,402	$5,585,142	$162,468

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio at June 30, 2017:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$67,057,433	$1,493,143	$1,350,851	$—	$69,901,427
Commercial Real Estate - Investor	145,303,898	146,832	2,785,703	—	148,236,433
Commercial Real Estate - Owner Occupied	75,859,111	1,072,201	1,119,315	—	78,050,627
Residential Real Estate - Investor	35,503,640	232,778	5,890,603	—	41,627,021
Residential Real Estate - Owner Occupied	101,067,852	—	5,638,724	—	106,706,576
Home Equity Line of Credit	33,761,495	—	291,285	—	34,052,780
Land	1,915,511	—	2,272,386	—	4,187,897
Construction	24,524,693	—	390,768	—	24,915,461
Consumer & Other	1,911,579	—	5,798	—	1,917,377
Total	$486,905,212	$2,944,954	$19,745,433	$—	$509,595,599

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio at December 31, 2016:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$63,961,379	$688,595	$2,584,668	$—	$67,234,642
Commercial Real Estate - Investor	134,601,346	2,958,695	967,122	—	138,527,163
Commercial Real Estate - Owner Occupied	64,761,020	1,126,705	1,080,449	—	66,968,174
Residential Real Estate - Investor	36,905,288	240,700	7,641,052	—	44,787,040
Residential Real Estate - Owner Occupied	102,367,880	—	6,213,195	—	108,581,075
Home Equity Line of Credit	32,969,668	—	286,344	—	33,256,012
Land	3,513,607	—	2,357,392	—	5,870,999
Construction	19,698,823	—	106,089	—	19,804,912
Consumer & Other	2,067,898	—	5,798	—	2,073,696
Total	$460,846,909	$5,014,695	$21,242,109	$—	$487,103,713

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at June 30, 2017.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$—	$59,129	$—	$59,129	$68,905,297	$257,721	$69,222,147
Commercial Real Estate - Investor	—	—	—	—	140,504,962	—	140,504,962
Commercial Real Estate - Owner Occupied	—	—	—	—	72,775,947	—	72,775,947
Residential Real Estate - Investor	—	—	—	—	33,038,530	1,114,322	34,152,852
Residential Real Estate - Owner Occupied	27,934	451,120	—	479,054	99,740,351	3,660,552	103,879,957
Home Equity Line of Credit	—	253,439	—	253,439	33,012,152	57,624	33,323,215
Land	—	—	—	—	1,805,895	—	1,805,895
Construction	—	—	—	—	24,524,693	—	24,524,693
Consumer & Other	2,817	16,678	—	19,495	1,892,084	5,798	1,917,377
Total	$30,751	$780,366	$—	$811,117	$476,199,911	$5,096,017	$482,107,045

Purchased credit impaired loans							27,488,554
Total Loans							$509,595,599

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

The following tables present a breakdown of loans that the Company modified during the three- and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Residential Real Estate - Owner Occupied	2	$199,962	$199,962	—	$—	$—
Totals	2	$199,962	$199,962	—	$—	$—

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Residential Real Estate - Investor	—	$—	$—	1	$38,785	$38,785
Residential Real Estate - Owner Occupied	2	199,962	199,962	—	—	—
Totals	2	$199,962	$199,962	1	$38,785	$38,785

For the three- and six-month periods ended June 30, 2017, there were two loans modified as a TDR. For the three- and six-month periods ended June 30, 2016, there were none and two loans modified, respectively, as a TDR.

None of the loans modified as a TDR during the previous 12 months were in default of their modified terms at the quarter ended June 30, 2017.

At June 30, 2017 and December 31, 2016, the Bank had $1,866,688 and $1,824,206, respectively, in loans identified as TDRs of which $1,428,504 and $1,323,795, respectively, were on nonaccrual status.

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

The following table reflects the carrying amount of purchased credit-impaired loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	June 30, 2017	December 31, 2016
Commercial & Industrial	$679,280	$1,251,552
Commercial Real Estate	13,006,152	13,913,888
Residential Real Estate	10,300,787	12,239,507
Home Equity Line of Credit	729,565	641,623
Land	2,382,002	2,486,259
Construction	390,768	106,089
Total Loans	$27,488,554	$30,638,918

The contractual amount outstanding for these loans totaled $30,784,392 and $34,915,206 at June 30, 2017 and December 31, 2016, respectively.

The following table reflects activity in the accretable discount for loans purchased with evidence of credit deterioration since origination for the three- and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$1,231,423	$191,508	$1,315,318	$275,730
Reclassification from nonaccretable difference	454,599	366,662	638,521	491,969
Accretion into interest income	(475,378)	(275,651)	(711,901)	(485,180)
Disposals	(173,642)	(88,686)	(204,936)	(88,686)
Balance at end of period	$1,037,002	$193,833	$1,037,002	$193,833

The following table reflects activity in the allowance for loan losses for loans purchased with evidence of credit deterioration since origination for the three- and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$73,062	$34,492	$77,175	$—
Charge-offs	(17,231)	18,507	(20,388)	(14,675)
Recoveries	32,736	—	54,161	—
Provision for loan losses	11,525	(18,507)	(10,856)	49,167
Balance at end of period	$100,092	$34,492	$100,092	$34,492

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three- and six-month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$564,678	$1,501,896	$1,224,939	$1,459,732
New transfers from loans	600,517	181,276	659,876	266,776
Sales	—	(152,551)	(656,895)	(152,551)
Write-downs	(17,649)	(63,517)	(80,374)	(106,853)
Balance at end of period	$1,147,546	$1,467,104	$1,147,546	$1,467,104

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at June 30, 2017 had a remaining weighted average amortization period of approximately 6.1 years.  The following table presents the changes in the net book value of core deposit intangible assets for the six-month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$3,030,309	$2,624,184
Amortization expense	(433,342)	(348,132)
Balance, at end of period	$2,596,967	$2,276,052

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Gross carrying amount	$6,775,211	$6,775,211
Accumulated amortization	(4,178,244)	(3,744,902)
Net carrying amount	$2,596,967	$3,030,309

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at June 30, 2017:

Six months ending December 31:	Amount
2017	$355,841
Twelve months ending December 31:
2018	616,111
2019	540,682
2020	488,027
2021	380,430
Subsequent years	215,876
Total	$2,596,967

NOTE 8 – DEPOSITS

The following table presents the composition of deposits at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Noninterest-bearing deposits	$120,486,976	$111,378,694
Interest-bearing deposits:
Checking	65,981,523	58,482,158
Savings	115,309,199	120,376,229
Money market	119,043,428	109,550,925
Total interest-bearing checking, savings and money market deposits	300,334,150	288,409,312

Time deposits $250,000 and below	104,184,307	114,871,256
Time deposits above $250,000	10,916,249	11,799,132
Total time deposits	115,100,556	126,670,388
Total interest-bearing deposits	415,434,706	415,079,700
Total Deposits	$535,921,682	$526,458,394

The following table sets forth the maturity distribution for the Company’s time deposits at June 30, 2017:

Amount
Maturing within one year	$50,745,046
Maturing over one to two years	41,445,796
Maturing over two to three years	11,402,905
Maturing over three to four years	6,210,727
Maturing over four to five years	5,141,775
Maturing over five years	154,307
Total Time Deposits	$115,100,556

Interest expense on deposits for the six-month periods ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30,
	2017	2016
Interest-bearing checking	$30,580	$26,335
Savings	208,885	22,440
Money market	183,289	125,258
Total interest-bearing checking, savings and money market deposits	422,754	174,033

Time deposits $250,000 and below	417,770	367,757
Time deposits above $250,000	60,323	59,867
Total time deposits	478,093	427,624
Total Interest Expense	$900,847	$601,657

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At June 30, 2017, CDARS and ICS deposits were $12 million.  At December 31, 2016, CDARS and ICS deposits were $11 million.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Federal Home Loan Bank Advances
Due December, 2017, Daily Rate 0.80%	$—	$20,000,000
Due December, 2017, Daily Rate 1.32%	11,000,000	—
Due July, 2017, Fixed Rate 1.17%	24,000,000	—
Total	$35,000,000	$20,000,000

Interest expense on FHLB advances and Atlantic Community Bankers Bank (“ACBB”) advances for the six month periods ended June 30, 2017 and 2016 was $168,134 and $143,579, respectively.  The Company had no long-term borrowings at June 30, 2017 or December 31, 2016.

NOTE 10 – STOCK-BASED COMPENSATION

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Plan”) was adopted by the Company’s Board of Directors in March 2015 and approved by the Company’s stockholders in May 2015.  The 2015 Plan is a broad-based plan that permits the grant of stock options, restricted stock awards and other stock-based awards.  The 2015 Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, all non-employee directors of the Company, and consultants of the Company and its subsidiaries.  The Board’s Compensation Committee administers the 2015 Plan. An aggregate of 100,000 shares of common stock were reserved for issuance for awards granted under the 2015 Plan.  The 2015 Plan provides that the aggregate number of shares that may be issued or transferred pursuant to incentive options is 100,000.  In any calendar year, a participant may not be awarded grants covering more than 20,000 shares.  At June 30, 2017 and December 31, 2016, stock option awards for 30,000 and 40,000 shares, respectively, were outstanding under the 2015 Plan.

The Company assumed the Jefferson Bancorp, Inc. 2010 Stock Option Plan (the “Jefferson Plan”) in 2013 when it merged (the “Jefferson Merger”) with Jefferson Bancorp, Inc. (“Jefferson”).  The Jefferson Plan was approved by Jefferson’s Board of Directors in September 2010 and adopted by its stockholders in April 2011.  Awards were available for grant to officers, employees and non-employee directors, independent consultants and contractors of Jefferson and its affiliates, including the Bank.  The Jefferson Plan is administered by the Board’s Compensation Committee. The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock (as adjusted for the Jefferson Merger’s exchange ratio of 2.2217) and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have a 10-year terms.  Options relating to a total of 55,544 and 156,072 shares of common stock were outstanding at June 30, 2017 and December 31, 2016, respectively.

The Carrollton Bancorp 2007 Equity Plan (the “Carrollton Plan” and, together with the 2015 Plan and the Jefferson Plan, the “Equity Plans”) was adopted by the Board of Directors of Carrollton Bancorp in March 2007 and approved by the stockholders of Carrollton Bancorp in April 2007.  The Carrollton Plan is a broad-based plan that permits the grant of stock options, stock appreciation rights, stock awards and performance units.  The Carrollton Plan reserved 500,000 shares of common stock were issuance.  Options relating to a total of 91,000 and 191,558 shares of common stock were outstanding at June 30, 2017 and December 31, 2016, respectively.

The following table summarizes changes in the Company’s stock options outstanding and exercisable at June 30, 2017 and December 31, 2016.

		Weighted
		Average	Weighted Average
	Stock Options	Exercise	Remaining
	Outstanding	Price	Contractual Life (years)
Outstanding, December 31, 2016	387,630	$5.32	6.1
Granted	10,000	7.00	9.6
Exercised	(170,306)	3.71
Forfeited or expired	(50,780)	4.30
Outstanding, June 30, 2017	176,544	$5.13	6.2

Exercisable, June 30, 2017	108,544	$5.45	5.4

Stock-based compensation expense is recognized on a straight-line basis over the service period of the stock options and is recorded in noninterest expense.  For the six-month periods ended June 30, 2017 and 2016, option award stock-based compensation expense applicable to the Plans was $22,860 and $28,775, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $77,692 at June 30, 2017.  This amount is expected to be recognized over a remaining weighted average period of approximately 2.6 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  The Company has an incentive stock award program (the “Program”) covering substantially all full-time employees. At June 30, 2017, 104,012 restricted shares of the Company’s common shares have been granted under the Program.

At June 30, 2017 and December 31, 2016, total restricted share grants relating to 67,225 shares and 66,093 shares, respectively, of unvested restricted common stock were outstanding.  A total of 13,250 shares of restricted common stock were granted to the eight eligible directors on May 24, 2017.  Total stock-based compensation expense attributable to the shares of restricted common stock was $105,220 and $39,999 for the six-month periods ended June 30, 2017 and 2016, respectively.   The total unrecognized compensation expense attributable to the shares of restricted common stock was $308,852 at June 30, 2017. This amount is expected to be recognized over a remaining weighted average period of approximately 1.4 years.

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Pension Benefit	2017	2016	2017	2016
Service cost	$21,943	$18,225	$40,110	$36,449
Interest cost	68,010	112,891	136,020	225,781
Expected return on plan assets	(105,146)	(160,937)	(210,292)	(321,874)
Amortization of net loss/(gain)	(69)	—	(138)	—
Net periodic pension benefit	$(15,262)	$(29,821)	$(34,300)	$(59,644)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  For 2015, the Company made a discretionary employer matching contribution that was paid in shares of the Company’s common stock, in an amount equal to 50% of a participant’s contributions made between July 1, 2015 and December 31, 2015 capped at 2% of his or her compensation for 2015. These contributions were made in 2016.  For 2016, the Company made a discretionary employer matching contribution, to be paid in cash in 2017, in an amount equal to 50% of employee participant’s annual contributions, capped at 3% of his or her compensation for 2016. The expense associated with this plan during the six-month periods ended June 30, 2017 and 2016 was $66,125 and $95,000, respectively.

NOTE 12 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income	(2.1)%	(1.1)%	(2.1)%	(1.5)%
State income taxes, net of federal income tax benefit	5.3%	5.6%	5.3%	5.6%
Incentive stock options	0.4%	0.3%	0.5%	0.6%
Other nondeductible (income) expenses	0.3%	0.6%	0.2%	0.7%
Effective income tax rate	37.9%	39.4%	37.9%	39.4%

The effective tax rate for the three- and six-month periods ended June 30, 2017 was 37.9%.  The effective tax rate for the three- and six-month periods ended June 30, 2016 was 39.4%. In accordance with FASB ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2017 and 2016 based on the current estimate of the effective annual rate.

NOTE 13 - NET INCOME PER COMMON SHARE

Basic earnings per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There is no dilutive effect on earnings per share during a loss period. The calculations of net income per common share for the three- and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income available to common shareholders	$1,225,359	$449,104	$2,182,167	$635,503

Weighted average shares outstanding	10,597,629	10,908,156	10,549,229	10,956,698
Net income per share - basic	$0.12	$0.04	$0.21	$0.06

Diluted earnings per share:
Net income available to common shareholders	$1,225,359	$449,104	$2,182,167	$635,503

Weighted average shares outstanding	10,597,629	10,908,156	10,549,229	10,956,698
Dilutive potential shares	121,096	98,957	122,393	96,685
Total diluted average shares outstanding	10,718,725	11,007,113	10,671,622	11,053,383
Net income per share - diluted	$0.11	$0.04	$0.20	$0.06

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

Outstanding loan commitments, lines and letters of credit obligations and mortgage loan repurchase obligations at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Loan commitments	$9,657,270	$7,729,629
Unused lines of credit	99,300,077	93,883,713
Standby letters of credit	6,858,873	8,424,706
Mortgage loan repurchase obligations	5,290,696	7,177,755

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

On September 20, 2016, shortly after the Company’s merger with Hopkins Bancorp, Inc. (“Hopkins”) and the related merger of Hopkins Federal Savings Bank (“Hopkins Bank”) with and into the Bank (collectively, the “Hopkins Merger”), Alvin M. Lapidus, the former Chairman of Hopkins and Hopkins Bank, and Lois F. Lapidus, his wife, filed a lawsuit against the Bank in the United States District Court, District of Maryland, in which they alleged that a former employee of Hopkins Bank embezzled approximately $1.48 million from their deposit accounts at Hopkins Bank prior to the Hopkins Merger.  The complaint seeks damages in the amount that was allegedly embezzled plus interest, which is still accruing.  This former employee was criminally charged in federal court and plead guilty to Wire Fraud, in violation of 18 U.S.C. § 1343, and Embezzlement by a Bank Employee, in violation of 18 U.S.C. § 656, and the information supporting her plea agreement identifies Mr. and Mrs. Lapidus as victims.  This former employee was sentenced in May 2017.  The Bank is vigorously defending this case and, at this point, cannot assess the likelihood of success of any of its defenses or, thus, the outcome of this litigation.  If a judgment were to be entered against Bay Bank, then Bay Bank intends to pursue an indemnity claim against a fidelity bond.  The Bank believes that its insurance policies will cover a portion of its legal expenses relating to this litigation and has recorded appropriate accruals in the fair value accounting of the assets and liabilities acquired in the Hopkins Merger.

In the ordinary course of business, the Company has various outstanding contingent liabilities that are not reflected in the accompanying consolidated financial statements.  In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.

The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of the Company’s representations or warranties, the Company may be obligated to repurchase the loans with identified defects or to indemnify the buyers. The Company’s contractual obligation arises only when the breach of a representation or warranty is discovered and repurchase is demanded by the purchaser.  The loan balances subject to repurchase were $5.3 million and $7.2 million at June 30, 2017 and December 31, 2016, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the six-months ended June 30, 2017. The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
June 30, 2017	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$6,830,275	$—	$6,830,275	$—
U.S. treasury securities	8,723,910	—	8,723,910	—
Residential mortgage-backed securities	35,438,343	—	35,438,343	—
State and municipal	2,607,968	—	2,607,968	—
Corporate obligations	8,824,315	—	8,824,315	—
Equity securities	37,280	37,280	—	—
	$62,462,091	$37,280	$62,424,811	$—

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$7,773,118	$—	$7,773,118	$—
U.S. treasury securities	8,623,259	—	8,623,259	—
Residential mortgage-backed securities	30,813,481	—	30,813,481	—
State and municipal	2,637,280	—	2,637,280	—
Corporate obligations	10,328,455	—	10,328,455	—
Equity securities	57,134	57,134	—	—
	$60,232,727	$57,134	$60,175,593	$—

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six-month period ended June 30, 2017 or the year ended December 31, 2016.

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

The tables below presents the recorded assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
June 30, 2017	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$788,067	$—	$—	$788,067
Real estate acquired through foreclosure	1,147,546	—	—	659,876
	$1,935,613	$—	$—	1,447,943

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$819,877	$—	$—	$819,877
Real estate acquired through foreclosure	1,224,939	—	—	1,224,939
	$2,044,816	$—	$—	2,044,816

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2017	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$788,067		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$1,147,546		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$819,877	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$1,224,939		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

The following disclosure of estimated fair values of the Company's financial instruments at June 30, 2017 and December 31, 2016 is made in accordance with the requirements of ASC Topic 820:

	Level in Fair	June 30, 2017		December 31, 2016
	Value	Carrying	Estimated fair	Carrying	Estimated fair
	Hierarchy	Amount	value	Amount	value
Financial assets:
Cash and cash equivalents	Level 1	$41,666,202	$41,666,202	$40,027,456	40,027,456
Investment securities available for sale (debt)	Level 2	62,424,811	62,424,812	60,175,593	60,175,593
Investment securities available for sale (equity)	Level 1	37,280	37,280	57,134	57,134
Investment securities held to maturity (debt)	Level 2	1,116,070	1,110,435	1,158,238	1,149,342
Restricted equity securities	Level 2	2,364,795	2,364,795	1,823,195	1,823,195
Loans held for sale	Level 2	2,893,943	2,893,943	1,613,497	1,613,497
Loans, net of allowance	Level 3	505,987,115	506,743,662	484,280,560	487,325,072
Accrued interest receivable	Level 2	1,870,876	1,870,876	1,884,945	1,884,945

Financial liabilities:
Deposits	Level 3	535,921,682	536,188,844	526,458,394	526,119,460
Accrued interest payable	Level 2	41,545	41,545	16,406	16,406
Borrowings	Level 2	35,000,000	35,000,000	20,000,000	20,000,000

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

The following table summarizes capital ratios and related information in accordance with Basel III as measured at June 30, 2017 and December 31, 2016.  For disclosure regarding changes resulting from Basel III see the Item 2 of Part I of this report under the heading, “CAPITAL RESOURCES”. The Bank was classified in the well capitalized category at both June 30, 2017 and December 31, 2016 under the regulatory capital rules in effect at each date. The capital levels of the Bank at June 30, 2017 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 1.2500%.  Since June 30, 2017, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017:

Common Equity Tier 1 Capital	$65,463	12.15%	$24,240	4.50%	$30,974	5.75%	$35,014	6.50%

Tier I Risk-Based Capital Ratio	$65,463	12.15%	$32,320	6.00%	$39,054	7.25%	$43,094	8.00%

Total Risk-Based Capital Ratio	$69,071	12.82%	$43,094	8.00%	$49,827	9.25%	$53,867	10.00%

Tier 1 Leverage Ratio	$65,463	10.44%	$25,086	4.00%	$32,925	5.25%	$31,357	5.00%

At December 31, 2016:

Common Equity Tier 1 Capital	$63,057	12.32%	$23,039	4.50%	$26,239	5.125%	$33,279	6.50%

Tier I Risk-Based Capital Ratio	$63,057	12.32%	$30,719	6.00%	$33,919	6.625%	$40,959	8.00%

Total Risk-Based Capital Ratio	$65,883	12.87%	$40,959	8.00%	$44,159	8.625%	$51,199	10.00%

Tier 1 Leverage Ratio	$63,057	10.45%	$24,133	4.00%	$27,904	4.625%	$30,166	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Reserve Bank during the reserve maintenance periods that included June 30, 2017 and December 31, 2016.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At June 30, 2017, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 17 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented by the Company, non-equity changes are comprised of unrealized gains or losses on available for sale debt securities and any minimum pension liability adjustments.  These items do not have an impact on the Company’s net income.  The Company reflects the funded status of defined benefit pension plan liabilities on the balance sheet, which at June 30, 2017 was $0.6 million. The following table presents the activity in net accumulated other comprehensive income for the periods indicated.

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2016	$(202,262)	$232,645	$30,383
Other comprehensive income:
Other comprehensive income (loss) before reclassification adjustments	251,611	176,929	428,540
Amounts reclassified from comprehensive loss	(3,319)	—	(3,319)
Other comprehensive income	248,292	176,929	425,221
Balance at June 30, 2017	$46,030	$409,574	$455,604

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2015	$168,814	$404,746	$573,560
Other comprehensive loss:
Other comprehensive income (loss) before reclassification adjustments	529,905	(338,315)	191,590
Amounts reclassified from comprehensive loss	(292,504)	—	(292,504)
Other comprehensive income (loss)	237,401	(338,315)	(100,914)
Balance at June 30, 2016	$406,215	$66,431	$472,646

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended June 30, 2017
Other comprehensive income:
Unrealized gain on AFS debt securities:
Net AFS debt securities gain	$178,858	$(67,186)	$111,672
Reclassification adjustments	—	—	—
Net income recognized in other comprehensive loss	178,858	(67,186)	111,672
Defined benefit pension plan adjustments:
Net actuarial income	285,369	(108,440)	176,929
Net income recognized in other comprehensive income	285,369	(108,440)	176,929
Other comprehensive income	$464,227	$(175,626)	$288,601

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended June 30, 2016
Other comprehensive income:
Unrealized loss on AFS debt securities
Net AFS debt securities gain	224,056	(89,221)	134,835
Reclassification adjustments	(213,571)	85,172	(128,399)
Other comprehensive income:	$10,485	$(4,049)	$6,436

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Six months ended June 30, 2017
Other comprehensive income:
Unrealized gain on AFS debt securities:
Gross AFS securities gain	$403,265	$(151,654)	$251,611
Reclassification adjustments	(5,521)	2,202	(3,319)
Net income recognized in other comprehensive loss	397,744	(149,452)	248,292
Defined benefit pension plan adjustments:
Net actuarial income	285,369	(108,440)	176,929
Net income recognized in other comprehensive income	285,369	(108,440)	176,929
Other comprehensive income:	$683,113	$(257,892)	$425,221

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the Six months ended June 30, 2016
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Gross AFS securities gain	$878,312	$(348,407)	$529,905
Reclassification adjustments	(486,534)	194,030	(292,504)
Net income recognized in other comprehensive loss	391,778	(154,377)	237,401
Defined benefit pension plan adjustments:
Net actuarial losses	(558,690)	220,375	(338,315)
Net loss recognized in other comprehensive loss	(558,690)	220,375	(338,315)
Other comprehensive loss	$(166,912)	$65,998	$(100,914)

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

Investments in joint ventures are accounted for using the equity method.  The total investment in joint ventures at June 30, 2017 and December 31, 2016 is not considered material to the consolidated financial statements as a whole.

 On July 8, 2016, the Company completed its merger with Hopkins Bancorp, Inc. (“Hopkins”), the parent company of Hopkins Federal Savings Bank (“Hopkins Bank”), in which Hopkins was merged into the Company, with the Company as the surviving corporation.  Immediately following that merger, Hopkins Bank was merged into the Bank, with the Bank as the surviving FSB (these merger transactions are collectively referred to as the “Hopkins Merger”).  In the Hopkins Merger, the Company acquired all of the outstanding shares of common stock of Hopkins for $23,855,141 in cash, with each outstanding share of Hopkins common stock converted into the right to receive $98.7578 in cash. The Bank acquired Hopkins Bank’s 51% interest in iReverse Home Loans, LLC (“iReverse”), which is engaged in the business of brokering reverse mortgage loans.  The Bank entered into an agreement with the other owner of iReverse pursuant to which the Bank sold, effective March 31, 2017, the Bank’s interest in iReverse to the other owner for $70,000.

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

The Bank continued organic net growth in the first half of 2017. Net loan growth was favorable and targeted core deposit growth was strong. Planned declines in certificate of deposit balances following the closing of the Hopkins Merger led to an attractive 0.39% cost of funds for the first quarter of 2017. The Bank has strong liquidity and capital positions along with capacity for future growth, with total regulatory capital to risk weighted assets of 12.82% at June 30, 2017. We have a record of success in acquisitions and acquired problem asset resolutions and had $7.3 million in remaining net purchase discounts on acquired loan portfolios at June 30, 2017.

Net income for the three-month period ended June 30, 2017 was $1.23 million, or $0.12 per basic and $0.11 per diluted common share, compared to $0.45 million, or $0.04 per basic and diluted common share, for the same period of 2016.  Net income for the six-month period ended June 30, 2017 was $2.18 million, or $0.21 per basic and $0.20 per diluted common share, compared to $0.64 million, or $0.06 per basic and diluted common share, for the same period of 2016.  While the results recorded for the second quarter and first half of 2017 exceeded the same periods of 2016 due primarily to the growth resulting from the Hopkins Merger, the results also provided growth from added net loans during the periods.  Total loans were $510 million at June 30, 2017, an increase of 22% from $417 million at June 30, 2016. Total loans increased by $23 million, or 5%, when compared to $487 million at December 31, 2016 and highlights our transition from reliance on favorable net discount accretion assisted results to a bank with loan growth and improving efficiency metrics.

Net interest income for the three-month period ended June 30, 2017 totaled $6.3 million, compared to $4.9 million for the same period of 2016. Net interest income for the six-month period ended June 30, 2017 totaled $12.2 million, compared to $9.6 million for the same period of 2016. Interest income associated with discount accretion on purchased loans, deferred costs and deferred fees will vary due to the timing and nature of loan principal payments. Earning asset leverage was the primary driver in year-over-year results, as average earning assets increased to $596 from $452 million for the three-month periods ended June 30, 2017 and 2016, respectively,  and increased to $591 from $453 million for the six-month periods ended June 30, 2017 and 2016, respectively,.

The return on average assets for the three-month periods ended June 30, 2017 and 2016 was 0.78% and 0.28%, respectively. The return on average assets for the six-month periods ended June 30, 2017 and 2016 was 0.71% and 0.27%, respectively.  The return on average equity for the three-month periods ended June 30, 2017 and 2016 was 7.38% and 2.70%, respectively. The return on average equity for the six-month periods ended June 30, 2017 and 2016 was 6.63% and 1.91%, respectively.

Total deposits were $536 million at June 30, 2017, an increase of 47% from $363 million at June 30, 2016, and an increase of $10 million from $526 million at December 31, 2016. Non-interest bearing deposits were $120 million at June 30, 2017, an increase of 25% from $96 million at June 30, 2016 and an increase of 8% from $111 million at December 31, 2016.

Short-term borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) were $35 million at June 30, 2017, an increase of $15 million when compared to the $20 million at December 31, 2016.

Net interest margin for the three-month periods ended June 30, 2017 and 2016 was 4.27% and 4.34%, respectively.  Net interest margin for the six-month periods ended June 30, 2017 and 2016 was 4.16% and 4.28%, respectively.  The margins for the three- and six-month periods ended June 30, 2017 reflect the higher rates on short-term borrowings, the variable pace of discount accretion recognition within interest income, the impact of fair value amortization on the interest expense of acquired deposits, and the higher level of investments, including interest bearing federal funds sold acquired in the Hopkins Merger.

Nonperforming assets decreased to $14.6 million at June 30, 2017 from $15.8 million at December 31, 2016, and increased from $9.1 million at June 30,  2016. The decrease during the first half of 2017 resulted primarily from the continued resolution of acquired nonperforming loans.

The provision for loan losses for the three-month period ended June 30, 2017 was $0.5 million, compared to $0.4 million for the same period of 2016. The provision for loan losses for the six-month period ended June 30, 2017 was $1.0 million, compared to $0.7 million for the same period of 2016. The increases for the 2017 periods were primarily the result of increases in loan originations and the continued transition from an acquired loan portfolio to an originated portfolio. As a result, the allowance for loan losses was $3.61 million at June 30, 2017, representing 0.71% of loans, compared to $2.29 million, or 0.55% of loans, at June 30, 2016 and $2.82 million, or 0.58% of loans, at December 31, 2016. The allowance for loan losses at June 30, 2017 represented 1.01% of the Bank’s originated portfolio, with the remaining discount on acquired loans mitigating the need for additional loan loss reserves on these portfolios. Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

At June 30, 2017, the Bank is estimated to remain above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 12.15% at June 30, 2017 as compared to 15.56% at June 30, 2016 and 12.32% at December 31, 2016.  Liquidity remains strong due to available cash and cash equivalents, borrowing lines with the FHLB, the Federal Reserve Bank of Richmond (the “Reserve Bank”), and correspondent banks, and the size and composition of the investment portfolio.

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

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$30,222,415	$67,334	0.89%	$13,387,954	$12,182	0.37%
Investment securities available for sale	64,389,262	360,544	2.25%	27,000,377	168,277	2.51%
Investment securities held to maturity	1,132,104	6,505	2.30%	1,211,262	9,280	3.08%
Restricted equity securities	2,229,038	21,385	3.85%	2,192,459	28,081	5.15%
Total interest-bearing deposits with banks, fed funds sold, and investments	97,972,819	455,768	1.87%	43,792,052	217,820	2.00%

Loans held for sale	776,522	13,026	6.71%	4,282,873	38,786	3.62%
Loans, net
Commercial & Industrial	70,640,752	876,661	4.98%	49,176,865	622,604	5.09%
Commercial Real Estate	220,035,285	2,845,545	5.19%	179,312,082	2,327,399	5.22%
Residential Real Estate	146,600,221	1,963,500	5.36%	123,668,425	1,485,567	4.81%
HELOC	32,042,932	376,097	4.69%	32,413,954	352,641	4.35%
Construction	20,600,539	275,748	5.37%	12,753,804	146,712	4.63%
Land	4,626,996	27,338	2.37%	5,189,661	36,325	2.82%
Consumer & Other	2,225,235	64,575	11.64%	1,231,689	23,644	7.72%
Total loans, net (1)	496,771,960	6,429,464	5.19%	403,746,480	4,994,892	4.98%
Total earning assets	595,521,301	$6,898,258	4.65%	451,821,405	$5,251,498	4.67%
Cash	6,978,052			3,766,186
Allowance for loan losses	(3,304,004)			(2,010,853)
Market valuation	65,526			563,946
Other assets	27,294,565			19,290,722
Total non-earning assets	31,034,139			21,610,001
Total Assets	$626,555,440			$473,431,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$177,676,859	$119,610	0.27%	$89,118,070	$25,325	0.11%
Money market	113,641,808	97,823	0.35%	95,990,130	62,357	0.26%
Time deposits	111,814,245	227,564	0.82%	80,992,250	204,798	1.02%
Total interest-bearing deposits	403,132,912	444,997	0.44%	266,100,450	292,480	0.44%
Borrowed funds:
Federal funds purchased		89	—%	10,989	28	1.02%
FHLB advances and other borrowed funds	39,311,476	107,931	1.10%	41,063,736	79,784	0.78%
Total borrowed funds	39,311,476	108,020	1.10%	41,074,725	79,812	0.78%
Total interest-bearing funds	442,444,388	553,017	0.50%	307,175,175	372,292	0.49%
Noninterest-bearing deposits	112,395,788	—		95,722,661	—
Total cost of funds	554,840,176	$553,017	0.40%	402,897,836	$372,292	0.37%
Other liabilities and accrued expenses	5,111,107			3,707,237
Total Liabilities	559,951,283			406,605,073
Stockholders' Equity	66,604,157			66,826,333
Total Liabilities and Stockholders' Equity	$626,555,440			$473,431,406
Net interest income and spread (2)		$6,345,241	4.14%		$4,879,206	4.19%
Net interest margin (3)			4.27%			4.34%

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average			Average
	Balance	Interest (1)	Yield/Rate	Balance	Interest (1)	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$30,629,967	$145,009	0.95%	$17,469,718	$35,938	0.41%
Investment securities available for sale	63,000,662	696,360	2.23%	27,618,014	344,900	2.51%
Investment securities held to maturity	1,142,891	13,063	2.30%	1,221,110	19,000	3.13%
Restricted equity securities	1,984,170	29,896	3.04%	2,255,778	48,411	4.32%
Total interest-bearing deposits with banks, fed funds sold, and investments	96,757,690	884,328	1.84%	48,564,620	448,249	1.86%

Loans held for sale	770,321	19,908	5.17%	4,169,722	78,452	3.76%
Loans, net
Commercial & Industrial	69,307,946	1,668,931	4.86%	48,351,590	1,180,325	4.91%
Commercial Real Estate	214,140,178	5,388,627	5.07%	175,804,610	4,485,312	5.13%
Residential Real Estate	149,292,238	3,887,633	5.21%	123,338,317	3,044,286	4.94%
HELOC	32,163,176	726,685	4.52%	32,995,613	705,851	4.28%
Construction	20,048,136	512,772	5.16%	12,791,234	300,772	4.73%
Land	5,444,903	68,198	2.53%	5,257,589	75,179	2.88%
Consumer & Other	2,836,142	96,762	6.88%	1,254,119	47,487	7.61%
Total loans, net (1)	493,232,719	12,349,608	5.05%	399,793,072	9,839,212	4.95%
Total earning assets	590,760,730	$13,253,844	4.52%	452,527,414	$10,365,913	4.61%
Cash	7,314,188			4,043,703
Allowance for loan losses	(3,115,004)			(1,900,991)
Market valuation	(94,746)			577,814
Other assets	28,279,471			19,841,386
Total non-earning assets	32,383,909			22,561,912
Total Assets	$623,144,639			$475,089,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$175,830,909	$239,465	0.27%	$87,060,384	$48,775	0.11%
Money market	114,330,906	183,289	0.32%	95,993,335	125,258	0.26%
Time deposits	116,056,551	478,093	0.83%	82,861,994	427,624	1.04%
Total interest-bearing deposits	406,218,366	900,847	0.45%	265,915,713	601,657	0.46%
Borrowed funds:
Federal funds purchased		89	—%	5,495	28	1.02%
FHLB advances and other borrowed funds	32,324,503	168,134	1.05%	42,664,834	143,579	0.68%
Total borrowed funds	32,324,503	168,223	1.05%	42,670,329	143,607	0.68%
Total interest-bearing funds	438,542,869	1,069,070	0.49%	308,586,042	745,264	0.49%
Noninterest-bearing deposits	112,107,160	—		95,800,866	—
Total cost of funds	550,650,029	$1,069,070	0.39%	404,386,908	$745,264	0.37%
Other liabilities and accrued expenses	6,127,792			3,506,916
Total Liabilities	556,777,821			407,893,824
Stockholders' Equity	66,366,818			67,195,502
Total Liabilities and Stockholders' Equity	$623,144,639			$475,089,326
Net interest income and spread(2)		$12,184,774	4.03%		$9,620,649	4.12%
Net interest margin(3)			4.16%			4.28%

(1)	Non-accrual loans are included in average loans.
(2)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income increased $1.5 million to $6.3 million for the three-month period ended June 30, 2017, as compared to $4.9 million for the same period of 2016.  The increase was largely the result of growth in earning assets resulting from the Hopkins Merger and legacy Bank net loan growth.  The net interest margin for the three-month period ended June 30, 2017 decreased to 4.27%, as compared to 4.34% for the same period of 2016 due to the decline in net discount accretion on loans and deposits.  At June 30, 2017, the remaining net loan discounts on the Bank’s acquired loan portfolio totaled $7.3 million.

Total interest income increased by $1.6 million to $6.9 million for the three-month period ended June 30, 2017 when compared to $5.3 million for the same period of 2016.  Interest income on loans increased by $1.4 million for the three-month period ended June 30, 2017 when compared to the same period of 2016.  The average balance of loans increased by $93 million, or 23%, primarily due to the Hopkins Merger and growth in Bank originated loans, and a 0.21% increase in average loan yield when compared to the same period of 2016.  The average balance of loans held for sale for the three-month period ended June 30, 2017 decreased by $4 million when compared to the same period of 2016 due to fewer loans held for sale related to the Hopkins Merger.

Total interest expense increased by $0.1 million for the three-month period ended June 30, 2017 when compared to the same period of 2016.  Average interest-bearing liabilities increased by $135 million, or 44%, for the three-month period ended June 30, 2017 when compared to the same period of 2016.  The cost of interest-bearing liabilities increased to 0.50  % for the three-month period ended June 30, 2017 as compared to 0.49% for the same period of 2016.  The increase in interest expense is primarily related to the $137 million increase in average interest-bearing deposit balances acquired in the Hopkins Merger.  Average noninterest-bearing deposits increased by $17 million for the three-month period ended June 30, 2017  when compared to the same period in 2016.

Net interest income increased $2.6 million to $12.2 million for the six-month period ended June 30, 2017, as compared to $9.6 million for the same period of 2016.  The increase was largely the result of growth in earning assets resulting from the Hopkins Merger and legacy Bank net loan growth.  The net interest margin for the six-month period ended June 30, 2017 decreased to 4.16%, as compared to 4.28% for the same period of 2016 due to the decline in net discount accretion on loans and deposits.

Total interest income increased by $2.9 million to $13.3 million for the six-month period ended June 30, 2017 when compared to $10.4 million for the same period of 2016.  Interest income on loans increased by $2.5 million for the six-month period ended June 30, 2017 when compared to the same period of 2016.  The average balance of loans increased by $93 million, or 31%, primarily due to the Hopkins Merger and growth in Bank originated loans, and a 0.10% increase in average loan yield when compared to the same period of 2016.  The average balance of loans held for sale for the three-month period ended June 30, 2017 decreased by $3 million when compared to the same period of 2016 due to fewer loans held for sale related to the Hopkins Merger.

Total interest expense increased by $0.3 million for the six-month period ended June 30, 2017 when compared to the same period of 2016.  Average interest-bearing liabilities increased by $130 million, or 42%, for the six-month period ended June 30, 2017 when compared to the same period of 2016.  The 0.49% cost of interest-bearing liabilities did not change for the six-month period ended June 30, 2017 when compared to the same period of 2016.  The increase in interest expense is primarily related to the $140 million increase in average interest-bearing deposit balances acquired in the Hopkins Merger.  Average noninterest-bearing deposits increased by $16 million for the six-month period ended June 30, 2017  when compared to the same period in 2016.

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

The provision for loan losses for the three-month periods ended June 30, 2017 and 2016 was $0.5 million and $0.4 million, respectively. The provision for loan losses for the six-month periods ended June 30, 2017 and 2016 was $1.0 million and $0.7 million, respectively.  The increase for the 2017 periods was primarily the result of increases in loan originations and adjustments in certain qualitative factors.    As a result, the allowance for loan losses was $3.6 million at June 30, 2017, representing 0.71% of total loans, compared to $2.3 million, or 0.55% of total loans, at June 30, 2016 and $2.8 million, or 0.58% of total loans, at December 31, 2016.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

Noninterest Income

The following tables reflect the amounts and changes in noninterest income for the three- and six-month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		2017 vs 2016
	2017	2016	$ Change	% Change

Payment sponsorship fees	$844,810	$591,550	$253,260	43%
Mortgage banking fees and gains	199,447	262,736	(63,289)	(24)%
Service charges on deposit accounts	79,637	77,013	2,624	3%
Gain on securities sold	—	213,571	(213,571)	—%
Other noninterest income	228,776	180,133	48,643	27%
Total Noninterest Income	$1,352,670	$1,325,003	$27,667	2%

	Six Months Ended June 30,		2017 vs 2016
	2017	2016	$ Change	% Change

Payment sponsorship fees	$1,501,002	$1,142,559	$358,443	31%
Mortgage banking fees and gains	382,391	421,283	(38,892)	(9)%
Service charges on deposit accounts	142,269	147,627	(5,358)	(4)%
Gain on securities sold	5,521	486,534	(481,013)	(99)%
Other noninterest income	647,849	318,077	329,772	104%
Total Noninterest Income	$2,679,032	$2,516,080	$162,952	6%

Noninterest income for the three-month periods ended June 30, 2017 and 2016 was $1.4 million and $1.3 million, respectively. Noninterest income for the six-month periods ended June 30, 2017 and 2016 was $2.7 million and $2.5 million, respectively. The increase for the three-month period ended June 30, 2017 when compared to the same period in 2016 was primarily the result of a $0.3 million increase in payment sponsorship fees offset by a $0.2 million decrease in gain on securities sold as a result of fewer sales and redemptions of available for sale securities. The increase for the six-month period ended June 30, 2017 when compared to the same period in 2016 was primarily the result of a $0.4 million increase in payment sponsorship fees and a $0.3 million increase in other noninterest income primarily related to FDIC rebates adjustments in the first quarter of 2017 offset by a $0.5 million decrease in gain on securities sold as a result of fewer sales and redemptions of available for sale securities.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three- and six-month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30:		2017 vs 2016
	2017	2016	$ Change	% Change

Salary and employee benefits	$2,924,599	$2,784,504	$140,095	5%
Occupancy and equipment expenses	667,228	809,075	(141,847)	(18)%
Legal, accounting and other professional fees	295,493	217,453	78,040	36%
Data processing and item processing services	304,718	252,822	51,896	21%
FDIC insurance costs	101,928	86,702	15,226	18%
Advertising and marketing related expenses	122,849	108,211	14,638	14%
Foreclosed property expenses	21,234	96,106	(74,872)	(78)%
Loan collection costs	36,176	13,790	22,386	162%
Core deposit intangible amortization	197,877	155,325	42,552	27%
Merger related expenses	—	131,333	(131,333)	(100)%
Other expenses	531,494	450,654	80,840	18%
Total Noninterest Expenses	$5,203,596	$5,105,975	$97,621	2%

	Six Months Ended June 30,		2017 vs 2016
	2017	2016	$ Change	% Change

Salary and employee benefits	$5,781,843	$5,673,960	$107,883	2%
Occupancy and equipment expenses	1,424,873	1,680,270	(255,397)	(15)%
Legal, accounting and other professional fees	528,449	528,014	435	0%
Data processing and item processing services	632,512	534,814	97,698	18%
FDIC insurance costs	166,942	164,181	2,761	2%
Advertising and marketing related expenses	147,169	140,739	6,430	5%
Foreclosed property expenses	38,093	170,585	(132,492)	(78)%
Loan collection costs	70,842	34,590	36,252	105%
Core deposit intangible amortization	433,342	348,132	85,210	24%
Merger related expenses	149,543	188,590	(39,047)	100%
Other expenses	1,011,549	972,097	39,452	4%
Total Noninterest Expenses	$10,385,157	$10,435,972	$(50,815)	0%

For the three-month period ended June 30, 2017, noninterest expense was $5.2 million, representing an increase of $0.1 million when compared to the same period in 2016. For the six-month period ended June 30, 2017, noninterest expense was $10.4 million, with a $0.1 million decrease when compared to the same period in 2016.  The primary contributors to the decreases for both periods were lower occupancy, equipment, foreclosed property, and merger expenses offset by increases in salary and employee benefits and data processing services.

Income Taxes

The effective tax rate for the three-month periods ended June 30, 2017 and 2016 was 37.9% and 39.4%, respectively.  The effective tax rate for the six-month periods ended June 30, 2016 was 37.9% and 39.2%, respectively. In accordance with FASB ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2017 and 2016 based on the current estimate of the effective annual rate.

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

FINANCIAL CONDITION

Total assets were $646 million at June 30, 2017, an increase of $26 million, or 4%, when compared to December 31, 2016 primarily due to the $22 million net increase in loans for the period.  When comparing June 30, 2017 to December 31, 2016, investment securities increased by $3 million or 4%,  loans held for sale decreased by $1 million, and cash and interest-bearing deposits with banks increased by $2 million.

Total deposits were $536 million at June 30, 2017, an increase of $9 million, or 2%, when compared to December 31, 2016.

Stockholders’ equity was $69 million at June 30, 2017, compared to $66 million at December 31, 2016.  The $3 million increase was primarily related to corporate earnings and the exercise of stock options.  This activity improved the book value of the Company’s common stock to $6.52 per share at June 30, 2017, compared to $6.29 per share at December 31, 2016.

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

Investment securities increased $2 million to $63 million at June 30, 2017, from $61 million at December 31, 2016.  This increase was primarily related to additional investments in mortgage backed securities.

Restricted Equity Securities

Restricted equity securities did not change significantly at June 30, 2017 from the $2 million recorded at December 31, 2016.

Loans Held for Sale

Loans held for sale were $3 million at June 30, 2017, compared to $2 million at December 31, 2016.  The increase in loans held for sale was primarily due to new originated loans designated to held for sale.

Loans

Loans, net of deferred fees and costs, increased by $23 million, or 5%, to $510 million at June 30, 2017 from $487 million at December 31, 2016, primarily due to the added loan originations for commercial real estate loans offset by repayments.

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

At June 30, 2017, we had 238 impaired loans totaling $33 million (including PCI, loans of $27 million).  Of this number, 128 impaired loans totaling $12 million were classified as nonaccrual loans.  At June 30, 2017,  troubled debt restructurings, or TDRs, included in impaired loans totaled $2 million, 11 loans of which were included in nonaccrual loans having a total balance of $1 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30, 2017	December 31, 2016

Nonaccrual loans excluding PCI loans	$5,096,017	$5,001,338
Nonaccrual PCI loans	7,345,127	6,686,085
TDR loans excluding those in nonaccrual loans	438,184	500,411
Accruing PCI loans past due 90+ days	565,648	2,421,735
Total nonperforming loans	13,444,976	14,609,569
Real estate acquired through foreclosure	1,147,546	1,224,939
Total nonperforming assets	$14,592,522	$15,834,508

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $14.6 million at June 30, 2017 from $15.8 million at December 31, 2016.  The $1.2 million decrease was primarily due to a $1.9 million decrease in accruing purchased credit impaired (“PCI”) loans past due 90 days or more, offset by a $0.7 million increase in nonaccrual PCI loans.    Nonperforming assets constituted 2.3% of total assets at June 30, 2017, which represents a 0.3% decrease from the 2.6% recorded at December 31, 2016.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  At June 30, 2017, these loans totaled $9.8 million and consisted primarily of Commercial & Industrial loans, Commercial Real Estate loans and Residential Real Estate loans which had balances of $2.6 million, $4.3 million and $2.8 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The allowance was $3,608,484 at June 30, 2017, compared to $2,823,153 at December 31, 2016.  The allowance as a percentage of total portfolio loans was 0.71% at June 30, 2017 and 0.58% at December 31, 2016.  The allowance as a percentage of Bank originated loans was 1.01% at June 30, 2017 and 0.86% at December 31, 2016.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank, without evidence of deteriorated credit quality, there was net unamortized discount of $0.3 million and $0.4 million at June 30, 2017 and December 31, 2016 which represented 2.5% and 3.3%, respectively, of the related loan balance at such dates.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $1.0 million at both June 30, 2017 and December 31, 2016, which represented 1.3% and 1.2%, respectively, For non-impaired acquired legacy Hopkins Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $0.4 million at both June 30, 2017 and December 31, 2016, which represented 1.1% and 0.8%, respectively, of the related loan balance at such dates.

During the six-month periods ended June 30, 2017 and 2016, we recorded net charge-offs of $177,513 and $135,592, respectively.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
	2017	2016
Balance at beginning of year	$2,823,153	$1,773,009
Charge offs:
Commercial & Industrial	—
Commercial Real Estate	—
Residential Real Estate	225,941	174,414
Home Equity Line of Credit	—	2,183
Construction	15,593	—
Consumer & Other	—	(480)
Total charge offs	241,534	176,117

Recoveries:
Commercial & Industrial	188	—
Commercial Real Estate	—	—
Residential Real Estate	63,733	41,485
Home Equity Line of Credit	—	—
Land	—	—
Construction	—	—
Consumer & Other	100	—
Total recoveries	64,021	41,485

Net charge offs	(177,513)	(135,592)
Provision for loan loss	962,844	655,533

Balance at end of year	$3,608,484	$2,292,950

Net charge offs as a percentage of average loans	0.07%	0.07%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	June 30, 2017		December 31, 2016		2017 vs 2016
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$120,486,976	22%	$111,378,694	21%	$9,108,282	8%

Interest-bearing deposits:
Checking	65,981,523	12%	58,482,158	11%	7,499,365	13%
Savings	115,309,199	22%	120,376,229	23%	(5,067,030)	(4)%
Money market	119,043,428	22%	109,550,925	21%	9,492,503	9%
Total interest-bearing checking, savings and money market deposits	300,334,150	56%	288,409,312	55%	11,924,838	4%

Time deposits $250,000 and below	104,184,307	19%	114,871,256	22%	(10,686,949)	(9)%
Time deposits above $250,000	10,916,249	2%	11,799,132	2%	(882,883)	(7)%
Total time deposits	115,100,556	22%	126,670,388	24%	(11,569,832)	(9)%

Total interest bearing deposits	415,434,706	78%	415,079,700	79%	355,006	1%

Total Deposits	$535,921,682	100%	$526,458,394	100%	$9,463,288	2%

Total deposits were $536 million at June 30, 2017, an increase of $10 million, or 2% when compared to $526 million at December 31, 2016.  Within the deposit base, interest bearing checking account balances increased $7 million, or 13%, interest money market balances increased $9 million, or 9%, and time deposit balances decreased by $12 million, or 9%, and savings deposits decreased $5 million, or 4% when compared to the amounts at December 31, 2016.

The ratio of noninterest bearing deposits to total deposits was 22% at June 30, 2017, or 1% lower than at December 31, 2016.  Included in our deposit portfolio are brokered deposits acquired through the Promontory Interfinancial Network (the “Network”).  The Network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep Service (“ICS”) deposits, gives us the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the Network’s reciprocal deposit program.  At June 30, 2017, we had $12 million in deposits through the Network compared to $11 million at December 31, 2016.  We can also choose to place deposits through the Network without receiving matching deposits.  We had placed no deposits through the Network at June 30, 2017 or December 31, 2016 for which we received no matching deposits.

Borrowings

Borrowings at June 30, 2017 consisted of $35 million in FHLB advances compared to $20 million in FHLB advances at December 31, 2016.  The $15 million increase in FHLB borrowings at June 30, 2017 when compared to December 31, 2016 was primarily a result of the Bank’s net increase in loan originations during the six-month period ended June 30, 2017.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At June 30, 2017, our total stockholders’ equity was $69 million, an increase or $3 million from the $66 million recorded at December 31, 2016.  The increase was primarily attributable to corporate earnings and the exercise of common stock under our stock option plan.

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

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (once fully phased in) of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements. The capital levels of the Bank at June 30, 2017 also exceeded the minimum capital requirements including the currently applicable Conservation Buffer of 1.2500%.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is currently being reviewed, we currently do not believe that compliance with the Basel III Capital Rules will have a material impact once fully implemented.

For regulatory capital purposes after March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At June 30, 2017, $0.7 million of the Bank’s net deferred tax assets were excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined). At June 30, 2017 and December 31, 2016, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

For additional information on the regulatory capital ratios of the Bank at June 30, 2017, see Note 16 to the Company’s unaudited consolidated financial statements presented elsewhere in this report.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017:

Common Equity Tier 1 Capital	$65,463	12.15%	$24,240	4.50%	$30,974	5.75%	$35,014	6.50%

Tier I Risk-Based Capital Ratio	$65,463	12.15%	$32,320	6.00%	$39,054	7.25%	$43,094	8.00%

Total Risk-Based Capital Ratio	$69,071	12.82%	$43,094	8.00%	$49,827	9.25%	$53,867	10.00%

Tier 1 Leverage Ratio	$65,463	10.44%	$25,086	4.00%	$32,925	5.25%	$31,357	5.00%

At December 31, 2016:

Common Equity Tier 1 Capital	$63,057	12.32%	$23,039	4.50%	$26,239	5.125%	$33,279	6.50%

Tier I Risk-Based Capital Ratio	$63,057	12.32%	$30,719	6.00%	$33,919	6.625%	$40,959	8.00%

Total Risk-Based Capital Ratio	$65,883	12.87%	$40,959	8.00%	$44,159	8.625%	$51,199	10.00%

Tier 1 Leverage Ratio	$63,057	10.45%	$24,133	4.00%	$27,904	4.625%	$30,166	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $109 million at June 30, 2017.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At June 30, 2017, we had $8 million in cash and due from banks, $34 million in interest bearing deposits with banks and federal funds sold, and $62 million in investment securities available for sale.

The Bank also has external sources of funds through the Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $158 million with the FHLB of which $42 million was available to be drawn on June 30, 2017 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $41 million of securities pledged at the FHLB, $25 thousand of securities pledged at the Reserve Bank, and an additional $27 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $48 million at June 30, 2017.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line. In March 2016, the Company and the lender under its unsecured revolving line of credit amended that line to increase the available borrowing limit from $1.0 million to $2.5 million.  The proceeds of the Company’s line of credit may be used for general corporate purposes.  At June 30, 2017, there were outstanding balances of $35 million under the Bank’s FHLB line and $0 under the Company’s other line of credit.

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

At June 30, 2017, the simulation analysis reflected that the Bank is in a neutral to slightly liability sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

An evaluation of the effectiveness of these disclosure controls at June 30, 2017 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2017, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the legal proceeding disclosed in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as updated in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, we are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

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

BAY BANCORP, INC

Date	August 14, 2017	By:	/s/Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date	August 14, 2017	By:	/s/ Larry D. Pickett
Larry D. Pickett
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Employment Agreement, dated as of April 14, 2017, among Joseph J. Thomas, Bay Bank, FSB and  Bay Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017)

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