Form 10-Q
period 2017-09-30
BAY BANCORP, INC.
filed 2017-11-09
CIK 859222

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practicable date:  At November 6, 2017, the number of shares outstanding of the registrant’s common stock was 10,717,889.

BAY BANCORP, INC.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	December 31,
	(unaudited)	2016
ASSETS
Cash and due from banks	$6,697,379	$7,591,685
Interest bearing deposits with banks and federal funds sold	32,827,575	32,435,771
Total Cash and Cash Equivalents	39,524,954	40,027,456

Investment securities available for sale, at fair value	57,883,197	60,232,727
Investment securities held to maturity, at amortized cost	1,094,740	1,158,238
Restricted equity securities, at cost	1,939,795	1,823,195
Loans held for sale	401,803	1,613,497

Loans, net of deferred fees and costs	525,261,491	487,103,713
Less: Allowance for loan losses	(4,049,647)	(2,823,153)
Loans, net	521,211,844	484,280,560

Real estate acquired through foreclosure	1,077,687	1,224,939
Premises and equipment, net	3,517,788	3,882,343
Bank owned life insurance	16,084,188	15,729,302
Core deposit intangibles	2,415,056	3,030,309
Deferred tax assets, net	2,556,429	2,984,718
Accrued interest receivable	2,018,900	1,884,945
Accrued taxes receivable	841,299	1,153,102
Prepaid expenses	806,878	1,001,723
Other assets	209,373	276,540
Total Assets	$651,583,931	$620,303,594

LIABILITIES
Noninterest-bearing deposits	$129,803,561	$111,378,694
Interest-bearing deposits	419,552,205	415,079,700
Total Deposits	549,355,766	526,458,394

Short-term borrowings	25,000,000	20,000,000
Defined benefit pension liability	319,595	994,156
Accrued expenses and other liabilities	5,098,186	6,923,818
Total Liabilities	579,773,547	554,376,368

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per shares, authorized 20,000,000 shares, issued and outstanding 10,717,889 and 10,626,290 shares at September 30, 2017 and December 31, 2016, respectively.	10,667,227	10,456,098
Additional paid-in capital	41,624,354	40,814,285
Retained earnings	18,807,973	14,426,969
Accumulated other comprehensive income	710,830	30,383
Total controlling interest	71,810,384	65,727,735
Non-controlling interest	—	199,491
Total Stockholders' Equity	71,810,384	65,927,226
Total Liabilities and Stockholders' Equity	$651,583,931	$620,303,594

See accompanying notes to unaudited consolidated financial statements.

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$6,718,832	$5,845,239	$19,068,440	$15,684,450
Interest on loans held for sale	12,447	31,817	32,355	110,270
Interest and dividends on securities	379,600	311,693	1,118,918	728,716
Interest on deposits with banks and federal funds sold	129,160	91,576	274,169	122,803
Total interest income	7,240,039	6,280,325	20,493,882	16,646,239

INTEREST EXPENSE
Interest on deposits	541,283	560,599	1,442,131	1,162,255
Interest on federal funds purchased	43	—	132	28
Interest on short-term borrowings	85,012	27,666	253,146	171,246
Total interest expense	626,338	588,265	1,695,409	1,333,529
Net interest income	6,613,701	5,692,060	18,798,473	15,312,710

Provision for loan losses	313,963	360,000	1,276,806	1,015,533
Net interest income after provision for loan losses	6,299,738	5,332,060	17,521,667	14,297,177

NONINTEREST INCOME
Payment sponsorship fees	766,951	691,138	2,267,953	1,833,697
Mortgage banking fees and gains	83,537	252,990	465,928	674,273
Service charges on deposit accounts	96,874	81,908	239,144	229,534
Bargain purchase gain	—	1,034,456	—	1,034,456
(Loss) gain on securities	(64,898)	—	(59,377)	486,534
Other income	1,775,325	341,429	2,423,174	659,506
Total noninterest Income	2,657,789	2,401,921	5,336,822	4,918,000

NONINTEREST EXPENSES
Salary and benefits	3,197,133	2,910,416	8,978,975	8,584,376
Occupancy and equipment expenses	683,356	847,036	2,108,229	2,527,306
Legal, accounting and other professional fees	83,804	255,569	612,253	783,583
Data processing and item processing services	381,032	364,637	1,013,544	899,451
FDIC insurance costs	88,008	141,714	254,950	305,895
Advertising and marketing related expenses	133,217	103,783	280,386	244,522
Foreclosed property expenses and REO sales, net	134,817	157,357	172,910	327,942
Loan collection costs	(12,259)	21,614	58,582	56,203
Core deposit intangible amortization	181,912	207,278	615,253	555,410
Merger related expenses	—	1,365,593	149,543	1,554,183
Other expenses	429,610	797,034	1,441,161	1,769,132
Total noninterest expenses	5,300,630	7,172,031	15,685,786	17,608,003
Income before income taxes	3,656,897	561,950	7,172,703	1,607,174
Income tax expense	1,458,061	277,733	2,791,700	687,454
NET INCOME FROM CONTINUING OPERATIONS	2,198,836	284,217	4,381,003	919,720
Net income from discontinued operations, net of tax	—	228,221	—	228,221
NET INCOME	$2,198,836	$512,438	$4,381,003	$1,147,941
Net income from discontinued operations attributable to non-controlling interest	—	138,212	—	138,212
Net income available to common stockholders	$2,198,836	$374,226	$4,381,003	$1,009,729

Weighted average shares outstanding
Basic	10,655,098	10,635,740	10,586,994	10,848,931
Diluted	10,805,791	10,749,382	10,720,703	10,957,041

Earnings per share
Basic	$0.21	$0.04	$0.41	$0.09
Diluted	$0.20	$0.03	$0.41	$0.09

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,198,836	$512,438	$4,381,003	$1,147,941

Other comprehensive income (loss):

Net unrealized gain on securities available for sale:
Net unrealized gain on securities during the period	17,437	55,614	420,702	933,926
Reclassification adjustment for loss (gain) on securities included in net income	64,898	—	59,377	(486,534)
Income tax expense relating to items above	(30,508)	(11,823)	(179,960)	(166,200)
Net effect on other comprehensive income (loss)	51,827	43,791	300,119	281,192

Unrealized gain (loss) on defined benefit pension plan	332,080	—	647,271	(558,690)
Income tax (expense) benefit relating to item above	(128,681)	—	(266,943)	220,375
Net effect on other comprehensive income (loss)	203,399	—	380,328	(338,315)

Other comprehensive income (loss)	255,226	43,791	680,447	(57,123)
Comprehensive income	2,454,062	556,229	5,061,450	1,090,818

Comprehensive income available to non-controlling interest	—	138,212	—	138,212
Comprehensive income available to common stockholders	$2,454,062	$418,017	$5,061,450	$952,606

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine months Ended September 30, 2017 and 2016 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2015	$11,062,932	$43,378,927	$12,667,070	$573,560	$—	$67,682,489

Net income	—	—	1,009,729	—	138,212	1,147,941
Other comprehensive income (loss)	—	—	—	(57,123)	—	(57,123)
Stock-based compensation	—	101,017	—	—	—	101,017
Issuance of common stock under stock-based compensation plan	44,502	94,937	—	—	—	139,439
Repurchase of common stock	(743,436)	(3,048,562)	—	—	—	(3,791,998)
Balance September 30, 2016	$10,363,998	$40,526,319	$13,676,799	$516,437	$138,212	$65,221,765

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2016	$10,456,098	$40,814,285	$14,426,969	$30,383	$199,491	$65,927,226

Net income	—	—	4,381,003	—	—	4,381,003
Other comprehensive income (loss)	—	—	—	680,447	—	680,447
Stock-based compensation	—	194,771	—	—	—	194,771
Sale of iReverse	—	—	1	—	(199,491)	(199,490)
Issuance of common stock under stock-based compensation plan	211,129	615,298	—	—	—	826,427
Balance September 30, 2017	$10,667,227	$41,624,354	$18,807,973	$710,830	$—	$71,810,384

See accompanying notes to unaudited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$4,381,003	$1,147,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	440,852	495,145
Stock-based compensation	194,771	101,017
Amortization of investment premiums and discounts, net	184,771	143,501
Accretion of net discounts on loans	(1,746,613)	(1,353,713)
Amortization of core deposit intangibles	615,253	555,410
Amortization of deposit premiums	(25,820)	12,134
Provision for loan losses	1,276,806	1,015,533
Increase in cash surrender value of bank owned life insurance	(354,886)	(88,893)
Bargain purchase gain	—	(1,034,456)
Loss (gain) on securities	59,377	(486,534)
Loss on disposal of premises and equipment	124,606	70,303
Write down of real estate acquired through foreclosure	151,071	208,123
Gain on sale of real estate acquired through foreclosure	(79,219)	(16,195)
Origination of loans held for sale	(23,415,705)	(34,942,919)
Proceeds from sales of loans held for sale	25,384,130	37,660,563
Gains on sales of loans held for sale	(756,731)	(1,000,946)
Deferred income taxes	162,751	—
Net (increase) decrease in accrued interest receivable	(133,955)	86,624
Net decrease in accrued taxes receivable	311,803	1,242,971
Net decrease in accrued pension plan liability	(208,656)	(89,465)
Net decrease in prepaid expenses and other assets	262,011	601,718
Net (decrease) increase in accrued expenses and other liabilities	(2,025,114)	65,050
Net cash provided by operating activities	4,802,506	4,392,912

Cash flows from investing activities:
Acquisition, net of cash acquired	—	104,035,876
Purchases of investment securities available for sale	(8,808,579)	(6,676,867)
Redemptions and maturities of investment securities available for sale	11,391,363	30,230,480
Redemption and maturities of investment securities held to maturity	66,171	413,845
Net (purchase) redemption of Federal Home Loan Bank Stock	(116,600)	2,208,500
Net increase in loans	(37,157,026)	(30,700,345)
Proceeds from sale of real estate acquired through foreclosure	770,948	615,843
Purchases of premises and equipment	(200,903)	(218,992)
Net cash (used in) provided by investing activities	(34,054,626)	99,908,340

Cash flows from financing activities:
Net increase (decrease) in deposits	22,923,191	(38,470,196)
Net increase (decrease) in short-term borrowings	5,000,000	(50,325,000)
Repurchase of common stock	—	(3,791,998)
Exercise of stock options	826,427	139,439
Net cash provided by (used in) financing activities	28,749,618	(92,447,755)

Net increase (decrease) increase in cash and cash equivalents	(502,502)	11,853,497
Cash and cash equivalents at beginning of period	40,027,456	34,413,222
Cash and cash equivalents at end of period	$39,524,954	$46,266,719

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$1,697,359	$1,351,893
Net income tax paid (refunded)	2,397,000	(525,211)

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$695,548	$986,776

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2017 and December 31, 2016, the results of operations for the three- and nine-month periods ended September 30, 2017 and 2016, and the statements of cash flows for the nine-month periods ended September 30, 2017 and 2016.  The results of the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or any future interim period.  The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2017.  The unaudited consolidated financial statements for September 30, 2017 and 2016, the condensed consolidated balance sheet at December 31, 2016, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amended guidance related to recognition and measurement of financial assets and liabilities.  The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.  The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment.  When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value.  The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes.  The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option.  Separate presentation of financial assets and financial liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required.  The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements, but does expect a change in the fair value of loans reported in Note 16 – Fair Value.

In February 2016, the FASB issued ASU 2016-02, Leases.  From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease.  If the lessor does not convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.         A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company reviewed the impact of the adoption and where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its Consolidated Balance Sheets at fair value upon adoption.

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326).  The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company.  The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company’s finance team is reviewing its procedures and researching additional software resources for measuring credit losses and the effect of the ASU on its consolidated balance sheets and consolidated statements of operations.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transition method to each period presented. The Company's finance team is evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

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

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.”   This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company continues to evaluate the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480)” This ASU addresses narrow issues identified a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities. ASU No. 2017-11 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. ASU No. 2017-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities” This ASU’s objective is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company will evaluate the provisions of ASU No. 2017-12 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

From July 8, 2016 until March 31, 2017, the Bank had an investment in a reverse home loan mortgage brokerage firm named iReverse Home Loan, LLC (“iReverse”).  The Bank owned 51% of iReverse and reported its non-controlling interest in iReverse separately in the consolidated balance sheet at December 31, 2016.  The Company reported the income of iReverse attributable to the Bank on the consolidated statement of income for the year ended December 31, 2016 as discontinued operations. On March 31, 2017, the Bank sold this interest to the other owner of iReverse for $70,000. The Company reported no discontinued operations for the three- and nine-month periods ended September 30, 2017.

Discontinued operations for the nine- months ended September 30, 2016 included noninterest income and noninterest expense related to iReverse. The net income from discontinued operations, net of taxes, for both the three- and nine- month periods ended September 30, 2016 was $228,221, with $138,212 attributable to non-controlling interest and $90,009 attributable to common stockholders.

Summarized financial information for our discontinued operations related to iReverse was as follows:

September 30, 2016
ASSETS
Cash and cash equivalents	$ 1,011,741
Other assets	53,760
Total assets	1,065,501

LIABILITIES
Accrued expenses and other liabilities	(805,865)
Total liabilities	(805,865)
Net assets of discontinued operations	$ 259,636

Nine Months Ended
September 30, 2016
NONINTEREST INCOME
Mortgage brokerage operations	$ 1,409,240
Bargain purchase gain	151,943
Total noninterest income	1,561,183

NONINTEREST EXPENSES
Salaries and employee benefits	925,212
Occupancy and equipment expenses	17,208
Legal, accounting and other professional fees	4,390
Advertising and marketing related expenses	107,857
Other expenses	262,168
Total Noninterest Expenses	1,316,835
Income before taxes	244,348
Income tax expense	16,127
Net income from discontinued operations	$ 228,221
Net income from discontinued operations attributable to non-controlling interest	$ 138,212

Net income available to common stockholders	$ 90,009

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at September 30, 2017 or December 31, 2016.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2017 and December 31, 2016:

Available for Sale	Amortized	Gross Unrealized		Estimated
September 30, 2017	cost	Gains	Losses	Fair Value
U.S. government agency	$6,769,114	$97,945	$(1,452)	$6,865,607
U.S. treasury securities	8,750,079	29,944	(57,643)	8,722,380
Residential mortgage-backed securities	33,331,263	248,208	(227,438)	33,352,033
State and municipal	2,584,008	5,052	(335)	2,588,725
Corporate bonds	6,249,873	91,997	(2,480)	6,339,390
Total debt securities	57,684,337	473,146	(289,348)	57,868,135
Equity securities	18,765	—	(3,703)	15,062
Totals	$57,703,102	$473,146	$(293,051)	$57,883,197

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
September 30, 2017	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	1,094,740		(7,231)	1,087,509
Total debt securities	1,094,740	—	(7,231)	1,087,509
Totals	$1,094,740	$—	$(7,231)	$1,087,509

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$7,748,481	$68,493	$(43,856)	$7,773,118
U.S. treasury securities	8,728,284	14,812	(119,837)	8,623,259
Residential mortgage-backed securities	30,952,601	197,495	(336,615)	30,813,481
State and municipal	2,638,214	2,421	(3,355)	2,637,280
Corporate bonds	10,372,549	1,647	(45,741)	10,328,455
Total debt securities	60,440,129	284,868	(549,404)	60,175,593
Equity securities	92,585	6,021	(41,472)	57,134
Totals	$60,532,714	$290,889	$(590,876)	$60,232,727

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$1,158,238	$—	$(8,896)	$1,149,342
Total debt securities	1,158,238	—	(8,896)	1,149,342
Totals	$1,158,238	$—	$(8,896)	$1,149,342

The following table provides information about securities with unrealized losses segregated by length of impairment at September 30, 2017:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$—	$—	$998,130	$(1,452)	$998,130	$(1,452)
U.S. treasury securities	2,809,110	(57,643)	—	—	2,809,110	(57,643)
Residential mortgage-backed securities	10,520,387	(113,767)	4,792,922	(113,671)	15,313,309	(227,438)
State and municipals	—	—	325,007	(335)	325,007	(335)
Corporate bonds	2,497,520	(2,480)	—	—	2,497,520	(2,480)
Total debt securities	15,827,017	(173,890)	6,116,059	(115,458)	21,943,076	(289,348)
Equity securities	—	—	15,062	(3,703)	15,062	(3,703)
Totals	$15,827,017	$(173,890)	$6,131,121	$(119,161)	$21,958,138	$(293,051)

	Less than 12 months		12 months or longer		Total
Held-to-Maturity	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	1,087,509	(7,231)	—	—	1,087,509	(7,231)
Total debt securities	$1,087,509	$(7,231)	$—	$—	$1,087,509	$(7,231)

The following table provides information about securities with unrealized losses segregated by length of impairment at December 31, 2016:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$3,983,930	$(43,856)	$—	$—	$3,983,930	$(43,856)
U.S. treasury securities	5,645,640	(119,837)	—	—	5,645,640	(119,837)
Residential mortgage-backed securities	17,368,416	(315,284)	563,545	(21,331)	17,931,961	(336,615)
State and municipals	1,042,964	(3,355)	—	—	1,042,964	(3,355)
Corporate bonds	7,973,405	(45,741)	—	—	7,973,405	(45,741)
Total debt securities	36,014,355	(528,073)	563,545	(21,331)	36,577,900	(549,404)
Equity securities	—	—	25,180	(41,472)	25,180	(41,472)
Totals	$36,014,355	$(528,073)	$588,725	$(62,803)	$36,603,080	$(590,876)

	Less than 12 months		12 months or longer		Total
Held-to-Maturity	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	1,149,342	(8,896)	—	—	1,149,342	(8,896)
Total debt securities	$1,149,342	$(8,896)	$—	$—	$1,149,342	$(8,896)

At September 30, 2017, the Company recorded unrealized losses in its portfolio of debt securities totaling $289,349 related to 60 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At September 30, 2017, the Company recorded unrealized losses in its portfolio of equity securities totaling $3,703 related to one security, which management considers to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell this equity position for a reasonable period of time sufficient for recovery of fair value, the Company does not consider this equity security to be other-than-temporarily impaired.

At December 31, 2016, the Company recorded unrealized losses in its portfolio of debt securities totaling $549,404 related to 73 securities, which were caused by increases in market interest rates, spread volatility and other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2016, the Company recorded unrealized losses in its portfolio of equity securities totaling $41,472 related to one security, which management considers to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At September 30, 2017, except for the U.S. Treasury, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.  At December 31, 2016, the outstanding balance of no single issuer exceeded 10% of stockholders’ equity.

No investment securities held by the Company at September 30, 2017 or December 31, 2016 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at September 30, 2017 and at December 31, 2016 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2017		2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$5,558,092	$5,555,806	$6,122,743	$6,100,576
Over one to five years	7,971,121	8,088,727	12,570,847	12,642,656
Over five to ten years	10,823,861	10,871,569	7,765,282	7,627,060
Over ten years	—	—	3,028,656	2,991,820
Residential mortgage-backed securities	33,331,263	33,352,033	30,952,601	30,813,481
Totals	$57,684,337	$57,868,135	$60,440,129	$60,175,593

	2017		2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Over ten years	1,094,740	1,087,509	1,158,238	1,149,342
Totals	$1,094,740	$1,087,509	$1,158,238	$1,149,342

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

For the nine-month period ended September 30, 2017, there were 16 sales of investment securities available for sale resulting in a gain of $610 and there were 12 redemptions of investment securities available for sale resulting in no gains or loss. For the nine-month period ended September 30, 2016, there were 58 sales and other redemptions of investment securities available for sale resulting in net gains of $486,534.

For the nine-month period ended September 30, 2017, there was one sale of equity securities resulting in a net gain of $6,021 and a $59,987 other than temporary impairment adjustment for one equity security. For the nine-month period ended September 30, 2016, there was no activity of equity securities resulting in gains or losses.

At September 30, 2017, securities with an amortized cost of $39,467,359 (fair value of $39,614,251) were pledged as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Richmond (the “Reserve Bank”).  At December 31, 2016, securities with an amortized cost of $10,479,133 (fair value of $10,604,335) were pledged as collateral for potential borrowings from the FHLB and the Reserve Bank.

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

	September 30,	December 31,
	2017	2016
Commercial & Industrial	$75,199,392	$67,234,642
Commercial Real Estate	237,231,622	205,495,337
Residential Real Estate	145,405,123	153,368,115
Home Equity Line of Credit	34,201,351	33,256,012
Land	1,998,511	5,870,999
Construction	29,278,544	19,804,912
Consumer & Other	1,946,948	2,073,696
Total Loans	525,261,491	487,103,713
Less: Allowance for Loan Losses	(4,049,647)	(2,823,153)
Net Loans	$521,211,844	$484,280,560

At September 30, 2017 and December 31, 2016, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $3,138,528 and $3,793,033, respectively, and carrying values of $153,886,168 and $187,483,532, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At September 30, 2017 and December 31, 2016, Commercial Real Estate – Investor loans had a total balance of $156,235,351 and $138,527,163, respectively.  At September 30, 2017 and December 31, 2016, Commercial Real Estate – Owner Occupied loans had a total balance of $80,906,271 and $66,968,174, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate -Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to a lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At September 30, 2017 and December 31, 2016, Residential Real Estate – Investor loans had a total balance of $41,734,060 and $44,787,040, respectively.  At September 30, 2017 and December 31, 2016, Residential Real Estate – Owner Occupied loans had a total balance of $103,671,063 and $108,581,075, respectively.

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

The following tables provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three- and nine-month periods ended September 30, 2017:

Three Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$463,792	$1,439,421	$1,290,158	$224,508	$12,188	$165,516	$12,901	$3,608,484
Charge-offs	—	—	(56,037)	—	—	—	(2,337)	(58,374)
Recoveries	112	—	87,037	—	98,091	—	334	185,574
Provision	74,998	192,399	76,873	19,189	(97,244)	44,609	3,139	313,963
Ending balance	$538,902	$1,631,820	$1,398,031	$243,697	$13,035	$210,125	$14,037	$4,049,647

Nine Months:	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153
Charge-offs	—	—	(281,977)	—	—	(15,593)	(2,337)	(299,907)
Recoveries	300	—	150,770	—	98,091	—	434	249,595
Provision	168,745	548,965	485,460	59,401	(104,215)	114,215	4,235	1,276,806
Ending balance	$538,902	$1,631,820	$1,398,031	$243,697	$13,035	$210,125	$14,037	$4,049,647

The following table presents loans and the related allowance for loan losses by respective loan portfolio segment at September 30, 2017:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance:
individually evaluated
for impairment	$—	$—	$446,550	$—	$—	$—	$—	$446,550
Ending balance:
collectively evaluated
for impairment	538,902	1,631,820	951,481	243,697	13,035	210,125	14,037	3,603,097
Totals	$538,902	$1,631,820	$1,398,031	$243,697	$13,035	$210,125	$14,037	$4,049,647

Loans:
Ending balance:
individually evaluated
for impairment	$463,177	$—	$4,891,684	$55,319	$—	$—	$17,098	$5,427,278
Ending balance:
collectively evaluated
for impairment	74,087,583	224,340,559	130,808,260	33,503,176	1,791,967	28,887,776	1,929,850	495,349,171
Ending balance: loans
acquired with deteriorated
credit quality(1)	648,632	12,891,063	9,705,179	642,856	206,544	390,768	—	24,485,042
Totals	$75,199,392	$237,231,622	$145,405,123	$34,201,351	$1,998,511	$29,278,544	$1,946,948	$525,261,491

(1)	Includes one loan acquired with deteriorated credit quality of $16,200 that have current period charge offs.

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

The following table presents loans and the related allowance for loan losses by respective loan portfolio segment at December 31, 2016:

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

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, at September 30, 2017 and for the three- and nine-month periods ended September 30, 2017:

				For the three months ended		For the Nine Months Ended
	At September 30, 2017			September 30, 2017		September 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$463,177	$548,815	$—	$525,917	$9,257	$569,815	$31,027
Commercial Real Estate - Owner occupied	—	—	—	—	—	—	—
Commercial Real Estate - Investor	—	—	—	—	—	—	—
Residential Real Estate - Investor	722,320	843,732	—	818,217	1,059	894,492	12,909
Residential Real Estate - Owner occupied	3,236,123	3,434,361	—	3,371,939	28,000	3,526,320	98,238
Home Equity Line of Credit	55,319	85,025	—	71,325	—	73,302	(11)
Consumer & Other	17,098	200,965	—	109,031	10	109,611	—

With an allowance recorded:
Residential Real Estate - Investor	620,190	634,052	277,526	631,865	2,427	648,497	3,980
Residential Real Estate - Owner occupied	555,494	531,131	169,024	559,360	10,344	566,492	(264)

Total	5,669,721	6,278,081	446,550	6,087,654	51,097	6,388,529	145,879

Total impaired loans:
Commercial & Industrial	$463,177	$548,815	$—	$525,917	$9,257	$569,815	$31,027
Commercial Real Estate	—	—	—	—	—	—	—
Residential Real Estate	5,134,127	5,443,276	446,550	5,381,381	41,830	5,635,801	114,863
Home Equity Line of Credit	55,319	85,025	—	71,325	—	73,302	(11)
Consumer & Other	17,098	200,965	—	109,031	10	109,611	—
Total	$5,669,721	$6,278,081	$446,550	$6,087,654	$51,097	$6,388,529	$145,879

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, at December 31, 2016 and for the year ended December 31, 2016:

				For the year ended		For the Nine Months Ended
	At December 31, 2016			December 31, 2016		September 30, 2016
		Unpaid	Average	Average		Average
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886	$898,165	$71,092
Commercial Real Estate - Investor	277,515	277,515	—	294,053	—	298,188	—
Residential Real Estate - Investor	785,500	890,719	—	994,674	11,748	1,188,796	12,026
Residential Real Estate - Owner occupied	3,008,832	3,196,027	—	3,225,912	103,916	2,957,677	68,933
Home Equity Line of Credit	55,552	85,470	—	73,026	(68)	88,618	(69)
Consumer & Other	5,798	189,204	—	97,501	—	189,204	—

With an allowance recorded:
Residential Real Estate - Investor	790,537	813,087	268,537	832,508	5,920	596,672	3,967
Residential Real Estate - Owner occupied	159,028	159,028	1,989	160,102	—	—	—

Total	5,724,536	6,350,178	270,526	6,482,714	201,402	6,217,320	155,949

Total impaired loans:
Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886	$898,165	$71,092
Commercial Real Estate	277,515	277,515	—	294,053	—	298,188	—
Residential Real Estate	4,743,897	5,058,861	270,526	5,213,196	121,584	4,743,145	84,926
Home Equity Line of Credit	55,552	85,470	—	73,026	(68)	88,618	(69)
Construction	—	—	—	—	—	—	—
Consumer & Other	5,798	189,204	—	97,501	—	189,204	—
Total	$5,724,536	$6,350,178	$270,526	$6,482,714	$201,402	$6,217,320	$155,949

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio at September 30, 2017:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$70,603,759	$96,564	$4,499,069	$—	$75,199,392
Commercial Real Estate - Investor	153,405,895	—	2,919,456	—	156,325,351
Commercial Real Estate - Owner Occupied	78,667,626	969,541	1,269,104	—	80,906,271
Residential Real Estate - Investor	36,177,561	230,371	5,326,128	—	41,734,060
Residential Real Estate - Owner Occupied	98,274,249	—	5,396,814	—	103,671,063
Home Equity Line of Credit	33,911,062	—	290,289	—	34,201,351
Land	1,891,731	—	106,780	—	1,998,511
Construction	28,887,776	—	390,768	—	29,278,544
Consumer & Other	1,929,850	—	17,098	—	1,946,948
Total	$503,749,509	$1,296,476	$20,215,506	$—	$525,261,491

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio at December 31, 2016:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$63,961,379	$688,595	$2,584,668	$—	$67,234,642
Commercial Real Estate - Investor	134,601,346	2,958,695	967,122	—	138,527,163
Commercial Real Estate - Owner Occupied	64,761,020	1,126,705	1,080,449	—	66,968,174
Residential Real Estate - Investor	36,905,288	240,700	7,641,052	—	44,787,040
Residential Real Estate - Owner Occupied	102,367,880	—	6,213,195	—	108,581,075
Home Equity Line of Credit	32,969,668	—	286,344	—	33,256,012
Land	3,513,607	—	2,357,392	—	5,870,999
Construction	19,698,823	—	106,089	—	19,804,912
Consumer & Other	2,067,898	—	5,798	—	2,073,696
Total	$460,846,909	$5,014,695	$21,242,109	$—	$487,103,713

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at September 30, 2017.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$—	$—	$—	$—	$74,326,369	$224,391	$74,550,760
Commercial Real Estate - Investor	—	—	—	—	148,638,857	—	148,638,857
Commercial Real Estate - Owner Occupied	73,183	—	—	73,183	75,628,519	—	75,701,702
Residential Real Estate - Investor	—	—	—	—	33,610,776	1,100,067	34,710,843
Residential Real Estate - Owner Occupied	46,135	535,025	—	581,160	96,764,677	3,643,263	100,989,100
Home Equity Line of Credit	18,925	253,612	—	272,537	33,230,639	55,319	33,558,495
Land	—	—	—	—	1,791,967	—	1,791,967
Construction	—	—	—	—	28,887,776	—	28,887,776
Consumer & Other	1,338	—	—	1,338	1,928,513	17,098	1,946,949
Total	$139,581	$788,637	$—	$928,218	$494,808,093	$5,040,138	$500,776,449

Purchased credit impaired loans							24,485,042
Total Loans							$525,261,491

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

The following tables present a breakdown of loans that the Company modified during the three- and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & Industrial	3	$238,786	$238,786	—	$—	$—
Residential Real Estate - Owner Occupied	—	—	—	2	369,508	369,508
Totals	3	$238,786	$238,786	2	$369,508	$369,508

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & Industrial	3	$238,786	$238,786	—	$—	$—
Residential Real Estate - Investor	—	—	—	1	38,785	38,785
Residential Real Estate - Owner Occupied	2	148,354	148,354	2	369,508	369,508
Totals	5	$387,140	$387,140	3	$408,293	$408,293

For the three- and nine-month periods ended September 30, 2017, there were two and four loans modified, respectively, as a TDR. For the three- and nine-month periods ended September 30, 2016, there were one and three loans modified, respectively, as a TDR. None of the loans modified as a TDR during the previous 12 months were in default of their modified terms at September 30, 2017.

At September 30, 2017 and December 31, 2016, the Bank had $2,327,601 and $1,824,206, respectively, in loans identified as TDRs of which $1,940,461 and $1,323,795, respectively, were on nonaccrual status at such dates.

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

The following table reflects the carrying amount of purchased credit-impaired loans, which are included in the loan categories in Note 5 – Loans and Allowances for Loan Losses:

	September 30, 2017	December 31, 2016
Commercial & Industrial	$648,632	$1,251,552
Commercial Real Estate	12,891,063	13,913,888
Residential Real Estate	9,705,179	12,239,507
Home Equity Line of Credit	642,856	641,623
Land	206,544	2,486,259
Construction	390,768	106,089
Total Loans	$24,485,042	$30,638,918

The contractual amount outstanding for these loans totaled $30,784,392 and $34,915,206 at September 30, 2017 and December 31, 2016, respectively.

The following table reflects activity in the accretable discount for loans purchased with evidence of credit deterioration since origination for the three- and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$1,037,002	$193,833	$1,315,318	$275,730
Acquired through Hopkins Acquisition	—	154,748	—	154,748
Reclassification from nonaccretable difference	139,151	242,623	777,671	734,592
Accretion into interest income	(175,891)	(322,428)	(887,792)	(807,608)
Disposals	(31,178)	—	(236,113)	(88,686)
Balance at end of period	$969,084	$268,776	$969,084	$268,776

The following table reflects activity in the allowance for loan losses for loans purchased with evidence of credit deterioration since origination for the three- and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$100,092	$34,492	$77,175	$—
Charge-offs	(53,437)	(25,558)	(73,825)	(40,233)
Recoveries	158,387	—	212,548	—
Provision for loan losses	(85,441)	72,608	(96,297)	121,775
Balance at end of period	$119,601	$81,542	$119,601	$81,542

NOTE 7 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the three- and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$1,147,546	$1,467,104	$1,224,939	$1,459,732
New transfers from loans	35,672	720,000	695,548	986,776
Sales	(34,835)	(447,097)	(691,730)	(599,648)
Write-downs	(70,696)	(101,270)	(151,070)	(208,123)
Balance at end of period	$1,077,687	$1,638,737	$1,077,687	$1,638,737

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at September 30, 2017 had a remaining weighted average amortization period of approximately 5.9 years.  The following table presents the changes in the net book value of core deposit intangible assets for the nine-month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$3,030,309	$2,624,184
Amortization expense	(615,253)	(555,410)
Balance, at end of period	$2,415,056	$2,068,774

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Gross carrying amount	$6,775,211	$6,775,211
Accumulated amortization	(4,360,155)	(3,744,902)
Net carrying amount	$2,415,056	$3,030,309

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at September 30, 2017:

Three months ending December 31:	Amount
2017	$173,930
Twelve months ending December 31:
2018	616,111
2019	540,682
2020	488,027
2021	380,430
Subsequent years	215,876
Total	$2,415,056

NOTE 9 – DEPOSITS

The following table presents the composition of deposits at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Noninterest-bearing deposits	$129,803,561	$111,378,694
Interest-bearing deposits:
Checking	61,871,196	58,482,158
Savings	108,311,134	120,376,229
Money market	128,889,184	109,550,925
Total interest-bearing checking, savings and money market deposits	299,071,514	288,409,312

Time deposits $250,000 and below	107,628,824	114,871,256
Time deposits above $250,000	12,851,867	11,799,132
Total time deposits	120,480,691	126,670,388
Total interest-bearing deposits	419,552,205	415,079,700
Total Deposits	$549,355,766	$526,458,394

The following table sets forth the maturity distribution for the Company’s time deposits at September 30, 2017:

Amount
Maturing within one year	$46,858,112
Maturing over one to two years	55,805,665
Maturing over two to three years	6,542,871
Maturing over three to four years	5,879,480
Maturing over four to five years	5,113,189
Maturing over five years	281,374
Total Time Deposits	$120,480,691

Interest expense on deposits for the nine-month periods ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30,
	2017	2016
Interest-bearing checking	$57,630	$44,740
Savings	305,957	157,903
Money market	322,550	190,078
Total interest-bearing checking, savings and money market deposits	686,137	392,721

Time deposits $250,000 and below	667,250	697,853
Time deposits above $250,000	88,744	71,681
Total time deposits	755,994	769,534
Total Interest Expense	$1,442,131	$1,162,255

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At September 30, 2017, CDARS and ICS deposits were $15 million.  At December 31, 2016, CDARS and ICS deposits were $11 million.

NOTE 10 – SHORT-TERM BORROWINGS

Short-term borrowings at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Federal Home Loan Bank Advances
Due December, 2017, Daily Rate 0.80%	$—	$20,000,000
Due December, 2017, Daily Rate 1.32%	3,000,000	—
Due October, 2017, Fixed Rate 1.17%	8,000,000	—
Due October, 2017, Fixed Rate 1.16%	14,000,000	—
Total	$25,000,000	$20,000,000

Interest expense on FHLB advances and Atlantic Community Bankers Bank (“ACBB”) advances for the nine month periods ended September 30, 2017 and 2016 was $253,146 and $171,246, respectively.  The Company had no long-term borrowings at September 30, 2017 or December 31, 2016.

NOTE 11 – STOCK-BASED COMPENSATION

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Plan”) was adopted by the Company’s Board of Directors in March 2015 and approved by the Company’s stockholders in May 2015.  The 2015 Plan is a broad-based plan that permits the grant of stock options, restricted stock awards and other stock-based awards.  The 2015 Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, all non-employee directors of the Company, and consultants of the Company and its subsidiaries.  The Board’s Compensation Committee administers the 2015 Plan. An aggregate of 100,000 shares of common stock were reserved for issuance for awards granted under the 2015 Plan.  The 2015 Plan provides that the aggregate number of shares that may be issued or transferred pursuant to incentive options is 100,000.  In any calendar year, a participant may not be awarded grants covering more than 20,000 shares.  At September 30, 2017 and December 31, 2016, stock option awards for 30,000 and 45,000 shares, respectively, were outstanding under the 2015 Plan.

The Company assumed the Jefferson Bancorp, Inc. 2010 Stock Option Plan (the “Jefferson Plan”) in 2013 when it merged (the “Jefferson Merger”) with Jefferson Bancorp, Inc. (“Jefferson”).  The Jefferson Plan was approved by Jefferson’s Board of Directors in September 2010 and adopted by its stockholders in April 2011.  Awards were available for grant to officers, employees and non-employee directors, independent consultants and contractors of Jefferson and its affiliates, including the Bank.  The Jefferson Plan is administered by the Board’s Compensation Committee. The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock (as adjusted for the Jefferson Merger’s exchange ratio of 2.2217) and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have 10-year terms.  Options relating to a total of 55,544 and 156,072 shares of common stock were outstanding at September 30, 2017 and December 31, 2016, respectively.

The Carrollton Bancorp 2007 Equity Plan (the “Carrollton Plan” and, together with the 2015 Plan and the Jefferson Plan, the “Equity Plans”) was adopted by the Board of Directors of Carrollton Bancorp in March 2007 and approved by the stockholders of Carrollton Bancorp in April 2007.  The Carrollton Plan is a broad-based plan that permits the grant of stock options, stock appreciation rights, stock awards and performance units.  The Carrollton Plan reserved 500,000 shares of common stock were issuance.  Options relating to a total of 91,000 and 186,558 shares of common stock were outstanding at September 30, 2017 and December 31, 2016, respectively.

The following table summarizes changes in the Company’s stock options outstanding and exercisable at September 30, 2017 and December 31, 2016.

		Weighted
		Average	Weighted Average
	Stock Options	Exercise	Remaining
	Outstanding	Price	Contractual Life (years)
Outstanding, December 31, 2016	387,630	$5.32	6.1
Granted	10,000	7.00	9.3
Exercised	(175,306)	3.71
Forfeited or expired	(45,780)	4.30
Outstanding, September 30, 2017	176,544	$5.13	6.0

Exercisable, September 30, 2017	122,544	$4.99	5.1

Stock-based compensation expense is recognized on a straight-line basis over the service period of the stock options and is recorded in noninterest expense.  For the nine-month periods ended September 30, 2017 and 2016, option award stock-based compensation expense applicable to the Plans was $32,847 and $41,020, respectively.  Unrecognized stock-based compensation expense attributable to non-vested options was $68,172 at September 30, 2017.  This amount is expected to be recognized over a remaining weighted average period of approximately 2.8 years.

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  The Company has an incentive stock award program (the “Program”) covering substantially all full-time employees. At September 30, 2017, 104,012 restricted shares of the Company’s common shares have been granted under the Program.

At September 30, 2017 and December 31, 2016, total restricted share grants relating to 50,662 shares and 66,093 shares, respectively, of unvested restricted common stock were outstanding.  A total of 13,250 shares of restricted common stock were granted to the eight eligible directors on May 25, 2017.  Total stock-based compensation expense attributable to the shares of restricted common stock was $161,924 and $59,999 for the nine-month periods ended September 30, 2017 and 2016, respectively.   The total unrecognized compensation expense attributable to the shares of restricted common stock was $249,095 at September 30, 2017. This amount is expected to be recognized over a remaining weighted average period of approximately 1.4 years.

NOTE 12 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

The components of net periodic pension benefit are as follows:

	Nine Months Ended September 30,
Net Periodic Pension Benefit	2017	2016
Service cost	$54,501	$54,674
Interest cost	204,030	338,672
Expected return on plan assets	(315,644)	(482,811)
Net periodic pension benefit	$(57,113)	$(89,465)

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  For 2015, the Company made a discretionary employer matching contribution that was paid in shares of the Company’s common stock, in an amount equal to 50% of a participant’s contributions made between July 1, 2015 and December 31, 2015 capped at 2% of his or her compensation for 2015. These contributions were made in 2016.  For 2016, the Company made a discretionary employer matching contribution, to be paid in cash in 2017, in an amount equal to 50% of employee participant’s annual contributions, capped at 3% of his or her compensation for 2016. The expense associated with this plan during the nine-month periods ended September 30, 2017 and 2016 was $109,875 and $215,689, respectively.

NOTE 13 – INCOME TAXES

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income	(1.5)%	(1.9)%	(1.8)%	(1.7)%
State income taxes, net of federal income tax benefit	5.9%	5.6%	5.5%	5.6%
Incentive stock options	1.3%	0.6%	0.9%	0.5%
Other nondeductible (income) expenses	0.2%	(6.9)%	0.1%	(2.6)%
Effective income tax rate	39.9%	31.4%	38.7%	35.8%

The effective tax rate for the three- and nine-month periods ended September 30, 2017 was 39.9% and 38.7%, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2016 was 31.4% and 35.8%, respectively. In accordance with FASB ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2017 and 2016 based on the current estimate of the effective annual rate.

NOTE 14 - NET INCOME PER COMMON SHARE

Basic earnings per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There is no per share dilutive effect during a loss period. The calculations of net income per common share for the three- and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income available to common stockholders	$2,198,836	$374,226	$4,381,003	$1,009,729
Weighted average shares outstanding	10,655,098	10,635,740	10,586,994	10,848,931
Net income per share - basic	$0.21	$0.04	$0.41	$0.09

Diluted earnings per share:
Net income available to common stockholders	$2,198,836	$374,226	$4,381,003	$1,009,729
Weighted average shares outstanding	10,655,098	10,635,740	10,586,994	10,848,931
Dilutive potential shares	150,693	113,642	133,709	108,110
Total diluted average shares outstanding	10,805,791	10,749,382	10,720,703	10,957,041
Net income per share - diluted	$0.20	$0.03	$0.41	$0.09

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

Outstanding loan commitments, lines and letters of credit obligations and mortgage loan repurchase obligations at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Loan commitments	$7,339,254	$7,729,629
Unused lines of credit	124,470,241	93,883,713
Standby letters of credit	8,120,345	8,424,706
Mortgage loan repurchase obligations	3,743,837	7,177,755

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

On September 20, 2016, shortly after the Company’s merger with Hopkins Bancorp, Inc. (“Hopkins”) and the related merger of Hopkins Federal Savings Bank (“Hopkins Bank”) with and into the Bank (collectively, the “Hopkins Merger”), Alvin M. Lapidus, the former Chairman of Hopkins and Hopkins Bank, and Lois F. Lapidus, his wife, filed a lawsuit against the Bank in the United States District Court, District of Maryland, in which they alleged that a former employee of Hopkins Bank embezzled approximately $1.48 million from their deposit accounts at Hopkins Bank prior to the Hopkins Merger.  The complaint sought damages in the amount that was allegedly embezzled plus interest.  This former employee was criminally charged in federal court and plead guilty to Wire Fraud, in violation of 18 U.S.C. § 1343, and Embezzlement by a Bank Employee, in violation of 18 U.S.C. § 656, and the information supporting her plea agreement identifies Mr. and Mrs. Lapidus as victims.  This former employee was sentenced in May 2017.  In September 2017, the Bank settled this case and agreed to pay approximately $1.4 million to Mr. and Mrs. Lapidus.  The Bank received payments totaling approximately $1.5 million under its insurance policies to cover this settlement amount and a portion of its legal costs relating to this litigation.

In the ordinary course of business, the Company has various outstanding contingent liabilities that are not reflected in the accompanying consolidated financial statements.  In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.

The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of the Company’s representations or warranties, the Company may be obligated to repurchase the loans with identified defects or to indemnify the buyers. The Company’s contractual obligation arises only when the breach of a representation or warranty is discovered and repurchase is demanded by the purchaser.  The loan balances subject to repurchase were $3.7 million and $7.2 million at September 30, 2017 and December 31, 2016, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the nine- months ended September 30, 2017. The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
September 30, 2017	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$6,865,607	$—	$6,865,607	$—
U.S. treasury securities	8,722,380	—	8,722,380	—
Residential mortgage-backed securities	33,352,033	—	33,352,033	—
State and municipal	2,588,725	—	2,588,725	—
Corporate obligations	6,339,390	—	6,339,390	—
Equity securities	15,062	15,062	—	—
	$57,883,197	$15,062	$57,868,135	$—

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$7,773,118	$—	$7,773,118	$—
U.S. treasury securities	8,623,259	—	8,623,259	—
Residential mortgage-backed securities	30,813,481	—	30,813,481	—
State and municipal	2,637,280	—	2,637,280	—
Corporate obligations	10,328,455	—	10,328,455	—
Equity securities	57,134	57,134	—	—
	$60,232,727	$57,134	$60,175,593	$—

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine-month period ended September 30, 2017 or the year ended December 31, 2016.

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

The tables below presents the recorded assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
September 30, 2017	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$729,133	$—	$—	$729,133
Real estate acquired through foreclosure	1,077,687	—	—	1,077,687
	$1,806,820	$—	$—	1,806,820

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$819,877	$—	$—	$819,877
Real estate acquired through foreclosure	1,224,939	—	—	1,224,939
	$2,044,816	$—	$—	2,044,816

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2017	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$729,133		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$1,077,687		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$819,877	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$1,224,939		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

The following disclosure of estimated fair values of the Company's financial instruments at September 30, 2017 and December 31, 2016 is made in accordance with the requirements of ASC Topic 820:

	Level in Fair	September 30, 2017		December 31, 2016
	Value	Carrying	Estimated fair	Carrying	Estimated fair
	Hierarchy	Amount	value	Amount	value
Financial assets:
Cash and cash equivalents	Level 1	$39,524,954	$41,666,202	$40,027,456	40,027,456
Investment securities available for sale (debt)	Level 2	57,868,135	57,868,135	60,175,593	60,175,593
Investment securities available for sale (equity)	Level 1	15,062	15,062	57,134	57,134
Investment securities held to maturity (debt)	Level 2	1,094,740	1,087,509	1,158,238	1,149,342
Restricted equity securities	Level 2	1,939,795	1,939,795	1,823,195	1,823,195
Loans held for sale	Level 2	401,803	401,803	1,613,497	1,613,497
Loans, net of allowance	Level 3	521,211,844	523,212,000	484,280,560	487,325,072
Accrued interest receivable	Level 2	2,018,900	1,870,876	1,884,945	1,884,945

Financial liabilities:
Deposits	Level 3	549,355,766	549,504,000	526,458,394	526,119,460
Accrued interest payable	Level 2	40,275	40,275	16,406	16,406
Borrowings	Level 2	25,000,000	25,000,000	20,000,000	20,000,000

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

The following table summarizes capital ratios and related information in accordance with Basel III as measured at September 30, 2017 and December 31, 2016.  For disclosure regarding changes resulting from Basel III see the Item 2 of Part I of this report under the heading, “CAPITAL RESOURCES”. The Bank was classified in the well capitalized category at both September 30, 2017 and December 31, 2016 under the regulatory capital rules in effect at each date. The capital levels of the Bank at September 30, 2017 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 1.2500%.  Since September 30, 2017, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017:

Common Equity Tier 1 Capital	$67,797	12.27%	$24,859	4.50%	$31,765	5.75%	$35,908	6.50%

Tier I Risk-Based Capital Ratio	$67,797	12.27%	$33,146	6.00%	$40,051	7.25%	$44,194	8.00%

Total Risk-Based Capital Ratio	$71,847	13.01%	$44,194	8.00%	$51,100	9.25%	$55,243	10.00%

Tier 1 Leverage Ratio	$67,797	10.53%	$25,751	4.00%	$33,798	5.25%	$32,189	5.00%

At December 31, 2016:

Common Equity Tier 1 Capital	$63,057	12.32%	$23,039	4.50%	$26,239	5.125%	$33,279	6.50%

Tier I Risk-Based Capital Ratio	$63,057	12.32%	$30,719	6.00%	$33,919	6.625%	$40,959	8.00%

Total Risk-Based Capital Ratio	$65,883	12.87%	$40,959	8.00%	$44,159	8.625%	$51,199	10.00%

Tier 1 Leverage Ratio	$63,057	10.45%	$24,133	4.00%	$27,904	4.625%	$30,166	5.00%

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  The Bank received regulatory approval to pay a $23.27 million one-time cash dividend to the Company in July 2016 to be used to purchase all of the outstanding shares of Hopkins common stock in the Hopkins Merger.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors and will depend, in part, on the Company’s earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period. Due to the Bank’s desire to preserve capital to fund its growth, the Company does not anticipate paying dividends for the foreseeable future.

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Reserve Bank during the reserve maintenance periods that included September 30, 2017 and December 31, 2016.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At September 30, 2017, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 18 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented by the Company, non-equity changes are comprised of unrealized gains or losses on available for sale debt securities and any minimum pension liability adjustments.  These items do not have an impact on the Company’s net income.  The Company reflects the funded status of defined benefit pension plan liabilities on the balance sheet, which at September 30, 2017 was $0.6 million. The following table presents the activity in net accumulated other comprehensive income for the periods indicated.

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2016	$(202,262)	$232,645	$30,383
Other comprehensive income:
Other comprehensive income before reclassification adjustments	264,422	380,328	644,750
Amounts reclassified from comprehensive loss	35,697	-	35,697
Other comprehensive income	300,119	380,328	680,447
Balance at September 30, 2017	$97,857	$612,973	$710,830

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2015	$168,814	$404,746	$573,560
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	573,696	(338,315)	235,381
Amounts reclassified from comprehensive loss	(292,504)	-	(292,504)
Other comprehensive income (loss)	281,192	(338,315)	(57,123)
Balance at September 30, 2016	$450,006	$66,431	$516,437

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended September 30, 2017
Other comprehensive income (loss):
Unrealized gain on AFS debt securities:
Net AFS debt securities gain (loss)	$17,437	$(4,627)	$12,810
Reclassification adjustments	64,898	(25,881)	39,017
Net income (loss) recognized in other comprehensive income (loss)	82,335	(30,508)	51,827
Defined benefit pension plan adjustments:
Net actuarial income (loss)	332,080	(128,681)	203,399
Net income (loss) recognized in other comprehensive income (loss)	332,080	(128,681)	203,399
Other comprehensive income (loss)	$414,415	$(159,189)	$255,226

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the three months ended September 30, 2016
Other comprehensive income (loss):
Unrealized loss on AFS debt securities
Net AFS debt securities gain (loss)	55,614	(11,823)	43,791
Reclassification adjustments	-	-	-
Other comprehensive income (loss)	$55,614	$(11,823)	$43,791

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the nine months ended September 30, 2017
Other comprehensive income (loss):
Unrealized gain on AFS debt securities:
Gross AFS securities gain (loss)	$420,702	$(156,280)	$264,422
Reclassification adjustments	59,377	(23,680)	35,697
Net income (loss) recognized in other comprehensive income (loss)	480,079	(179,960)	300,119
Defined benefit pension plan adjustments:
Net actuarial income (loss)	647,271	(266,943)	380,328
Net income (loss) recognized in other comprehensive income (loss)	647,271	(266,943)	380,328
Other comprehensive income (loss)	$1,127,350	$(446,903)	$680,447

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the nine months ended September 30, 2016
Other comprehensive (loss) income:
Unrealized gain on AFS debt securities:
Gross AFS securities gain (loss)	$933,926	$(360,230)	$573,696
Reclassification adjustments	(486,534)	194,030	(292,504)
Net income (loss) recognized in other comprehensive income (loss)	447,392	(166,200)	281,192
Defined benefit pension plan adjustments:
Net actuarial (loss) income	(558,690)	220,375	(338,315)
Net (loss) income recognized in other comprehensive (loss) income	(558,690)	220,375	(338,315)
Other comprehensive (loss) income	$(111,298)	$54,175	$(57,123)

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

GENERAL

Bay Bancorp, Inc., a Maryland corporation organized in 1990, is a savings and loan holding company headquartered in Columbia, Maryland, that is the parent company of Bay Bank, FSB, a federal savings bank (“FSB”) that is also headquartered in Columbia, Maryland (the “Bank”).  Until November 1, 2013, the Company operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s name was changed to Bay Bancorp, Inc. On September 27, 2017, Old Line Bank announced a proposed merger with Bay Bancorp, Inc. which is expected to close during the second quarter of 2018.

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

Investments in joint ventures are accounted for using the equity method.  The total investment in joint ventures at September 30, 2017 and December 31, 2016 is not considered material to the consolidated financial statements as a whole.

 On July 8, 2016, the Company completed its merger with Hopkins Bancorp, Inc. (“Hopkins”), the parent company of Hopkins Federal Savings Bank (“Hopkins Bank”), in which Hopkins was merged into the Company, with the Company as the surviving corporation.  Immediately following that merger, Hopkins Bank was merged into the Bank, with the Bank as the surviving FSB (these merger transactions are collectively referred to as the “Hopkins Merger”).  In the Hopkins Merger, the Company acquired all of the outstanding shares of common stock of Hopkins for $23,855,141 in cash, with each outstanding share of Hopkins common stock converted into the right to receive $98.7578 in cash. The Bank acquired Hopkins Bank’s 51% interest in iReverse Home Loans, LLC (“iReverse”), which is engaged in the business of brokering reverse mortgage loans.  Effective March 31, 2017, the Bank sold its interest in iReverse to the other owner of iReverse for $70,000.

The Bank has five wholly-owned subsidiaries including three acquired in the Hopkins Merger. Carrollton Community Development Corporation is a subsidiary that was created to promote, develop, and improve the housing and economic conditions of people in Maryland through the origination of loans, but that has been inactive since 2015. Bay Financial Services, Inc. is an inactive subsidiary that was established to provide brokerage services and a variety of financial planning and investment options to customers. Hopkins Financial Corporation, Hopkins Properties, Inc. and Encore Mortgage, Inc. are subsidiaries that were acquired in the Hopkins Merger and engage in the business of investing excess cash in certificates of deposit issued by other depository institutions.

On September 27, 2017, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Old Line Bancshares, Inc. (“OLBK”) pursuant to which the Company will be merged with and into OLBK, with OLBK as the surviving corporation (the “OLBK Merger”), and, immediately thereafter, the Bank will be merged with and into Old Line Bank, with Old Line Bank as the surviving bank. Subject to the terms and conditions of the Merger Agreement, at the effective time of the OLBK Merger, each outstanding share of Company common stock will be converted into the right to receive shares of OLBK common stock, the number of which will vary depending on (i) the volume-weighted average closing prices of OLBK common stock for the 20 trading days prior to the date that is five trading days before the closing date of the OLBK Merger and (ii) the amount of after-tax income that the Company realizes in connection with certain problem loans and the Bank’s settlement of the litigation that was filed by Alvin and Lois Lapidus shortly after the Hopkins Merger (see Note 15 – Commitments and Contingent Liabilities to the unaudited consolidated financial statements included elsewhere in this report and Item I of Part II of this report for further information). The parties currently anticipate that these transactions will close in the second quarter of 2018, but they are subject to regulatory approval, the approval of the stockholders of both the Company and OLBK, and numerous other conditions. Detailed information about these transactions are discussed in the Company’s Current Report on Form 8-K that was filed with the SEC on September 27, 2017, as amended on Form 8-K/A, filed with the SEC on September 28, 2017.

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

The Bank continued organic net growth in the first nine-months of 2017. Net loan growth was favorable and targeted core deposit growth was strong. Planned declines in certificate of deposit balances following the closing of the Hopkins Merger led to an attractive 0.46% cost of funds for the third quarter of 2017. The Bank has strong liquidity and capital positions along with capacity for future growth, with total regulatory capital to risk weighted assets of 13.01% at September 30, 2017. We have a record of success in acquisitions and acquired problem asset resolutions and had $7.2 million in remaining net purchase discounts on acquired loan portfolios at September 30, 2017.

Net income for the three-month period ended September 30, 2017 was $2.2 million, or $0.21 per basic and $0.20 per diluted common share, compared to $0.5 million, or $0.04 per basic and $0.03 per diluted common share, for the same period of 2016.  Net income for the nine-month period ended September 30, 2017 was $4.4 million, or $0.41 per basic and diluted common share, compared to $1.1 million, or $0.09 per basic and diluted common share, for the same period of 2016.  While the results recorded for the third quarter and first nine months of 2017 exceeded the same periods of 2016 due to the growth resulting from the Hopkins Merger, and from added net loans during the periods, results were further augmented by the $1.4 million in other income related to the Bank’s receipt in September 2017 of insurance proceeds in connection with the its settlement of the lawsuit filed by Alvin and Lois Lapidus pursuant to which the Bank agreed to pay approximately $1.4 million to Alvin and Lois Lapidus. The Bank had set up a liability for this settlement last year and did not incur additional expense in the third quarter of 2017 for the payment.

Total loans were $525 million at September 30, 2017, an increase of 9% from $482 million at September 30, 2016. Total loans increased by $38 million, or 8%, when compared to $487 million at December 31, 2016 and highlights our transition from reliance on favorable net discount accretion assisted results to a bank with loan growth and improving efficiency metrics.

Net interest income for the three-month period ended September 30, 2017 totaled $6.6 million, compared to $5.7 million for the same period of 2016. Net interest income for the nine-month period ended September 30, 2017 totaled $18.8 million, compared to $15.3 million for the same period of 2016. Interest income associated with discount accretion on purchased loans, deferred costs and deferred fees will vary due to the timing and nature of loan principal payments. Earning asset leverage was the primary driver in year-over-year results, as average earning assets increased to $616 million for the three months ended September 30, 2017 from $586 million for the same period of 2016, and increased to $598 million for the nine months ended September 30, 2017 from $497 million for the same period of 2016.

The return on average assets for the three-month periods ended September 30, 2017 and 2016 was 1.37% and 0.33%, respectively. The return on average assets for the nine-month periods ended September 30, 2017 and 2016 was 0.93% and 0.26%, respectively.   The return on average equity for the three-month periods ended September 30, 2017 and 2016 was 13.21% and 3.14%, respectively. The return on average equity for the nine-month periods ended September 30, 2017 and 2016 was 8.83% and 2.03%, respectively.

Total deposits were $549 million at September 30, 2017, an increase of 3% from $531 million at September 30, 2016, and an increase of $23 million from $526 million at December 31, 2016. Non-interest bearing deposits were $130 million at September 30, 2017, an increase of 30% from $100 million at September 30, 2016 and an increase of 17% from $111 million at December 31, 2016.

Short-term borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) were $25 million at September 30, 2017, an increase of $5 million from the $20 million at December 31, 2016.

Net interest margin for the three-month periods ended September 30, 2017 and 2016 was 4.23% and 3.83%, respectively.  Net interest margin for the nine-month periods ended September 30, 2017 and 2016 was 4.17% and 4.08%, respectively.  The margins for the three- and nine-month periods ended September 30, 2017 reflect the higher yields on total loans, net, and the variable pace of discount accretion recognition within interest income.

Nonperforming assets decreased to $11.4 million at September 30, 2017 from $15.8 million at December 31, 2016, and $15.7 million at September 30, 2016. The decrease during the first nine months of 2017 resulted primarily from the continued resolution of acquired nonperforming loans primarily lower purchased credit impaired loans.

The provision for loan losses for the three-month period ended September 30, 2017 was $0.3 million, compared to $0.4 million for the same period of 2016. The provision for loan losses for the nine-month period ended September 30, 2017 was $1.3 million, compared to $1.0 million for the same period of 2016. The increase for the nine-month period ended 2017 was primarily the result of increases in loan originations and the continued transition from an acquired loan portfolio to an originated portfolio. As a result, the allowance for loan losses was $4.0 million at September 30, 2017, representing 0.77% of loans, compared to $2.4 million, or 0.51% of loans, at September 30, 2016 and $2.8 million, or 0.58% of loans, at December 31, 2016. The allowance for loan losses at September 30, 2017 represented 1.04% of the Bank’s originated portfolio, with the remaining discount on acquired loans mitigating the need for additional loan loss reserves on these portfolios. Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

At September 30, 2017, the Bank is estimated to remain above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 12.27% at September 30, 2017 as compared to 12.31% at September 30, 2016 and 12.32% at December 31, 2016.  Liquidity remains strong due to available cash and cash equivalents, borrowing lines with the FHLB, the Federal Reserve Bank of Richmond (the “Reserve Bank”), and correspondent banks, and the size and composition of the investment portfolio.

As part of the Hopkins Merger on July 8, 2016, the Bank acquired a 51% interest in iReverse, which it sold on March 31, 2017.  The Bank’s interest in iReverse qualified as held for sale upon acquisition and was therefore required to be presented as discontinued operations.  Discontinued operations include noninterest income and noninterest expense related to iReverse.  The sale price of $70,000 was received in cash on February 28, 2017.  The net income from discontinued operations, net of taxes, for both the three- and nine- month periods ended September 30, 2016 was $228,221, with $138,212 attributable to non-controlling interest and $90,009 attributable to common stockholders.

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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$32,590,383	$129,160	1.57%	$47,553,086	$91,576	0.77%
Investment securities available for sale	61,459,850	345,485	2.23%	53,988,948	276,999	2.04%
Investment securities held to maturity	1,110,830	6,450	2.30%	1,191,393	6,954	2.32%
Restricted equity securities	1,681,632	27,665	6.53%	991,108	27,740	11.13%
Total interest-bearing deposits with banks, fed funds sold, and investments	96,842,695	508,760	2.08%	103,724,535	403,269	1.55%

Loans held for sale	1,527,114	12,447	3.23%	3,460,397	31,817	3.66%
Loans, net
Commercial & Industrial	72,173,603	865,892	4.76%	63,679,791	702,008	4.39%
Commercial Real Estate	233,929,399	2,855,603	4.84%	200,004,680	2,498,854	4.97%
Residential Real Estate	146,843,804	1,958,713	5.29%	154,243,278	1,916,204	4.94%
HELOC	33,116,885	409,626	4.91%	33,217,717	405,331	4.85%
Construction	24,964,361	308,883	4.91%	20,400,217	246,330	4.80%
Land	4,269,919	289,489	26.90%	5,565,885	43,672	3.12%
Consumer & Other	2,172,500	30,626	5.59%	1,783,467	32,840	7.33%
Total loans, net (1)	517,470,471	6,718,832	5.15%	478,895,035	5,845,239	4.86%
Total earning assets	615,840,280	$7,240,039	4.66%	586,079,967	$6,280,325	4.26%
Cash	7,003,879			10,234,216
Allowance for loan losses	(3,729,053)			(2,351,984)
Market valuation	146,709			688,556
Other assets	24,951,710			16,398,936
Total non-earning assets	28,373,245			24,969,724
Total Assets	$644,213,525			$611,049,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$176,400,438	$124,121	0.28%	$182,368,454	$151,294	0.33%
Money market	125,357,950	139,261	0.44%	97,190,854	64,042	0.26%
Time deposits	120,692,168	277,901	0.91%	161,020,638	345,263	0.85%
Total interest-bearing deposits	422,450,556	541,283	0.51%	440,579,946	560,599	0.51%
Borrowed funds:
Federal funds purchased	—	43		—	—
FHLB advances and other borrowed funds	26,430,645	85,012	1.28%	9,003,261	27,666	1.22%
Total borrowed funds	26,430,645	85,055	1.28%	9,003,261	27,666	1.22%
Total interest-bearing funds	448,881,201	626,338	0.55%	449,583,207	588,265	0.52%
Noninterest-bearing deposits	123,609,613	—		90,360,316	—
Total cost of funds	572,490,814	$626,338	0.43%	539,943,523	$588,265	0.43%
Other liabilities and accrued expenses	4,965,466			5,666,937
Total Liabilities	577,456,280			545,610,460
Stockholders' Equity	66,757,244			65,439,231
Total Liabilities and Stockholders' Equity	$644,213,524			$611,049,691
Net interest income and spread (2)		$6,613,701	4.11%		$5,692,060	3.74%
Net interest margin (3)			4.23%			3.83%

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$31,316,895	$274,169	1.17%	$27,554,826	$122,803	0.60%
Investment securities available for sale	62,645,141	1,041,845	2.22%	36,472,488	626,610	2.29%
Investment securities held to maturity	1,132,119	19,513	2.30%	1,211,132	25,953	2.86%
Restricted equity securities	1,948,781	57,560	3.95%	1,831,144	76,153	5.56%
Total interest-bearing deposits with banks, fed funds sold, and investments	97,042,936	1,393,087	1.92%	67,069,590	851,519	1.70%

Loans held for sale	1,159,157	32,355	3.73%	3,931,554	110,270	3.75%
Loans, net
Commercial & Industrial	70,515,672	2,534,823	4.81%	53,498,286	1,882,333	4.70%
Commercial Real Estate	219,907,344	8,244,230	5.01%	183,930,181	6,984,166	5.07%
Residential Real Estate	148,109,956	5,846,347	5.28%	133,715,165	4,960,490	4.96%
HELOC	32,483,470	1,136,310	4.68%	33,070,188	1,111,182	4.49%
Construction	21,446,465	821,655	5.12%	15,346,075	547,102	4.76%
Land	4,998,820	357,687	9.57%	5,361,104	118,851	2.96%
Consumer & Other	2,559,881	127,388	6.65%	1,431,858	80,326	7.49%
Total loans, net (1)	500,021,608	19,068,440	5.10%	426,352,857	15,684,450	4.91%
Total earning assets	598,223,701	$20,493,882	4.58%	497,354,001	$16,646,239	4.47%
Cash	7,230,628			6,138,147
Allowance for loan losses	(3,320,775)			(2,052,420)
Market valuation	27,120			614,997
Other assets	27,152,858			19,271,202
Total non-earning assets	31,089,831			23,971,926
Total Assets	$629,313,532			$521,325,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$176,123,401	$363,587	0.28%	$119,061,634	$200,069	0.22%
Money market	116,991,729	322,550	0.37%	96,395,421	189,299	0.26%
Time deposits	116,793,829	755,994	0.87%	109,105,042	772,887	0.95%
Total interest-bearing deposits	409,908,959	1,442,131	0.47%	324,562,097	1,162,255	0.48%
Borrowed funds:
Federal funds purchased	8,848	132	1.99%	3,650	28	1.02%
FHLB advances and other borrowed funds	31,942,387	253,146	1.06%	31,948,084	171,246	0.72%
Total borrowed funds	31,951,235	253,278	1.06%	31,951,734	171,274	0.72%
Total interest-bearing funds	441,860,194	1,695,409	0.51%	356,513,831	1,333,529	0.50%
Noninterest-bearing deposits	115,205,396	—		93,974,112	—
Total cost of funds	557,065,590	$1,695,409	0.41%	450,487,943	$1,333,529	0.40%
Other liabilities and accrued expenses	5,700,559			4,232,179
Total Liabilities	562,766,149			454,720,122
Stockholders' Equity	66,547,387			66,605,805
Total Liabilities and Stockholders' Equity	$629,313,536			$521,325,927
Net interest income and spread(2)		$18,798,473	4.07%		$15,312,710	3.97%
Net interest margin(3)			4.17%			4.08%

(1)	Non-accrual loans are included in average loans.
(2)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income increased $0.9 million to $6.6 million for the three-month period ended September 30, 2017, as compared to $5.7 million for the same period of 2016.  The increase was largely the result of growth in earning assets resulting from the Hopkins Merger and legacy Bank net loan growth.  The net interest margin for the three-month period ended September 30, 2017 increased to 4.23%, as compared to 3.83% for the same period of 2016 due to the increase in average loan yields.

Total interest income increased by $0.9 million to $7.2 million for the three-month period ended September 30, 2017 when compared to $6.3 million for the same period of 2016.  Interest income on loans increased by $0.9 million for the three-month period ended September 30, 2017 when compared to the same period of 2016.  The increase was due to the average balance of loans increasing by $39 million, or 8%, primarily due to the Hopkins Merger and growth in Bank originated loans, and a 0.29% increase in average loan yield when compared to the same period of 2016.  The average balance of loans held for sale for the three-month period ended September 30, 2017 decreased by $2 million when compared to the same period of 2016 due to fewer loans held for sale related to the Hopkins Merger.

Total interest expense was $0.3 million for both the three-month period ended September 30, 2017 and the same period of 2016.  Average interest-bearing liabilities decreased slightly by $1 million, for the three-month period ended September 30, 2017 when compared to the same period of 2016.  The cost of interest-bearing liabilities of 0.43% was the same for both the three-month period ended September 30, 2017 and the same period of 2016.

Net interest income increased $3.5 million to $18.8 million for the nine-month period ended September 30, 2017, as compared to $15.3 million for the same period of 2016.  The increase was largely the result of growth in earning assets resulting from the Hopkins Merger and legacy Bank net loan growth.  The net interest margin for the nine-month period ended September 30, 2017 increased to 4.17%, as compared to 4.08% for the same period of 2016 due to the increase in average loan yields.

Total interest income increased by $3.9 million to $20.5 million for the nine-month period ended September 30, 2017 when compared to $16.6 million for the same period of 2016.  Interest income on loans increased by $3.4 million for the nine-month period ended September 30, 2017 when compared to the same period of 2016.  The increase was due to the average balance of loans increasing by $74 million, or 17%, primarily due to the Hopkins Merger and growth in Bank originated loans and a 0.19% increase in average loan yield when compared to the same period of 2016.  The average balance of loans held for sale for the nine-month period ended September 30, 2017 decreased by $3 million when compared to the same period of 2016 due to fewer loans held for sale related to the Hopkins Merger.

Total interest expense increased by $0.4 million for the nine-month period ended September 30, 2017 when compared to the same period of 2016.  Average interest-bearing liabilities increased by $85 million for the nine-month period ended September 30, 2017 when compared to the same period of 2016.  The cost of interest-bearing liabilities for the nine-month period ended September 30, 2017 was 0.41% representing a slight increase, by 0.01% when compared to the same period of 2016.  The increase in interest expense is primarily related to the $85 million increase in average interest-bearing deposit balances primarily acquired in the Hopkins Merger.  Average noninterest-bearing deposits increased by $21 million for the nine-month period ended September 30, 2017  when compared to the same period in 2016.

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

The provision for loan losses for the three-month periods ended September 30, 2017 and 2016 was $0.3 million and $0.4 million, respectively. The provision for loan losses for the nine-month periods ended September 30, 2017 and 2016 was $1.3 million and $1.0 million, respectively.   The increase for the nine-month period ended 2017 was primarily the result of increases in loan originations and adjustments in certain qualitative factors.    As a result, the allowance for loan losses was $4.0 million at September 30, 2017, representing 0.77% of total loans, compared to $2.4 million, or 0.51% of total loans, at September 30, 2016 and $2.8 million, or 0.58% of total loans, at December 31, 2016.  Management expects both the allowance for loan losses and the related provision for loan losses to increase in the future due to the gradual accretion of the discount on the acquired loan portfolios and an increase in new loan originations.

Noninterest Income

The following tables reflect the amounts and changes in noninterest income for the three- and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		2017 vs 2016
	2017	2016	$ Change	% Change

Payment sponsorship fees	$766,951	$691,138	$75,813	11%
Mortgage banking fees and gains	83,537	252,990	(169,453)	(67)%
Service charges on deposit accounts	96,874	81,908	14,966	18%
Bargain purchase gain	—	1,034,456	(1,034,456)	(100)%
(Loss) gain on securities	(64,898)	—	(64,898)	—%
Other noninterest income	1,775,325	341,429	1,433,896	420%
Total Noninterest Income	$2,657,789	$2,401,921	$255,868	11%

	Nine Months Ended September 30,		2017 vs 2016
	2017	2016	$ Change	% Change

Payment sponsorship fees	$2,267,953	$1,833,697	$434,256	24%
Mortgage banking fees and gains	465,928	674,273	(208,345)	(31)%
Service charges on deposit accounts	239,144	229,534	9,610	4%
Bargain purchase gain	—	1,034,456	(1,034,456)	(100)%
(Loss) gain on securities	(59,377)	486,534	(545,911)	(112)%
Other noninterest income	2,423,174	659,506	1,763,668	267%
Total Noninterest Income	$5,336,822	$4,918,000	$418,822	9%

Noninterest income for the three-month periods ended September 30, 2017 and 2016 was $2.7 million and $2.4 million, respectively. Noninterest income for the nine-month periods ended September 30, 2017 and 2016 was $5.3 million and $4.9 million, respectively. The noninterest income for the three-month period ended September 30, 2017 included $1.4 million of insurance income. For the same period of 2016, we recorded a $1.0 bargain purchase gain related to the Hopkins Merger. Adjusted for these changes, noninterest income decreased $0.1 million to $1.3 million for the three- month period ended September 30, 2017 from the $1.4 million recorded for the same period of 2016 primarily related to lower mortgage banking fees and gains. The noninterest income for the nine-month period ended September 30, 2017 included a $1.4 million insurance income increase. For the same period of 2016 we recorded a $1.0 bargain purchase gain related to the Hopkins Merger. Adjusted for these changes, noninterest income for the first nine months of 2017 was unchanged at $3.9 million when compared to the same period of 2016, as increases related to higher payment sponsorship fees and bank owned life insurance income offset decreases in mortgage banking fees and gains and lower (loss) gains on securities.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the three- and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30:		2017 vs 2016
	2017	2016	$ Change	% Change

Salary and benefits	$3,197,133	$2,910,416	$286,717	10%
Occupancy and equipment expenses	683,356	847,036	(163,680)	(19)%
Legal, accounting and other professional fees	83,804	255,569	(171,765)	(67)%
Data processing and item processing services	381,032	364,637	16,395	4%
FDIC insurance costs	88,008	141,714	(53,706)	(38)%
Advertising and marketing related expenses	133,217	103,783	29,434	28%
Foreclosed property expenses	134,817	157,357	(22,540)	(14)%
Loan collection costs	(12,259)	21,614	(33,873)	(157)%
Core deposit intangible amortization	181,912	207,278	(25,366)	(12)%
Merger related expenses	—	1,365,593	(1,365,593)	(100)%
Other expenses	429,610	797,034	(367,424)	(46)%
Total Noninterest Expenses	$5,300,630	$7,172,031	$(1,871,401)	(26)%

	Nine Months Ended September 30,		2017 vs 2016
	2017	2016	$ Change	% Change

Salary and benefits	$8,978,975	$8,584,376	$394,599	5%
Occupancy and equipment expenses	2,108,229	2,527,306	(419,077)	(17)%
Legal, accounting and other professional fees	612,253	783,583	(171,330)	(22)%
Data processing and item processing services	1,013,544	899,451	114,093	13%
FDIC insurance costs	254,950	305,895	(50,945)	(17)%
Advertising and marketing related expenses	280,386	244,522	35,864	15%
Foreclosed property expenses	172,910	327,942	(155,032)	(47)%
Loan collection costs	58,582	56,203	2,379	4%
Core deposit intangible amortization	615,253	555,410	59,843	11%
Merger related expenses	149,543	1,554,183	(1,404,640)	(90)%
Other expenses	1,441,161	1,769,132	(327,971)	(19)%
Total Noninterest Expenses	$15,685,786	$17,608,003	$(1,922,217)	(11)%

For the three-month period ended September 30, 2017, noninterest expense was $5.3 million, compared to $7.2 million for the same period in 2016, or $5.8 million after adjusting for $1.4 million in merger expenses related to the Hopkins Merger in 2016. After adjusting for the merger related expenses, the $0.5 million decrease was primarily related to lower occupancy, legal, accounting and professional expenses offset by higher salary and benefit expenses. Loan collection costs were negative for the third quarter of 2017 as a result of larger than expected reimbursements of loan collection costs expensed during prior periods. For the nine-month period ended September 30, 2017, noninterest expense was $15.7 million, compared to $17.6 million for the same period in 2016, or $15.5 million and $16.1 million, respectively, after adjusting for the merger expenses related to the Hopkins Merger. After adjusting for the merger related expenses, the $0.6 million decrease was primarily related to lower occupancy, legal, accounting, professional and foreclosed property expenses offset by higher salary and benefit expenses.

Income Taxes

The effective tax rate for the three-month periods ended September 30, 2017 and 2016 was 39.9% and 38.7%, respectively.  The effective tax rate for the nine-month periods ended September 30, 2016 was 31.4% and 35.8%, respectively. The increases were due to changes in tax advantaged income, share-based compensation and non-deductible expenses when comparing the three- and nine-month periods ended September 30, 2017 to the same periods of 2016. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2017 and 2016 based on the current estimate of the effective annual rate.

The Company uses the current federal statutory tax rate of 34.0% to value its deferred tax assets and liabilities. In September 2017, the Trump Administration and Republican Congressional leadership released a “Unified Framework for Fixing Our Broken Tax Code” (the “Framework”) that is intended to serve as a template for the tax-writing committees as they develop tax reform legislation. Among other things, the Framework would reduce the corporate tax rate to 20%, provide for a partial limitation of the deduction for net interest, introduce a territorial tax system with a onetime deemed repatriation tax and aim to repeal the corporate alternative minimum tax. On November 2, 2017, the Tax Cuts and Jobs Act (the “House Tax Bill”) was introduced in the U.S. House of Representatives. The House Tax Bill would, among other changes, reduce the corporate tax rate from 35% to 20%. At the present time, we cannot predict whether the Framework and/or the House Tax Bill will ultimately form the basis for changes in the tax laws applicable to the Company, our products or our customers, or the timing of any such changes. If corporate tax rates were reduced, management expects that the Company would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. It is too early in the process to determine if any of the proposals are actionable. See the risk factor entitled “Impairment of deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations” that is included in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

FINANCIAL CONDITION

Total assets were $652 million at September 30, 2017, an increase of $32 million, or 5%, when compared to December 31, 2016 primarily due to the $37 million increase in loans, net, for the period.  When comparing September 30, 2017 to December 31, 2016, investment securities decreased by $2 million, or 4%,  loans held for sale decreased by $1 million, and cash and interest-bearing deposits had no significant change.

Total deposits were $549 million at September 30, 2017, an increase of $23 million, or 4%, when compared to December 31, 2016.

Stockholders’ equity was $72 million at September 30, 2017, compared to $66 million at December 31, 2016.  The $6 million increase was primarily related to corporate earnings and the exercise of stock options.  This activity improved the book value of the Company’s common stock to $6.73 per share at September 30, 2017, compared to $6.29 per share at December 31, 2016.

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

Investment securities decreased $2 million to $59 million at September 30, 2017, from $61 million at December 31, 2016.  This decrease was primarily related to lower investments in corporate bonds and U.S. government agency securities offset by higher investments in mortgage backed securities.

Restricted Equity Securities

Restricted equity securities did not change significantly at September 30, 2017 from the $2 million recorded at December 31, 2016.

Loans Held for Sale

Loans held for sale were $0.4 million at September 30, 2017, compared to $1.6 million at December 31, 2016.  The decrease in loans held for sale was primarily due to fewer originated loans designated to held for sale.

Loans

Loans, net of deferred fees and costs, increased by $38 million, or 8%, to $525 million at September 30, 2017 from $487 million at December 31, 2016, primarily due to the added loan originations for commercial real estate loans offset by repayments.

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

At September 30, 2017, we had 225 impaired loans totaling $30 million (including purchased credit impaired (“PCI,”), loans of $24 million).  Of this number, 121 impaired loans totaling $10 million were classified as nonaccrual loans.  At September 30, 2017, troubled debt restructurings, or TDRs, included in impaired loans totaled $2 million, 12 loans of which were included in nonaccrual loans having a total balance of $2 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30, 2017	December 31, 2016

Nonaccrual loans excluding PCI loans	$5,040,138	$5,001,338
Nonaccrual PCI loans	4,519,401	6,686,085
TDR loans excluding those in nonaccrual loans	387,140	500,411
Accruing PCI loans past due 90+ days	394,765	2,421,735
Total nonperforming loans	10,341,444	14,609,569
Real estate acquired through foreclosure	1,077,687	1,224,939
Total nonperforming assets	$11,419,131	$15,834,508

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $11.4 million at September 30, 2017 from $15.8 million at December 31, 2016.  The $4.4 million decrease was primarily due to a $2.0 million decrease in accruing PCI loans past due 90 days or more and a $2.2 million decrease in nonaccrual loans excluding PCI loans.    Nonperforming assets constituted 1.8% of total assets at September 30, 2017, which represents a 0.8% decrease from the 2.6% recorded at December 31, 2016.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  At September 30, 2017, these loans totaled $11.6 million and consisted primarily of Commercial & Industrial loans, Commercial Real Estate loans, Home Equity loans and Residential Real Estate loans which had balances of $4.3 million, $4.4 million, $0.2 million and $2.7 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The allowance was $4,049,647 at September 30, 2017, compared to $2,823,153 at December 31, 2016.  The allowance as a percentage of total portfolio loans was 0.71% at September 30, 2017 and 0.58% at December 31, 2016.  The allowance as a percentage of Bank originated loans was 1.04% at September 30, 2017 and 0.86% at December 31, 2016.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank, without evidence of deteriorated credit quality, there was net unamortized discount of $0.3 million and $0.4 million at September 30, 2017 and December 31, 2016 which represented 2.6% and 3.3%, respectively, of the related loan balance at such dates.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $1.0 million at both September 30, 2017 and December 31, 2016, which represented 1.3% and 1.2%, respectively, For non-impaired acquired legacy Hopkins Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $0.4 million at both September 30, 2017 and December 31, 2016, which represented 1.1% and 0.8%, respectively, of the related loan balance at such dates.

During the nine-month periods ended September 30, 2017 and 2016, we recorded net charge-offs of $50,312 and $340,757, respectively.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of year	$3,608,484	$2,292,950	$2,823,153	$1,773,009
Charge offs:
Residential Real Estate	(56,037)	(205,721)	(281,977)	(380,135)
Home Equity Line of Credit	—	—	—	(2,183)
Construction	—	—	(15,593)	—
Consumer & Other	(2,337)	—	(2,337)	(480)
Total charge offs	(58,374)	(205,721)	(299,907)	(382,798)

Recoveries:
Commercial & Industrial	112	—	300	—
Residential Real Estate	87,037	556	150,770	42,041
Land	98,091	—	98,091	—
Consumer & Other	334	—	434	—
Total recoveries	185,574	556	249,595	42,041

Net (charge offs) recoveries	127,200	(205,165)	(50,312)	(340,757)
Provision for loan loss	313,963	360,000	1,276,806	1,015,533

Balance at end of period	$4,049,647	$2,447,785	$4,049,647	$2,447,785

Net (charge offs) recoveries as a percentage of average loans/	(0.10)%	0.17%	0.01%	0.11%

Deposits

The following deposit table presents the composition of deposits at the dates indicated.

	September 30, 2017		December 31, 2016		2017 vs 2016
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$129,803,561	24%	$111,378,694	21%	$18,424,867	17%

Interest-bearing deposits:
Checking	61,871,196	11%	58,482,158	11%	3,389,038	6%
Savings	108,311,134	20%	120,376,229	23%	(12,065,095)	(10)%
Money market	128,889,184	23%	109,550,925	21%	19,338,259	18%
Total interest-bearing checking, savings and money market deposits	299,071,514	54%	288,409,312	55%	10,662,202	4%

Time deposits $250,000 and below	107,628,824	20%	114,871,256	22%	(7,242,432)	(6)%
Time deposits above $250,000	12,851,867	2%	11,799,132	2%	1,052,735	9%
Total time deposits	120,480,691	23%	126,670,388	24%	(6,189,697)	(5)%

Total interest bearing deposits	419,552,205	76%	415,079,700	79%	4,472,505	1%

Total Deposits	$549,355,766	100%	$526,458,394	100%	$22,897,372	4%

Total deposits were $549 million at September 30, 2017, an increase of $23 million, or 4% when compared to $526 million at December 31, 2016.  Within the deposit base, interest money market balances increased $19 million, or 18%, interest bearing checking account balances increased $3 million, or 6%, time deposit balances decreased by $6 million, or 5%, and savings deposits decreased $12 million, or 10% when compared to the amounts at December 31, 2016.

The ratio of noninterest bearing deposits to total deposits was 24% at September 30, 2017, or 3% lower than at December 31, 2016.  Included in our deposit portfolio are brokered deposits acquired through the Promontory Interfinancial Network (the “Network”).  The Network, which includes Certificate of Deposit Registry Service (“CDARS“) and Insured Cash Sweep Service (“ICS”) deposits, gives us the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through the Network on behalf of a customer, we typically receive matching deposits through the Network’s reciprocal deposit program.  At September 30, 2017, we had $15 million in deposits through the Network compared to $11 million at December 31, 2016.  We can also choose to place deposits through the Network without receiving matching deposits.  We had placed no deposits through the Network at September 30, 2017 or December 31, 2016 for which we received no matching deposits.

Borrowings

Borrowings at September 30, 2017 consisted of $25 million in FHLB advances compared to $20 million in FHLB advances at December 31, 2016.  The $5 million increase in FHLB borrowings at September 30, 2017 when compared to December 31, 2016 was primarily a result of the Bank’s net increase in loan originations during the nine-month period ended September 30, 2017.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At September 30, 2017, our total stockholders’ equity was $72 million, an increase or $6 million from the $66 million recorded at December 31, 2016.  The increase was primarily attributable to corporate earnings and the exercise of common stock under our stock option plan.

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

In July 2013, federal bank regulatory agencies issued a final rule that revises their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  These Basel III capital rules were applicable to the Bank effective January 1, 2015, but they do not apply to the Company since it is a small bank holding company with less than $1.0 billion in total consolidated assets.  The Board of Governors of the Federal Reserve System raised the threshold for the small bank holding company exclusion from $500 million to $1 billion in April 2015.

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

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (once fully phased in) of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements. The capital levels of the Bank at September 30, 2017 also exceeded the minimum capital requirements including the currently applicable Conservation Buffer of 1.2500%.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is currently being reviewed, we currently do not believe that compliance with the Basel III Capital Rules will have a material impact once fully implemented.

For regulatory capital purposes after March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At September 30, 2017, $0.7 million of the Bank’s net deferred tax assets were excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined). At September 30, 2017 and December 31, 2016, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

For additional information on the regulatory capital ratios of the Bank at September 30, 2017, see Note 17 – Regulatory Matters to the Company’s unaudited consolidated financial statements presented elsewhere in this report.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017:

Common Equity Tier 1 Capital	$67,797	12.27%	$24,859	4.50%	$31,765	5.75%	$35,908	6.50%

Tier I Risk-Based Capital Ratio	$67,797	12.27%	$33,146	6.00%	$40,051	7.25%	$44,194	8.00%

Total Risk-Based Capital Ratio	$71,847	13.01%	$44,194	8.00%	$51,100	9.25%	$55,243	10.00%

Tier 1 Leverage Ratio	$67,797	10.53%	$25,751	4.00%	$33,798	5.25%	$32,189	5.00%

At December 31, 2016:

Common Equity Tier 1 Capital	$63,057	12.32%	$23,039	4.50%	$26,239	5.125%	$33,279	6.50%

Tier I Risk-Based Capital Ratio	$63,057	12.32%	$30,719	6.00%	$33,919	6.625%	$40,959	8.00%

Total Risk-Based Capital Ratio	$65,883	12.87%	$40,959	8.00%	$44,159	8.625%	$51,199	10.00%

Tier 1 Leverage Ratio	$63,057	10.45%	$24,133	4.00%	$27,904	4.625%	$30,166	5.00%

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

Banking regulations also limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, the Bank agreed in the Operating Agreement that it would not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including the minimum capital requirements.  The Bank received regulatory approval to pay a $23.27 million one-time cash dividend to the Company in July 2016 to be used to purchase all of the outstanding shares of Hopkins Bancorp, Inc. common stock in the Hopkins Merger. In addition to these regulatory restrictions, it should be noted that the declaration of dividends is at the discretion of the Company’s Board of Directors and will depend, in part, on the Company’s earnings and future capital needs. Accordingly, there can be no assurance that dividends will be declared in any future period. Due to the Bank’s desire to preserve capital to fund its growth, the Company currently does not anticipate paying dividends for the foreseeable future.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $132 million at September 30, 2017.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At September 30, 2017, we had $7 million in cash and due from banks, $33 million in interest bearing deposits with banks and federal funds sold, and $58 million in investment securities available for sale.

The Bank also has external sources of funds through the Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $161 million with the FHLB of which $48 million was available to be drawn on September 30, 2017 based on outstanding advances and qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $40 million of securities pledged at the FHLB, $18 thousand of securities pledged at the Reserve Bank, and an additional $19 million of unpledged securities.  Using all securities as collateral, the Bank could borrow approximately $57 million at September 30, 2017.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8.0 million with two institutions and a $4.0 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line. In March 2016, the Company and the lender under its unsecured revolving line of credit amended that line to increase the available borrowing limit from $1.0 million to $2.5 million.  The proceeds of the Company’s line of credit may be used for general corporate purposes.  At September 30, 2017, there were outstanding balances of $25 million under the Bank’s FHLB line and $0 under the Company’s other line of credit.

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

At September 30, 2017, the simulation analysis reflected that the Bank is in a neutral to slightly liability sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

An evaluation of the effectiveness of these disclosure controls at September 30, 2017 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2017, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, Alvin and Lois Lapidus filed suit against the Bank on September 20, 2016 in the United States District Court, District of Maryland, in which they alleged that a former employee of Hopkins Federal Savings Bank embezzled approximately $1.45 million from their deposit accounts at Hopkins Federal Savings Bank prior to the Hopkins Merger. On September 27, 2017, in settlement of this litigation, the Bank agreed to pay $1,417,608 to Mr. and Mrs. Lapidus and they agreed to dismiss the lawsuit with prejudice. The settlement agreement contains a full release of claims by Mr. and Mrs. Lapidus as to Bay Bank and its predecessors and successors, including Hopkins Federal Savings

Bank. On September 26, 2017, the Bank received insurance proceeds in the amount of $1,442,609 in connection with that settlement, which represent the settlement amount, less the Bank’s $75,000 insurance deductible, plus $100,000 for reimbursable audit expenses. The Bank previously received $100,000 in insurance proceeds for reimbursable claims expense.

In addition, we are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed or furnished with this quarterly report are listed in the exhibit index that immediately follows, which list is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of September 27, 2017, between Old Line Bancshares, Inc. and Bay Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2017, as amended on Form 8-K/A filed on September 28, 2017)

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

99.1

Form of Support Agreement, dated as of September 27, 2017, between Old Line Bancshares, Inc. and certain stockholders of Bay Bancorp, Inc.((incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 27, 2017, as amended on Form 8-K/A filed on September 28, 2017)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY BANCORP, INC

Date	November 09, 2017	By:	/s/ Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date	November 09, 2017	By:	/s/ Larry D. Pickett
Larry D. Pickett
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)