Form 10-K
period 2017-12-31
BAY BANCORP, INC.
filed 2018-03-28
CIK 859222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates was $53,625,336, computed by reference to the closing sales price of such equity at the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

At March 26, 2018, the number of shares outstanding of the registrant’s common stock was 10,717,889.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

You should also consider carefully the risk factors discussed in detail in the periodic reports that Bay Bancorp, Inc. files with the Securities and Exchange Commission (the “SEC”), which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition (see Part 1, Item 1A of this report for further information).  The risks discussed are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

On September 27, 2018, the Company and Old Line Bancshares, Inc. (“Old Line Bancshares”), the parent company of Old Line Bank, a Maryland trust company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will be merged with and into Old Line Bancshares, with Old Line Bancshares as the surviving corporation (the “Merger”). The Merger Agreement, which has been approved by the boards of directors of both companies, provides that each outstanding share of the Company’s common stock will be converted into the right to receive a number of shares of common stock of Old Line, with the exact exchange ratio to be determined prior to closing. Immediately following the Merger, the Company’s federal savings bank (“FSB”) subsidiary, Bay Bank, FSB (the “Bank”), will be merged with and into Old Line Bank, with Old Line bank as the surviving depository institution (the “Bank Merger”).

Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger by the stockholders of Old Line Bancshares and the Company and the receipt of required regulatory approvals. The stockholders of the Company and of Old Line Bancshares approved the Merger at special meetings thereof held on March 28, 2018. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved the Merger and related transactions on March 2, 2018, the Federal Deposit Insurance Corporation (the “FDIC”) approved the Bank Merger on March 6, 2018, and the Maryland Commissioner of Financial Regulation approved the Bank Merger on March 9, 2018. Therefore, all required stockholder and regulatory approvals with respect to the Merger and its related transactions have now been received. However, a lawsuit has been filed against the Company, its directors and Old Line

Bancshares pursuant to which the plaintiff seeks, among other things, to enjoin the Merger unless certain conditions are satisfied. Information about this lawsuit is set forth in Item 1A of Part I of this annual report under the heading, “Pending litigation related to the Merger may delay or prevent the Merger and could cause Old Line Bancshares and the Company to incur significant costs and expenses.”

The Merger Agreement includes customary representations, warranties and covenants of the parties. The

Merger Agreement contains termination rights of the Company and Old Line Bancshares and further provides that we will be required to pay Old Line Bancshares a termination fee of $5,076,000 if the Merger Agreement is terminated under specified circumstances set forth therein.

We expect the Merger to close on or about April 13, 2018, but this date is subject to change. For additional information regarding the pending Merger, please see as our definitive proxy statement filed with the Securities and

Exchange Commission (the “SEC”) on March 14, 2018, as updated from time to time.

You should keep in mind that discussions in this annual report that refer to the Company’s business, operations and risks in the future refer to the Company as a stand-alone entity up to the closing of the proposed Merger or if the Merger does not close, and that these considerations will be different with respect to the combined company after the closing of the Merger.

GENERAL

The Company, a Maryland corporation organized in 1990, is a savings and loan holding company headquartered in Columbia, Maryland. The Bank is also headquartered in Columbia, Maryland.  Until November 1, 2013, the Company operated under the name Carrollton Bancorp.  Effective November 1, 2013, the Company’s name was changed to Bay Bancorp, Inc.

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

Our mortgage division is in the business of originating residential mortgage loans and then selling them to investors.  The mortgage banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market.  Mortgage banking products include Federal Housing Administration and Federal Veterans Administration loans, conventional and nonconforming first and second mortgages, and construction and permanent financing.  Loans originated by the mortgage division are generally sold into the secondary market or retained by us as part of our balance sheet strategy. As part of planning for our proposed Merger, we expect to close this division in February 2018.

Investments in joint ventures are accounted for using the equity method.  The total investment in joint ventures at December 31, 2017 and December 31, 2016 is not considered material to the consolidated financial statements as a whole.

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

The Bank has three wholly-owned subsidiaries, Hopkins Financial Corporation, Hopkins Properties, Inc. and Encore Mortgage, Inc., all of which are Maryland entities that were acquired in the Hopkins Merger and engage in the business of investing excess cash in certificates of deposit issued by other depository institutions.

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

Mortgage Banking Activities

Until February 2018, we originated residential mortgage loans for resale in the secondary mortgage market through our mortgage division. We terminated this activity in contemplation of the proposed Merger. These loans were underwritten pursuant to standard underwriting guidelines.  While our intent was to sell all loans originated as loans held for sale, rarely, we were unable to sell a loan due to some underwriting defect.  These loans were transferred to the loan portfolio at the lower of their cost or fair value at the date of transfer.  Loans held for sale are sold with servicing rights released; gains or losses are recorded at the sale commitment date.

Other Banking Products

We offer our customers treasury services products that include wire transfer and ACH services, Check cards and automated teller machines at most of our full service branch locations, safe deposit boxes at some full service locations and credit cards through a third party processor.  In addition to traditional deposit services, we offer telephone banking services, mobile banking, internet banking services and internet bill paying services to our customers.  We also offer remote deposit capture to our commercial customers and mobile capture to our business and consumer customers.

EMPLOYEES

At December 31, 2017, the Bank had 121 full-time and 10 part-time employees.  None of our employees are represented by a union or covered under a collective bargaining agreement.  Management considers its employee relations to be excellent.

SUPERVISION AND REGULATION

General

The Company is a savings and loan holding company registered with the Federal Reserve under the Home Owners Loan Act of 1933, as amended (the “HOL Act”), and, as such, is subject to the supervision, examination and reporting requirements of the HOL Act and the regulations of the Federal Reserve.  As a publicly traded company whose common stock is registered under Section 12(b) of the Exchange Act and listed on the NASDAQ Capital Market, the Company is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

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

During 2013, significant media attention was given to the Dodd-Frank Act’s amendment of the Bank Holding Company Act of 1956 (the “BHC Act”) to require the U.S. financial regulatory agencies to adopt rules that prohibit banking institutions and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  The statutory provision is commonly called the “Volcker Rule”.  The U.S. financial regulatory agencies adopted final rules implementing the Volcker Rule on December 10, 2013.  The Volcker Rule became effective on July 21, 2012 and the final rules initially had an effective date of April 1, 2015, but the U.S. financial regulatory agencies issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015.  On December 18, 2015, the Federal Reserve granted an additional one year extension to July 21, 2016, for certain “legacy covered fund” investments and relationships entered into by banking entities prior to December 31, 2013.  The Federal Reserve also indicated that it planned to grant an additional one year extension to July 21, 2017, at a later date.  We completed our evaluation of the impact of the Volcker Rule and the final rules adopted thereunder and determined that they will not have a material effect on our operations, as we believe that we do not engage in the businesses prohibited by the Volcker Rule.  We may incur costs related to the adoption of additional policies and systems to ensure compliance with the Volcker Rule, but we do not expect that such costs would be material.

Several of the Dodd-Frank Act’s provisions remain subject to final rulemaking by the U.S. financial regulatory agencies, and the Dodd-Frank Act’s impact on our business will depend to a large extent on how and when such rules are adopted and implemented by the primary U.S. financial regulatory agencies.  We continue to analyze the impact of rules adopted under the Dodd-Frank Act on our business, but the full impact will not be known until the rules and related regulatory initiatives are finalized and their combined impact can be understood.  We do anticipate that the Dodd-Frank Act will increase our regulatory compliance burdens and costs and may restrict the financial products and services that we offer to our customers in the future.  In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of and ensure compliance with this law and its rules.

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

At December 31, 2017, the Bank’s capital exceeded all applicable regulatory requirements and the Bank was considered well capitalized. In addition at December 31, 2017, the Bank’s capital exceeded the capital conservation buffer requirements being phased at 1.25% and fully phased in 2.5%.

Loans-to-One Borrower

Generally, an FSB may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily determinable marketable collateral, which generally does not include real estate.  At December 31, 2017, the Bank was in compliance with the loans-to-one-borrower limitations.

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

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.  At December 31, 2017, the Bank satisfied the QTL test.  An FSB that fails the QTL test must operate under specified restrictions, including limits on growth, branching, new investment and dividends.  As a result of the Dodd-Frank Act, noncompliance with the QTL test is subject to regulatory enforcement action as a violation of law.

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

Community Reinvestment Act and Fair Lending Laws

All FSBs have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OCC to help meet the credit needs of their communities, including low and moderate income borrowers.  In connection with its examination of an FSB, the OCC is required to assess the FSB’s record of compliance with the CRA.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An FSB’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  At December 31, 2017, the Bank’s CRA rating was “Outstanding.”  All FDIC-insured institutions are required to make available to the public their most recent CRA performance evaluation.

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

At December 31, 2017, the Bank met the criteria for being considered “well-capitalized”.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB, which is one of 12 regional banks in the Federal Home Loan Bank System.  The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership.  At December 31, 2017, the Bank was in compliance with this requirement.

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

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015.  At December 31, 2017, we are in compliance with these integrated mortgage disclosure rules.

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

Permissible Activities

Under present law, the business activities of the Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the BHC Act or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the Federal Reserve, and certain additional activities authorized by Federal Reserve regulations.

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

Capital

Savings and loan holding companies have not historically been subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable within Tier 1 capital by bank holding companies, within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies at January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

RISKS RELATED TO OUR PENDING MERGER WITH OLD LINE BANCSHARES

Completion of the Merger is conditioned upon the satisfaction of customary closing conditions.

Although the Company and Old Line Bancshares have agreed in the Merger Agreement to use reasonable best efforts to consummate the Merger, the Merger is subject to various closing conditions that might not be satisfied. The Merger will not be consummated unless and until all of those closing conditions are either satisfied or waived by the parties. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay in completing the Merger may adversely affect the benefits that the Company and Old Line Bancshares expect to achieve from the Merger and the integration of our businesses. In addition, failure to complete the Merger may adversely affect Old Line Bancshares.

Failure to complete the Merger could materially and adversely impact our stock price and future businesses and financial results. If the Merger is not completed, then our ongoing business may be materially and adversely affected and we will be subject to several risks, including the following:

•	We may be required, under certain circumstances, to pay Old Line Bancshares a termination fee of $5,076,000 under the Merger Agreement;

•	We will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies; and

•

Matters relating to the Merger have required and may require substantial commitments of time and resources by our management that could otherwise have been devoted to other opportunities that may have been beneficial the Company as an independent company.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the

Merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement.

If the Merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially and adversely affect our business, financial results and stock price.

The Merger Agreement limits our ability to pursue alternative transactions to the Merger and requires us to pay a termination fee if we do.

The Merger Agreement prohibits the Company and our directors, officers, representatives and agents, subject to narrow exceptions, from initiating, encouraging, soliciting or entering into discussions with any third party regarding alternative acquisition proposals. The prohibition limits our ability to pursue offers from other possible acquirers that may be superior to the pending Merger with Old Line Bancshares from a financial point of view. If we receive an unsolicited proposal from a third party that is superior from a financial point of view to that made by Old Line Bancshares and the Merger Agreement is terminated, we would be required to pay a termination fee of $5,076,000. This fee makes it less likely that a third party will make an alternative acquisition proposal.

If the Merger is completed, then Old Line Bancshares may fail to realize all of the anticipated benefits of the Merger.

Because the consideration to be paid to our stockholders in the Merger in exchange for their shares of the Company’s common stock consists of Old Line Bancshares common stock, realization of the anticipated benefits in the Merger for our stockholders in the Merger will depend, in part, on the combined company’s ability to successfully integrate the businesses and operations of the Company and Old Line Bancshares. The combined company will be required to devote significant management attention and resources to integrating its business practices, operations and support functions.

The success of the Merger will depend, in part, on Old Line Bancshares’ ability to realize the anticipated benefits and cost savings from combining the businesses of Old Line Bancshares and the Company. To realize these anticipated benefits and cost savings, however, Old Line Bancshares must successfully combine the businesses of Old Line Bancshares and the Company. If Old Line Bancshares is unable to achieve these objectives, then the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

Old Line Bancshares and the Company have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect Old Line Bancshares’ and the Company’s ability to maintain their relationships with their respective clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies may, to some extent, also divert management attention and resources. These integration matters could have an adverse effect on each of Old Line Bancshares and the Company during such transition period.

If the Merger is not completed, then we will have incurred substantial expenses without realizing the expected benefits.

We have incurred substantial expenses in connection with the execution of the Merger Agreement and the

Merger. The completion of the Merger depends on the satisfaction of specified conditions, including the approval of the

Merger by stockholders of Old Line Bancshares and the Company. There is no guarantee that these conditions will be satisfied. If the Merger is not completed, then these expenses could have a material and adverse impact on our financial condition and/or results of operations because we would not have realized the expected benefits of the Merger.

Because the aggregate consideration to be received in the Merger is subject to adjustment, our stockholders will not know the value of the consideration that they will receive in the Merger until its effective time.

Upon completion of the Merger, our stockholders will receive, for each share of the Company’s common stock they own, between approximately 0.4047 and 0.4600 shares of Old Line Bancshares common stock, subject to adjustment, provided that cash will be paid in lieu of any fractional shares. The consideration will be adjusted in connection with the Company’s recent settlement of certain litigation and its resolution of certain loans. The consideration may also be adjusted if at any time during the five trading days before the effective date of the Merger, the volume-weighted average closing price of Old Line Bancshares common stock during the 20 prior trading days is less than $24.30 and the decrease in such price from $27.00 is more than 15% lower than the change in the average of NASDAQ Bank Index prices for the 20 consecutive trading days ending on the trading day prior to the determination date (the “Final Index Price”) relative to the NASDAQ Bank Index closing price as of September 27, 2017, which allows the Company to terminate the Merger Agreement, and Old Line Bancshares exercises its right to prevent the Company from so terminating by increasing the consideration (by increasing the number of shares, making a cash payment or a combination of both) so that the per share consideration is an amount that equals the lesser of (i) $11.178 or (ii) (a) the Final Index Price divided by the NASDAQ Bank Index closing price as of September 27, 2017, multiplied by (b) 0.3910 and the Old Line Bancshares 20 day volume-weighted average price, divided by (c) the quotient of the Old Line Bancshares 20 day volume-weighted average price divided by $27.00. Therefore, the value of the per share and aggregate consideration to be received in the Merger will depend on the market price of Old Line Bancshares common stock on the closing date of the Merger and the applicability and extent of any adjustments. The impact of these adjustments on the number of Old Line Bancshares common stock issued for each share of the Company’ common stock will vary based on the recent trading prices of Old Line Bancshares common stock as of the effective date of the Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the businesses, operations and prospects of Old Line Bancshares and regulatory considerations. Many of these factors are beyond Old Line Bancshares’ control.

As noted above, the Company has the option, but is not required, to terminate the Merger Agreement if the average price of the Old Line Bancshares common stock falls below certain thresholds, although the Company would not have this option if Old Line Bancshares, in its sole discretion, were to exercise its right to prevent the Company from so terminating by increasing the consideration. We cannot predict at this time whether our board of directors would exercise its right to terminate the Merger Agreement if these conditions were met. The Merger Agreement does not provide for a resolicitation of the Company’s stockholders in the event that the conditions are met following the approval of the Merger by the Company’s stockholders and our board nevertheless chooses to complete the transaction. Our board of directors has made no decision as to whether it would exercise its right to terminate the Merger Agreement. In considering whether to exercise its right to terminate the Merger Agreement, our board of directors would take into account all of the relevant facts and circumstances that exist at the time and would consult with our financial advisors and legal counsel.

Pending litigation related to the Merger may delay or prevent the Merger and could cause Old Line Bancshares and the Company to incur significant costs and expenses.

On December 14, 2017, Adam Franchi, both individually and on behalf of a putative class of the Company’s stockholders, filed a complaint in the United States District Court for the District of Maryland against Bay Bancorp and its directors as well as Old Line Bancshares (the “Litigation”). The complaint alleges that the version of the joint proxy statement/prospectus that was filed with the SEC on November 22, 2017 omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and asks the court to, among other things, enjoin the parties from proceeding with the Merger unless and until they revise the joint proxy statement/prospectus so that it includes the information that is alleged to have been omitted therefrom.  In the event that the parties fail to do so and nevertheless proceed with the merger, the complaint asks the court to set aside the Merger or award rescissory damages. On February 14, 2018, without admitting any violation of law, Old Line Bancshares filed an amended joint proxy statement/prospectus with the SEC, and Mr. Franchi thereafter agreed to dismiss with prejudice all of his claims, but only as to himself and without prejudice to any other member of the putative class of stockholders.  On March 28, 2018, the parties to the Litigation entered into a Stipulation and Proposed Order of Dismissal (the “Stipulation”) that, if approved by the court, will resolve all issues raised in the Litigation except for a claim for attorneys’ fees. No assurance can be given that the court will approve the Stipulation. If the court does not approve the Stipulation, then the Litigation could delay or even prevent the merger and would likely cause the Company and Old Line Bancshares to incur significant legal fees and other costs to defend the claims, which could adversely impact the financial condition and results of operations of the Company and Old Line Bancshares, both before and after the Merger. No assurance can be given that Old Line Bancshares, the Company or the Company’s directors would be successful in the defense of these claims if they are not dismissed.

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

We grew significantly in 2013, 2015 and 2016 through acquisitions.  We intend to continue to grow both organically and by acquiring financial institutions and branches.  However, the market for acquisitions is highly competitive.  We may not be as successful in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches as we currently anticipate.  Even if we are successful with this strategy, we may not be able to manage this growth adequately and profitably due to unforeseen risks including:

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

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank beginning with our first full fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This standard will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Our commercial real estate loan portfolio represented approximately 43% of the total loan portfolio at December 31, 2017.  Underwriting and portfolio management activities cannot eliminate all risks related to these loans.

Commercial real estate loans will typically be larger than consumer loans and may pose higher risks than other types of loans.  This portfolio is bifurcated into “investor” and “owner-occupied” classes, with investor loans representing approximately 65% of the commercial real estate loan portfolio and 28% of the total loan portfolio.  The primary source of repayment for investor commercial real estate loans is through the income stream generated by the property or successful development and sale of their properties.  We may incur losses on investor commercial real estate loans due to declines in occupancy rates, rental rates and capitalization rates, which may decrease property values and may potentially decrease the likelihood that a borrower may find permanent financing alternatives.

At December 31, 2017, owner-occupied commercial real estate loans represented approximately 35% of the commercial real estate loan portfolio and 15% of the total loan portfolio.  The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.  If we are required to liquidate the collateral securing a loan to satisfy the debt, our earnings and capital could be adversely affected.

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

At December 31, 2017, our net deferred tax assets were valued at $1.8 million, which included $0.5 million associated with a federal and state net operating loss carryforward which we expect to be substantially utilized in the current year.  A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, management believes that it is more likely than not that some portion or all of the total deferred tax asset will not be realized.  Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value.  Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the common stock.  Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.  The impact of such an impairment could have a material adverse effect on our business, results of operations, and financial condition.

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

The full impact of the Dodd-Frank Act is unknown because some rule making efforts are still required to fully implement all of its requirements and the implementation of some enforcement efforts is just beginning. We anticipate continued increases in regulatory expenses as a result of the Dodd-Frank Act.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and affects the lending, investment, trading and operating activities of all financial institutions.

Based on the text of the Dodd-Frank Act and the implementing regulations, it is anticipated that the costs to banks may increase or fee income may decrease significantly, which could adversely affect our results of operations, financial condition and/or liquidity.

The Consumer Financial Protection Bureau may continue to reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices.  Compliance with any such change may impact our business operations.

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

As discussed above, the CFPB issued several rules in 2013 relating to mortgage operations and servicing, including a rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. These new rules have required the Bank to dedicate significant personnel resources and could have a material adverse effect on our operations.

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

The Sarbanes-Oxley Act requires management of every publicly traded company to perform an annual assessment of the company’s internal control over financial reporting and to report on whether the system is effective at the end of the company’s fiscal year.  If our management were to discover and report significant deficiencies or material weaknesses in our internal control over financial reporting, then the market value of our securities and shareholder value could decline.

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

The Bank is a community bank and our ability to maintain our reputation is critical to the success of our business.

The Bank is a community banking institution, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

Safeguarding our business and customer information increases our cost of operations. To the extent that we, or our third-party vendors, are unable to prevent the theft of or unauthorized access to this information, our operations may become disrupted, we may be subject to claims, and our net income may be adversely affected.

Our business depends heavily on the use of computer systems, the Internet and other means of electronic communication and recordkeeping. Accordingly, we must protect our computer systems and network from break-ins, security breaches, and other risks that could disrupt our operations or jeopardize the security of our business and customer information. Moreover, we use third party vendors to provide products and services necessary to conduct our day-to-day operations, which exposes us to risk that these vendors will not perform in accordance with the service arrangements, including by failing to protect the confidential information we entrust to them. Any security measures that we or our vendors implement, including encryption and authentication technology that we use to effect secure transmissions of confidential information, may not be effective to prevent the loss or theft of our information or to prevent risks associated with the Internet, such as cyber-fraud. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could permit unauthorized persons to gain access to our confidential information in spite of the use of security measures that we believe are adequate. Any compromise of our security measures or of the security measures employed by our vendors of our third party could disrupt our business and/or could subject us to claims from our customers, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

Our headquarters are located in Columbia, Maryland.  At December 31, 2017, the Bank operated 11 full-service branches, of which five were owned by the Bank and six were leased.  See Note 8 to the Notes to the Consolidated Financial Statements for additional information.

We own the following properties, which had an aggregate book value of $1.3 million at December 31, 2017:

Location	Description
427 Crain Highway	Full service branch with drive-thru
Glen Burnie, MD 21061

531 South Conkling Street	Full service branch with drive-thru
Baltimore, MD 21224

We lease the following facilities at an aggregate annual rental of approximately $1.2 million at December 31, 2017:

Location	Description	Lease Expiration Date (1)
4600 Wilkens Avenue, Suite 105	Full service branch	31-July-21
Arbutus, MD 21229

1740 East Joppa Road	Full service branch	31-Dec-21
Towson, MD 21234

7151 Columbia Gateway Dr., Ste. A	Executive, administrative, and operational offices,	30-Apr-19
Columbia, MD 21046	electronic banking. Full service branch

2328 West Joppa Road,	Loan offices as well as a full service branch	30-Sep-19
Lutherville, MD 21093

344 N. Charles Street	Full service branch	31-Mar-23
Baltimore, MD 21201

602 Hoagie Drive	Full service branch	30-Nov-24
Bel Air, MD 21014 (2)

10301 York Road	Full service branch and loan offices	31-May-26
Cockeysville, MD 21030 (2)

4040 Schroeder Avenue	Full service branch	31-Jan-28
Perry Hall, MD 21128 (2)

1726 Reisterstown Road	Full service branch	30-Sep-18
Pikesville, MD 21208

(1)	Expiration date, assuming the Company does not exercise all extension options.
(2)	Represents Ground leases for these facilities that are otherwise owned by the Bank.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Item 1A of Part I of this annual report under the heading “Pending litigation related to the Merger may delay or prevent the Merger and could cause Old Line Bancshares and the Company to incur significant costs and expenses” is incorporated by reference into this Item 3.

We are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, resulting from current ordinary course legal actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR BAY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR THE COMMON STOCK

Shares of the Company’s common stock are listed on The NASDAQ Capital Market under the symbol “BYBK”.  At March 26, 2018, there were 266 holders of record of the Company’s common stock, which does not include any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or by broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

The high and low closing sales prices for the shares of the Company’s common stock for each quarterly period of 2017 and 2016 as reported on the NASDAQ Capital Market are set forth in the following table:

	High	Low
2017
1st Quarter	$8.10	$6.50
2nd Quarter	7.65	6.80
3rd Quarter	11.35	7.20
4th Quarter	12.37	11.35

2016
1st Quarter	$5.09	$4.65
2nd Quarter	5.40	4.84
3rd Quarter	5.89	4.92
4th Quarter	6.80	5.26

On March 27, 2018, the closing sales price of the common stock, ticker BYBK, as reported on the NASDAQ Capital Market, was $13.35 per share.

DIVIDENDS

During 2017 and 2016, the Company’s board of directors did not declare any dividends on the common stock.

The Company’s ability to pay dividends is limited by federal banking laws and Maryland corporation laws.  Further, because the Company is primarily a holding company for the Bank and its other subsidiaries, the Company’s ability to pay dividends will largely depend on whether the Bank is able to pay dividends to the Company.  Banking regulations limit the amount of dividends that may be paid without prior approval by an FSB's regulatory agencies.  In addition to these regulations, in connection with the Company’s merger with Jefferson Bancorp, Inc. (“Jefferson”) in April 2013 (the “Jefferson Merger”), the Bank entered into the Operating Agreement.  Under the Operating Agreement, the Bank may not declare or pay any dividends or otherwise reduce its capital unless it is in compliance with the Operating Agreement, including its minimum capital requirements.  Due to the Company’s desire to preserve its and the Bank’s capital to fund growth, the Company currently does not anticipate paying cash dividends on its common stock for the foreseeable future.  In addition to these regulatory restrictions, it should be noted that the declaration of dividends by the Company and the Bank is at the discretion of their respective Boards of Directors and will depend, in part, on our earnings and future capital needs.  Accordingly, there can be no assurance that dividends will be declared in any future period.

TRANSFER AGENT AND REGISTAR

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Co. LLC, 6201 15th Avenue, Brooklyn, NY 11219.

ISSUER PURCHASES OF COMMON STOCK

Neither the Company nor any of its affiliates (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of the Company’s common stock during the fourth quarter of 2017.

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding Bay’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	2017	2016	2015	2014	2013(1)
Consolidated Income Statement Data:
Interest income	$27,887,020	$23,027,431	$23,209,506	$24,115,000	$19,019,543
Interest expense	2,339,220	1,850,134	1,834,883	1,257,199	1,261,969
Net interest income	25,547,800	21,177,297	21,374,623	22,857,801	17,757,574
Provision for loan losses	1,656,983	1,389,533	1,142,522	801,688	842,207
Net interest income after provision for loan losses	23,890,817	19,787,764	20,232,101	22,056,113	16,915,367
Bargain purchase gain	—	893,127	—	524,432	2,860,199
Other noninterest income	6,590,464	5,100,469	5,373,969	7,181,749	6,084,779
Merger related expense	439,055	1,758,337	22,097	1,028,239	2,041,756
Other noninterest expenses	21,200,161	21,428,071	22,518,543	26,428,132	20,073,365
Income before income taxes	8,842,065	2,594,952	3,065,430	2,305,923	3,745,224
Income taxes (benefit)	4,000,579	1,001,596	1,134,665	(726,785)	504,090
Net income from continuing operations, net of taxes	$4,841,486	$1,593,356	$1,930,765	$3,032,708	$3,241,134
Net income from discontinued operations, net of taxes	—	366,034	—	—	—
Net income from discontinued operations attributable to non-controlling interest	—	199,491	—	—	—
Net income available to common stockholders	$4,841,486	$1,759,899	$1,930,765	$3,032,708	$3,241,134

Shares outstanding and per share data:
Average shares outstanding - basic	10,607,217	10,734,748	11,040,159	10,370,795	8,322,811
Average shares outstanding - diluted	10,740,982	10,860,153	11,178,133	10,565,336	8,342,646
Number of shares outstanding, at year-end	10,667,227	10,456,098	11,062,932	11,014,517	9,379,753
Net income - basic per share	$0.46	$0.16	$0.17	$0.29	$0.39
Net income - diluted per share	0.45	0.16	0.17	0.29	0.39
Book value per share at period end	6.74	6.29	6.12	6.05	5.82

Financial Condition data:
Assets	$658,972,924	$620,303,594	$491,161,838	$479,942,985	$419,089,303
Investment Securities	58,189,618	63,214,160	39,789,742	36,665,607	36,586,669
Loans (net of deferred fees and costs)	542,250,292	487,103,713	393,240,567	393,051,192	320,680,332
Allowance for loan losses	4,156,425	2,823,153	1,773,009	1,294,976	851,000
Deposits	572,754,560	526,458,394	367,415,938	387,830,132	360,933,471
Borrowings	10,000,000	20,000,000	52,300,000	22,150,000	—
Equity attributable to non-controlling interest	—	199,491	—	—	—
Equity attributable to common shareholders	71,876,129	65,727,735	67,682,489	66,643,286	54,554,268

Average Balances:
Assets	$632,726,301	$536,333,860	$481,145,938	$459,782,360	$358,397,210
Investment Securities	64,331,571	42,154,769	36,649,655	36,561,271	24,427,877
Loans	507,166,275	436,793,412	389,684,221	364,511,290	259,698,504
Interest-bearing Deposits	413,365,793	343,229,087	290,969,449	292,056,338	231,245,789
Borrowings	29,728,293	26,493,284	23,188,219	9,269,231	92,328
Stockholders' equity	66,781,799	66,146,705	65,747,418	61,530,969	48,537,003

Selected performance ratios:
Return on average assets	0.77%	0.37%	0.40%	0.66%	0.90%
Return on average equity	7.25%	2.96%	2.94%	4.93%	6.68%
Yield on average interest-earning assets	4.62%	4.50%	5.10%	5.60%	5.71%
Rate on average interest-bearing liabilities	0.53%	0.50%	0.58%	0.42%	0.55%
Net interest spread	4.09%	4.00%	4.51%	5.18%	5.16%
Net interest margin	4.23%	4.14%	4.70%	5.31%	5.33%

Asset Quality ratios:
Allowance for loan losses to loans	0.77%	0.58%	0.45%	0.33%	0.27%
Nonperforming loans to total loans	2.08%	3.02%	2.26%	3.41%	2.59%
Nonperforming assets to total assets	1.83%	2.55%	2.10%	3.10%	2.29%
Net charge-offs to average loans	0.21%	—%	0.03%	0.10%	0.25%

Capital ratios:
Leverage ratio (2)	10.54%	10.45%	13.75%	12.94%	11.41%
Tier 1 risk-based capital ratio (2)	12.11%	12.32%	16.14%	16.31%	14.42%
Total risk-based capital ratio (2)	12.85%	12.87%	16.58%	16.66%	14.68%
Average equity to average assets	12.11%	12.32%	13.66%	13.38%	13.54%

(1)	On April 19, 2013, Jefferson completed its acquisition of Carrollton Bancorp. All transactions since the acquisition date are included in our consolidated financial statements.
(2)	Capital ratios reported for Bay Bank, FSB.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The mergers and acquisitions completed over the last several years have strengthened our market position geographically and enhanced our delivery channels, allowing us to provide extraordinary customer service while delivering a fuller range of products and services and lessened our dependence on net interest income by adding fee-based sources of revenue including a mortgage origination division, and a payment sponsorship division.  Our sales organization was restructured from a chief lending officer and head of commercial real estate to market presidents for two regions and business lines.  In addition, we launched industry groups (dental, cyber and transportation) and product lines (asset-back, investor owned residential real estate and small business administration lending) to drive loan origination and deposit growth.  Amid the growth, our focus is on a high quality balance sheet, expense efficiency and improved profitability.

The Bank’s loan origination activities resulted in $55 million in net new loan growth in the Bank’s originated portfolio which represented an 11% annualized pace for 2017.  In the third quarter of 2016, following the Hopkins Merger, and continuing throughout 2017, the Bank resumed its focus on organic growth.  The Bank has a strong capital position and capacity for future growth with total regulatory capital to risk weighted assets of 12.85% at December 31, 2017.  The Bank has a proven record of success in acquisitions and acquired problem asset resolutions and had $6.5 million in remaining net purchase discounts on acquired loan portfolios at December 31, 2017.

At December 31, 2017, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s tier 1 risk-based capital ratio was 12.11% at December 31, 2017 as compared to 12.32% at December 31, 2016.  Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Balance Sheet Review

Total assets were $659 million at December 31, 2017, an increase of $39 million, or 6%, when compared to December 31, 2016.  The increase was due mainly to the $55 million increase in loans held for investment offset primarily by $5 million in lower investment securities and $8 million in lower cash and interest-bearing deposits with banks.

Total deposits were $573 million at December 31, 2017, an increase of $46 million, or 9%, when compared to December 31, 2016.  The increase was due to a $23 million increase in non-interest bearing deposits and a $23 million increase in interest bearing deposits (which included a $20 million temporary escrow deposit that was returned in January 2018). Short term borrowings were $10 million at December 31, 2017, a decrease of $10 million when compared to $20 million at December 31, 2016.

Stockholders’ equity increased to $72 million at December 31, 2017, compared to $66 million at December 31, 2016.  The $6 million, or 9%, increase for the year ended December 31, 2017 resulted primarily from the $5 million of corporate earnings and $1 million in the issuance of common stock and stock compensation expense under the Company’s stock option plans.

Return on average assets and return on average equity are key measures of our performance.  Return on average assets, the quotient of net income divided by average total assets, measures how effectively we utilize our assets to produce income.  Our return on average assets for the years ended December 31, 2017 and 2016 was 0.77% and 0.37%, respectively.  Return on average equity, the quotient of net income divided by average equity, measures how effectively we invest our capital to produce income.  Return on average equity for the years ended December 31, 2017 and 2016 was 7.25% and 2.96%, respectively.

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, or “TDRs”, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $12 million at December 31, 2017 from $16 million at December 31, 2016.  The decrease of $4 million was primarily driven by $1 million in net decreases in nonaccrual loans and $2 million in lower PCI loans past due 90 days or more.  Nonperforming assets represented 2% of total assets at December 31, 2017, compared to 3% at December 31, 2016.

At December 31, 2017, the Bank maintained capital in excess of all “well-capitalized” regulatory requirements.  The Bank’s tier 1 risk-based capital ratio was 12.11% at December 31, 2017 as compared to 12.32% at December 31, 2016.  Liquidity remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the investment portfolio.

Review of Financial Results

Net income for the year ended December 31, 2017 was $4.8 million, compared to $2.0 million for the same period of 2016.  The increase in net income was primarily the result of our organic loan growth resulting in an increase of $4.3 million in net interest income. In 2017, noninterest income increased as a result of a $1.4 million insurance income gain and a $0.5 million increase in sponsorship fees which offset last year’s $1.6 million in a net bargain purchase gain attributable to the Hopkins Merger and gains on securities sold resulting from increased sales and redemption of available for sale securities.  Noninterest expenses decreased by $1.6 million primarily from lower merger related expenses to the Hopkin Merger in 2016. These net increases were offset by $3.0 million in higher income tax expenses partially due to the revaluation of our deferred tax assets and liabilities at a lower federal income tax rate of 21% in light of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017.

Net interest income increased to $25.5 million for the year ended December 31, 2017, compared to $21.2 million for the same period of 2016.  The increase of $4.3 million resulted from a net growth in interest earning assets of $91.7 million, driven primarily by new loan originations and the assets acquired in the Hopkins Merger.

The net interest margin for the year ended December 31, 2017 increased to 4.23%, compared to 4.14% for 2016 due to a slightly higher yield on average earning assets.

Noninterest income for the year ended December 31, 2017 was $6.6 million, compared to $6.0 million for the same period of 2016.  This increase was primarily the result of a $1.4 million insurance income gain related to the settlement of litigation and $0.5 million in higher sponsorship fees, offset by the absence of the $0.9 million bargain purchase gain resulting from the Hopkins Merger in 2016, and a $0.7 million gain on securities sold resulting from increased sales and redemption of available for sale securities in 2016.  Other noninterest income increases of $0.4 million, primarily related to earnings on policies of bank owned life insurance (“BOLI”), were offset by decreases of $0.3 million in mortgage banking fees.

Noninterest expense for the year ended December 31, 2017 was $21.6 million compared to $23.2 million for 2016, a decrease of $1.6 million.  The primary contributors to the decrease were $1.8 million in merger and acquisition related expenses in 2016 related to the Hopkins Merger offset by $0.2 million in merger expenses related to the Hopkins Merger in 2017 and $0.3 million in merger expenses in 2017 related to the proposed Merger with Old Line Bancshares. Additional decreases in noninterest expenses were related to $0.5 million in lower occupancy and equipment expenses, $0.4 million in lower legal, accounting and professional fees, $0.3 million in lower foreclosure property expenses, and $0.2 million in lower FDIC insurance costs, offset by increases of $1.1 million in higher salary and employee benefits related to higher incentive and health insurance costs and $0.2 million in higher data and item processing costs.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All intercompany transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous year’s financial statements to the current year’s presentation.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities at the dates of the balance sheets and revenues and expenditures for the periods presented.  Therefore, actual results could differ from these estimates.  Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain.  When applying accounting policies in areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets.  The most critical accounting policies applied relate to treatment of the allowance for loan losses, accounting for acquired loans, valuation of the securities portfolio, and accounting for income taxes.

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

Accounting for Acquired Loans

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration at the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages.  PCI loans are initially measured at fair value, which considers estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance related to these loans is not carried over and recorded at the acquisition date.  We monitor actual loan cash flows to determine any improvement or deterioration from those forecasted at the acquisition date.  Our acquired loans with specific credit deterioration are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Certain acquired loans, those for which specific credit related deterioration subsequent to origination is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected.  Income recognition on PCI loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.

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

Accounting for Income Taxes

We use the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates in effect when these differences reverse.  The recently enacted Tax Act reduces the maximum U.S. federal corporate tax rate from 35% to 21% and the Company completed its accounting for the tax effects of the enactment and has made a reasonable estimate of the effects on our existing deferred tax balances as of December 31, 2017. The Company revalued all of its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws.  If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.  Realization of deferred tax assets is dependent on generating sufficient taxable income in the future.

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

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Average			Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:

Interest bearing deposits with banks and federal funds sold	$30,676,989	$375,735	1.22%	$29,235,495	$208,981	0.71%	$18,200,042	$37,297	0.20%
Investment securities available for sale	61,363,054	1,387,270	2.26%	39,333,535	909,153	2.31%	35,370,228	821,969	2.32%
Investment securities held to maturity	1,121,548	25,834	2.30%	1,204,399	32,782	2.72%	1,279,427	32,779	2.56%
Restricted equity securities	1,846,969	78,899	4.27%	1,616,835	87,444	5.41%	1,453,728	58,763	4.04%
Total interest-bearing deposits with banks, fed funds sold, and investments	95,008,560	1,867,738	1.97%	71,390,264	1,238,360	1.73%	56,303,425	950,808	1.69%

Loans held for sale	1,123,299	43,358	3.86%	3,456,844	120,997	3.50%	9,268,964	350,833	3.79%
Loans, net
Commercial & Industrial	72,415,132	3,484,170	4.81%	56,060,718	2,654,860	4.74%	35,800,127	1,888,496	5.28%
Commercial Real Estate	224,356,725	11,371,849	5.07%	186,954,260	9,431,078	5.04%	162,950,066	9,131,583	5.60%
Residential Real Estate	147,016,700	7,732,536	5.26%	137,510,914	7,042,723	5.12%	131,931,315	7,756,119	5.88%
HELOC	32,759,222	1,587,851	4.85%	33,103,754	1,459,779	4.41%	33,674,244	1,653,351	4.91%
Construction	23,359,760	1,211,700	5.19%	16,200,572	811,515	5.01%	18,741,548	1,101,524	5.88%
Land	4,719,739	424,105	8.99%	5,378,023	155,056	2.88%	5,439,531	263,058	4.84%
Consumer & Other	2,538,997	163,713	6.45%	1,585,171	113,063	7.13%	1,147,390	113,734	9.91%
Total loans, net (1)	507,166,275	25,975,924	5.12%	436,793,412	21,668,074	4.96%	389,684,221	21,907,865	5.62%
Total earning assets	603,298,134	$27,887,020	4.62%	511,640,520	$23,027,431	4.50%	455,256,610	$23,209,506	5.10%
Cash	6,671,442			6,679,212			3,955,371
Allowance for loan losses	(3,522,074)			(2,137,016)			(1,291,307)
Market valuation	87,417			627,296			538,025
Other assets	26,191,382			19,523,848			22,687,239
Total non-earning assets	29,428,167			24,693,340			25,889,328
Total Assets	$632,726,301			$536,333,860			$481,145,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking and savings	$174,005,586	$481,738	0.28%	$129,299,405	$322,233	0.25%	$84,326,839	$94,597	0.11%
Money market	121,221,482	492,063	0.41%	98,303,236	264,108	0.27%	91,545,248	263,821	0.29%
Time deposits	118,138,725	1,045,328	0.88%	115,626,446	1,072,357	0.93%	115,097,362	1,403,481	1.22%
Total interest-bearing deposits	413,365,793	2,019,129	0.49%	343,229,087	1,658,698	0.48%	290,969,449	1,761,899	0.61%
Borrowed funds:
Federal funds purchased	6,437	132	2.05%	2,985	28	0.94%	65,753	604	0.92%
FHLB advances and other borrowed funds	29,721,856	319,959	1.08%	26,490,299	191,408	0.72%	23,188,219	72,380	0.31%
Total borrowed funds	29,728,293	320,091	1.08%	26,493,284	191,436	0.72%	23,253,972	72,984	0.31%
Total interest-bearing funds	443,094,086	2,339,220	0.53%	369,722,371	1,850,134	0.50%	314,223,421	1,834,883	0.58%
Noninterest-bearing deposits	117,709,317	—		99,915,024	—		97,275,956	—
Total cost of funds	560,803,403	$2,339,220	0.42%	469,637,395	$1,850,134	0.39%	411,499,377	$1,834,883	0.45%
Other liabilities and accrued expenses	5,141,099			549,760			3,899,143
Total Liabilities	565,944,502			470,187,155			415,398,520
Stockholders' Equity	66,781,799			66,146,705			65,747,418
Total Liabilities and Stockholders' Equity	$632,726,301			$536,333,860			$481,145,938
Net interest income and spread(2)		$25,547,800	4.09%		$21,177,297	4.00%		$21,374,623	4.51%
Net interest margin(3)			4.23%			4.14%			4.70%

(1)	Non-accrual loans are included in average loan balances.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Net interest income increased to $25.5 million for the year ended December 31, 2017, compared to $21.2 million for the same period of 2016.  The increase of $4.3 million resulted from a $4.9 million increase in total interest income, offset by related interest expense primarily due to $91.7 million of net growth in average interest-earning assets driven primarily by new loan originations and assets acquired in the Hopkins Merger.

Total interest income increased by 21% for the year ended December 31, 2017 when compared to the same period of 2016.  Interest income on loans increased by $4.3 million, or 20%, and loans held for sale decreased $0.1 million, or 64%, for the year ended December 31, 2017 when compared to the same period of 2016.  Interest income on investment securities and interest-bearing deposits in banks and federal funds sold increased by $0.6 million for the year ended December 31, 2017 when compared to the same period of 2016.

Total interest expense increased by $0.5 million, or 26%, for the year ended December 31, 2017 when compared to the same period of 2016.  The increase in interest expense was primarily related to a $0.4 million increase in interest on deposits and a $0.1 million increase in interest on borrowings.  Average interest-bearing deposits increased $70.1 million in 2017 when compared to the same period of 2016, while the percentage of average noninterest-bearing deposits to total deposits was 22% for 2017 and 23% for 2016.

Effect of Volume and Rate Changes on Net Interest Income

The following table presents the effect of volume and rate changes on net interest income for the periods indicated:

	2017 versus 2016			2016 versus 2015
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Average volume	Average rate	Total	Average volume	Average rate	Total
Interest income:
Loans	$3,604,341	$703,509	$4,307,850	$2,425,970	$(2,665,761)	$(239,791)
Total interest-bearing deposits with banks, fed funds sold, and investments	464,303	165,075	629,378	130,439	157,113	287,552
Loans held for sale	(90,072)	12,433	(77,639)	(205,211)	(24,625)	(229,836)
Total interest income	3,978,572	881,017	4,859,589	2,351,198	(2,533,273)	(182,075)

Interest expense:
Time deposits	22,229	(49,258)	(27,029)	6,422	(337,546)	(331,124)
Other interest-bearing deposits	216,800	170,660	387,460	87,968	139,955	227,923
Borrowings	34,832	93,823	128,655	11,047	107,405	118,452
Total interest expense	273,861	215,225	489,086	105,437	(90,186)	15,251

Increase (decrease) in net interest income	$3,704,711	$665,792	$4,370,503	$2,245,761	$(2,443,087)	$(197,326)

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

We recorded a provision for loan losses of $1.7 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively.  As a result, the allowance for loan losses was $4.2 million at December 31, 2017, representing 0.77% of total loans, compared to $2.8 million, or 0.58% of total loans, at December 31, 2016.  Management expects both the allowance for losses and the related provision for loan losses to increase in the future due to the continued runoff of the acquired loan portfolio and growth in new loan originations.

Noninterest Income

The following table reflects the amounts and changes in noninterest income for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		2017 vs 2016
	2017	2016	$ Change	% Change

Payment sponsorship fees	$3,039,162	$2,524,101	$515,061	20%
Mortgage banking fees and gains	527,947	832,990	(305,043)	(37)%
Service charges on deposit accounts	337,012	278,949	58,063	21%
Bargain purchase gain	—	893,127	(893,127)	(100)%
(Loss) gain on securities	(59,377)	680,982	(740,359)	(109)%
Other noninterest income	2,745,720	783,447	1,962,273	250%
Total noninterest Income	$6,590,464	$5,993,596	$596,868	10%

Noninterest income for the year ended December 31, 2017 was $6.6 million, compared to $6.0 million for the same period of 2016.  The increase in 2017 was primarily the result of a $1.4 million insurance income gain related to the settlement of litigation and $0.5 million in higher sponsorship fees, offset by the absence of  the $0.9 million bargain purchase gain resulting from the Hopkins Merger in 2016, and a $0.7 million gain on securities sold resulting from increased sales and redemption of available for sale securities in 2016.  Other noninterest income increases of $0.4 million, primarily related to BOLI earnings, were offset by decreases of $0.3 million in mortgage banking fees.

Noninterest Expenses

The following table reflects the amounts and changes in noninterest expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		2017 vs 2016
	2017	2016	$ Change	% Change

Salary and benefits	$12,413,164	$11,301,774	$1,111,390	10%
Occupancy and equipment expenses	2,832,945	3,341,221	(508,276)	-15%
Data processing and item processing services	1,390,458	1,212,471	177,987	15%
Legal, accounting and other professional fees	716,358	1,082,206	(365,848)	-34%
Advertising and marketing related expenses	408,147	378,924	29,223	8%
FDIC insurance costs	311,063	464,616	(153,553)	-33%
Foreclosed property expenses	200,596	474,652	(274,056)	-58%
Loan collection costs	78,547	106,361	(27,814)	-26%
Core deposit intangible amortization	789,182	790,876	(1,694)	0%
Merger related expenses	439,055	1,758,337	(1,319,282)	-75%
Other expenses	2,059,701	2,274,970	(215,269)	-9%
Total Noninterest Expenses	$21,639,216	$23,186,408	$(1,547,192)	-7%

Noninterest expense for the year ended December 31, 2017 was $21.6 million compared to $23.2 million for 2016, a decrease of $1.6 million.  The primary contributors to the decrease were $1.8 million in merger and acquisition related expenses in 2016 related to the Hopkins Merger, offset by $0.2 million in merger expenses related to the Hopkins Merger in 2017 and $0.3 million in merger expenses in 2017 related to the proposed Merger with Old Line Bancshares. Additional decreases in noninterest expenses were related to $0.5 million in lower occupancy and equipment expenses, $0.4 million in lower legal, accounting and professional fees, $0.3 million in lower foreclosure property expenses, and $0.2 million in lower FDIC insurance costs, offset by increases of $1.1 million in higher salary and employee benefits related to higher incentive and health insurance costs and $0.2 million in higher data and item processing costs.

Income Taxes

For the year ended December 31, 2017, the provision for income taxes totaled $4.0 million, or an effective tax rate of 45.2%, compared to a provision for income taxes of $1.0 million, or an effective tax rate of 38.6%, for 2016. The increase in the provision for 2017 was primarily related to the increase in net income before taxes and the change in the rate was primarily related to a $0.7 million increase in income taxes expense in 2017 related to the revaluation of our deferred assets and liabilities upon the enactment of the Tax Act signed into law on December 22, 2017.

FINANCIAL CONDITION

Our total assets were $659 million at December 31, 2017, an increase of $39 million, or 6%, when compared to the $620 million recorded at December 31, 2016.  Loans, net of deferred fees and costs, increased by $55 million, or 11%, as a result of new loan originations.  Cash and cash investments and investment securities decreased by $13 million as a result of timing and increased maturities in 2017. Total deposits were $573 million at December 31, 2017, an increase of $47 million, or 9%, when compared to the $526 million recorded at December 31, 2016.  The increase was due to an increase in noninterest-bearing deposits of $23 million and a $23 million increase in interest-bearing deposits of $23 million, primarily related to a $20 million temporary escrow deposit returned in January 2018. Short term borrowings were $10 million at December 31, 2017, a decrease of $10 million when compared to December 31, 2016.  Stockholders’ equity increased to $72 million at December 31, 2017, compared to $66 million at December 31, 2016.  The $6 million, or 9%, increase for the year ended December 31, 2017 resulted primarily from the $5 million in corporate earnings and $1 million in stock compensation plan related increases.  The book value of the Company’s common stock was $6.74 at December 31, 2017 and $6.29 at December 31, 2016.

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

Investment securities decreased $5 million to $58 million at December 31, 2017 from $63 at December 31, 2016.  This decrease was primarily driven by $7 million of net sales and redemption of investment securities and principal pay downs of $9 million offset by $11 million in net purchases.

The composition of investment securities, at carrying value, at December 31, 2017, 2016 and 2015 are presented in the following table:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Available for sale securities
U.S. government agency	$6,821,547	12.2%	$7,773,118	12.9%	$3,810,639	11.4%
U.S. treasury securities	8,652,660	15.5%	8,623,259	14.3%	5,872,140	17.6%
Residential mortgage-backed securities	31,397,837	56.3%	30,813,481	51.2%	15,023,225	45.0%
State and municipal bonds	2,564,647	4.6%	2,637,280	4.4%	4,531,554	13.6%
Corporate bonds	6,359,500	11.4%	10,328,455	17.1%	4,058,140	12.2%
Total debt securities	55,796,191	100.0%	60,175,593	99.9%	33,295,698	99.8%
Equity securities	18,025	—%	57,134	0.1%	56,535	0.2%
Total available for sale	$55,814,216	100.0%	$60,232,727	100.0%	$33,352,233	100.0%

Held to maturity securities
U.S. government agency	$-	—%	$—	—%	$334,257	21.2%
Residential mortgage-backed securities	1,073,107	100.0%	1,158,238	100.0%	1,238,908	78.8%
Total held to maturity	$1,073,107	100.0%	$1,158,238	100.0%	$1,573,165	100.0%

Restricted equity securities, at cost
Stock equity investments	$1,302,295		$1,823,195		$4,864,344

Maturities and weighted average yields for investment securities at December 31, 2017 are presented in the following table:

	2017
	Amortized	Fair	Yield
	Cost	Value	(1), (2)
Maturing - Available for sale
Within one year	$5,543,158	$5,537,907	1.24%
Over one to five years	7,971,926	8,027,149	2.72%
Over five to ten years	10,834,180	10,833,298	3.24%
Residential mortgage-backed securities	31,581,368	31,397,837	2.43%
Total debt securities	$55,930,632	$55,796,191

Maturing - Held to maturity
Residential mortgage-backed securities	1,073,107	1,060,406	2.45%
Total held to maturity	$1,073,107	$1,060,406

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities decreased $0.5 million to $1.3 million at December 31, 2017, from $1.8 million at December 31, 2016.  This decrease resulted primarily from the net purchase and redemption of FHLB stock required as a result of increases and decreases in borrowings from the FHLB.

Loans Held for Sale

Loans held for sale were $1.1 million at December 31, 2017, compared to $1.6 million at December 31, 2016.  The decrease in loans held for sale for 2017 was due to lower originations and loan sales due to a fewer number of loan originators during 2017.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial & Industrial	$79,776,508	15%	$67,234,642	14%	$46,464,340	12%	$33,454,280	9%	$34,278,539	11%
Commercial Real Estate	234,097,013	43%	205,495,337	42%	168,569,159	43%	158,714,554	40%	157,450,876	49%
Residential Real Estate	145,568,138	27%	153,368,115	32%	124,810,853	32%	140,374,035	36%	73,323,554	23%
Home Equity Line of Credit	33,810,692	6%	33,256,012	7%	33,722,696	9%	35,717,982	9%	33,257,822	10%
Land	5,805,203	1%	5,870,999	1%	5,229,645	1%	5,856,875	1%	1,716,747	1%
Construction	40,482,660	8%	19,804,912	4%	13,277,353	3%	18,052,287	5%	19,343,013	6%
Consumer & Other	2,710,078	-%	2,073,696	-%	1,166,521	-%	881,179	-%	1,309,781	-%
Total Loans	542,250,292	100%	487,103,713	100%	393,240,567	100%	393,051,192	100%	320,680,332	100%
Less: Allowance for Loan Losses	(4,156,425)		(2,823,153)		(1,773,009)		(1,294,976)		(851,000)
Net Loans	$538,093,867		$484,280,560		$391,467,558		$391,756,216		$319,829,332

Loans, net of deferred fees and costs, increased by $55 million to $542 million at December 31, 2017 from $487 million at December 31, 2016, primarily due to new originations outpacing pay downs.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2017:

		After One Through
	One Year or Less	Five Years	After Five Years	Total
By Loan Category:
Commercial & Industrial	$25,234,277	$21,940,550	$32,601,681	$79,776,508
Commercial Real Estate	35,746,958	73,276,908	125,073,147	234,097,013
Residential Real Estate	18,148,753	21,644,294	105,775,091	145,568,138
Home Equity Line of Credit	30,864,840	225,027	2,720,825	33,810,692
Land	4,893,318	866,274	45,611	5,805,203
Construction	27,874,017	1,485,536	11,123,107	40,482,660
Consumer & Other	1,660,256	314,262	735,560	2,710,078
Total	$144,422,419	$119,752,851	$278,075,022	$542,250,292

By Rate Terms:
Fixed rate	29,016,199	109,870,792	240,720,479	379,607,470
Adjustable rate	115,406,220	9,882,059	37,354,543	162,642,822
Total	$144,422,419	$119,752,851	$278,075,022	$542,250,292

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

At December 31, 2017, we had 218 impaired loans totaling $27 million (including PCI loans of $21 million).  Of this amount, 123 impaired loans totaling $11 million were classified as nonaccrual loans.  At December 31, 2017, TDRs included in impaired loans totaled $0.4 million, one loan of which was included in nonaccrual loans having a total balance of $0.1 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At December 31, 2017, the total valuation allowance for impaired loans was $0.4 million.

At December 31, 2016, we had 261 impaired loans totaling $36 million (including PCI loans of $31 million).  Of this amount, 132 impaired loans totaling $12 million were classified as nonaccrual loans.  At December 31, 2016, TDRs included in impaired loans totaled $1.8 million, nine loans of which were included in nonaccrual loans having a total balance of $1.3 million.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.  At December 31, 2016, the total valuation allowance for impaired loans was $0.3 million.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2017	2016	2015	2014	2013

Nonaccrual loans excluding PCI loans	$5,809,391	$5,001,338	$4,794,377	$5,237,356	$3,809,000
Nonaccrual PCI loans	4,646,325	6,686,085	1,089,461	1,620,710	179,114
TDR loans excluding those in nonaccrual loans	352,161	500,411	623,912	1,155,508	1,633,980
Accruing PCI loans past due 90+ days	222,281	2,421,735	2,354,891	5,380,847	2,692,572

Total nonperforming loans	11,030,158	14,609,569	8,862,641	13,394,421	8,314,666

Real estate acquired through foreclosure	991,615	1,224,939	1,459,732	1,480,472	1,290,120

Total nonperforming assets	$12,021,773	$15,834,508	$10,322,373	$14,874,893	$9,604,786

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $12 million at December 31, 2017 from $16 million at December 31, 2016.  Nonperforming assets represented 1.8% of total assets at December 31, 2017, compared to 2.6% at December 31, 2016.  Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

Potential problem loans consist of loans that are performing under contract but for which credit problems have caused us to place them on our list of criticized loans.  These loans have a risk rating of 6 (Special Mention) or higher, and exclude all nonaccrual loans and accruing loans past due 90+ days.  At December 31, 2017, these loans totaled $10.5 million and consisted primarily of Commercial Real Estate and Residential Real Estate loans which had balances of $1.2 million and $7.8 million, respectively.  At December 31, 2016, these loans totaled $12.1 million and consisted primarily of Commercial Real Estate and Residential Real Estate loans which had balances of $4.9 million and $4.8 million, respectively.  Difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as nonperforming assets in the future.

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

The allowance consists of specific and general components.  The specific component relates to individual loans that are classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement and primarily includes nonaccrual, TDRs, and PCI loans where cash flows have deteriorated from those forecasted at the acquisition date.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value of the loan.  For collateral-dependent impaired loans, any measured impairment is properly charged off against the loan and allowance in the applicable reporting period.  The specific component may fluctuate from period to period if changes occur in the nature and volume of impaired loans.

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

The allowance was $4 million at December 31, 2017, compared to $3 million at December 31, 2016.  The allowance as a percentage of total portfolio loans was 0.77% at December 31, 2017 and 0.58% at December 31, 2016.  Management expects continued gradual increases in our allowance for loan losses due to the gradual runoff of the discount on the acquired loan portfolio and an increase in new loan originations.

For non-impaired loans acquired by the Bank from Bay National Bank on July 10, 2010 without evidence of deteriorated credit quality, there was net unamortized discount of $0.2 million and $0.4 million at December 31, 2017 and December 31, 2016, respectively, which represented 2.3% and 3.3%, respectively, of the related loan balance.  For non-impaired acquired legacy Carrollton Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $0.9 million and $1.0 million at December 31, 2017 and December 31, 2016, respectively, which represented 1.3% and 1.2%, respectively, of the related loan balance.  For non-impaired acquired legacy Slavie Federal Savings Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $1.1 million and $1.6 million at December 31, 2017 and December 31, 2016, respectively, which represented 3.8% and 4.1%, respectively, of the related loan balance.  For non-impaired acquired legacy Hopkins Bank portfolio loans without evidence of deteriorated credit quality, there was net unamortized discount of $0.3 million and $0.4 million at December 31, 2017 and December 31, 2016, respectively, which represented 1.1% and 0.8%, respectively, of the related loan balance.

As the total combined remaining net discount exceeded the indicated total required reserve for these loan pools, no additional reserves were recorded.

During the year ended December 31, 2017, we recorded net charge offs of $323,711, compared to net charge offs of $339,389 during the year ended December 31, 2016.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$2,823,153	$1,773,009
Charge offs:
Residential Real Estate	(559,369)	(385,069)
Home Equity Line of Credit	—	(5,203)
Construction	(15,593)	—
Consumer & Other	(14,999)	(455)
Total charge offs	(589,961)	(390,727)

Recoveries:
Commercial & Industrial	375	—
Residential Real Estate	167,350	51,338
Land	98,091	—
Consumer & Other	434	—
Total recoveries	266,250	51,338

Net (charge offs) recoveries	(323,711)	(339,389)
Provision for loan loss	1,656,983	1,389,533

Balance at end of period	$4,156,425	$2,823,153

Net (charge offs) recoveries as a percentage of average loans	0.09%	0.10%

The following table presents the allowance for loan losses by loan category at the dates indicated below:

	2017			2016			2015			2014			2013
	Amount	%Loan	%Total	Amount	%Loan	%Total	Amount	%Loan	%Total	Amount	%Loan	%Total	Amount	%Loan	%Total
Commercial & Industrial	$577,702	0.7%	14%	$369,857	0.6%	13%	$210,798	0.5%	12%	$200,510	0.6%	15%	$167,400	0.5%	20%
Commercial Real Estate	1,658,803	0.7%	40%	1,082,855	0.5%	38%	727,869	0.4%	41%	554,585	0.3%	43%	324,080	0.2%	38%
Residential Real Estate	1,316,732	0.9%	32%	1,043,778	0.7%	37%	593,084	0.5%	33%	203,413	0.1%	16%	80,239	0.1%	9%
Home Equity Line of Credit	246,161	0.7%	6%	184,296	0.6%	7%	157,043	0.5%	9%	166,733	0.5%	13%	129,203	0.4%	15%
Land	40,988	0.7%	1%	19,159	0.3%	1%	15,713	0.3%	1%	8,687	0.1%	1%	6,918	0.4%	1%
Construction	296,133	0.7%	7%	111,503	0.6%	4%	62,967	0.5%	4%	153,089	0.8%	12%	135,416	0.7%	16%
Consumer & Other	19,906	0.7%	0%	11,705	0.6%	0%	5,535	0.5%	0%	7,959	0.9%	1%	7,744	0.6%	1%
Total Loans	$4,156,425	0.8%	100%	$2,823,153	0.6%	100%	$1,773,009	0.5%	100%	$1,294,976	0.3%	100%	$851,000	0.3%	100%

Deposits

The following deposit table presents the composition of deposits at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016		2017 vs 2016
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$134,617,261	24%	$111,378,694	21%	$23,238,567	21%

Interest-bearing deposits:
Checking	65,077,405	11%	58,482,158	11%	6,595,247	11%
Savings	107,112,529	19%	120,376,229	23%	(13,263,700)	(11)%
Money market	150,534,960	26%	109,550,925	21%	40,984,035	37%
Total interest-bearing checking, savings and money market deposits	322,724,894	56%	288,409,312	55%	34,315,582	12%

Time deposits $100,000 and below	60,970,287	11%	72,021,712	14	(11,051,425)	(15)%
Time deposits above $100,000 and below $250,000	40,537,390	7%	42,849,544	8%	(2,312,154)	(5)%
Time deposits above $250,000	13,904,728	2%	11,799,132	2%	2,105,596	18%
Total time deposits	115,412,405	21%	126,670,388	24%	(11,257,983)	(9)%

Total interest bearing deposits	438,137,299	76%	415,079,700	79%	23,057,599	6%

Total Deposits	$572,754,560	100%	$526,458,394	100%	$46,296,166	9%

Total deposits were $573 million at December 301 2017, an increase of $46 million, or 9%, when compared to December 31, 2016.  Within the deposit base, noninterest-bearing deposits increased by $23 million, or 21%, interest-bearing checking account balances increased $7 million, or 11%, interest-bearing savings account balances decreased by $13 million, or 11%, money market balances increased $41 million, or 37%, and time deposit balances decreased by $11 million, or 9%, when compared to the amounts at December 31, 2016.

The ratio of noninterest-bearing deposits to total deposits was 24% at December 31, 2017, an increase of 3% from December 31, 2016.  Included in our deposit portfolio are brokered deposits through the Promontory Interfinancial Network.  Through this deposit matching network, which included CDARS and ICS, we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through CDARS and ICS on behalf of a customer, we typically receive matching deposits through the network’s reciprocal deposit program.  At December 31, 2017, we had zero and $15.0 million in CDARS and ICS deposits through the reciprocal deposit program, respectively, compared to $0.6 million and $10.5 million, respectively, at December 31, 2016.  We can also choose to place deposits through this network without receiving matching deposits.  At December 31, 2017 and at December 31, 2016, there were no non-reciprocating balances through this network.

Average balances by deposit category and the related average rate paid for the periods indicated are presented in the following table:

	Years Ended December 31,
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing deposits	$117,709,317	0.00%	$99,915,024	0.00%	$97,275,956	0.00%
Interest-bearing deposits:
Checking and savings	174,005,586	0.28%	129,299,405	0.25%	84,326,839	0.11%
Money market	121,221,482	0.41%	98,303,236	0.27%	91,545,248	0.29%
Total interest-bearing checking, savings and money market deposits	295,227,068	0.33%	227,602,641	0.26%	175,872,087	0.20%

Total time deposits	118,138,725	0.88%	115,626,446	0.93%	115,097,362	1.22%

Total interest-bearing deposits	413,365,793	0.53%	343,229,087	0.50%	290,969,449	0.58%

Total deposits	$531,075,110	0.41%	$443,144,111	0.39%	$388,245,405	0.44%

The following table presents the maturity distribution for time deposits of $250 thousand or more at December 31, 2017:

Amount
Three months or less	$297,726
Over three months through six months	253,764
Over six months through twelve months	2,613,262
Over twelve months	10,739,976
Total Time Deposits	$13,904,728

Borrowings

Borrowings at December 31, 2017 consist of FHLB overnight borrowings of $10 million, compared to FHLB overnight borrowings of $20 million at December 31, 2016.  The $10 million decrease in FHLB borrowings was primarily related to the timing of an increase in deposits in December 2017 related to a temporary escrow deposit.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

At December 31, 2017, our total stockholders’ equity increased to $72 million from $66 million at December 31, 2016, primarily as a result of $5 million in corporate earnings and $1 million for the issuance of common stock and stock-based compensation expense under the Company’s stock compensation plans.

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

For regulatory capital purposes at March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At December 31, 2017, $0.7 million of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At December 31, 2017 and 2016, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017:

Common Equity Tier 1 Capital	$68,579	12.11%	$25,476	4.50%	$32,553	5.75%	$36,799	6.50%

Tier I Risk-Based Capital Ratio	$68,579	12.11%	$33,968	6.00%	$41,045	7.25%	$45,291	8.00%

Total Risk-Based Capital Ratio	$72,735	12.85%	$45,291	8.00%	$52,367	9.25%	$56,613	10.00%

Tier 1 Leverage Ratio	$68,579	10.54%	$26,036	4.00%	$34,173	5.25%	$32,546	5.00%

At December 31, 2016:

Common Equity Tier 1 Capital	$63,057	12.32%	$23,039	4.50%	$26,239	5.125%	$33,279	6.50%

Tier I Risk-Based Capital Ratio	$63,057	12.32%	$30,719	6.00%	$33,919	6.625%	$40,959	8.00%

Total Risk-Based Capital Ratio	$65,883	12.87%	$40,959	8.00%	$44,159	8.625%	$51,199	10.00%

Tier 1 Leverage Ratio	$63,057	10.45%	$24,133	4.00%	$27,904	4.625%	$30,166	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $106 million at December 31, 2017.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At December 31, 2017, we had $9 million in cash and due from banks, $22 million in interest-bearing deposits with banks and federal funds sold, and $56 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $163 million with the FHLB of which $65 million was available to be drawn on December 31, 2017 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Reserve Bank and the FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had $38 million of securities pledged at the FHLB, $0.1 million of securities pledged at the Reserve Bank, and an additional $19 million of unpledged securities.  Using these securities as collateral, the Bank could borrow approximately $43 million at December 31, 2017.

Additionally, the Bank has unsecured federal funds lines of credit totaling $8 million with two institutions and a $4 million secured federal funds line of credit with another institution.  The secured federal funds line of credit with another institution would require the Bank to transfer securities currently pledged at the FHLB or the Federal Reserve Bank or to pledge unpledged securities to this institution before it could borrow against this line. The proceeds of the Company’s line of credit may be used for general corporate purposes.  At December 31, 2017, there were outstanding balances of $10 million under the Bank’s FHLB line and of $0 under the Company’s other line of credit.

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

At December 31, 2017, we were in a liability sensitive position over a one year measurement horizon.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400	bp	+300	bp	+200	bp	+100	bp	(100)	bp	(200)	bp	(300)	bp	(400)	bp
Policy Limit	(20.0)%		(15.0)%		(10.0)%		(5.0)%		(5.0)%		(10.0)%		(15.0)%		(20.0)%
December 31, 2017	(7.5)%		(5.6)%		(3.7)%		(1.7)%		(1.4)%		N/A		N/A		N/A
December 31, 2016	(9.9)%		(7.4)%		(4.9)%		(2.4)%		(4.0)%		N/A		N/A		N/A

As shown above, measures of net interest income at risk were slightly more favorable at December 31, 2017 than at December 31, 2016 at all interest rate shock levels over a 12 month modelling period.  All measures remained within prescribed policy limits.  The primary contributors to the more favorable position were additions and improvements to our asset sensitive balance sheet.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+400	bp	+300	bp	+200	bp	+100	bp	(100)	bp	(200)	bp	(300)	bp	(400)	bp
Policy Limit	(25.0)%		(20.0)%		(15.0)%		(10.0)%		(10.0)%		(15.0)%		(20.0)%		(25.0)%
December 31, 2017	7.2%		6.5%		5.1%		3.9%		(16.0)%		N/A		N/A		N/A
December 31, 2016	5.1%		4.8%		3.9%		3.2%		(15.1)%		N/A		N/A		N/A

The EVE at risk increased slightly at December 31, 2017 when compared to December 31, 2016 in most interest rate shock levels.    We evaluated the slightly below policy decrease at the (100) bp level and the declining rate scenario shown in the table above. Although we believe the likelihood of this scenario is extremely remote, we will continue to monitor our strategy and measure the impact of our adjustments to ensure they do not create new out-of-policy limit results.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

We have various contractual obligations that may require future cash payments.  The following table presents our significant contractual obligations at December 31, 2017:

	Projected Maturity Date or Payment Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time Deposits (1)	$115,412,405	$43,191,811	$61,139,334	$10,902,341	$178,919
Operating lease obligations (2)	10,194,145	1,123,057	1,562,934	1,301,946	6,206,208
Purchase obligations (3)	443,000	364,000	79,000	—	—
Total	$126,049,550	$44,678,868	$62,781,268	$12,204,287	$6,385,127

(1)	In the normal course of business, a substantial portion of these balances rollover into new time deposits.
(2)	The total obligation is estimated based on our normal monthly charges.
(3)	Represents payments required under a contract with our data processing services provider which expires in April 2018 and our financial systems service providers.

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

The following table presents our outstanding loan commitments, lines and letters of credit and mortgage loan repurchase obligations at December 31, 2017:

December 31, 2017
Loan commitments	$13,643,220
Unused lines of credit	92,732,676
Standby letters of credit	8,510,683
Mortgage loan repurchase obligation	1,399,750

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  Management is not aware of any accounting loss that we would incur by funding these commitments.  The Company’s contractual obligation for mortgage loan repurchase arises only when the breach of representations and warranties are discovered and repurchase is demanded.  The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events.  The loan balances and other fees subject to repurchase were $1.8 million and $7.2 million at December 31, 2017 and 2016, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Bay Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bay Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2015.

Gaithersburg, Maryland

March 28, 2018

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,

	2017	2016
ASSETS
Cash and due from banks	$9,316,482	$7,591,685
Interest bearing deposits with banks and federal funds sold	22,249,796	32,435,771
Total Cash and Cash Equivalents	31,566,278	40,027,456

Investment securities available for sale, at fair value	55,814,216	60,232,727
Investment securities held to maturity, at amortized cost	1,073,107	1,158,238
Restricted equity securities, at cost	1,302,295	1,823,195
Loans held for sale	1,097,160	1,613,497

Loans, net of deferred fees and costs	542,250,292	487,103,713
Less: Allowance for loan losses	(4,156,425)	(2,823,153)
Loans, net	538,093,867	484,280,560

Real estate acquired through foreclosure	991,615	1,224,939
Premises and equipment, net	3,306,025	3,882,343
Bank owned life insurance	16,205,352	15,729,302
Core deposit intangibles	2,241,127	3,030,309
Deferred tax assets, net	1,806,352	2,984,718
Accrued interest receivable	2,176,359	1,884,945
Accrued taxes receivable	2,469,620	1,153,102
Prepaid expenses	604,381	1,001,723
Other assets	225,170	276,540
Total Assets	$658,972,924	$620,303,594

LIABILITIES
Noninterest-bearing deposits	$134,617,261	$111,378,694
Interest-bearing deposits	438,137,299	415,079,700
Total Deposits	572,754,560	526,458,394

Short-term borrowings	10,000,000	20,000,000
Defined benefit pension liability	612,112	994,156
Accrued expenses and other liabilities	3,730,123	6,923,818
Total Liabilities	587,096,795	554,376,368

STOCKHOLDERS’ EQUITY
Common stock - par $1.00 per shares, authorized 20,000,000 shares, issued and outstanding 10,717,889 and 10,626,290 shares at December 31, 2017 and December 31, 2016, respectively.	10,667,227	10,456,098
Additional paid-in capital	41,692,751	40,814,285
Retained earnings	19,180,657	14,426,969
Accumulated other comprehensive income	335,494	30,383
Total controlling interest	71,876,129	65,727,735
Non-controlling interest	—	199,491
Total Stockholders' Equity	71,876,129	65,927,226
Total Liabilities and Stockholders' Equity	$658,972,924	$620,303,594

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$25,975,924	$21,668,074
Interest on loans held for sale	43,358	120,997
Interest and dividends on securities	1,492,003	1,034,090
Interest on deposits with banks and federal funds sold	375,735	204,270
Total interest income	27,887,020	23,027,431

INTEREST EXPENSE
Interest on deposits	2,019,129	1,658,698
Interest on federal funds purchased	132	28
Interest on short-term borrowings	319,959	191,408
Total interest expense	2,339,220	1,850,134
Net interest income	25,547,800	21,177,297

Provision for loan losses	1,656,983	1,389,533
Net interest income after provision for loan losses	23,890,817	19,787,764

NONINTEREST INCOME
Payment sponsorship fees	3,039,162	2,524,101
Mortgage banking fees and gains	527,947	832,990
Service charges on deposit accounts	337,012	278,949
Bargain purchase gain	—	893,127
(Loss) gain on securities	(59,377)	680,982
Other income	2,745,720	783,447
Total noninterest Income	6,590,464	5,993,596

NONINTEREST EXPENSES
Salary and benefits	12,413,164	11,301,774
Occupancy and equipment expenses	2,832,945	3,341,221
Data processing and item processing services	1,390,458	1,212,471
Legal, accounting and other professional fees	716,358	1,082,206
Advertising and marketing related expenses	408,147	378,924
FDIC insurance costs	311,063	464,616
Foreclosed property expenses and REO sales, net	200,596	474,652
Loan collection costs	78,547	106,361
Core deposit intangible amortization	789,182	790,876
Merger related expenses	439,055	1,758,337
Other expenses	2,059,701	2,274,970
Total noninterest expenses	21,639,216	23,186,408
Income before income taxes	8,842,065	2,594,952
Income tax expense	4,000,579	1,001,596
NET INCOME FROM CONTINUING OPERATIONS	4,841,486	1,593,356
Net income from discontinued operations, net of tax	—	366,034
NET INCOME	$4,841,486	$1,959,390
Net income from discontinued operations attributable to non-controlling interest	—	199,491
Net income available to common stockholders	$4,841,486	$1,759,899

Weighted average shares outstanding
Basic	10,607,217	10,734,748
Diluted	10,740,982	10,860,153

Earnings per share
Basic	$0.46	$0.16
Diluted	$0.45	$0.16

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016
Net income	$4,841,486	$1,959,390

Other comprehensive income (loss):

Net unrealized gain on securities available for sale:
Net unrealized gain on securities during the period	105,426	102,065
Reclassification adjustment for loss (gain) on securities included in net income	59,377	(680,982)
Income tax expense relating to items above	(78,783)	207,841
Net effect on other comprehensive income (loss)	86,020	(371,076)

Unrealized gain (loss) on defined benefit pension plan	335,716	(284,206)
Income tax (expense) benefit relating to item above	(116,625)	112,105
Net effect on other comprehensive income (loss)	219,091	(172,101)

Other comprehensive income (loss)	305,111	(543,177)
Comprehensive income	5,146,597	1,416,213

Comprehensive income available to non-controlling interest	—	199,491
Comprehensive income available to common stockholders	$5,146,597	$1,216,722

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2015	$11,062,932	$43,378,927	$12,667,070	$573,560	$—	$67,682,489

Net income	—	—	1,759,899	—	199,491	1,959,390
Other comprehensive income (loss)	—	—	—	(543,177)	—	(543,177)
Stock-based compensation	—	94,607	—	—	—	94,607
Issuance of common stock under stock-based compensation plan and 401K match	136,602	389,313	—	—	—	525,915
Repurchase of common stock	(743,436)	(3,048,562)	—	—	—	(3,791,998)
Balance December 31, 2016	$10,456,098	$40,814,285	$14,426,969	$30,383	$199,491	$65,927,226

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance December 31, 2016	$10,456,098	$40,814,285	$14,426,969	$30,383	$199,491	$65,927,226

Net income	—	—	4,841,486	—	—	4,841,486
Other comprehensive income (loss)	—	—	(87,798)	305,111	—	217,313
Stock-based compensation	—	263,168	—	—	—	263,168
Sale of iReverse	—	—	—	—	(199,491)	(199,491)
Issuance of common stock under stock-based compensation plan	211,129	615,298	—	—	—	826,427
Balance December 31, 2017	$10,667,227	$41,692,751	$19,180,657	$335,494	$—	$71,876,129

See accompanying notes to audited consolidated financial statements

BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income	$4,841,486	$1,959,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	579,012	649,878
Stock-based compensation	263,168	94,607
Amortization of investment premiums and discounts, net	224,415	237,298
Accretion of net discounts on loans	(2,626,987)	(1,894,976)
Amortization of core deposit intangibles	789,182	790,876
(Accretion) amortization of deposit discounts and premiums	(25,941)	4,955
Provision for loan losses	1,656,983	1,389,533
Increase in cash surrender value of bank owned life insurance	(476,050)	(117,950)
Bargain purchase gain	—	(893,127)
Loss (gain) on securities	59,377	(680,982)
Loss (gain) on sale and disposal of premises and equipment	97,773	(347,587)
Write down of real estate acquired through foreclosure	158,842	308,536
Gain on sale of real estate acquired through foreclosure	(86,587)	(34,940)
Origination of loans held for sale	(30,129,383)	(41,825,473)
Proceeds from sales of loans held for sale	31,610,318	45,998,019
Gains on sales of loans held for sale	(964,598)	(1,232,406)
Deferred income taxes	748,953	58,785
Net increase in accrued interest receivable	(291,414)	(86,412)
Net (increase) decrease in accrued taxes receivable	(1,316,518)	1,622,135
Net decrease (increase) in prepaid expenses and other assets	448,712	(8,981,750)
Net increase (decrease) in pension plan liability	99,884	(119,287)
Net decrease in accrued expenses and other liabilities	(3,393,186)	(355,050)
Net cash provided by (used in) operating activities - continuing operations	2,267,441	(3,455,928)
Net cash provided by operating activities - discontinued operations	—	408,721
Net cash provided by (used in) operating activities	2,267,441	(3,047,207)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	103,889,228
Purchases of investment securities available for sale	(8,808,580)	(18,429,993)
Redemptions and maturities of investment securities available for sale	13,104,591	32,853,420
Redemption and maturities of investment securities held to maturity	88,638	435,566
Net redemption of Federal Home Loan Bank Stock	520,900	1,358,500
Net increase in loans	(53,538,851)	(34,868,466)
Proceeds from sale of real estate acquired through foreclosure	856,617	958,058
Purchases of premises and equipment	(193,049)	(312,226)
Proceeds from sale of premises and equipment	92,581	1,282,832
Net cash (used in) provided by investing activities - continuing operations	(47,877,153)	87,166,919
Net cash provided by investing activities - discontinued operations	—	151,943
Net cash (used in) provided by investing activities	(47,877,153)	87,318,862

Cash flows from financing activities:
Net increase (decrease) in deposits	46,322,107	(43,091,338)
Net decrease in short-term borrowings	(10,000,000)	(32,300,000)
Repurchase of common stock	—	(3,791,998)
Issuance of common stock for 401K match	—	68,189
Issuance of common stock under stock-based compensation plans	826,427	457,726
Net cash provided by (used in) financing activities	37,148,534	(78,657,421)

Net (decrease) increase in cash and cash equivalents	(8,461,178)	5,614,234
Cash and cash equivalents at beginning of period	40,027,456	34,413,222
Cash and cash equivalents at end of period	$31,566,278	$40,027,456

Supplemental Disclosures of Cash Flow information:
Interest paid on deposits and borrowings	$2,362,896	$1,849,933
Net income tax paid (refunded)	4,322,000	(552,391)

Non Cash activities:
Transfer of loans to real estate acquired through foreclosure	$695,548	$996,860
Transfer of loans held for sale to loan portfolio	—	310,707

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

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses (the “allowance”); the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of intangible assets and other purchase accounting related adjustments; benefit plan obligations and expenses; the valuation of deferred tax assets, real estate acquired through foreclosure, and net assets acquired in the July 8, 2016 merger of Hopkins Bancorp, Inc. with and into the Company and the related merger of Hopkins Federal Savings Bank with and into the Bank (collectively, the “Hopkins Merger”); and the estimate of expected cash flows for loans acquired with deteriorated credit quality.

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

The Bank is required under regulations promulgated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain reserves against its transaction accounts.  These reserves are generally held in the form of cash or noninterest-earning accounts at the Bank.  Based on the nature of our transaction account deposits and the amount of vault cash on hand, the Bank is not required to maintain a reserve balance with the Federal Reserve at December 31, 2017 and 2016.

Investment Securities

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near future.  The Company held no trading securities at December 31, 2017 and 2016.  Available for sale securities are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held to maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

Net realized gains and losses on securities available for sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss).  Gains and losses on sales of securities are determined on a trade date basis using the specific-identification method.  Interest and dividends on investment securities are recognized in interest income on an accrual basis.  Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

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

The Company’s holdings of restricted stock investments consist of the following at December 31, 2017 and 2016:

	2017	2016
Federal Home Loan Bank	$983,300	$1,504,200
Visa Inc., Class B	204,195	204,195
Maryland Financial Bank	49,800	49,800
Atlantic Community Bankers Bank	65,000	65,000
Total restricted equity securities	$1,302,295	$1,823,195

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

Loans Acquired in a Transfer

The loans acquired in the Hopkins Merger and previous acquisitions and mergers were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a factor for loan losses as that was included in the estimated cash flows.

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date.  Based on this evaluation, the Company determined that the loans acquired from Bay National Bank, Slavie Federal Savings Bank, Carrollton Bank, and Hopkins Federal Savings Bank (“Hopkins Bank”) were subject to ASC Topic 310-30 and would be accounted for individually.

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

Premises and Equipment

Land is carried at cost.  Buildings, land improvements, leasehold improvements, furniture and equipment, and software are stated at cost less accumulated depreciation and amortization.  The cost basis of premises and equipment acquired through the Hopkins Merger is the acquisition date fair value.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the lease term or over the estimated useful lives of the assets.  Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings, leasehold improvements, and furniture and equipment are capitalized.  Gains or losses on disposition of assets are reflected in earnings.  The amortization of deferred gains on sale and leaseback transactions are recorded as a reduction to rent expense.

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

Recent Accounting Pronouncements and Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  In August 2016, the FASB deferred the effective date by one year from the date in the original guidance.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI,” a revised guidance on the accounting for certain tax effects stranded in AOCI. U.S. GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recorded as a component of income tax expense from continuing operations in the period of enactment. For deferred tax assets and liabilities related to items in AOCI, this results in the tax effects of such changes being stranded in AOCI. The revised guidance provides an optional reclassification from AOCI to retained earnings for such stranded tax effects resulting from the reduction in the corporate income tax rate enacted by the Tax Act. The reclassification may also include such stranded tax effects resulting from other income tax effects of the Tax Act, such as the effect of the federal benefit of deducting state income taxes. Entities are provided the option to apply the guidance retrospectively or in the period of adoption. The guidance is effective for us on January 1, 2019, with early adoption permitted. The Company continues to evaluate the provisions of ASU No. 2018-02 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

From July 8, 2016 until March 31, 2017, the Bank had an investment in a reverse home loan mortgage brokerage firm named iReverse Home Loan, LLC (“iReverse”).  The Bank owned 51% of iReverse and reported its non-controlling interest in iReverse separately in the consolidated balance sheet at December 31, 2016.  The Company reported the income of iReverse attributable to the Bank on the consolidated statement of income for the year ended December 31, 2016 as discontinued operations. On March 31, 2017, the Bank sold this interest to the other owner of iReverse for $70,000. The Company reported no discontinued operations for the year ended December 31, 2017.

Discontinued operations for the year ended December 31, 2016 included noninterest income and noninterest expense related to iReverse. The net income from discontinued operations, net of taxes for the year ended December, 2016 was $366,034, with $199,491 attributable to non-controlling interest and $166,543 attributable to common stockholders.

Summarized financial information for our discontinued operations related to iReverse was as follows:

December 31, 2016
ASSETS
Cash and cash equivalents	$ 1,394,265
Other assets	47,760
Total assets	1,442,025

LIABILITIES
Accrued expenses and other liabilities	1,034,902
Total liabilities	1,034,902
Net assets of discontinued operations	$ 407,123

For the Year Ended
December 31, 2016
NONINTEREST INCOME
Mortgage brokerage operations	$ 3,088,523
Bargain purchase gain	151,943
Total noninterest income	3,240,466

NONINTEREST EXPENSES
Salaries and employee benefits	2,001,455
Occupancy and equipment expenses	37,225
Legal, accounting and other professional fees	9,497
Advertising and marketing related expenses	233,321
Other expenses	567,132
Total Noninterest Expenses	2,848,630
Income before taxes	391,836
Income tax expense	25,802
Net income from discontinued operations	$ 366,034
Net income from discontinued operations attributable to non-controlling interest	$ 199,491

Net income available to common stockholders	$ 166,543

NOTE 3 – INVESTMENT SECURITIES

At December 31, 2017 and December 31, 2016, the amortized cost and estimated fair value of the Company’s investment securities portfolio are summarized as follows:

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2017	cost	Gains	Losses	Fair Value
U.S. government agency	$6,776,250	$47,553	$(2,256)	$6,821,547
U.S. treasury securities	8,757,476	—	(104,816)	8,652,660
Residential mortgage-backed securities	31,581,368	148,493	(332,024)	31,397,837
State and municipal	2,565,599	1,063	(2,015)	2,564,647
Corporate bonds	6,249,939	112,606	(3,045)	6,359,500
Total debt securities	55,930,632	309,715	(444,156)	55,796,191
Equity securities	18,765	—	(740)	18,025
Totals	$55,949,397	$309,715	$(444,896)	$55,814,216

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2017	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	1,073,107		(12,701)	1,060,406
Total debt securities	1,073,107	—	(12,701)	1,060,406
Totals	$1,073,107	$—	$(12,701)	$1,060,406

Available for Sale	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
U.S. government agency	$7,748,481	$68,493	$(43,856)	$7,773,118
U.S. treasury securities	8,728,284	14,812	(119,837)	8,623,259
Residential mortgage-backed securities	30,952,601	197,495	(336,615)	30,813,481
State and municipal	2,638,214	2,421	(3,355)	2,637,280
Corporate bonds	10,372,549	1,647	(45,741)	10,328,455
Total debt securities	60,440,129	284,868	(549,404)	60,175,593
Equity securities	92,585	6,021	(41,472)	57,134
Totals	$60,532,714	$290,889	$(590,876)	$60,232,727

Held-to-Maturity	Amortized	Gross Unrealized		Estimated
December 31, 2016	cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$1,158,238	$—	$(8,896)	$1,149,342
Total debt securities	1,158,238	—	(8,896)	1,149,342
Totals	$1,158,238	$—	$(8,896)	$1,149,342

Unrealized losses segregated by length of impairment at December 31, 2017 and December 31, 2016 were as follows:

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$—	$—	$997,480	$(2,256)	$997,480	$(2,256)
U.S. treasury securities	5,861,490	(25,801)	2,791,170	(79,015)	8,652,660	(104,816)
Residential mortgage-backed securities	2,495,139	(17,648)	12,259,611	(314,376)	14,754,750	(332,024)
State and municipals	1,716,573	(1,738)	324,834	(277)	2,041,407	(2,015)
Corporate bonds	3,496,955	(3,045)	—	—	3,496,955	(3,045)
Total debt securities	13,570,157	(48,232)	16,373,095	(395,924)	29,943,252	(444,156)
Equity securities	—	—	18,765	(740)	18,765	(740)
Totals	$13,570,157	$(48,232)	$16,391,860	$(396,664)	$29,962,017	$(444,896)

	Less than 12 months		12 months or longer		Total
Held-to-Maturity	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	1,060,406	(12,701)	—	—	1,060,406	(12,701)
Total debt securities	$1,060,406	$(12,701)	$—	$—	$1,060,406	$(12,701)

	Less than 12 months		12 months or longer		Total
Available for Sale	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency	$3,983,930	$(43,856)	$—	$—	$3,983,930	$(43,856)
U.S. treasury securities	5,645,640	(119,837)	—	—	5,645,640	(119,837)
Residential mortgage-backed securities	17,368,416	(315,284)	563,545	(21,331)	17,931,961	(336,615)
State and municipals	1,042,964	(3,355)	—	—	1,042,964	(3,355)
Corporate bonds	7,973,405	(45,741)	—	—	7,973,405	(45,741)
Total debt securities	36,014,355	(528,073)	563,545	(21,331)	36,577,900	(549,404)
Equity securities	—	—	25,180	(41,472)	25,180	(41,472)
Totals	$36,014,355	$(528,073)	$588,725	$(62,803)	$36,603,080	$(590,876)

	Less than 12 months		12 months or longer		Total
Held-to-Maturity	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	1,149,342	(8,896)	—	—	1,149,342	(8,896)
Total debt securities	$1,149,342	$(8,896)	$—	$—	$1,149,342	$(8,896)

At December 31, 2017, unrealized losses in the Company’s portfolio of debt securities of $444,156 in the aggregate were related to 71 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2017, unrealized losses in the Company’s portfolio of equity securities of $740 were related to one security and considered temporary.  Since management believes that it is more likely than not the Company will not be required to sell these equity positions for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At December 31, 2016, unrealized losses in the Company’s portfolio of debt securities of $549,404 in the aggregate were related to 73 securities and caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

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

Except for U.S. Agency securities, there was no outstanding balance of any single issuer which exceeded 10% of stockholders’ equity at December 31, 2017 or 2016.

No investment securities held by the Company at December 31, 2017 and December 31, 2016 were subject to a write-down due to credit related other-than-temporary impairment.

Contractual maturities of debt securities at December 31, 2017 and 2016 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2017		2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$5,543,158	$5,537,907	$6,122,743	$6,100,576
Over one to five years	7,971,926	8,027,149	12,570,847	12,642,656
Over five to ten years	10,834,180	10,833,298	7,765,282	7,627,060
Over ten years	—	—	3,028,656	2,991,820
Residential mortgage-backed securities	31,581,368	31,397,837	30,952,601	30,813,481
Totals	$55,930,632	$55,796,191	$60,440,129	$60,175,593

	2017		2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Residential mortgage-backed securities	1,073,107	1,060,406	1,158,238	1,149,342
Totals	$1,073,107	$1,060,406	$1,158,238	$1,149,342

The Company’s residential mortgage-backed securities portfolio is presented as a separate line within the maturity table, since borrowers have the right to prepay obligations without prepayment penalties.

During the year ended December 31, 2017, there were 16 sales of investment securities available for sale for a gain of $610.  During the year ended December 31, 2016, there were six sales of investment securities available for sale for a gain of $420,280.

At December 31, 2017, securities with an amortized cost of $38,238,595 (fair value of $38,122,102) were pledged as collateral for potential borrowing from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Richmond (the “Reserve Bank”).  At December 31, 2016, securities with an amortized cost of $10,479,133 (fair value of $10,604,335) were pledged as collateral for potential borrowings from the FHLB and the Reserve Bank.

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

	December 31,	December 31,
	2017	2016
Commercial & Industrial	$79,776,508	$67,234,642
Commercial Real Estate	234,097,013	205,495,337
Residential Real Estate	145,568,138	153,368,115
Home Equity Line of Credit	33,810,692	33,256,012
Land	5,805,203	5,870,999
Construction	40,482,660	19,804,912
Consumer & Other	2,710,078	2,073,696
Total Loans	542,250,292	487,103,713
Less: Allowance for Loan Losses	(4,156,425)	(2,823,153)
Net Loans	$538,093,867	$484,280,560

At December 31, 2017 and December 31, 2016, loans not considered to have deteriorated credit quality at acquisition had a total remaining unamortized discount of $2,955,938 and $3,793,033, respectively, and carrying values of $146,647,976 and $187,483,532, respectively.

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

Commercial Real Estate

Commercial Real Estate loans are separated into Investor and Owner Occupied types (classes).  Commercial Real Estate - Investor loans consist of loans secured by non-owner occupied properties and involve investment properties for warehouse, retail, apartment, and office space with a history of occupancy and cash flow.  This commercial real estate class includes mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.  Commercial Real Estate - Owner Occupied loans consist of commercial mortgage loans secured by owner occupied properties and involves a variety of property types to conduct the borrower's operations.  The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower's financial health and the ability of the borrower and the business to repay.  At December 31, 2017 and 2016, Commercial Real Estate – Investor loans had a total balance of $153,282,836 and $138,527,163, respectively.  At December 31, 2017 and December 31, 2016, Commercial Real Estate – Owner Occupied loans had a total balance of $80,814,177 and $66,968,174, respectively.

Residential Real Estate

Residential Real Estate loans are bifurcated into Investor and Owner Occupied types (classes).  Residential Real Estate - Investor loans consist of loans secured by non-owner occupied residential properties and usually carry higher credit risk than Residential Real Estate – Owner Occupied loans due to their reliance on stable rental income and due to a lower incentive for the borrower to avoid foreclosure.  Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants.  At December 31, 2017 and 2016, Residential Real Estate – Investor loans had a total balance of $43,770,327 and $44,787,039, respectively.  At December 31, 2017 and 2016, Residential Real Estate – Owner Occupied loans had a total balance of $101,797,811 and $108,581,076, respectively.

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

The analysis for determining the allowance is consistent with guidance set forth in U.S. GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired, primarily including nonaccrual, troubled debt restructurings (“TDRs”), and PCI loans where cash flows have deteriorated from those forecasted at the acquisition date.  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

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

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2017:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153
Charge-offs	—	—	(559,369)	—	—	(15,593)	(14,999)	(589,961)
Recoveries (1)	375	—	167,350	—	98,091	—	434	266,250
Provision	207,470	575,948	664,973	61,865	(76,262)	200,223	22,766	1,656,983
Ending balance	$577,702	$1,658,803	$1,316,732	$246,161	$40,988	$296,133	$19,906	$4,156,425

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at December 31, 2017:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance:
individually evaluated
for impairment	$—	$7,199	$345,105	$—	$—	$—	$—	$352,304
Ending balance:
collectively evaluated
for impairment	577,702	1,651,604	971,627	246,161	40,988	296,133	19,906	3,804,121
Totals	$577,702	$1,658,803	$1,316,732	$246,161	$40,988	$296,133	$19,906	$4,156,425

Loans:
Ending balance:
individually evaluated
for impairment	$993,924	$166,323	$4,855,341	$71,367	$59,544	$—	$15,052	$6,161,551
Ending balance:
collectively evaluated
for impairment	78,212,088	223,601,941	131,543,430	33,326,502	5,549,152	40,091,892	2,695,026	515,020,031
Ending balance: loans
acquired with deteriorated
credit quality (2)	570,496	10,328,749	9,169,367	412,823	196,507	390,768	—	21,068,710
Totals	$79,776,508	$234,097,013	$145,568,138	$33,810,692	$5,805,203	$40,482,660	$2,710,078	$542,250,292

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $57,600 that have current period charge offs.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the year ended December 31, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Beginning balance	$210,798	$727,869	$593,084	$157,043	$15,713	$62,967	$5,535	$1,773,009
Charge-offs	—	—	(385,069)	(5,203)	—	—	(455)	(390,727)
Recoveries (1)	—	—	51,338	—	—	—	—	51,338
Provision	159,059	354,986	784,425	32,456	3,446	48,536	6,625	1,389,533
Ending balance	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153

The following table presents loans and the related allowance for loan losses, by loan portfolio segment, at December 31, 2016:

	Commercial	Commercial	Residential	Home Equity			Consumer
	& Industrial	Real Estate	Real Estate	Line of Credit	Land	Construction	& Other	Total
Allowance for loan losses:
Ending balance:
individually evaluated
for impairment	$—	$—	$270,526	$—	$—	$—	$—	$270,526
Ending balance:
collectively evaluated
for impairment	369,857	1,082,855	773,252	184,296	19,159	111,503	11,705	2,552,627
Totals	$369,857	$1,082,855	$1,043,778	$184,296	$19,159	$111,503	$11,705	$2,823,153

Loans:
Ending balance:
individually evaluated
for impairment	$641,774	$277,515	$4,521,110	$55,552	$—	$—	$5,798	$5,501,749
Ending balance:
collectively evaluated
for impairment	65,341,316	191,303,934	136,607,497	32,558,837	3,384,741	19,698,823	2,067,898	450,963,046
Ending balance: loans
acquired with deteriorated
credit quality(2)	1,251,552	13,913,888	12,239,508	641,623	2,486,258	106,089	—	30,638,918
Totals	$67,234,642	$205,495,337	$153,368,115	$33,256,012	$5,870,999	$19,804,912	$2,073,696	$487,103,713

(1)	Excludes cash payments received on loans acquired with deteriorated credit quality with a carrying value of $0.
(2)	Includes loans acquired with deteriorated credit quality of $98,154 that have current period charge-offs.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, at December 31, 2017:

				For the Year Ended
	At December 31, 2017			December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income (loss)
	Investment	Balance	Allowance	Investment	Recognized (1)
With no related allowance recorded:
Commercial & Industrial	$993,924	$1,078,072	$—	$1,103,381	$37,642
Residential Real Estate - Investor	781,838	926,422	—	1,006,252	4,954
Residential Real Estate - Owner occupied	3,418,617	3,627,184	—	3,815,332	116,759
Land	59,544	63,118	—	62,103	275
Home Equity Line of Credit	71,367	101,073	—	91,486	(168)
Consumer & Other	15,052	198,457	—	107,871	(16)

With an allowance recorded:
Commercial Real Estate - Owner occupied	166,323	166,063	7,199	121,088	(18)
Residential Real Estate - Investor	339,381	356,269	188,473	357,006	9,208
Residential Real Estate - Owner occupied	543,102	518,739	156,632	560,296	21,307

Total	6,389,148	7,035,397	352,304	7,224,815	189,943

Total impaired loans:
Commercial & Industrial	$993,924	$1,078,072	$—	$1,103,381	$37,642
Commercial Real Estate	166,323	166,063	7,199	121,088	(18)
Residential Real Estate	5,082,938	5,428,614	345,105	5,738,886	152,228
Land	59,544	63,118	—	62,103	275
Home Equity Line of Credit	71,367	101,073	—	91,486	(168)
Consumer & Other	15,052	198,457	—	107,871	(16)
Total	$6,389,148	$7,035,397	$352,304	$7,224,815	$189,943

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

The following table presents information with respect to impaired loans, which includes loans acquired with deteriorated credit quality that have current period charge-offs, at December 31, 2016:

				For the year ended
	At December 31, 2016			December 31, 2016
		Unpaid	Average	Average
	Recorded	Principal	Related	Recorded	Income (loss)
	Investment	Balance	Allowance	Investment	Recognized (1)
With no related allowance recorded:
Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886
Commercial Real Estate - Investor	277,515	277,515	—	294,053	—
Residential Real Estate - Investor	785,500	890,719	—	994,674	11,748
Residential Real Estate - Owner occupied	3,008,832	3,196,027	—	3,225,912	103,916
Home Equity Line of Credit	55,552	85,470	—	73,026	(68)
Consumer & Other	5,798	189,204	—	97,501	—

With an allowance recorded:
Residential Real Estate - Investor	790,537	813,087	268,537	832,508	5,920
Residential Real Estate - Owner occupied	159,028	159,028	1,989	160,102	—

Total	5,724,536	6,350,178	270,526	6,482,714	201,402

Total impaired loans:
Commercial & Industrial	$641,774	$739,128	$—	$804,938	$79,886
Commercial Real Estate	277,515	277,515	—	294,053	—
Residential Real Estate	4,743,897	5,058,861	270,526	5,213,196	121,584
Home Equity Line of Credit	55,552	85,470	—	73,026	(68)
Construction	—	—	—	—	—
Consumer & Other	5,798	189,204	—	97,501	—
Total	$5,724,536	$6,350,178	$270,526	$6,482,714	$201,402

(1)	Consists primarily of accretion income on loans acquired with deteriorated credit quality that were reclassified as troubled debt restructurings subsequent to acquisition.

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

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio at December 31, 2017:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$75,620,689	$83,890	$4,071,929	$—	$79,776,508
Commercial Real Estate - Investor	150,280,526	—	3,002,310	—	153,282,836
Commercial Real Estate - Owner Occupied	78,630,032	957,887	1,226,258	—	80,814,177
Residential Real Estate - Investor	38,837,947	228,251	4,704,129	—	43,770,327
Residential Real Estate - Owner Occupied	96,354,867	—	5,442,944	—	101,797,811
Home Equity Line of Credit	33,757,501	—	53,191	—	33,810,692
Land	5,638,879	—	166,324	—	5,805,203
Construction	40,057,287	—	425,373	—	40,482,660
Consumer & Other	2,695,026	—	15,052	—	2,710,078
Total	$521,872,754	$1,270,028	$19,107,510	$—	$542,250,292

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio at December 31, 2016:

	Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial & Industrial	$63,961,379	$688,595	$2,584,668	$—	$67,234,642
Commercial Real Estate - Investor	134,601,346	2,958,695	967,122	—	138,527,163
Commercial Real Estate - Owner Occupied	64,761,020	1,126,705	1,080,449	—	66,968,174
Residential Real Estate - Investor	36,905,288	240,700	7,641,052	—	44,787,040
Residential Real Estate - Owner Occupied	102,367,880	—	6,213,195	—	108,581,075
Home Equity Line of Credit	32,969,668	—	286,344	—	33,256,012
Land	3,513,607	—	2,357,392	—	5,870,999
Construction	19,698,823	—	106,089	—	19,804,912
Consumer & Other	2,067,898	—	5,798	—	2,073,696
Total	$460,846,909	$5,014,695	$21,242,109	$—	$487,103,713

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at December 31, 2017.  PCI loans are excluded from this aging and nonaccrual loans schedule.

	Accrual Loans
	30-59	60-89	90 or More
	Days	Days	Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
Commercial & Industrial	$274,824	$14,898	$—	$289,722	$78,128,185	$788,104	$79,206,011
Commercial Real Estate - Investor	—	156,821	—	156,821	145,317,680	166,323	145,640,824
Commercial Real Estate - Owner Occupied	213,257	—	—	213,257	77,914,184	—	78,127,441
Residential Real Estate - Investor	547,855	—	—	547,855	35,708,675	893,623	37,150,153
Residential Real Estate - Owner Occupied	686,522	485,810	—	1,172,332	94,260,908	3,815,378	99,248,618
Home Equity Line of Credit	181,414	11,182	—	192,596	33,133,906	71,367	33,397,869
Land	—	—	—	—	5,549,151	59,544	5,608,695
Construction	165,876	—	—	165,876	39,926,017	—	40,091,893
Consumer & Other	12,830	—	—	12,830	2,682,196	15,052	2,710,078
Total	$2,082,578	$668,711	$—	$2,751,289	$512,620,902	$5,809,391	$521,181,582

Purchased credit impaired loans							21,068,710
Total Loans							$542,250,292

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

The following table presents a breakdown of loans the Company modified during the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Residential Real Estate - Investor	-	$-	$-	1	$35,672	$35,672
Residential Real Estate - Owner Occupied	3	729,535	729,535	2	363,504	363,504
Totals	3	$729,535	$729,535	3	$399,176	$399,176

For the year ended December 31, 2017, there were three loans modified as TDRs.  The restructuring of a Residential Real Estate – Owner Occupied loan lowered the interest rate by 2% to 5.50%, lowered the monthly payment and reduced fees.  The restructuring of a Residential Real Estate - Owner Occupied loan deferred payments for six months. The restructuring of a Residential Real Estate - Owner Occupied loan extended the maturity date by 11 years and reduced the rate to 3.85%. These three TDR loans were on nonaccrual at December 31, 2017.

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

None of the loans modified as a TDR during the previous 12 months were in default of its modified terms at December 31, 2017.  At December 31, 2017 and 2016, the Bank had $2,228,270 and $1,824,206 in loans identified as TDRs, respectively, of which $1,876,109 and $1,323,975, respectively, were on nonaccrual status.

NOTE 5 – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration at the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit-impaired loans are initially measured at fair value, which considers estimated future loan losses expected to be incurred over the life of the loan.  Accordingly, an allowance for loan losses related to these loans was not carried over and recorded at the acquisition date.  The Company monitors actual loan cash flows to determine any improvement or deterioration from those forecasted at the acquisition date.

The following table reflects the carrying amount of PCI loans, which are included in the loan categories in Note 4 – Loans and Allowances for Loan Losses:

	December 31, 2017	December 31, 2016
Commercial & Industrial	$570,496	$1,251,552
Commercial Real Estate	10,328,749	13,913,888
Residential Real Estate	9,169,367	12,239,507
Home Equity Line of Credit	412,823	641,623
Land	196,507	2,486,259
Construction	390,768	106,089
Total Loans	$21,068,710	$30,638,918

The contractual amount outstanding for these loans totaled $23,656,094 and $34,915,206 at December 31, 2017 and December 31, 2016, respectively.

The following table reflects activity in the accretable discount for these loans for the years ended December 31, 2017 and 2016:

	2017	2016
Balance at beginning of period	$1,315,319	$275,730
Acquired through Hopkins Acquisition	—	1,239,532
Reclassification from nonaccretable difference	1,390,954	968,006
Accretion into interest income	(1,498,801)	(1,064,967)
Disposals	(271,674)	(102,982)
Balance at end of period	$935,798	$1,315,319

The following table reflects activity in the allowance for these loans for the years ended December 31, 2017 and 2016:

	2017	2016
Balance at beginning of period	$77,175	$—
Charge-offs	(119,403)	(48,164)
Recoveries	227,074	9,112
Provision for loan losses	(96,198)	116,227
Balance at end of period	$88,648	$77,175

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table reflects activity in real estate acquired through foreclosure for the 12 months ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$1,224,939	$1,459,732
New transfers from loans	695,548	996,860
Sales	(770,030)	(923,117)
Write-downs	(158,842)	(308,536)
Balance at end of period	$991,615	$1,224,939

At December 31, 2017, the balance of real estate acquired through foreclosure included 10 1-4 family residential properties and two land parcels with a carrying value of $704,201 and $287,414, respectively. There were 18 1-4 family residential estate loans with a carrying value of $1,182,736 that were in the process of foreclosure.

At December 31, 2016, the balance of real estate acquired through foreclosure included 13 1-4 family residential properties and four land parcels with a carrying value of $903,900 and $321,039, respectively. There were 22 1-4 family residential estate loans with a carrying value of $1,520,775 that were in the process of foreclosure.

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2017 and 2016 are as follows:

			Useful Life
	2017	2016	(in years)
Land	$775,000	$829,800
Buildings and improvements	690,768	742,152	10	—	40
Leasehold improvements	2,635,804	2,589,493	10	—	25
Furniture, fixtures and equipment	1,415,956	1,826,404	3	—	10
Software	432,171	520,172	3	—	10
	5,949,699	6,508,021
Accumulated depreciation and amortization	(2,643,674)	(2,625,678)
Net premises and equipment	$3,306,025	$3,882,343

Depreciation and amortization expense for premises and equipment amounted to $579,012 and $649,878 for the years ended December 31, 2017 and 2016, respectively.

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

Rent expense applicable to operating leases for the years ended December 31, 2017 and 2016 was $1,171,670 and $1,506,093 respectively.

In connection with the disposition of certain real estate in 2016, we entered into a sale leaseback transaction.  The lease is classified as operating lease and the gain realized on the sale leaseback transaction has been deferred and will be credited to rent expense over the initial lease term.  The deferred gain totaled $370,202 and $462,753 at December 31, 2017 and 2016, respectively, reflected in the accompanying Consolidated Balance Sheets under the caption Accrued expenses and other liabilities.

At December 31, 2017, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Periods ending December 31:	Operating Leases
2018	$1,123,057
2019	872,097
2020	690,837
2021	685,554
2022	616,392
Thereafter	6,206,208
Total minimum lease payments	$10,194,145

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

The Company's core deposit intangible assets at December 31, 2017 had a remaining weighted average amortization period of approximately 2.4 years.  The following table presents the changes in the net book value of core deposit intangible assets for the years ended December 31, 2017 and 2016:

	2017	2016
Balance at beginning of period	$3,030,309	$2,624,184
Additions from the Hopkins Merger	—	1,197,001
Amortization expense	(789,182)	(790,876)
Balance, at end of period	$2,241,127	$3,030,309

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of core deposit intangible assets at December 31, 2017 and December 31, 2016:

	2017	2016
Gross carrying amount	$6,775,211	$6,775,211
Accumulated amortization	(4,534,084)	(3,744,902)
Net carrying amount	$2,241,127	$3,030,309

The following table sets forth the future amortization expense for the Company’s core deposit intangible assets at December 31, 2017:

Twelve months ending December 31:	Amount
2018	616,111
2019	540,682
2020	488,027
2021	380,430
2022	156,511
Subsequent years	59,366
Total	$2,241,127

NOTE 9 – DEPOSITS

The following table presents the composition of deposits at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Noninterest-bearing deposits	$134,617,261	$111,378,694
Interest-bearing deposits:
Checking	65,077,405	58,482,158
Savings	107,112,529	120,376,229
Money market	150,534,960	109,550,925
Total interest-bearing checking, savings and money market deposits	322,724,894	288,409,312

Time deposits $100,000 and below	60,970,287	72,021,712
Time deposits above $100,000 and below $250,000	40,537,390	42,849,544
Time deposits above $250,000	13,904,728	11,799,132
Total time deposits	115,412,405	126,670,388
Total interest-bearing deposits	438,137,299	415,079,700
Total Deposits	$572,754,560	$526,458,394

The following table sets forth the maturity distribution for the Company’s time deposits at December 31, 2017:

Amount
Maturing within one year	$43,191,811
Maturing over one to two years	55,286,196
Maturing over two to three years	5,853,138
Maturing over three to four years	6,155,419
Maturing over four to five years	4,746,922
Maturing over five years	178,919
Total Time Deposits	$115,412,405

Interest expense on deposits for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
Interest-bearing checking	$81,809	$56,682
Savings	399,929	265,551
Money market	492,063	264,108
Total interest-bearing checking, savings and money market deposits	973,801	586,341

Time deposits $100,000 and below	514,201	480,316
Time deposits above $100,000 and below $250,000	405,463	480,768
Time deposits above $250,000	125,664	111,273
Total time deposits	1,045,328	1,072,357
Total Interest Expense	$2,019,129	$1,658,698

The Company’s deposits include brokered deposits obtained through the Promontory Interfinancial Network, which consist of Certificate of Deposit Registry Service (“CDARS”) balances included in time deposits, and insured cash sweep service (“ICS”) balances included in money market deposits.  At December 31, 2017, CDARS and ICS deposits were $0 and $15.0 million, respectively.  At December 31, 2016, CDARS and ICS deposits were $0.6 million and $10.5 million, respectively.

In April 2014, the Bank announced its exit from the Individual Retirement Account (“IRA”) product line.  At the time, as a result of the announcement, the Bank stopped offering IRAs to new customers and resigned as custodian for its existing IRAs.

The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $13.9 million and $11.8 million at December 31, 2017 and 2016, respectively.

NOTE 10 – BORROWINGS

Borrowings at December 31, 2017 and 2016 consisted of the following:

December 31, 2017
Federal Home Loan Bank Advances
Due January, 2018, Fixed Rate 1.41%	$10,000,000
Total	$10,000,000
At December 31, 2017
Weighted average interest rate at year end:
Federal Home Loan Bank short term advance	1.41%
Maximum amount outstanding at month end during the year:
Federal Home Loan Bank overnight advance	$27,000,000
Federal Home Loan Bank short term advances	$24,000,000
Average amount outstanding during the year:
Federal Home Loan Bank overnight advance	$11,924,658
Federal Home Loan Bank short term advances	$16,751,781
Weighted average interest rate during the year:
Federal Home Loan Bank overnight advance	1.17%
Federal Home Loan Bank short term advances	1.08%

At December 31, 2016
Federal Home Loan Bank Advances
Due December, 2017, Variable Rate 0.84%	$20,000,000
Total	$20,000,000

Weighted average interest rate at year end:
Federal Home Loan Bank overnight advance	0.80%
Maximum amount outstanding at month end during the year:
Federal Home Loan Bank overnight advance	$38,100,000
Federal Home Loan Bank short term advances	$59,400,000
Atlantic Community Bankers Bank advances	$1,975,000
Average amount outstanding during the year:
Federal Home Loan Bank overnight advance	$10,343,989
Federal Home Loan Bank short term advances	$13,057,104
Atlantic Community Bankers Bank advances	$1,208,538
Weighted average interest rate during the year:
Federal Home Loan Bank overnight advance	0.77%
Federal Home Loan Bank short term advances	0.48%
Atlantic Community Bankers Bank advances	4.13%

Interest expense on FHLB advances and other borrowed funds for the years ended December 31, 2017 and 2016 were $319,959 and $191,408, respectively.

The Company had no long-term borrowings at December 31, 2017.

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

An aggregate of 100,000 shares of common stock were reserved for issuance under awards granted under the 2015 Plan.  The 2015 Plan provides that the aggregate number of shares that may be issued or transferred pursuant to incentive options is 100,000.  In any calendar year, a participant may not be awarded grants covering more than 20,000 shares.  The aggregate number of shares that may be issued or transferred to any participant in a calendar year pursuant to grants designated as qualified performance-based compensation is 20,000. At December 31, 2017, option awards with respect to 30,000 shares were outstanding under the 2015 Plan.

The Company assumed the Jefferson Bancorp, Inc. 2010 Stock Option Plan (the “Jefferson Plan”) in 2013 when it merged with Jefferson.  The Jefferson Plan was approved by Jefferson’s Board of Directors in September 2010 and adopted by its stockholders in April 2011.  Awards were available for grant to officers, employees and non-employee directors, independent consultants and contractors of Jefferson and its affiliates, including the Bank.  The Jefferson Plan is administered by the Board’s Compensation Committee. The Jefferson Plan authorized the issuance of up to 577,642 shares of common stock (as adjusted for the Jefferson Merger’s exchange ratio of 2.2217) and had a term of 10 years.  In general, options granted under the Jefferson Plan have an exercise price equal to 100% of the fair market value of the common stock at the date of the grant and have 10-year terms.  Options relating to a total of 71,544 shares of common stock were outstanding at December 31, 2017.

The Carrollton Bancorp 2007 Equity Plan (the “Carrollton Plan” and, together with the 2015 Plan and the Jefferson Plan, the “Equity Plans”) was adopted by the Board of Directors of Carrollton Bancorp in March 2007 and approved by the stockholders of Carrollton Bancorp in April 2007.  The Carrollton Plan is a broad-based plan that permits the grant of stock options, stock appreciation rights, stock awards and performance units.  The Carrollton Plan reserved 500,000 shares of common stock for issuance.  Options relating to a total of 80,000 shares of common stock were outstanding at December 31, 2017.

.

Stock Options

The following weighted average assumptions were used for options granted during the years ended December 31, 2017 and 2016:

	2017		2016
Dividend yield	—%		—%
Expected life	6.5	years	6.5	years
Expected volatility	25.9%		18.9%
Risk-free interest rate	2.14%		1.64%

The dividend yield is based on estimated future dividend yields.  The expected term of share options granted is generally derived from historical experience.  Expected volatilities are generally based on historical volatilities.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following tables summarize changes in the Company's stock options outstanding for the years ended December 31, 2017 and 2016:

		Weighted	Weighted
		Average	Average	Weighted Average	Aggregate
	Stock Options	Exercise	Grant Date	Remaining	Intrinsic
	Outstanding	Price	Fair Value	Contractual Life (years)	Value
Outstanding at December 31, 2015	495,832	$5.17	$—	6.3	$—
Granted	55,000	5.12	1.18		—
Exercised	(95,434)	4.78			—
Forfeited or expired	(67,768)	4.76			—
Outstanding at December 31, 2016	387,630	$5.32	$1.79	6.1	$624,823

Exercisable at December 31, 2016	273,149	$5.34	$1.96	5.1	$467,126

Outstanding at December 31, 2016	387,630	$5.32	$1.79	6.1	624,823
Granted	20,000	7.15	2.30		—
Exercised	(175,306)	4.92	1.71		—
Forfeited or expired	(50,780)	4.49	1.24		—
Outstanding at December 31, 2017	181,544	$5.19	$2.08	6.1	$1,276,415

Exercisable at December 31, 2017	122,544	$4.99	$2.24	4.9	$886,760

Restricted Stock Awards

On June 26, 2013, the Company’s Board of Directors revised its director compensation policy to provide for an annual grant to each non-employee director of an award of shares of restricted common stock having a fair market value of $10,000 that will vest one year after the date of the grant.  The Company has an incentive stock award program covering substantially all full-time employees. At December 31, 2017, the number of outstanding restricted shares of common stock held by non-employee directors and full-time employees was 13,250 and 37,412, respectively.

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted-
		Average Grant
	Shares	Date value
Restricted stock at December 31, 2015	15,296	$5.23
Granted	77,760	4.84
Vested	(26,963)	5.04
Restricted stock at December 31, 2016	66,093	$4.85
Granted	26,252	$7.04
Vested	(35,822)	5.13
Cancelled, forfeited or expired	(5,861)	5.15
Restricted stock at December 31, 2017	50,662	$6.24

Stock-based compensation expense

Stock-based compensation expense is recognized on a straight-line basis over the related service period and is recorded in noninterest expense.  Unrecognized stock-based compensation expense attributable to option shares was $69,317 at December 31, 2017.  This amount is expected to be recognized over a remaining weighted average period of approximately 2.7 years. Unrecognized stock-based compensation expense attributable to restricted shares was $192,929 at December 31, 2017.  This amount is expected to be recognized over a remaining weighted average period of approximately 1.3 years. A summary of stock-based compensation expense is presented in the following table:

	For the year ended December 31,
	2017	2016

Restricted shares	$218,090	$79,999
Option shares	45,078	14,608
Total	$263,168	$94,607

NOTE 12 – DEFINED BENEFIT PENSION PLAN

The Carrollton Bank Retirement Income Plan (the “Pension Plan”) provides defined benefits based on years of service and final average salary.  Effective December 31, 2004, all benefit accruals for existing employees were frozen and no new employees were eligible for benefits under the Pension Plan.

Obligations and Funded Status

	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$7,481,112	$10,627,480
Service cost	72,667	72,809
Interest cost	272,040	418,980
Actuarial loss	248,067	1,304,080
Settlement/curtailment	—	(1,166,707)
Disbursements made	(538,702)	(3,775,530)
Benefit obligation at end of year	7,535,184	7,481,112
Change in Plan Assets
Fair value of plan assets at beginning of year	6,486,956	9,798,243
Actual return on plan assets	974,818	464,243
Disbursements made	(538,702)	(3,775,530)
Fair value of plan assets at end of year	6,923,072	6,486,956
Funded Status at End of Year	$(612,112)	$(994,156)

The accumulated benefit obligation was $7,535,184 and $7,481,112 at December 31, 2017 and 2016, respectively.

The amount recognized on the consolidated balance sheet as defined benefit pension liability was $612,112 and $994,156 at December 31, 2017 and 2016, respectively.

The amount recognized in accumulated other comprehensive income (loss) (net of taxes) was $219,091 and ($172,101) at December 31, 2017 and 2016, respectively.

Components of Net Periodic Pension Cost and Other Amounts Recognized in Other Comprehensive Income

Net Periodic Pension Benefit	2017	2016
Service cost	$72,667	$72,809
Interest cost	272,040	418,980
Expected return on plan assets	(420,583)	(606,779)
Settlement/curtailment	—	(60,194)
Net periodic pension benefit	(75,876)	(175,184)

Other Changes in Plan Assets and Benefit Obligations
Net loss (gain) for the period	(274)	284,206
Amortization of prior service cost	—	—
Amortization of net transition liability	—	—
Amortization of net gain	—	—
Total recognized in other comprehensive income	(274)	284,206
Total recognized in net periodic pension cost and other comprehensive income	$(76,150)	$109,022

Additional Information

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s benefit obligations were as follows:

	2017	2016
Discount rates	3.36%	3.81%
Rates of compensation increase	NA	NA
Expected rate of return	NA	NA

The weighted-average assumptions used in the actuarial computation of the Pension Plan’s periodic cost were as follows:

	2017	2016
Discount rates (a)	3.81%	4.14/3.38%
Expected rate on plan assets	6.40%	6.60%
Rate of compensation increase	NA	NA

(a)The discount rate from 1/1/16 to 10/31/16 was 4.14%.  The discount rate from 11/1/16 to 12/31/16 was 3.38%.

The target and actual allocations expressed as a percentage of the Pension Plan’s assets at December 31, 2017 and 2016 were as follows:

December 31, 2017	Target	Actual
Equity securities	40-65%	60%
Debt securities	35-60%	40%
Total	100%	100%

December 31, 2016
Equity securities	Target	Actual
Debt securities	40-65%	58%
Total	35-60%	42%
	100%	100%

Estimated future benefit payments are as follows:

Periods ending December 31:	Amount
2018	$475,908
2019	470,582
2020	476,848
2021	464,097
2022	471,472
2021-2025	2,165,192

There was no required minimum amount of contribution to be made by the Company to the Pension Plan during 2017.

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

Fair Value Measurement of Plan Assets

The following table summarizes the fair value of the Pension Plan’s investments at December 31, 2017 and 2016.

		Quoted Prices in
		Active markets for	Significant Other	Significant Other
	Total as of December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	2017	(Level 1)	(Level 2)	(Level 3)
Equity Securities – Pooled Separate Account:
Large-cap	$1,477,280	$—	$1,477,280	$—
Mixed-cap	1,484,258	—	1,484,258
Small-cap	621,352	—	621,352	—
International	623,790	—	623,790	—
Guaranteed Deposit	2,716,392	—	2,716,392	—
Total	$6,923,072	$—	$6,923,072	$—

		Quoted Prices in
		Active markets for	Significant Other	Significant Other
	Total as of December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	2016	(Level 1)	(Level 2)	(Level 3)
Equity Securities - Pooled Separate Account:
Large-cap	$1,389,382	$—	$1,389,382	$—
Mixed-cap	1,284,601	$—	1,284,601	—
Small-cap	580,881	—	580,881	—
International	533,581	—	533,581	—
Guaranteed Deposit	2,698,511	—	2,698,511	—
Total	$6,486,956	$—	$6,486,956	$—

At December 31, 2017, the plan’s assets totaled $6.9 million, an increase of $0.4 million from December 31, 2016 balance of $6.5 million.  The plan was amended to allow a lump sum window for the terminated vested participants, which ran from July 1, 2016 to September 15, 2016.  Lump sums were paid out on November 1, 2016.  This window gave terminated employees the opportunity to elect a single lump sum payment in lieu of any future pension benefits.  One hundred participants accepted the Company’s offer and $3.3 million in lump sums were paid from the plan.

401(k) Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  For 2015, the Company made a discretionary employer matching contribution that was paid in shares of the Company’s common stock, in an amount equal to 50% of a participant’s contributions made between July 1, 2015 and December 31, 2015 capped at 2% of his or her compensation for 2015. These contributions were made in 2016.  For 2016, the Company made a discretionary employer matching contribution, paid in cash in 2017, in an amount equal to 50% of employee participant’s annual contributions, capped at 3% of his or her compensation for 2016. For 2017, the Company’s board of directors approved a discretionary employer matching contribution, to be paid in cash in 2018, in an amount equal to 50% of employee participant’s annual contributions, capped at 3% of his or her compensation for 2017. The expense associated with this plan during the years ended December 31, 2017 and 2016 was $153,625 and $165,570, respectively.

NOTE 13 – INCOME TAXES

The components of income tax expense (benefit) are as follows for the years ended December 31, 2017 and 2016:

	2017	2016
Current income tax expense:
Federal	$2,289,816	$721,291
State	680,330	221,520
Total current tax benefit	2,970,146	942,811

Deferred income tax expense (benefit):
Federal	973,618	59,820
State	56,815	(1,035)
Total deferred tax expense	1,030,433	58,785

Total income tax expense (benefit)	$4,000,579	$1,001,596

The income tax expense component table above for 2016 does not include $25,802 of income tax expense related to discontinued operations.

The differences between the statutory federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

	Years Ended December 31,
	2017		2016
		Percentage of		Percentage of
	Amount	Pretax Income	Amount	Pretax Income
Income tax expense at federal statutory rate	$3,006,302	34%	$923,881	34%
Increase (decrease) resulting from:
Tax exempt income	(10,040)	(0.1)%	(13,029)	(0.5)%
Bank owned life insurance	(161,857)	(1.8)%	(40,103)	(1.5)%
State income taxes, net of federal income tax benefit	486,516	5.5%	145,520	5.4%
Incentive stock options	(115,286)	(1.3)%	(4,754)	(0.2)%
Nondeductible expenses	78,381	0.8%	(9,919)	(0.3)%
Write-down of deferred tax assets	625,217	7.1%	—	—%
Nondeductible merger costs	91,346	1.0%	—	—%
Total income tax expense and effective tax rate	$4,000,579	45.2%	$1,001,596	36.9%

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets
Bad debts	$1,143,744	$1,113,593
Equity security impairment loss	141,863	179,692
Net unrealized losses on available for sale securities	37,851	97,723
Deferred compensation	100,765	161,346
Nonaccrual loan interest income	156,894	227,816
Stock based compensation plans	84,349	95,687
Accrued pension expense	273,834	410,097
Real estate acquired through foreclosure	79,698	169,298
Purchase accounting adjustment - loans	310,848	1,123,763
AMT credit carryforwards	176,049	169,796
NOL carryforwards	544,334	709,539
Subtotal	3,050,229	4,458,350
Less: Valuation allowance	(146,354)	(90,528)
Total deferred tax assets	2,903,875	4,367,822

Deferred tax liabilities:
Core deposit intangibles	616,702	1,195,305
Depreciation and amortization	21,565	12,730
Deferred loan fees and costs	228,814	—
Net unrealized gain on pension plan assets	175,675	151,544
Other	54,767	23,525
Total deferred tax liabilities	1,097,523	1,383,104
Net Deferred Tax Asset	$1,806,352	$2,984,718

The bargain purchase gain recognized in 2016 was the result of the Hopkins Merger, which was an all cash merger that was treated as an asset purchase and, thus, a taxable transaction. Therefore, there was no impact from the Hopkins Merger on the effective tax rate for 2016.

At December 31, 2017 and 2016, the Company had federal net operating loss carryforwards of $0.9 million and $1.2 million, respectively, which begin to expire in 2033. As a result of the Jefferson Merger, $0.8 million of these net operating losses are subject to an annual limitation of $0.35 million. At December 31, 2017 and 2016, the Company had state net operating loss carryforwards of $5.5 million and $5.3 million, respectively, which begin to expire in 2033. At December 31, 2017, there was a valuation allowance of approximately $146,000 and $91,000 respectively, established against the corresponding deferred tax assets and state net operating losses that are not deemed to be more likely than not to be realized.

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Management has determined that the Company is more likely than not to realize existing net deferred tax assets at December 31, 2017, with the exception of the items noted above.

At December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax by the State of Maryland. In 2016 the Company concluded its audit by the Internal Revenue Service for the 2011 and 2013 tax years.

The result of the audits produced no changes to the tax liability for either year. The Company is no longer subject to examination by taxing authorities in these jurisdictions for the years before 2013.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the maximum U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, the Company completed its accounting estimates for the tax effects of enactment of the Tax Act which were provisional and will be trued up through the filing of the Company’s 2017 tax return.

As described below, the Company has made a reasonable estimate of the effects on our existing deferred tax balances as of December 31, 2017. The Company revalued all of its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The Company recognized a tax expense of $625,000 in the Company’s tax provision for the year ended December 31, 2017 related to adjusting its net deferred tax balance to reflect the new corporate tax rate.

A reconciliation of income tax provision for the year ended December 31, 2017 is as follows:

Income tax expense at the companies 34% rate	$3,006,302
See reconciliation of federal tax rate to effective tax rate above	369,060
Income tax expense due to re-measurement of net deferred tax assets	625,217
Total Income Tax Provision/Benefit	$4,000,579

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

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2016	$(202,262)	$232,645	$30,383
Other comprehensive income:
Other comprehensive income before reclassification adjustments	50,323	219,091	269,414
Amounts reclassified from comprehensive income	35,697	-	35,697
Other comprehensive income	86,020	219,091	305,111
Balance at December 31, 2017	$(116,242)	$451,736	$335,494

	Unrealized Gains on
	Investments Available	Defined Benefit
	for Sale	Pension Plan	Total
Balance at December 31, 2015	$168,814	$404,746	$573,560
Other comprehensive loss:
Other comprehensive loss before reclassification adjustments	47,319	(172,101)	(124,782)
Amounts reclassified from comprehensive loss	(418,395)	-	(418,395)
Other comprehensive loss	(371,076)	(172,101)	(543,177)
Balance at December 31, 2016	$(202,262)	$232,645	$30,383

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the year ended December 31, 2017
Other comprehensive income:
Unrealized gain on AFS debt securities:
Gross AFS securities gain (loss)	$105,426	$(55,103)	$50,323
Reclassification adjustments	59,377	(23,680)	35,697
Net income (loss) recognized in other comprehensive income	164,803	(78,783)	86,020
Defined benefit pension plan adjustments:
Net actuarial income (loss)	335,716	(116,625)	219,091
Net income recognized in other comprehensive income	335,716	(116,625)	219,091
Other comprehensive income (loss)	$500,519	$(195,408)	$305,111

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
For the year ended December 31, 2016
Other comprehensive loss:
Unrealized gain on AFS debt securities:
Gross AFS securities gain (loss)	$102,065	$(54,746)	$47,319
Reclassification adjustments	(680,982)	262,587	(418,395)
Net (loss) income recognized in other comprehensive loss	(578,917)	207,841	(371,076)
Defined benefit pension plan adjustments:
Net actuarial (loss) income	(284,206)	112,105	(172,101)
Net loss recognized in other comprehensive loss	(284,206)	112,105	(172,101)
Other comprehensive (loss) income	$(863,123)	$319,946	$(543,177)

NOTE 15 – NET INCOME PER COMMON SHARE

The calculation of net income per common share for the years ended December 31, 2017 and 2016 are as follows:

	Year ended December 31,
	2017	2016
Basic earnings per share:
Net income available to common stockholders	$4,841,486	$1,759,899
Weighted average shares outstanding	10,607,217	10,734,748
Net income per share - basic	$0.46	$0.16

Diluted earnings per share:
Net income available to common stockholders	$4,841,486	$1,759,899
Weighted average shares outstanding	10,607,217	10,734,748
Dilutive potential shares	133,765	125,405
Total diluted average shares outstanding	10,740,982	10,860,153
Net income per share - diluted	$0.45	$0.16

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

	2017	2016
Beginning Balance	$14,133,013	$9,676,890
Additions	637,946	4,775,903
Repayments	(566,738)	(319,780)
Ending Balance	$14,204,221	$14,133,013

The Bank routinely enters into deposit relationships with its directors, officers and employees in the normal course of business.  These deposits bear the same terms and conditions of those prevailing at the time for comparable transactions with unrelated parties.  Deposit balances of executive officers, directors and their related interests at December 31, 2017 and 2016 were $14,904,299 and $8,081,410, respectively.

A principal for a commercial real estate services company, through which the Bank entered into a third-party lease agreement for the Bank’s Lutherville offices and branch in 2010, became a director of the Company and the Bank on April 19, 2013.  The Bank paid approximately $113,965 in 2017 and $120,107 in 2016 as lease payments for the office and branch facilities.  In addition, the Bank paid approximately $130,260 to the real estate services company in 2016 primarily for leasehold improvement projects.

In August of 2013, the managing member of the ownership group that advises the then-majority owner of the Company entered into a cost sharing agreement for services to be performed by one of the Bank’s employees.  The managing member reimbursed the Bank for $21,200 for services performed on its behalf in 2016.

In July 2014, the Company entered into an agreement with its largest stockholder whereby the stockholder will provide management and advisory services to the Company and the Bank.  The Bank paid $68,750 to the stockholder during 2017 and $111,250 during 2016.

In 2017, the Company’s board of directors engaged Hovde Group LLC (“Hovde Group”) to provide investment banking services in connection with the proposed merger (the “Merger”) with Old Line Bancshares, Inc. (“Old Line Bancshares”). Steven D. Hovde, who serves on the boards of directors of the Company and the Bank, is the Chairman and Chief Executive Officer of Hovde Group. In 2017, pursuant to the engagement letter, Hovde Group received a $100,000 fairness opinion fee and was reimbursed for related expenses totaling $12,904 in 2017. Hovde Group will receive a completion fee equal to 1.0% of the transaction value, subject to the consummation of the Merger. For this purpose, the transaction value will include the aggregate Merger consideration plus the aggregate amount of cash paid in exchange for any Company stock option that remains unexercised as of the effective time of the Merger. The opinion fee will be credited in full toward the portion of the completion fee that will become payable to Hovde Group upon the consummation of the Merger. The Agreement and Plan of Merger, dated as of September 27, 2017, between the Company and Old Line Bancshares (the “Merger Agreement”) requires Old Line Bancshares to pay the Company a termination fee of $5,076,000 if the Merger Agreement is terminated under certain circumstances. In that event, Hovde Group will be entitled to $761,400, or 15% of that termination fee.

The Company believes these transactions are at terms comparable to those between unrelated parties.

NOTE 17 – COMMITMENTS AND CONTINGENT LIABILITIES

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

Outstanding loan commitments and lines and letters of credit were as follows:

	December 31, 2017	December 31, 2016
Loan commitments	$13,643,220	$7,729,629
Unused lines of credit	92,732,676	93,883,713
Standby letters of credit	8,510,683	8,424,706
Mortgage loan repurchase obligations	1,399,750	7,177,755

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

Mortgage Loan Repurchase Obligations:  The Company originates and sells mortgage loans, primarily to other financial institutions, and provides various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasing institution.  In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers.  The Company’s contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.  The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events.  The loan balances and other fees subject to repurchase were $1.8 million and $7.2 million at December 31, 2017 and 2016, respectively.  Management does not expect losses resulting from repurchase requests to be material to reported financial results.

Proposed Merger: On September 27, 2017, the Company and Old Line Bancshares, the parent company of Old Line Bank, entered into the Merger Agreement, pursuant to which the Company will merge with and into Old Line Bancshares, with Old Line Bancshares as the surviving corporation. The Merger Agreement, which has been approved by the boards of directors of both companies, provides that each outstanding share of the Company’s common stock will be converted into the right to receive a number of shares of common stock of Old Line, with the exact exchange ratio to be determined prior to closing. Immediately following the Merger, the Bank will be merged with and into Old Line Bank, with Old Line bank as the surviving depository institution (the “Bank Merger”).

Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger by the stockholders of Old Line Bancshares and the Company and the receipt of required regulatory approvals.

The stockholders of the Company and of Old Line Bancshares approved the Merger at special meetings thereof held on March 28, 2018. The Federal Reserve approved the Merger and related transactions on March 2, 2018, the FDIC approved the Bank Merger on March 6, 2018, and the Maryland Commissioner of Financial Regulation approved the Bank Merger on March 9, 2018.

On December 14, 2017, Adam Franchi, both individually and on behalf of a putative class of the Company’s stockholders, filed a complaint in the United States District Court for the District of Maryland against the Company, its directors and Old Line Bancshares (the “Litigation”). The complaint alleges that the version of the joint proxy statement/prospectus that was filed with the SEC on November 22, 2017 omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and asks the court to, among other things, enjoin the parties from proceeding with the Merger unless and until they revise the joint proxy statement/prospectus so that it includes the information that is alleged to have been omitted therefrom.  In the event that the parties fail to do so and nevertheless proceed with the merger, the complaint asks the court to set aside the Merger or award rescissory damages. On February 14, 2018, without admitting any violation of law, Old Line Bancshares filed an amended joint proxy statement/prospectus with the SEC, and Mr. Franchi thereafter agreed to dismiss with prejudice all of his claims, but only as to himself and without prejudice to any other member of the putative class of stockholders. On March 28, 2018, the parties to the Litigation entered into a Stipulation and Proposed Order of Dismissal that, if approved by the court, will resolve all issues raised in the Litigation except for a claim for attorneys’ fees.

The Merger Agreement includes customary representations, warranties and covenants of the parties. The Merger Agreement contains termination rights of the Company and Old Line Bancshares and further provides that we will be required to pay Old Line Bancshares a termination fee of $5,076,000 if the Merger Agreement is terminated under specified circumstances set forth therein.

We expect the Merger to close on or about April 18, 2018, although this date is subject to change. For additional information regarding our pending Merger, please see as our definitive proxy statement filed with the Securities and Exchange Commission on February 14, 2018.

You should keep in mind that discussions in this report that refer to the Company’s business, operations and risks in the future refer to the Company as a stand-alone entity up to the closing of the pending Merger or if the Merger does not close, and that these considerations will be different with respect to the combined company after the closing of the Merger.

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

Assets Recorded at Fair Value on a Recurring Basis

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a recurring basis in the consolidated financial statements:

Investment Securities Available for Sale

The fair value of investment securities available for sale is the market value based on quoted market prices, when available (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar assets or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities and market information from third party sources.  In the absence of current market activity, securities may be evaluated either by reference to similarly situated bonds or based on the liquidation value or restructuring value of the underlying assets.  There was no change in valuation techniques used to measure fair value of securities available for sale for the period ended December 31, 2017.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2017 and 2016:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2017	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$6,821,547	$—	$6,821,547	$—
U.S. treasury securities	8,652,660	—	8,652,660	—
Residential mortgage-backed securities	31,397,837	—	31,397,837	—
State and municipal	2,564,647	—	2,564,647	—
Corporate obligations	6,359,500	—	6,359,500	—
Equity securities	18,025	18,025	—	—
	$55,814,216	$18,025	$55,796,191	$—

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
U.S. government agency	$7,773,118	$—	$7,773,118	$—
U.S. treasury securities	8,623,259	—	8,623,259	—
Residential mortgage-backed securities	30,813,481	—	30,813,481	—
State and municipal	2,637,280	—	2,637,280	—
Corporate obligations	10,328,455	—	10,328,455	—
Equity securities	57,134	57,134	—	—
	$60,232,727	$57,134	$60,175,593	$—

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

The following methods and assumptions were used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or estimated market value on an aggregate basis.  Market value is determined based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2017 and 2016.

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

The tables below present the recorded assets measured at fair value on a nonrecurring basis at December 31, 2017 and 2016:

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2017	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$925,107	$—	$—	$925,107
Real estate acquired through foreclosure	991,615	—	—	991,615
	$1,916,722	$—	$—	1,916,722

			Significant Other	Significant Other
	Carrying Value	Quoted Prices	Observable Inputs	Unobservable
December 31, 2016	(Fair Value)	(Level 1)	(Level 2)	Inputs (Level 3)
Impaired loans	$819,877	$—	$—	$819,877
Real estate acquired through foreclosure	1,224,939	—	—	1,224,939
	$2,044,816	$—	$—	2,044,816

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$925,107		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$991,615		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value		Valuation Technique	Unobservable Input	Range
Impaired loans	$819,877	$	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%

Real estate acquired through foreclosure	$1,224,939		Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 10%
				Estimated selling cost (2)	0% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

The following disclosure of estimated fair values of the Company's financial instruments at December 31, 2017 and 2016 is made in accordance with the requirements of ASC Topic 820:

	Level in Fair	December 31, 2017		December 31, 2016
	Value	Carrying	Estimated fair	Carrying	Estimated fair
	Hierarchy	Amount	value	Amount	value
Financial assets:
Cash and cash equivalents	Level 1	$31,566,278	$31,566,278	$40,027,456	40,027,456
Investment securities available for sale (debt)	Level 2	55,796,191	55,796,191	60,175,593	60,175,593
Investment securities available for sale (equity)	Level 1	18,025	18,025	57,134	57,134
Investment securities held to maturity (debt)	Level 2	1,073,107	1,060,406	1,158,238	1,149,342
Restricted equity securities	Level 2	1,302,295	1,302,295	1,823,195	1,823,195
Loans held for sale	Level 2	1,097,160	1,097,160	1,613,497	1,613,497
Loans, net of allowance	Level 3	538,093,867	535,626,867	484,280,560	487,325,072
Accrued interest receivable	Level 2	2,176,359	2,176,359	1,884,945	1,884,945

Financial liabilities:
Deposits	Level 3	572,754,560	571,409,560	526,458,394	526,119,460
Accrued interest payable	Level 2	18,671	18,671	16,406	16,406
Borrowings	Level 2	10,000,000	10,000,000	20,000,000	20,000,000

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

The following table summarizes capital ratios and related information in accordance with Basel III as measured at December 31, 2017 and December 31, 2016.  For disclosure regarding changes resulting from Basel III see the Item 7 of Part I of this report under the heading, “CAPITAL RESOURCES”, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Capital Resources, Basel III. The Bank was classified in the well capitalized category at both December 31, 2017 and December 31, 2016 under the regulatory capital rules in effect at each date. The capital levels of the Bank at December 31, 2017 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 1.25%.  Since December 31, 2017, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this report.

Actual capital amounts and ratios for the Bank are presented on the following tables (dollars in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			Minimum		Requirements with		Prompt Corrective
	Actual		Capital Requirements		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017:

Common Equity Tier 1 Capital	$68,579	12.11%	$25,476	4.50%	$32,553	5.75%	$36,799	6.50%

Tier I Risk-Based Capital Ratio	$68,579	12.11%	$33,968	6.00%	$41,045	7.25%	$45,291	8.00%

Total Risk-Based Capital Ratio	$72,735	12.85%	$45,291	8.00%	$52,367	9.25%	$56,613	10.00%

Tier 1 Leverage Ratio	$68,579	10.54%	$26,036	4.00%	$34,173	5.25%	$32,546	5.00%

At December 31, 2016:

Common Equity Tier 1 Capital	$63,057	12.32%	$23,039	4.50%	$26,239	5.125%	$33,279	6.50%

Tier I Risk-Based Capital Ratio	$63,057	12.32%	$30,719	6.00%	$33,919	6.625%	$40,959	8.00%

Total Risk-Based Capital Ratio	$65,883	12.87%	$40,959	8.00%	$44,159	8.625%	$51,199	10.00%

Tier 1 Leverage Ratio	$63,057	10.45%	$24,133	4.00%	$27,904	4.625%	$30,166	5.00%

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

The Bank is required to maintain reserves against certain deposit liabilities which was satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Richmond during the reserve maintenance periods that included December 31, 2017 and 2016.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries.  Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses.  Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.  At December 31, 2017, there were no loans from the Bank to any nonbank affiliate, including the parent company.

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed financial statements for Bay Bancorp, Inc. (Parent only) are presented below:

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$834,299	$219,250
Investment securities available for sale, at fair value	67,825	87,080
Investment in subsidiary	71,037,263	65,294,348
Other assets	196,860	332,692
Total Assets	$72,136,247	$65,933,370

LIABILITIES
Accrued expenses and other liabilities	260,118	6,144
Total Liabilities	260,118	6,144

STOCKHOLDERS’ EQUITY
Common stock	10,667,227	10,456,098
Additional paid-in capital	41,692,751	40,814,285
Retained earnings	19,180,657	14,426,969
Accumulated other comprehensive income	335,494	30,383
Stockholders' Equity - controlling interest	71,876,129	65,727,735
Stockholders' Equity - non-controlling interest	—	199,491
Total Stockholders' Equity	71,876,129	65,927,226
Total Liabilities and Stockholders' Equity	$72,136,247	$65,933,370

	Years Ended December 31,
	2017	2016
Income:
Interest and dividends on deposits and investment securities	$1,887	$203
Other (loss) income	(59,967)	120
Total Income	(58,080)	323

Expenses:
Interest on short-term borrowings	635	49,850
Merger related expenses	289,512	—
Other noninterest expenses	235,488	334,323
Total Expenses	525,635	384,173

Loss before income taxes and equity in undistributed net income of subsidiary	(583,715)	(383,850)
Income tax benefit	(198,463)	(188,352)
Loss before equity in undistributed net income of subsidiary	(385,252)	(195,498)
Equity in undistributed net income of subsidiary	5,226,738	1,788,854
NET INCOME FROM CONTINUING OPERATIONS, NET OF TAXES	$4,841,486	$1,593,356
Net income from discontinued operations, net of taxes	—	366,034
NET INCOME	$4,841,486	$1,959,390
Net income from discontinued operations attributable to non-controlling interest	—	199,491
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,841,486	$1,759,899

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,841,486	$1,959,390
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiary	(5,226,738)	(1,788,854)
Net decrease (increase) in accrued interest receivable and other assets	216,786	(322,268)
Net increase (decrease) in intercompany accounts payable	62,819	(51,961)
Net decrease in accrued taxes	(182,397)	(88,911)
Net increase in accrued expenses and other liabilities	57,411	373,057
Net cash (used in) provided by operating activities - continuing operations	(230,633)	80,453
Net cash used in operating activities - discontinued operations	—	(366,034)
Net cash used in operating activities	(230,633)	(285,581)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	4,000,000
Additional equity investment in subsidiary	19,255	—
Net cash provided by investing activities - continuing operations	19,255	4,000,000
Net cash used in investing activities - discontinued operations	—	(20,000)
Net cash provided by investing activities	19,255	3,980,000

Cash flows from financing activities:
Proceeds from issuance of common stock	—	(3,791,998)
Repurchase of common stock	—	471,932
Issuance of common stock under stock-based compensation plan	826,427	53,983
Proceeds from short term borrowings	—	(300,000)
Net cash provided by (used in) financing activities	826,427	(3,566,083)

Net increase in cash and cash equivalents	615,049	128,336
Cash and cash equivalents at beginning of period	219,250	90,914
Cash and cash equivalents at end of period	$834,299	$219,250

NOTE 21 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$6,355,586	$6,898,258	$7,240,039	$7,393,137
Interest expense	516,054	553,017	626,338	643,811
Net interest income	5,839,532	6,345,241	6,613,701	6,749,326
Provision for loan losses	440,521	522,323	313,963	380,176
Net interest income after provision for loan losses	5,399,011	5,822,918	6,299,738	6,369,150
Noninterest income	1,326,364	1,352,670	2,657,789	1,253,641
Noninterest expenses	5,181,562	5,203,596	5,300,630	5,953,428
Income before income taxes	1,543,813	1,971,992	3,656,897	1,669,363
Income taxes	587,005	746,633	1,458,061	1,208,880
Net Income	$956,808	$1,225,359	$2,198,836	$460,483

Net income per share-basic	$0.09	$0.12	$0.21	$0.04
Net income per share-diluted	$0.09	$0.11	$0.20	$0.04

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,114,415	$5,251,498	$6,280,326	$6,381,192
Interest expense	372,972	372,292	588,265	516,605
Net interest income	4,741,443	4,879,206	5,692,061	5,864,587
Provision for loan losses	298,000	357,533	360,000	374,000
Net interest income after provision for loan losses	4,443,443	4,521,673	5,332,061	5,490,587
Bargain purchase gain	—	—	1,034,456	(141,329)
Other noninterest income	1,191,077	1,325,003	1,367,464	1,216,925
Total noninterest income	1,191,077	1,325,003	2,401,920	1,075,596
Noninterest expenses	5,329,997	5,105,975	7,036,215	5,714,221
Income before income taxes	304,523	740,701	697,766	851,962
Income taxes	118,124	291,597	277,733	314,142
Net income from continuing operations, net of taxes	186,399	449,104	420,033	537,820
Net income from discontinued operations, net of taxes	—	—	92,405	273,629
Net income from discontinued operations attributable to non-controlling interest	—	—	138,212	61,279
Net income available to common stockholders	$186,399	$449,104	$374,226	$750,170

Net income per share - basic	$0.02	$0.04	$0.04	$0.07
Net income per share - diluted	$0.02	$0.04	$0.03	$0.07

(1)  The bargain purchase gain for the second quarter was retroactively restated downward for measurement period adjustments of $186,682 in the third quarter and adjusted upward for measurement period adjustments of $13,588 in the fourth quarter.

NOTE 22 – SUBSEQUENT EVENTS

On March 28, 2018, the Merger was approved by the stockholders of the Company and of Old Line Bancshares.  Pursuant to the terms of the Equity Plans and also to satisfy the Company’s obligations under the Merger Agreement with respect to the treatment of stock options in the Merger, the Compensation Committee of the Company’s Board of Directors accelerated, effective March 28, 2018, the vesting of (i) options to purchase a total of 47,000 shares of common stock and (ii) restricted stock awards relating to 29,095 shares of common stock that were granted under the 2015 Plan.  Pursuant to the terms of the Carrollton Plan, the restricted stock awards granted under that plan (relating to 14,708 shares) will vest at the effective time of the Merger.

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

An evaluation of the effectiveness of these disclosure controls at December 31, 2017 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended December 31, 2017, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act, management has performed an evaluation and testing of the Company’s internal control over financial reporting at December 31, 2017.  Management’s report on the Company’s internal control over financial reporting appears on the following page.  The Company is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of Bay Bancorp’s internal control over financial reporting at December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment and on the foregoing criteria, management has concluded that, at December 31, 2017, Bay Bancorp, Inc.’s internal control over financial reporting is effective.

Dated: March 28, 2018

/s/Joseph J. Thomas	/s/Larry D. Pickett
Joseph J. Thomas	Larry D. Pickett
President and Chief Executive Officer	Executive Vice President - Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

BOARD OF DIRECTORS

The number of directors constituting the Company’s Board of Directors is currently set at nine. The Board of Directors, by resolution approved a majority vote thereof, may alter the number of directors from time to time. Information regarding the Company’s directors, including their names, ages, their principal occupations and business experience during the last five years, and their qualifications to serve as directors is set forth below.

Pierre A. Abushacra,  50. Pierre graduated from George Washington University’s School of Business with a major in Finance in 1988 after which he worked in Washington DC in private banking for 4 years.  In 1992, Pierre founded Firehook Bakery as a sourdough bread bakery and café in Old Town Alexandria. Firehook currently operates a wholesale bakery, 10 company owned and operated cafes in the Washington DC metro area and distributes packaged baked goods nationally to conventional supermarkets and natural food stores. Pierre manages his family real estate investment & management company, Kapa Property Company, which owns and manages office, retail and warehouse properties in Washington DC and Northern Virginia. Pierre has placed a high value on community involvement and support for entrepreneurship. He is a member of the Young Presidents Organization US Capital Chapter, Entrepreneur Organization Washington DC Chapter, and a board member of the Cleveland Park Business Association and Dupont Circle Business Improvement District. Mr. Abushacra, who serves on the Board’s Audit Committee and Director's loan committee, has served as a director of the Company since 2015. Mr. Abushacra, who serves on the Board’s Audit Committee and Nominating and Corporate Governance Committee (the “Nominating Committee”), has served as a director of the Company since 2015.

The Board of Directors believes that Mr. Abushacra’s qualifications for serving as a director include his entrepreneurial background and experience as a business owner within the target market for the Bank.

Robert J. Aumiller, 69. Mr. Aumiller is the past President of Mackenzie Commercial Real Estate Services, LLC, a commercial real estate brokerage where he served for over 30 years.  Mr. Aumiller currently serves as Executive Vice President of Mackenzie Ventures. LLC, the holding company of all of the Mackenzie subsidiaries.  Mr. Aumiller acts as Project Team Leader and oversees and participates in all facets of the operation of the company and has been a licensed real estate broker for more than 25 years. Mr. Aumiller also has significant commercial development experience, having been involved in build-to-suit projects and equity participations and acquisitions, as well as services relating to site selection, marketing and feasibility analysis, building design and construction, financing, and management of various industrial, medical and office facilities. Mr. Aumiller is also an attorney who, prior to joining Mackenzie in 1984, was engaged in private practice representing various real estate investors and developers. Prior to that time, Mr. Aumiller was an Assistant Attorney General for the State of Maryland and, among other clients, represented the Maryland Real Estate and Banking Commissions and served as counsel to the Maryland State Department of Assessments and Taxation. Mr. Aumiller is past president of the Maryland Chapter of NAIOP and has lectured both locally and nationally on build-to-suit development and the development process.  Mr. Aumiller, who serves as Chairman of the ALCO committee and also serves on the Board’s Nominating Committee and Compensation Committee, has served as a director of the Company since 2001 and of the Bank since April 19, 2013.  Between 2001 and April 19, 2013, he served as a director of Carrollton Bank, which merged into the Bank on April 19, 2013 in connection with the Jefferson Merger on that date.

The Board of Directors believes that Mr. Aumiller’s qualifications for serving as a director include his experience as both a commercial and residential developer, which gives him valuable insight into the sector in which we originate a large portion of our loans, as well as his entrepreneurial, financial and operational expertise.

Steven K. Breeden, 59.  Mr. Breeden is a principal in Security Development Corporation, a diversified real estate development company located in Howard County, Maryland.  Mr. Breeden has been with Security Development since 1980, where his work has involved financial analysis of commercial and residential real estate projects, economic modeling and daily project monitoring.  He is responsible for the company’s banking relationships.    Mr. Breeden holds a Master’s

degree in Finance from Loyola University and BS in Economics and Business from Carnegie Mellon University. Mr. Breeden, who serves on the Board’s Audit Committee and Chairman of the Compensation Committee, has served as a director of the Company since 1995 and of the Bank since April 19, 2013.  Between 1995 and April 19, 2013, he served as a director of Carrollton Bank.

The Board of Directors believes that Mr. Breeden’s qualifications for serving as a director include his knowledge of the Bank’s business and operations as a result of his years of service as a director of the Company and the Bank and his extensive understanding of the local real estate industry and market involvement gained from his more than 30 years of experience in most aspects of real estate development, with a concentration in complex financing, of residential and commercial projects throughout the Baltimore area.

Mark M. Caplan, 59.  Mr. Caplan is a Baltimore native who has been very active in real estate investment and management as well as equipment and vehicle financing in the region.  He is the President and CEO of the Time Group, a real estate equity firm where he has worked since 1980.  Time Group has interests in approximately 6,000 units in multi-family, manufactured housing, and senior living.  He is also a founder and is currently the Chairman of the WPM Real Estate Group, a manager of multi-family properties as well as other property types currently comprising in excess of 17,000 units.  In addition to his real estate activities, Mr. Caplan is the Chairman of Madison Capital, an independent vehicle and equipment financing firm he founded in 1984.  Mr. Caplan was previously on the Board of Sterling Bank & Trust which was sold to Carroll County Bank & Trust in the late 1990s.  Mr. Caplan is active in the non-for-profit community in Baltimore, having served on the Boards of The Walters Art Museum, The Bryn Mawr School, The Gilman School, Center Stage and St. Ignatius Loyola Academy.  Mr. Caplan is a graduate of Johns Hopkins University where he received his Bachelor of Arts degree in Social & Behavioral Sciences and received his Master of Business Administration from the Columbia Business School.  Mr. Caplan serves on the Board’s Compensation Committee and he also serves on the Board’s ALCO Committee.  Mr. Caplan has served as a director of the Company since April 19, 2013 and of the Bank since April 2012.

The Board of Directors believes that Mr. Caplan’s qualifications for serving as a director include his experience investing in real estate, general management experience, as well as credit experience lending to businesses in the mid-Atlantic region.

Harold “Hal” Hackerman, 66.  Mr. Hackerman is a director and President of the Audit, Accounting, and Consulting Firm of Ellin & Tucker, Chartered, a regional accounting firm headquartered in Baltimore.  Mr. Hackerman has been with Ellin & Tucker since 1984.   During his accounting career, he has had responsibility for both publicly traded and closely held businesses.  His industry expertise includes wholesale distribution, manufacturing, not-for-profit, fast-food, brokerage, real estate, and construction organizations.  In addition, Mr. Hackerman has extensive experience in mergers and acquisitions, assisting companies in financially troubled situations and bankruptcies representing debtors, unsecured creditors, and secured lenders.  He is a graduate of Fairleigh Dickinson University where he earned a Bachelor of Science degree.  Mr. Hackerman, serves as Chairman of the Nominating Committee and on the Board’s Audit Committee and Executive Committee.  Mr. Hackerman has been a director of the Company since 2002 and of the Bank since April 19, 2013 and is currently the Lead Independent Director.  Between 2002 and April 19, 2013, he served as a director of Carrollton Bank.

The Board of Directors believes that Mr. Hackerman’s extensive public accounting experience, which has given him a thorough understanding of financial regulations applicable to the Company and the Bank, and his valuable insight as to accounting-related matters, such as internal controls, makes him an appropriate choice to serve as a director.

Eric D. Hovde, age 53.  Mr. Hovde is an active entrepreneur who has started and manages numerous business enterprises. Mr. Hovde is the Chairman and Chief Executive Officer of H Bancorp LLC, a $1.8 billion private bank holding company with banking operations on both the east and the west coasts. Additionally, he serves as Chief Exec Officer and  co-owner of Hovde Properties, LLC, a real estate development and management company where he oversees management of the company and all large development projects. Mr. Hovde also founded and previously managed Hovde Financial, an investment banking company, and Hovde Capital, an asset management company.  Throughout his career he has served as a director on numerous bank boards and currently serves as the Chief Executive Officer of Sunwest Bank in Orange County, California. Additionally, Mr. Hovde is a significant stockholder and board member of ePlus, Inc., a leading value-added reseller and lessor of technology products and services that common stock of which is listed on the NASDAQ Stock Market and registered with the SEC under Section 12(b) of the Exchange Act. Mr. Hovde, along with his brother, Steve, created and funds the Hovde Foundation, an organization that actively supports two central missions – clinical research to find a cure for Multiple Sclerosis and charitable relief for children in desperate need. The Foundation has established Hovde Houses throughout many countries around the world. He earned his degrees in Economics and International Relations at the University of Wisconsin.  Mr. Hovde is the Chairman of Bay Bancorp and Bay Bank and serves as the

Chairman of the Executive Committee and on the Board’s Asset/Liability & Investment Committee.  He has served as a director of Bay Bancorp and Bay Bank since September 25, 2013.

The Board of Directors believes that Mr. Hovde’s qualifications for serving as a director include his experience and background managing diverse financial organizations and serving on the boards of diverse organizations. In addition, as the founder of Hovde Financial, an investment banking firm focused on mergers and acquisitions, Mr. Hovde provides valuable insight to the Company with his knowledge and experience in that area.

Steven D. Hovde,  age 62. Mr. Hovde is the Chairman and Chief Executive Officer of Hovde Group, a leading financial services and investment banking firm that provides a full-service suite of investment banking, capital raising, and financial advisory services focused exclusively on the banking and thrift industry. Mr. Hovde co-founded Hovde Group in 1987 with his brother, Eric D. Hovde, who also serves on the boards of directors of the Company and the Bank. Before co-founding Hovde Group, Mr. Hovde was Regional General Counsel and Vice President of a national commercial real estate development firm, Vantage Companies. Previous to that, Mr. Hovde served as an attorney with a 200-member law firm based in Chicago, Rudnick & Wolfe, which is today DLA Piper, specializing in real estate law. Prior to that, Mr. Hovde practiced accounting in Chicago as a Certified Public Accountant with one of the former “Big Eight” public accounting firms, Touche Ross LLP, which is today Deloitte & Touche LLP. Mr. Hovde has served on the Boards of the Company and the Bank since June 2016 and also serves on the Board’s Nominating Committee and Compensation Committee.

The Board of Directors believes that Mr. Hovde’s qualifications for serving as a director include his experience and background managing diverse financial organizations and serving on the boards of diverse organizations. In addition, as the founder of Hovde Financial, an investment banking firm focused on mergers and acquisitions, Mr. Hovde provides valuable insight to the Company with his knowledge and experience in that area.

Charles L. Maskell Jr, age 58.  Mr. Maskell began his career as a CPA in a public accounting firm in 1982 and for over 15 years had been Managing Director and Partner for accounting, audit and consulting services firms. He is a founder and the Managing Director of Chesapeake Corporate Advisors, LLC, a middle market investment bank and corporate advisory firm, a position he has held since December 2005. In this role Mr. Maskell provides emerging and middle market companies with business strategy, valuations, and mergers and acquisitions services.  Mr. Maskell regularly consults with clients regarding divestitures, acquisitions and mergers conducting both strategic and fair market value engagements. From January 1998 through November 2005, Mr. Maskell was Managing Director – Consulting Services with RSM McGladrey, Inc., a national business consulting, accounting and tax firm with focus on middle market companies currently known as McGladrey, LLC.  Mr. Maskell is a Certified Business Appraiser through The Institute of Business Appraisers and is certified in Mergers and Acquisitions through the Alliance of Merger and Acquisition Advisors. He also served as Chairman and Member of the Loyola University – Maryland Sellinger School of Business Board of Sponsors and is currently a member of the Board of Trustees of Mercy Medical Center.  Mr. Maskell, who serves as Chairman of the Board’s Audit Committee and serves on the Board’s Executive Committee, has served as a director of the Company since April 19, 2013 and of the Bank since May 2012.

The Board of Directors believes that Mr. Maskell’s qualifications for serving as a director include his experience in public accounting and corporate advisory work, which gives him informed insight into lending in the small and middle market businesses as well as experience in the financial reporting and corporate governance required by the Bank.

Joseph J. Thomas, 54.  Mr. Thomas has served as a Director of the Bank since its founding in 2010 and Chairman of the Company from April 2013 until December 2014 when he became President and CEO of the Company and the Bank.  Mr. Thomas was previously Managing Director of Hovde Private Equity Advisors and Financial Services Partners Fund I, a private equity fund dedicated to investing in financial services companies and community banks. Previously, Mr. Thomas enjoyed a distinguished 20-year career with Wachovia Corporation.  Mr. Thomas was Managing Director and Head of Financial Institutions Investment Banking for Wachovia Securities.  In this role, he was responsible for all mergers and acquisitions, equity capital markets, private equity, fixed income and corporate banking activities with U.S. banks, asset management firms, insurance companies, and specialty finance clients. Over the course of his career at Wachovia, Mr. Thomas held a range of corporate finance, capital markets and investment management positions.  Mr. Thomas holds a Masters of Business Administration degree from Fuqua School of Business at Duke University and a Bachelor of Arts degree from the University of Virginia.  In addition, Mr. Thomas is a Chartered Financial Analyst and a member of the CFA Society of Washington, DC and a National Association of Corporate Directors Governance Fellow.  Mr. Thomas also serves on the Federal Delegate Board of the Independent Community Bankers of America.

The Board of Directors believes that Mr. Thomas’ qualifications for serving as a director include his experience in the banking industry for nearly 30 years in a variety of capacities, including as founding Chairman of Jefferson Bancorp and as a director of several community banks, and his achievement of various designations as a financial services industry expert.

AUDIT COMMITTEE

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is composed of Charles L. Maskell, Jr., Chairman, Steven K. Breeden, Pierre A. Abushacra and Harold I. Hackerman. The Board of Directors has determined that Mr. Hackerman qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of the SEC’s Regulation S-K.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Information regarding the Company’s executive officers is set forth below:

Joseph J. Thomas – Mr. Thomas, age 54 serves as the CEO of the Company and the Bank.  Additional information about Mr. Thomas is set forth above.

Larry D. Pickett – Mr. Pickett, age 56, has been Executive Vice President – Chief Financial Officer of the Company and the Bank since January 2, 2014. Between August 2008 and his appointment by the Bank and the Company, Mr. Pickett served as the Vice President of Financial Planning, Profitability and Analysis for Susquehanna Bancshares, Inc., located in Lititz, Pennsylvania. In this position, Mr. Pickett was responsible for the financial operations of the $18 billion regional banking organization. His responsibilities included strategic planning, budgeting, forecasting, balance sheet management, evaluation of bank and branch acquisition opportunities and monthly/quarterly narration of bank financial performance and projected performance. He was also responsible for supplying divisional, regional, business line, customer and officer profitability and was a member of the Corporate Asset Liability Committee. Prior to that, between March 2006 and August 2008, Mr. Pickett was the Chief Financial and Chief Risk Officer of Susquehanna Bank in Hunt Valley, Maryland, a $3 billion community bank, where he was responsible for budgeting, forecasting and strategic planning, oversaw the bank's credit division, was a voting member of loan committee, and served as the chairman of the bank's ALCO, Audit and Pricing Committees. He was also responsible for the implementation and ongoing management of Susquehanna Bank's Sarbanes-Oxley Act compliance program.

Information about the Bank’s executive officers, other than Messrs. Thomas and Pickett, is set forth below.

James W. Kirschner - Mr. Kirschner, age 55, has served as Senior Vice President and Chief Credit Officer of the Bank since January 2011.  He has more than 30 years’ experience in banking and distressed investing having previously worked for Bank of America, Beltway Capital Management, and FirstCity Crestone.  His current responsibilities include the management of the Credit Administration function and Special Assets Group of the Bank.  He has been a member of the Bank’s loan committee since 2011.  He has extensive experience with credit underwriting, lending, and loan work-out.

Deanna L. Lintz – Mrs. Lintz, age 49, has served as Executive Vice President and Chief Banking Officer since August 2015.  Mrs. Lintz joined the bank in March 2007 as Senior Vice President, Branch Administration.  She currently manages Branch Administration, Business Banking, Treasury Management, Facilities, Corporate Security and Deposit Operations.  Prior to joining the bank, Mrs. Lintz worked at Provident Bank and M&T Bank between 2004 and 2007 as a Business Banking Relationship Manager.  Mrs. Lintz started her banking career with Maryland National Bank in 1990 where she worked in their Retail Finance Division.  She continued with the bank, through their transition to NationsBank and now Bank of America in their Retail Division as Regional Sales Manager where she managed the sales and service activities for over 20 Banking Centers, and as a Client Manager in their Premier Banking Division managing a $150 million portfolio.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to all its directors and officers, and a copy of the code of ethics will be provided to any person, without charge, upon written request to Bay Bancorp, Inc., Attention: Corporate Secretary, 7151 Columbia Gateway Drive, Suite A, Columbia, Maryland 21046. There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to the Company’s Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated thereunder, the Company’s executive officers and directors and persons who beneficially own more than 10% of the outstanding shares of the Company’s common stock are required to file certain reports regarding their ownership of common stock with the SEC. Based solely on a review of copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that all such persons timely filed all reports required to be filed by Section 16(a) during the year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to or earned by each person who served as a director of the Company during the year ended December 31, 2017 and is not also a “named executive officer” (as defined below under the heading “Executive Compensation”). Directors received compensation solely in their capacities as directors of the Bank and did not receive any additional fees for their service as directors of the Company. Information regarding compensation paid to or earned by directors who are also named executive officers is presented in the Summary

Compensation Table that appears below in the section entitled, “Executive Compensation”.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (2)	All other compensation ($)	Total ($)
Pierre A. Abushacra	14,250	9,938	-	-	24,188
Robert J. Aumiller	13,200	9,938	-	-	23,138
Steven K. Breeden	14,450	9,938	-	-	24,388
Mark M. Caplan	12,300	9,938	-	-	22,238
Harold I. Hackerman	13,250	9,938	-	-	23,188
Eric D. Hovde	29,000	29,813	-	-	58,813
Steven D. Hovde	21,750	9,938	-	-	31,688
Charles L. Maskell, Jr.	17,350	9,938	-	-	27,288
Michael Chiaramonte	3,250	-	-	-	3,250

Notes:

(1)

Amounts in this column represent the grant date fair value of 1,325 shares of restricted Common stock granted in 2017, computed in accordance with Financial Standards Accounting Board Accounting Standards Codification Topic 718 (“Topic 718”).  See Note 11 to the audited financial statements presented in Item 8 of Part II of this annual report regarding assumptions underlying valuation of equity awards.

(2)

Outstanding equity awards held by directors as of December 31, 2017 are as follows:  Mr. Aumiller, 1,325 shares of  restricted Common Stock; Mr. Breeden, 1,325 shares of restricted Common Stock; Mr. Caplan, options to purchase 11,109 shares of Common Stock and 1,325 shares of restricted Common Stock; Mr. Hackerman, 1,325 shares of restricted Common Stock; Mr. Eric D. Hovde, 3,975 shares of restricted Common Stock; Mr. Maskell, options to purchase 11,109 shares of Common Stock and 1,325 shares of restricted Common Stock; Mr. Steven D. Hovde, 1,325 shares of restricted Common Stock; and Mr. Abushacra, 1,325 shares of restricted Common Stock.

The director compensation program in effect for 2017 provided that directors who were not employees of the Company or the Bank were to receive (i) a monthly retainer fee of $1,000, except for the Chairman of the Audit Committee who received a monthly retainer fee of $1,250 and the Chairman of the Board who received a monthly retainer of $2,500, and (ii) a formal committee meeting attendance fee, whether attending the meeting in person or telephonically, of $250 per eligible committee, with the exception of the Committee Chair who received $300 per eligible committee, to be capped at twelve (12) meetings per year.  In addition, if the Company’s then-effective equity compensation plans had sufficient shares reserved for issuance, then each non-employee director who was serving on the date of the 2017 Annual Meeting of Stockholders was to receive a grant of restricted shares of Common Stock, having a fair market value of $10,000 as of the grant date and subject to a one year vesting period.  Each such director received a grant of 1,325 shares of restricted Common Stock with the Chairman receiving 3,975 shares.

The Compensation Committee has the authority and resources necessary to engage its own legal and/or consultants, including to obtain advice, assistance or direction with respect to executive compensation and benefits. During 2017, neither the Compensation Committee nor management engaged a compensation consultant to provide assistance with respect to the determination or recommendation of the amount or form of executive or director compensation.

Overview of Compensation Program

The Company’s executive compensation program is designed to:

•	Align the financial interests of the executive officers with the long-term interests of the Company’s stockholders;
•	Attract and retain high performing executive officers to lead the Company to greater levels of profitability; and
•	Motivate and incent executive officers to attain the Company’s earnings and performance goals. The compensation program for the Company’s executive officers has four primary components:
•	base salary;
•	annual cash incentive awards;
•	equity-based awards; and
•	employee benefits and perquisites.

Based on the analysis provided by Board Advisory, as such, it was determined that executive compensation was generally reasonable relative to market peers for base, total cash and total compensation.

Our compensation philosophy is to pay conservatively competitive base salaries based on individual experience, Company and individual performance, and personal contributions to the organization and its goals. Short-term incentives, generally payable in cash, and long-term incentives, generally provided through equity-based awards, are targeted to be competitive but depend more heavily upon Company performance than does base pay.  Total compensation and accountability are intended to increase with position and responsibility.

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

Annual Incentive Plan

All of our named executive officers participated in our bonus plan. The bonus plan encourages executive officers to work together as a team to achieve specific annual financial goals. The bonus plan is designed to motivate our executive officers to achieve strategic goals, strengthen links between pay and the performance of the Company and align management’s interests more closely with the interests of the stockholders.

The plan is designed to pay out a cash and stock award based on pre-established key performance criteria that must be met before payouts may be made.  The key performance indicators are:

•	Growth as measured by net loan growth;
•	Expense management;
•	Pre-tax Net Income;
•	Overall risk management performance; and

•	Other individual personal performance.

Incentives are calculated based on budget and business plan goals as measured by the key performance indicators. The 2017 budget was approved by the Board of Directors at the March 2017 meeting and was the basis for the 2017 incentive plan goals.

Equity Plans

The Company and the Bank try to closely align the financial interests of the executive officers with the long-term interests of our stockholders through, among other things, long-term compensation arrangements, which take the form of equity-based awards.  Most recently, these awards have been made under the 2007 Plan, the Jefferson Plan and the 2015 Equity Plan.  The Company’s Board of Directors and its Compensation Committee administer these plans.

At the 2007 Annual Meeting of Stockholders, the Company’s stockholders approved the Carrollton Bancorp 2007 Equity Plan (the “Carrollton Plan”) and provides for a variety of award types, such as stock options, restricted stock, stock appreciation rights, restricted performance stock, unrestricted stock and performance unit awards, all of which increase in value as the value of the Common Stock increases.  Up to 500,000 shares of Common Stock were reserved for issuance under the Carrollton Plan.

Prior to the Jefferson Merger, Jefferson granted options to purchase shares of its common stock under the Jefferson Bancorp, Inc. 2010 Stock Option Plan (the “Jefferson Plan”), which was assumed by the Company in connection with the Jefferson Merger. Each option granted under the Jefferson Plan that was outstanding at the time of the Jefferson Merger was also assumed by the Company and was converted into an option to purchase that number of shares of the Company’s common stock equal to the product of the shares of Jefferson common stock subject to the option and 2.2217, which was the exchange ratio in the Jefferson Merger.  After giving effect to the Jefferson Merger, the Jefferson Plan reserved 559,868 shares of Common Stock for issuance.  Except for a change in the administrator of the Jefferson Plan (from Jefferson’s Compensation Committee to the Company’s Compensation Committee), all such options remain subject to the same terms and conditions, including vesting, that applied under the Jefferson Plan immediately prior to the Jefferson Merger.

The Bay Bancorp, Inc. 2015 Equity Compensation Plan (the “2015 Plan” and together with the Carrollton Plan and the Jefferson Plan, the “Equity Plans”) was approved by stockholders at the 2015 Annual Meeting and permits the grant of stock options, stock awards and other stock-based awards.  The 2015 Equity Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, all non-employee directors of the Company, and consultants of the Company and its subsidiaries.  The Board’s Compensation Committee administers the 2015 Equity Plan.  The aggregate number of shares of Common Stock that may be issued or transferred under the 2015 Equity Plan is 100,000, and the aggregate number of shares that may be issued or transferred pursuant to options intended to qualify as incentive stock options within the meaning of Section 422 of the Code is 100,000.  In any calendar year, a participant may not be awarded grants covering more than 20,000 shares.  The aggregate number of shares that may be issued or transferred to any participant in a calendar year pursuant to grants designated as qualified performance-based compensation is 20,000.

Each of the foregoing plans provides for adjustments to the number of shares subject to the adjustments in the number and type of shares that remain available under the plans and of shares that are subject to outstanding awards in the event of any change in the number or kind of shares of Common Stock outstanding by reason of any change in the Company’s capitalization, or by reason of any, merger, reorganization or consolidation.  Also, in the event of a merger, reorganization or consolidation in which the Company will not be the surviving corporation or in which the Company will survive but will experience a change in control, or in the case where the Company sells all or substantially all of its assets to another entity, each of the plans provides for acceleration of the exercisability or payment of outstanding awards and, generally, for the assumption or replacement by the surviving corporation of any stock option that is not exercised prior to the effective time of the transaction.

401(k) Plan

The Company has a contributory retirement savings plan qualifying under Section 401(k) of the Code (the “Thrift Plan”).  Effective February 1, 2017, eligible employees can join the plan on the first of the month following their date of hire.  Participants are eligible for discretionary employer matching contributions on the first day of the quarter following one year of employment.  For 2016, we made a discretionary employer matching contribution in cash, in an amount equal to 50% of a participants contributions during 2016 capped at 2% of his or her compensation for 2016. These contributions were made in 2017.  For 2017, we intend to make a discretionary employer matching contribution, to be paid in cash, in an amount equal to 50% of employee participant’s annual contributions, capped at 3% of his or her compensation for 2017.

Summary of Executive Compensation

The discussion that follows provides information about compensation awarded to, earned by, or paid to the following persons during 2017 and 2016: (i) the Company’s principal executive officer; (ii) any other person who served as the Company’s principal executive officer at any time during 2017, (iii) the Company’s two most highly compensated executive officers other than the principal executive officer who were serving as such as of December 31, 2017 and whose total compensation for 2017 (excluding above-market and preferential earnings on nonqualified deferred compensation) exceeded $100,000, and (iv) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (iii) had they been serving as executive officers of the Company as of December 31, 2017 (all of the foregoing persons are referred to as the “named executive officers”). For this purpose, the term “executive officer” includes any executive officer of the Bank who performs a policy making function for the Company.

The Company has determined that, for purposes of this Proxy Statement, the named executive officers are Joseph J. Thomas, Larry D. Pickett and James W. Kirschner, as well as Michael F. Croxson who left the Company on July 28, 2017.

The following table sets forth the compensation earned by or awarded to the Company’s named executive officers in 2017 and 2016:

Summary Compensation Table
	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	All other compensation	Total
Name and principal position		($)	($)	($)(2)	($)(2)	($)(3)	($)(4)	($)
Joseph J. Thomas	2017	311,539	47,162	10,703	-	41,179	28,592	439,175
President & CEO (1)	2016	300,600	45,548	6,848	-	-	28,448	381,444

Larry D. Pickett	2017	240,000	19,200	72,339	-	13,535	9,390	354,464
Executive VP & CFO	2016	225,173	15,527	44,415	-	-	9,240	294,355

James W. Kirschner	2017	167,693	20,769	18,594	-	4,782	7,087	218,925
Senior VP-Chief Credit Officer	2016	142,885	25,000	-	-	-	5,727	173,612

Mike F. Croxson	2017	122,885	35,174	-	17,500	-	403	175,962
Former Executive VP-Chief Administration Officer	2016	92,308	10,219	-	-	-	230	102,757

Notes:

(1)	Mr. Thomas also serves as a director of the Company and the Bank but receives no separate remuneration for such service.
(2)

Amounts reflect the aggregate grant date fair value of the restricted stock or stock options computed in accordance with Topic 718.  See Note 11 to the audited financial statements contained in this annual report regarding the assumptions underlying valuation of equity awards.

(3)	The amounts reflect awards paid under the Annual Incentive Plan.
(4)

For Mr. Thomas, the amounts include (i) an auto allowance of $19,802 for 2017 and $19,808 for 2016, (ii) imputed income relating to the group term life insurance premiums paid on his behalf in the amount of $690 for 2017 and 2016 (iii) employer matching contributions to his Thrift Plan account in the amount of $8,100 for 2017, which will be made in March 2018 and paid in cash, and $7,950 for 2016.  For Mr. Pickett, the amounts include, (i) imputed income relating to the group term life insurance premiums paid on his behalf in the amount of $1,290 for 2017 and 2016, and (ii) employer matching contributions to his Thrift Plan account in the amount of $8,100 for 2017 which will be made in March 2018 and paid in cash, and $7,950 for 2016.  For Mr. Kirschner, the amounts include imputed income relating to the group term life insurance premiums paid on his behalf in the amount of $1,290 for 2017 and $690 in 2016 and employer matching contributions to his Thrift Plan account in the amount of $5,797 for 2017, which will be made in March 2018 and paid in cash, and $5,037 for 2016.  For Mr. Croxson, the amounts include imputed income relating to the group term life insurance premiums paid on his behalf in the amount of $403 for 2017 and $230 for 2016.

Employment Arrangements

Joseph J. Thomas

Mr. Thomas entered into an employment agreement with the Company and the Bank on April 14, 2017 (the

“Thomas Agreement”).  The Thomas Agreement provides for an initial one-year term, with successive one-year renewal terms unless either party provides the other party with 90 days’ prior written notice of its intention to not renew the term of Agreement upon its normal expiration.  The Thomas Agreement initially set Mr. Thomas’ annual base salary level at $315,000, subject to periodic review, and provides that he will be eligible to participate in such equity compensation, bonus, incentive and other executive compensation programs as may be made available to senior management of the Company from time to time.  The employee benefits to be provided pursuant to the Thomas Agreement include a monthly automobile allowance, four weeks of paid vacation, a minimum of $315,000 in group term life insurance coverage and such other employee benefits as may be made available from time to time to similarly-situated executive officers of the Employer.

The Thomas Agreement provides that, upon the termination of Mr. Thomas’ employment for any reason, he will be entitled to receive all unpaid compensation and benefits that have accrued through the date of termination.  If, during a term, his employment is terminated because of his death or disability, then the Thomas Agreement provides that Mr. Thomas will be entitled to also receive the cash value of any unused vacation and the pro-rated portion of the cash-based performance bonus that he would have earned for the year in which the termination occurs had his employment not ended.  If, during a term, Mr. Thomas is terminated without “Cause” (as defined in the Thomas Agreement) or if Mr. Thomas terminates his employment for “Good Reason” (as defined in the Thomas Agreement), then (i) he will receive the cash value of any unused vacation, (ii) he will receive, as severance, continued base salary at his then-current rate for 12 months following termination, (iii) he will have the right to continue his participation in the Company’s health, dental and life insurance benefit plans during the period that the severance is paid, the costs of which will be paid by the Bank, and (iv) any unvested equity awards that he holds will immediately vest and become payable or exercisable pursuant to their terms.  If, however, a termination without “Cause” or for “Good Reason” occurs within three months before or 12 months after (the “Protection Period”) a “Change in Control” (as defined in the Thomas Agreement), or if Mr. Thomas’ employment ends during the Protection Period because the Employer has elected not to renew the term of the Thomas Agreement upon its normal expiration, then, in lieu of the severance and benefits described in items (ii) and (iii) above, respectively (but in addition to the benefits described in items (i) and (iv) above), Mr. Thomas will be entitled to a lump sum change-in-control severance payment equal to 2.0 times his then-current base salary rate and he will have the right to continue his participation in the Company’s health, dental and life insurance benefit plans for a period of 12 months, the costs of which will be paid by the Bank.  The Thomas Agreement provides that if the Employer determines that the aggregate present value of that portion of this change in control severance payment that is considered “Contingent Payments” (as defined in the Thomas Agreement) and all other “Contingent Payments” payable to Mr. Thomas exceeds 2.99 times his “Base Amount” (as defined in the Thomas Agreement), such that the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, would otherwise be triggered, then the change in control severance payment will be reduced to the extent necessary to avoid the imposition of that excise tax.  If Mr. Thomas’ employment ends because the Company has elected not to renew the term of Thomas Agreement upon its normal expiration and that termination does not occur during the Protection Period, then Mr. Thomas will be entitled to receive continued base salary payments for three months following the date of termination.  Except for the accrued but unpaid compensation and benefits payable in the case of any termination, the cash value of unused vacation payable in the event of Mr. Thomas’ death or disability and the pro-rated bonus payable upon Mr. Thomas’ death, the payment of all the foregoing amounts is conditioned upon Mr. Thomas’ execution, delivery and non-revocation of a Separation Agreement in substantially the form attached to the Thomas Agreement and, in certain cases, his compliance with certain notice and other requirements.

The Thomas Agreement provides that, for 12 months following the termination of his employment for any reason, Mr. Thomas may not, directly or indirectly, (i) compete with the Bank or its affiliates from or at any place in the State of Maryland that is located within 60 miles of his most-recently designated employment location at the Bank, (ii) solicit the Bank’s business relationships, or (iii) solicit, engage or hire any of the Bank’s independent contractors or employees.  In addition to the foregoing, the Thomas Agreement contains representations and warranties by Mr. Thomas, covenants regarding confidentiality of Bank information and the return of Bank property upon termination, and other provisions that are customary for this type of employment agreement.

Larry D. Pickett

Mr. Pickett entered into an Employment Agreement with the Bank (the “Pickett Agreement”) dated January 2, 2014, which provides for (i) the payment of an annual salary of $240,000, (ii) eligibility to receive an annual cash performance bonus of up to 25% of his then-current annual salary level, (iii) eligibility to receive an annual stock performance bonus of up to 20% of his then-current annual salary level, to be paid in shares of Common Stock, (iv) the grant of an option to purchase

50,000 shares of Common Stock, of which 20% vested as of the grant date and the remaining portion will vest at the rate of 20% per year, (v) $300,000 in group term life insurance coverage, and (vi) participation in the Bank's standard employee benefit plans. In 2016, Mr. Pickett was awarded 25,000 shares of restricted stock to vest over a period of three years, the first of which vested upon the date of the grant.  Beginning in 2016, Mr. Pickett will receive at least 10% of base pay in annual long-term incentive grants. Mr. Pickett’s entitlement to the cash performance bonus and stock performance bonus will be determined based on the degree to which criteria relating to both the Bank's performance as a whole and his individual performance are satisfied. These criteria will be established from time to time by the Compensation Committee of the Bank’s Board of Directors. The term of the agreement is for one year and will automatically renew for successive one-year terms unless either party delivers written notice to the other party at least 90 days prior to the current term's expiration date of an intention not to renew the employment relationship. Mr. Pickett’s employment may be terminated prior to the expiration of its then-current term by either Mr. Pickett or the Bank upon notice of such termination to the other party. If the Bank terminates the employment without “Cause” (as defined in the Pickett Agreement) and not because of Mr. Pickett’s death or disability or in connection with a “Change in Control” (as defined in the Pickett Agreement), or if Mr. Pickett terminates his employment for “Good Reason” (as defined in the Pickett Agreement) other than in connection with a Change in Control, then (i) subject to his execution, delivery and non-revocation of a general release and the satisfaction of certain other conditions, Mr. Pickett will be entitled to cash severance equal to six months’ base salary, which will be paid in six equal monthly installments and (ii) he will be entitled to continue his participation in the Bank’s medical plan during the period that the severance is paid.  If the Bank experiences a Change in Control and Mr. Pickett’s employment is terminated within 180 days of such Change in Control by the Bank without Cause and not because of his death or disability or by Mr. Pickett for Good Reason, then (i) subject to his execution, delivery and non-revocation of a general release and the satisfaction of certain other conditions, Mr. Pickett will be entitled to receive a lump sum cash severance payment equal to 100% of his then-current base salary, (ii) he will be entitled to continue his participation in the Bank’s medical plan for 12 months after the termination of his employment, and (iii) the unvested portion of all outstanding stock options held by Mr. Pickett will automatically vest and become exercisable in accordance with the terms of those option awards. Except in the case of a termination by the Bank for Cause, the termination of Mr. Pickett’s employment will also entitle him to receive a cash payment representing the value of his accrued but unused vacation days.

The Pickett Agreement provides that, for 12 months following the termination of his employment for any reason, Mr. Pickett may not, directly or indirectly, solicit the Bank’s business relationships, solicit, engage or hire any of the Bank’s independent contractors or employees, or urge any person to reduce such person’s business with the Bank.

James W. Kirschner and Mike F. Croxson

Mr. Kirschner is not a party to any employment agreement with the Company or the Bank, and neither was Mr. Croxson while he was employed by the Bank.  Both were employed on an at-will basis.  Under the terms of his employment arrangement, Mr. Kirschner is entitled to an annual salary of $168,000. During 2017, Mr. Croxson was entitled to receive an annual salary of $213,000. In addition to base salaries paid in 2017, Messrs. Kirschner and Croxson were eligible to participate in the Thrift Plan and the Equity Plans, and to participate in and/or receive benefits that the Company and/or the Bank made available to all eligible employees generally, including health, dental and vision insurance, long-term disability insurance, and group term life insurance.

Potential Payments Upon Termination of Employment as of December 31, 2017

The table below represents the lump sum maximum amounts that the named executive officers would have been eligible to receive under their respective employment arrangements upon a change in control or if their employment were to be terminated under one of the various scenarios described below as of December 31, 2017.  Benefits payable under the Company’s defined benefit/pension plan or Thrift Plan are not included. As noted above, Messrs. Thomas and Pickett will be entitled to certain benefits if their employment with the Company and the Bank are terminated under certain circumstances following a “Change in Control”. The proposed Merger with Old Line Bancshares will constitute a Change in Control for purposes of both Mr. Thomas’ and Mr. Pickett’s employment agreements, and Old Line Bancshares agreed in the Merger Agreement to pay any amount that may become payable to any Company employees under existing employment agreements in connection with the Merger. Accordingly, if payable, such compensation will be paid by Old Line Bancshares after consummation of the Merger. The amounts reported under “Termination without Cause of for Good Reason following a Change in Control” reflect such golden parachute compensation.

			Termination	Termination
			without Cause or	without Cause or
		Termination	for Good Reason	for Good Reason
	Quit/termination	due to death	- No Change in	following a Change
	for cause	or disability	Control	in Control
Name	($)	($)	($)(1)	($)(1)
Joseph J. Thomas	-	94,399	340,349	655,349

Larry D. Pickett	-	-	131,301	251,301

James W. Kirschner	-	-	-	-

Mike F. Croxson	-	-	-	-

Note:

(1)

The amounts shown for Mr. Thomas and Mr. Pickett include $19,291 and $6,686, respectively, in estimated perquisites and other benefits related to the continuation of health insurance and life insurance plans for 12 months following the termination of employment.

Equity Compensation Awards

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2017.

Outstanding Equity Awards at 2017 Fiscal Year-End

Name	Option Awards				Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Joseph J. Thomas	-	-	-	-	9,426	59,707

Larry D. Pickett	40,000	10,000	5.15	01/02/2024	14,029	80,809

James W. Kirschner	16,663	-	4.50	01/24/2021	5,382	29,878
	11,000	-	4.75	07/29/2024
Mike F. Croxson	-	-	-	-	-	-

Tax and Accounting Implications

Under Section 162(m) of the Code, the Company’s federal income tax deductions may be limited to the extent that total compensation paid in any taxable year to a “covered employee” exceeds $1,000,000.   None of the Company’s “covered employees” received compensation in excess of this limit on deductibility.

Section 409A of the Code imposes certain restrictions on the manner and timing of distributions to participants who are “key employees” of the Company under non-qualified deferred compensation plans and arrangements, including a prohibition against paying benefits to a key executive for six months following his or her separation from service.  If nonqualified deferred compensation subject to Section 409A does not comply with Section 409A, then the compensation is taxable in the first year that it is not subject to a substantial risk of forfeiture.  In such case, the employee is subject to regular federal income tax, interest and an additional federal income tax of 20% of the compensation includible in income.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information about the Equity Plans at December 31, 2017:

Number of securities
	Number of securities to be	Weighted‑average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants, and rights	warrants, and rights	(excluding securities reflected in column)
Plan Category	(a)	(b)	(a)
Equity compensation plans approved by security holders	181,544	$5.19	85,525
Equity compensation plans not approved by security holders	—	—	—
Total	181,544	$5.19	85,525

Note:

(1)

In addition to stock options and stock appreciation rights, the Carrollton Plan and the 2015 Plan permit the grant of stock awards of various types and performance units.  At December 31, 2017, restricted stock awards relating to 50,662 shares were outstanding that are not included in the number shown in column (a)  Under the Carrollton Plan (i) shares of common stock subject to restricted stock or unrestricted stock awards may not exceed 50% of the total number of shares available under the Carrollton Plan (ii) subject to the anti-dilution provisions of the Carrollton Plan, (i)  the maximum number of shares of common stock for which stock options and stock appreciation rights may be granted to any participant in any fiscal year shall not exceed 500,000 shares, and (ii)  the maximum aggregate dollar amount of, and the maximum number of shares of common stock subject to, restricted stock and performance unit awards to any employee with respect to a restriction period or performance period may not exceed $500,000 and 500,000 shares, respectively.  Under the 2015 Plan, a participant may not be awarded, in any calendar year, grants covering more than 20,000 shares of common stock.

BENEFICIAL OWNERSHIP OF THE COMMON STOCK

The following table sets forth, as of March 26, 2018, certain information concerning shares of the Common Stock beneficially owned by: (i) each of the named executive officers; (ii) each of the current directors and director nominees of the Company; (iii) all directors and executive officers of the Company as a group; and (iv) each other person that we believe beneficially owns in excess of 5% of the outstanding shares of Common Stock. Generally, a person “beneficially owns” shares if he or she has or shares with others the right to vote those shares or to invest (or dispose of) those shares, or if he or she has the right to acquire such voting or investment rights, within 60 days (such as by exercising stock options or similar rights). The percentages were calculated based on 10,717,889 issued and outstanding shares of Common Stock, plus, for each named person, any shares that such person may acquire within 60 days of March 26, 2018.  Except as otherwise noted, the address of each person named below is the address of the Company.

	Amount and Nature of Beneficial Ownership		Percent of Class (%)
Directors and Named Executive Officers
Pierre A. Abushacra	31,603		*
Robert J. Aumiller	17,783	(1)	*
Steven K. Breeden	95,953	(2)	*
Mark M. Caplan	158,968	(3)	1.5
Mike F. Croxson	5,000		*
Harold I. Hackerman	21,345		*
Eric D. Hovde	2,991,019	(4)	27.9
Steven D. Hovde	128,930	(5)	1.2
James W. Kirschner	35,378	(6)	*
Charles L. Maskell, Jr.	21,865	(7)	*
Larry D. Pickett	81,486	(8)	*
Joseph J. Thomas	279,410		2.6
All Directors and Officers as a Group (12 persons)	3,840,168		35.8

Persons Who Beneficially Own More than 5% of the Class
Context BH Capital Management, LP	906,358	(9)	8.5
RMB Capital Holdings, LLC	1,008,686	(10)	9.4
H Bancorp LLC	2,775,690	(11)	25.9

Notes:

*Less than 1%

(1)	Includes 13,733 shares owned jointly with spouse.
(2)	Includes 66,701 shares owned jointly with spouse.
(3)	Includes 11,109 shares subject to fully vested and exercisable options to purchase shares.
(4)

Includes the 2,775,690 shares reported below for H Bancorp, as Mr. Hovde has sole voting and investment discretion with respect to such shares, and 28,572 shares held by The Eric D. and Steven D. Hovde Foundation (the “Foundation”), as Eric D. Hovde is a co- trustee and shares voting and investment discretion with respect to such shares. The shares held by the Hovde Foundation are also reported for Steven D. Hovde.

(5)

The shares are held by the Hovde Foundation. Eric D. Hovde and Steven D. Hovde are co-trustees of the foundation and thereby share voting and investment discretion with respect to the shares. These shares are also included in the amount reported for Eric D. Hovde.

(6)	Includes 27,663 shares subject to fully vested and exercisable options.
(7)	Includes 11,109 shares subject to fully vested and exercisable options.
(8)	Includes 50,000 shares subject to fully vested and exercisable options.
(9)

The information is based on the Schedule 13G/A filed with the SEC on February 13, 2018 by Context BH Capital Management, LP.  The Fund’s address is 401 City Avenue, Suite 800, Bala Cynwyd, Pennsylvania 19004. The information is based on the Schedule 13G/A filed with the SEC on February 13, 2018 by Context BH Capital Management, LP.  The Fund’s address is 401 City Avenue, Suite 800, Bala Cynwyd, Pennsylvania 19004.

(10)	The information is based on the Schedule 13G filed with the SEC on February 13, 2018 by RMB Capital Management, LLC. The Fund’s address is 115 S. LaSalle Street, 34th Floor, Chicago, IL 60603.
(11)

The information is based on the Form 4 filed by Eric D. Hovde on January 3, 2018.  Eric D. Hovde is Chairman of the Board of Directors of Bay Bancorp, Inc. Eric D. Hovde is Chairman and CEO of H Bancorp and, in such capacity, has shared investment and voting discretion with respect to the securities owned by H Bancorp LLC.  H Bancorp LLC’s address is 2050 Main Street, 3rd Floor, Irvine, CA 92614.  The reported shares are also included in the amount shown for Mr. Hovde.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion that follows provides information about related party transactions that occurred during 2017 and 2016 and related party transactions that are contemplated for 2018 (other than compensation paid or awarded to the Company’s directors, director nominees executive officers that is required to be discussed in Item 11 of Part II of this annual report, or is exempt from such discussion.  For this purpose, the term “related party transaction” is generally defined as any transaction (or series of related transactions) in which (i) the Company or any of its subsidiaries is a participant, (ii) the amount involved exceeds the lesser of (a) $120,000 or (b) 1.0% of the Company’s average total assets at year-end for the last two completed fiscal years, and (iii) any director, director nominee or executive officer of the Company or any person who beneficially owns more than 5% of the outstanding shares of Common Stock (and the immediate family members and affiliates of the foregoing) has a direct or indirect interest. The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to the Company and its subsidiaries.

During 2017 and 2016, the Company, through the Bank, had banking transactions in the ordinary course of its business with the Company’s directors, director nominees, executive officers, 5% or greater stockholders and immediate family members and affiliates of the foregoing. All of these transactions were substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company and its subsidiaries. The extensions of credit to these persons by the Bank have not had and do not currently involve more than the normal risk of collectability or present other unfavorable features.

In addition to the foregoing, related party transactions in 2017 and 2016 included (i) payments of $130,260 in 2016 by the Company and the Bank for appraisal, construction, brokerage and property management services to Mackenzie Commercial Real Estate Services, LLC (“MCRES”), a brokerage and real estate development firm, (ii) payments by the Bank to Joppa Green II Limited Partnership, LLP (“Joppa Green”) for the lease of the Bank’s Lutherville, Maryland location totaling $113,965 in 2017 and $120,107 in 2016, (iii) payments to H Bancorp LLC for services rendered to the Company and the Bank totaling $68,750 in 2017 and $111,250 in 2016, and (iv) payments to Hovde Group totaling $112,904 for investment banking services (discussed below).  Mr. Aumiller is a member of MCRES, and he owns a 3.50% limited partnership interest in Joppa Green and also serves as an officer of Joppa Green’s ultimate parent company, Mackenzie Ventures. LLC.  Eric D. Hovde owns a 61.70% interest in H Bancorp. Steven D. Hovde is the Chairman and Chief Executive Officer of Hovde Group.

In 2017, the Company’s board of directors engaged Hovde Group to provide investment banking services in connection with the proposed Merger.  Steven D. Hovde, who serves on the boards of directors of the Company and the Bank, is the Chairman and Chief Executive Officer of Hovde Group. Pursuant to the engagement letter, Hovde Group received a $100,000 fairness opinion fee and $13,965 in related expenses in 2017 and will receive a completion fee equal to 1.0% of the transaction value, subject to the consummation of the Merger. For this purpose, the transaction value will include the aggregate Merger consideration plus the aggregate amount of cash paid in exchange for any Company stock option that remains unexercised as of the effective time of the Merger. The opinion fee will be credited in full toward the portion of the completion fee that will become payable to Hovde Group upon the consummation of the Merger. The Agreement and Plan of Merger, dated as of September 27, 2017, between the Company and Old Line Bancshares (the “Merger Agreement”) requires Old Line Bancshares to pay the Company a termination fee of $5,076,000 if the Merger Agreement is terminated under certain circumstances.  In that event, Hovde Group will be entitled to $761,400, or 15% of that termination fee.

The Company uses the following guidelines to determine the impact of a credit relationship on a director’s independence. We consider extensions of credit which comply with Regulation O, promulgated by the Board of Governors of the Federal Reserve System, to be consistent with director independence. In other words, the Company does not consider normal, arm’s-length credit relationships entered into in the ordinary course of business to negate a director’s independence.

Regulation O requires that loans to directors and executive officers be made on substantially the same terms, including interest rates and collateral, and following credit-underwriting procedures that are no less stringent than those prevailing at the time for comparable transactions by the Company with persons who are not related to the Company or the Bank. Such loans also may not involve more than the normal risk of repayment or present other unfavorable features. Additionally, no event of default may have occurred (that is, such loans are not disclosed as non-accrual, past due, restructured, or potential problems). The Audit Committee must review and approve any credit to a director or his or her related interests and submit such transaction to the full Board of Directors for approval.

In addition, the Company does not consider as independent, for the purpose of voting on any such loans, any director who is also an executive officer of a company to which the Bank has extended credit unless such credit meets the substantive requirements of Regulation O.  Similarly, the Company does not consider independent any director who is an executive officer of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any fiscal year, is greater than 2% of such company’s consolidated gross revenues.

DIRECTOR INDEPENDENCE

The Company’s Board of Directors has determined that each of Pierre A. Abushacra, Robert J. Aumiller, Steven K. Breeden, Mark M. Caplan, Harold I. Hackerman and Charles L. Maskell, Jr. is an “independent director” as defined in Nasdaq Rule 5605(a)(2), and these independent directors constitute a majority of the Company’s Board of Directors.

In addition to an Audit Committee, the Board has appointed from its members a Nominating Committee and a Compensation Committee.  The members of the Nominating Committee include Pierre A. Abushacra, Robert J. Aumiller, Harold I. Hackerman and Steven D. Hovde  and the members of the Compensation Committee include Steven K. Breeden, Mark M. Caplan, Robert J. Aumiller and  Steven D. Hovde. Each member of the Nominating Committee is an “independent director”, and each member of the Compensation Committee is an “independent director”. Each member of the Audit Committee satisfies the audit committee independence requirements of Nasdaq Rule 5605(c)(2)(A).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE

The following table presents fees billed to the Company by its independent registered public accounting firm, Dixon Hughes Goodman, LLP, during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Audit Fees	$157,329	$117,776
Tax Fees	16,832	7,750
All Other Fees	139,741	57,423
Total	$313,902	$182,949

Audit Fees billed in 2017 and 2016 consisted of professional services rendered for the audit of the Company’s annual consolidated financial statements included in the Company’s Annual Reports on Form 10-K and the review of the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Tax Fees billed in 2017 and 2016 represent fees for Hopkins Federal Savings Bank final tax returns.  All Other Fees in 2017 and 2016 relate to Hopkins Federal Savings Bank merger related support.

It is the Audit Committee’s policy to pre-approve all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(l)(B) of the Exchange Act, which, when needed, are approved by the Audit Committee prior to the completion of the independent registered public accounting firm’s audit. All of the 2017 and 2016 services described above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in this report:

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

The exhibits that are filed or furnished with this annual report are listed in the following exhibit index

Exhibit No.	Description

2.1

Purchase and Assumption Agreement, All Deposits, dated May 30, 2015, by and between Bay Bank, FSB and the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2014)

2.2

Agreement and Plan of Merger, dated December 18, 2015, among Bay Bancorp, Inc., Hopkins Bancorp, Inc. and Alvin M. Lapidus (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2015)

2.3

First Amendment to Agreement and Plan of Merger, dated February 1, 2016, among Bay Bancorp, Inc., Hopkins Bancorp, Inc. and Alvin M. Lapidus (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2016)

2.4

Agreement and Plan of Merger, dated September 27, 2017, by and between Old Line Bancshares, Inc. and Bay Bancorp, Inc., (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form   8-K filed on September 27, 2017, as amended by Amendment No. 1 on Form 8-K/A filed on September 28,  2017)

3.1

Articles of Amendment and Restatement filed with the State Department of Assessments and Taxation of Maryland (“SDAT”) on April 19, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

3.2	Certificate of Correction filed with SDAT on June 5, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on June 6, 2014)

3.3	Articles of Amendment filed with SDAT on September 3, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

3.4	Articles of Amendment filed with SDAT on October 29, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

3.5	Articles Supplementary filed with SDAT on February 11, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

3.7	Certificate of Correction filed with SDAT on March 23, 2018 (filed herewith)

10.1

Separation Agreement by and among Kevin B. Cashen, Bay Bank, F.S.B and Bay Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2014)

10.2

Form of First Amendment to Stock Option Agreement between Bay Bancorp, Inc. and Kevin B. Cashen (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 5, 2014)

10.3

Employment Agreement, dated January 2, 2015, by and between Bay Bank, FSB and Larry D. Pickett (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on

May 15, 2014)

10.4

Employment Agreement, dated April 14, 2017, by and among Joseph J. Thomas, Bay Bank, FSB, and Bay Bancorp, Inc.  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2017)

10.5	Carrollton Bancorp 1998 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 16, 1998)

10.6	Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on April 5, 2007)

10.7	Form of Restricted Stock Award Agreement under the Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013)

10.8

Form of Incentive Stock Option Agreement under the Carrollton Bancorp 2007 Equity Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013)

10.9	Jefferson Bancorp, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 25, 2013)

10.10

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

Bay Bancorp, Inc.

Date: March 28, 2018	By:	/s/ Joseph J. Thomas
Joseph J. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Joseph J. Thomas	President and Chief Executive Officer	March 28, 2018
Joseph J. Thomas	(Principal Executive Officer)

/s/ Larry D. Pickett	Executive Vice President - Chief Financial Officer	March 28, 2018
Larry D. Pickett	(Principal Accounting Officer)

/s/ Robert J. Aumiller	Director	March 28, 2018
Robert J. Aumiller

/s/ Steven K. Breeden	Director	March 28, 2018
Steven K. Breeden

/s/ Pierre Abushacra	Director	March 28, 2018
Pierre Abushacra

/s/ Mark M. Caplan	Director	March 28, 2018
Mark M. Caplan

/s/ Howard I. Hackerman	Director	March 28, 2018
Howard I. Hackerman

/s/ Eric D. Hovde	Director	March 28, 2018
Eric D. Hovde

/s/ Steven D. Hovde	Director	March 28, 2018
Steven D. Hovde

/s/ Charles L. Maskell	Director	March 28, 2018
Charles L. Maskell